Form 10-Q
period 1998-06-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 1998-08-24
CIK 1046880

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD ______________ TO ________________

          COMMISSION FILE NUMBER 0-24341


                         CENTRAL EUROPEAN DISTRIBUTION
                                  CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                   54-18652710
       (STATE OF INCORPORATION)                (IRS EMPLOYER IDENTIFICATION NO.)

     211 NORTH UNION STREET, #100
         ALEXANDRIA, VIRGINIA                                22314
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                    (ZIP CODE)

                                  703-838-5568
                        (REGISTRANT'S TELEPHONE NUMBER,
                              INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [ ]   No  [X]

     The number of shares outstanding of each class of the issuer's common stock as of July 31, 1998:

     Common Stock ($.01 par value)................ 3,780,000 shares

================================================================================

                                     INDEX

                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements............................................   3

          Consolidated Condensed Balance Sheet, June 30, 1998 (unaudited)
             and December 31, 1997........................................   3

          Consolidated Condensed Statements of Income (unaudited) for the
             three and six months ended June 30, 1998 and 1997............   5

          Consolidated Condensed Statements of Changes in Stockholders'
             Equity (unaudited)...........................................   6

          Consolidated Condensed Statements of Cash Flows (unaudited) for
             the six months ended June 30, 1998 and 1997..................   7

          Notes to Consolidated Condensed Financial Statements (unaudited)   8

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................  12

PART II.  OTHER INFORMATION
---------------------------

Item 2.   Changes in Securities and Use of Proceeds.......................  15

Item 6.   Exhibits and Reports on Form 8-K................................  16

Signatures................................................................  17

CENTRAL EUROPEAN DISTRIBUTION CORPORATION                     Amounts in columns
                                                          expressed in thousands

--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES)


CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)


                                                                   December 31,        June 30,
                                                                       1997              1998
                                                                  --------------     ------------
ASSETS

CURRENT ASSETS
Cash                                                                   $ 1,053          $   388
Accounts receivable, net of allowance for doubtful accounts
of $94,000 and $104,000, respectively                                    6,970            5,960
Inventories                                                              3,280            2,842
Prepaid expenses and other current assets                                  235              152
Deferred income taxes                                                      103              106
                                                                      --------         --------

TOTAL CURRENT ASSETS                                                    11,641            9,448

Equipment, net                                                             503              713
Deferred charges                                                           386              661
                                                                      --------         --------

TOTAL ASSETS                                                           $12,530          $10,822
                                                                      --------         --------



See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION                     Amounts in columns
                                                          expressed in thousands

--------------------------------------------------------------------------------

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED) - CONTINUED

                                                                              December 31,        June 30,
                                                                                  1997              1998
                                                                             --------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade accounts payable                                                          $ 9,790             $ 7,105
Bank loans and overdraft facilities                                                 925               1,452
Other current liabilities                                                         1,085               1,093
Current portion of long-term debt and capital lease obligations                     349                 228
                                                                               --------            --------

TOTAL CURRENT LIABILITIES                                                        12,149               9,878

Long term debt and capital lease obligations, less current portion                   47                  75

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value, 1,000,000 shares authorized; no shares
 issued and outstanding)                                                              -                   -
Common Stock ($0.01 par value, 20,000,000 shares authorized, 1,780,000
 shares issued and outstanding)                                                      18                  18
Additional paid-in-capital                                                           36                  36
Retained earnings                                                                   280                 811
Foreign currency translation adjustment                                               -                   4
                                                                               --------            --------

TOTAL STOCKHOLDERS' EQUITY                                                          334                 869
                                                                               --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $12,530             $10,822
                                                                               --------            --------



See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION           Amounts in columns expressed
                                            in thousands (except per share data)

--------------------------------------------------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                Three months ended       Six months ended
                                              ----------------------  ----------------------
                                               June 30,    June 30,    June 30,    June 30,
                                                 1997        1998        1997        1998
                                              ----------  ----------  ----------  ----------
NET SALES                                       $9,552     $12,095     $17,522      $21,893
Cost of goods sold                               8,281      10,256      15,188       18,536
                                               -------    --------    --------     --------

GROSS PROFIT                                     1,271       1,839       2,334        3,357

Sales, general and administrative expenses         983       1,278       1,909        2,406
                                               -------    --------    --------     --------

OPERATING INCOME                                   288         561         425          951

Non-operating income (expense)
  Interest expense                                 (37)        (59)        (81)        (105)
  Realized and unrealized foreign currency
   transaction losses, net                        (109)        (71)       (213)         (40)
  Other income, net                                 14          16          39           28
                                               -------    --------    --------     --------

INCOME BEFORE INCOME TAXES                         156         447         170          834
Income tax expense                                  74         162          95          303
                                               -------    --------    --------     --------

NET INCOME                                      $   82     $   285     $    75      $   531
                                               =======    ========    ========     ========

NET INCOME PER COMMON SHARE, BASIC AND
 DILUTIVE                                        $0.05       $0.16       $0.04        $0.30
                                               =======    ========    ========     ========

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION           Amounts in columns expressed
                                            in thousands (except per share data)

--------------------------------------------------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                          Foreign
                                                              Additional                 currency
                                                               paid-in-     Retained    translation
                                            Common Stock       capital      earnings    adjustment     Total
                                        --------------------------------------------------------------------
                                          No. of
                                          shares     Amount
                                        -------------------
Balance at December 31, 1997            1,780,000     $18        $36          $280          $ -         $334

Net income for the six months ended
 June 30, 1998                                  -       -          -           531            -          531

Foreign currency translation
 adjustment                                     -       -          -             -            4            4
                                      ----------------------------------------------------------------------
Comprehensive income for the six
 months ended June 30, 1998                     -       -          -           531            4          535
                                      ----------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                1,780,000     $18        $36          $811          $ 4         $869
                                      ======================================================================

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION                     Amounts in columns
                                                          expressed in thousands

--------------------------------------------------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Six months      Six months
                                                    ended            ended
                                                   June 30,        June 30,
                                                     1997            1998
                                                 ------------    ------------


NET CASH USED IN OPERATING ACTIVITIES                  (107)           (316)

INVESTING ACTIVITIES
Purchases of equipment                                  (44)           (317)
Proceeds from the disposal of equipment                  60               -
                                                   --------        --------

NET CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES                                               16            (317)

FINANCING ACTIVITIES
Borrowings on overdraft facility                     14,947          24,479
Payment of overdraft facility                       (14,951)        (24,402)
Payment of capital lease obligations                    (81)            (87)
Short-term borrowings                                   500             725
Payment of short term borrowings                       (490)           (275)
Long-term borrowings                                      -             139
Payment of long-term borrowings                           -            (145)
Costs paid in connection with public
offering                                                  -            (466)
                                                   --------        --------

NET CASH USED IN FINANCING ACTIVITIES                   (75)            (32)
                                                   --------        --------

NET DECREASE IN CASH                                   (166)           (665)
Cash at beginning of period                             740           1,053
                                                   --------        --------

CASH AT END OF PERIOD                                   574             388
                                                   ========        ========


See accompanying notes.

    These consolidated condensed financial statements (and notes thereto) are unaudited, but include in the opinion of management, all adjustments necessary (all of a normal recurring nature) for a fair presentation of such data. The results for the unaudited interim periods are not necessarily indicative of the results expected for the entire year. The condensed balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (US GAAP). The consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements for each of the three years in the period ended December 31, 1997.

1.  ORGANISATION AND DESCRIPTION OF BUSINESS

    Central European Distribution Corporation (CEDC) was organized as a Delaware Corporation in September 1997 to operate as a holding company through its sole subsidiary, Carey Agri International Poland Sp. z o.o. (Carey Agri). CEDC and Carey Agri are referred to herein as the Company.

2.  ACCOUNTING POLICIES

    The significant changes since December 31, 1997 in accounting policies and practices followed by the Company are as follows:

    Foreign Currency Translation and Transactions

    As stated above, Carey Agri maintains its books of account in Polish zloties. The accompanying consolidated condensed financial statements have been prepared in US Dollars. For all periods prior to January 1, 1998, transactions and balances not already measured in US Dollars (primarily Polish zloties) have been remeasured into US Dollars in accordance with the relevant provisions of US Financial Accounting Standard (FAS) No. 52 "Foreign Currency Translation" as applied to entities in highly inflationary economies.

    Under FAS No. 52, revenues, costs, capital and non-monetary assets and liabilities are translated at historical exchange rates prevailing on the transaction dates. Monetary assets and liabilities are translated at exchange rates prevailing on the balance sheet date. Exchange gains and losses arising from remeasurement of monetary assets and liabilities that are not denominated in US Dollars are credited or charged to operations.

    Effective January 1, 1998, the Company no longer considers Poland to be a hyper-inflationary economy. Therefore, the Company has ceased accounting for its Polish activities using provisions applicable to hyper-inflationary economies on January 1, 1998 and treats the Polish zloty as its functional currency. See the discussion below regarding the effect of this change on comprehensive income.

    Estimates

    The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences may be material to the financial statements.

    Effect of New Accounting Standards

    In June 1997, the Financial Accounting Standards Board (FASB) issued its Statement No. 130, "Reporting Comprehensive Income". This standard became effective for the Company in the three months ending March 31, 1998, and it requires the disclosure of comprehensive income which is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income adjusted by, among other items, foreign currency translation adjustments. As disclosed in this Note 2, for all periods before January 1, 1998, the Company remeasures transactions and results of its Polish subsidiary in accordance with FAS No. 52 as applied to entities in highly inflationary economies. Therefore, exchange gains and losses arising from remeasurements of these monetary assets and liabilities are credited or charged to net income. However, in 1998 since Poland is no longer considered a highly inflationary economy, these remeasurements are recorded as a separate component of equity and, under FAS No. 130, included as part of comprehensive income.

    In June 1997, the FASB issued its Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". The standard is effective for the Company in the year ending December 31, 1998, and it requires, among other provisions, that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company does not have any separate reportable operating segments under the requirements of FAS No. 131.

    Net Income Per Common Share

    Net income per common share is calculated under the provisions of FAS No. 128, "Earnings per Share". The average number of shares outstanding was 1,780,000 during each of the periods. The stock options and warrants outstanding at June 30, 1998 were not included in the computation of diluted earnings per common share as the Company believes the exercise price would be greater than or equal to the average market price of the common shares and, therefore, the effect would be antidilutive.

3.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long term debt consists of the following:

                                                                    June 30,
                                                                      1998
                                                                   ----------
    Loan denominated in US Dollars                                    $ 103
    Loans denominated in Polish zloty                                   174
    Capital lease obligations                                            27
    Current portion of these loans and capital lease obligations       (229)
                                                                   ----------
    Long-term portion                                                 $  75
                                                                   ==========

    In the first quarter of 1998, the Company entered into a loan agreement for the purchase of vehicles and warehouse equipment. The loan is denominated in PLN and equaled a USD equivalent of approximately $100,000. The loan is to be repaid in twenty-four equal installments through January 2000 and has an interest rate equal to WIBOR + 3% (24.5% in June 1998). This loan is collateralized by blank bills of exchange, the equipment financed, and the assignment of an insurance policy on the equipment financed.

    In the second quarter of 1998, the Company entered into another loan agreement for the purchase of vehicles and warehouse equipment. The loan is denominated in PLN and allowed for total borrowings of approximately $70,000. Of this, approximately $40,000 of this was utilized through June 30, 1998. The loan is to be repaid in 24 equal installments through May 2000 and has an interest rate of WIBOR + 3% (24.5% in June 1998). This loan is collateralized by blank bills of exchange, the equipment financed, and the assignment of an insurance policy on the equipment financed.

4.  SHORT-TERM BANK LOANS

    In the first quarter of 1998, the Company entered into a short-term bank loan with a bank for $725,000 at an interest rate equal to LIBOR + 2.7% (8.45% in March 1998). The loan was due in full on May 21, 1998 but was extended to August 21, 1998. These loans are collateralized by blank bills of exchange, the equipment financed and the assignment of an insurance policy on the equipment financed. A vice president and member of the management board of this bank is a director of the Company.

    In July 1998, the due date of the Company's U.S. Dollar revolving credit line of $300,000 (with the same bank mentioned above) was extended to October 10, 1998.

    In July 1998, the due date of the Company's overdraft facility (in Polish zloty, shown in approximate US Dollar equivalent) with a bank (other than the bank referred to above) for $285,000 was extended to October 30, 1998 and the due date of the Company's USD short-term loan with this same bank for $350,000 was extended to October 30, 1998

5.  DEFERRED CHARGES

    Costs incurred in connection with the public offering completed in July 1998, totalling $637,000 are included in deferred charges in the June 30, 1998 balance sheet. The change in the accrued portion during the six months ended June 30, 1998 of $171,000 is not reflected in the Consolidated Condensed Statements of Cash Flows. This amount and other charges incurred subsequent to June 30, 1998 will be charged to stockholders' equity in the three months ended September 30, 1998.

6.  INCOME TAXES

    Total income tax expense varies from expected income tax expense computed at Polish statutory rates (38% in 1997 and 36% in 1998) as follows:

                                              Six months       Six months
                                                 ended            ended
                                             June 30, 1997    June 30, 1998
                                            ---------------  ---------------

    Tax at Polish statutory rate
    Reduction in deferred tax valuation
     allowance                                       -             (19)
    Effect of foreign currency exchange
     rate change on net deferred tax                15              (1)
     assets
    Effect of lower effective income tax
     rate for United States                          -               2
    Permanent differences
        Interest on overdue taxes                    1               3
        Non-deductible social taxes                  4               8
        Non-deductible depreciation                  2               3
        Other non-deductible expenses                8               7
                                                 =====          ======

    Income tax expense                             $95            $303
                                                 =====          ======

    The corporate income tax rates in Poland will be 34% in 1999 and 32% in 2000.

    Carey Agri's tax liabilities (including corporate income tax, Value Added Tax, social security, and other taxes) may be subject to examinations by Polish tax authorities for up to five years from the end of the year the tax is payable. CEDC's US federal income tax returns will also be subject to examination by US tax authorities. Because the application of tax laws and regulations to many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determination by the tax authorities.

7.  SUBSEQUENT EVENTS

    Initial Public Offering

    The Company completed its initial public offering of 2,000,000 shares of common stock on July 31, 1998. The public offering price was $6.50 per share. The net proceeds to the Company are estimated to be approximately $10.7 million. The shares are currently quoted on the Nasdaq SmallCap Market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

OVERVIEW

     The Company's operating results are generally determined by the volume of alcoholic beverages that can be sold by the Company through its national distribution system, the gross profits on such sales and control of costs. The Company purchases the alcoholic beverages it distributes from producers as well as other importers and wholesalers. Almost all such purchases are made with the sellers providing a period of time, generally between 25 and 90 days, before the purchase price is to be paid by the Company. Since the initial public offering, the Company pays costs on delivery for its domestic vodka purchases in order to receive additional discounts. The Company sells the alcoholic beverages with a mark-up over its purchase price, which mark up reflects the market price for such individual product brands in the Polish market. The Company's bad debt ratio provision as a percentage of net sales was 0.21% in 1995, 0.08% in 1996, 0.12% in 1997 and 0.11% in the three-month period ended March 31, 1998.

     The following comments regarding variations in operating results should be read considering the rates of inflation in Poland during the period -- 1995, 21.6%; 18.5%; and 1997, 14.9% -- as well as the devaluation of the Polish zloty compared to the U.S. Dollar, which was 1.2%. 16.6%, and 22.6% in 1195, 1996 and 1997, respectively.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

Net sales increased $4.37 million, or 24.9% from $17.52 million in 1997 to $21.89 million in 1998. This increase is mainly due to increased market penetration by the existing distribution system and increased sales of domestic vodka.

Cost of goods sold increased $3.35 million, or 22.0%, from $15.19 million in 1997 to $18.54 million in 1998. As a percentage of net sales cost of goods sold decreased from 86.7% to 84.7%. This decrease is mainly due to price increases for domestic vodka, which offset the higher portion of vodka sales which sells at a lower gross margin than imported alcohol products, and better terms obtained from vodka producers due to higher sales volumes.

Sales, general and administrative expense increased 26.0% from $1.91 million in 1997 to $2.41 million in 1998. This increase is mainly due to the expansion of sales noted above. As a percentage of net sales, sales, general and administrative expenses increased slightly from 10.9% to 11.0%.

Interest expense increased $24,000 or 29.6% from $81,000 in 1997 to $105,000 in 1998. This increase is mainly due to additional short-term credits to support the sales growth noted above. As a percentage of net sales, interest expense was 0.5% in 1997 and 1998.

Net realized and unrealized foreign currency transactions resulted in losses of $213,000 in 1997 and $40,000 in 1998. The lower net loss in 1998 is mainly due to the relative stability of the zloty, versus the U.S. dollar, in which a substantial portion of the Company's assets are denominated.

Income tax expense increased $208,000, from $95,000 in 1997 to $303,000 in 1998. This increase is mainly due to the increase in income before income taxes from $170,000 to $834,000, respectively.

The effective tax rate decreased from 55.9% in 1997 to 36.3% to 36.3% in 1998. Permanent differences (for items such as non-deductible interest, taxes, and depreciation) between financial and taxable income normally make up a considerably lower percentage of income before income taxes when income before income taxes is higher, as it was in 1998. For this reason, as well as the decrease in the statutory tax rate in Poland from 38% in 1997 to 36% in

1998, the effective tax rate was significantly lower in 1998. See notes to the consolidated condensed financial statements for further information on income taxes.

Net income increased $456,000 from $75,000 in 1997 to $531,000 in 1998. This increase is due to the factors noted above.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

Net sales increased $2.54 million, or 26.6% from $9.55 million to $12.0 million. This increase is mainly due to increased market penetration by the existing distribution system and increased sales of domestic vodka.

Cost of goods sold increased $1.98 million, or 23.8%, from $8.28 million in 1997 to $10.26 million in 1998. As a percentage of net sales cost of goods sold decreased from 86.7% to 84.8%. This decrease is mainly due to better terms obtained from vodka producers due to higher sales volumes.

Sales, general and administrative expense increased 30.0% from $0.98 million in 1997 to $1.28 million in 1998. This increase is mainly due to the expansion of sales noted above. As a percentage of net sales, sales, general and administrative expenses increased from 10.3% to 10.6%.

Interest expense increased $22,000 from $37,000 in 1997 to $59,000 in 1998.
This increase is mainly due to additional short-term credits to support the sale growth noted above.

Net realized and unrealized foreign currency transactions resulted in losses of $109,000 in 1997 and $71,000 in 1998. In 1998, the zloty, in which a substantial portion of the Company's assets are denominated depreciated versus the U.S. dollar at a slower rate than in 1997.

Income tax expense increased $88,000, from $74,000 in 1997 to $162,000 in 1998. This increase is mainly due to the increase in income before income taxes from $156,000 to $447,000, respectively.

The effective tax rate decreased from 47.4% in 1997 to 36.2% in 1998. Permanent differences (for items such as non-deductible interest, taxes, and depreciation) between financial and taxable income normally make up a considerably lower percentage of income before income taxes when income before income taxes is higher, as it was in 1998. For this reason, as well as the decrease in the statutory tax rate in Poland from 38% in 1997 to 36% in 1998, the effective tax rate was significantly lower in 1998. See notes to the consolidated condensed financial statements for further information on income taxes.

Net income increased $203,000 from $82,000 in 1997 to $285,000 in 1998. This increase is due to the factors noted above.

STATEMENT OF LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash balance decreased by $665,000 in the first six months of 1998 compared to decrease of $166,000 in the corresponding period of 1997, primarily as a result of a higher working capital used in operating activities and additional funds required to finance public offering expenses.

The net cash used in operating activities decreased by $316,000 in 1998 compared to $107,000 in 1997. The decrease is due to higher working capital required to finance the strong sales growth in 1998.

The investing activities amount to $317,000 and are in most part related to purchases of transportation equipment.

Financing activities resulted in a decrease of $32,000, where a cash decrease of $466,000 resulted from financing the public offering expenses. The net change of the overdraft facility was an increase of borrowing of $77,000.

In the first half of 1998 the Company retired borrowing in the amount of $420,000, and incurred short-term debts of $725,000 and investment loans of $139,000.

STATEMENT ON INFLATION AND CURRENCY FLUCTUATIONS

The inflation is projected at 9.5% for the whole of 1998, substantially lower than previous years and therefore the impact on the financial statements in the first six months of the year is less material than in previous years.

The share of purchases denominated in foreign currencies has decreased resulting in lower foreign exchange exposure. However, the level of borrowing denominated in US dollars has increased due to higher sales and the need to finance public offering expenses. The zloty was relatively stable in the first six months of the year.

SEASONALITY

The Company's sales have been historically seasonable with over 56% of the sales in 1997 occurring in the second half of the year, of which over 31% occurred in the last quarter. The higher leveraging of the business and effectiveness result in larger share of net profits earned in the second half of the year. In fiscal 1997, over 75% of net profits were earned in the second half of the year.

The Company expects to experience variability in the sales and net income on a quarterly basis.

The Company's working capital requirements are also seasonal, and are normally highest in the months of December to January. Liquidity is then normally improving when collections are made on the higher sales during the month of December.

LEGAL PROCEEDINGS

The Company continues to be involved in litigation from time to time in the ordinary course of business.

In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's financial condition or results of operations.

YEAR 2000 COMPLIANCE

The Company believes to be able to achieve year 2000 compliance by the end of 1999. The Company does not expect any disruptions in its operations as a result of any failure by the Company to be in compliance.

                                    PART II
                               OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company completed its initial public offering (the "Offering") of its common stock, $.01 per value (the "Common Stock"), on July 31, 1998. The registration statement (the "Registration Statement") relating to the Offering (File No. 333-42387) was declared effective by the SEC on July 27, 1998. The managing underwriters of the Offering were Brean Murray & Co., Inc. and Fine Equities, Inc. The number of shares of Common Stock registered and sold in the Offering was 2,000,000 and the aggregate price of the offering amount registered and sold was $13,000,000. All shares were sold by the Company.

From the effective date of the Registration Statement through the date of this report, the total amount of expenses incurred by the Company in connection with the issuance and distribution of the shares in the Offering was approximately $1,965,000. Of such expenses, $1,340,000 consisted of underwriting discounts and commissions.

The following table sets forth the various expenses in connection with the issuance and distribution of the securities being registered hereby, other than underwriting discounts and commissions and a non-accountable expense allowance. All of such expenses were borne by the Company.

     SEC Registration Fee.....................................  $  5,286
     NASD Filing Fee..........................................     2,292
     Nasdaq SmallCap Market Listing Fee.......................     9,280
     Accounting Fees and Expenses.............................   200,000
     Legal Fees and Expenses..................................   375,000
     Printing and Engraving Expenses..........................   140,000
     Transfer Agent Fees and Expenses.........................     3,500
     Miscellaneous............................................   189,642
                                                                --------
           Total..............................................  $925,000
                                                                ========

The amounts set forth in the preceding table were paid to persons other than directors or officers of the Company or their associates, persons owning 10% or more of any class of equity of the Company, or affiliates of the Company.

The net proceeds of the Offering to the Company after deducting the foregoing expenses totaled $10,700,000.

USE OF PROCEEDS

The net proceeds of the offering to the Company after deducting the foregoing expenses totaled $10.7 million.

          Short term financial instruments               $ 5,700,000
          denominated in US dollars
          Exchanged into PLN to improve                  $ 4,000,000
          working capital
          Repayment of PLN denominated loans             $   200,000
          Prepayment of suppliers                        $   800,000

The amounts set forth in the preceding table were paid to persons other than directors or officers of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, and affiliates of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

        EXHIBIT
        NUMBER                 EXHIBIT DESCRIPTION
        -------                -------------------
          27.1     Financial Data Schedule.
          99.1     Press release dated July 28, 1998.

         (b)  Reports on Form 8-K

         None

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                CENTRAL EUROPEAN DISTRIBUTION CORPORATION
                                (registrant)


Date: August 24, 1998           By:         /s/ William V. Carey
                                    ------------------------------------------
                                              William V. Carey
                                    President and Chief Executive Officer


Date:  August 24, 1998          By:          /s/ Robert Bohojlo
                                    ------------------------------------------
                                               Robert Bohojlo
                                    Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
  NUMBER                    EXHIBIT DESCRIPTION                       PAGE
----------  ----------------------------------------------------  ------------
   27.1     Financial Data Schedule.
   99.1     Press release dated July 28, 1998.