Form 10-Q
period 1998-09-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 1998-11-12
CIK 1046880

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended September 30, 1998

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

  The number of shares outstanding of each class of the issuer's common stock as of September 30, 1998:

     Common Stock ($.01 par value)..........................  3,780,000 shares

================================================================================

                                     INDEX

                                                                                                 Page
                                                                                                 ----
PART I.  FINANCIAL INFORMATION
-------  ---------------------
Item 1.  Financial Statements...................................................................  3

         Consolidated Condensed Balance Sheets, September 30, 1998 (unaudited)
           and December 31, 1997................................................................  3

         Consolidated Condensed Statements of Income (unaudited) for the three and nine months ended September 30, 1998 and 1997.............................................  5

         Consolidated Condensed Statements of Changes in Stockholders' Equity (unaudited).......  6

         Consolidated Condensed Statements of Cash Flows  (unaudited) for the nine months ended
           September 30, 1998 and 1997..........................................................  7

         Notes to Consolidated Condensed Financial Statements (unaudited).......................  8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.. 11

PART II. OTHER INFORMATION
-------- -----------------

Item 2.  Changes in Securities and Use of Proceeds.............................................. 14

Item 6.  Exhibits and Reports on Form 8-K....................................................... 14

Signatures...................................................................................... 15

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                                       Amounts in columns expressed in thousands

--------------------------------------------------------------------------------
                                    PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS....................................................

                   Central European Distribution Corporation

               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                         (IN THOUSANDS, EXCEPT SHARES)



                                                                       December 31,          September 30,
                                                                            1997                 1998
                                                                       ------------          -------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                $ 1,053                $ 3,504
Marketable securities                                                          -                  1,442
Accounts receivable, net of allowance for doubtful accounts
  of $94,000 and $116,000, respectively                                    6,970                  7,294
Inventories                                                                3,280                  3,548
Prepaid expenses and other current assets                                    235                    251
Deferred income taxes                                                        103                    135
                                                                         -------                -------
TOTAL CURRENT ASSETS                                                      11,641                 16,174

Equipment, net                                                               503                    803
Deferred charges                                                             386                      -
                                                                         -------                -------
TOTAL ASSETS                                                             $12,530                $16,977
                                                                         -------                -------

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                                       Amounts in columns expressed in thousands

--------------------------------------------------------------------------------

Consolidated Condensed Balance Sheets  (unaudited) - continued

                                                                            December 31,     September 30,
                                                                                1997             1998
                                                                            ------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable                                                        $ 9,790           $ 4,553
Bank loans and overdraft facilities                                               925                 -
Other current liabilities                                                       1,085               877
Current portion of long-term debt and capital lease obligations                   349                 -
                                                                              -------           -------
TOTAL CURRENT LIABILITIES                                                      12,149             5,430

Long term debt and capital lease obligations, less current portion                 47                 -

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value, 1,000,000 shares authorized; no shares
 issued and outstanding)                                                            -                 -

Common Stock ($0.01 par value, 20,000,000 shares authorized, 1,780,000 and
 3,780,000 shares issued and outstanding at December 31, 1997 and September        18                38
 30, 1998, respectively)

Additional paid-in-capital                                                         36            10,634
Retained earnings                                                                 280             1,140
Foreign currency translation adjustment                                             -              (265)
                                                                              -------           -------
TOTAL STOCKHOLDERS' EQUITY                                                        334            11,547
                                                                              -------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $12,530           $16,977
                                                                              -------           -------

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                                                    Amounts in columns expressed
                                            in thousands (except per share data)

--------------------------------------------------------------------------------

Consolidated Condensed STATEMENTS OF INCOME (UNAUDITED)


                                                       Three months ended                             Nine months ended
                                           ----------------------------------------       --------------------------------------
                                               September 30,          September 30,          September 30,         September 30,
                                                   1997                   1998                   1997                  1998
                                           ------------------      ----------------       ----------------      ----------------
NET SALES                                              $9,977               $12,968                $27,499               $34,861
Cost of goods sold                                      8,571                11,057                 23,759                29,593
                                           ------------------      ----------------       ----------------      ----------------

GROSS PROFIT                                            1,406                 1,911                  3,740                 5,268

Sales, general and administrative expenses              1,148                 1,507                  3,057                 3,913
                                           ------------------      ----------------       ----------------      ----------------

OPERATING INCOME                                          258                   404                    683                 1,355

Non-operating income (expense)
  Interest expense                                        (25)                  (75)                  (106)                 (180)
  Interest income                                           -                    99                      -                    99
  Realized and unrealized foreign currency
   transaction (losses) gains, net                        (65)                   70                   (278)                   30

  Other (expense) income, net                              (4)                    3                     35                    31

                                           ------------------      ----------------       ----------------      ----------------

INCOME BEFORE INCOME TAXES                                164                   501                    334                 1,335
Income tax expense                                         99                   172                    194                   475
                                           ------------------      ----------------       ----------------      ----------------

NET INCOME                                             $   65               $   329                $   140               $   860
                                           ==================      ================       ================      ================

NET INCOME PER COMMON SHARE, BASIC AND
 DILUTIVE                                               $0.04                 $0.10                  $0.08                 $0.38
                                           ==================      ================       ================      ================

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                                                    Amounts in columns expressed
                                            in thousands (except per share data)

--------------------------------------------------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                        Foreign
                                                                                                       currency
                                                                 Additional          Retained         translation
                                        Common Stock           paid-in-capital       earnings         adjustment         Total
                                 -------------------------   -----------------   --------------    ---------------    -------------
                                     No. of
                                     shares       Amount
                                 -------------------------
Balance at December 31, 1997         1,780,000         $18             $    36           $  280              $   -          $   334

Net income for the nine months
ended September 30, 1998                     -           -                   -              860                  -              860

Foreign currency translation
 adjustment                                  -           -                   -                -              (265)             (265)
                                 -------------------------   -----------------   --------------    ---------------    -------------
Comprehensive income for
 the  nine months ended
 September 30, 1998                          -           -                   -              860              (265)              595

Initial public offering in July
 1998                                2,000,000          20              10,598                -                  -           10,618
                                 -------------------------   -----------------   --------------    ---------------    -------------

BALANCE AT SEPTEMBER 30, 1998        3,780,000         $38             $10,634           $1,140              $(265)         $11,547
                                 =========================   =================   ==============    ===============    =============

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                                       Amounts in columns expressed in thousands

--------------------------------------------------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                            Nine months         Nine months
                                                                                               ended               ended
                                                                                           September 30,       September 30,
                                                                                                1997               1998
                                                                                         ---------------     --------------
NET CASH USED IN OPERATING ACTIVITIES                                                               (324)            (5,178)

INVESTING ACTIVITIES
Purchases of equipment                                                                               (85)              (450)
Proceeds from the disposal of equipment                                                               32                  -
Net increase in marketable securities                                                                  -             (1,442)
                                                                                         ---------------     --------------
NET CASH USED IN INVESTING ACTIVITIES                                                                (53)            (1,892)

FINANCING ACTIVITIES
Borrowings on overdraft facility                                                                  12,592             24,575
Payment of overdraft facility                                                                    (12,461)           (24,875)
Payment of capital lease obligations                                                                (147)              (113)
Short-term borrowings                                                                                500                725
Payment of short term borrowings                                                                    (490)            (1,350)
Long-term borrowings                                                                                   7                139
Payment of long-term borrowings                                                                        -               (422)
Costs paid in 1997 in connection with
 public offering                                                                                    (124)                 -
Net proceeds from initial public offering                                                              -             10,842
                                                                                         ---------------     --------------
NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                                                                                (123)             9,521
                                                                                         ---------------     --------------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                                                        (500)             2,451
Cash and cash equivalents at beginning of
period                                                                                               740              1,053
                                                                                         ---------------     --------------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                                                                               240              3,504
                                                                                         ===============     ==============

See accompanying notes.

    These consolidated condensed financial statements (and notes thereto) are unaudited, but include in the opinion of management, all adjustments necessary (all of a normal recurring nature) for a fair presentation of such data. The results for the unaudited interim periods are not necessarily indicative of the results expected for the entire year. The condensed balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles (GAAP). The consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements for each of the three years in the period ended December 31, 1997.

1.  ORGANISATION AND DESCRIPTION OF BUSINESS

    Central European Distribution Corporation (CEDC) was organized as a Delaware Corporation in September 1997 to operate as a holding company through its sole subsidiary, Carey Agri International Poland Sp. z o.o. (Carey Agri). CEDC and Carey Agri are referred to herein as the Company.

    In July 1998, CEDC had an initial public offering of 2,000,000 shares (at $6.50 per share) receiving net proceeds of approximately $10.6 million. The shares are currently quoted on the Nasdaq SmallCap Market.

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

    Estimates

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences may be material to the financial statements.

    Marketable Securities

    All marketable securities are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. These securities are stated at estimated fair value based upon market quotes. At September 30, 1998 marketable securities consist entirely of state and municipal debt securities and fair value approximates cost.

    Cash and Cash Equivalents

    Short-term investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents.

    Effect of New Accounting Standards

    In June 1997, the Financial Accounting Standards Board (FASB) issued its Statement No. 130, "Reporting Comprehensive Income". This standard became effective for the Company in the three months ending March 31, 1998, and it requires the disclosure of comprehensive income which is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income adjusted by, among other items, foreign currency translation adjustments. As disclosed in this Note 2, for all periods before January 1, 1998, the Company remeasures transactions and results of its Polish subsidiary in accordance with FAS No. 52 as applied to entities in highly inflationary economies. Therefore, exchange gains and losses arising from remeasurements of these monetary assets and liabilities are credited or charged to net income. However, in 1998 since Poland is no longer considered a highly inflationary economy, these remeasurements are recorded as a separate component of equity and, under FAS No. 130, included as part of comprehensive income. Comprehensive income for the nine months and three months ended September 30, 1998 was $595,000 and $60,000, respectively.

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

    Net Income Per Common Share

    Net income per common share is calculated under the provisions of FAS No. 128, "Earnings per Share". The average number of shares outstanding was 1,780,000 for all of 1997. Giving effect of the initial public offering on July 27, 1998, the weighted average number of shares outstanding for the three and nine months ended September 30, 1998 was 3,193,043 and 2,256,191, respectively.

    The stock options and warrants outstanding at September 30, 1998 were not included in the computation of diluted earnings per common share as the effect would be antidilutive.

3.  LONG-TERM DEBT AND SHORT-TERM BANK LOANS

    All long-term debt and short-term bank loans were paid in full by the Company in the third quarter of 1998 using the proceeds from the initial public offering.

4.  INCOME TAXES

    Total income tax expense varies from expected income tax expense computed at Polish statutory rates (38% in 1997 and 36% in 1998) as follows:

                                                     Nine months          Nine months
                                                        ended                ended
                                                    September 30,        September 30,
                                                         1997                1998
                                                  ----------------    ----------------
   Tax at Polish statutory rate                               $127                $481
   Reduction in deferred tax valuation
    allowance                                                    -                 (24)
   Permanent differences                                        35                   9
   Other                                                        32                   9
                                                  ================    ================
   Income tax expense                                         $194                $475
                                                  ================    ================

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

5.  CONTINGENT LIABILITIES

    The Company is involved in litigation and has claims against it for matters arising in the ordinary course of business. In the opinion of management, the outcome will not have a material adverse effect on the Company.

6.  SUBSEQUENT EVENTS

    In October 1998, the Company amended its 1997 Stock Incentive Plan to increase the number of shares covered by options given to each newly elected outside director of the Company from 500 shares to 3,500 shares. This increase is also effective for the four current outside directors.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

OVERVIEW

         The Company's operating results are generally determined by the volume of alcoholic beverages that can be sold by the Company through its national distribution system, the gross profits on such sales and control of costs. The Company purchases the alcoholic beverages it distributes from producers as well as other importers and wholesalers. Almost all such purchases are made with the sellers providing a period of time, generally between 25 and 90 days, before the purchase price is to be paid by the Company. Since its initial public offering, the Company pays costs on delivery for its domestic vodka purchases in order to receive additional discounts. The Company sells the alcoholic beverages with a mark-up over its purchase price, which reflects the market price for such individual product brands in Poland. The Company's bad debt ratio provision as a percentage of net sales was 0.12% in 1997 and 0.06% in the nine-month period ended September 30, 1998.

         The following comments regarding variations in operating results should be read considering the rates of inflation in Poland during 1997 was 14.9% and during the nine months ended September 30, 1998 was 6.9% -- as well as the devaluation of the Polish zloty compared to the U.S. Dollar, which was 22.6% in 1997 and 1.7% in the nine months ended September 30, 1998.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

Net sales increased $7.36 million, or 26.8% from $27.50 million in 1997 to $34.86 million in 1998. This increase is mainly due to increased sales of domestic vodka and increased market penetration by the existing distribution system.

Cost of goods sold increased $5.83 million, or 24.6%, from $23.76 million in 1997 to $29.59 million in 1998. As a percentage of net sales cost of goods sold decreased from 86.4% to 84.9%. This decrease is mainly due to selling price increases for domestic vodka in the first half of 1998, increased discounts on domestic vodka due to higher purchases and, in the third quarter 1998, paying for the purchases more quickly. These items offset the higher portion of vodka sales which sells at a lower gross margin than imported alcohol products.

Sales, general and administrative expense increased 28.0% from $3.06 million in 1997 to $3.91 million in 1998. This increase is mainly due to the expansion of sales noted above. As a percentage of net sales, sales, general and administrative expenses increased slightly from 11.1% to 11.2%.

Interest expense increased $74,000 or 69.8% from $106,000 in 1997 to $180,000 in 1998. This increase is mainly due to additional short-term credits to support the sales growth noted above and additional funds required to finance the public offering expenses. As a percentage of net sales, interest expense was 0.4% in 1997 and 0.5% in 1998.

In 1998, interest income was $99,000 which resulted from earnings on the funds raised from the public offering.

Net realized and unrealized foreign currency transactions resulted in losses of $278,000 in 1997 and gains of $30,000 in 1998. This favorable result for 1998 is mainly due to gains on the funds transferred to the Company's Polish subsidiary and to the relative stability of the zloty in 1998, versus the U.S. dollar.

Income tax expense increased $281,000, from $194,000 in 1997 to $475,000 in 1998. This increase is mainly due to the increase in income before income taxes from $334,000 to $1,335,000.

The effective tax rate decreased from 58.1% in 1997 to 35.6% in 1998. Permanent differences (for items such as non-deductible interest, taxes, and depreciation) between financial and taxable income normally make up a considerably lower percentage of income before income taxes when income before income taxes is higher, as it was in 1998. For this reason, as well as the decrease in the statutory tax rate in Poland from 38% in 1997 to 36% in

1998, the effective tax rate was significantly lower in 1998. See notes to the consolidated condensed financial statements for further information on income taxes.

Net income increased $720,000 from $140,000 in 1997 to $860,000 in 1998.  This increase is due to the factors noted above.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

Net sales increased $2.99 million, or 30.0% from $9.98 million to $12.97 million. This increase is mainly due to increased sales of domestic vodka and increased market penetration by the existing distribution system.

Cost of goods sold increased $2.49 million, or 29.0%, from $8.57 million in 1997 to $11.06 million in 1998. As a percentage of net sales cost of goods sold decreased from 85.9% to 85.3%. This decrease is mainly due to better terms obtained from vodka producers due to acceleration of payments and higher sales volumes.

Sales, general and administrative expense increased 31.3% from $1.15 million in 1997 to $1.51 million in 1998. This increase is mainly due to the expansion of sales noted above. As a percentage of net sales, sales, general and administrative expenses increased from 11.5% to 11.6%.

Interest expense increased $50,000 from $25,000 in 1997 to $75,000 in 1998.
This increase is mainly due to additional short-term credits to finance the public offering expenses and to support the sales growth noted above. During the third quarter of 1998, the Company used part of the proceeds from the public offering to pay off all bank debt.

In the first period after the public offering, interest income was $99,000.

Net realized and unrealized foreign currency transactions resulted in losses of $65,000 in 1997 and gains of $70,000 in 1998. The net foreign currency gains resulted mainly from gains on the funds raised from the public offering and transferred to the Polish subsidiary.

Income tax expense increased $73,000, from $99,000 in 1997 to $172,000 in 1998. This increase is mainly due to the increase in income before income taxes from $164,000 to $501,000.

The effective tax rate decreased from 60.4% in 1997 to 34.3% in 1998. Permanent differences (for items such as non-deductible interest, taxes, and depreciation) between financial and taxable income normally make up a considerably lower percentage of income before income taxes when income before income taxes is higher, as it was in 1998. For this reason, as well as the decrease in the statutory tax rate in Poland from 38% in 1997 to 36% in 1998, the effective tax rate was significantly lower in 1998. See notes to the consolidated condensed financial statements for further information on income taxes.

Net income increased $264,000 from $65,000 in 1997 to $329,000 in 1998. This increase is due to the factors noted above.

STATEMENT OF LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash and cash equivalent balance increased by $2,451,000 in the first nine months of 1998 compared to a decrease of $500,000 in the corresponding period of 1997, primarily as a result of proceeds from the public offering and subsequent use of the proceeds to retire the outstanding debt and to improve working capital.

The net cash used in operating activities was $5,178,000 in 1998 compared to $324,000 in 1997. The increase in cash used is mainly due to higher working capital required to finance COD purchases of domestic vodka, which enabled the Company to obtain better terms as well as the strong sales growth in 1998.

The net cash used in investing activities in 1998 amounted to $1,892,000, and consisted of net investments in marketable securities of $1,442,000 and of equipment in the amount of $450,000, which are in most part purchases of transportation equipment.

Financing activities resulted in a net increase of $9,521,000. The cash increase of $10,842,000 provided by net proceeds from the public offering was offset by the payment of all outstanding short term and long term borrowings. The net change of the overdraft facility was a decrease of borrowing of $300,000.

STATEMENT ON INFLATION AND CURRENCY FLUCTUATIONS

Inflation in Poland is projected at 9.5% for the whole of 1998, substantially lower than in previous years and therefore the impact on the financial statements in the first nine months of the year is less material than in previous years.

The share of purchases denominated in foreign (non-Polish) currencies has decreased resulting in lower foreign exchange exposure. Also, all borrowings denominated in US dollars have been paid in the three months ended September 30, 1998 using the proceeds from the public offering, which has resulted in decreased exposure to foreign currency fluctuations for the Company's Polish subsidiary. The zloty was relatively stable in the first six months of the year, but in the following three months it fluctuated more heavily due in part to concerns over the adverse economic developments in Russia.

SEASONALITY

The Company's sales have been historically seasonable with over 56% of the sales in 1997 occurring in the second half of the year, of which over 31% occurred in the last quarter. The higher leveraging of the business results in a larger share of net profits earned in the second half of the year. In fiscal 1997, over 75% of net profits were earned in the second half of the year.

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

YEAR 2000 COMPLIANCE

The Company believes that it will able to achieve year 2000 compliance by the end of 1999.

Given the relatively small size of the Company's systems and that the Company uses standard software systems that are expected to be Year 2000 compliant in the first quarter of 1999, the Company does not expect any disruptions in its operations as a result of any failure by the Company to be in compliance. The Company estimates that the cost of upgrading the software and consulting time needed for the implementation at $30,000 in total.

The Company estimates that the cost of replacing non compliant hardware will not be material and will be carried out during 1999 in the ordinary course of business. The Company's operating systems are commercially available and need to be upgraded to be fully compliant at the estimated cost of $20,000.

                                    PART II
                               OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company completed its initial public offering (the "Offering") of its common stock, $.01 per value (the "Common Stock"), on July 31, 1998. The registration statement relating to the Offering (File No. 333-42387) was declared effective by the SEC on July 27, 1998. The net proceeds of the Offering to the Company after deducting expenses totaled $10,600,000. The Company disclosed the use of $5.0 million of such proceeds in the quarterly filing on Form 10-Q for the period ended June 30, 1998. Since the date of that filing and up to September 30, 1998, of the remaining $5.6 million in net proceeds, $1.4 million has been used to retire all outstanding borrowings, $0.5 million to improve the working capital of the Company and $3.7 million is being held in short-term U.S. dollar-denominated deposits or marketable securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

EXHIBIT
NUMBER                                  EXHIBIT DESCRIPTION
-------                                 -------------------

  27.1          Financial Data Schedule.
  99.1          Press release dated November 11, 1998.

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

                                  CENTRAL EUROPEAN DISTRIBUTION CORPORATION
                                  (registrant)


Date: November 12, 1998           By:         /s/ William V. Carey
                                     -------------------------------------------
                                                  William V. Carey
                                        President and Chief Executive Officer


Date:  November 12, 1998          By:           /s/ Robert Bohojlo
                                     -------------------------------------------
                                                    Robert Bohojlo
                                     Vice President and Chief Financial Officer,

                               INDEX TO EXHIBITS

                                                                                      SEQUENTIALLY
 EXHIBIT                                                                                NUMBERED
  Number                              EXHIBIT DESCRIPTION                                 Page
----------                            -------------------                             -------------
   27.1         Financial Data Schedule.
   99.1         Press release dated November 11, 1998.