Form 10-K
period 1998-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 1999-03-30
CIK 1046880

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   Form 10-K

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to _______

                        Commission File Number 0-24341

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION
                   -----------------------------------------
            (Exact name of registrant as specified in its charter)


                   Delaware                            54-1865271
                   --------                            ----------
          (State or other jurisdiction      (I.R.S. employer identification no.)
          of incorporation or organization)

      1343 Main Street, Suite 301, Sarasota Florida          34236
      ---------------------------------------------          -----
         (Address of principal executive offices)         (Zip code)


           211 N. Union Street, Suite 100, Alexandria Virginia 22314
           ---------------------------------------------------------
                (Former address of principal executive offices)

      Registrant's telephone number, including area code:  (941) 330-1558

          Securities registered pursuant to Section 12(b) of the Act:
                                Not Applicable
          Securities registered pursuant to Section 12(g) of the Act.
                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                                Title of Class

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of the registrant's common stock on the Nasdaq Smallcap Stock Market) on March 4, 1999 was 15,671.850,*

     As of March 5, 1999, the registrant had 3,780,000 shares of common stock outstanding.

                      Documents Incorporated by Reference
Portions of the proxy statement for the annual meeting of stockholders to be held on May 18, 1999 are incorporated by reference into Part III.

___________
* Solely for purposes of this calculation, all directors and executive officials of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.

                               TABLE OF CONTENTS

   PART I
                                                                                   PAGE
                                                                                   ----
      Item 1.     Business                                                            4

      Item 2.     Properties                                                         20

      Item 3.     Legal Proceedings                                                  20

      Item 4.     Submission of Matters to a Vote of Security-Holders                21

   PART II

      Item 5.     Market for Registrant's Common Equity and Related
                  Stockholder Matters                                                21

      Item 6.     Selected Financial Data                                            22

      Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                23

      Item 7A.    Quantitative and Qualitative About Market Risk                     26

      Item 8.     Financial Statements and Supplementary Data                        26

      Item 9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                45

   PART III

      Item 10.    Directors and Executive Officers of the Registrant                 45

      Item 11.    Executive Compensation                                             45

      Item 12.    Security Ownership of Certain Beneficial Owners and Management     45

      Item 13.    Certain Relationships and Related Transactions                     45

   PART IV

      Item  14.   Exhibits, Financial Statement Schedules and Reports
                  on Form 8K                                                         45

      Signatures                                                                     48

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN STATEMENTS THAT ARE NOT HISTORICAL FACTS AND MAY BE FORWARD-LOOKING. SUCH STATEMENTS INVOLVE ESTIMATES, ASSUMPTIONS, RISKS AND UNCERTAINTIES. THERE IS NO ASSURANCE THAT FUTURE RESULTS WILL NOT DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO BE MATERIALLY DIFFERENT FROM THE FORWARD-LOOKING STATEMENTS ARE DISCLOSED UNDER THE HEADING "BUSINESS - RISK FACTORS" AND THROUGHOUT THIS FORM 10-K.

PART I

ITEM 1.   BUSINESS

GENERAL

     The registrant ("CEDC") and its wholly owned subsidiary, Carey Agri International Poland Sp z.o.o., a limited liability company organized under the laws of Poland ("Carey Agri"), are referred to herein jointly as the "Company."

     The Company, formed in 1990, is a leading importer and distributor of alcoholic beverages in Poland. The Company operates the largest nationwide next-day alcoholic beverage delivery service in Poland through its eight regional offices located in Poland's principal cities, including Warsaw, Krakow, Gdynia and Katowice. The Company currently distributes approximately 300 brands in three categories: beer, spirits and wine. The Company imports and distributes eight international beers, including Guinness, Corona, Miller and Foster's. The Company currently distributes approximately 250 spirit products, including leading international brands of scotch, single malt and other whiskeys, rums, bourbons, vodkas, tequilas, gins, brandys, cognacs, vermouths and specialty spirits, such as Johnnie Walker, Smirnoff, Absolut, Finlandia, Bacardi, Gordon's London Dry and Tanqueray.

     In addition, the Company imports and distributes 45 wine products, including Sutter Home, Romanian Classics, Cinzano Asti, Martini Asti and Moet & Chandon. In addition to its distribution agreements with various alcoholic beverage suppliers, the Company is the exclusive importer for Dunhill Cigars and Evian Water.

     The Company distributes its products throughout Poland to approximately 3,500 outlets, including off-trade establishments, such as small businesses and multi-store retail outlets where alcoholic beverages are not consumed on premises, and on-trade locations, such as bars, nightclubs, hotels and restaurants, where such products are consumed.

INDUSTRY OVERVIEW

     CONSUMPTION. In 1997, Poland was the fifth largest consumer of vodka in the world. The total market for alcoholic beverage products in Poland was approximately $4.0 billion in 1997 at the retail level. Traditionally, the population of Poland has primarily consumed domestic vodka, but in recent years there has been a general shift in the population's consumption habits from vodka to other types of alcohol that are primarily imported, such as beers, wines and spirits. The shift in consumption habits in Poland is a result of: (i) stabilization of the Polish economy, including increased wages as well as a decrease in the rate of inflation from 250% in 1990 to 8.5% in 1998; (ii) an increase in tourism, which has created a demand for imported products; (iii) an increase in multinational firms doing business in Poland, which has brought both capital into the country and new potential customers for the Company's products; and (iv) increased availability and decreased prices for imported products.

     DISTRIBUTION.   Currently, the market for the distribution of alcoholic
beverages in Poland is highly fragmented. There are numerous distributors spread throughout the country, all delivering primarily one type of product (i.e., domestic vodka). Furthermore, distributors have been located regionally, rather than nationally, due to the difficulties in establishing a nationwide distribution system, including the capital required to set up such a system. Distributed alcohol is delivered to both off-trade sites and on-trade sites. Off-trade sites include Polish-owned and managed businesses such as small grocery stores as well as major chain stores. On-trade sites include bars, nightclubs, hotels and restaurants. There has been a trend to consolidate many off-trade sites which would be classified as "mom and pop" stores as well as a trend toward expanding major chain stores. The Company believes that it is well positioned to take advantage of both the trends in consumption and distribution.

RECENT ACQUISITION

     On March 12, 1999 the Company completed its acquisition of Multi Trade Company ("MTC") of Bialystock, a city in northeastern Poland that the Company did not serve in its distribution system. The Company acquired substantially all the assets of MTC for approximately $2.5 million in cash and 254,258 newly issued, unregistered shares of the Company's common stock. The acquistion of MTC was part of the Company's strategic plan to acquire successful wholesalers in areas where it did not operate in order to consolidate its position as the premier distributor of alcoholic beverages in Poland. See "Business Strategy" and note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

BUSINESS STRATEGY

     The principal components of the Company's business strategy are as follows:

     EXPAND DISTRIBUTION CAPACITY. The Company plans to continue increasing its distribution capacity by expanding the number of its regional offices in Poland through the acquisition of existing wholesalers, particularly in areas where the Company does not distribute directly. During the first quarter of 1999, the Company acquired substantially all the assets of MTC in northeastern Poland. MTC was a major regional competitor of the Company with approximately $43.0 million in sales and approximately $0.8 million in operating profits in 1998 (unaudited). The Company would also consider acquisitions in Lublin (December 31, 1998 population--approximately 360,000) and Lodz (December 31, 1998 population--approximately 820,000).

     The Company will seek to acquire additional successful wholesalers which are primarily involved in the vodka distribution business and are among the leading wholesalers in their region. The Company would then add its higher margin imported brands to complement and enhance the existing product portfolio. While the Company has identified additional potential wholesalers and has conducted exploratory talks about such acquisitions, it has not reached any definitive agreements regarding the terms and conditions of any such acquisition, including the purchase price to be paid to the sellers, and such additional acquisitions may not be available to the Company on acceptable terms, if at all. In such case, the Company would seek to enter these markets with its own regional offices.

     INCREASE PRODUCT OFFERINGS.   The Company increased its exclusive imports
during 1998 by adding Black and White, White Horse, and Vat 69 Scotch whiskys, Camus Cognac, Evian Water and Dunhill Cigars. The Company also plans to expand its strategic product offerings in Poland through the acquisition of a high quality wine importer, which offers a wide selection of specialty wines and by entering into new supplier agreements to import additional products. The Company is in exploratory talks with a wine importer, but no definitive agreement has been reached. The Company is also in exploratory talks to import additional alcoholic and non-alcoholic products.

     EXPAND RETAIL MARKET.   The Company has implemented its retail business
strategy in Warsaw, where one location has been leased, remodeled and opened for business in February 1998. The Company believes that specialty retail sales of alcoholic beverages in Poland have yet to be developed. Currently, alcoholic beverages are sold through grocery stores, supermarkets, small shops and gas stations. These retail outlets sell, in general, fast moving items, primarily domestic beer and vodka, as well as a small number of the more popular selling imported products, which are brands often imported by the Company. There are few stores that specialize in alcoholic beverages in Warsaw, a metropolitan area with a population of approximately 2.4 million.


HISTORY

     CEDC's subsidiary Carey Agri was incorporated as a limited liability company in July 1990 in Poland. It was founded by William O. Carey, who died in early 1997, and Jeffrey Peterson, the Company's Vice Chairman and Executive Vice President. Mr. Carey's son, William V. Carey, is the managing director of Carey Agri and the President and Chief Executive Officer of CEDC. In February 1991, Carey Agri was granted its first import license for Foster's Lager, which it sold to wholesalers. With this beverage, Carey Agri sought to offer a desirable product for which it had an exclusive import license to the market segment of the Polish population who were benefiting from the country's market transformation. Because of Carey Agri's initial success with Foster's Lager, for which it still holds the exclusive import license for Poland, it quickly diversified in 1992 by importing other quality brand beers from Europe and the United States. Sales during this period were typically in high volume consignments to other wholesalers.

     In 1993, with the acceleration of the privatization of retail outlets in Poland, Carey Agri began to implement a systematic delivery system in Warsaw which could deliver alcoholic beverages to retail outlets on a reliable basis. Carey Agri leased a warehouse, purchased trucks and hired and trained operational personnel and began to sell directly to convenience shops, small grocery stores and newly opened pubs. Because of this business experience, Carey Agri was prepared to take advantage of the opportunity to expand its import and delivery capacity in Warsaw when a large, foreign-owned supermarket chain began operations in 1993, creating a significant increase in the demand for the Company's product line. The Warsaw model of desirable product lines and dependable prompt delivery of product was duplicated by the Company in Krakow
(1993), Wroclaw (1994), Szczecin (1994), Gdynia (1994), Katowice (1995), Torun
(1995) and Poznan (1996).

     CEDC was incorporated in Delaware in 1997. In July 1998 the Company issued 2,000,000 shares of Common Stock in an Initial Public Offering on the Nasdaq Smallcap Market raising net proceeds of approximately $10.6 million.


PRODUCT LINE

     The Company currently offers over 300 brands of beverages in three categories: (a) beers; (b) spirits; and (c) wines. Its brands of imported beer accounted for 22.0%, 17.0%, and 15.9% of net sales revenues during the twelve month period ended December 31, 1996, 1997, and 1998 respectively. Spirits accounted for 38.0%, 32.0%, and 79.1% of net sales revenues for the same periods. Sales of Polish vodka in the twelve-months ended December 31, 1998 accounted for 54.1% of net sales revenues in the spirits category and imported spirits accounted for 21.4%. Wine accounted for 13.0%, 7.0%, and 7.2% of net revenues for the same periods. Other products were 1.4% of net sales during the year ended December 31, 1998.

     The Company has agreements with many of the companies from which it acquires products for sale. Certain products, however, have never been covered by a written agreement. The Company does not believe that the absence of such written agreements is likely to result in an adverse financial effect on the Company because the Company has long-standing relationships with such suppliers.

   Beer

     The Company distributes imported beer through each of its regional offices. Budweiser Budvar, Corona, Foster's Lager, Kilkenny, Pilsner Urquell and Golden Pheasant and Miller Genuine Draft are distributed throughout Poland on an exclusive basis.

     Most of the Company's distribution contracts for beer contain a minimum purchase requirement and typically permit termination if the Company breaches its agreements, such as failure to pay within a certain time period or to properly store and transport the product. Trade credit is extended to the Company for a period of time after delivery of products. The duration of these agreements differ. While the sale of Guinness Stout and Budweiser Budvar each accounted for approximately five percent of net sales for the year ended December 31, 1996, no imported beers accounted for five percent or more of net sales for years ended December 31, 1997 and 1998. The Company's exclusive agreement with Budweiser Budvar expires on December 31, 1999.

   Spirits

     The Company distributes all its imported spirit products through each of its offices, mostly on a nonexclusive basis. The spirit products sold by the Company include the following:

Scotch Whisky:                 Johnnie Walker, Black, Blue,           Black & White
                                    Gold and Red Labels               The Dimple
                               Haig                                   White Horse
                               Chivas Regal                           VAT 69
                               Ballantines Finest                     Teacher's Highland Cream
                               Ballantines Gold Seal                  Old Smuggler
                               J&B Rare                               Whyte and McKay

Single Malt Whisky:            Dalmore                                Bruichladdich
 Cragganmore                   Glenkinchie
 Dalwhinne                     Oban
 Lagavulan                     Talisker
 Isle of Jura                  Cardhu

Rum:                           Bacardi Light, Gold and Black          Ron Rico, White and Gold
 Captain Morgan                Malibu

Other Whiskey:                 Blenders Pride                         Crown Royal
 Seven Crown                   Black Velvet
 Canadian Mist

Bourbon:                       Jack Daniel's Tennessee Whiskey        Forester
 Early Times                   Jim Beam

Vodkas:                        Smirnoff                               Absolut Blue
 Citron and Kurant             Finlandia
 Tanqueray                     Polish Vodkas

Tequila:                       Jose Cuervo                            Pepe Lopez

Gins:                          Gordon's London Dry                    Beefeater
 Tanqueray

Brandy:                        Metaxa                                 Sandeman Capa Negra
 Raynal                        Stock

Cognacs:                       Hennessy                               Courvoisier
 Martell                       Camus Cognac

Vermouths:                     Stock Blanco, Rosa and                 Cinzano Blanco, Rosso, Rose,
                               Extra Dry Martini Bianco,              Extra Dry, Americano, Orancio
                               Rosso, Rose, Extra Dry

Specialty Spirits:             Bailey's Irish Cream                   Carolan's Irish Cream
                               Kahlua Coffee Liqueur                  Grand Marnier
                               Creme de Grand Marnier                 Pimm's Cup
                               Jagermeister                           Archer's
                               Southern Comfort                       Mandarine Napoleon


     Only the Company's sales of Polish vodka and alcoholic beverages distributed for companies now a part of Diageo plc exceeded five percent of the Company's net sales for the years ended December 31, 1997 and 1998. The Company's non-exclusive contract with one such entity covers the products which Diageo plc itself imports into Poland, including Bailey's Irish Cream and Johnnie Walker. This contract became effective on January 1, 1995 for an unspecified period. Each party, however, has a right to terminate it with 90 days' prior written notice. The contract imposes on the Company certain obligations, which if it fails to satisfy could lead to the contract's immediate termination, unless the Company cures the breach within a specified period. There are also sales goals to be met by the Company.

     The Company's agreements with various state-owned Polish vodka producers may be terminated by either party without cause with one month prior written notice. Products are delivered based on the Company's standard order forms.


   Wine

     The Company offers two brands of wine on an exclusive basis: the Sutter Home Wines from the United States and Romanian Classic Wines from Romania. These wines, which include standard red and white varieties, are offered through all of the Company's regional offices. The Company also offers on a non-exclusive basis the following sparkling wines and champagnes: Cinzano Asti, Gran Cinzano, Gran Festa, Martini Asti, Martini Brut, Moet & Chandon Dom Perignon, Brut Imperial and Mumm Cordon Rouge.


   Non-Alcoholic Products

     During 1998 the Company received the exclusive distribution rights for two non-alcoholic brand-name products to add to its nationwide distribution system. Both Evian Water products and Dunhill Cigars were added during the third quarter of 1998.

SALES AND MARKETING

     As an early entrant in the post-Communist market in Poland, the Company has over seven years of experience in introducing, developing and refining marketing, sales and customer service practices in the diverse and rapidly developing Polish economy, which it believes is a competitive advantage in the alcoholic beverage distribution business.

     The Company employs approximately 70 salespeople who are assigned to one of its eight regional offices. Each regional office has a sales manager, who may also be the office manager, who meets with the salespeople of that office on a daily basis to review products and payments before the salespeople begin calling on customers. The sales force at each office is typically divided into three categories: (a) vodka accounts; (b) import accounts; and (c) key accounts. Salespeople, who are paid on commission, return to the office later in the day to process orders so that products can be dispatched the next morning.


DISTRIBUTION SYSTEM

     The Company's headquarters are located in Warsaw, the capital of Poland, in and around which, as of December 31, 1998, the Company estimates that 2.4 million people, or 6% of the country's population, lived. Sales and service offices are presently located in seven major regional centers in central, north, south and western Poland where, as of the same date, another 8.3 million, or 21% of the population, lived. The Company estimates that the regional sales and service centers deliver to surrounding cities covering an additional 6.0 million people or an additional 15% of the population. Thus, the Company estimates that it currently reaches 43% of Poland's population through direct sales and distribution based on census data as of June 30, 1997. Other areas in Poland are served through arrangements with wholesalers. See "Business Strategy."

     The Company has developed its own centrally controlled, national next-day distribution system for its alcoholic beverage products, and has the ability to leverage its distribution to include non-alcoholic beverage products in its system. The Company believes that it is the only independent distribution business which currently has this capability in Poland. For imported products, the distribution network begins with a central bonded warehouse in Warsaw.

Products can remain in this warehouse without customs and other duties being paid until the product is actually needed for sale. At such point, the product is transferred to the Company's consolidation warehouse at the same location or shipped directly to one of the regional office warehouses connected to each of the Company's sales locations outside of Warsaw. Based on current sales and projections, the regional offices are provided with deliveries on a weekly or bi-weekly basis so that they are able to respond to their customers' needs on a next-day basis.

     For products which the Company delivers for others who themselves import the products into Poland, the distribution chain begins at the Company's consolidation warehouse in Warsaw. From there, the product is delivered to customers using the same procedures as described above.

     Except at peak periods during the summer holidays and other similar times such as Christmas, all deliveries are made by Company-trained employees using Company-owned or leased vehicles. During such busy periods, the Company relies on independent contractors, which are usually small family-run businesses with which the Company has had relationships for several years.


MARKET FOR PRODUCT LINE

     In the year ended December 31, 1998, approximately 65% of the Company's total sales were through off-trade locations where the alcoholic beverages are not consumed, another 25% through on-trade locations where the alcoholic beverages are consumed, and the other 10% through other wholesalers.

   Off-Trade Market

     There are two components of the Company's sales to locations where alcoholic beverages are not consumed on premises. The most significant are small, usually Polish-owned and managed businesses, including small grocery stores. At December 31, 1998, the Company sold products to approximately 3,500 such business outlets, which typically stock and sell relatively few alcoholic beverage products and wish to have access to the most popular selling brands. The other components of the off-trade business are large supermarket chains, which are typically non-Polish-owned, as well as smaller multi-store retail outlets operated by major Western energy companies in connection with the sale of gasoline products. The large supermarket chains typically offer a wide selection of alcohol products, while the smaller retail outlets offer a more limited selection.

   On-Trade Market

     There are three components to the Company's sales to locations where alcoholic beverages are consumed: sales to (i) bars and nightclubs; (ii) hotels; and (iii) restaurants. Bars and nightclubs are usually locally managed businesses, although they may be owned and operated in major cities by a non-Polish national. Hotels include worldwide chains such as Marriott, Sheraton and Holiday Inn, as well as the major Polish chain, Orbis. Restaurants are typically up-scale and located in major urban areas. This latter category also includes one major, United States-based pizza chain which operates in Poland.

   Wholesale Trade

     The Company also sells products throughout Poland through other wholesalers. There are no written agreements with these wholesalers.

   Control of Bad Debts

     The Company believes that its close monitoring of customer accounts both at the relevant regional office and from Warsaw has contributed to its success in maintaining a low ratio of bad debts to net sales. During the years ended December 31, 1996, 1997 and 1998, bad debt expense as a percentage of net sales was 0.08%, 0.12% and 0.17% of net sales, respectively. Management believes the proposed acquisition of computer upgrades for interoffice financial and administrative controls will assist in maintaining a low ratio of bad debts to net sales as the Company continues to expand.


COMPETITION

     The Company, as an early entrant in the post-Communist market in Poland, has over seven years of experience in introducing, developing and refining marketing, sales and customer service practices in the diverse and rapidly developing Polish economy, which it believes is a competitive advantage in the alcoholic beverage distribution business. The Company believes that it is currently the only independent national distributor of an extensive and diversified alcoholic beverage line in Poland. Some of the international drink companies doing business in Poland, which import their own products but use the Company on a nonexclusive basis to distribute their products, could develop nationwide distribution systems, but have not and the Company believes these companies will concentrate on expanding their sales organizations. These entities include, Seagrams, Diageo plc, Allied Domecq and Bacardi. The Company was the largest single distributor in 1996, 1997 and 1998 for Diageo plc products in Poland.

     The Company competes with various regional distributors in all of its offices. This competition is particularly vigorous with respect to domestic vodka brands. One of the larger, foreign-owed chain stores also sells directly to smaller retailers. The Company addresses this regional competition, in part, through offering to customers in the region a single source supply of more products than its regional competitors typically offer.

     The brands of beers, wines and spirits distributed by the Company compete with other brands in each category, including some the Company itself distributes. The Company expects this competition to increase as it adds more brands, as international drinks and brewery companies expand production in Poland and as the Polish produced products are distributed more efficiently. In addition, the international drinks companies with which the Company competes in the import sector of its business have greater managerial, financial and other resources than does the Company.


DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers and their ages of CEDC as of March 15, 1999, are set forth below:

          Name                                     Age     Position(s)
          ----                                     ---     -----------
          William V. Carey....................     34      Chairman, President and Chief Executive Officer
          Jeffrey Peterson....................     48      Vice Chairman and Executive Vice President
          Joseph S. Conti.....................     62      Director
          James T. Grossmann..................     58      Director
          James B. Kelly......................     57      Director
          Jan W. Laskowski....................     42      Director
          Joe M. Richardson...................     46      Director
          Robert Bohojlo......................     36      Vice President and Chief Financial Officer
          Evangelos Evangelou.................     31      Chief Operating Officer

     Directors and executive officers of CEDC are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected. All directors of CEDC are elected annually at the annual meeting of stockholders. Executive officers of CEDC generally are appointed at the board's first meeting after each annual meeting of stockholders.

     WILLIAM V. CAREY has served as Chairman, President and Chief Executive Officer of CEDC since its inception. Mr. Carey began working for Carey Agri in 1990 and in 1993, Mr. Carey instituted and supervised the direct delivery system for Carey Agri's nationwide expansion. Mr. Carey, a 1987 graduate of the University of Florida, played briefly on the professional golf circuit before joining the Company. Mr. Carey is a member of the American Chamber of Commerce in Poland.

     JEFFREY PETERSON has served as Vice Chairman, Executive Vice President and director of CEDC since its inception. Mr. Peterson was a co-founder of Carey Agri in 1990, and is a member of the management board of that entity. Prior thereto, Mr. Peterson contracted with African, Middle Eastern, South American and Asian governments and companies for the supply of American agricultural exports and selected agribusiness products, such as livestock, feed supplements and veterinary supplies. Mr. Peterson has worked with international banks and United States government entities to facilitate support for exports from the United States.

     JOSEPH S. CONTI has served as a Consultant and Senior Advisor to the Polish American Enterprise Fund ("PAEF") since May 1992. In this capacity, he currently serves as Chairman of the Board of Directors of the First Polish American Bank, a majority owned investment of the PAEF. Mr. Conti also serves as Chairman of the Board of Directors of the Enterprise Credit Corporation, a wholly owned subsidiary of the PAEF. He previously served as Vice Chairman of the Board of Directors on Bank Rolno-Przemyslowy, a minority-owned investment of the PAEF, until its sale to Rabobank in 1997. Prior to consulting to the PAEF, Mr. Conti spent 23 years with Bankers Trust Company, retiring in April 1992 as a Senior Vice President.

     JAMES T. GROSSMANN, a retired United States foreign service officer, has served as a director of CEDC since its inception. With the United States Agency for International Development ("U.S.A.I.D."), during the years 1977 to 1996, Mr. Grossmann served in emerging markets in Central Europe, Central America, Africa and Asia with a concentration on developing private sector trading and investment through United States government-sponsored aid programs. Immediately prior to his retirement in 1996, he managed a $300 million mass privatization and capital markets development program that assisted 14 former state-controlled countries in Central Europe transition to market economies.

     JAMES B. KELLY, a former Deputy Assistant Secretary of Commerce of the United States specializing in international economic policy, has served as a director of CEDC since its inception. Mr. Kelly is currently the President of SynXis Corporation, a software development company, a position he has held since August 1996. From July 1992 to August 1996, Mr. Kelly was the International Vice-President of BDM International, an international information technology company with sales in 1996 of over $1.0 billion, where he was in charge of penetrating foreign technology markets by acquisition, alliance and direct sales.

     JAN W. LASKOWSKI has served as a director of CEDC since its inception. Mr. Laskowski has lived and worked in Poland since 1991. He was the Vice President and member of the management board of American Bank in Poland ("Amerbank") until February 1999, a position he had held since 1996, where he was responsible for business development. Before joining Amerbank in 1991, Mr. Laskowski worked in London for Bank Liechtenstein (UK) Ltd from 1989 to 1991. He began his career with Credit Suisse, also in London, where he worked for 11 years.

     JOE M. RICHARDSON has served as a director of CEDC since its inception. Since October 1994, Mr. Richardson has served as the Director of Sales and Marketing Europe of Sutter Home Winery Inc., where he is responsible for developing and managing the importation, distribution and sales of Sutter Home Wines within Europe. From October 1993 until October 1994, Mr. Richardson assisted Carey Agri in marketing development. Prior thereto, Mr. Richardson had 19 years experience in the wine industry.

     ROBERT BOHOJLO joined the Company in January 1998 as Vice President and Chief Financial Officer. From February 1995 to December 1997, he held a similar position in Media Express, the publisher of the second largest daily newspaper in Poland. Prior thereto, he worked with Coopers and Lybrand and ABB Poland carrying out financial and business consultancy projects. Mr. Bohojlo is a graduate of the University of Stockholm and obtained his training and business experience in Sweden and Canada.

     EVANGELOS EVANGELOU joined the Company in September 1998. From October 1993 until July 1998, Mr. Evangelou was both Assistant Manager and General Manager of Louis Poland where he was responsible for the day to day operations of all food and beverage outlets within Warsaw International Airport. Prior to coming to Poland for Louis, Mr. Evangelou was in food and beverage management in the United Kingdom.

EMPLOYEES

     The Company had approximately 220 full-time employees as of December 31, 1998. Substantially all employees were employed in Poland and, as required by Polish law, have labor agreements with the Company. The Polish Labor Code, which applies to each of these agreements, requires that certain benefits be provided to employees, such as the length of vacation time and maternity leave. This law also restricts the discretion of the Company's management to terminate employees without cause and requires in most instances a severance payment of one to three months salary. The Company made required monthly payments of 48% of an employee's salary to the governmental health and pension system and has established a Social Benefit Fund as required by Polish law, but does not provide other additional benefit programs. The Social Benefits system was changed under Polish law effective January 1, 1999, but the Company believes that it will not have a material effect on the Company's earnings. None of the Company's employees are unionized. The Company believes that its relations with its employees are good.

REGULATION

     The Company's business of importing and distributing alcoholic beverages is subject to extensive regulation. The Company believes it is operating with all licenses and permits material to its business. The Company is not subject to any proceedings calling into question its operations in compliance with any licensing and permit requirements.

  IMPORT OF PRODUCTS

  Import License

     The Company must receive a license from the Minister of Economy to be able to import all of its alcoholic beverages except for the beer and wine brands. The current license was issued for the period from July 31, 1998 until December 31, 2000. While in certain circumstances prescribed by Polish law, the Minister of Economy has discretion to withdraw the import license or limit its scope, the Company believes that such license will remain effective as long as the Company abides by the conditions set forth therein, including, in particular, regular reporting to the Minister of Economy on the volume of imports. The Company must also apply each year for a license to import cigars. The Company has obtained a license which expires on December 31, 2000.

  Import Permits

     Additionally, import permits must be obtained for specific consignments of alcoholic beverages to be imported under the import license as well as under customs quotas. See "--Customs Duties and Quotas." The Company must obtain such permits for all its imported alcoholic beverages except for the beer and wine brands. The application for a permit is usually made when products are ordered and must specify the product, amount of product and source country.

Permits are issued for three months, and the Company must demonstrate to appropriate officials that each consignment it imports is covered by a permit. Similar permits must be obtained for the import of cigars.


  Approval of Health Authorities

     Local health authorities at the place of import must also be notified of what alcoholic beverages and cigars are being imported into Poland. This notification is typically given when a particular shipment of products arrives in Poland. In general, this notice permits the applicable health authorities to determine that no product is entering the Polish market without having been previously approved for sale in Poland. See "--Wholesale Activities--General Norms."

  WHOLESALE ACTIVITIES

     The Company must have additional permits from the Minister of Economy and appropriate health authorities to operate its wholesale distribution business. Furthermore, it must comply with rules of general applicability with regard to packaging, labeling and transporting products.


  General Permits

     The Company is required to have permits for the wholesale trade of each of its three product lines. The permit with regard to beer is issued for two years and the current permit expires on March 28, 2001. The permit with regard to spirits is issued for one year and the current permit expires on December 31, 1999. The permit for wine is issued for two years and the current permit expires on March 28, 2001. One of the conditions of these permits is that the Company sells its products only to those who have appropriate permits to resell the products. A permit can be revoked or not renewed if the Company fails to observe laws applicable to its business as an alcohol wholesaler, fails to follow the requirements of a permit or if it introduces into the Polish market alcohol products that have not been approved for trade. The Company must also obtain separate permits for each of its warehouses.


  Health Requirements

     The Company must obtain the approval of the local health authorities to open and operate its warehouses. This approval is the basis for obtaining the permit for wholesale activities. The health authorities are primarily concerned with sanitation and proper storage of alcoholic beverages, especially those which must be refrigerated, as well as cigars. These authorities can monitor the Company's compliance with health regulations. Similar regulations apply to the transport of alcoholic beverages and cigars, and the drivers of such transports must themselves submit health records to appropriate authorities.

  General Norms

     The Company must comply with a set of rules, usually referred to generally as "Polish Norms," which constitute legal regulations concerning, as applicable to the Company, standards according to which alcoholic beverages and cigars are packaged, stored, labeled and transported. These norms are established by the Polish Normalization Committee, composed of specialists. In case of alcoholic beverages, the committee is composed of academics working with relevant government ministries and agencies as well as experienced businessmen working in the alcoholic beverage industry. The Company received a certificate after an inspection by the Central Standardization Institute, which is part of the Ministry of Agriculture, indicating its compliance with applicable norms as of the date thereof. Such certification also is needed to import alcoholic beverages. Compliance with these norms also is confirmed by health authorities when particular shipments of alcoholic beverages arrive in Poland. See "--Import of Products--Approval of Health Authorities."

  CUSTOMS WAREHOUSE

     Since the Company operates a customs warehouse, further regulations apply, and a permit of the President of the Main Customs Office and the approval of health authorities are required to open and operate such a warehouse. The applicable health concerns are the same as those discussed under "--Wholesale Activities" with regard to non-custom warehouses. The Company received its most current permit on December 28, 1998 from the President of the Main Customs Office, which is for an unspecified period of time. The continued effectiveness of the permit is conditioned on the Company's complying with the requirements of the permit which are, in general, the proper payment of customs duties and maintenance of an insurance policy.


  CUSTOMS DUTIES AND QUOTAS

     As a general rule, the import of alcoholic beverages and cigars into Poland is subject to customs duties and the rates of the duties are set by the Polish government acting through the Council of Ministers for particular types of products. In the Company's case, the duties vary by its products lines.

     The Counsel of Ministers is authorized, however, to establish a schedule of quotas for alcoholic beverages and cigars for which the customs duties are substantially reduced. For example, the basic customs duty on scotch whiskey currently imported by the Company is $21.99 per .75 liter bottle, or 395% higher than the $3.27 duty under the quota in 1999. The difference between the basic custom duties and the duty under the quota on other spirit products imported by the Company were only somewhat smaller than the difference on scotch. The difference between the basic custom duties and the duty under the quota was considerably smaller for beer and wine products subject to customs duties and imported by the Company. The customs duty on beer imported from the European Union (e.g., Guinness Stout) decreased from 17.5% in 1998 to 6.0% in 1999. In the case of beer imported from the Czech Republic (e.g., Budweiser Budvar) the average basic duty of $2.10 per case of beer was approximately 43% higher than the duty under the quota, and the basic customs duty of $0.15 per .75 liter bottle of wine was 100% higher than the duty under the quota.

     Customs quotas for alcoholic beverages as well as for cigars are fixed annually, with the current quotas being applicable through December 31, 1998. There are no public guidelines on how the Minister of Economy has determined the current quotas or may determine future quotas. If such quotas were substantially reduced or eliminated, it would likely have an adverse impact on the Company's business since the retail price of some of its imported alcohol products would increase.

     To import alcoholic beverages and cigars under the quotas, the Company must receive a permit which is generally valid for three months and specifies what products and what quality thereof may be imported from what country or group of companies. It is the Company's practice to apply for this import permit after concluding a contract for the import of a particular group of products. The Company has always received the import permits for which it has applied, although there can be no assurance that it will continue to do so in the future.


  PRICE AND MARGIN CONTROLS

     In general, Polish law does not affect either the prices charged or the margins earned by the Company on its imported liquor products. Provisions of the tax law provide for a general ban on importing products at "dumping prices," generally defined as being at prices lower than for similar products in the country of origin. Fines could be imposed for such activity. Also, the Treasury Office, which is part of the Ministry of Finance, may order a reduction in the price of a product it determines to be "blatantly high." This standard is deemed met if (a) the price of a product exceeds the price of the same alcoholic beverage in another local jurisdiction by more than 25% or of a similar alcoholic beverage by 40% or (b) the price quoted by the seller is higher than 10% of the price quoted to the same purchaser by another seller and the former seller cannot justify the higher price.


  ADVERTISING BAN

     Pursuant to the Alcohol Awareness Law of October 26, 1982, as amended, there is an absolute ban on direct and indirect advertising of alcoholic beverages in Poland. The definition of "alcoholic beverage" under such law encompasses all the Company's products. Promotions at the point of sale and game contests are often used to limit the law's impact. The agency charged with enforcing this law has successfully brought numerous cases in the past few years alleging indirect advertising in the media. The Company has not been involved in any such proceedings and seeks to comply fully with this law.


  REGULATION OF RETAIL SALES

     As part of the Company's business strategy, it plans to operate retail outlets for alcoholic beverages. Polish law will require each such outlet to have a retail permit to sell the brands expected to be offered to the public. Typically, such permits are valid for two years and are renewable. The local health authorities must also approve the sale of alcoholic beverages for each location. The retail permit for the Company's initial retail outlet in Warsaw is valid from February 25, 1998 through February 24, 2000.

RISK FACTORS

  LIMITED MANAGEMENT RESOURCES; DEPENDENCE ON KEY PERSONS

     The Company is relying on a small number of key individuals to implement its business and operations and, in particular, the services of William V. Carey, its Chairman, President and Chief Executive Officer, and Jeffrey Peterson, its Vice Chairman and Executive Vice President. Accordingly, the Company may not have sufficient managerial resources to successfully manage the increased business activity envisioned by its business strategy, although it continues to employ an experienced manager at its Polish subsidiary. In addition, the Company's future success depends in large part on the continued service of Messrs. Carey and Peterson. Mr. Carey has entered into a three-year employment agreement with the Company which commenced on July 31, 1998 and which may be terminated by Mr. Carey only for "good reason," which includes CEDC's failure to perform its obligations under the agreement, or by CEDC for "cause," as defined, which includes Mr. Carey's willful refusal to follow written orders or willful engagement in conduct materially injurious to the Company or continued failure to perform his required duties. The Company has purchased a $2.5 million key man life insurance policy on the life of Mr. Carey. Mr. Peterson has entered into a two-year employment agreement with the Company which commenced on July 31, 1998 and which may be terminated by CEDC, with or without cause, on three months' prior written notice. Mr. Peterson may terminate his employment agreement only for good reason. See "Management--Compensation Plans-- Employment Agreements."

     The management of future growth will require, among other things, continued development of the Company's financial and management controls and management information systems, stringent control of costs, increased marketing activities, ability to attract and retain qualified management personnel and the training of new personnel. The Company continues to seek additional personnel in order to manage its growth and expansion. Failure to successfully hire needed personnel and to manage its growth and development would have a material adverse effect on the Company's business, results of operations and financial condition.

  NONEXCLUSIVE, SHORT-TERM SUPPLY CONTRACTS

     The Company has exclusive rights to distribute in Poland certain alcoholic beverages which during 1996, 1997 and 1998 constituted approximately $8.0 million, $8.3 million and $10.4 million, respectively, or 33%, 21% and 19%, respectively, of its net sales. The Company distributes the remainder of the alcoholic beverages in its portfolio on a nonexclusive basis, and, therefore, the Company enjoys little competitive advantage with regard to the distribution of these beverages which are already available to the Company's competitors at prices similar to those which the Company pays. Furthermore, most of the Company's distribution agreements have a term of approximately one year, although many are automatically renewed unless one party gives notice of termination. Several of such agreements, however, can be terminated by one party without cause on relatively short notice. For example, the distribution agreements with respect to domestic vodka (which accounted for approximately 14%, 39% and 54% of the Company's net sales in 1996, 1997 and 1998, respectively) can be terminated on one month's notice. The agreements with units of Diageo plc, which was formed in part in 1998 from the combination of affiliates of the Company's suppliers United Distiller and International Drinks and Vintners, can be terminated on 90 days' prior written notice and constituted, on a combined basis, 32%, 25% and 15% of the Company's net sales in 1996, 1997 and 1998, respectively. The termination of such agreements could have a material adverse effect on the business and operations of the Company.

  RISKS RELATED TO GROWTH THROUGH ACQUISITIONS

     The Company's growth will depend in large part on its ability to acquire additional distributors, increase product offerings, manage expansion, control costs in its operations and consolidate effectively any acquisition into its existing operations and systems of management and financial controls. Unforeseen capital and operating expenses, or other difficulties, complications and delays frequently encountered in connection with the expansion and integration of acquired operations could inhibit the Company's growth. The full benefits of a significant acquisition will require the integration of operational, administrative, finance, sales and marketing organizations, as well as the coordination of common sales and marketing efforts and the implementation of appropriate operational, financial and management systems and controls. This effort will require substantial attention from the Company's senior management team. The diversion of management attention required by an acquisition could have an adverse effect on the net sales and operating results of the Company. There can be no assurance that the Company will identify suitable acquisition candidates, that acquisitions will be consummated on acceptable terms or that the Company will be able to successfully integrate the operations of any acquisition. In addition, there can be no assurance that any acquired businesses will be profitable at the time of their acquisition or will achieve or maintain profitability levels that justify the investment therein, or that the Company will be able to realize operating and economic efficiencies following such acquisitions.

     The Company's ability to grow through the acquisition of additional companies will also be dependent upon the availability of capital to complete such acquisitions. The Company intends to finance acquisitions through a combination of its available cash resources, bank borrowings and, in appropriate circumstances, the further issuance of equity and/or debt securities. Acquiring additional companies will have a significant effect on the Company's financial position, and could cause substantial fluctuations in the Company's quarterly and yearly operating results. Also, acquisitions could result in the recording of significant goodwill and intangible assets on the Company's financial statements, the amortization of which would reduce reported earnings in subsequent years.

     Under the Polish Anti-Monopoly Act, acquisitions may be blocked or have conditions imposed upon them by the Polish Office for Protection of Competition and Consumers (the "Anti-Monopoly Office") if the Anti-Monopoly Office determines that the acquisition has a negative impact on the competitiveness of the Polish market.


  LIMITED RETAIL EXPERIENCE

     One component of the Company's growth strategy is to expand its limited retail market for sales of alcoholic beverages. The Company has significant retail experience only at one location in Warsaw and, accordingly, is subject to the numerous risks of expanding a new business. Such risks include, among others, unanticipated operating problems, lack of experience and significant competition from existing and new retailers. There can be no assurance that the Company will be able to conduct retail operations profitably.


  DEPENDENCE ON PRINCIPAL SUPPLIERS

     Various companies from which the Company purchases alcoholic beverages were combined in 1998 into a new holding company structure under the name of Diageo plc. Purchases from such companies, on a combined basis, accounted for 38% of the Company's net sales in 1996, 29% in 1997 and 17% in 1998. The termination of the Company's relationship with any of these entities could have a material adverse effect on the business and operations of the Company.


  FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company has experienced, and expects to continue to experience, significant fluctuations in its quarterly operating results. The Company's future operating results are dependent upon a number of factors including, but not limited to, the demand for its products, the timing of its sales, the length of its sales cycle and the timing and development of any competing businesses or products and legislation.

  REGULATION OF THE COMPANY'S BUSINESS

     The importation and distribution of alcoholic beverages in Poland are subject to extensive regulation, requiring the Company to receive and renew various permits and licenses to import, warehouse, transport and sell alcoholic beverages. These permits and licenses often contain conditions with which the Company must comply in order to maintain the validity of such permits and licenses. The Company believes it is operating with all the licenses and permits material to its business, and the Company is not subject to any proceeding calling into question its operations in compliance with any licensing and permit requirements. The import and sale of cigars by the Company is also subject to regulation.

     There can be no assurance that the various governmental regulations applicable to the alcoholic beverage industry will not be changed so as to impose more stringent requirements on the Company. If the Company were to fail to be in compliance with applicable governmental regulations or the conditions of the licenses and permits it receives, such failure could cause the Company's licenses and permits to be revoked and have a material adverse effect of the Company's business, results of operations and financial condition. Further, the applicable Polish governmental authorities, in particular the Minister of Economy, have articulated only general standards for issuance, renewal and termination of the licenses and permits which the Company needs to operate and, therefore, such governmental authorities retain considerable discretionary authority in making such decisions.


  POSSIBILITY OF INCREASED GOVERNMENTAL REGULATION

     The alcoholic beverage industry has become the subject of considerable societal and political attention generally in recent years due to increasing public concern over alcohol-related societal problems, including driving while intoxicated, underage drinking and health consequences from the abuse of alcohol. As an outgrowth of these concerns, the possibility exists for further regulation of the alcoholic beverage industry in Poland. If alcohol consumption in general were to come into disfavor among consumers in Poland, the Company's business operations could be materially adversely affected. Since the Company expects to sell cigars at its retail stores, it will also be subject to public concern and governmental regulation over the sale and use of tobacco products.


  POSSIBLE INCREASE IN GOVERNMENTAL TAXATION

     The import and sale of alcoholic beverages is a business that is highly regulated and subject to taxation in Poland. The Company's operations may be subject to increased taxation as compared with those of non-alcohol related businesses. In such case, the Company may have to raise prices on its products to maintain its profit margins. The effect on the Company's business operations of such an increase will depend on the amount of any such increase, general economic conditions and other factors, but could negatively impact sales of the products the Company distributes. The anticipated import and sale of cigars by the Company will also be subject to regulation and taxation.


  CUSTOMS DUTIES AND QUOTAS

     As a general rule, the import of alcoholic beverages into Poland is subject to customs duties and the rates of the duties are set for particular types of products. The Minister of Economy is authorized to establish a schedule of quotas for alcoholic beverages for which the customs duties are substantially reduced. Customs quotas for alcoholic beverages are fixed annually, with the current quotas being applicable through December 31, 1999. There are no public guidelines on how the Minister of Economy has determined the current quotas or may determine future quotas. If such quotas were substantially reduced or eliminated, it would likely have an adverse impact on the Company's business operations since the retail price of its imported alcoholic beverages would likely increase.

  COMPETITION LAW

     Competition in Poland is governed by the Anti-Monopoly Act, which established the Anti-Monopoly Office to regulate monopolistic and other anti-competitive practices. The current body of Polish anti-monopoly law is not well-established. As a general rule, companies that obtain control of 40% or more of their market may face greater scrutiny from the Anti-Monopoly Office than those that control a lesser share. Additionally, several types of reorganizations, mergers and acquisitions and undertakings between business entities, including acquisitions of stock, under circumstances specified in the Anti-Monopoly Act, require prior notification to the Anti-Monopoly Office. Sanctions for failure to notify include fines imposed on parties to the transaction and members of their governing bodies. Pursuant to the current interpretation of the Anti-Monopoly Office, transactions between non-Polish parties affecting market conditions in Poland may also require a notification to the Anti-Monopoly Office. The Law on Public Trading in Securities, which came into force on January 4, 1998, provides for an amendment to the Anti-Monopoly Act to repeal the exemption from notification of transactions made on a stock exchange, but such law does not stipulate whether this is applicable to stock exchanges outside Poland or only those within Poland. There can be no assurance that the Anti-Monopoly Office will approve any future acquisition by the Company.

  POLITICAL AND ECONOMIC ENVIRONMENT; ENFORCEMENT OF FOREIGN JUDGMENTS

     Poland has undergone significant political and economic change since 1989. Political, economic, social and other developments in Poland could in the future have a material adverse effect on the Company's business and operations. In particular, changes in laws or regulations (or in the interpretations of existing laws or regulations), whether caused by changes in the government of Poland or otherwise, could materially adversely affect the Company's business and operations. Currently there are no limitations on the repatriation of profits from Poland, but there can be no assurance that foreign exchange control restrictions, taxes or limitations will not be imposed or increased in the future with regard to repatriation of earnings and investments from Poland. If such exchange control restrictions, taxes or limitations are imposed, the ability of CEDC to receive dividends or other payments from Carey Agri could be reduced, which may have a material adverse effect on the Company.

     Poland is generally considered by international investors to be an emerging market. There can be no assurance that political, economic, social and other developments in other emerging markets will not have an adverse effect on the market value and liquidity of the Common Stock. In general, investing in the securities of issuers with substantial operations in markets such as Poland involves a higher degree of risk than investing in the securities of issuers with substantial operations in the United States and other similar jurisdictions.

     CEDC is organized under the laws of the State of Delaware. Company stockholders are able to effect service of process in the United States upon CEDC and may be able to effect service of process upon its directors, due to the fact that CEDC is primarily a holding company which holds all of the outstanding securities of Carey Agri, substantially all of the assets of the Company are located outside the United States. As a result, it may not be possible for investors to enforce against the Company's assets judgments of United States courts predicated upon the civil liability provisions of United States laws. CEDC has been advised by its counsel that there is doubt as to the enforceability in Poland, in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities predicated solely upon the laws of the United States. In addition, awards of punitive damages in actions brought in the United States or elsewhere may not be enforceable in Poland.

  INFLATION; CURRENCY RISK

     Since the fall of Communist rule in 1989, Poland has experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 15% in 1997 and to approximately 8.5% in 1998. In addition, while the exchange rate for the zloty per U.S. Dollar has stabilized, it continues to fluctuate. Inflation and currency exchange fluctuations have had, and may continue to have, an adverse effect on the financial condition and results of operations of the Company.

     Certain of the Company's operating expenses and capital expenditures are, and are expected to continue to be, denominated in or indexed to U.S. Dollars or other hard currencies. By contrast, substantially all of the Company's revenue is denominated in zloty. Any devaluation of the zloty against the U.S. Dollar that the Company is unable to offset through price adjustments will require the Company to use a larger portion of its revenue to service its U.S. Dollar-denominated obligations. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, it is unlikely that the Company will be able to obtain hedging arrangements on commercially satisfactory terms. Accordingly, shifts in currency exchange rates may have an adverse effect on the ability of the Company to service its U.S. Dollar denominated obligations and, thus, on the Company's financial condition and results of operations.


  EXCHANGE RATE

     The following table sets forth, for the periods indicated, the noon exchange rate (expressed in current zloty) quoted by the National Bank of Poland. Such rates are set forth as zloty per U.S. Dollar. At March 24, 1999, such rate was PLN 3.94 = $1.00.


                                                 Year ended December 31,
                                                --------------------------
                                                  1996     1997     1998
                                                --------  -------  -------
     Exchange rate at end of period...........      2.88     3.53     3.50
     Average exchange rate during period (1)..      2.70     3.28     3.50
     Highest exchange rate during period......      2.88     3.56     3.81
     Lowest exchange rate during period.......      2.47     2.86     3.41

______________
     (1) The average of the exchange rates on the last day of each month during the applicable period.


ITEM 2.  PROPERTIES

CUSTOMS AND CONSOLIDATION WAREHOUSE

     The Customs and Consolidation Warehouse is a 2,815 square meter leased facility located near Warsaw. The leases are long term and the monthly rental, denominated in Polish currency, was approximately $10,670 per month as of December 31, 1998.


SALES OFFICES AND WAREHOUSES

     The Company also has entered into leases for its Warsaw headquarters and each of its seven regional sales offices and warehouses. The amount of office and warehouse space leased varies between 536 square meters in Gdynia up to 1,090 square meters in Krakow. The monthly lease payments, which are denominated in Polish currency, vary between approximately $2,000 and $4,000 at the regional offices and is $11,670 per month in Warsaw. The Warsaw lease can be terminated on six months prior notice; five of the other leases can be terminated by either party on three months prior notice; one can be terminated by either party on two months prior notice.


RETAIL OUTLET

     The Company has entered into a lease dated August 21, 1997 for its Warsaw retail outlet. The lease is for an indefinite term and can be terminated by either party on three months prior notice. The lessor, however, has waived its right to terminate the agreement for three years as long as the lessee is performing its obligations thereunder. Lease payments are currently $2,000 per month.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in litigation from time to time in the ordinary course of business. In management's opinion, such litigation, individually and in the aggregate, is not material to the Company's financial condition or results of operations.

     A recent examination of Carey Agri's Value Added Tax returns resulted in deductions for certain items being challenged by the Polish tax authorities. The Company believes it can sucessfully defend its position. The estimated exposure, including penalties, based on the tax authority claim, is approximately $110,000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock, $0.01 per share ("Common Stock") has been traded on the Nasdaq Smallcap Market (the "Smallcap Market") under the symbol "CEDC" since the Company's initial public offering in July 1998. Before such time, there was no established public trading market for the Common Stock. The following table sets forth the high and low sales prices for the Common Stock, as reported on the Smallcap Market for each of the Company's fiscal quarters since trading commenced through December 31, 1998.


                                      High          Low

Quarter Ended 9/30/98                  7.000         4.375

Quarter Ended 12/31/98                 6.125         3.375

     On March 24, 1999, the last reported sales price of the Common Stock was $6.875 per share.

HOLDERS

     As of March 5, 1999 there were 342 record holders of the Common Stock.

DIVIDENDS

     Neither CEDC nor Carey Agri has ever declared or paid any dividends on its capital stock. Neither company anticipates paying dividends in the forseeable future. Future dividends, if any, will be subject to CEDC's board of directors and will depend upon, among other things, the results of CEDC's operations, CEDC's capital requirements, surplus, general financial condition and contractual restrictions and such other factors as the board of directors may deem relevant.

     In addition, CEDC is a holding company with no business operations of its own. Therefore, the ability of CEDC to pay dividends will be dependent upon either cash flows and earnings of Carey Agri or the payment of funds by that subsidiary to CEDC. As a Polish limited liability company, Carey Agri is permitted to declare dividends only once a year from its retained earnings, computed under Polish Accounting Regulations after the audited financial statements for that year have been provided to and approved by shareholders and filed with a court.

     At December 31, 1998, approximately $1.9 million in earnings of Carey Agri were undistributed. The Company presently intends that such funds will be permanently reinvested in Poland and will, accordingly, not be available to pay dividends to CEDC. Consequently at such date, no earnings were available to pay dividends to CEDC. See Note 9 to the Notes to consolidated financial Statements contained in Item 8 of the report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the periods indicated and should be read in conjunction with and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements, the notes thereto and the other financial data contained in Items 7 and 8 of this report on Form 10-K. Data for 1994 is unaudited but, in the opinion of management, includes adjustments necessary to present fairly the information shown.

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
INCOME STATEMENT DATA:
                                                          1994        1995        1996      1997      1998
                                                        -------     -------     -------   -------   -------
                                                      (unaudited)
                                                           (in thousands, except for per share amounts)
Net sales...........................................   $6,788      $16,017     $23,942   $40,189   $54,011
Cost of goods sold..................................    5,480       13,113      19,850    34,859    45,864
                                                       ------      -------     -------   -------   -------

Gross profit........................................    1,308        2,904       4,092     5,330     8,147
Sales, general and administrative
  expenses..........................................    1,356        2,603       3,569     4,198     5,790
                                                       ------      -------     -------   -------   -------

Operating income (loss).............................      (48)         301         523     1,132     2,357
Non-Operating income (expense)
 Interest expense...................................      (50)        (106)       (124)     (200)     (192)
 Interest income....................................      ---          ---         ---        28       170
 Realized and unrealized foreign currency
  transaction losses, net...........................     (118)         (84)       (232)     (326)       (5)
 Other income (expense), net........................     (147)          84           6        15         1
                                                       ------      -------     -------   -------   -------

Income (loss) before income taxes...................     (363)         195         173       649     2,329
Income (taxes) credit...............................       32         (120)       (111)     (341)     (861)
                                                       ------      -------     -------   -------   -------

Net income (loss)...................................   $ (331)     $    75     $    62   $   308   $ 1,468
                                                       ======      =======     =======   =======   =======

Net income (loss) per common share,
  basic and dilutive(1).............................   $(0.19)       $0.04       $0.03     $0.17     $0.56
                                                       ======      =======     =======   =======   =======

Average number of outstanding shares of
  common stock (1)..................................    1,780        1,780       1,780     1,780     2,635

                                                                          DECEMBER 31,
                                                                          ------------
BALANCE SHEET DATA:
                                                         1994       1995        1996      1997      1998
                                                        -------    -------     -------   -------   -------
                                                      (unaudited)
                                                                            (in thousands)
Cash................................................   $  251      $   595     $   740   $ 1,053   $ 3,628
Working capital (deficit)...........................     (221)          27        (117)     (508)   10,922
Total assets........................................    1,692        3,264       7,335    12,530    21,926
Long-term debt and capital lease obligations,
 less current portion...............................      ---          180         303        47       ---
Stockholders' equity (deficit)......................     (111)         (36)         26       334    12,327

_____________

(1) Gives effect to the 1,780,000 shares of Common Stock issued in the reorganization and 2,000,000 shares issued in the July 1998 initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.

OVERVIEW

     The Company's operating results are generally determined by the volume of alcoholic beverages that can be sold by the Company through its national distribution system, the gross profits on such sales and control of costs. The Company purchases the alcoholic beverages it distributes from producers as well as other importers and wholesalers. Normally purchases are made with the sellers providing a period of time, generally between 25 and 90 days, before the purchase price is to be paid by the Company. Since the Company's initial public offering in July 1998, however, the Company pays for a significant portion of its domestic vodka purchases using cash on delivery terms in order to receive additional discounts. The Company sells the alcoholic beverages with a mark-up over its purchase price, which mark up reflects the market price for such individual product brands in the Polish market. The Company's bad debt provision as a percentage of net sales was 0.08% in 1996, 0.12% in 1997 and 0.17% in 1998.

     The following comments regarding variations in operating results should be read considering the rates of inflation in Poland during the period -- 1996, 18.5%; 1997, 14.9% and 1998 8.5%-- as well as the fluctuations of the Polish zloty compared to the U.S. Dollar. The zloty in comparison to the U.S. Dollar depreciated 16.6% and 22.6% in 1996 and 1997, respectively. In 1998 the zloty appreciated 0.3% compared to the U.S. Dollar.

RESULTS OF OPERATIONS

 YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net sales increased $13.82 million, or 34.4% from $40.19 million in 1997 to $54.01 million in 1998. This increase is mainly due to increased sales of domestic vodka and increased market penetration by the existing distribution system.

     Cost of goods sold increased $11.01 million, or 31.6%, from $34.86 million in 1997 to $45.86 million in 1998. As a percentage of net sales, cost of goods sold decreased from 86.7% to 84.9%. This decrease is mainly due to increases in the selling price for domestic vodka in the first half of the year, increased discounts on domestic vodka due to higher purchases and, in the second half of 1998, paying for the purchases more quickly. These items offset the higher portion of vodka sales which sells at a lower gross margin than imported alcohol products.

     Sales, general and administrative expenses increased $1.59 million or 37.9% from $4.20 million in 1997 to $5.79 million in 1998. This increase is mainly due to the expansion of sales noted above and additional expenses in connection with running a public company. As a percentage of net sales, sales, general and administrative expenses increased slightly from 10.4% to 10.7%.

     Interest expense increased $20,000 or 11.6% from $172,000 in 1997 to $192,000 in 1998. This increase is mainly due to additional borrowing required for financing the initial public offering expenses and for supporting the higher sales volume in the first half of the year. In the second half of the year all outstanding debt was retired using the proceeds from the initial public offering. As a percentage of net sales, interest expense was 0.4% in 1997 and 1998.

     In 1998, interest income was $170,000 which resulted from earnings on the funds raised from the public offering.

     Net realized and unrealized foreign currency transactions resulted in losses of $326,000 in 1997 and $5,000 in 1998. Lower foreign currency losses in 1998 are due to paying foreign suppliers more quickly and to the relative stability of the zloty in 1998, versus the U.S. dollar. In addition, the Company no longer considered Poland to be a hyperinflationary country since January 1, 1998 and made the Polish zloty the functional currency for Carey Agri's operations. Therefore, translation losses are now accounted for in equity, in the determination of comprehensive income, rather than in the income statement. Such translation losses were $110,000 in 1998.

     Income tax expense increased $520,000, from $341,000 in 1997 to $861,000 in 1998. This increase is mainly due to the increase in income before income taxes from $649,000 to $2,329,000.

     The effective tax rate decreased from 52.5% in 1997 to 37.0% in 1998. Permanent differences (for items such as non-deductible interest, taxes, and depreciation) between financial and taxable income normally make up a considerably lower percentage of income before income taxes when income before income taxes is higher, as it was in 1998. For this reason, as well as the decrease in the statutory tax rate in Poland from 38% in 1997 to 36% in 1998, the effective tax rate was significantly lower in 1998. The Company believes its U.S. deferred tax asset of $62,000 will be recovered by virtue of interest and other income received from loans and other services provided to its subsidiaries. Carey Agri's Polish deferred tax asset of $77,000 should be recovered from future operating profits. See notes to the consolidated financial statements for further information on income taxes.

     Net income increased $1,160,000 from $308,000 in 1997 to $1,468,000 in
1998.  This increase is due to the factors noted above.

 YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net sales increased $16.25 million, or 67.9%, from $23.94 million in 1996 to $40.19 million in 1997. This increase is mainly due to the continued increase in sales of vodka produced in Poland, the addition of Seagrams and Allied Domecq products in January 1997, and increased market penetration by the existing distribution system resulting in new customers.

     Costs of goods sold increased $15.01 million, or 75.6%, from $19.85 million in 1996 to $34.86 million in 1997. This increase was mainly due to the increase in net sales noted above. As a percentage of net sales, cost of goods sold increased from 82.9% in 1996 to 86.7% in 1997. The higher cost factor results from increases in sales of domestically produced vodka, which has a lower gross profit margin than the imported brands the Company distributes.

     Sales, general and administrative expenses increased $629,000, or 17.6%, from $3.57 million in 1996 to $4.20 million in 1997. This increase was mainly due to the increase in net sales discussed above. As a percentage of sales, sales, general, and administrative expenses decreased from 14.9% in 1996 to 10.4% in 1997. Increased sales levels result, to some extent, in improved utilization of personnel and capacity without a corresponding increase in sales, general and administrative expense.

     Interest expense increased $48,000, or 38.7%, from $124,000 in 1996 to $172,000 in 1997. This increase reflects the effects of additional short-term credit lines utilized to support the sales volume increases. As a percentage of sales, interest expense decreased from 0.5% in 1996 to 0.4% in 1997.

     Net realized and unrealized foreign currency transaction losses increased $94,000, or 40.5%, from $232,000 in 1996 to $326,000 in 1997. The increase was mainly due to the weakness of the zloty, in which a substantial portion of the Company's assets are denominated, versus the U.S. Dollar. As a percentage of sales, net realized and unrealized foreign currency transaction losses decreased from 1.0% in 1996 to 0.8% in 1997.

     Income tax expense increased $230,000, or 207.2%, from $111,000 in 1996 to $341,000 in 1997. This increase was mainly due to the increase in income before income taxes from $173,000 in 1996 to $649,000 in 1997. The effective tax rate was 64.2% in 1996 and 52.5% in 1997. The decrease in the effective tax rate is due to reasons similar to those described in the 1998/1997 comparison for income tax expense. See notes to the consolidated financial statements for further information on income taxes.

     Net income increased $246,000, or 396.8%, from $62,000 in 1996 to $308,000 in 1997. This increase was due to the factors noted above.

STATEMENT OF LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash balance increased by $2,575,000 in the twelve months of 1998 compared to an increase of $313,000 and $145,000 in the corresponding period of 1997 and 1996. The increase in 1998 is primarily as a result of proceeds from the initial public offering, offset in part by subsequent use of the proceeds to retire outstanding debt and to increase working capital.

     The net cash used in operating activities was $5,924,000 in 1998 compared to $753,000 and $32,000 provided by operations in 1997 and 1996, respectively. This result is mainly due to higher working capital required to finance COD purchases of domestic vodka, which enabled the Company to obtain better terms as well as the strong sales growth in 1998.

     The net cash used in investing activities amounted to $1,039,000 in 1998 compared to $180,000 and $72,000 in 1997 and 1996, respectively. Investing activities in 1998 consist mainly of purchases of fixed assets in the amount of $1,052,000 which are in most part purchases of transportation equipment.

     The net cash provided by financing activities in 1998 was $9,538,000 compared to net cash used of $260,000 in 1997 and net cash provided of $185,000 in 1996. The net proceeds from the public offering in 1998 were $10,635,000. Following the offering, all the outstanding short-term and long-term debt and overdraft facilities in the amount of $2,072,000 were repaid.

STATEMENT ON INFLATION AND CURRENCY FLUCTUATIONS

     Inflation in Poland was 8.5% for the whole of 1998, substantially lower than previous years and therefore the impact on the financial statements in 1998 is less material than in previous years.

     The percentage of aggregated purchases denominated in foreign currencies has decreased resulting in lower foreign exchange exposure. Also, all the borrowings denominated in U.S. dollars were paid in the three months ended September 30, 1998 using the proceeds from the public offering, which has resulted in decreased exposure to foreign currency fluctuations. The zloty was relatively stable in the first six months of 1998, but in the second half of the year it fluctuated more heavily. In the initial months of 1999 the zloty weakened by over 10% to the U.S. Dollar. Inflation and currency exchange have had, and may continue to have an adverse effect on the financial condition and results of operations of the Company.

SEASONALITY

     The Company's sales have been historically seasonable with over 56% of the sales in 1997 occurring in the second half of the year, compared to nearly 60% in 1998, of which over 31% and over 35%, respectively occurred in the last quarter. The higher leveraging of the business and effectiveness result in a larger share of net profits earned in the second half of the year. In fiscal 1997 and 1998, over 75% and over 63% of net income, respectively were earned in the second half of the year.

     The Company's working capital requirements are also seasonal, and are normally highest in the months of December and January. Liquidity then normally improves as collections are made on the higher sales during the months of November and December.

OTHER MATTERS

     In March 1999 the Polish tax authorities in Warsaw assessed Value Added Tax ("VAT") of approximately $110,000 including penalties and penalty interest. The assessment was made on the basis of alleged improper treatment of input and output VAT on certain of the Company's transactions. The Company has appealed the decision. The Management believes that the Company's case is defensible. Therefore no accrual has been made in the financial statements.

     The Company continues to be involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's financial condition or results of operations.

YEAR 2000 COMPLIANCE

     The Company's software systems are Year 2000 compliant and were tested in the fourth quarter of 1998. The compliance of the software systems is guaranteed by the manufacturer of the software.

    The Company is presently in the final stages of Year 2000 preparations. The Company has retained an independent consulting company to review the compliance of its hardware and operating systems. The review is to be completed by the end of March. A preliminary report confirms that only a small number of workstations are non compliant. The Company is planning to replace the hardware in mid 1999 at the estimated cost of $15,000. Further, the Year 2000 compliant upgrade to Novell, the operating system used by the Company, is commercially available and will also be implemented in mid 1999 at an estimated cost of $20,000. The Company estimates that the total cost of completing the Year 2000 compliance will not exceed $50,000.

    Given the relatively small size of the Company's business with any particular supplier or customer, the Company has not carried out compliance tests with its suppliers or customers. Although it does not anticipate serious problems, it cannot be certain about the effects on its business of the uncertainties surrounding the compliance efforts of suppliers and customers.

    The Company does not expect any disruptions in its operations as a result of any failure by the Company to be in compliance with Year 2000 requirements. It has not yet developed a contingency plan, but plans to by September 1999. The Company is reasonably confident that their compliance plan will be successful but it cannot be certain that all actions taken and planned will effectively minimize exposure to Year 2000 related risks.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Not Applicable


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

     Report of Independent Auditors

     Consolidated Balance Sheets at December 31, 1997 and 1998

     Consolidated Statements of Income for the years ended December 31, 1996, 1997 and 1998

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998

     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998

     Notes to Consolidated Financial Statement

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Central European Distribution Corporation


We have audited the accompanying consolidated balance sheets of Central European Distribution Corporation as of December 31, 1997 and 1998 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central European Distribution Corporation at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.



                                              /s/ Ernst & Young Audit Sp. z o.o.

Warsaw, Poland
March 12, 1999

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   AMOUNTS IN COLUMNS EXPRESSED IN THOUSANDS


                                                                                        December 31,
                                                                                        -----------
                                                                               1997                           1998
                                                                        ----------------               ---------------
                                       ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                        $ 1,053                       $ 3,628
Accounts receivable, net of allowance for doubtful accounts of
$94,000 and $181,000 respectively                                                  6,970                        11,514
Inventories                                                                        3,280                         4,837
Prepaid expenses and other current assets                                            235                           423
Deferred income taxes                                                                103                           119
                                                                        ----------------               ---------------
TOTAL CURRENT ASSETS                                                              11,641                        20,521

Equipment, net                                                                       503                         1,345
Deferred charges                                                                     378                            40
Deferred income taxes                                                                  8                            20
                                                                        ----------------               ---------------
TOTAL ASSETS                                                                   $  12,530                        21,926
                                                                        ================               ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable                                                         $   9,790                       $ 8,149
Bank loans and overdraft facilities                                                  925                             -
Income taxes payable                                                                  36                           217
Taxes other than income taxes                                                        763                         1,035
Other accrued liabilities                                                            286                           198
Current portion of long-term debt and capital lease obligations                      349                             -
                                                                        ----------------               ---------------
TOTAL CURRENT LIABILITIES                                                         12,149                         9,599

Long-term debt, less current maturities                                               35                             -
Capital lease obligations, less current portion                                       12                             -

STOCKHOLDERS' EQUITY
Preferred Stock ($0.01 par value, 1,000,000 shares authorized;
no shares issued and outstanding)                                                      -                             -
Common Stock ($0.01 par value, 20,000,000 shares authorized,
1,780,000 and 3,780,000 shares issued and outstanding)                                18                            38
Additional paid-in-capital                                                            36                        10,651
Retained earnings                                                                    280                         1,748
Accumulated other comprehensive loss                                                   -                          (110)
                                                                        ----------------               ---------------
TOTAL STOCKHOLDERS' EQUITY                                                           334                        12,327
                                                                        ----------------               ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  12,530                        21,926
                                                                        ================               ===============

See accompanying notes.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                   amounts in columns expressed in thousands
                            (except per share data)


                                                                                Year ended December 31,
                                                                                ----------------------
                                                                    1996                   1997                    1998
                                                           -------------------     -----------------      -------------------
Net sales                                                          $23,942               $40,189                  $54,011
Cost of goods sold                                                  19,850                34,859                   45,864
                                                           -------------------     -----------------      -------------------

Gross profit                                                         4,092                 5,330                    8,147
Sales, general and administrative expenses                           3,569                 4,198                    5,790
                                                           -------------------     -----------------      -------------------

Operating income                                                       523                 1,132                    2,357
Non-operating income (expense)
   Interest expense                                                   (124)                 (200)                    (192)
   Interest income                                                       -                    28                      170
   Realized and unrealized foreign currency
    transaction losses, net                                           (232)                 (326)                      (5)
   Other income (expense), net                                           6                    15                       (1)
                                                           -------------------     -----------------      -------------------

Income before income taxes                                             173                   649                    2,329
Income tax expense                                                     111                   341                      861
                                                           -------------------     -----------------      -------------------

Net income                                                         $    62               $   308                  $ 1,468
                                                           ===================     =================      ===================

Net income per common share, basic and dilutive                    $  0.03               $  0.17                  $  0.56
                                                           ===================     =================      ===================

See accompanying notes.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   Amounts in columns expressed in thousands

                                                                               Retained          Accumulated
                                                            Additional         Earnings             other
                                  Common Stock               Paid-in-        (Accumulated       comprehensive
                            --------------------------
                            No. of Shares       Amount        Capital           Deficit)             loss            Total
                            -------------       ------     -------------    ---------------     -------------    -------------
Balance at December 31,
1995                               1,780           $18          $    36             $  (90)            $   -          $   (36)
Net income and
comprehensive income
for 1996                               -             -                -                 62                 -               62
                            -------------       ------     --------------   ---------------     -------------    -------------
Balance at December 31,
1996                               1,780            18               36                (28)                -               26
Net income and
comprehensive income
for 1997                               -             -                -                308                 -              308
                            -------------       ------     --------------   ---------------     -------------    -------------
Balance at December 31,
1997                               1,780            18               36                280                 -              334
Net income for 1998                    -             -                -              1,468                 -            1,468
Foreign currency
translation adjustment                 -             -                -                  -              (110)            (110)
                            -------------       ------     --------------   ---------------     -------------    -------------
Comprehensive income
for 1998                               -             -                -              1,468              (110)           1,358
Common stock issued in
connection with initial
public offering                    2,000            20           10,615                  -                 -           10,635
                            -------------       ------     --------------   ---------------     -------------    -------------
Balance at December 31,
1998                               3,780           $38          $10,651             $1,748             $(110)         $12,327
                            =============       ======     ==============   ===============     =============    =============

See accompanying notes.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Amounts in columns expressed in thousands

                                                                            Year ended December 31,
                                                         ---------------------------------------------------------
                                                              1996                  1997                 1998
                                                         ---------------      ----------------     ---------------
OPERATING ACTIVITIES
Net income                                               $            62      $           308      $         1,468
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                      67                  168                  199
   Deferred income tax benefit                                       (18)                  (1)                 (28)
   Gain on the disposal of equipment                                  (7)                  (3)                 (42)
   Bad debt provision                                                 19                   48                   94
   Changes in operating assets and liabilities:
      Accounts receivable                                         (2,652)              (2,807)              (4,638)
      Inventories                                                   (612)              (1,620)              (1,557)
      Prepayments and other current assets                           (84)                 (63)                (188)
      Trade accounts payable                                       2,915                4,650               (1,641)
      Income and other taxes                                         613                   73                  453
      Other accrued liabilities and other                           (271)                   -                  (44)
                                                         ---------------      ---------------      ---------------

Net Cash Provided By (Used In) Operating Activities                   32                  753               (5,924)

INVESTING ACTIVITIES
Purchases of equipment                                              (336)                (240)              (1,052)
Proceeds from the disposal of equipment                              264                   60                   53
Purchases of marketable securities                                     -                    -               (7,842)
Proceeds from sale of marketable securities                            -                    -                7,842
Acquisitions                                                           -                    -                  (40)
                                                         ---------------      ---------------      ---------------

Net Cash Used In Investing Activities                                (72)                (180)              (1,039)

FINANCING ACTIVITIES
Borrowings on overdraft facility                                  17,531               12,892               24,575
Payment of overdraft facility                                    (17,747)             (12,608)             (24,875)
Payment of capital lease obligations                                 (62)                (183)                (113)
Short-term borrowings                                                840                  600                  725
Payment of short-term borrowings                                    (402)                (815)              (1,350)
Long-term borrowings                                                 205                   87                  139
Payment of long-term borrowings                                     (180)                  (9)                (422)
Costs paid in 1997 in connection with public offering                  -                 (224)                   -
Net proceeds form initial public offering                              -                    -               10,859
                                                         ---------------      ---------------      ---------------
Net Cash Provided By (Used In) Financing Activities                  185                 (260)               9,538
                                                         ---------------      ---------------      ---------------
Net Increase in Cash                                                 145                  313                2,575
Cash and cash equivalents at beginning of period                     595                  740                1,053

                                                         ---------------      ---------------      ---------------
Cash and cash equivalents at end of period               $           740      $         1,053      $         3,628
                                                         ===============      ===============      ===============

See accompanying notes.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Amounts in tables expressed in thousands
                        (except per share information)


1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (CEDC) was organized as a Delaware Corporation in September 1997 to operate as a holding company through its sole subsidiary, Carey Agri International Poland Sp. z o.o. (Carey Agri). CEDC and Carey Agri are referred to herein as the Company.

CEDC's authorized capital stock consists of 20.0 million shares of common stock, $0.01 par value, and 1.0 million shares of preferred stock, $0.01 par value. No shares of preferred stock have been issued and its terms and conditions will be established by the Board of Directors at a later date.

In November 1997, CEDC issued 1,780,000 shares of its common stock to the former stockholders of Carey Agri in exchange for all the issued and outstanding shares of Carey Agri. This reorganization resulted in no changes in relative equity interests among the stockholders and no adjustments of the underlying net assets of Carey Agri. The new capital structure has been reported in a manner comparable to a pooling of interests in the accompanying consolidated financial statements. All share and per share data have been presented in accordance with the new capital structure.

In July 1998, CEDC had an initial public offering of 2,000,000 shares (at $6.50 per share) receiving net proceeds of approximately $10.6 million. The shares are currently quoted on the Nasdaq SmallCap Market.

Carey Agri is a Polish limited liability company with headquarters in Warsaw, Poland. Carey Agri distributes alcoholic beverages throughout Poland and all activities are conducted within that country. It currently has branches in the following Polish cities: Warsaw, Krakow, Szczecin, Gdynia, Wroclaw, Torun, Katowice and Poznan. Pursuant to Polish statutory requirements, Carey Agri may pay an annual dividend, based on its audited Polish financial statements, to the extent of its retained earnings as defined. At December 31, 1998, approximately $1,880,000 was available for payment of dividends. Substantially all of the Company's assets are located in Poland. The Company's activities are substantially in one industry segment -- the distribution of alcoholic beverages.


2. ACCOUNTING POLICIES

The significant accounting policies and practices followed by the Company are as follows:

Basis of Presentation

Since CEDC had no operations prior to September 1997, the accompanying consolidated financial statements related to the period to this date reflect the activities of Carey Agri only.

Carey Agri maintains its books of account and prepares its financial statements in Polish zloties (PLN) in accordance with Polish statutory requirements and the Accounting Act of 29 September 1994. The exchange rate was approximately 3.5 PLN per USD at December 31, 1997 and 1998. However, the USD has strengthened to approximately 3.9 PLN per USD by March 1999.

The accompanying consolidated financial statements include adjustments, translations, and reclassifications, which are appropriate to present the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP).

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Amounts in tables expressed in thousands
                        (except per share information)


Foreign Currency Translation and Transactions

As stated above, Carey Agri maintains its books of account in Polish zloties. The accompanying consolidated financial statements have been prepared in US Dollars. For all periods prior to January 1, 1998, transactions and balances not already measured in US Dollars (primarily Polish zloties) have been remeasured into US Dollars in accordance with the relevant provisions of US Financial Accounting Standard (FAS) No. 52 "Foreign Currency Translation" as applied to entities in highly inflationary economies.

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

Effective January 1, 1998, the Company no longer considered Poland to be a hyper-inflationary economy. Therefore, the Company has ceased accounting for its Polish activities using provisions applicable to hyper-inflationary economies on January 1, 1998 and has treated the Polish zloty as its functional currency. See the discussion below regarding the effect of this change on comprehensive income.


Equipment

Equipment is stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line method over the following useful lives:


                    Type                           Depreciation life in years
       ------------------------------------        --------------------------

       Transportation Equipment                                6
       Beer Dispensing and Other Equipment                    2-10

Equipment under capital lease is depreciated over the shorter of the useful life or the lease term.


Revenue Recognition

Revenue is recognized when goods are shipped to customers.


Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs not reimbursed by suppliers were approximately $280,000, $85,000, and $660,000 in 1996, 1997 and 1998, respectively.


Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes customs duty and transportation costs. Inventories are comprised primarily of beer, wine and spirits.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Amounts in tables expressed in thousands
                        (except per share information)

Cash and Cash Equivalents

Short-term investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents. Virtually all of this amount was located in bank accounts in Poland at December 31, 1998.


Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences may be material to the financial statements.


Income Taxes

The Company computes and records income taxes in accordance with the liability method.


Comprehensive Income

In June 1997, the Financial Accounting Standards Board (FASB) issued its Statement No. 130, "Reporting Comprehensive Income." This standard became effective for the Company in 1998, and it requires the disclosure of comprehensive income which is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income adjusted by, among other items, foreign currency translation adjustments. As disclosed in this Note 2, until January 1, 1998, the Company remeasured transactions and results of its Polish subsidiary in accordance with FAS No. 52 as applied to entities in highly inflationary economies. Therefore, exchange gains and losses arising from remeasurement of these monetary assets and liabilities were credited or charged to net income. However, in 1998 since Poland was no longer considered a highly inflationary economy, these remeasurements were recorded as a separate component of equity and, under FAS No. 130, included as the only component of other comprehensive loss.


Net Income Per Common Share

Net income per common share is calculated under the provisions of FAS No. 128, "Earnings per Share". The average number of shares outstanding was 1,780,000 in 1996 and 1997 and 2,634,795 in 1998. The stock options and warrants discussed in
Note 11 were not included in the computation of diluted earnings per common share as the exercise price was greater than the average market price of the common shares in 1998 and, therefore, the effect would be antidilutive.


Reclassifications

Certain amounts in the financial statements have been reclassified from the prior year to conform to the current year presentation.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Amounts in tables expressed in thousands
                        (except per share information)


3. EQUIPMENT

Equipment, presented net of accumulated depreciation in the balance sheets, consists of:

                                                             December 31,
                                                      -------------------------
                                                         1997           1998
                                                      ----------     ----------
     Transportation equipment                             $ 259         $1,035
     Beer dispensing and other equipment                    523            788
                                                          -----         ------
                                                            782          1,823

     Less accumulated depreciation                         (279)          (478)
                                                          -----         ------
     Equipment, net                                       $ 503         $1,345
                                                          =====         ======


4. LONG-TERM DEBT

Long-term debt consists of the following:

                                                             December 31,
                                                      -------------------------
                                                         1997           1998
                                                      ----------     ----------
     Loan denominated in US Dollars                     $  205          $   -
     Loans denominated in Polish zloty                      78              -
     Current portion of these loans                       (248)             -
                                                        ------          -----
     Long-term portion                                  $   35          $   -
                                                        ======          =====

The Company had a revolving credit line with a bank for $205,000 at December 31, 1997, which was paid in 1998 using the proceeds from the initial public offering. The loan was used for working capital purposes with annual interest of LIBOR plus 3.5% (approximately 9.5% at December 31, 1997). The loan was collateralized by a bill of exchange and personal guaranties by two officers and directors of the Company.

At December 31, 1997, the Company had seven loans denominated in Polish zloty with an interest rate equal to WIBOR (Warsaw Inter-Bank Rate) plus 3% (29.1% at December 31, 1997). The loans were fully paid in 1998 using the proceeds from the initial public offering.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Amounts in tables expressed in thousands
                        (except per share information)


5. LEASE OBLIGATIONS

At December 31, 1998, the future minimum lease payments under operating leases are as follows:

                                                        Operating
                                                          Leases
                                                        ---------
   1999                                                      $173
   2000                                                       146
   2001                                                        97
                                                        ---------
   Total                                                     $416
                                                        =========

Rent expense incurred under operating leases during 1996, 1997 and 1998 was as follows:

                                              1996       1997       1998
                                             ------     ------     ------
   Rent expense                              $  301     $  583     $  519
                                             ======     ======     ======

Certain non-cancelable leases are classified as capital leases, and the leased assets were included as part of equipment. Other leases are classified as operating leases and are not capitalized. The depreciation for assets under capital leases is included in depreciation expense.

Capitalized leases related mainly to transportation and beer dispensing equipment. In 1998, all such leases expired or were settled early using the proceeds from the initial public offering. Under most of these leases, the Company was able to purchase the equipment at the end of the lease terms at a price below market value. Capital leases caused non-cash additions to equipment of $312,000 and $46,000 in the years ended December 31, 1996 and 1997, respectively. These are not reflected in the Consolidated Statements of Cash Flows. There were no new capital leases in 1998.

Operating leases relate mainly to the leasing of the customs and consolidation warehouse in Warsaw, Warsaw headquarters, the seven regional offices and warehouses, and the retail shop in Warsaw. Monthly rentals range from approximately $2,000 to $11,670 per month. The customs and consolidation warehouse lease expires in September 2001. The Warsaw headquarters lease can be terminated with six months prior notice. All of the regional office and warehouse leases can be terminated by either party with two or three months prior notice. The retail shop lease has no stated expiration date, but can be terminated by either party with three months prior notice. The lessor has waived this right to terminate the agreement until August 2000 providing the Company performs its obligations under the lease.


6. SHORT-TERM BANK LOANS AND OVERDRAFT FACILITIES

The Company had a USD short-term loan with a bank (other than the one noted in Note 4) for $350,000 at December 31, 1997. Interest was at LIBOR (1 month) plus 2.75% (8.75% at December 31, 1997). The loans were collateralized by a blank bill of exchange, pledge on inventory of PLN 1,000,000, the assignment of receivables from seven of the Company's largest customers and the assignment of an insurance policy on inventory. The loan was fully paid in 1998 using the proceeds from the initial public offering.

The Company had a short-term USD loan with another bank for $175,000 at December 31, 1997. Interest on the loan was at LIBOR plus 1.5% (7.3% at December 31,
1997). The loan was paid in January 1998.

At December 31, 1997 the Company had a loan with a bank (the same bank discussed in Notes 4 and 10) for $300,000. The loan was paid in full using the proceeds from the initial public offering in 1998. The loan was collateralized by a blank bill of exchange, a pledge on inventory of PLN 700,000 and the assignment of an insurance policy on inventory. Interest on the loan was at LIBOR (1 month) plus 2.25% (8.25% at December 31, 1997).

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Amounts in tables expressed in thousands
                        (except per share information)


On October 27, 1997 the Company signed an agreement with another bank for a short-term loan of $100,000. The proceeds of the loan were used to purchase Bulgarian wine. The annual interest rate equaled LIBOR (1 month) plus 2.75% (8.75% at December 31, 1997). The loan was collaterized by a blank bill of exchange. The entire debt was paid in the first quarter of 1998.

The Company's borrowing arrangements (including long-term debt described in Note
4) contained various financial and non-financial covenants and restrictions which the Company complied with or which were waived by the lenders.

Total interest paid in 1996, 1997 and 1998 is substantially equal to interest expense.

The weighted average interest rate for short-term bank loans and overdraft facilities outstanding was 8.31% for U.S. Dollar denominated debt at December 31, 1997.


7. DEFERRED CHARGES

Costs incurred in connection with the initial public offering, totaling $378,000, were included in deferred charges in the December 31, 1997 balance sheet. The accrued portion of $154,000 at December 31, 1997 is not reflected in the Consolidated Statements of Cash Flows. This amount and other charges incurred subsequently were charged to stockholders' equity in 1998.

Costs incurred to December 31, 1998 in connection with the purchase of Multi Trade Company (see Note 13), totaling $40,000, are included in deferred charges in the December 31, 1998 balance sheet. This amount and other charges incurred subsequently will be allocated to the net assets acquired in 1999.

8. FINANCIAL INSTRUMENTS, COMMITMENTS AND CONTINGENT LIABILITIES

Financial Instruments With On-Balance Sheet Risk and Their Fair Values

Financial instruments with on-balance sheet risk include cash and cash equivalents, marketable securities, accounts receivable, certain other current assets, trade accounts payable, bank loans and overdraft facilities, long-term debt and other payables. These financial instruments are shown separately in the consolidated balance sheets and their carrying values approximate their fair values. This is because all of these financial instruments have short maturity periods or carry interest at rates which approximate current market rates.


Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable from Polish companies. The Company restricts temporary cash investments to financial institutions with high credit standing. Credit is given to customers only after a thorough review of their credit worthiness. The Company does not normally require collateral with respect to credit sales. As of December 31, 1997 and 1998, the Company had no significant concentrations of credit risk. The Company has not experienced large credit losses in the past.


Inflation and Currency Risk

Since the fall of Communist rule in 1989, Poland has experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 18% in 1996, 14% in 1997 and 8.5% in 1998. In addition, the exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has decreased since 1991. However, inflation and currency exchange fluctuations have had, and may continue to have, an adverse effect on the financial condition and results of operations of the Company.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Amounts in tables expressed in thousands
                        (except per share information)


A portion of Carey Agri's accounts payable and operating expenses are, and are expected to continue to be, denominated in or indexed to U.S. Dollars or other non-Polish currency. By contrast, substantially all of the Company's revenue is denominated in zloty. Any devaluation of the zloty against the U.S. Dollar or other currencies that the Company is unable to offset through price adjustments will require the Company to use a larger portion of its revenue to service its non-zloty denominated obligations. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, it is unlikely that the Company will be able to obtain hedging arrangements on commercially satisfactory terms. Accordingly, shifts in currency exchange rates may have an adverse effect on the ability of the Company to service its non-zloty denominated obligations and, thus, on the Company's financial condition and results of operations.


Supply contracts

The Company has various agreements covering its sources of supply which, in some cases, may be terminated by either party on relatively short notice. Thus, there is a risk that a significant portion of the Company's supply of products could be curtailed at any time.


Contingent liabilities

The Company is involved in litigation and has claims against it for matters arising in the ordinary course of business. In the opinion of management, the outcome will not have a material adverse effect on the Company.

9. INCOME TAXES

Income tax expense consists of the following:

                                                                       Year ended December 31,
                                                                       ----------------------
                                                                  1996          1997          1998
                                                               ----------    ----------    ----------
   Current Polish income tax expense                              $ 129         $ 342        $ 889
   Deferred Polish income tax (benefit) expense, net                (18)           (1)          34
   Deferred US income tax benefit                                     -             -          (62)
                                                               --------      --------      -------
   Total income tax expense                                       $ 111         $ 341        $ 861
                                                               ========      ========      =======

Total Polish income tax payments (or amounts used as settlements against other statutory liabilities) during 1996, 1997 and 1998 were $130,000, $295,000 and $725,000 respectively.

Total income tax expense varies from expected income tax expense computed at Polish statutory rates (40% in 1996, 38% in 1997 and 36% in 1998) as follows:

                                                                        Year ended December 31,
                                                               --------------------------------------
                                                                  1996          1997          1998
                                                               ----------    ----------    ----------
   Tax at Polish statutory rate                                   $  69          $ 247         $ 838
   Bad debt expense not expected to be tax deductible                 4             15             2
   Reduction in deferred tax asset valuation allowance                -              -           (32)
   Tax rate differential resulting from US activities                 -              -             6

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Amounts in tables expressed in thousands
                        (except per share information)

   Effect of foreign currency exchange rate change on net
   deferred tax assets                                               13             23             1

   Permanent differences:
      Interest on overdue taxes                                       5              8             6
      Non-taxable interest                                            -              -            (9)
      Non-deductible social taxes                                     7             11             -
      Non-deductible depreciation                                     4              7             4
      Non-deductible transportation taxes                             -              -            23
      Other non-deductible expenses                                   9             30            22
                                                                  -----          -----         -----
   Income tax expense                                             $ 111          $ 341         $ 861
                                                                  =====          =====         =====

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Amounts in tables expressed in thousands
                        (except per share information)


Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                         December 31,
                                                                           ---------------------------------------
                                                                                 1997                   1998
                                                                           ----------------       ----------------
Deferred tax assets:
   Allowance for doubtful accounts receivable                                        $  23                   $  59
   Depreciation and other fixed asset basis differences                                  8                      20
   Unrealized foreign exchange losses                                                   53                       1
   Accrued expenses and deferred income                                                 27                       -
   Capital lease obligations                                                            23                       -
   CEDC operating loss carryforward benefit, expiring in 2012 - 2013                    10                      62
                                                                                    ------                   -----
Total deferred tax assets                                                              144                     142
Less valuation allowance                                                               (33)                     (3)
                                                                                    ------                   -----
Net deferred tax asset                                                               $ 111                   $ 139
                                                                                    ======                   =====

Shown as:
Current deferred tax asset                                                           $ 103                   $ 119
Long-term deferred tax asset                                                             8                      20
                                                                                    ------                   -----
                                                                                     $ 111                   $ 139
                                                                                    ======                   =====

Valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets will not be realized in the future. These evaluations are based on expected future taxable income and expected reversals of the various net deductible temporary differences.

Management intends that the undistributed earnings from the Polish subsidiary of $1,880,000 will be permanently reinvested. Therefore, no deferred taxes have been created for these earnings. If the earnings were distributed in the form of a dividend or otherwise, a portion would be subject to both U.S. income taxes and Polish withholding taxes, less an adjustment for foreign tax credits. The Company estimates the deferred tax liability to be approximately $75,000 based on the undistributed earnings of Carey Agri at December 31, 1998. This amount would, in part, be available to reduce some portion of U.S. tax liability from foreign source income. Determination of the actual amount of U.S. income tax liability that would be incurred is complex and subject to various factors existing at the time of any distribution of foreign earnings to CEDC.

The corporate income tax rates in Poland were changed effective January 1, 1997 from 40% in 1996 to 38% in 1997, 36% in 1998, 34% in 1999 and 32% in 2000.

Carey Agri's tax liabilities (including corporate income tax, Value Added Tax
(VAT), social security and other taxes) may be subject to examinations by Polish tax authorities for up to five years from the end of the year the tax is payable. A recent examination of Carey Agri's VAT returns resulted in deductions for certain items being challenged by the tax authorities. The Company believes it can defend its position and no tax provision has been recorded. The estimated exposure, including penalties, based on the tax authority claim is approximately $110,000. CEDC's US federal income tax returns are also subject to examination by US tax authorities. Because the application of tax laws and regulations to many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determination by the tax authorities.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Amounts in tables expressed in thousands
                        (except per share information)


10. RELATED PARTY TRANSACTIONS

Loan to Officer

The Company has an advance receivable (denominated in PLN without interest) from its President which has a balance at December 31, 1997 and 1998 of $24,000 and $17,000, respectively. This was paid in full in February 1999.


Bank Borrowing

A director of CEDC was a vice president and member of the management board of the bank from which the Company had borrowings of $505,000 at December 31, 1997 (Notes 4 and 6).


Supplier of Wine

A director of CEDC is a director of one of the Company's suppliers of wine. Purchases from this company amounted to approximately $300,000, $570,000 and $750,000 in 1996, 1997 and 1998, respectively.


Receivable from Affiliate

During 1997, the Company wrote off a receivable of approximately $4,000 from an affiliated company.


11. STOCK OPTION PLANS AND WARRANTS

In October 1995, the United States Financial Accounting Standards Board issued FAS No. 123, "Accounting for Stock-Based Compensation." This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument plan. This statement gives entities a choice of recognizing related compensation expense by adopting the fair value method or to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard. If APB No. 25 is elected, FAS No. 123 requires supplemental disclosure to show the effects of using the FAS No. 123 measurement criteria. The Company has elected to follow APB No. 25. No expense has been recognized for any of the employee/director options granted in 1998 pursuant to APB No. 25 as the exercise price and market price at the date of grant were the same.


Incentive Plan

In November 1997, the CEDC 1997 Stock Incentive Plan ("Incentive Plan") was created. This Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, executives, and other employees of CEDC and any of its subsidiaries or of any service provider. The Incentive Plan authorizes the issuance of up to 750,000 shares of Common Stock (subject to anti-dilution adjustments in the event of a stock split, recapitalization, or similar transaction). The compensation committee of the board of directors will administer the Incentive Plan. The Company has reserved 750,000 shares for future issuance in relation to the Incentive Plan.

The option exercise price for incentive stock options granted under the Incentive Plan may not be less than 100% of the fair market value of the Common Stock on the date of grant of the option. Options may be exercised up to 10 years after grant, except as otherwise provided in the particular option agreement. Payment for shares purchased under the Incentive Plan shall be made in cash or cash equivalents. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of stock of CEDC, however, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the maximum term of an incentive stock option must not exceed five years.

Options granted under the Incentive Plan are generally not transferable and may be exercised within a specific number of months, depending on the reason, after the termination of the optionee's employment.

CEDC'S board of directors may amend the Incentive Plan with respect to common shares as to which grants have not been made. However, CEDC's stockholders must approve amendments in certain situations.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Amounts in tables expressed in thousands
                        (except per share information)


As indicated above, the Incentive Plan authorizes the grant of stock appreciation rights, restricted stock and restricted stock units. No such grants or awards have yet been made.

A summary of the Company's stock option activity, and related information for the year ended December 31, 1998 follows:

                                                   Options      Weighted-Average
                                                    (000)        Exercise Price
      Outstanding at January 1, 1998                     -                 -
      Granted in 1998                                  152             $6.45
      Exercised in 1998                                  -                 -
      Forfeited in 1998                                  -                 -
                                                    ------          --------
      Outstanding at December 31, 1998                 152             $6.45

      Exercisable at December 31, 1998                  27             $6.50

      Weighted-average fair value of options
      granted during 1998                                              $0.32


Exercise prices for options outstanding as of December 31, 1998 ranged from $5.70 to $6.50. The weighted-average remaining contractual life of those options is approximately 5 years. The table above does not include options mentioned below where the exercise price is unknown or for the warrants discussed below.


Stock Options Granted

CEDC has granted stock options in early 1998 to its executive officers and members of the Board of Directors for 82,500 shares of Common Stock in connection with its initial public offering. The exercise price for 57,500 of these options is the initial public offering price of $ 6.50 per share. The exercise price of 10,000 options was the average trading price of Common Stock for the last five trading days of 1998 of $5.70. The exercise price of 15,000 options will be the average trading price of Common Stock for the last five trading days of 1999.

The Company has granted stock options under the Incentive Plan for 129,250 shares of Common Stock in September 1998 to certain of its employees. Options for 21,500 shares have an exercise price of $6.50 and may be exercised from September 1999 to September 2001. Options for 43,000 shares will have an exercise price based on the market value of common shares as of August 1999 and are exercisable from September 2000 to September 2001. Options for 64,750 shares will have an exercise price based on the market value of common shares as of August 2000 and are exercisable from August 2001 to September 2001.

Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Company had accounted for its incentive stock options under the fair value method of that Statement.

In regards to the options granted in connection with the initial public offering, the Company has estimated the fair market value of the stock underlying these options to be approximately 50% of the planned public offering price due to various uncertainties as of the time of grant. This is less than the present value of the expected exercise price. Therefore, the fair value of the options granted in connection with the initial public offering has been estimated to be minimal under the provisions of FAS No. 123.

As for the other stock options granted to employees, the fair value for the first 21,500 options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumption for 1998: risk-free interest rate of 5.5% dividend yield of 0%, volatility factors of the expected market price of the Company's Common Stock of 0.68, and a weighted-average expected life of the option of 2 years.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Amounts in tables expressed in thousands
                        (except per share information)


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of any forfeitures is recognized when they occur. The Company's pro forma information for 1998 follows (1997 and 1996 not included as no stock options were granted before 1998):

          Net income as recorded                  $ 1,468
          Pro forma net income                    $ 1,450
          Pro forma earnings per share:
          Primary and fully diluted               $  0.55

Options Given to Vendor

In late 1998, the Company gave options to a vendor for 50,000 shares of common stock in exchange for a three-year service contract. These options are exercisable from March 1999 until September 2001 at the following prices: $6.50 until September 1999, $8.00 until September 2000, and $9.00 until September 2001. Under APB 25 and FASB 123, the fair value of options given to vendors must be expensed over the service period. Using the Black Scholes method described above, with similar assumptions, the fair value of these options was $75,000. This amount will expensed over three years.


Warrants

In connection with the planned public offering, the Company agreed to sell to the Representatives or their designees (for nominal consideration) warrants to purchase 200,000 shares of Common Stock from the Company. The warrants are exercisable at any time during a period of four years commencing one year from the date of the final prospectus used in the Company's initial public offering. The exercise price of the warrants is 130% of the initial public offering price ($8.45 per share).


12. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the allowance for doubtful accounts during each of the three years in the period ended December 31, 1998 were as follows:

                                                    Year ended December 31,
                                               -------------------------------
                                                 1996       1997        1998
                                               --------   --------    --------
     Balance, beginning of year                  $  36      $  49        $  94
     Provision for bad debts                        19         48           94
     Charge-offs, net of recoveries                 (6)        (3)          (7)
                                               -------    -------     --------
     Balance, end of year                        $  49      $  94        $ 181
                                               =======    =======     ========

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Amounts in tables expressed in thousands
                        (except per share information)


13. SUBSEQUENT EVENTS

Purchase of assets from Multi Trade Company

In March 1999, the Company purchased a significant portion of the assets, including the trademark, of Multi Trade Company S.C. (MTC). MTC is a distributor of alcoholic beverages located in Bialystok, Poland. The purchase price was approximately $2.5 million cash plus 254,230 unregistered newly issued shares of common stock with a 3-year restriction on sale. Unaudited sales and assets of MTC for its recently completed year ended December 31, 1998 amount to approximately 80% and 45%, respectively, of the Company's consolidated sales and assets. The excess of the cost over the fair value of tangible and intangible assets acquired will be amortized over a fifteen-year period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to directors and executive officers of the Company is incorporated herein by reference to the proxy statement for the annual meeting of stockholders to be held on May 18, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The information with respect to executive compensation and transactions is incorporated herein by reference to the proxy statement for the annual meeting of stockholders to be held on May 18, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the proxy statement for the annual meeting of stockholders to be held on May 18, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information with respect to certain relationships and related transactions is incorporated herein by reference to the proxy statement for the annual meeting of stockholders to be held on May 18, 1999.


PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K


     (a)(1) The following consolidated financial statements of the Company and report of independent auditors are included in Item 8 of the Form 10-K.

     Report of Independent Auditors

     Consolidated Balance Sheets at December 31,1997 and 1998

     Consolidated Statements of Income for the years ended December 31, 1996,
        1997 and 1998

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1997, and 1998

     Consolidated Statements of Cash Flows for the years ended December 31,
        1996, 1997 and 1998

     Notes to Consolidated Financial Statements



     (a)(2)  Schedules

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Company's consolidated financial statements or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.


     (a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference.

Exhibit
Number                   Exhibit Description
-------                  -------------------

2.1 Contribution Agreement among Central European Distribution Corporation and William V. Carry, William V. Carry Stock Trust, Estate of William
          O. Carry and Jeffrey Peterson dated November 28, 1997 (Filed as
          Exhibit 2.1 to the Registration Statement on Form SB- 2, File No. 333-42387, with the Commission on December 17, 1997 [the "1997 Registration Statement'] and incorporated herein by reference.)

3.1 Certificate of Incorporation (Filed as Exhibit 3.1 to the 1997 Registration Statement and incorporated herein by reference.)

3.2 Bylaws (Filed as Exhibit 3.2 to the 1997 Registration Statement and incorporated herein by reference.)

4.1 Form of Common Stock Certificate (Filed as Exhibit 4.1 to the 1997 Registration Statement and incorporated herein by reference.)

4.2 Form of Warrant Agreement and attached form of Representatives' Warrant (Filed as Exhibit 4.2 to Amendment No. 1 on Form S-1 to Form SB-2 Registration Statement, File No. 333-42387, with the Commission on April 17, 1998 [the "First 1998 Registration Statement"] and incorporated herein by reference.)

10.1 1997 Stock Incentive Plan (Filed as Exhibit 10.1 to the 1997 Registration Statement and incorporated herein by reference.)

10.1(a) Amendment to 1997 Stock Incentive Plan (Filed as 10.1(a) to Amendment No. 2 to Form S-1 Registration Statement, File No. 333-42387, with the Commission on May 19, 1998 [the "Second 1998 Registration Statement"] and incorporated herein by reference.)

10. 2 Employment agreement with William V. Carey (Filed as Exhibit 10.8 to the 1997 Registration Statement and incorporated herein by reference.)

10.2(a)   Amendment to employment agreement with William V. Carey (Filed as
          Exhibit 10.9(a) to the Second 1998 Registration Statement and incorporated herein by reference.)

10.3 Employment agreement with Jeffrey Peterson (Filed as Exhibit 10.9 to the 1997 Registration Statement and incorporated herein by reference.)

10.4      Employment agreement with Robert Bohojlo and the Company (Filed as
          Exhibit 10.11 to the First 1998 Registration Statement and incorporated herein by reference.)

10.5 Employment agreement with International Poland Sp. z o.o. Registration Statement and Robert Bohojlo and Carey Agri (Filed as Exhibit 10.12 to the incorporated herein by First 1998 reference.)

10.6      Employment agreement with Evangelos Evangelou and CEDC

10.7      Employment agreement with Evangelos Evangelou and Carey Agri

10.8 Form of distribution contract with Polmos vodka producers (Filed as Exhibit 10.5 to the 1997 Registration Statement and incorporated herein by reference.)

10.9 Distribution contract between Carey Agri and United Distillers Finalandia Group Sp z.o.o. dated January 1, 1995 (Filed as Exhibit
          10.4 to the 1997 Registration Statement and incorporated herein by reference.)

10.10 Distribution contract with UDV Poland Sp. z.o.o. dated July 3, 1997 (Filed as Exhibit 10.6 to the 1997 Registration Statement and incorporated herein by reference)

10.11 (a) Amendment, updated, to the distribution contract with UDV Poland Sp. Z.o.o. dated July 3, 1997 (Filed as Exhibit 10.6 (a) to the first first 1998 Registration Statement and incorporated herein by reference.)

21 Subsidiaries of the Company (Filed as Exhibit 21 to the 1997 Registration Statement and incorporated herein by reference.)

23        Consent of Ernst & Young Audit Sp. z o.o.

27        Financial Data Schedule

          (b) Reports on form 8-K in the fourth quarter of 1998

          No reports were filed on Form 8-K by the Company during the last quarter of 1998.

          (c)  Exhibits

          The response to this portion of Item 14 is submitted in response to
          Item 14 (a) (3).

          (d)  Financial Statement Schedules

          The response to this portion of Item 14 is submitted in response to
          Item 14 (a) (2).

                                  SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Central European
                                Distribution Corporation

                                By:         /s/  William V. Carey
                                   ---------------------------------------------
                                                William V.Carey
                                Chairman, President, and Chief Executive Officer

                                Date: March 29, 1999


Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


          SIGNATURE                                        TITLE                                     DATE
          ---------                                        -----                                     ----
     /s/  William V. Carey                   Chairman, President and Chief Executive           March 29, 1999
------------------------------------                                                           --------------
          William V. Carey                   Officer (Principal executive officer)


     /s/  Jeffrey Peterson                   Vice Chairman and Executive Vice President        March 29, 1999
------------------------------------                                                           --------------
          Jeffrey Peterson


     /s/  Robert Bohojlo                     Vice President and Chief Financial Officer        March 29, 1999
------------------------------------                                                           --------------
           Robert Bohojlo                   (Principal financial and accounting officer)


     /s/  Joseph S. Conti                    Director                                          March 29, 1999
------------------------------------                                                           --------------
          Joseph S. Conti

     /s/  James T. Grossmann                                                                   March 25, 1999
____________________________________         Director                                          ______________
          James T. Grossmann


     /s/  James B. Kelly                     Director                                          March 29, 1999
------------------------------------                                                           --------------
          James B. Kelly


     /s/  Jan W. Laskowski                   Director                                          March 29, 1999
------------------------------------                                                           --------------
          Jan W. Laskowski


     /s/  Joe M. Richardson                  Director                                          March 29, 1999
------------------------------------                                                           --------------
          Joe M. Richardson

Exhibit
Number                   Exhibit Description
-------                  -------------------

2.1 Contribution Agreement among Central European Distribution Corporation and William V. Carry, William V. Carry Stock Trust, Estate of William
          O. Carry and Jeffrey Peterson dated November 28, 1997 (Filed as
          Exhibit 2.1 to the Registration Statement on Form SB- 2, File No. 333-42387, with the Commission on December 17, 1997 [the "1997 Registration Statement'] and incorporated herein by reference.)

3.1 Certificate of Incorporation (Filed as Exhibit 3.1 to the 1997 Registration Statement and incorporated herein by reference.)

3.2 Bylaws (Filed as Exhibit 3.2 to the 1997 Registration Statement and incorporated herein by reference.)

4.1 Form of Common Stock Certificate (Filed as Exhibit 4.1 to the 1997 Registration Statement and incorporated herein by reference.)

4.2 Form of Warrant Agreement and attached form of Representatives' Warrant (Filed as Exhibit 4.2 to Amendment No. 1 on Form S-1 to Form SB-2 Registration Statement, File No. 333-42387, with the Commission on April 17, 1998 [the "First 1998 Registration Statement"] and incorporated herein by reference.)

10.1 1997 Stock Incentive Plan (Filed as Exhibit 10.1 to the 1997 Registration Statement and incorporated herein by reference.)

10.1(a) Amendment to 1997 Stock Incentive Plan (Filed as 10.1(a) to Amendment No. 2 to Form S-1 Registration Statement, File No. 333-42387, with the Commission on May 19, 1998 [the "Second 1998 Registration Statement"] and incorporated herein by reference.)

10. 2 Employment agreement with William V. Carey (Filed as Exhibit 10.8 to the 1997 Registration Statement and incorporated herein by reference.)

10.2(a)   Amendment to employment agreement with William V. Carey (Filed as
          Exhibit 10.9(a) to the Second 1998 Registration Statement and incorporated herein by reference.)

10.3 Employment agreement with Jeffrey Peterson (Filed as Exhibit 10.9 to the 1997 Registration Statement and incorporated herein by reference.)

10.4      Employment agreement with Robert Bohojlo and the Company (Filed as
          Exhibit 10.11 to the First 1998 Registration Statement and incorporated herein by reference.)

10.5 Employment agreement with International Poland Sp. z o.o. Registration Statement and Robert Bohojlo and Carey Agri (Filed as Exhibit 10.12 to the incorporated herein by First 1998 reference.)

10.6      Employment agreement with Evangelos Evangelou and CEDC

10.7      Employment agreement with Evangelos Evangelou and Carey Agri

10.8 Form of distribution contract with Polmos vodka producers (Filed as Exhibit 10.5 to the 1997 Registration Statement and incorporated herein by reference.)

10.9 Distribution contract between Carey Agri and United Distillers Finalandia Group Sp z.o.o. dated January 1, 1995 (Filed as Exhibit
          10.4 to the 1997 Registration Statement and incorporated herein by reference.)

10.10 Distribution contract with UDV Poland Sp. z.o.o. dated July 3, 1997 (Filed as Exhibit 10.6 to the 1997 Registration Statement and incorporated herein by reference)

10.11 (a) Amendment, updated, to the distribution contract with UDV Poland Sp. Z.o.o. dated July 3, 1997 (Filed as Exhibit 10.6 (a) to the first first 1998 Registration Statement and incorporated herein by reference.)

21 Subsidiaries of the Company (Filed as Exhibit 21 to the 1997 Registration Statement and incorporated herein by reference.)

23        Consent of Ernst & Young Audit Sp. z o.o.

27        Financial Data Schedule

          (b) Reports on form 8-K in the fourth quarter of 1998

          No reports were filed on Form 8-K by the Company during the last quarter of 1998.