Form 10-Q
period 1999-03-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 1999-05-17
CIK 1046880

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD ______________ TO ________________

             COMMISSION FILE NUMBER 0-24341

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                    54-18652710
     ------------------------                  ---------------------------------
     (STATE OF INCORPORATION)                 (IRS EMPLOYER IDENTIFICATION NO.)

       1343 MAIN ST., #100
        SARASOTA, FLORIDA                                   34236
--------------------------------------                   ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                  (ZIP CODE)

                                  941-330-1558
                         -------------------------------
                         (REGISTRANT'S TELEPHONE NUMBER,
                              INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of each class of the issuer's common stock as of March 31, 1999:

    Common Stock ($.01 par value).......................... 4,034,230 shares

--------------------------------------------------------------------------------

                                      INDEX
                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements................................................ 3

         Consolidated Condensed Balance Sheet, March 31, 1999 (unaudited).... 3

         Consolidated Condensed Statements of Income (unaudited) for the three months ended March 31, 1998 and March 31, 1999........... 5

         Consolidated Condensed Statements of Changes in
             Stockholders' Equity (unaudited)................................ 6

         Consolidated Condensed Statements of Cash Flows  (unaudited)
              for the three months ended March 31, 1998 and 1999............. 7

         Notes to Consolidated Condensed Financial Statements (unaudited).... 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 11

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and use of Proceeds............................15

Item 6.  Exhibits and Reports on Form 8-K.....................................15

Signatures    ................................................................17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    Amounts in columns expressed in thousands
                            (except per share data)

                                                               DECEMBER 31,  MARCH 31,
                                                                   1998        1999
                                                              ------------  ---------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $ 3,628      $ 3,886
Accounts receivable, net of allowance for doubtful accounts
of $181,000 and $193,000, respectively                            11,514       11,648
Inventories                                                        4,837        4,146
Prepaid expenses and other current assets                            423          342
Deferred income taxes                                                119          164
                                                                 -------      -------
TOTAL CURRENT ASSETS                                              20,521       20,186

Equipment, net                                                     1,345        1,668
Intangible assets, net                                                --        4,478
Other assets                                                          60          319
                                                                 -------      -------
TOTAL ASSETS                                                     $21,926      $26,649
                                                                 =======      =======

See accompanying notes.
                                       3

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                    Amounts in columns expressed in thousands
                             (except per share data)

                                                                                  DECEMBER 31,     MARCH 31,
                                                                                      1998           1999
                                                                                  ------------     ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade accounts payable                                                               $  8,149       $  6,715
Bank loans and overdraft facilities                                                        --            594
Other current liabilities                                                               1,450          1,362

                                                                                     --------       --------
TOTAL CURRENT LIABILITIES                                                               9,599          8,671

Long term debt                                                                             --          3,500

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value, 1,000,000 shares authorized; no shares
issued and outstanding)                                                                    --             --
Common Stock ($0.01 par value, 20,000,000 shares authorized, 3,780,000 and 4,034,230 shares issued and outstanding at December 31, 1998 and March
31, 1999, respectively)                                                                    38             41
Additional paid-in-capital                                                             10,651         12,316
Retained earnings                                                                       1,748          2,081
Accumulated other comprehensive (loss) income                                            (110)            40
                                                                                     --------       --------
TOTAL STOCKHOLDERS' EQUITY                                                             12,327         14,478
                                                                                     --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 21,926       $ 26,649
                                                                                     ========       ========

See accompanying notes.
                                       4

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                    Amounts in columns expressed in thousands
                            (except per share data)
                                                        THREE MONTHS ENDED
                                                     ------------------------
                                                     MARCH 31,      MARCH 31,
                                                       1998           1999
                                                     ---------      ---------
NET SALES                                            $  9,798       $ 14,241
Cost of goods sold                                      8,280         12,143
                                                     --------       --------
GROSS PROFIT                                            1,518          2,098

Sales, general and administrative expenses              1,128          1,538

                                                     --------       --------
OPERATING INCOME                                          390            560

Non-operating income (expense)
  Interest expense                                        (46)           (26)
  Interest income                                          --             85
  Realized  and  unrealized foreign currency
  transaction (losses) gains, net                          31           (103)
  Other income, net                                        12             14
                                                     --------       --------
INCOME BEFORE INCOME TAXES                                387            530
Income tax expense                                       (141)          (197)
                                                     --------       --------
NET INCOME                                           $    246       $    333

                                                     ========       ========
NET INCOME PER COMMON SHARE, BASIC AND DILUTIVE      $   0.14       $   0.09
                                                     ========       ========
See accompanying notes.
                                       5

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)
                    Amounts in columns expressed in thousands
                             (except per share data)

                                                                                            ACCUMULATED
                                                                ADDITIONAL                     OTHER
                                                                 PAID-IN-      RETAINED     COMPREHENSIVE
                                           COMMON STOCK          CAPITAL       EARNINGS    (LOSS) INCOME      TOTAL
                                    ------------------------   ----------    -----------   --------------  ------------
                                      NO. OF
                                      SHARES        AMOUNT
                                    -----------   ----------
Balance at December 31, 1998          3,780,000   $       38   $   10,651    $    1,748      $     (110)   $   12,327

Issue of new shares                     254,230            3        1,665         1,668

Net income for the three months
ended March 31, 1999                                                                333                           333
                                     ----------   ----------   ----------    ----------      ----------    ----------
Foreign currency translation
adjustment                                                                                          150           150
                                     ----------   ----------   ----------    ----------      ----------    ----------
Comprehensive income for the
three months ended
March 31, 1999                               --           --           --           333             150           488
                                     ----------   ----------   ----------    ----------      ----------    ----------

BALANCE AT MARCH 31, 1999             4,034,230   $       41   $   12,316    $    2,081      $       40    $   14,478
                                     ==========   ==========   ==========    ==========      ==========    ==========

See accompanying notes.
                                       6

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    Amounts in columns expressed in thousands
                             (except per share data)

                                                             THREE          THREE
                                                             MONTHS         MONTHS
                                                             ENDED          ENDED
                                                           MARCH 31,       MARCH 31,
                                                              1998           1999
                                                        -------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                      $ (1,125)      $   (764)

INVESTING ACTIVITIES
Purchases of equipment                                         (190)          (119)
Proceeds from the disposal of equipment                          --              5
Acquisition of subsidiary                                                   (2,958)
                                                           --------       --------

NET CASH USED IN INVESTING ACTIVITIES                          (190)        (3,072)

FINANCING ACTIVITIES
Borrowings on overdraft facility                             13,431          1,094
Payment of overdraft facility                               (13,252)        (1,036)
Payment of capital lease obligations                            (42)            --
Short-term borrowings                                           725            536
Payment of short term borrowings                               (275)            --
Long-term borrowings                                            100          3,500
Payment of long-term borrowings                                 (87)            --
Costs paid in 1997 in  connection  with  public
offering                                                       (163)            --
                                                           --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       437          4,094
                                                           --------       --------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                                    (878)           258
Cash and cash equivalents at beginning of
Period                                                        1,053          3,628
                                                           --------       --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                                     $    175       $  3,886
                                                           ========       ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES

Common stock issued in connection with
investment in subsidiary (Note 4)                          $              $  1,668
                                                           ========       ========

See accompanying notes.
                                       7

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Amounts in tables expressed in thousands
                             (except per share data)

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

2.     BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

       The balance sheet at December 31, 1998 has been derived from the audited financial statements at the date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.

3.     EARNINGS PER SHARE

       Net income per common share is calculated under the provisions of FAS No. 128, "Earnings per Share". The average number of shares outstanding was 2,634,795 for all of 1998. The weighted average number of shares outstanding for the three months ended March 31, 1999 and 1998 were 3,831,939 and 1,780,000, respectively. The increase in 1999 gives effect to the acquisition discussed in Note 4.

       The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                 ------------------------------------
                                                                       1998              1999
                                                                 -----------------   ----------------
                                                                  IN THOUSANDS, EXCEPT PER SHARE DATA
 Basic:
 Net income                                                          $   246               $  333
 Average shares outstanding                                            1,780                3,832
                                                                     =======               ======
 Basic Earnings per share                                            $  0.14               $ 0.09
                                                                     =======               ======
 Diluted:
 Net income                                                          $   246               $  333
                                                                     =======               ======
 Average shares outstanding                                            1,780                3,832
 Net effect of dilutive  stock  options - based on the                    --                   22
 treasury stock method
                                                                     =======               ======
 Totals                                                                1,780                3,854
                                                                     =======               ======
 Diluted Earnings per share                                          $  0.14               $ 0.09
                                                                     =======               ======

                                       8

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Amounts in tables expressed in thousands
                             (except per share data)

       No stock options have been exercised in the first quarter of 1998. Warrants granted in connection with CEDC's initial public offering in July 1998 have been excluded from the above calculation of diluted shares since the exercise price is greater then the average market price of the common shares during the first quarter of 1999.

4.     PURCHASE OF MULTI TRADE COMPANY S.C.

       On March 12,1999, the Company purchased certain assets and business (excluding manufacture of distilled products) and the trademark of Multi Trade Company ("MTC" -a Partnership distributing alcoholic beverages in Poland) for $2.9 million cash and 254,230 shares of the Registrant Company's common stock. The stock cannot be sold for three years without the consent of the Registrant Company and were sold in reliance on the exemption from registration provided by Regulation S promulgated by the U.S. Securities and Exchange Commission. The pro forma unaudited results of operations for the three months ended March 31,1998 and 1999, assuming consummation of the purchase and issuance of the common stock as of January 1, 1998, are as follows:

                                        THREE MONTHS ENDED MARCH 31,
                                    -----------------------------------
                                        1998                    1999
                                    -------------           -----------
                                    IN THOUSANDS, EXCEPT PER SHARE DATA

Net sales                                $18,994               $20,063
Net income                                   252                   217
Net income per share data:
Basic and diluted                        $  0.12               $  0.05

       The allocation of the purchase price reflected in the March 31,1999 condensed consolidated balance sheet is preliminary and subject to revision upon expiration of the escrow period upon which certain adjustments of the purchase price may occur. The CEDC has obtained an independent valuation of MTC's equipment; the trademark acquired has been recorded at the fair value of the shares issued adjusted for lack of marketability. The remainder of the excess cost over net assets acquired has been reported as goodwill and customer lists. Management expects to finalise the purchase price during the second quarter of 1999.

5.     LONG-TERM DEBT AND SHORT-TERM BANK LOANS

       In February 1999, the Company obtained from a bank an unsecured USD denominated long-term loan to make the acquisition described above and for other purposes. The interest on this loan is at the three month USD Libor rate plus 1.85% (6.85% at March 31, 1999) and is payable in three quarterly installments starting August 31, 2000. The amount payable under the loan was $3,500,000 at March 31, 1999.

       In March 1999, the Company obtained an EDR denominated short-term loan with another bank for its working capital needs. The interest on this loan is at EURLIBOR rate plus 2% (5% at March 31, 1999) and is payable on March 22, 2000. The amount payable under the loan was 500,000 EDR (536,000 USD) at March 31, 1999. This loan is collaterized by inventory up to a value of 2,000,000 PLN.

       In March 1999, the Company signed an agreement with the same bank for a short-term overdraft facility with the maximum limit of 1,850,000 PLN (461,000 USD) at March 31, 1999. The Company had 58,000 USD outstanding as of March 31, 1999. The interest on this credit facility is WIBOR rate plus 1% (14,5% at March 31, 1999). This credit is payable on March 22, 2000 and is collaterized by inventory up to a value of 1,900,000 PLN.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Amounts in tables expressed in thousands
                             (except per share data)
6.     INCOME TAXES

       Total income tax expense varies from expected income tax expense computed at Polish statutory rates (36% in 1998 and 34% in 1999) as follows:

                                       THREE MONTHS ENDED    THREE MONTHS ENDED
                                          MARCH 31, 1998        MARCH 31, 1999
                                       ------------------   -------------------
Tax at Polish statutory rate                  144                   180
Increase (reduction) in deferred tax
valuation allowance                            (3)                   12
Permanent differences                          --                     5
                                             ----                  ----

Income tax expense                            141                   197
                                             ====                  ====

       The corporate income tax rates in Poland was 34% in 1999 and will be 32% in 2000.

       Tax liabilities (including corporate income tax, Value Added Tax, social security, and other taxes) of the Company's Polish subsidiaries may be subject to examinations by Polish tax authorities for up to five years from the end of the year the tax is payable. CEDC's US federal income tax returns will also be subject to examination by US tax authorities. Because the application of tax laws and regulations to many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determination by the tax authorities.

7.     CONTINGENT LIABILITIES

       The Company is involved in litigation and has claims against it for matters arising in the ordinary course of business. In the opinion of management, the outcome will not have a material adverse effect on the Company.
                                       10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

OVERVIEW

         The Company's operating results are generally determined by the volume of alcoholic beverages that can be sold by the Company through its national distribution system, the gross profits on such sales and control of costs. The Company purchases the alcoholic beverages it distributes from producers as well as other importers and wholesalers. Almost all such purchases are made with the sellers providing a period of time, generally between 25 and 90 days, before the purchase price is to be paid by the Company. Since the initial public offering, the Company pays costs on delivery for its domestic vodka purchases in order to receive additional discounts. The Company sells the alcoholic beverages with a mark-up over its purchase price, which mark up reflects the market price for such individual product brands in the Polish market. The Company's bad debt ratio provision as a percentage of net sales was 0.08% in 1996, 0.12% in 1997, 0.17% in 1998, and 0.09% in the three-month period ended March 31, 1999.

         The following comments regarding variations in operating results should be read considering the rates of inflation in Poland during the period -- 1996, 18.5%; 1997, 14.9% and 8.5% in 1998 -- as well as the devaluation of the Polish zloty compared to the U.S. Dollar, which was 16.6%, and 22.6% in 1996 and 1997, respectively. The zloty appreciated 0.3% against the U.S. Dollar in 1998. In the three month period to March 31, 1999 the zloty depreciated 14.5% against the U.S. Dollar.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1999

         Net sales increased $4.44 million, or 45.3% from $9.80 million in the three months ended March 31, 1998 to $14.24 million in the three months ended March 31, 1999. This increase is mainly due to increased market penetration by the existing distribution system and increased sales of domestic vodka following the acquisition of Multi Trade Company (MTC). The acquisition of MTC added $2.2 million to net sales during last half of March 1999.

         Cost of goods sold increased $3.86 million, or 46.6%, from $8.28 million in the three months ended March 31, 1998 to $12.14 million in the three months ended March 31, 1999. As a percentage of net sales cost of goods sold increased from 84.5% to 85.3%. This increase is mainly due to price increases for domestic vodka, which sells at a lower gross margin than imported alcohol products, and higher sales of domestic vodka.

         Sales, general and administrative expense increased 36.3% from $1.13 million in the three months ended March 31, 1998 to $1.54 million in the three months ended March 31, 1999. This increase is mainly due to the expansion of sales noted above. As a percentage of net sales, sales, general and administrative expenses decreased from 11.5% to 10.8% due to the higher volume of sales through the existing distribution system.

         Interest expense decreased $20,000 or 44% from $46,000 in the three months ended March 31, 1998 to $26,000 in the three months ended March 31, 1999. This decrease is mainly due to the continued utilization of funds from the Company's Initial Public Offering ("IPO") in July 1998. As a percentage of net sales, interest expense decreased from 0.5% in 1998 to 0.2% in 1999.

         Interest income was $85,000 in the three months ended March 31, 1999 compared to $0.0 in the three months ended March 31, 1998.

         Net realized and unrealized foreign currency transactions resulted in gains of $31,000 in the three months ended March 31, 1998 and losses of $103,000 in the three months ended March 31, 1999. The net loss in 1999 is mainly due to the depreciation of the zloty, versus the U.S. dollar, in which a substantial portion of the Company's assets are denominated.

         Income tax expense increased $56,000, from $141,000 in the three months ended March 31, 1998 to $197,000 in the three months ended March 31, 1999. This increase is mainly due to the increase in income before income taxes from $387,000 to $530,000, respectively.

         The effective tax rate increased from 36% in the three months ended March 31, 1998 to 37% in the three months ended March 31, 1999. This was due mainly to an increase in the deferred tax valuation allowance in 1999. Statutory tax rates in Poland decreased from 36% in 1998 to 34% in 1999. (See notes to the consolidated condensed financial statements for further information on income taxes).

         Net income increased $87,000 or 35.3% from $246,000 in the three months ended March 31, 1998 to $333,000 in the three months ended March 31, 1999. This increase is due to the factors noted above.

STATEMENT OF LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash balance increased by $258,000 in 1999 compared to a decrease of $878,000 in the corresponding period of 1998. The increase in 1999 is primarily as a result of borrowings used partially to fund the acquisition of MTC offset in part by the investment in MTC.

         The net cash used in operating activities was $764,000 in the first three monts of 1999 compared to $1.13 million used during the same period in 1998. This improvement is mainly due to higher net income and less working capital required to finance inventories.

         The net cash used in investing activities amounted to $3.07 million in the three months ended March 31, 1999 compared to $1.3 million in the three months ended March 31, 1998. Investing activities in 1999 consisit primarily of the acquisition of MTC.

         The net cash provided by financing activities in the three months ended March 31, 1999 was $4.09 million compared to net cash of $437,000 provided in the three months ended March 31, 1998. The net proceeds from borrowings in 1999 were accountable for this increase. The borrowings were used for working capital and the MTC acquisition.
                                       12

STATEMENT ON INFLATION AND CURRENCY FLUCTUATIONS

         Inflation in Poland is projected at 8.0% for 1999, substantially lower than previous years and therefore the impact on the financial statements in the first three months of the year is less material than in previous years.

         The share of purchases denominated in foreign currencies has decreased resulting in lower foreign exchange exposure. However, the level of borrowing denominated in US dollars has increased due to working capital requirements and the acquisition of MTC. The zloty depreciated during January and February and stabilized during March and since then it has appreciated slightly versus the U.S. Dollar.

SEASONALITY

         The Company's sales have been historically seasonal with over 56% of the sales in 1997 occurring in the second half of the year, compared to nearly 60% in 1998, of which over 31% and over 35%, respectively occurred in the last quarter. The higher leveraging of the business and effectiveness result in a larger share of net profits earned in the second half of the year. In fiscal 1997 and 1998, over 75% and over 63% of net income, respectively were earned in the second half of the year.

         The first quarter has historically resulted in the lowest net sales and profits.

         The Company's working capital requirements are also seasonal and are normally highest in the months of December and January. Liquidity then normally improves as collections are made on the higher sales during the months of November and December.

OTHER MATTERS

         In March 1999 the Polish tax authorities in Warsaw assessed Value Add & TAT ("VAT") of approximately $110,000 including penalties and penalty interest. The assessment was made on the basis of alleged improper treatment of input and output VAT on certain of the Company's transactions. The Company has appealed the decision. The Management believes that the Company's case is defensible. Therefore no accrual has been made in the financial statements.

         The Company continues to be involved in litigation from time to time in the ordinary course of business.

         In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's financial condition or results of operations.

         During March of 1999 the Company also finalizaed its acquisition of Multi Trade Company paying approximately $2.9 million in cash and 254,230 shares of restricted stock. The acquisition did not have a significant effect on operating results for the 1999 quarter. In May the Company finalized the acquisition of The Cellars of Fine Wines paying approximately $1.8 million and 100,000 shares of restricted stock.

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

         A preliminary report confirms that only a small number of workstations are non compliant. The Company is planning to replace the hardware in mid 1999 as part of systems upgrading at the estimated cost of $65,000.

         Further, the Year 2000 compliant upgrade to Novell, the operating system used by the Company, is
                                       13
commercially available and will also be implemented in mid 1999 at an estimated cost of $20,000.

         The Company estimates that the total cost of completing the Year 2000 compliance will not exceed $100,000. The additional costs associated with year 2000 compliance over the last reporting period are due to recent acquisitions and necessary systems integration.

         Given the relatively small size of the Company's business with any particular supplier or customer, the Company has not carried out compliance tests with its suppliers or customers. Although it does not anticipate serious problems, it cannot be certain about the effects on its business of the uncertainty surrounding the compliance efforts of suppliers and customers.

         The Company does not expect any disruptions in its operations as a result of any failure by the Company to be in compliance with Year 2000 requirements. It has not yet developed a contingency plan, but plans to by September 1999. The Company is reasonably confident that their compliance plan will be sucessful but it cannot guarantee that all actions taken and planned will effectively minimize exposure to Year 2000 related risks.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (c) All unregistered equity securities of the registrant sold during the first quarter of 1999 were sold in reliance on Regulation S.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

         (A) EXHIBITS

         10.1 Acquisition Agreement among Central European Distribution Corporation, Carey Agri International Poland Sp. z o.o. and Multi Trade Company dated February 12, 1999 ("MTC Acquisition Agreement")

         10.2 Amendment to MTC Acquisition Agreement dated March 12, 1999

         10.3 Amendment to Employment Agreement with Evangelos Evangelou and the Registrant (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10K filed with the Securities and Exchange Commission on March 30, 1999).

         27   Financial Data Schedule
                                       15

         (b) Reports on Form 8K


         The following report on Form 8K was filed during the first quarter of 1999:


         Report filed on February 25, 1999 announcing under item 5 the signing of definitive documents with regard to the acquisition of Multi Trade Company.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                               CENTRAL EUROPEAN DISTRIBUTION CORPORATION
                               (registrant)


Date: May 17, 1999             By: /s/ WILLIAM V. CAREY
                                  -------------------------------------------
                                              William V. Carey
                                    President and Chief Executive Officer



Date: May 17, 1999             By: /s/ DOROTA ANTIONSIK
                                  -------------------------------------------
                                              Dorota Antionsik
                                       Acting Chief Financial Officer

                               INDEX OF EXHIBITS

EXHIBIT                                 DESCRIPTION
-------                                 -----------

10.1 Acquisition Agreement among Central European Distribution Corporation, Carey Agri International Poland Sp. z o.o. and Multi Trade Company dated February 12, 1999 ("MTS Acquisition Agreement")

10.2     Amendment to MTS Acquisition Agreement dated March 12, 1999

10.3 Amendment to Employment Agreement with Evangelos Evangelou and the Registrant (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10K filed with the Securities and Exchange Commission on March 30,
         1999).

27       Financial Data Schedule