Form 10-Q
period 1999-06-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 1999-08-13
CIK 1046880

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD ______________ TO ________________

                         COMMISSION FILE NUMBER 0-24341


                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                   54-18652710
       ------------------------                ---------------------------------
       (STATE OF INCORPORATION)                (IRS EMPLOYER IDENTIFICATION NO.)

       1343 MAIN STREET, #301
          SARASOTA, FLORIDA                                  34236
---------------------------------------                   ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                   (ZIP CODE)


                                 (941) 330-1558
                         -------------------------------
                         (REGISTRANT'S TELEPHONE NUMBER,
                              INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     The number of shares outstanding of each class of the issuer's common stock as of June 30, 1999:

 Common Stock ($.01 par value)............................... 4,134,230 shares

--------------------------------------------------------------------------------

                                     INDEX
                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements..............................................   3

          Consolidated Condensed Balance Sheets, June 30, 1999 (unaudited)
             and December 31, 1998..........................................   3

          Consolidated Condensed Statements of Income (unaudited) for the
             three and six months ended June 30, 1999 and 1998..............   5

          Consolidated Condensed Statements of Changes in Stockholders'
             Equity (unaudited).............................................   6

          Consolidated Condensed Statements of Cash Flows (unaudited) for
             the six months ended June 30, 1999 and 1998....................   7

          Notes to Consolidated Condensed Financial Statements (unaudited)..   8

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................  12

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.........................  17

Item 6.   Exhibits and Reports on Form 8-K..................................  17

Signatures..................................................................  18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                   Amounts in columns expressed in thousands
                            (except per share data)

                                                               DECEMBER 31,   JUNE 30,
                                                                   1998         1999
                                                               ------------   -------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $ 3,628      $ 2,756
Accounts receivable, net of allowance for doubtful accounts
  of $181,000 and $268,000, respectively                          11,514       14,780
Inventories                                                        4,837        5,696
Prepaid expenses and other current assets                            423          695
Deferred income taxes                                                119          117
                                                                 -------      -------
CURRENT ASSETS                                                    20,521       24,044

Equipment, net                                                     1,345        1,851
Intangible assets, net                                                --        6,750
Other assets                                                          60          540
                                                                 -------      -------
TOTAL ASSETS                                                     $21,926      $33,185
                                                                 =======      =======

See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                    Amounts in columns expressed in thousands
                             (except per share data)

                                                                             DECEMBER 31,     JUNE 30,
                                                                                 1998           1999
                                                                             ------------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade accounts payable                                                         $  8,149       $  9,310
Bank loans and overdraft facilities                                                  --          2,065
Other current liabilities                                                         1,450          1,171
Current portion of long-term debt                                                    --            500
                                                                               --------       --------

TOTAL CURRENT LIABILITIES                                                         9,599         13,046
Long term debt, less current maturities                                              --          5,928

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value, 1,000,000 shares authorized; no shares
  issued and outstanding)                                                            --             --
Common Stock ($0.01 par value, 20,000,000 shares authorized, 3,780,000 and 4,134,230 shares issued and outstanding at December 31, 1998 and June
  30, 1999, respectively)                                                            38             42
Additional paid-in-capital                                                       10,651         12,900
Retained earnings                                                                 1,748          2,728
Accumulated other comprehensive loss                                               (110)        (1,459)
                                                                               --------       --------

TOTAL STOCKHOLDERS' EQUITY                                                       12,327         14,211
                                                                               --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 21,926       $ 33,185
                                                                               ========       ========

See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                    Amounts in columns expressed in thousands
                            (except per share data)



                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     -----------------------       -----------------------
                                                     JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                       1998           1999           1998           1999
                                                     --------       --------       --------       --------
NET SALES                                            $ 12,095       $ 23,533       $ 21,893       $ 37,774
Cost of goods sold                                     10,256         20,304         18,536         32,447
                                                     --------       --------       --------       --------
GROSS PROFIT                                            1,839          3,229          3,357          5,327

Sales, general and administrative expenses              1,278          2,470          2,406          4,008
                                                     --------       --------       --------       --------
OPERATING INCOME                                          561            759            951          1,319

Non-operating income (expense)
  Interest expense                                        (59)           (84)          (105)          (110)
  Interest income                                          --             72             --            157
  Realized and unrealized foreign currency
    transaction (losses) gains, net                       (71)           120            (40)            17
  Other income (expense), net                              16            (21)            28             (7)
                                                     --------       --------       --------       --------
INCOME BEFORE INCOME TAXES                                447            846            834          1,376
Income tax expense                                        162            199            303            396
                                                     --------       --------       --------       --------

NET INCOME                                           $    285       $    647       $    531       $    980
                                                     ========       ========       ========       ========

NET INCOME PER COMMON SHARE, BASIC AND DILUTIVE      $   0.16       $   0.16       $   0.30       $   0.25
                                                     ========       ========       ========       ========


See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)
                    Amounts in columns expressed in thousands
                             (except per share data)

                                                                                            ACCUMULATED
                                                                ADDITIONAL                     OTHER
                                                                 PAID-IN-      RETAINED     COMPREHENSIVE
                                           COMMON STOCK          CAPITAL       EARNINGS    (LOSS) INCOME      TOTAL
                                    ------------------------   ----------    -----------   --------------  ------------
                                      NO. OF
                                      SHARES        AMOUNT
                                    -----------   ----------

Balance at December 31, 1998          3,780,000   $       38   $   10,651    $     1,748     $      (110)  $     12,327

Issue of new shares                     354,230            4        2,249                                         2,253

Net income for the six months
  ended June 30, 1999                                                                980                            980

Foreign currency translation
  adjustment                                                                                      (1,349)        (1,349)
                                      ---------   ----------   ----------    -----------     -----------   ------------
Comprehensive loss for the
  six months ended
  June 30, 1999                              --           --           --            980          (1,349)          (369)
                                      ---------   ----------   ----------    -----------     -----------   ------------

BALANCE AT JUNE 30, 1999              4,134,230   $       42   $   12,900    $     2,728     $    (1,459)  $     14,211
                                      =========   ==========   ==========    ===========     ===========   ============

See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    Amounts in columns expressed in thousands
                             (except per share data)

                                                          SIX MONTHS     SIX MONTHS
                                                            ENDED          ENDED
                                                           JUNE 30,       JUNE 30,
                                                             1998           1999
                                                          ----------     ----------
NET CASH USED IN OPERATING ACTIVITIES                      $   (316)      $ (3,937)

INVESTING ACTIVITIES
Purchases of equipment                                         (317)          (738)
Proceeds from the disposal of equipment                          --             42
Acquisition of companies                                         --         (4,732)
                                                           --------       --------

NET CASH USED IN INVESTING ACTIVITIES                          (317)        (5,428)

FINANCING ACTIVITIES
Borrowings on overdraft facility                             24,479          2,644
Payments of overdraft facility                              (24,402)        (1,094)
Payment of capital lease obligations                            (87)            --
Short-term borrowings                                           725          1,015
Payments of short term borrowings                              (275)            --
Long-term borrowings                                            139          5,928
Payments of long-term borrowings                               (145)            --
Costs paid in connection with public offering

                                                               (466)            --
                                                           --------       --------
NET CASH USED/ PROVIDED BY FINANCING ACTIVITIES                 (32)         8,493
                                                           --------       --------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                    (665)          (872)
Cash and cash equivalents at beginning of
  period                                                      1,053          3,628
                                                           --------       --------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                   $    388       $  2,756
                                                           ========       ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES

Common stock issued in connection with
investment in subsidiaries (Note 4)                        $     --       $  2,253
                                                           ========       ========

See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Amounts in tables expressed in thousands
                             (except per share data)


1.     ORGANISATION AND DESCRIPTION OF BUSINESS

       Central European Distribution Corporation (CEDC) was organized as a Delaware Corporation in September 1997 to operate as a holding company through its sole subsidiary, Carey Agri International Poland Sp. z o.o. (Carey Agri). CEDC has formed two additional Polish subsidiaries to make the acquisitions referred to in Note 5. CEDC and Carey Agri and the new subsidiaries as of the date of their organization are referred to herein as the Company.

       In July 1998, CEDC had an initial public offering of 2,000,000 shares (at $6.50 per share) receiving net proceeds of approximately $10.6 million. The shares are currently quoted on the Nasdaq SmallCap Market.

2.     BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the unaudited interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

3.     COMPREHENSIVE INCOME (LOSS)

       During the six months period ended June 30, 1999, the Company incurred a foreign currency translation loss of 1,349,000 USD and reported accumulated comprehensive loss of 1,459,000 USD as of June 30, 1999. The translation loss was due to fluctuation in the exchange rates of the U.S. Dollar and the Polish Zloty and Polish Zloty translation losses on USD transactions of a long-term investment nature between CEDC and its Polish subsidiares.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Amounts in tables expressed in thousands
                             (except per share data)


4.     EARNINGS PER SHARE

       Net income per common share is calculated under the provisions of FAS No. 128, "Earnings per Share". The average number of shares outstanding was 1,780,000 for each of the 1998 periods. Given effect of the initial public offering on July 27, 1998 and the acquisitions discussed in Note 5, the weighted average number of shares outstanding for the three and six months ended June 30, 1999 were 4,091,372 and 3,964,638, respectively.

       The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   ----------------------      ---------------------
                                                   JUNE 30,      JUNE 30,      JUNE 30,     JUNE 30,
                                                     1998          1999          1998         1999
                                                   --------      --------      --------     --------
Basic:
Net income                                          $  285        $  647        $  531        $  980
Average shares outstanding                           1,780         4,091         1,780         3,964
                                                    ======        ======        ======        ======
Basic EPS                                           $ 0.16        $ 0.16        $ 0.30        $ 0.25
                                                    ======        ======        ======        ======

Diluted:
Net income                                          $  285        $  647        $  531        $  980
                                                    ======        ======        ======        ======

Average shares outstanding                           1,780         4,091         1,780         3,964
Net effect of dilutive stock options - based
  on the treasury stock method                          --            --            --            --
                                                    ======        ======        ======        ======
Totals                                               1,780         4,091         1,780         3,964
                                                    ======        ======        ======        ======
Diluted EPS                                         $ 0.16        $ 0.16        $ 0.30        $ 0.25
                                                    ======        ======        ======        ======

       No stock options have been exercised in the first two quarters of 1999. Warrants granted in connection with the IPO have been excluded from the above calculation of diluted shares since the exercise price is greater then the average market price of the common shares during the period.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Amounts in tables expressed in thousands
                             (except per share data)

5.     ACQUISITIONS

       On March 12,1999, the Company purchased certain assets and business (excluding manufacture of distilled products) and the trademark of Multi Trade Company ("MTC" -a Partnership distributing alcoholic beverages in Poland) for $2.9 million cash and 254,230 shares of Common Stock. The stock cannot be sold for three years and it is unregistered without the consent of the Company and was issued in reliance on the exemption from registration provided by Regulation S promulgated by the U.S. Securities and Exchange Commission. On May 10, 1999, the Company purchased certain assets, business and trademark of The Cellar of Fine Wines Sp. z o.o. ( "CFW" - a limited liability company distributing wine in Poland) for $
       1.8 million cash and 100,000 shares of Common Stock. The stock cannot be sold until July 1, 2000 without the Company's consent and was also pursuant to Regulation S exemption from registration. The pro forma unaudited results of operations for three and six months ended June 30, 1998 and 1999, assuming consummation of these two purchases and issuance of the common stock as of January 1, 1998, are as follows:

                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                 -----------------------       -----------------------
                                 JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                   1998           1999           1998           1999
                                 --------       --------       --------       --------
Net sales                         $23,375        $24,028        $43,226        $45,243
Net income                            214            631            401            774
Net income per share data:
Basic and diluted                 $  0.10        $  0.15        $  0.10        $  0.19

       The allocation of the purchase price reflected in the June 30, 1999 condensed consolidated balance sheet is preliminary and subject to revision upon expiration of the MTC escrow period upon which certain adjustments of the purchase price may occur. The Company has obtained an independent valuation of MTC's equipment; the MTC and CFW trademarks acquired have been recorded at the estimated fair value of the shares issued adjusted for lack of marketability. The remainder of the excess cost over net assets acquired from MTC has been reported as goodwill and customer lists. Management expects to finalize the purchase price allocations during the third quarter of 1999.

6.     LONG-TERM DEBT AND SHORT-TERM BANK LOANS

       In February 1999, the Company obtained from a bank an unsecured USD denominated long-term loan to make the MTC acquisition described above. The interest on this loan is at the three month USD LIBOR rate plus 1.85% (7.19% at June 30, 1999) and is payable in three quarterly installments starting August 31, 2000. The amount payable under the loan was $3,500,000 at June 30, 1999.

       In March 1999, the Company obtained an EURO denominated short-term loan with another bank for its working capital needs. The interest on this loan is at one month EUROLIBOR rate plus 2% (4.66% at June 30, 1999) and is payable on March 22, 2000. The amount payable under the loan was 500,000 EURO (515,000 USD) at June 30, 1999. This loan is collaterized by inventory up to a value of 2,000,000 Polish zloty ("PLN").

       In March 1999, the Company signed an agreement with the same bank for a short-term overdraft facility with the maximum limit of 1,850,000 PLN (470,000 USD) at June 30, 1999. The Company did not have any borrowings outstanding for this facility as of June 30, 1999. The interest on this credit facility is WIBOR rate plus 1% (14.34% at June 30, 1999). This credit line is available March 22, 2000 and it is collaterized by inventory up to a value of 1,900,000 PLN.

       In April 1999, the Company obtained from a bank a USD denominated long-term loan for the acquisition of CFW described above. The interest on this loan is at the three-month USD LIBOR rate plus 1.4% (6.74% at June 30,1999) 1,000,000 USD is payable in November 1999, and 500,000 USD in May 2001. This loan is collaterized by inventory up to a value of 3,500,000 PLN.

       In April 1999, the Company obtained from the same bank an EURO denominated long-term loan for the acquisition of CFW described above. The interest on this loan is at the three-month EUROLIBOR rate plus 1.4% (4.06% at June 30,1999) The amount payable under the loan was 1,380,000 EURO ( 1,428,000 USD) at June 30, 1999 and the loan is due in May 2001. This loan is collaterized by inventory up to a value of 3,500,000 PLN.

       In May 1999, the Company signed an agreement with a bank for an unsecured short- term overdraft facility with the maximum limit of 1,500,000 EURO (1,550,000 USD) at June 30,1999 for its working capital needs. The interest on this credit facility is at six-month EUROLIBOR rate plus 0.8% (3.46% at June 30,1999). The amount payable under the credit faci1ity was 1,500, 000 EURO (1,550,000 USD) as of June 30,1999. This credit line is available until May 13, 2000.

7.     INCOME TAXES

       Total income tax expense varies from expected income tax expense computed at Polish statutory rates (36% in 1998 and 34% in 1999) as follows:

                                               SIX MONTHS ENDED       SIX MONTHS ENDED
                                                 JUNE 30, 1998          JUNE 30, 1999
                                               ----------------       ----------------
       Tax at Polish statutory rate                      $  300                 $  468
       Increase (reduction) in deferred tax
         valuation allowance                                (19)                    12
       Translation adjustment                                --                    (96)
       Permanent differences                                 22                     12
                                                         ------                 ------
       Income tax expense                                   141                    396
                                                         ======                 ======

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

8.     CONTINGENT LIABILITIES

       The Company is involved in litigation and has claims against it for matters arising in the ordinary course of business. In the opinion of management, the outcome will not have a material adverse effect on the Company.

ITEM 2. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

OVERVIEW

         The Company's operating results are generally determined by the volume of alcoholic beverages that can be sold by the Company through its national distribution system, the gross profits on such sales and control of costs. The Company purchases the alcoholic beverages it distributes from producers as well as other importers and wholesalers. Almost all such purchases are made with the sellers providing a period of time, generally between 25 and 90 days, before the purchase price is to be paid by the Company. Since the initial public offering, in July 1998, the Company pays costs on delivery for most of its domestic vodka purchases in order to receive additional discounts. The Company sells the alcoholic beverages with a mark-up over its purchase price, which mark up reflects the market price for such individual product brands in the Polish market. The Company's bad debt ratio provision as a percentage of net sales was 0.08% in 1996, 0.12% in 1997, 0.17% in 1998, and 0.19% in the six-month period ended June 30, 1999.

         The following comments regarding variations in operating results should be read considering the rates of inflation in Poland during the period, 8.5% in 1998 -- as well as the movement of the Polish zloty compared to the U.S. Dollar. The zloty appreciated 0.3% against the U.S. Dollar in 1998. In the six-month period to June 30, 1999 the zloty depreciated 12% against the U.S. Dollar.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

         Net sales increased $15.88 million, or 72.0% from $21.9 million in 1998 to $37.77 million in 1999. This increase is mainly due to increased market penetration by the existing distribution system, increased sales of domestic vodka and the effect of acquisitions.

         Cost of goods sold increased $13.91 million, or 75.0%, from $18.54 million in 1998 to $32.45 million in 1999. As a percentage of net sales cost of goods sold increased from 84.7% to 85.9%. This increase is mainly due to increased sales of domestic vodka as a portion of sales as domestic vodka sells at a lower gross margin than imported alcohol products.

         Sales, general and administrative expense increased 66.0% from $2.41 million in 1998 to $4.01 million in 1999. This increase is mainly due to the expansion of sales noted above. As a percentage of net sales, sales, general and administrative expenses decreased from 11.0% to 10.6%. This decrease is due to higher utilization of the existing distribution system.

         Interest expense increased $5,000 or 4.7% from $105,000 in 1998 to $110,000 in 1999. This increase is mainly due to additional short-term credits to support the sales growth noted above and to make acquisitions. As a percentage of net sales, interest expense was 0.5% in 1998 and 0.3% in 1999.

         Net realized and unrealized foreign currency transactions resulted in losses of $40,000 in 1998 and a gain of $17,000 in 1999. The gain in 1999 is mainly due to the gains of the zloty versus the EURO in the second quarter. A substantial portion of the Company's assets are denominated in the zloty while borrowings denominated in EURO's were increased.

         Income tax expense increased $93,000, from $303,000 in 1998 to $396,000 in 1999. This increase is mainly due to the increase in income before income taxes from $834,000 to $1.38 million, respectively.

         The effective tax rate decreased from 36% in 1998 to 29% in 1999. Permanent differences (for items such as non-deductible interest, taxes, and depreciation) between financial and taxable income normally make up a considerably lower percentage of income before income taxes when income before income taxes is higher, as it was in 1999. For this reason, as well as the decrease in the statutory tax rate in Poland from 36% in 1998 to 34% in 1999, the effective tax rate was significantly lower in 1999. See notes to the consolidated condensed financial statements for further information on income taxes.

         Net income increased $449,000 from $531,000 in 1998 to $980,000 in 1999. This increase is due to the factors noted above.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

         Net sales increased $11.4 million, or 94% from $12.10 million to $23.53 million. This increase is mainly due to increased market penetration by the existing distribution system, increased sales of domestic vodka and acquisitions.

         Cost of goods sold increased $10.05 million, or 97.9%, from $10.26 million in 1998 to $20.30 million in 1999. As a percentage of net sales cost of goods sold increased from 84.7% to 86.3%. This increase is mainly due to higher sales of domestic vodka, which sells at a lower gross margin than imported products.

         Sales, general and administrative expense increased $1.19 million, or 93% from $1.28 million in 1998 to $2.47 million in 1999. This increase is mainly due to the expansion of sales noted above. As a percentage of net sales, sales, general and administrative expenses decreased from 10.6% to 10.5%.

         Interest expense increased $25,000 from $59,000 in 1998 to $84,000 in 1999. This increase is mainly due to additional borrowings for working capital and for the acquisitions. Interest income increased $72,000 from $0.0 in 1998 to $72,000 in 1999. This was mainly due to proceeds from the initial public offering invested in short term deposits.

         Net realized and unrealized foreign currency transactions increased $191,000 from a loss of $71,000 in 1998 to a gain of $120,000 in 1999. During the three months ended June 30, 1999, the zloty, in which a substantial portion of the Company's assets are denominated, appreciated versus the U.S. Dollar and the EURO.

         Income tax expense increased $37,000, from $162,000 in 1998 to $199,000 in 1999. This increase is mainly due to the increase in income before income taxes from $447,000 to $846,000, respectively.

         The effective tax rate decreased from 36.2% in 1998 to 29% in 1999. Permanent differences (for items such as non-deductible interest, taxes, and depreciation) between financial and taxable income normally make up a considerably lower percentage of income before income taxes when income before income taxes is higher, as it was in 1999. For this reason, as well as the decrease in the statutory tax rate in Poland from 36% in 1998 to 34% in 1999, the effective tax rate was significantly lower in 1999. See notes to the consolidated condensed financial statements for further information on income taxes.

         Net income increased $362,000 from $285,000 in 1998 to $647,000 in 1999. This increase is due to the factors noted above.

STATEMENT OF LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash balance decreased by $872,000 in the first six months of 1999 compared to decrease of $665,000 in the corresponding period of 1998, primarily as a result of a higher working capital used in operating activities.

         The net cash used in operating activities increased by $3.62 million in 1999 to a negative $3.93 million compared to a negative $316,000 in 1998. The decrease is due to higher working capital required to finance the strong sales growth and the acquisitions in 1999 and to changes in comprehensive income.

         The investing activities amount to $5.43 million and are in most part related to the acquisitions.

         Financing activities resulted in an increase of $8.53 million due to EURO and U.S. Dollar denominated loans. The net change of the overdraft facility was a increase of borrowings of $1.55 million.

         The Company began 1999 debt free and in the first half of 1999 the Company incurred short-term debts of $1.02 million and long term debt of $5.93 million to facilitate the acquisitions.

         The amount of the Company's stockholder equity is directly affected by foreign currency translation adjustments. In the first six months of 1999, such adjustments resulted in a comprehensive loss of $1.35 million and a reduction in stockholders equity of a like amount. See note 3 to the consolidated financial statements for further information.

STATEMENT ON INFLATION AND CURRENCY FLUCTUATIONS

         Inflation in Poland is projected at 8.0% for the whole of 1999, substantially lower than in previous years and therefore the impact on the financial statements in the first six months of the year is less material than in previous years.

         The share of purchases denominated in non-Polish currency has decreased resulting in lower foreign exchange exposure for purchases. However, the level of borrowing denominated in U.S. Dollars and EURO's has increased due to higher sales and the need to finance the acquisitions. The zloty has depreciated 12% against the US Dollar in the first six months of 1999, but has appreciated 3% against the EURO.

SEASONALITY

         The Company's sales have been historically seasonable with 60% of the sales in 1998 occurring in the second half of the year, of which over 35% occurred in the last quarter. The higher leveraging of the business and effectiveness result in larger share of net profits earned in the second half of the year. In fiscal 1998, over 63% of net profits were earned in the second half of the year with 41% in the last quarter.

         The Company expects to experience variability in the sales and net income on a quarterly basis.

         The Company's working capital requirements are also seasonal, and are normally highest in the months of December to January. Liquidity is then normally improving when collections are made on the higher sales during the month of December.

OTHER MATTERS

         In March 1999 the Polish tax authorities in Warsaw assessed Value Added Tax ("VAT") of approximately $110,000 including penalties and penalty interest. The assessment was made on the basis of alleged improper treatment of input and output VAT on certain of the Company's transactions. The Company has appealed the decision. The Management believes that the Company's case is defensible. An accrual of $10,000 has been made in the financial statements however.

         The Company continues to be involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's financial condition or results of operations.

         During March of 1999 the Company also finalized its acquisition of Multi Trade Company paying approximately $2.9 million in cash and 254,230 shares of restricted stock. The acquisition did not have a significant effect on operating results for the first quarter of 1999 although it did effect the second quarter. In May the Company finalized the acquisition of The Cellars of Fine Wines paying approximately $1.8 million and 100,000 shares of restricted stock. This acquisition had a minor effect on operating results for the second quarter.

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

         A preliminary report confirms that only a small number of workstations are non compliant. The Company has begun to replace this hardware as a part of systems upgrade at an estimated cost of $65,000.

         Further, the Year 2000 compliant upgrade to Novell, the operating system used by the Company, is commercially available and is being implemented at an estimated cost of $20,000.

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

         (a)  Exhibits

              27   Financial Data Schedule

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (c) All unregistered equity securities of the Registrant issued during the second quarter of 1999 were issued in reliance to Regulation S.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

         (a)   Exhibit

               Financial Data Schedule

         (b)   Reports on Form 8-K

               The following reports on form 8-K were filed during the second quarter of 1999:

               1) Report filed on April 5, 1999, announcing under Item 2 the completed acquisition of Multi Trade Company.

               2) Report filed on April 26, 1999, announcing under Item 5 the signing of definitive documents with regard to the acquisition of The Cellar of Fine Wines.

               3) Report filed on May 24, 1999, announcing under Item 5 the completed acquisition of The Cellar of Fine Wines.

               4) Report filed on May 28, 1999, reporting under Item 5 Year 2000 compliance issues, releasing lock-up agreements and resignation of Registrant's chief financial officer and under item 7 financial statements of Multi Trade Company.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                               CENTRAL EUROPEAN DISTRIBUTION CORPORATION
                               (registrant)


Date: August 13, 1999          By: /s/ WILLIAM V. CAREY
                                  ----------------------------------------------
                                              William V. Carey
                                    President and Chief Executive Officer





Date: August 13, 1999          By: /s/ DOROTA ANTIONSIK
                                  ----------------------------------------------
                                              Dorota Antionsik
                                       Acting Chief Financial Officer

                               INDEX OF EXHIBITS



EXHIBIT                             DESCRIPTION
--------                            -----------

  27                     Financial Data Schedule