Form 10-Q
period 1999-09-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 1999-11-15
CIK 1046880

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD ______________ TO ________________


                         COMMISSION FILE NUMBER 0-24341

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                              54-18652710
     ------------------------           --------------------------------
     (STATE OF INCORPORATION)           (IRS EMPLOYER IDENTIFICATION NO.)

       1343 MAIN STREET, #301
         SARASOTA, FLORIDA                            34236
----------------------------------------           -----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)             (ZIP CODE)


                                 (941) 330-1558
                         -------------------------------
                         (REGISTRANT'S TELEPHONE NUMBER,
                              INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of each class of the issuer's common stock as of September 30, 1999:

Common Stock ($.01 par value)............................... 4,134,230 shares

--------------------------------------------------------------------------------

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements .............................................   3

          Consolidated Condensed Balance Sheets, September 30,
             1999 (unaudited) and December 31, 1998 ........................   4

          Consolidated Condensed Statements of Income (unaudited) for the
             three and nine months ended September 30, 1999 and 1998 .......   5

          Consolidated Condensed Statements of Changes in Stockholders'
             Equity (unaudited) ............................................   6

          Consolidated Condensed Statements of Cash Flows (unaudited) for
             the six months ended September 30, 1999 and 1998 ..............   7

          Notes to Consolidated Condensed Financial Statements (unaudited)..   8

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...........................  13

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds ........................  18

Item 6.   Exhibits and Reports on Form 8-K .................................  18
Signatures .................................................................  19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                   Amounts in columns expressed in thousands
                            (except per share data)

                                                               DECEMBER 31,   SEPTEMBER 30,
                                                                   1998           1999
                                                               ------------   -------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $ 3,628        $ 5,126
Accounts receivable, net of allowance for doubtful accounts
of $181,000 and $263,000, respectively                            11,514         13,290
Inventories                                                        4,837          5,786
Prepaid expenses and other current assets                            423            498
Deferred income taxes                                                119             84
                                                                 -------        -------

TOTAL CURRENT ASSETS                                              20,521         24,784

Equipment, net                                                     1,345          1,717
Intangible assets, net                                                --          6,432
Other assets                                                          60          1,047
                                                                 -------        -------

TOTAL ASSETS                                                     $21,926        $33,980
                                                                 =======        =======


See accompanying notes.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   Amounts in columns expressed in thousands
                            (except per share data)

                                                                                   DECEMBER 31,  SEPTEMBER 30,
                                                                                       1998           1999
                                                                                   ------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade accounts payable                                                               $  8,149       $  9,914
Bank loans and overdraft facilities                                                        --          2,096
Other current liabilities                                                               1,450          1,097
Current portion of long-term debt                                                          --          1,875
                                                                                     --------       --------

TOTAL CURRENT LIABILITIES                                                               9,599         14,982

Long term debt, less current maturities                                                    --          4,584

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value, 1,000,000 shares authorized; no shares issued
and outstanding)                                                                           --             --
Common Stock ($0.01 par value, 20,000,000 shares authorized, 3,780,000 and
4,134,230 shares issued and outstanding at December 31, 1998 and September 30,
1999, respectively)                                                                        38             42
Additional paid-in-capital                                                             10,651         12,900
Retained earnings                                                                       1,748          3,138
Accumulated other comprehensive loss                                                     (110)        (1,666)
                                                                                     --------       --------

TOTAL STOCKHOLDERS' EQUITY                                                             12,327         14,414
                                                                                     --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 21,926       $ 33,980
                                                                                     ========       ========


See accompanying notes.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                    Amounts in columns expressed in thousands
                             (except per share data)

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                              ----------------------------  ----------------------------
                                              SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                  1998           1999           1998           1999
                                              -------------  -------------  -------------  -------------
NET SALES                                       $ 12,968       $ 25,676       $ 34,861       $ 63,450
Cost of goods sold                                11,057         22,145         29,593         54,592
                                                --------       --------       --------       --------


GROSS PROFIT                                       1,911          3,531          5,268          8,858

Sales, general and administrative expenses         1,507          2,380          3,913          6,388
                                                --------       --------       --------       --------


OPERATING INCOME                                     404          1,151          1,355          2,470

Non-operating income (expense)
  Interest expense                                   (75)           (90)          (180)          (200)
  Interest income                                     99             99             99            256
  Realized and unrealized foreign currency
    transaction (loss) gain, net                      70           (394)            30           (377)
  Other income (expense), net                          3            124             31            117
                                                --------       --------       --------       --------

INCOME BEFORE INCOME TAXES                           501            890          1,335          2,266
Income tax expense                                   172            480            475            876
                                                --------       --------       --------       --------

NET INCOME                                           329            410            860          1,390
                                                ========       ========       ========       ========
NET INCOME PER COMMON SHARE, BASIC AND
DILUTIVE                                        $   0.10       $   0.10       $   0.38       $   0.35
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

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)
                    Amounts in columns expressed in thousands
                             (except per share data)

                                                                                               ACCUMULATED
                                                                 ADDITIONAL                       OTHER
                                                                  PAID-IN       RETAINED       COMPREHENSIVE
                                          COMMON STOCK            CAPITAL       EARNINGS           LOSS               TOTAL
                                    ------------------------    -----------   -------------    -------------       ----------
                                       NO. OF
                                       SHARES       AMOUNT
                                     ----------    ---------
Balance at December 31, 1998          3,780,000    $      38    $    10,651    $     1,748      $      (110)       $   12,327

Issue of new shares                     354,230            4          2,249                                             2,253

Net income for the nine months
  ended September 30, 1999                                                           1,390                              1,390

Foreign currency translation
  adjustment, net of tax                                                                             (1,556)           (1,556)
                                     ----------    ---------    -----------    -----------      -----------        ----------
Comprehensive loss for the
nine months ended
September 30, 1999                           --           --             --          1,390           (1,556)             (166)
                                     ----------    ---------    -----------    -----------      -----------        ----------


BALANCE AT SEPTEMBER 30, 1999         4,134,230    $      42    $    12,900    $     3,138      $    (1,666)       $   14,414
                                     ==========    =========    ===========    ===========      ===========        ==========


See accompanying notes.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Amounts in columns expressed in thousands
                            (except per share data)

                                                          NINE MONTHS   NINE MONTHS
                                                            ENDED          ENDED
                                                         SEPTEMBER 30,  SEPTEMBER 30,
                                                             1998           1999
                                                           --------       --------
NET CASH USED IN OPERATING ACTIVITIES                      $ (5,178)      $ (1,350)

INVESTING ACTIVITIES
Purchases of equipment                                         (450)        (1,030)
Proceeds from the disposal of equipment                          --             81
Acquisition of companies                                         --         (4,758)
Net increase in marketable securities                        (1,442)            --
                                                           --------       --------

NET CASH USED IN INVESTING ACTIVITIES                        (1,892)        (5,707)

FINANCING ACTIVITIES
Borrowings on overdraft facility                             24,575          2,666
Payments of overdraft facility                              (24,875)        (1,094)
Payment of capital lease obligations                           (113)            --
Short-term borrowings                                           725            524
Payments of short term borrowings                            (1,350)            --
Long-term borrowings                                            139          6,459
Payments of long-term borrowings                               (422)            --
Net proceeds from initial public offering                    10,842             --
                                                           --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     9,521          8,555
                                                           --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     2,451          1,498
Cash and cash equivalents at beginning of period              1,053          3,628
                                                           --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  3,504       $  5,126
                                                           ========       ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES

Common stock issued in connection with
investment in subsidiaries (Note 5)                        $     --       $  2,253
                                                           ========       ========


See accompanying notes.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Amounts in tables expressed in thousands
                            (except per share data)


1.     ORGANISATION AND DESCRIPTION OF BUSINESS

       Central European Distribution Corporation (CEDC) was organized as a Delaware Corporation in September 1997 to operate as a holding company through its sole subsidiary, Carey Agri International Poland Sp. z o.o. (Carey Agri). CEDC has formed two additional subsidiaries for purposes of the acquisitions discussed in Note 5. CEDC, Carey Agri and the new subsidiaries as of the date of their organization are referred to herein as the Company.

       In July 1998, CEDC had an initial public offering of 2,000,000 shares (at $6.50 per share) receiving net proceeds of approximately $10.6 million. The shares are currently quoted on the Nasdaq National Market.

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

       The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.

3.       COMPREHENSIVE INCOME

       During the nine months period ended September 30, 1999, the Company incurred foreign currency translation losses of 1,556,000 USD, net of taxes, and reported an accumulated other comprehensive loss of 1,666,000 USD as of 30 September, 1999. The translation losses were due to the currency fluctuations in the rate of US dollar and Polish zloty (PLN) and translation losses on USD transactions with the parent company of a long-term investment nature.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Amounts in tables expressed in thousands
                            (except per share data)


4.     EARNINGS PER SHARE

       Net income per common share is calculated under the provisions of FAS No. 128, "Earnings per Share". The average number of shares outstanding was 1,780,000 before the initial public offering during 1998 . Giving effect of the initial public offering on July 27, 1998 the weighted average number of shares outstanding for the three and nine months ended September 30, 1998 was 3,193,043 and 2,256,191, respectively. The weighted average number of shares outstanding after the effect of the acquisitions discussed in Note 5 for the three and nine months ended September 30, 1999 was 4,134,230 and 4,021,790, respectively.

       The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                              -----------------------------   -----------------------------
                                              SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   1998            1999            1998            1999
                                              -------------   -------------   -------------   -------------
Basic:
Net income                                       $   329         $   410         $   860         $1,390
                                                 =======         =======         =======         ======
Average shares outstanding                         3,193           4,134           2,256          4,022
                                                 =======         =======         =======         ======
Basic EPS                                        $  0.10         $  0.10         $  0.38         $ 0.35
                                                 =======         =======         =======         ======

Diluted:
Net income                                       $   329         $   410         $   860         $1,390
                                                 =======         =======         =======         ======

Average shares outstanding                         3,193           4,134           2,256          4,022
Net effect of dilutive  stock  options -
based on the treasury stock method                    --              --              --             --
                                                 =======         =======         =======         ======
Totals                                             3,193           4,134           2,256          4,022
                                                 =======         =======         =======         ======
Diluted EPS                                      $  0.10         $  0.10         $  0.38         $ 0.35
                                                 =======         =======         =======         ======

       No stock options were exercised during the periods. Warrants granted in connection with the IPO and stock options have been excluded from the above calculations of diluted shares since the exercise price is equal to or greater than the average market price of the common shares during the periods.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Amounts in tables expressed in thousands
                            (except per share data)

5.     ACQUISITIONS

       On March 12,1999, the Company purchased certain assets and business (excluding manufacture of distilled products) and the trademark of Multi Trade Company ("MTC" - a Partnership distributing alcoholic beverages in Poland) for $2.9 million cash and 254,230 shares of Common Stock. The stock cannot be sold for three years without consent of the Company and is unregistered. On May 10, 1999, the Company purchased certain assets, business and trademark of The Cellar of Fine Wines Sp. z o.o. ("CFW" - a limited liability company distributing wine in Poland) for $ 1.8 million cash and 100,000 shares of Common Stock. The stock cannot be sold until July 1, 2000 without consent of the Company. The pro forma unaudited results of operations for three and nine months ended September 30, 1998 and 1999, assuming consummation of these two purchases and issuance of the common stock as of January 1, 1998, are as follows:


                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                -------------------------------    -------------------------------
                                SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                     1998              1999             1998              1999
                                -------------     -------------    -------------     -------------
Net sales                          $ 24,362          $ 25,676         $ 67,577          $ 70,919
Net income (loss)                      (378)              410              (21)            1,184
Net income per share data:

Basic and diluted                  $   (.11)         $   0.10         $   (.01)         $   0.29


       The allocation of the purchase price reflected in the September 30, 1999 condensed consolidated balance sheet is preliminary and subject to revision upon disposition of possible adjustments of the purchase price resulting from expiration of the MTC escrow period. The Company has obtained an independent valuation of MTC's equipment; the MTC and CFW trademarks acquired have been recorded at the estimated fair value of the shares issued adjusted for lack of marketability. The remainder of the excess cost over net assets acquired from MTC has been reported as goodwill and customer lists. Management expects to finalize the purchase price allocations during the last quarter of 1999 upon completion of an independent valuation of the companies.

6.     LONG-TERM DEBT AND SHORT-TERM BANK LOANS

       In February 1999, the Company obtained from a bank an unsecured USD denominated long-term loan to make the MTC acquisition described above. The interest on this loan was at the three month USD LIBOR rate plus 1.85% until August 1, 1999 when it was changed to three month USD LIBOR rate plus 1.3% (7.37% at September 30, 1999) and is payable in three quarterly installments starting August 31, 2000. The amount payable under the loan was $3,500,000 at September 30, 1999.

       In March 1999, the Company obtained an EURO denominated short-term loan with another bank for its working capital needs. The interest on this loan is at one month EUROLIBOR rate plus 2% (4.57% at September 30, 1999) and is payable on March 22, 2000. The amount payable under the loan was 500,000 EURO (524,000 USD) at September 30, 1999. This loan is collaterized by inventory up to a value of 2,000,000 PLN.

       In March 1999, the Company signed an agreement with the same bank for a short-term overdraft facility with the maximum limit of 1,850,000 PLN (450,000 USD) at

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Amounts in tables expressed in thousands
                            (except per share data)


       September 30, 1999. The Company did not have any borrowings outstanding for this facility as of September 30, 1999. The interest on this credit facility is WIBOR rate plus 1% ( 15.64 % at September 30, 1999). This credit line is available until March 22, 2000 and it is collaterized by inventory up to a value of 1,900,000 PLN.

       In April 1999, the Company obtained from a bank a USD denominated long-term loan for the acquisition of CFW described above. The interest on this loan is at the three month USD LIBOR rate plus 1.4% (7.47% at September 30, 1999) 1,000,000 USD is payable in November 1999, and 500,000 USD in May 2001. This loan is collaterized by inventory up to a value of 3,500,000 PLN.

       In April 1999, the Company obtained from the same bank an EURO denominated long-term loan for the acquisition of CFW described above. The interest on this loan is at the three-month EUROLIBOR rate plus 1.4% (4.48% at September 30,1999). The amount payable under the loan was 1,380,000 EURO (1,459,000USD) at September 30, 1999 and the loan is due in May 2001. This loan is collaterized by inventory up to a value of 3,500,000 PLN.

       In May 1999, the Company signed an agreement with a bank for an unsecured short- term overdraft facility with the maximum limit of 1,500,000 EURO (1,572,000 USD) at September 30,1999 for its working capital needs. The interest on this credit facility is at the six month EUROLIBOR rate plus 0.8% (3.92% at September 30,1999). The amount payable under the credit faci1ity was 1,500,000 EURO (1,572,000 USD) as of September 30,1999. This credit line is available until May 13, 2000.

7.     INCOME TAXES

       Total income tax expense varies from expected income tax expense computed at Polish statutory rates (36% in 1998 and 34% in 1999) as follows:

                                                  NINE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30, 1998          SEPTEMBER 30, 1999
                                                  ------------------          ------------------
       Tax at Polish statutory rate                          $   481                     $   770
       Increase, (reduction) in deferred tax
       valuation allowance                                       (24)                         35
       Permanent differences and other items                      18                          71
                                                             -------                     -------

       Income tax expense                                    $   475                     $   876
                                                             =======                     =======


       The corporate income tax rate in Poland will be 32% in 2000 based on the present legislation.

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


8.     CONTINGENCIES

       The Company is involved in litigation and has claims against it for matters arising in the ordinary course of business. In the opinion of management, the outcome will not have a material adverse effect on the Company.

       Additionally, one of the Company's customers has defaulted under the terms of a credit arrangement. The Company has initiated legal action against this customer and at this date does not anticipate an adverse result which would be material. Consequently, no bad debt allowance has been established for this event.

ITEM 2. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following analysis should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

OVERVIEW

              The Company's operating results are generally determined by the volume of alcoholic beverages that can be sold by the Company through its national distribution system, the gross profits on such sales and control of costs. The Company purchases the alcoholic beverages it distributes from producers as well as other importers and wholesalers. Almost all such purchases are made with the sellers providing a period of time, generally between 25 and 90 days, before the purchase price is to be paid by the Company. Since the initial public offering, in July 1998, the Company pays costs on delivery for most of its domestic vodka purchases in order to receive additional discounts. The Company sells the alcoholic beverages with a mark-up over its purchase price, which mark up reflects the market price for such individual product brands in the Polish market. The Company's bad debt ratio provision as a percentage of net sales was 0.08% in 1996, 0.12% in 1997, 0.17% in 1998, and 0.12% in the nine-month period ended September 30, 1999.

              The following comments regarding variations in operating results should be read considering the rates of inflation in Poland during the period, 8.5% in 1998 and 6% for the nine months ended September 30, 1999 -- as well as the movement of the Polish zloty compared to the U.S. Dollar. The zloty appreciated 0.3% against the U.S. Dollar in 1998. In the nine-month period to September 30, 1999 the zloty depreciated 17% against the U.S. Dollar.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

              Net sales increased $28.59 million, or 82.0% from $34.86 million in 1998 to $63.45 million in 1999. This increase is mainly due to increased market penetration by the existing distribution system, increased sales of domestic vodka and the effect of acquisitions.

              Cost of goods sold increased $25.0 million, or 84.5%, from $29.59 million in 1998 to $54.59 million in 1999. As a percentage of net sales cost of goods sold increased from 84.9% to 86.0%. This increase is mainly due to increased sales of domestic vodka as a portion of sales because domestic vodka sells at a lower gross margin than imported alcohol products.

              Sales, general and administrative expense increased 63.3% from $3.91 million in 1998 to $6.39 million in 1999. This increase is mainly due to the expansion of sales noted above. As a percentage of net sales, sales, general and administrative expenses decreased from 11.2% to 10.1%. This decrease is due to higher utilization of the existing distribution system.

              Interest expense increased $20,000 or 11.1% from $180,000 in 1998 to $200,000 in 1999. This increase is mainly due to additional short-term credits to support the sales growth noted above and to make acquisitions. As a percentage of net sales, interest expense was 0.5% in 1998 and 0.3% in 1999.

              Net realized and unrealized foreign currency transactions resulted in gains of $30,000 in 1998 and a loss of $377,000 in 1999. The loss in 1999 is mainly due to the losses of the zloty versus the EURO and US Dollar in the third quarter. A substantial portion of the Company's assets are denominated in the zloty while borrowings denominated in EURO's and US Dollars were increased.

              Income tax expense increased $401,000 from $475,000 in 1998 to $876,000 in 1999. This increase is mainly due to the increase in income before income taxes from $1.34 million to $2.27 million, respectively and adjustments of the deferred tax asset valuation allowance in the third quarter.

              The effective tax rate increased from 36% in 1998 to 39% in 1999.

              Permanent differences (for items such as non-deductible interest, taxes, and depreciation) between financial and taxable income increased in the nine month period ended September 30, 1999 and the Company also adjusted the deferred tax valuation allowance as noted above. Consequently, the effective tax rate was higher in 1999. See notes to the consolidated condensed financial statements for further information on income taxes.

              Net income increased $530,000 from $860,000 in 1998 to $1.39 million in 1999. This increase is due to the factors noted above.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SETEMBER 30, 1998

              Net sales increased $12.7 million, or 98% from $12.97 million to $25.68 million. This increase is mainly due to increased market penetration by the existing distribution system, increased sales of domestic vodka and acquisitions.

              Cost of goods sold increased $11.09 million, or 100%, from $11.06 million in 1998 to $22.15 million in 1999. As a percentage of net sales cost of goods sold increased from 85.3% to 86.2%. This increase is mainly due to higher sales of domestic vodka, which sells at a lower gross margin than imported products.

              Sales, general and administrative expense increased $873,000, or 58% from $1.51 million in 1998 to $2.38 million in 1999. This increase is mainly due to the expansion of sales noted above. As a percentage of net sales, sales, general and administrative expenses decreased from 11.6% to 9.3%.

              Interest expense increased $15,000 from $75,000 in 1998 to $90,000 in 1999. This increase is mainly due to additional borrowings for working capital and for the acquisitions. Interest income remained constant at $99,000 in 1998 and 1999. This other income was mainly due to cash invested in short-term deposits.

              Net realized and unrealized foreign currency transactions decreased $464,000 from a gain of $70,000 in 1998 to a loss of $394,000 in 1999. During the three months ended September 30, 1999, the zloty, in which a substantial portion of the Company's assets are denominated, depreciated versus the U.S. Dollar by 5%.

              Income tax expense increased $308,000, from $172,000 in 1998 to $480,000 in 1999. This increase is mainly due to the increase in income before income taxes from $501,000 to $890,000, respectively and an adjustment of the deferred tax asset valuation allowance and calculations of the tax benefits applicable to translation differences.

              The effective tax rate increased from 34.3% in 1998 to 53.9% in 1999. Permanent differences (for items such as non-deductible interest, taxes, and depreciation) between financial and taxable income increased, and the deferred tax asset valuation allowance and tax benefits of translation differences arising in the second quarter were adjusted in the quarter ended September 30, 1999. For these reasons the effective tax rate was significantly higher in 1999.

              Net income increased $81,000 from $329,000 in 1998 to $410,000 in 1999. This increase is due to the factors noted above.

STATEMENT OF LIQUIDITY AND CAPITAL RESOURCES

              The Company's net cash balance increased by $2.45 million in the first nine months of 1999 compared to an increase of $1.49 million in the corresponding period of 1998, primarily as a result of higher working capital provided from debt financing activities.

              The net cash used in operating activities decreased by $3.83 million in 1999 to a negative $1.35 million compared to a negative $5.18 million in 1998. The increase is due to higher working capital from operations and the effect of borrowings.

              The investing activities amount to $5.71 million in the 1999 period and are in most part related to the acquisitions as well as a substantial increase in vehicle purchases as leases expired. During the 1998 period the investing activities amounted to $1.82 million of which the largest part was invested in marketable securities.

              Financing activities resulted in an increase of $8.56 million due to EURO and U.S. Dollar denominated loans. The net change of the overdraft facility and short-term borrowings was an increase of borrowings of $2.1 million.

              The Company began 1999 debt free and in the first nine-months of 1999 the Company incurred short-term debts of $1.02 million and long-term debt of $5.93 million to facilitate the acquisitions and increase working capital.

              The amount of the Company's stockholders' equity is directly affected by foreign currency translation adjustments. In the first nine months of 1999, such adjustments resulted in a comprehensive loss of $1.56 million and a decrease in stockholders' equity of a like amount. See note 3 to the condensed consolidated financial statements for further information.

STATEMENT ON INFLATION AND CURRENCY FLUCTUATIONS

              Inflation in Poland is projected at 8.0% for the whole of 1999, substantially lower than in previous years and therefore the impact on the financial statements in the first nine months of the year is less material than in previous years.

              The share of purchases denominated in non-Polish currency has decreased resulting in lower foreign exchange exposure for purchases. However, the level of borrowing denominated in U.S. Dollars and EURO's has increased due to higher sales and the need to finance the acquisitions. The zloty has depreciated 17% against the US Dollar in the first nine months of 1999, and has depreciated 7% against the EURO.

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

OTHER MATTERS

              In March 1999 the Polish tax authorities in Warsaw assessed Value Added Tax ("VAT") of approximately $110,000 including penalties and penalty interest. The assessment was made on the basis of alleged improper treatment of input and output VAT on certain of the Company's transactions. The Company has appealed the decision. The Management believes that the Company's case is defensible. An accrual of $20,000 has been made in the financial statements however.

              The Company continues to be involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's financial condition or results of operations.

              During March of 1999 the Company also finalized its acquisition of Multi Trade Company paying approximately $2.9 million in cash and 254,230 shares of restricted stock. The acquisition did not have a significant effect on operating results for the first quarter of 1999 although it did effect the second and third quarters. In May the Company finalized the acquisition of The Cellars of Fine Wines paying approximately $1.8 million and 100,000 shares of restricted stock. This acquisition had a minor effect on operating results for the second quarter and had an effect on the third quarter.

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

              A final report confirms that all workstations are compliant. The Company has replaced hardware as a part of systems upgrade at a cost of $30,000.

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

         (a) Exhibits

             27   Financial Data Schedule

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

         (a) Exhibit

             Financial Data Schedule

         (b) Reports on Form 8-K

             No reports on form 8-K were filed during the third quarter of 1999.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                     CENTRAL EUROPEAN DISTRIBUTION CORPORATION
                                                    (registrant)


Date: November 14, 1999              By: /s/ WILLIAM V. CAREY
                                        ----------------------------------------
                                                   William V. Carey
                                         President and Chief Executive Officer



Date: November 14, 1999              By: /s/ DOROTA ANTIONSIK
                                        ----------------------------------------
                                                   Dorota Antionsik
                                             Acting Chief Financial Officer

                               INDEX OF EXHIBITS

EXHIBIT                             DESCRIPTION
--------                            -----------

  27                                Financial Data Schedule