Form 10-K
period 1999-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2000-03-30
CIK 1046880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    Form 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                         Commission File Number 0-24341

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                       54-1865271
      ---------------------------------                      -------------------
        (State or other jurisdiction                           (I.R.S. employer
      Of incorporation or organization)                      identification no.)

1343 MAIN STREET, SUITE 301, SARASOTA FLORIDA                      34236
----------------------------------------------                  ----------
   (Address of principal executive offices)                     (Zip code)


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of the registrant's common stock on the Nasdaq National Stock Market) on March 5, 2000 was $10,975,050.*

         As of March 5, 2000, the registrant had 4,134,230 shares of common stock outstanding.

                       Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of stockholders to be held on May 23, 2000 are incorporated by reference into Part III.

-----------
* Solely for purposes of this calculation, all directors and executive officials of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I

    Item 1.     Business                                                      4

    Item 2.     Properties                                                   20

    Item 3.     Legal Proceedings                                            20

    Item 4.     Submission of Matters to a Vote of Security-Holders          21

PART II

    Item 5.     Market for Registrant's Common Equity and Related
                    Stockholder Matters                                      21

    Item 6.     Selected Financial Data                                      22

    Item 7.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      23

    Item 7A.    Quantitative and Qualitative Disclosure About Market Risk    26

    Item 8.     Financial Statements and Supplementary Data                  27

    Item 9.     Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                      47

PART III

    Item 10.    Directors and Executive Officers of the Registrant           47

    Item 11.    Executive Compensation                                       47

    Item 12.    Security Ownership of Certain Beneficial
                      Owners and Management                                  47

    Item 13.    Certain Relationships and Related Transactions               47

PART IV

    Item 14.    Exhibits, Financial Statement Schedules and Reports
                     on Form 8K                                              47

    Signatures                                                               50

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

PART I

ITEM 1.   BUSINESS

GENERAL

Central European Distribution Corporation, a Delaware corporation ("CEDC") has three wholly owned subsidiaries: Carey Agri International Poland Sp z.o.o. ("Carey Agri"), Multi Trade Company Sp. z.o.o. ("MTC") and The Cellars of Fine Wines Sp. z.o.o. ("PWW"). Each such subsidiary is a Polish limited liability company operating in the Republic of Poland. MTC and PWW were acquired during 1999. CEDC and its three subsidiaries are referred to herein as the "Company".

The Company, formed in 1990, is a leading importer and distributor of alcoholic beverages in Poland. The Company operates the largest nationwide next-day alcoholic beverage delivery service in Poland through its eleven regional offices located in Poland's principal cities, including Warsaw, Krakow, Gdynia and Katowice. The Company currently distributes approximately 330 brands in three categories: beer, spirits and wine. The Company imports and distributes seven international beers, including GUINNESS, CORONA, MILLER, BUDWEISER BUDVAR and FOSTER'S. The Company currently distributes approximately 226 spirit products, including leading international brands of scotch, single malt and other whiskeys, rums, bourbons, vodkas, tequilas, gins, brandys, cognacs, vermouths and specialty spirits, such as JOHNNIE WALKER, SMIRNOFF, ABSOLUT, FINLANDIA, BACARDI, GORDON'S LONDON DRY and TANQUERAY.

In addition, the Company imports and distributes 555 wine products, including BPH ROTHSCHILD, TORRES, BOLLA, CONCHA Y TORRO, PENFOLDS, SUTTER HOME, GEORGES DUBOUEF and MONDAVI. In addition to its distribution agreements with various alcoholic beverage suppliers, the Company is the exclusive importer for Dunhill Cigars and San Pelligrino and Evian Mineral Waters.

The Company distributes its products throughout Poland to approximately 4,400 outlets, including off-trade establishments, such as small businesses and multi-store retail outlets where alcoholic beverages are not consumed on premises, and on-trade locations, such as bars, nightclubs, hotels and restaurants, where such products are consumed.

INDUSTRY OVERVIEW

CONSUMPTION. In 1999, Poland was the fourth largest consumer of vodka in the world. The total market for alcoholic beverage products in Poland was approximately $4.0 billion in 1998 at the retail level. Traditionally, the population of Poland has primarily consumed domestic vodka, but in recent years there has been a general shift in the population's consumption habits from vodka to other types of alcohol that are primarily imported, such as beers, wines and spirits. The shift in consumption habits in Poland is a result of: (i) stabilization of the Polish economy, including increased wages as well as a decrease in the rate of inflation from 250% in 1990 to 8.5% in 1998 and 9.8% in 1999; (ii) an increase in tourism, which has created a demand for imported products; (iii) an increase in multinational firms doing business in Poland, which has brought both capital into the country and new potential customers for the Company's products; and (iv) increased availability and decreased prices for imported products.

DISTRIBUTION. Currently, the market for the distribution of alcoholic beverages in Poland is highly fragmented. There are numerous distributors spread throughout the country, all delivering primarily one type of product (I.E., domestic vodka). Furthermore, distributors have been located regionally, rather than nationally, due to the difficulties in establishing a nationwide distribution system, including the capital required to set up such a system. Distributed alcohol is delivered to both off-trade sites and on-trade sites. Off-trade sites include Polish-owned and managed businesses such as small grocery stores as well as major chain stores. On-trade sites include bars, nightclubs, hotels and restaurants. There has been a trend to consolidate many off-trade sites, which would be classified as "mom and pop" stores as well as a trend toward expanding major chain stores. The Company believes that it is well positioned to take advantage of both the trends in consumption and distribution.

BUSINESS STRATEGY

The principal components of the Company's business strategy are as follows:

EXPAND DISTRIBUTION CAPACITY. The Company plans to continue increasing its distribution capacity by expanding the number of its regional offices in Poland through the acquisition of existing wholesalers, particularly in areas where the Company does not distribute directly. During the first quarter of 1999, the Company acquired substantially all the assets of MTC in northeastern Poland. MTC was a major regional competitor of the Company with approximately $43.0 million in sales and approximately $0.4 million in operating profits in 1998.

The Company will seek to acquire additional successful wholesalers, which are primarily involved in the vodka distribution business and are among the leading wholesalers in their region. The Company would then add its higher margin imported brands to complement and enhance the existing product portfolio. While the Company has identified additional potential wholesalers and has conducted exploratory talks about such acquisitions, it has not reached any definitive agreements regarding the terms and conditions of any such acquisition, including the purchase price to be paid to the sellers, and such additional acquisitions may not be available to the Company on acceptable terms, if at all. In such case, the Company would seek to enter these markets with its own regional offices.

INCREASE PRODUCT OFFERINGS. The Company acquired one of Poland's leading premium wine importers in May of 1999. PWW is a high quality wine importer, which offers a wide selection of specialty wines such as Penfolds, Concha y Toro, Mondavi . The Company also added Stock Brandy, one of Poland's leading brandies and other Stock alcohol products during the second quarter of 1999. Also added in 1999 was Sierra Tequila, De Kuyper Liquers, Camus Cognac, Cona Rio and Monterina wines as well as Finsbury Gin. The Company is also in exploratory talks to import additional alcoholic and non-alcoholic products.

EXPAND RETAIL MARKET. The Company has implemented its retail business strategy in Warsaw, where one location has been leased, remodeled and opened for business in February 1998. The second specialty store was opened in Krakow in December 1999. The Company believes that specialty retail sales of alcoholic beverages in Poland have yet to be developed. Currently, alcoholic beverages are sold through grocery stores, supermarkets, small shops and gas stations. These retail outlets sell, in general, fast moving items, primarily domestic beer and vodka, as well as a small number of the more popular selling imported products, which are brands often imported by the Company.

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

In 1993, with the acceleration of the privatization of retail outlets in Poland, Carey Agri began to implement a systematic delivery system in Warsaw which could deliver alcoholic beverages to retail outlets on a reliable basis. Carey Agri leased a warehouse, purchased trucks and hired and trained operational personnel and began to sell directly to convenience shops, small grocery stores and newly opened pubs. Because of this business experience, Carey Agri was prepared to take advantage of the opportunity to expand its import and delivery capacity in Warsaw when a large, foreign-owned supermarket chain began operations in 1993, creating a significant increase in the demand for the Company's product line. The Warsaw model of desirable product lines and dependable prompt delivery of product was duplicated by the Company in Krakow (1993), Wroclaw (1994), Szczecin
(1994), Gdynia (1994), Katowice (1995), Torun (1995) Poznan (1996) and
Bialystock (1999) with the acquisition of MTC . In 1999, CEDC acquired MTC and PWW, increasing its distribution capacity and products offerings in Poland.

CEDC was incorporated in Delaware in 1997. In July 1998, the Company issued 2,000,000 shares of Common Stock in an Initial Public Offering on the Nasdaq Smallcap Market raising net proceeds of approximately $10.6 million. During August of 1999, the Company was accepted onto the Nasdaq National Market where it trades under the symbol CEDC.

PRODUCT LINE

The Company currently offers over 330 brands of beverages in three categories:
(a) beers; (b) spirits; and (c) wines. Its brands of imported beer accounted for 17.0%, 15.9% and 6% of net sales revenues during the twelve-month period ended December 31, 1997, 1998 and 1999, respectively. Spirits accounted for 32.0%, 79.1% and 85.9% of net sales revenues for the same periods. Sales of Polish vodka in the twelve-months ended December 31, 1999 accounted for 80% of net sales revenues in the spirits category and imported spirits accounted for 5.9%. Wine accounted for 7.0%, 7.2%, and 8.1% of net revenues for the same periods. Sales of other products, which were 1.4% in 1998, were insignificant during the year ended December 31, 1999.

The Company has agreements with many of the companies from which it acquires products for sale. Certain products, however, have never been covered by a written agreement. The Company does not believe that the absence of such written agreements is likely to result in an adverse financial effect on the Company because the Company has long-standing relationships with such suppliers.

BEER

The Company distributes imported beer through each of its regional offices. BUDWEISER BUDVAR, GUINNESS, CORONA, FOSTER'S LAGER, KILKENNY, HARPS,and MILLER GENUINE DRAFT are distributed throughout Poland on an exclusive basis.

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

Single Malt Whisky:    Dalmore                                  Bruichladdich
                       Cragganmore                              Glenkinche
                       Dalwhinne                                Oban
                       Lagavulan                                Talisker
                       Isle of Jura                             Cardhu

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

Tequila:               Jose Cuervo                              Sierra *

Gins:                  Gordon's London Dry                      Beefeater
                       Tanqueray

Brandy:                Metaxa                                   Sandeman Capa Negra
                       Raynal                                   Stock *

Cognacs:               Hennessy                                 Courvoisier
                       Martell                                  Camus Cognac *

Vermouths:             Stock Blanco*, Rosa and                  Cinzano Blanco, Rosso,Rose,
                       Extra Dry Martini Bianco,                Extra Dry, Americano, Orancio
                       Rosso, Rose, Extra Dry

Specialty Spirits:     Bailey's Irish Cream                     Carolan's Irish Cream
                       Kahlua Coffee Liqueur                    Grand Marnier
                       Creme de Grand Marnier                   Pimm's Cup
                       Jagermeister                             Archer's
                       Dekuyper *                               Mandarine Napoleon *

* Denotes exclusive importation.

Only the Company's sales of Polish vodka and alcoholic beverages distributed for companies now a part of Diageo plc exceeded five percent of the Company's net sales for the years ended December 31, 1997 1998 and 1999. The Company's non-exclusive contract with one such entity covers the products which Diageo plc itself imports into Poland, including Bailey's Irish Cream and JOHNNIE WALKER. This contract became effective on January 1, 1995 for an unspecified period. Each party, however, has a right to terminate it with 90 days' prior written notice. The contract imposes on the Company certain obligations, which if it fails to satisfy could lead to the contract's immediate termination, unless the Company cures the breach within a specified period. There are also sales goals to be met by the Company.

The Company's agreements with various state-owned Polish vodka producers may be terminated by either party without cause with one-month prior written notice. Products are delivered based on the Company's standard order forms.

WINE

The Company offers 54 brands of wine encompassing 555 products on an exclusive basis. During 1998 the Company offered two brands encompassing 34 products. The additional exclusive wines were a result of the acquisition of PWW. These wines, which include standard red and white varieties, are offered through all of the Company's regional offices. The Company also offers on a non-exclusive basis the following sparkling wines and champagnes: CINZANO ASTI, GRAN CINZANO, GRAN FESTA, MARTINI ASTI, MARTINI BRUT, MOET & CHANDON DOM PERIGNON, BRUT IMPERIAL.

LIST OF EXCLUSIVE BRANDS FOR PWW BY SUPPLIER

FRENCH WINES                        SPANISH WINES             ITALIAN WINES

B.P.H Rothschild                    Torres                    Castello Banfi
Kressmann                           Jean Leon                 Frescobaldi
Borie Manoux                        Vega Sicilia              Cecchi
Andre Lurton                        Bodegas Age               Gaja
Jean-Jeann                          Martinez Bujanda          Marchesi di Barolo
De Ladoucette                       Faustino                  Villadoria
J. Moreau & Fils                    Rioja                     Santa Margherita
Domaine Laroche                     Ramos Pint                Calinto
Louis Latour                                                  Bolla
Domaine la Chevaliere
Georges Dubouef
Faiveley
Leon Beyer
M. Chapoutier
Ogier


CALIFORNIAN                         CHILEAN                   AUSTRALIAN

Mondavi                             Concha y Torro            Penfolds
M. Torres                           M. Torres
Trinchero Estates                   San Pedro
Robert Mondavi
Sutter Home
Savona
Fetzer


OTHER                               CHAMPAGNES

Lenz Mozer - Austrian               Veuve Clicquot
Morhena - German                    Krug
Boutari - Greek

NON-ALCOHOLIC PRODUCTS

During the second quarter 1999 the Company received the exclusive distribution rights for San Pelligrino water, a non-alcoholic brand-name product to add to its nationwide distribution system. Both Evian Mineral Water products and Dunhill Cigars were added in 1998.

SALES AND MARKETING

As an early entrant in the post-Communist market in Poland, the Company has over eight years of experience in introducing, developing and refining marketing, sales and customer service practices in the diverse and rapidly developing Polish economy, which it believes is a competitive advantage in the alcoholic beverage distribution business.

The Company employs approximately 120 salespeople who are assigned to one of its eleven regional offices. Each regional office has a sales manager, who may also be the office manager, who meets with the salespeople of that office on a daily basis to review products and payments before the salespeople begin calling on customers. The sales force at each office is typically divided into three categories: (a) vodka accounts; (b) import accounts; and (c) key accounts. Salespeople, who are paid on commission, return to the office later in the day to process orders so that products can be dispatched the next morning.

DISTRIBUTION SYSTEM

The Company's headquarters are located in Warsaw, the capital of Poland, in and around which, as of December 31, 1999, the Company estimates that 2.4 million people, or 6% of the country's population, lived. Sales and service offices are presently located in eleven major regional centers in central, north, south and western Poland where, as of the same date, another 8.8 million, or 22% of the population, lived. The Company estimates that the regional sales and service centers deliver to surrounding cities covering an additional 6 million people or an additional 15% of the population. Thus, the Company estimates that it currently reaches 43% of Poland's population through direct sales and distribution based on census data as of June 30, 1998. Other areas in Poland are served through arrangements with wholesalers. See "Business Strategy."

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

MARKET FOR PRODUCT LINE

In the year ended December 31, 1999, approximately 65% of the Company's total sales were through off-trade locations where the alcoholic beverages are not consumed, another 25% through on-trade locations where the alcoholic beverages are consumed, and the other 10% through other wholesalers.

OFF-TRADE MARKET

There are two components of the Company's sales to locations where alcoholic beverages are not consumed on premises. The most significant are small, usually Polish-owned and managed businesses, including small grocery stores. At December 31, 1999, the Company sold products to approximately 2900 such business outlets, which typically stock and sell relatively few alcoholic beverage products and wish to have access to the most popular selling brands. The other components of the off-trade business are large supermarket chains, which are typically non-Polish-owned, as well as smaller multi-store retail outlets operated by major Western energy companies in connection with the sale of gasoline products. The large supermarket chains typically offer a wide selection of alcohol products, while the smaller retail outlets offer a more limited selection.

ON-TRADE MARKET

There are three components to the Company's sales to locations where alcoholic beverages are consumed: sales to (i) bars and nightclubs; (ii) hotels; and (iii) restaurants. Bars and nightclubs are usually locally managed businesses, although they may be owned and operated in major cities by a non-Polish national. Hotels include worldwide chains such as Marriott, Sheraton and Holiday Inn, as well as the major Polish chain, Orbis. Restaurants are typically up-scale and located in major urban areas. This latter category also includes two major United States-based restaurant chains which operate in Poland.

WHOLESALE TRADE

The Company also sells products throughout Poland through other wholesalers. There are no written agreements with these wholesalers.

CONTROL OF BAD DEBTS

The Company believes that its close monitoring of customer accounts both at the relevant regional office and from Warsaw has contributed to its success in maintaining a low ratio of bad debts to net sales. During the years ended December 31, 1997, 1998 and 1999, bad debt expense as a percentage of net sales was 0.12%, 0.17% and 0.28% of net sales, respectively. Management believes the ongoing acquisition of computer upgrades for interoffice financial and administrative controls will assist in maintaining a low ratio of bad debts to net sales as the Company continues to expand.

COMPETITION

The Company, as an early entrant in the post-Communist market in Poland, has over eight years of experience in introducing, developing and refining marketing, sales and customer service practices in the diverse and rapidly developing Polish economy, which it believes is a competitive advantage in the alcoholic beverage distribution business. The Company believes that it is currently the only independent national distributor of an extensive and diversified alcoholic beverage line in Poland. Some of the international drink companies doing business in Poland, which import their own products but use the Company on a nonexclusive basis to distribute their products, could develop nationwide distribution systems, but have not and the Company believes these companies will concentrate on expanding their sales organizations. These entities include, Seagrams, Diageo plc, Allied Domecq and Bacardi. The Company was the largest single distributor in 1997, 1998 and 1999 for Diageo plc products in Poland.

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

The brands of beers, wines and spirits distributed by the Company compete with other brands in each category, including some the Company itself distributes. The Company expects this competition to increase as it adds more brands and as the Polish produced products are distributed more efficiently. In addition, the international drinks companies with which the Company competes in the import sector of its business have greater financial and other resources than does the Company.

DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers and their ages of CEDC as of March 15, 2000, are set forth below:

         NAME                               AGE      POSITION(S)
         -----                              ---      -----------
         William V. Carey ................  35       Chairman, President and Chief Executive Officer
         Jeffrey Peterson ................  49       Vice Chairman and Executive Vice President
         Joseph S. Conti .................  63       Director
         James T. Grossmann ..............  59       Director
         James B. Kelly ..................  57       Director
         Jan W. Laskowski ................  43       Director
         Joe M. Richardson ...............  47       Director
         Neil Crook ......................  37       Vice President and Chief Financial Officer
         Evangelos Evangelou .............  32       Chief Operating Officer

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

NEIL CROOK joined the Company in February 2000 as Vice President and Chief Financial Officer. From April 1996 to January 2000, he held the position of Financial Controller in Xerox Polska Ltd, the autonomous subsidiary of Xerox (Europe) Ltd in Poland. Prior thereto, he worked with Continental Can Polska where he oversaw the financial operation of the construction of an aluminum can manufacturing plant. Mr. Crook has six years experience in Poland and is a United Kingdom registered F.C.M.A.

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

EMPLOYEES

The Company had approximately 400 full-time employees as of December 31, 1999. Substantially all employees were employed in Poland and, as required by Polish law, have labor agreements with the Company. The Polish Labor Code, which applies to each of these agreements, requires that certain benefits be provided to employees, such as the length of vacation time, maternity leave and a bonus of a month's salary paid upon retirement. This law also restricts the discretion of the Company's management to terminate employees without cause and requires in most instances a severance payment of one to three months salary. The Company made required monthly payments of 25% of an employee's salary to the governmental health and pension system and has established a Social Benefit Fund as required by Polish law, but does not provide other additional benefit programs. The Social Benefits system was changed under Polish law effective January 1, 1999, and the employee is now required to make monthly payments of 23% of their salary, but the Company believes that it will not have a material effect on the Company's earnings. None of the Company's employees are unionized. The Company believes that its relations with its employees are good.

REGULATION

The Company's business of importing and distributing alcoholic beverages is subject to extensive regulation. The Company believes it is operating with all licenses and permits material to its business. The Company is not subject to any proceedings calling into question its operations in compliance with any licensing and permit requirements.

IMPORT OF PRODUCTS

IMPORT LICENSE

The Company must receive a license from the Minister of Economy to be able to import all of its alcoholic beverages except for the beer and wine brands. The current license was issued for the period from July 1, 1998 until December 31, 2000. While in certain circumstances prescribed by Polish law, the Minister of Economy has discretion to withdraw the import license or limit its scope, the Company believes that such license will remain effective as long as the Company abides by the conditions set forth therein, including, in particular, regular reporting to the Minister of Economy on the volume of imports. The Company must also apply each year for a license to import cigars. The Company has obtained a license which expires on December 31, 2000.

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

GENERAL PERMITS

The Company is required to have permits for the wholesale trade of each of its three product lines. The permit with regard to beer is issued for two years and the current permit expires on March 28, 2001. The permit with regard to spirits is issued for one year and the current permit expires on December 31, 2000. The permit for wine is issued for two years and the current permit expires on March 28, 2001. One of the conditions of these permits is that the Company sells its products only to those who have appropriate permits to resell the products. A permit can be revoked or not renewed if the Company fails to observe laws applicable to its business as an alcohol wholesaler, fails to follow the requirements of a permit or if it introduces into the Polish market alcohol products that have not been approved for trade. The Company must also obtain separate permits for each of its warehouses.

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

CUSTOMS WAREHOUSE

Since the Company operates a customs warehouse, further regulations apply, and a permit of the President of the Main Customs Office and the approval of health authorities are required to open and operate such a warehouse. The applicable health concerns are the same as those discussed under "--Wholesale Activities" with regard to non-custom warehouses. The Company received its most current permit on December 14, 1999 from the President of the Main Customs Office, which is for an unspecified period of time. The continued effectiveness of the permit is conditioned on the Company's complying with the requirements of the permit which are, in general, the proper payment of customs duties and maintenance of an insurance policy.

CUSTOMS DUTIES AND QUOTAS

As a general rule, the import of alcoholic beverages and cigars into Poland is subject to customs duties and the rates of the duties are set by the Polish government acting through the Council of Ministers for particular types of products. In the Company's case, the duties vary by its products lines.

The Counsel of Ministers is authorized, however, to establish a schedule of quotas for alcoholic beverages and cigars for which the customs duties are substantially reduced. For example, the basic customs duty on Stock Brandy currently imported by the Company is $12.13 per .75 liter bottle, or 212% higher than the $5.72 duty under the quota in 2000. The difference between the basic custom duties and the duty under the quota on other spirit products imported by the Company were similar to the difference on Stock Brandy. The difference between the basic custom duties and the duty under the quota was considerably smaller for beer and wine products subject to customs duties and imported by the Company. The customs duty on beer imported from the European Union (e.g. Guiness Stout) decreased from 17.5% in 1998 to 6.0% in 1999 and 2000. In the case of beer imported from the Czech Republic (e.g. Budweiser Budvar), the average basic duty of $2.10 per case of beer was approximately 43% higher than the duty under the quota, and the basic customs duty of $0.15 per .75 liter bottle of wine was 100% higher than the duty under the quota.

Customs quotas for alcoholic beverages as well as for cigars are fixed annually, with the current quotas being applicable through December 31, 2000. There are no public guidelines on how the Minister of Economy has determined the current quotas or may determine future quotas. If such quotas were substantially reduced or eliminated, it would likely have an adverse impact on the Company's business since the retail price of some of its imported alcohol products would increase.

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

REGULATION OF RETAIL SALES

As part of the Company's business strategy, it operates retail outlets for alcoholic beverages. Polish law will require each such outlet to have a retail permit to sell the brands expected to be offered to the public. Typically, such permits are valid for two years and are renewable. The local health authorities must also approve the sale of alcoholic beverages for each location. The retail permit for the Company's initial retail outlet in Warsaw is valid from February 25, 1998 through February 24, 2000. The Company has applied for renewal of the retail permit. Relevant proceedings are pending. The retail permit for the Company's outlet in Krakow is valid for 1 year and expires on December 31, 2000.

RISK FACTORS

LIMITED MANAGEMENT RESOURCES; DEPENDENCE ON KEY PERSONS

The Company is relying on a small number of key individuals to implement its business and operations and, in particular, the services of William V. Carey, its Chairman, President and Chief Executive Officer, Jeffrey Peterson, its Vice Chairman and Executive Vice President, Neil Crook, its Chief Financial Officer, and Evangelos Evangelou, its Chief Operations Officer. Accordingly, the Company may not have sufficient managerial resources to successfully manage the increased business activity envisioned by its business strategy, although it continues to employ an experienced manager at its Polish subsidiary. In addition, the Company's future success depends in large part on the continued service of Messrs. Carey and Peterson. Mr. Carey has entered into a three-year employment agreement with the Company which commenced on July 31, 1998 and which may be terminated by Mr. Carey only for "good reason," which includes CEDC's failure to perform its obligations under the agreement, or by CEDC for "cause," as defined, which includes Mr. Carey's willful refusal to follow written orders or willful engagement in conduct materially injurious to the Company or continued failure to perform his required duties. The Company has purchased a $2.5 million key man life insurance policy on the life of Mr. Carey. Mr. Peterson has entered into a two-year employment agreement with the Company which commenced on July 31, 1998 and which may be terminated by CEDC, with or without cause, on three months' prior written notice. Mr. Peterson may terminate his employment agreement only for good reason.

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

NON-EXCLUSIVE, SHORT-TERM SUPPLY CONTRACTS

The Company has exclusive rights to distribute in Poland certain alcoholic beverages which during 1997, 1998 and 1999 constituted approximately $8.3 million, $10.4 million and $13.5 million, respectively, or 21%, 19%, and 15% respectively, of its net sales. The Company distributes the remainder of the alcoholic beverages in its portfolio on a nonexclusive basis, and, therefore, the Company enjoys little competitive advantage with regard to the distribution of these beverages which are already available to the Company's competitors at prices similar to those which the Company pays. Furthermore, most of the Company's distribution agreements have a term of approximately one year, although many are automatically renewed unless one party gives notice of termination. Several of such agreements, however, can be terminated by one party without cause on relatively short notice. For example, the distribution agreements with respect to domestic vodka (which accounted for approximately 39%, 54% and 80% of the Company's net sales in 1997, 1998 and 1999, respectively) can be terminated on one month's notice. The agreements with units of Diageo plc, which was formed in part in 1998 from the combination of affiliates of the Company's suppliers United Distiller and International Drinks and Vintners, can be terminated on 90 days' prior written notice and constituted, on a combined basis, 25%, 15% and 10% of the Company's net sales in 1997, 1998 and 1999, respectively. The termination of such agreements could have a material adverse effect on the business and operations of the Company.

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

LIMITED RETAIL EXPERIENCE

One component of the Company's growth strategy is to expand its limited retail market for sales of alcoholic beverages. The Company has significant retail experience only at two locations, in Warsaw and Krakow, accordingly, is subject to the numerous risks of expanding a new business. Such risks include, among others, unanticipated operating problems, lack of experience and significant competition from existing and new retailers. There can be no assurance that the Company will be able to conduct retail operations profitably.

DEPENDENCE ON PRINCIPAL SUPPLIERS

Various companies from which the Company purchases alcoholic beverages were combined in 1998 into a new holding company structure under the name of Diageo plc. Purchases from such companies, on a combined basis, accounted for 29% of the Company's net sales in 1997, 17% in 1998 and 10% in 1999. The termination of the Company's relationship with any of these entities could have a material adverse effect on the business and operations of the Company.

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

CUSTOMS DUTIES AND QUOTAS

As a general rule, the import of alcoholic beverages into Poland is subject to customs duties and the rates of the duties are set for particular types of products. The Minister of Economy is authorized to establish a schedule of quotas for alcoholic beverages for which the customs duties are substantially reduced. Customs quotas for alcoholic beverages are fixed annually, with the current quotas being applicable through December 31, 2000. There are no public guidelines on how the Minister of Economy has determined the current quotas or may determine future quotas. If such quotas were substantially reduced or eliminated, it would likely have an adverse impact on the Company's business operations since the retail price of its imported alcoholic beverages would likely increase.

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

POLITICAL AND ECONOMIC ENVIRONMENT; ENFORCEMENT OF FOREIGN JUDGMENTS

Poland has undergone significant political and economic change since 1989. Political, economic, social and other developments in Poland could in the future have a material adverse effect on the Company's business and operations. In particular, changes in laws or regulations (or in the interpretations of existing laws or regulations), whether caused by changes in the government of Poland or otherwise, could materially adversely affect the Company's business and operations. Currently there are no limitations on the repatriation of profits from Poland, but there can be no assurance that foreign exchange control restrictions, taxes or limitations will not be imposed or increased in the future with regard to repatriation of earnings and investments from Poland. If such exchange control restrictions, taxes or limitations are imposed, the ability of CEDC to receive dividends or other payments from Carey Agri, MTC and PWW could be reduced, which may have a material adverse effect on the Company.

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

CEDC is organized under the laws of the State of Delaware. Company stockholders are able to effect service of process in the United States upon CEDC and may be able to effect service of process upon its directors, due to the fact that CEDC is primarily a holding company which holds all of the outstanding securities of Carey Agri, MTC and PWW substantially all of the assets of the Company are located outside the United States. As a result, it may not be possible for investors to enforce against the Company's assets judgments of United States courts predicated upon the civil liability provisions of United States laws. CEDC has been advised by its counsel that there is doubt as to the enforceability in Poland, in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities predicated solely upon the laws of the United States. In addition, awards of punitive damages in actions brought in the United States or elsewhere may not be enforceable in Poland.

INFLATION; CURRENCY RISK

Since the fall of Communist rule in 1989, Poland has experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 15% in 1997 and to approximately 9.8% in 1999. In addition, while the exchange rate for the zloty per U.S. Dollar stabilized prior to 1999, it fluctuated significantly in 1999. Inflation and currency exchange fluctuations have had, and may continue to have, an adverse effect on the financial condition and results of operations of the Company.

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

EXCHANGE RATE

The following table sets forth, for the periods indicated, the noon exchange rate (expressed in current zloty) quoted by the National Bank of Poland. Such rates are set forth as zloty per U.S. Dollar. At March 24, 2000, such rate was PLN 4.05= $1.00.

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1997     1998    1999
                                                          ----     ----    ----
     Exchange rate at end of period .................     3.53     3.50     4.15
     Average exchange rate during period (1) ........     3.28     3.50     3.97
     Highest exchange rate during period ............     3.56     3.81     4.35
     Lowest exchange rate during period .............     2.86     3.41     3.41
     ----------
     (1) The average of the exchange rates on the last day of each month during the applicable period.

ITEM 2.  PROPERTIES

CUSTOMS AND CONSOLIDATION WAREHOUSE

The Customs and Consolidation Warehouse is a 2,815 square meter leased facility located near Warsaw. The lease is long term and the monthly rental, denominated in Polish currency, was approximately $10,670 per month as of December 31, 1999.

SALES OFFICES AND WAREHOUSES

The Company also has entered into leases for its Warsaw headquarters and each of its regional sales offices and warehouses. The amount of office and warehouse space leased varies between 536 square meters in Gdynia up to 1,090 square meters in Krakow. The monthly lease payments, which are denominated in Polish currency, vary between approximately $2,000 and $4,000 at the regional offices and is $11,670 per month in Warsaw. The Warsaw lease can be terminated on six months prior notice; five of the other leases can be terminated by either party on three months prior notice; one can be terminated by either party on two months prior notice.

Office and warehouse areas are leased in Bialystok for MTC operations. Monthly rent is approximately $17,000. The rental increase is indexed every year using inflation ratio calculated by the Polish Government. The lease expiration date is March 12, 2002, at which time the lease may be renegotiated.

RETAIL OUTLETS

The Company has entered into a lease dated August 21, 1997 for its Warsaw retail outlet. The lease is for an indefinite term and can be terminated by either party on three months prior notice. The lessor, however, has waived its right to terminate the agreement for three years as long as the lessee is performing its obligations thereunder. Lease payments are currently $2,000 per month. The Company leased its Krakow outlet in November 1999 and pays approximately $1,500 on monthly basis.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in litigation from time to time in the ordinary course of business. In management's opinion, such litigation, individually and in the aggregate, is not material to the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock, $0.01 per share ("Common Stock") has been traded on the Nasdaq National Market (the "National Market") under the symbol "CEDC" since August 1999. Prior thereto it traded on the Nasdaq SmallCap Market since its initial public offering in July 1998. Before such time, there was no established public trading market for the Common Stock. The following table sets forth the high and low sales prices for the Common Stock, as reported on the Smallcap and National Markets for each of the Company's fiscal quarters since trading commenced through December 31, 1999.

                                     HIGH               LOW
                                     ----               ---
Quarter Ended 9/30/98                7.000             4.375

Quarter Ended 12/31/98               6.125             3.375

Quarter Ended 3/30/99                8.250             5.500

Quarter Ended 6/30/99                8.875             5.875

Quarter Ended 9/30/99                9.063             5.500

Quarter Ended 12/31/99               6.500             3.625


On March 20, 2000, the last reported sales price of the Common Stock was $5.00 per share.

HOLDERS

As of March 5, 2000 there were 478 record holders of the Common Stock.

DIVIDENDS

Neither CEDC nor any of its subsidiaries has ever declared or paid any dividends on its capital stock. These companies do not anticipate paying dividends in the forseeable future. Future dividends, if any, will be subject to CEDC's board of directors and will depend upon, among other things, the results of CEDC's operations, CEDC's capital requirements, surplus, general financial condition and contractual restrictions and such other factors as the board of directors may deem relevant.

In addition, CEDC is a holding company with no business operations of its own. Therefore, the ability of CEDC to pay dividends will be dependent upon either cash flows and earnings of Carey Agri, MTC and PWW or the payment of funds by its subsidiaries to CEDC. As Polish limited liability companies, Carey Agri, MTC and PWW are permitted to declare dividends only once a year from its retained earnings, computed under Polish Accounting Regulations after the audited financial statements for that year have been provided to and approved by shareholders and filed with a court.

At December 31, 1999, the combined retained earnings of Carey Agri, MTC and PWW were approximately $4.0 million. The Company presently intends that such funds will be permanently reinvested in Poland and will, accordingly, not be available to pay dividends to CEDC. Consequently at such date, no earnings were available to pay dividends to CEDC.

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

                                                                             YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------------------
                                                         1995           1996           1997           1998           1999
                                                       --------       --------       --------       --------       --------
                                                                   (in thousands, except for per share amounts)
INCOME STATEMENT DATA:

Net sales .......................................      $ 16,017       $ 23,942       $ 40,189       $ 54,011       $ 90,240
Cost of goods sold ..............................        13,113         19,850         34,859         45,864         77,471
                                                       --------       --------       --------       --------       --------

Gross profit ....................................         2,904          4,092          5,330          8,147         12,769
Sales, general and administrative
     expenses ...................................         2,603          3,569          4,198          5,790          9,537
                                                       --------       --------       --------       --------       --------

Operating income ................................           301            523          1,132          2,357          3,232
Non-Operating income (expense)
    Interest expense ............................          (106)          (124)          (200)          (192)          (374)
    Interest income .............................            --             --             28            170            378
    Realized and unrealized foreign currency
     transaction  losses, net ...................           (84)          (232)          (326)            (5)          (215)
    Other income (expense), net .................            84              6             15             (1)           (13)
                                                       --------       --------       --------       --------       --------

Income before income taxes ......................           195            173            649          2,329          3,008
Income (taxes) credit ...........................          (120)          (111)          (341)          (861)        (1,106)
                                                       --------       --------       --------       --------       --------

Net income ......................................      $     75       $     62       $    308       $  1,468       $  1,902
                                                       ========       ========       ========       ========       ========

Net income per common share,
     basic and dilutive (1) .....................      $   0.04       $   0.03       $   0.17       $   0.56       $   0.47
                        ==                             ========       ========       ========       ========       ========

Average number of outstanding shares of
     common stock (1) ...........................         1,780          1,780          1,780          2,635          4,050


                                                                                   DECEMBER 31,
                                                       --------------------------------------------------------------------
                                                         1995           1996           1997           1998           1999
                                                       --------       --------       --------       --------       --------
                                                                                  (in thousands)
BALANCE SHEET DATA:

Cash and cash equivalents .......................      $    595       $    740       $  1,053       $  3,628       $  3,115
Working capital (deficit) .......................            27           (117)          (508)        10,922          9,608
Total assets ....................................         3,264          7,335         12,530         21,926         38,966
Long-term debt and capital lease obligations,
    less current portion ........................           180            303             47             --          3,622
Stockholders' equity (deficit) ..................           (36)            26            334         12,327         14,613

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

OVERVIEW

The Company's operating results are generally determined by the volume of alcoholic beverages that can be sold by the Company through its national distribution system, the gross profits on such sales and control of costs. The Company purchases the alcoholic beverages it distributes from producers as well as other importers and wholesalers. Normally purchases are made with the sellers providing a period of time, generally between 25 and 90 days, before the purchase price is to be paid by the Company. Since the Company's initial public offering in July 1998, however, the Company pays for a significant portion of its domestic vodka purchases using cash on delivery terms in order to receive additional discounts. The Company sells the alcoholic beverages with a mark-up over its purchase price, which mark up reflects the market price for such individual product brands in the Polish market. Additional margins are avaialble for premium imported brands. The Company's bad debt provision as a percentage of net sales was 0.12% in 1997, 0.17% in 1998 and 0.28% in 1999.

The following comments regarding variations in operating results should be read considering the rates of inflation in Poland during the period -- 1997, 14.9% 1998, 8.5% and 1999, 9.8%-- as well as the fluctuations of the Polish zloty compared to the U.S. Dollar. The zloty in comparison to the U.S. Dollar apprciated 0.3% in 1998 and depreciated 18.6% in 1999.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net sales increased $36.2 million, or 67% from $54.01 million in 1998 to $90.2 million in 1999. This increase is mainly due to increased sales of domestic vodka due to acquistion of MTC and increased market penetration by the existing distribution system and the acquisition of PWW.

Cost of goods sold increased $31.7 million, or 69%, from $45.9 million in 1998 to $77.5 million in 1999. As a percentage of net sales, cost of goods sold increased from 84.9% to 85.8%. This increase is mainly due to increases in the sales of domestic vodka in the second half of the year, which sells at a lower gross margin than imported alcohol products.

Sales, general and administrative expenses increased $3.7 million or 65% from $5.79 million in 1998 to $9.5 million in 1999. This increase is mainly due to the expansion of sales noted above and additional expenses in connection with running a public company. As a percentage of net sales, sales, general and administrative expenses decreased slightly from 10.7% to 10.6%.

Interest expense increased $.18 million or 94% from $0.19 million in 1998 to $0.37 million in 1999. This increase is mainly due to additional borrowing required for financing the acquisitions neccessary to support the increase in demand. As a percentage of net sales, interest expense was 0.4% in 1998 and in 1999.

In 1999, interest income was   $378,000 compared to $170,000 in 1998.

Net realized and unrealized foreign currency transactions resulted in losses of $5,000 in 1998 and $0.2 million in 1999. This was due to a 18.6% devaluation of the Polish zloty in 1999 compared to an increase of 0.3% in 1998. In addition, the Company no longer considered Poland to be a hyperinflationary country since January 1, 1998 and made the Polish zloty the functional currency for Carey Agri's operations. Therefore, translation losses are now accounted for in equity, in the determination of comprehensive income, rather than in the income statement. Such translation losses were $110,000 in 1998 and $1.9 million in 1999.

Income tax expense increased $0.24 million from $0.86 million in 1998 to $1.11 million in 1999. This increase is mainly due to the increase in income before income taxes from $2.33 million to $3.0 million.

The effective tax rate was 37.0% in 1998 and in 1999. An increase in the deferred tax asset valuation allowance and the effect on the deferred tax asset of the reduced Polish income tax rates in years after 1999 caused the effective tax rate for 1999 to be the same as 1998 despite the decrease in the statutory tax rate in Poland from 36% in 1998 to 34% in 1999. The Company believes its US deferred tax asset of $123,000 will be recovered by virtue of interest and other income received from loans and other services provided to its subsidiaries. The aggregate deferred tax asset of the Polish subsidiaries of $178,000 should be recovered from future operating profits. See notes to the consolidated financial statements for further information on income taxes.

Net income increased $434,000 from $1.468 million in 1998 to $1.902 million in 1999. This increase is due to the factors noted above.

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

Interest expense decreased $8,000 or 4% from $200,000 in 1997 to $192,000 in 1998. In the second half of the year all outstanding debt was retired using the proceeds from the initial public offering. As a percentage of net sales, interest expense was 0.4% in 1997 and 1998.

In 1998, interest income was $170,000 which resulted from earnings on the funds raised from the public offering.

Net realized and unrealized foreign currency transactions resulted in losses of $326,000 in 1997 and $5,000 in 1998. Lower foreign currency losses in 1998 are due to paying foreign suppliers more quickly and to the relative stability of the zloty in 1998, versus the U.S. dollar. In addition, the Company no longer considered Poland to be a hyperinflationary country since January 1, 1998 and made the Polish zloty the functional currency for the operations of all its subsidiaries. Therefore, translation losses are now accounted for in equity, in the determination of comprehensive income, rather than in the income statement. Such translation losses were $110,000 in 1998.

Income tax expense increased $520,000, from $341,000 in 1997 to $861,000 in 1998. This increase is mainly due to the increase in income before income taxes from $649,000 to $2,329,000.

The effective tax rate decreased from 52.5% in 1997 to 37.0% in 1998. Permanent differences (for items such as non-deductible interest, taxes, and depreciation) between financial and taxable income normally make up a considerably lower percentage of income before income taxes when income before income taxes is higher, as it was in 1998. For this reason, as well as the decrease in the statutory tax rate in Poland from 38% in 1997 to 36% in 1998, the effective tax rate was significantly lower in 1998. The Company believes its US deferred tax asset of $62,000 will be recovered by virtue of interest and other income received from loans and other services provided to its subsidiaries. Carey Agri's Polish deferred tax asset of $77,000 should be recovered from future operating profits. See notes to the consolidated financial statements for further information on income taxes.

Net income increased $1,160,000 from $308,000 in 1997 to $1,468,000 in 1998.
This increase is due to the factors noted above.

STATEMENT OF LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash balance decreased by $0.5 million in 1999 compared to an increase of $2.6 million in 1998. The decrease was a result of cash used for acquisitions and increased working capital in excess of cash provided from borrowings.

Net cash used in operating activities decreased by $2.6 million to a negative $3.3 million in 1999 compared to a negative $5.9 million in 1998. The movement is due to higher working capital required to finance the strong sales growth, the acquisitions in 1999 and to make increased COD payments for domestic vodka.

Investing activities amounted to $5.7 million in 1999 and are in most part related to the acquisitions as well as a substantial increase in vehicle purchases as leases expired. During the 1998 period the investing activities amounted to $1.0 million of which the largest part was the purchase of delivery vehicles.

Financing activities in 1999 resulted in an increase of $8.6 million due to EURO and U.S. dollar denominated loans. The net change of the overdraft facility and short term borrowings was an increase of borrowings of $2.2 million.

The Company began 1999 debt free and in the year incurred short term debt of $2.2 million and long term debt of $6.4 million to facilitate the acquisitions of MTC, PWW and increased working capital.

The amount of the Company's stockholders' equity is directly affected by foreign currency translation adjustments. For the year 1999 such adjustments resulted in a comprehensive loss of $1.9 million and a decrease in stockholders' equity of a like amount.

STATEMENT ON INFLATION AND CURRENCY FLUCTUATIONS

Inflation in Poland was 9.8% for the whole of 1999, slightly higher than the 8.5% in 1998 but substancially lower than previous years.

The percentage of aggregated purchases denominated in foreign currencies has decreased, lowering foreign exchange exposure. However, the level of borrowing denominated in U.S. Dollar's and Euro's has increased due to the funding of the acquisitions. In 1999, the zloty depreciated 18.6% versus the U.S.Dollar and depreciated 18.7% versus the Euro.

SEASONALITY

The Company's sales have been historically seasonable with over 35% of the sales in 1998 occurring in the fourth quarter. During 1999 sales in the fourth quarter decreased to 30%. This decrease was a result of the increases of sales of domestic vodka which has a flatter sales pattern than the imported products which typically increase substantially during the holiday periods in the fourth quarter.

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

During March of 1999 the Company finalized its acquisition of Multi Trade Company paying approximately $2.9 million in cash and 254,230 shares of restricted stock. The acquisition did not have a material effect for the first quarter of 1999 although it has effected the rest of the year.

In May the Company finalized the acquisition of The Cellars of Fine Wines paying approximately $1.8 million and 100,000 shares of restricted stock. This acquisition had a minor effect on the second quarter though it added marginally to the third and fourth quarters.

In December 1999 the Company signed a letter of intent to acquire 100% of Jama Sp. z.o.o. a distributor in south-west Poland with a 1999 turnover of approximately $40 million (unaudited). The purchase price is approximately $5.0 million and is a combination of cash and CEDC stock. Closing is expected to occur in the first half of 2000.

In March 2000 the Company contracted to purchase 14,750 meters (147,500 square feet) of modern high volume warehouse facility along with 1,800 meters (18,000 square feet) of class 'A' office accommodation. This is to enable CEDC to increase performance both from improved productivity of inventory handling and by attracting / retaining exclusive distribution rights on more premium brands.

IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. The Company did not incur any significant costs during 1999 with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's operations are conducted primarily in Poland and the functional currency of Carey Agri, MTC and PWW is the Polish zloty and the reporting currency is the U.S. dollar. The Company's financial instrument consist mainly of cash and cash equivalents, accounts receivable, accounts payable, bank loans, overdraft facilities and long-term debt. Substantially all of the monetary assets represented by these financial instruments are located in Poland; consequently, they are subject to currency translation risk when reporting in U.S. dollars. Accounts payable for imported beverages are billed in various currencies and the Company is subject to short-term swings in the currency markets for product purchases. However, trade payables are settled relatively quickly so as to minimize this risk. Bank borrowings are sensitive to interest and foreign currency market risks as they usually bear interest at variable rates and are in more than one currency. The Company has not attempted any serious hedging programs prior to the end of 1999. However, in year 2000 it plans to increase management of its currency risk through the use of forward contracts. There were no such contracts outstanding at either December 31, 1998 or 1999.

The Company's sensitivity to interest rates and foreign currency movements at December 31, 1999 is shown below for its bank financial instruments:

                                                 YEAR OF MATURITY
                                        2000           2001             TOTAL
                                                (THOUSANDS OF USD)

Short-term borrowings

Bank overdrafts payable in Polish        171            --                171
zloty (interest varies with WIBOR,
14.5% at year end)

Bank loans payble in EURO,              1994            --               1994
interest varies with EURLIBOR
(average rate at year end 5.2%)

Long-terms loans                        1765           1735              3500
Expected to be payable in Swiss
Francs, interest varies with LIBOR
(4.10% at year end)

USD loan, interest varies with          1000            500              1500
USD LIBOR (7.47% at year end)

EURO loan interest varies with           --            1387              1387
EURLIBOR (4.48% at year end)

Currency rates per USD at year end
   Polish Zloty                         4.15
   Swiss Franc                           .62
   EURO                                 1.01

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

     Report of Independent Auditors

     Consolidated Balance Sheets at December 31, 1998 and 1999

     Consolidated Statements of Income for the years ended December 31, 1997,
       1998 and 1999

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1998 and 1999

     Consolidated Statements of Cash Flows for the years ended December 31,
       1997, 1998 and 1999

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Central European Distribution Corporation

We have audited the accompanying consolidated balance sheets of Central European Distribution Corporation as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central European Distribution Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


ERNST & YOUNG
AUDIT Sp. zo.o.


Warsaw, Poland
March 13, 2000

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    AMOUNTS IN COLUMNS EXPRESSED IN THOUSANDS

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1998           1999
                                                                       --------       --------
                              ASSETS
CURRENT ASSETS
Cash and cash equivalents                                              $  3,628       $  3,115
Accounts receivable, net of allowance for doubtful accounts of
  $181,000 and $343,000, respectively                                    11,514         17,299
Inventories                                                               4,837          7,610
Prepaid expenses and other current assets                                   423          2,208
Deferred income taxes                                                       119            107
                                                                       --------       --------
TOTAL CURRENT ASSETS                                                     20,521         30,339

Intangible assets, net                                                       --          6,676
Equipment, net                                                            1,345          1,618
Deferred income taxes                                                        20            194
Other assets                                                                 40            139
                                                                       --------       --------
TOTAL ASSETS                                                             21,926         38,966
                                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable                                                 $  8,149       $ 14,629
Bank loans and overdraft facilities                                          --          2,165
Income taxes payable                                                        217            134
Taxes other than income taxes                                             1,035            481
Other accrued liabilities                                                   198            557
Current portion of long-term debt                                            --          2,765
                                                                       --------       --------
TOTAL CURRENT LIABILITIES                                                 9,599         20,731

Long-term debt, less current maturities                                      --          3,622

STOCKHOLDERS' EQUITY
Preferred Stock ($0.01 par value, 1,000,000 shares authorized;
  no shares issued and outstanding)                                          --             --
Common Stock ($0.01 par value, 20,000,000 shares authorized,
  3,780,000 and 4,134,230 shares issued and outstanding at
  December 31, 1998 and 1999, respectively)                                  38             42
Additional paid-in-capital                                               10,651         12,900
Retained earnings                                                         1,748          3,650
Accumulated other comprehensive loss                                       (110)        (1,979)
                                                                       --------       --------
TOTAL STOCKHOLDERS' EQUITY                                               12,327         14,613
                                                                       --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 21,926       $ 38,966
                                                                       ========       ========


See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    Amounts in columns expressed in thousands
                             (except per share data)


                                                            YEAR ENDED DECEMBER 31,
                                                     --------------------------------------
                                                       1997           1998           1999
                                                     --------       --------       --------
Net sales                                            $ 40,189       $ 54,011       $ 90,240
Cost of goods sold                                     34,859         45,864         77,471
                                                     --------       --------       --------

Gross profit                                            5,330          8,147         12,769
Sales, general and administrative expenses              4,150          5,696          9,283
Bad debt expense                                           48             94            254
                                                     --------       --------       --------

Operating income                                        1,132          2,357          3,232
Non-operating income (expense)
       Interest expense                                  (200)          (192)          (374)
       Interest income                                     28            170            378
       Realized and unrealized foreign currency
       transaction losses, net                           (326)            (5)          (215)
       Other income (expense), net                         15             (1)           (13)
                                                     --------       --------       --------

Income before income taxes                                649          2,329          3,008
Income tax expense                                        341            861          1,106
                                                     --------       --------       --------

Net income                                           $    308       $  1,468       $  1,902
                                                     ========       ========       ========

Net income per common share, basic and dilutive      $   0.17       $   0.56       $   0.47
                                                     ========       ========       ========


See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    Amounts in columns expressed in thousands

                                                                            RETAINED     ACCUMULATED
                                      COMMON STOCK           ADDITIONAL     EARNINGS        OTHER
                               -------------------------       PAID-IN-  (ACCUMULATED   COMPREHENSIVE
                                NO. OF SHARES    AMOUNT        CAPITAL      DEFICIT)         LOSS           TOTAL
                                -------------   --------      --------      --------       --------       --------
Balance at December 31, 1996         1,780      $     18      $     36      $    (28)      $     --       $     26
Net income and
  comprehensive income
  for 1997                              --            --            --           308             --            308
                                  --------      --------      --------      --------       --------       --------
Balance at December 31, 1997         1,780            18            36           280             --            334
Net income for 1998                     --            --            --         1,468             --          1,468
Foreign currency
  translation adjustment                --            --            --            --           (110)          (110)
                                  --------      --------      --------      --------       --------       --------
Comprehensive income
  for 1998                              --            --            --         1,468           (110)         1,358
Common stock issued in
  connection with initial
  public offering                    2,000            20        10,615            --             --         10,635
                                  --------      --------      --------      --------       --------       --------
Balance at December 31, 1998         3,780      $     38      $ 10,651      $  1,748       $   (110)      $ 12,327
Net income for 1999                     --            --            --         1,902             --          1,902
Foreign currency
  translation adjustment                --            --            --            --         (1,869)        (1,869)
                                  --------      --------      --------      --------       --------       --------
Comprehensive income
  for 1999                              --            --            --         1,902         (1,869)            33
Common stock issued in
  connection with
  acqusitions                          354             4         2,249            --             --          2,253
                                  --------      --------      --------      --------       --------       --------
Balance at December 31, 1999         4,134      $     42      $ 12,900      $  3,650       $ (1,979)      $ 14,613
                                  ========      ========      ========      ========       ========       ========

------------------------------------------------------------------------------------------------------------------

See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Amounts in columns expressed in thousands

                                                                   YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                             1997           1998           1999
                                                           --------       --------       --------
OPERATING ACTIVITIES
Net income                                                 $    308       $  1,468       $  1,902
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
      Depreciation and amortization                             168            199            446
      Deferred income tax benefit                                (1)           (28)          (162)
      Gain on the disposal of equipment                          (3)           (42)            --
      Bad debt provision                                         48             94            254
      Changes in operating assets and liabilities:
           Accounts receivable                               (2,807)        (4,638)        (1,517)
           Inventories                                       (1,620)        (1,557)          (354)
           Prepayments and other current assets                 (63)          (188)        (1,737)
           Trade accounts payable                             4,650         (1,641)           893
           Income and other taxes                                73            453           (799)
           Other accrued liabilities and other                   --            (44)        (2,228)
                                                           --------       --------       --------

Net Cash Provided By (Used In) Operating Activities             753         (5,924)        (3,331)

INVESTING ACTIVITIES
Purchases of equipment                                         (240)        (1,052)        (1,113)
Proceeds from the disposal of equipment                          60             53            137
Purchases of marketable securities                               --         (7,842)            --
Proceeds from sale of marketable securities                      --          7,842             --
Acquisitions of subsidiaries (net)                               --            (40)        (4,758)
                                                           --------       --------       --------

Net Cash (Used In) Investing Activities                        (180)        (1,039)        (5,734)

FINANCING ACTIVITIES
Borrowings on overdraft facility                             12,892         24,575          8,120
Payment of overdraft facility                               (12,608)       (24,875)        (7,949)
Payment of capital lease obligations                           (183)          (113)            --
Short-term borrowings                                           600            725          1,994
Payment of short-term borrowings                               (815)        (1,350)            --
Long-term borrowings                                             87            139          6,387
Payment of long-term borrowings                                  (9)          (422)            --
Costs paid in 1997 in connection with public offering          (224)            --             --
Net proceeds form initial public offering                        --         10,859             --
                                                           --------       --------       --------
Net Cash Provided By (Used In) Financing Activities            (260)         9,538          8,552
                                                           --------       --------       --------
Net Increase (Decrease) in Cash                                 313          2,575           (513)
Cash and cash equivalents at beginning of period                740          1,053          3,628

                                                           ========       ========       ========
Cash and cash equivalents at end of period                 $  1,053       $  3,628          3,115
                                                           ========       ========       ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Common stock issued in connection with
  investment in subsidiaries                               $     --       $     --       $  2,253
                                                           ========       ========       ========

See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    Amounts in columns expressed in thousands (except per share information)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (CEDC) was organized as a Delaware Corporation in September 1997 to operate as a holding company through its then sole subsidiary, Carey Agri International Poland Sp. z o.o. (Carey Agri). CEDC, Carey Agri and the other subsidaries referred to later in this note are referred to herein as the Company.

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

Carey Agri is a Polish limited liability company with headquarters in Warsaw, Poland. Carey Agri distributes alcoholic beverages throughout Poland and all activities are conducted within that country. It currently has branches in the following Polish cities: Warsaw, Krakow, Szczecin, Gdynia, Wroclaw, Torun, Katowice, Poznan and Biaylstok.

In March 1999, the Company purchased a significant portion of the assets, of Multi Trade Company S.C. (MTC). MTC is a distributor of alcoholic beverages located in Biaylstok, Poland.

In May 1999, the Company purchased a significant portion of the assets, of the Cellar of Fine Wines Sp.zo.o. (PWW). PWW is an importer and a distributor of wines located in Sulejowek near Warsaw, Poland.

Pursuant to Polish statutory requirements, Carey Agri, MTC and PWW may pay annual dividends, based on their audited Polish financial statements, to the extent of their retained earnings as defined. At December 31, 1999, approximately $4,000,000 was available for payment of dividends.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by the Company are as follows:

BASIS OF PRESENTATION

Since CEDC had no operations prior to September 1997, the accompanying consolidated financial statements related to the period to this date reflect the activities of its subsidary Carey Agri only.

CEDC's subsidiaries maintain their books of account and prepare their Statutory financial statements in Polish zloties (PLN) in accordance with Polish statutory requirements and the Accounting Act of 29 September 1994. The accompanying consolidated financial statements have been prepared from the Polish accounting records for presentation in accordance with accounting principles generally accepted in the United States of America ("US GAAP)". The accompanying consolidated financial statements differ from the financial statements issued for statutory purposes in Poland, in that they reflect certain adjustments, not recorded in CEDC's books which are appropriate to present the financial position, results of operations and cash flows in accordance with US GAAP.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    Amounts in columns expressed in thousands (except per share information)


FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

Carey Agri, MTC and PWW report to the Polish Tax authorities in Polish zloties and the accounting records are maintained in that currency. The accompanying consolidated financial statements have been prepared in US Dollars. For all periods prior to January 1, 1998, transactions and balances not already measured in US Dollars (primarily Polish zloties) have been restated into US Dollars in accordance with the relevant provisions of US Financial Accounting Standard
(SFAS) No. 52 "Foreign Currency Translation" as applied to entities in highly inflationary economies.

Under SFAS No. 52 (hyper-inflationary accounting), revenues, costs, capital and non-monetary assets and liabilities are translated at historical exchange rates prevailing on the transaction dates. Monetary assets and liabilities are translated at exchange rates prevailing on the balance sheet date. Exchange gains and losses arising from remeasurements of monetary assets and liabilities that are not denominated in US Dollars are credited or charged to operations.

Effective January 1, 1998, the Company no longer considered Poland to be a hyper-inflationary economy and it ceased accounting for its Polish activities using provisions applicable to hyper-inflationary economies and has treated the Polish zloty as the functional currency for its subsidaries. Since January 1, 1998 the subsidaries transactions and financial statements have been translated to US Dollars using the current rate method as per SFAS No. 52. Consequently all assets and liabilities have been translated to US dollars using the rate in effect at the end of the period; income and expenses are translated using the average rate during the period; capital accounts are translated using historical rates. See the discussion below regarding the effect of this change on comprehensive income.

The exchange rate used on zloty denominated transactions and balances for translation purposes as of December 31, 1998 and 1999 for one US dollar was 3.50 PLN and 4.15PLN respectively. As of March 13, 2000 the rate had changed to 4.09 PLN.

EQUIPMENT

Equipment is stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line method over the following useful lives:

                   TYPE                            DEPRECIATION LIFE IN YEARS
-------------------------------------------     --------------------------------
Transportation Equipment                                       6
Beer Dispensing and Other Equipment                          2-10

Equipment held under capital lease agreements are depreciated over the shorter of the useful life or the lease term.

The Company periodically reviews equipment, when indicators of impairment exist and if the value of the asset is impaired, an impairment loss is recognized.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    Amounts in columns expressed in thousands (except per share information)


INTANGIBLE ASSETS

Intangibles consist of acquired goodwill and trademarks. Goodwill and trademarks are amortized on a straight-line basis over the periods that expected economic benefits will be provided (25 years for goodwill and 10 years for trademarks). The realizability of goodwill and trademarks is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount.

REVENUE RECOGNITION

Revenue is recognized when goods are shipped to customers.

ADVERTISING AND PROMOTION COSTS

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs not reimbursed by suppliers were approximately $85,000, $660,000, and $359,000 in 1997, 1998 and 1999, respectively.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes customs duty and transportation costs. Inventories are comprised primarily of beer, wine and spirits.

CASH AND CASH EQUIVALENTS

Short-term investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents. Virtually all of this amount was located in bank accounts in Poland at December 31, 1999.

ESTIMATES

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates and such differences may be material to the consoidated financial statements.

INCOME TAXES

The Company computes and records income taxes in accordance with the liability method.

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (FASB) issued its Statement No. 130, "Reporting Comprehensive Income." This standard requires the disclosure of comprehensive income which is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income adjusted by, among other items, foreign currency translation adjustments.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    Amounts in columns expressed in thousands (except per share information)


As disclosed in this Note 2, until January 1, 1998, the Company remeasured transactions and results of its Polish subsidiary in accordance with SFAS No. 52 as applied to entities in highly inflationary economies. Therefore, exchange gains and losses arising from remeasurements of these monetary assets and liabilities were credited or charged to net income. However, in 1998 and subsequently since Poland was no longer considered a highly inflationary economy, the foreign translation losses on the translation from Polish zloties to US dollars are classified as a separate component of the shareholders' equity as "accumulated other comprehensive loss".

During the period ended December 31, 1999, the Company incurred foreign currency translation losses of $1,870,000 and reported this amount as part of the accumulated comprehensive loss in shareholders' equity of $1,980,000. The translation losses were a result of the strength of the US dollar in 1999 as the Polish zloty depreciated against the US dollar approximately 20% during 1999. Additionally translation losses with respect to long term inter-company transactions with the parent company are charged to other comprehensive loss . No deferred tax benefit is recorded on the comprehensive loss as it is CEDC's intention to permanently reinvest subsidiary earnings.

NET INCOME PER COMMON SHARE

Net income per common share is calculated under the provisions of SFAS No. 128, "Earnings per Share". Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the year. The stock options and warrants discussed in
Note 14 were not included in the computation of diluted earnings per common share as the effect would be anti dilutive.

SEGMENT REPORTING

The Company operates in one industry segment, the distribution of alcoholic and non-alcoholic beverages. These activities are conducted by Carey Agri, MTC and PWW in Poland. Substantially all revenues, operating profits and assets relate to this business. CEDC assets (excluding intercompany loans and investments) located in the United States of America represent approximately 2% of consolidated assets.

RECLASSIFICATIONS

Certain amounts in the financial statements have been reclassified from prior years to conform to the current year presentation.

3. INTANGIBLE ASSETS

Intangibles, presented net of accumulated amortization in the consolidated balance sheets, consist of:

                                                               DECEMBER 31,
                                                           --------------------
                                                             1998         1999
                                                           -------      -------
Goodwill                                                        --      $ 2,913
Trademark                                                       --        4,077
Other                                                           --           71
                                                           -------      -------
                                                                --        7,061

Less accumulated amortization                                   --         (385)
                                                           -------      -------
Intangibles, net                                                --      $ 6,676
                                                           =======      =======

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    Amounts in columns expressed in thousands (except per share information)


4. EQUIPMENT

Equipment, presented net of accumulated depreciation in the consolidated balance sheets, consists of:

                                                             DECEMBER 31,
                                                        ---------------------
                                                          1998          1999
                                                        -------       -------
Transportation equipment                                $ 1,035       $ 1,541
Beer dispensing and other equipment                         788           701
                                                        -------       -------
                                                          1,823         2,242

Less accumulated depreciation                              (478)         (624)

                                                        -------       -------
Equipment, net                                          $ 1,345       $ 1,618
                                                        =======       =======



5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the allowance for doubtful accounts during each of the three years in the period ended December 31, 1999 were as follows:

                                                YEAR ENDED DECEMBER 31,
                                          ----------------------------------
                                            1997          1998          1999
                                          -------       -------       -------
Balance, beginning of year                $    49       $    94       $   181
Provision for bad debts                        48            94           254
Charge-offs, net of recoveries                 (3)           (7)          (92)
                                          -------       -------       -------
Balance, end of year                      $    94       $   181       $   343
                                          =======       =======       =======


6. LONG-TERM DEBT

Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                        ---------------------
                                                          1998          1999
                                                        -------       -------
Loans denominated in US Dollars                         $    --       $ 5,000
Loans denominated in EUR                                     --         1,387
Current portion of these loans                               --        (2,765)
                                                        -------       -------
Long-term portion                                       $    --       $ 3,622
                                                        =======       =======

The Company has a long-term US Dollar loan from BRE Bank amounting to $ 3,500,000 at December 31, 1999 of which $1,765,000 is payable in 2000 with the balance payable in February 2001. The loan may be repaid in USD with annual interest of LIBOR plus 1.85%, or in DEM with annual interest of EURLIBOR plus 1.95% or in Swiss Francs with annual interest rate of LIBOR plus 2.25% (approximately 7.9%, 5.29%, 4.10% respectively at December 31, 1999). The Company presently anticipates paying the loan in CHF. The loan was collateralized by a bill of exchange issued by the Company.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    Amounts in columns expressed in thousands (except per share information)


During April 1999, the Company obtained a $1,500,000 USD denominated long-term loan. The interest on this loan is at the three month USD LIBOR rate plus 1.4% (7.47% at December 31, 1999); $1,000,000 is payable in November 2000, and $500,000 in May 2001. This loan is collaterized by inventory up to a value of 3,500,000 PLN.

In April 1999, the Company obtained from the same bank an EUR denominated long-term loan. The interest on this loan is at the three-month EUROLIBOR rate plus 1.4% (4.48% at December 31,1999) The amount payable under the loan was 1,380,000 EUR (1,387,000USD) at December 31, 1999 and the loan is due in May 2001. This loan is collaterized by inventory up to a value of 3,500,000 PLN.

7. LEASE OBLIGATIONS

During 1999, all equipment related operating lease agreements expired. Two agreements were terminated prematurely due to the theft of the leased assets. There were no operating nor financial leases as at December 31,1999 except for the rental agreements as discussed below:

The rental expense incurred under operating leases during 1997, 1998 and 1999 was as follows:

                                       1997              1998              1999
                                      ------            ------            ------
Rent expense                          $  583            $  519            $  754
                                      ======            ======            ======


All rental agreements are operating leases and relate mainly to the leasing of the space i.e. (customs and the consolidation warehouse in Warsaw, Warsaw head office space, the regional offices and warehouses, and the retail shop in Warsaw). Monthly rentals range from approximately $2,000 to $11,670. The customs and consolidation warehouse lease expires in September 2001. The Warsaw headquarters lease can be terminated with six months prior notice. All of the regional office and warehouse leases can be terminated by either party with two or three months prior notice. The retail shop lease has no stated expiration date, but can be terminated by either party with three months prior notice. Rental payments to related parties charged to expense amount to approximately $27,000 in 1999; there were no rental agreements with related parties in 1997 or 1998.

Prior to 1999, the Company had certain capital leases for transportation and other equipment. These leases either expired or were settled early using proceeds from the 1998 public offering.

8. SHORT-TERM BANK LOANS AND OVERDRAFT FACILITIES

On March 23, 1999 the Company secured an agreement with a bank for an overdraft limit of $445,000 (PLN 1,850,000). The facility was used to finance the daily operations of MTC. The annual interest rate equaled WIBOR (daily) plus 1% (14.5% at December 31, 1999). This loan is collaterized by inventory up to a value of 1,900,000 PLN. At the year end the Company has used $171,000 of the allocated overdraft.

On March 23, 1999 the Company signed an agreement with a bank for a short-term loan of $502,000 (EUR 500,000). The proceeds of the loan were used to finance operating activities. The annual interest rate equaled EURLIBOR (1 month) plus 2% (5.34% at December 31, 1999). This loan is collaterized by inventory up to a value of 2,000,000 PLN.

On May 17, 1999 the Company signed an agreement with a bank for a short-term revolving loan of $1,507,000 (EUR 1,500,000). The proceeds of the loan were used to finance operating activities. The annual interest rate equaled EURLIBOR (6 month) plus 0.8% (4.14% at December 31, 1999). This loan is collaterized by a blank bill of exchange.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    Amounts in columns expressed in thousands (except per share information)


The Company's borrowing arrangements (including long-term debt described in Note
6) contain various financial and non-financial covenants and restrictions which the Company complied with or which were waived by the lenders.

The weighted average interest rates on short-term borrowings at December 31, 1999 was approximately 5.3%. Total interest paid in 1997, 1998 and 1999 is substantially equal to the interest expense disclosed in the consolidated statements of income.

9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                           1997        1998        1999
                                          ------      ------      ------
Basic:
Net income                                $  308      $1,468      $1,902
                                          ======      ======      ======
Average shares outstanding                 1,780       2,635       4,050
                                          ======      ======      ======
Basic EPS                                 $ 0.17      $ 0.56      $ 0.47
                                          ======      ======      ======

Diluted:
Net income                                $  308      $1,468      $1,902
                                          ======      ======      ======

Average shares outstanding                 1,780       2,635       4,050
Net effect of dilutive stock options
  based on the treasury stock method          --          --          --
                                          ------      ------      ------
Totals                                     1,780       2,635       4,050
                                          ======      ======      ======
Diluted EPS                               $ 0.17      $ 0.56      $ 0.47
                                          ======      ======      ======

No stock options have been exercised during the period. Warrants granted in connection with the 1998 IPO and stock options granted in 1998 and 1999 have been excluded from the above calculations of diluted shares since the exercise price is equal to or greater than the average market price of the common shares during 1998 and 1999.

10. ACQUISITIONS

On March 12,1999, the Company purchased certain business assets (excluding those related to the production of distilled products) and the trademark of Multi Trade Company ("MTC" - a Partnership distributing alcoholic beverages in Poland) for $2.9 million cash and 254,230 shares of Common Stock. This stock cannot be sold for three years without the consent from the Company. On May 10, 1999, the Company purchased certain business assets, and trademark of The Cellar of Fine Wines Sp. z o.o. (PWW - a limited liability company distributing wine in Poland) for $ 1.8 million cash and 100,000 shares of Common Stock. This stock cannot be sold until July 1, 2000 without the consent of the Company. The values assigned to the Common Stock issued in these transactions were based on market value at the time of the transactions and reduced by 10% for the effect of the restrictions on sale. The acquired companies have been included in the 1999 consolidated financial statements from their respective dates of acquisition.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    Amounts in columns expressed in thousands (except per share information)


The Company obtained independent valuations for both of these investments. The cost of the acquisitions was allocated to the tangible and identifiable intangible assets acquired based on the fair values at dates of acquisition and estimated values per the valuation reports. The excess ($2,913,000) of the cost over the amounts allocated as described above represents goodwill. Management finalized the purchase price allocations during the last quarter of 1999 upon the completion of the valuations of the companies. No significant adjustments resulted from the finalisation of the purchase price allocations.

Assuming consummation of these two purchases and the issuance of common shares as of January 1, 1998, the unaudited proforma consolidated operating results for 1998 and 1999 are as follows:

                                                          1998          1999
                                                        --------      --------
Net sales                                               $101,126      $ 97,709
Net income                                                 1,373         1,696
Net income per share data:
Basic and diluted                                       $   0.46      $   0.41

11. FINANCIAL INSTRUMENTS, COMMITMENTS AND CONTINGENT LIABILITIES

FINANCIAL INSTRUMENTS WITH ON-BALANCE SHEET RISK AND THEIR FAIR VALUES

Financial instruments with on-balance sheet risk include cash and cash equivalents, accounts receivable, certain other current assets, trade accounts payable, bank loans, overdraft facilities, long-term debt and other payables. These financial instruments are disclosed separately in the consolidated balance sheets and their carrying values approximate their fair market values. The Companies on-balance sheet risk is minimum as the financial instruments are denominated in stable currencies and they are of a short-term nature whose interest rates approximate current market rates.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable from Polish companies. The Company restricts temporary cash investments to financial institutions with high credit standing. Credit is given to customers only after a thorough review of their credit worthiness. The Company does not normally require collateral with respect to credit sales. The Company routinely assesses the financial strength of its customers. As of December 31, 1999 and 1998, the Company had no significant concentrations of credit risk. The Company has not experienced large credit losses in the past.

INFLATION AND CURRENCY RISK

Since the fall of Communist rule in 1989, Poland has experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 14% in 1997, 8.5% in 1998 and 9.8% in 1999. The exchange rate for the zloty had stabilized in 1997 and 1998 and the rate of devaluation of the zloty had decreased for the last several years prior to 1999. During 1999 this trend was reversed and the rate of devaluation of the zloty increased. Inflation and currency exchange fluctuations have had, and may continue to have, an adverse effect on the financial condition and results of operations of the Company.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    Amounts in columns expressed in thousands (except per share information)


A portion of Carey Agri's, MTC's and PWW's accounts payable and operating expenses are expected to continue to be, denominated in or indexed to the U.S. Dollar or other non-Polish denominated currency. By contrast, substantially all of the Company's revenue is denominated in Polish zloty. Any devaluation of the zloty against the U.S. Dollar or other currencies that the Company is unable to offset through price adjustments will require the Company to use a larger portion of its revenue to service its non-zloty denominated obligations. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, it is unlikely that the Company will be able to obtain hedging arrangements on commercially satisfactory terms. Accordingly, shifts in the currency exchange rates may have an adverse effect on the ability of the Company to service its non-zloty denominated obligations and, therefore may have an effect on the Company's financial condition and results of operations.

SUPPLY CONTRACTS

The Company has various agreements covering its sources of supply which, in some cases, may be terminated by either party on relatively short notice. Thus, there is a risk that a significant portion of the Company's supply of products could be curtailed at any time. The Company has made payments to suppliers to secure longer term sources of supply. Management is confident that in the case of a curtailment of supplies, a new supplier could be obtained quickly without any material effect on the operations.

CONTINGENT LIABILITIES

The Company is involved in some litigation and has claims against it for matters arising in the ordinary course of business. In the opinion of management, the outcome will not have a material adverse effect on the Company's operations.

12. INCOME TAXES

Income tax expense consists of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                       -----------------------------------
                                                         1997          1998          1999
                                                       -------       -------       -------
Current Polish income tax expense                      $   342       $   889       $ 1,268
Deferred Polish income tax (benefit) expense, net           (1)           34          (101)
Deferred US income tax benefit                              --           (62)          (61)
                                                       -------       -------       -------
Total income tax expense                               $   341       $   861       $ 1,106
                                                       =======       =======       =======


Total Polish income tax payments (or amounts used as settlements against other statutory liabilities) during 1997, 1998 and 1999 were $295,000, $725,000 and $1,313,000, respectively. CEDC has paid no U.S. income taxes and has net operating loss carry forwards of approximately $360,000 which expire in 2013 and 2014.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    Amounts in columns expressed in thousands (except per share information)


Total income tax expense varies from expected income tax expense computed at Polish statutory rates ( 38% in 1997, 36% in 1998 and 34% in 1999) as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------
                                                                       1997         1998          1999
                                                                     -------      -------       -------
Tax at Polish statutory rate                                         $   247      $   838       $ 1,023
Increase/(Reduction), in deferred tax asset valuation allowance
relating primarily to bad debt expense                                    --          (30)           46
Tax rate differential resulting from US activities                        --            6            --
Effect of foreign currency exchange rate change on net deferred tax assets and reduction of deferred tax asset due to changes
in tax rates                                                              23            1            14
Permanent differences:
       Non-taxable interest                                               --           (9)          (15)
       Non-deductible taxes                                               19            6            16
       Non-deductible transportation taxes                                --           23             7
       Other non-deductible expenses                                      37           26            15
                                                                     -------      -------       -------
Income tax expense                                                   $   341      $   861       $ 1,106
                                                                     =======      =======       =======

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                       DECEMBER 31,
                                                                                  ---------------------
                                                                                    1998          1999
                                                                                  -------       -------
Deferred tax assets:
       Allowance for doubtful accounts receivable                                 $    59       $    98
       Depreciation and other fixed asset basis differences                            20            --
       Unrealized foreign exchange losses, net                                          1           112
       Accrued expenses and deferred income                                            --            17
       CEDC operating loss carryforward benefit                                        62           123
                                                                                  -------       -------
Total deferred tax assets                                                         $   142       $   350
Less valuation allowance                                                               (3)          (49)
                                                                                  -------       -------
Net deferred tax asset                                                            $   139       $   301
                                                                                  =======       =======

Shown as:
Current deferred tax asset                                                        $   119       $   107
Long-term deferred tax asset                                                           20           194
                                                                                  -------       -------
                                                                                  $   139       $   301
                                                                                  =======       =======

Valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets will not be realized in the future. These evaluations are based on expected future taxable income and expected reversals of the various net deductible temporary differences. The valuation allowance relates primarily to the future tax deductibility of the allowance for bad debts.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    Amounts in columns expressed in thousands (except per share information)


Management intends that the undistributed earnings from the Polish subsidiaries of $4,000,000 will be permanently reinvested. Therefore, no deferred taxes have been created for these earnings. If the earnings were distributed in the form of a dividend or otherwise, a portion would be subject to both U.S. income taxes and Polish withholding taxes, less an adjustment for foreign tax credits. The Company estimates the deferred tax liability to be approximately $123,000 based on the undistributed earnings of Carey Agri, MTC and PWW at December 31, 1999. This amount would, in part, be available to reduce some portion of U.S. tax liability from foreign source income. Determination of the actual amount of U.S. income tax liability that would be incurred is complex and subject to various factors existing at the time of any distribution of foreign earnings to CEDC.

In November 1999, legislation was enacted which reduced the corporate income tax rates in Poland effective January 1, 2000. The expected tax rate of 32% was reduced from 32% to 30% in 2000, 28% in 2001 and 2002, 24% in 2003 and 22%
thereafter.

Carey Agri, MTC and PWW tax liabilities (including corporate income tax, Value Added Tax (VAT), social security and other taxes) may be subject to examinations by Polish tax authorities for up to five years from the end of the year the tax is payable. A prior year's examination of Carey Agri's VAT returns resulted in deductions for certain items being challenged by the tax authorities. This matter was resolved in 1999. CEDC's US federal income tax returns are also subject to examination by the US tax authorities. As the application of tax laws and regulations, and transactions are susceptible to varying interpretations, amounts reported in the consolidated financial statements could be changed at a later date upon final detemination by the tax authorities.

13. RELATED PARTY TRANSACTIONS

A director of CEDC is also the director of one of the Company's suppliers of wine. Purchases from this company amounted to approximately $570,000, $750,000 and $471,600 in 1997, 1998 and 1999, respectively.This company is owed $104,000 as at December 31, 1999 for purchases made during 1999.

A non-interest bearing advance receivable from the Company's president of $17,000 at December 31, 1998, was paid in full in February 1999. The Company wrote-off a receivable of approximately $4,000 from an affiliate during 1997.

14. STOCK OPTION PLANS AND WARRANTS

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument plan. This statement gives entities a choice of recognizing related compensation expense by adopting the fair value method or to measure compensation using the intrinsic value approach as recommended under Accounting Principles Board (APB) Opinion No. 25, the former standard. If APB No. 25 is elected, then SFAS No. 123 requires supplemental disclosure to show the effects of using the SFAS No. 123 measurement criteria. The Company has elected to follow APB No. 25. No expense has been recognized for any of the employee/director options granted in 1998 and 1999 pursuant to APB No. 25 as the exercise price and market price at the date of grant were the same.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    Amounts in columns expressed in thousands (except per share information)


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

A summary of the Company's stock option activity, and related information for the year ended December 31, 1998 and December 31, 1999 as follows:

                                                                        WEIGHTED-      WEIGHTED-
                                                                         AVERAGE        AVERAGE
                                       OPTIONS (000)   OPTIONS (000)     EXERCISE       EXERCISE
                                           1998            1999         PRICE-1998     PRICE-1999
                                       -------------   -------------    ----------     ----------
Outstanding at January 1,                         --             211            --             --
Granted                                          211              40    $     6.45     $     6.65
Exercised                                         --              --            --             --
Forfeited                                         --             (20)           --           6.50
                                       ----------------------------------------------------------
Outstanding at December 31,                      211             231    $     6.45     $     7.32

Exercisable at December 31,                       27             106    $     6.05     $     7.15

Weighted-average fair value of options
  granted                                         --              --    $      .32     $     2.50

Exercise prices for options outstanding as of December 31, 1999 ranged from $5.70 to $8.00. The weighted-average remaining contractual life of those options is approximately 5 years as of December 31, 1999. The table above does not include options mentioned below where the exercise price is unknown or for the warrants discussed below.

STOCK OPTIONS GRANTED

CEDC has granted stock options in early 1998 to its executive officers and members of the Board of Directors for 82,500 shares of Common Stock in connection with its initial public offering. The exercise price for 57,500 of these options is the initial public offering price of $ 6.50 per share. The exercise price of 10,000 options was the average trading price of Common Stock for the last five trading days of 1998 of $5.70. The exercise price of 15,000 options is the average trading price of Common Stock for the last five trading days of 1999 ($4.84). Certain of these options were forfeited in 1999.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    Amounts in columns expressed in thousands (except per share information)


The Company has granted stock options under the Incentive Plan for 134,250 shares of Common Stock in September 1998 to certain of its employees. Options for 34,000 shares have an exercise price of $6.50 and may be exercised from September 1999 to September 2001. Options for 43,000 shares have an exercise price of $6.75 based on the market value of common shares at the end of August 1999 and are exercisable from September 2000 to September 2001. Options for 51,250 shares will have an exercise price based on the market value of common shares as of August 2000 and are exercisable from August 2001 to September 2002.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its incentive stock options under the fair value method of that Statement.

In regards to the options granted in connection with the initial public offering, the Company has estimated the fair market value of the stock underlying these options to be approximately 50% of the planned public offering price due to various uncertainties as of the time of grant. This is less than the present value of the expected exercise price. Therefore, the fair value of the options granted in connection with the initial public offering has been estimated to be minimal under the provisions of SFAS No. 123.

As for the other stock options granted to employees, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1999 risk-free interest rate of 5.5% dividend yield of 0%, volatility factors of the expected market price of the Company's Common Stock of 0.68 for 1998 and 0.62 for 1999, and a weighted-average expected life of the option of 2 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of any forfeitures is recognized when they occur. The Company's pro forma information for 1998 and 1999 follows (1997 not included as no stock options were granted before 1998):

                                                             1998         1999
                                                            ------       ------
             Net income as recorded                         $1,468       $1,902
             Pro forma net income                           $1,450       $1,770

             Pro forma earnings per share:
             Basic and fully diluted                        $  .55       $  .44

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    Amounts in columns expressed in thousands (except per share information)


OPTIONS GIVEN TO VENDORS

In late 1998, the Company gave options to a vendor for 50,000 shares of common stock in exchange for a three-year service contract. These options are exercisable from March 1999 until September 2001 at the following prices: $6.50 until September 1999, $8.00 until September 2000, and $9.00 until September 2001. Under APB 25 and FASB 123, the fair value of options given to vendors must be expensed over the service period. Using the Black Scholes method described above, with similar assumptions, the fair value of these options was $75,000. This amount is being expensed over three years.

During 1999, the Company gave options to a consulting firm for 75,000 shares of common stock in exchange for a one-year service contract involving various acquisition consultations. The exercise price of the options is $8.00. These options shall be exercisable at any time during a period of nine years commencing March 5, 2000. Using the Black-Scholes method, 75 periods were used to determine the volatility of the price. The value of the options is approximately $135,000. Based upon the 10 months of the service contract ended December 31, 1999, costs of $112,500 were capitalized to the purchase of MTC and PWW or deferred with respect to the other pending acquistions as at the year end.

The above warrants were excluded from the calculation of earnings per share as the effect would not be dilutive.

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

The above warrants were excluded from the calculation of earnings per share as the effect would not be dilutive.

15. SUBSEQUENT EVENTS

In December 1999, the Company signed a letter of intent to acquire 100% of Jama Sp. zo.o. a distributor in south west Poland with a 1999 turnover of approximately $40 million (unaudited). The acquisition may result in the purchase price of approximately $5.0 million payable in a combination of cash and CEDC stock. Closing is expected to occur in the first half of 2000.

On March 7 2000, the Company signed an agreement to purchase a modern high volume warehouse facility along with office accommodations. The cost of the complex is approximately $15,000,000 is scheduled for completion during the month of October 2000. Financing discussions was not completed at March 13, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to directors and executive officers of the Company is incorporated herein by reference to the proxy statement for the annual meeting of stockholders to be held on May 23, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The information with respect to executive compensation and transactions is incorporated here by reference to the proxy statement for the annual meeting of stockholders to be held on May 23, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the proxy statement for the annual meeting of stockholders to be held on May 23, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information with respect to certain relationships and related transactions is incorporated herein by reference to the proxy statement for the annual meeting of stockholders to be held on May 23, 2000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K


         (a)(1) The following consolidated financial statements of the Company and report of independent auditors are included in Item 8 of the Form 10-K.

         Report of Independent Auditors

         Consolidated Balance Sheets at December 31, 1998 and 1999

         Consolidated Statements of Income for the years ended December 31, 1997, 1998 and 1999

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1998, and 1999

         Consolidated Statements of Cash Flows for the years ended December 31,
                  1997, 1998 and 1999

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

         (a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference.

EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
------                           -------------------

2.1 Contribution Agreement among Central European Distribution Corporation and William V. Carey, William V. Carey Stock Trust, Estate of William
         O. Carey and Jeffrey Peterson dated November 28, 1997 (Filed as Exhibit
         2.1 to the Registration Statement on Form SB-2, File No. 333-42387, with the Commission on December 17, 1997
         [the "1997 Registration Statement"] and incorporated herein by reference.)

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

10.2 Employment agreement with William V. Carey (Filed as Exhibit 10.8 to the 1997 Registration Statement and incorporated herein by reference.)

10.2(a)  Amendment to employment agreement with William V. Carey (Filed as
         Exhibit 10.9(a) to the Second 1998 Registration Statement and incorporated herein by reference.)

10.3 Employment agreement with Jeffrey Peterson (Filed as Exhibit 10.9 to the 1997 Registration Statement and incorporated herein by reference.)

10.4     Employment agreement with Neil Crook and the Company

10.5 Employment agreement with Neil Crook and Carey Agri International Poland Sp. z o.o.

10.6     Employment agreement with Evangelos Evangelou and CEDC (Filed as
         Exhibit 10.6 to the 1998 10K)

10.7     Employment agreement with Evangelos Evangelou and Carey Agri (Filed as
         Exhibit 10.7 to the 1998 10K)

10.8 Form of distribution contract with Polmos vodka producers (Filed as Exhibit 10.5 to the 1997 Registration Statement and incorporated herein by reference.)

10.9 Distribtuion contract between Carey Agri and United Distillers Finalandia Group Sp z.o.o. dated January 1, 1995 (Filed as Exhibit 10.4 to the 1997 Registration Statement and incorporated herein by reference.)

10.10 Distribution contract with UDV Poland Sp. z.o.o. dated July 3, 1997 (Filed as Exhibit 10.6 to the 1997 Registration Statement and incorporated herein by reference)

10.11 (a) Amendment, updated, to the distribution contract with UDV Poland Sp. Z.o.o. dated July 3, 1997 (Filed as Exhibit 10.6 (a) to the first first 1998 Registration Statement and incorporated herein by reference.)

21       Subsidiaries of the Company

27       Financial Data Schedule

         (b) Reports on form 8-K in the fourth quarter of 1999

         No reports were filed on Form 8-K by the Company during the last quarter of 1999.

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

                               Central European Distribution Corporation

                               By:         /s/ WILLIAM V. CAREY
                                  ---------------------------------------
                                                William V.Carey
                               Chairman, President, and Chief Executive Officer

                               Date: March 28, 2000


Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

         SIGNATURE                              TITLE                                    DATE
         ---------                              -----                                    ----
   /s/ WILLIAM V. CAREY        Chairman, President and Chief Executive              MARCH 28, 2000
---------------------------      Officer (Principal executive officer)              --------------
       William V. Carey


    /s/ JEFFREY PETERSON       Vice Chairman and Executive Vice President           MARCH 28, 2000
---------------------------                                                         --------------
        Jeffrey Peterson

      /s/ NEIL CROOK           Vice President and Chief Financial Officer           MARCH 28, 2000
----------------------------     (Principal financial and accounting officer)       --------------
          Neil Crook

    /s/ JOSEPH S. CONTI        Director                                             MARCH 28, 2000
----------------------------                                                        --------------
        Joseph S. Conti

   /s/ JAMES T. GROSSMANN      Director                                             MARCH 28, 2000
----------------------------                                                        --------------
       James T. Grossmann

     /s/ JAMES B. KELLY        Director                                             MARCH 28, 2000
----------------------------                                                        --------------
         James B. Kelly

    /s/ JAN W. LASKOWSKI       Director                                             MARCH 28, 2000
-----------------------------                                                       --------------
        Jan W. Laskowski

   /s/ JOE M. RICHARDSON       Director                                             MARCH 28, 2000
-----------------------------                                                       --------------
       Joe M. Richardson

                               INDEX OF EXHIBITS



EXHIBIT                             DESCRIPTION
--------                            -----------

  27                      Financial Data Schedule