Form 10-Q
period 2000-03-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2000-05-15
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD ______________ TO ________________

                         COMMISSION FILE NUMBER 0-24341

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                               54-18652710
       ------------------------             ---------------------------------
       (STATE OF INCORPORATION)             (IRS EMPLOYER IDENTIFICATION NO.)


           1343 MAIN ST., #100
            SARASOTA, FLORIDA                               34236
  ---------------------------------------                 ----------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                 (ZIP CODE)


                                  941-330-1558
                         -------------------------------
                         (REGISTRANT'S TELEPHONE NUMBER,
                              INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of each class of the issuer's common stock as of March 31, 2000:

    Common Stock ($.01 par value)............................4,402,356 shares

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

--------------------------------------------------------------------------------

                                      INDEX

                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                3

         Consolidated Condensed Balance Sheet, March 31, 2000 (unaudited)    3

         Consolidated Condensed Statements of Income (unaudited) for the
                three months ended March 31, 1999 and March 31, 2000         5

         Consolidated Condensed Statements of Changes in
                Stockholders' Equity (unaudited)                             6

         Consolidated Condensed Statements of Cash Flows (unaudited)
                for the three months ended March 31, 1999 and 2000           7

         Notes to Consolidated Condensed Financial Statements (unaudited)    8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................14

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and use of Proceeds..........................19

Item 5.  Other Information..................................................19

Item 6.  Exhibits and Reports on Form 8-K...................................19

Signatures..................................................................20

CENTRAL EUROPEAN DISTRIBUTION CORPORATION              Amounts in columns
                                                       expressed in thousands

--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                DECEMBER 31,   MARCH 31,
                                                                    1999          2000
                                                                ------------   ---------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                         $ 3,115       $ 3,724
Accounts receivable, net of allowance for doubtful accounts
of $343,000 and $778,000, respectively                             17,299        18,430
Inventories                                                         7,610         7,647
Prepaid expenses and other current assets                           2,208         2,854
Deferred income taxes                                                 107           197
                                                                  -------       -------

TOTAL CURRENT ASSETS                                               30,339        32,852

Equipment, net                                                      1,618         2,501
Intangible assets, net                                              6,676        11,249
Deferred income taxes                                                 194           205
Other assets                                                          139            80
                                                                  -------       -------

TOTAL ASSETS                                                       38,966        46,887
                                                                  =======       =======

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION              Amounts in columns
                                                       expressed in thousands

--------------------------------------------------------------------------------

CONSOLIDATED CONDENSED BALANCE SHEETS  (UNAUDITED) - CONTINUED

                                                                             DECEMBER 31,     MARCH 31,
                                                                                 1999           2000
                                                                             -----------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade accounts payable                                                         $ 14,629        $ 16,080
Bank loans and overdraft facilities                                               4,930           6,978
Other current liabilities                                                         1,172           2,660
                                                                               --------        --------

TOTAL CURRENT LIABILITIES                                                        20,731          25,718

Long term debt                                                                    3,622           5,472

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value, 1,000,000 shares authorized; no shares
issued and outstanding)                                                            --              --
Common Stock ($0.01 par value, 20,000,000 shares authorized, 4,134,230 and 4,402,356 shares issued and outstanding at December 31, 1999 and
March 31, 2000, respectively)                                                        42              45
Additional paid-in-capital                                                       12,900          14,175
Retained earnings                                                                 3,650           3,673
Accumulated other comprehensive (loss)                                           (1,979)         (2,196)
                                                                               --------        --------

TOTAL STOCKHOLDERS' EQUITY                                                       14,613          15,697
                                                                               --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       38,966          46,887
                                                                               ========        ========

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION              Amounts in columns
                                                       expressed in thousands

--------------------------------------------------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                    ----------------------
                                                    MARCH 31,     MARCH 31,
                                                        1999          2000
                                                    --------      --------

NET SALES                                             14,241        18,720
Cost of goods sold                                    12,143        15,920
                                                    --------      --------

GROSS PROFIT                                           2,098         2,800

Sales, general and administrative expenses             1,538         2,553
                                                    --------      --------

OPERATING INCOME                                         560           247

Non-operating income (expense)
  Interest expense                                       (26)         (136)
  Interest income                                         85            56
  Realized and unrealized foreign currency
  transaction (losses) gains, net                       (103)          (91)
  Other income (expense), net                             14           (42)
                                                    --------      --------

INCOME BEFORE INCOME TAXES                               530            34
Income tax expense                                      (197)          (11)
                                                    --------      --------

NET INCOME                                          $    333      $     23
                                                    ========      ========
NET INCOME PER COMMON SHARE, BASIC AND DILUTIVE

                                                    $   0.09      $   0.01
                                                    ========      ========

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION              Amounts in columns
                                                       expressed in thousands

--------------------------------------------------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                          ACCUMULATED
                                                                ADDITIONAL                   OTHER
                                                                 PAID-IN-     RETAINED    COMPREHENSIVE
                                             COMMON STOCK        CAPITAL      EARNINGS    (LOSS) INCOME     TOTAL
                                       ---------------------    ---------     --------    -------------    --------
                                        NO. OF
                                        SHARES       AMOUNT
                                       --------     --------
Balance at December 31, 1999             4,134     $     42      $ 12,900     $  3,650      $ (1,979)      $ 14,613

Issue of shares for acquisition            268            3         1,275                                     1,278

Net income for the three months                                                     23                           23
ended March 31, 2000

Foreign currency translation                                                                    (217)          (217)
adjustment

                                      -----------------------------------------------------------------------------
Comprehensive loss for the  three                                                   23          (217)          (194)
months ended
March 31, 2000
                                      -----------------------------------------------------------------------------

BALANCE AT MARCH 31, 2000                4,402     $     45      $ 14,175     $  3,673      $ (2,196)      $ 15,697
                                      =============================================================================

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION              Amounts in columns
                                                       expressed in thousands

--------------------------------------------------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          THREE        THREE
                                                          MONTHS       MONTHS
                                                          ENDED        ENDED
                                                         MARCH 31,    MARCH 31,
                                                           1999         2000
                                                         --------     --------
NET CASH PROVIDED BY (USED IN) OPERATING                  $  (764)     $ 1,425
ACTIVITIES

INVESTING ACTIVITIES
Purchases of equipment                                       (119)        (288)
Proceeds from the disposal of equipment                         5         --
Acquisition of subsidiary                                  (2,958)      (3,855)
                                                          -------      -------

NET CASH USED IN INVESTING ACTIVITIES                      (3,072)      (4,143)

FINANCING ACTIVITIES
Borrowings on overdraft facility                            1,094         --
Payment of overdraft facility                              (1,036)        (171)
Short-term borrowings                                         536         --
Payment of short term borrowings                             --           (502)
Long-term borrowings                                        3,500        4,000
                                                          -------      -------
NET CASH PROVIDED BY FINANCING
ACTIVITIES

                                                            4,094        3,327
                                                          -------      -------
NET INCREASE IN CASH AND CASH
EQUIVALENTS                                                   258          609
Cash and cash equivalents at beginning of
period                                                      3,628        3,115
                                                          -------      -------

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                                    $ 3,886      $ 3,724
                                                          =======      =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES

Common stock issued in connection with
acquisition of subsidiary                                 $ 1,668      $ 1,278
                                                          =======      =======

See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   ORGANISATION AND DESCRIPTION OF BUSINESS

     Central European Distribution Corporation (CEDC) was organized as a Delaware Corporation in September 1997 to operate as a holding company through its sole subsidiary, Carey Agri International Poland Sp. z o.o. (Carey Agri). In 1999 CEDC formed two additional subsidiaries to make certain acquisitions and in 2000 acquired another company as disclosed in
     Note 5 below. CEDC and its subsidiaries as of the date of their organization are referred to herein as the Company.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at the date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in CEDC's annual report on Form 10-K for the year ended December 31, 1999.

3.   COMPREHENSIVE INCOME (LOSS)

     During the three months ended March 31, 2000, the Company incurred a comprehensive loss of approximatelly $194,000 and reported an accumulated other comprehensive loss of $2,196,000 as of March 31, 2000. The loss is due to translation losses from fluctuations in the exchange rates of the U.S. Dollar and the Polish Zloty and Polish Zloty translation losses on U.S. Dollar transactions of a long term investment nature between CEDC and its Polish subsidiaries.

4.   EARNINGS PER SHARE

     Net income per common share is calculated under the provisions of FAS No. 128, "Earnings per Share". The weighted average number of shares outstanding for the three months ended March 31, 2000 and 1999 were 4,137,176 and 3,831,939, respectively. The increase in 2000 gives effect to the acquisitions in 1999 and 2000.

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                   THREE MONTHS ENDED MARCH 31,
                                                -----------------------------------
                                                         1999           2000
                                                        ------         ------
                                                IN THOUSANDS, EXCEPT PER SHARE DATA
Basic:
Net income                                              $  333         $   23
Average shares outstanding                               3,832          4,137
                                                        ------         ------
Basic EPS                                               $ 0.09         $ 0.01
                                                        ======         ======

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
Diluted:
Net income                                              $  333        $   23

Average shares outstanding                               3,832         4,137
Net effect of dilutive stock options - based on the         22             0
treasury stock method
                                                        ------        ------
Totals                                                   3,854         4,137
                                                        ======        ======
Diluted EPS                                             $ 0.09        $ 0.01
                                                        ======        ======

     No stock options have been exercised in the first quarter of 2000. Warrants granted in connection with the IPO have been excluded from the above calculation of diluted shares since the exercise price is greater then the average market price of the common shares.

5.   ACQUISITIONS

     As previously reported, in separate transactions in March 1999 and May 1999, the Company acquired certain assets, businesses and trademarks of Multi Trade Company S.C. and The Cellar of Fine Wines for a combination of cash and common stock. On March 31, 2000, the Company purchased 100% of the shares of Polskie Hurtownie Alkoholi Sp. z o.o. ("PHA" distributing alcoholic beverages in Western Poland) for $4 million cash and 268,126 shares of common stock. The stock cannot be sold for three years and it is unregistered. The pro forma unaudited results of operations for three months ended March 31,1999 and 2000, assuming consummation of these acquisitions and issuance of the common stock as of January 1, 1999 and January 1, 2000 are shown below. The pro forma results for the 1999 period include the results for all three companies referred to above. The pro forma results for the 2000 period reflect the results of PHA only.

                                            THREE MONTHS ENDED MARCH 31,
                                        ----------------------------------
                                            1999                  2000
                                        ------------           -----------
                                        IN THOUSANDS, EXCEPT PER SHARE DATA

     Net sales                            $ 30,508              $ 28,193
     Net income                                124                   (94)
     Net income per share data:
     Basic and diluted                    $   0.03              $  (0.02)

     The allocation of the purchase price for the PHA acquisition reflected in the March 31, 2000 condensed consolidated balance sheet is preliminary and subject to revision upon expiration of the escrow period upon which certain adjustments of the purchase price may occur. Also, the Company has not obtained an independent valuation of PHA at this time. Consequently, the entire amount ( $5,228,000) of the excess cost over net assets acquired has been provisionally reported as goodwill in the accompanying balance sheet and for purposes of the pro forma disclosures noted above it is being amortized over a 20 year period. The escrow deposit of $ 250,000 will be paid in full to the seller if between March 31, 2000 and August 31, 2000 the gross margin on sales by PHA is not less than the gross margin on sales by PHA during the period from March 31, 1999 to August 31, 1999. Management expects to finalize the purchase price and related allocations later in the year 2000.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

6.   LONG-TERM DEBT AND SHORT-TERM BANK LOANS

     On March 21, 2000 the Company signed an agreement for a $700,000 loan for working capital for MTC. The interest rate is 3 months LIBOR plus 1.5% and it is repayable on March 31, 2001.

     On March 29, 2000 the Company signed an agreement for a long term loan of $4,000,000. This loan was used as part of the consideration in the acquisition of PHA. The annual interest rate is 3 months LIBOR plus 1.65%. The loan is repayable in installments of $500,000 commencing June 30, 2001.

7.   INCOME TAXES

     Total income tax expense varies from expected income tax expense computed at Polish statutory rates (34% in 1999 and 30% in 2000) as follows:

                                          THREE MONTHS ENDED  THREE MONTHS ENDED
                                            MARCH 31, 1999      MARCH 31, 2000
                                          ------------------  ------------------


     Tax at Polish statutory rate                  180                10
     Increase (reduction) in deferred tax
     valuation allowance                            12               --
     Permanent differences                           5                 1
                                                   ---               ---

     Income tax expense                            197                11
                                                   ===               ===

     The corporate income tax rates in Poland will be 30% in 2000 and 28% in 2001.

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

     The Company has signed an agreement to purchase a modern warehouse and distribution facility within Warsaw city limits. Consideration for the purchase will be $15 million and completion is expected in quarter 4. The Company has so far only been required to pay $50,000 as a contract signing fee. The next payment is scheduled for quarter 3.

     In order to manage its foreign currency exposures the Company has introduced a new hedging policy late in quarter 1. It is expected that this policy will minimize any adverse impact of currency fluctuations.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

OVERVIEW

     The Company's operating results are generally determined by the volume of alcoholic beverages that can be sold by the Company through its national distribution system, the gross profits on such sales and control of costs. The Company purchases the alcoholic beverages it distributes from producers as well as other importers and wholesalers. Almost all such purchases are made with the sellers providing a period of time, generally between 25 and 90 days, before the purchase price is to be paid by the Company. Since the initial public offering, the Company pays cash on delivery for its domestic vodka purchases in order to receive additional discounts in excess of the interest foregone. The Company sells the alcoholic beverages with a mark-up over its purchase price, which mark up reflects the market price for such individual product brands in the Polish market. The Company's bad debt ratio provision as a percentage of net sales was 0.17% in 1998, 0.28% in 1999 and 0.34% in the three-month period ended March 31, 2000.

     The following comments regarding variations in operating results should be read considering the rates of inflation in Poland during the period -- 8.5% in 1998, 9.8% in 1999 and 10.2% for the period to March 31, 2000. Consideration should also be given to the movements of the Polish zloty compared to the U.S. Dollar. In 1998 the zloty appreciated against the Dollar by 0.3%, in 1999 it depreciated by 18.6%. In the three months ended March 31, 2000 it has appreciated 0.1%.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

     Net sales increased $4.5 million, or 31.5% from $14.24 million in the three months ended March 31, 1999 to $18.72 million in the three months ended March 31, 2000. This increase is due to increased market penetration by the existing distribution system and increased sales following the acquisition of Multi Trade Company (MTC) in March 1999 and PWW in May 1999. The acquisition of MTC added $2.2 million to net sales during last half of March 1999. PWW sales for the quarter ended March 31, 2000 totaled to $495,000.

     Cost of goods sold increased $3.77 million, or 31.1%, from $12.14 million in the three months ended March 31, 1999 to $15.92 million in the three months ended March 31, 2000. As a percentage of net sales, cost of goods sold decreased from 85.3% to 85.0%. This decrease is mainly due to the better discounts the Company is able to obtain from its suppliers.

     Sales, general and administrative expense increased 66% from $1.54 million in the three months ended March 31, 1999 to $2.55 million in the three months ended March 31, 2000. This increase is mainly due to the inclusion of the two acquisitions mentioned above. As a percentage of net sales, sales, general and administrative expenses increased from 10.8% to 13.6%. These increases are due to three key reasons; firstly the inclusion of the S,G&A expense of the acquired subsidiaries for the first time (3.6%), secondly the inclusion of the associated amortization of goodwill (0.7%) and thirdly the additional provision for doubtful debts.

     Interest expense increased $110,000 or 423% from $26,000 in the three months ended March 31, 1999 to $136,000 in the three months ended March 31, 2000. This increase is mainly due to the use of bank financing for acquisitions. As a percentage of net sales, interest expense increased from 0.2% in 1999 to 0.7% in 2000.

     Interest income was $56,000 in the three months ended March 31, 2000 compared to $85,000 in the three months ended March 31, 1999.

     Net realized and unrealized foreign currency transactions resulted in losses of $103,000 in the three months ended March 31, 1999 and losses of $91,000 in the three months ended March 31, 2000. The net loss in 1999 is mainly due to the depreciation of the zloty, versus the U.S. dollar, in which a substantial portion of the Company's liabilities are denominated.

     Income tax expense decreased $186,000, from $197,000 in the three months ended March 31, 1999 to $11,000 in the three months ended March 31, 2000. This decrease is mainly due to the decrease in income before income taxes from $530,000 to

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

$34,000, respectively.

     The effective tax rate decreased from 37% in the three months ended March 31, 1999 to 32.4% in the three months ended March 31, 2000. This was due mainly to the reduction of statutory tax rates in Poland which decreased from 34% in 1999 to 30% in 2000.

     Net income decreased $310,000 from $333,000 in the three months ended March 31, 1999 to $23,000 in the three months ended March 31, 2000. This decrease is due to the factors noted above.

STATEMENT OF LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash balance increased by $609,000 in the three months ended March 31, 2000. The increase in 2000 is partly due to the inclusion of PHA, whose balance sheet added $145,000. The balance, $464,000 results from tighter control of working capital.

     The net cash generated from operating activities was $1,425,000 in the first three months of 2000 compared to $764,000 used during the same period in 1999.

     The net cash used in investing activities amounted to $4.14 million in the three months ended March 31, 2000 compared to $3.07 million in the three months ended March 31, 1999. Investing activities consist primarily of the acquisition of PHA.

     The net cash provided by financing activities in the three months ended March 31, 2000 was $3.33 million compared to net cash of $4.09 million provided in the three months ended March 31, 1999. The net proceeds from borrowings in 2000 were accountable for this increase. The borrowings were used primarily for the acquisition of PHA.

STATEMENT ON INFLATION AND CURRENCY FLUCTUATIONS

     Inflation in Poland is projected at 6.0% for 2000, though for the first quarter it was 10.2% slightly higher than last year. Whilst not material there has been an impact on the costs incurred by the Company especially in its overheads.

     The share of purchases denominated in foreign currencies has decreased resulting in lower foreign exchange exposure. However, the level of borrowing denominated in U.S. dollars has increased due to working capital requirements and the acquisitions of MTC and PWW.

SEASONALITY

     The Company's sales have been historically seasonal with nearly 60% of sales occurring in the second half of the year and over 33% occurring in the last quarter. The first quarter is usually the slowest contributing around 20% to both sales and gross margin.

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

     During March of 2000 the Company also finalized its acquisition of PHA paying approximately $4.0 million in cash and 268,126 shares of restricted stock. The transaction was completed on March 31, 2000 and therefore no recognition of PHA's earnings for the quarter ended March 31, 2000 has been made in this submission.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

           (c) All unregistered equity securities of the registrant sold during the first quarter of 2000 were sold in reliance on Regulation S.

ITEM 5. OTHER INFORMATION

On March 31, 2000, the Company purchased 100% of the shares of Polskie Hurtownie Alkoholi Sp. z o.o. for approximately $4 million in cash and 268,126 shares of common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         10.1 Employment Agreement between Neil Crook and Carey Agri.

         10.2 Employment Agreement between Neil Crook and CEDC

         27   Financial Data Schedule

         (b) REPORTS ON FORM 8K

         No reports on Form 8K were filed during the first quarter of 2000.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                 CENTRAL EUROPEAN DISTRIBUTION CORPORATION
                                 (registrant)

Date: May 15, 2000               BY: /s/ WILLIAM V. CAREY
                                 ------------------------
                                     William V. Carey
                                     President and Chief Executive Officer

Date: May 15, 2000               BY: /s/ NEIL A.M. CROOK
                                 -----------------------
                                     Neil A.M. Crook
                                     Chief Financial Officer

                               INDEX OF EXHIBITS

EXHIBIT                             DESCRIPTION
--------                            -----------

  10.1       Employment Agreement between Neil Crook and Carey Agri.

  10.2       Employment Agreement between Neil Crook and CEDC

  27         Financial Data Schedule