Form 10-Q
period 2000-06-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2000-08-14
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD _____________ TO _____________

                         COMMISSION FILE NUMBER 0-24341


                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     DELAWARE                                          54-18652710
 ----------------------                      -------------------------------
(STATE OF INCORPORATION)                    (IRS EMPLOYER IDENTIFICATION NO.)

        1343 MAIN ST., #301
         SARASOTA, FLORIDA                                34236
 -------------------------------------                   --------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                 (ZIP CODE)

                                  941-330-1558
                          ------------------------------
                         (REGISTRANT'S TELEPHONE NUMBER,
                              INCLUDING AREA CODE)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of each class of the issuer's common stock as of June 30, 2000:

     Common Stock ($.01 par value)..............................4,402,356 shares

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
--------------------------------------------------------------------------------

                                      INDEX

                                                                           PAGE

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements                                              3

            Consolidated Condensed Balance Sheets as of
                June 30, 2000 (unaudited) and December 31, 1999................3

            Consolidated Condensed Statements of Income (unaudited)
                for the three and six month periods ended
                June 30, 1999 and June 30, 2000 ...............................5

            Consolidated Condensed Statements of Changes in
                Stockholders' Equity (unaudited) as of June 30, 2000...........6

            Consolidated Condensed Statements of Cash Flows (unaudited)
                for the six months ended June 30, 1999 and June 30, 2000.......7

            Notes to Consolidated Condensed Financial Statements (unaudited)...8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................13

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.........16

PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K..................................18

Signatures....................................................................20

CENTRAL EUROPEAN DISTRIBUTION CORPORATION                     AMOUNTS IN COLUMNS
                                                          EXPRESSED IN THOUSANDS
                                                         (EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                DECEMBER 31,  JUNE 30,
                                                                   1999         2000
                                                                ------------  ---------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $ 3,115      $ 3,235
Accounts receivable, net of allowance for doubtful accounts
of $343,000 and $529,000 respectively                             17,299       19,861
Inventories                                                        7,610        6,722
Prepaid expenses and other current assets                          2,208        1,078
Deferred income taxes                                                107          259
                                                                 -------      -------

TOTAL CURRENT ASSETS                                              30,339       31,155

Equipment, net                                                     1,618        2,329
Intangible assets, net                                             6,676       11,178
Deferred income taxes                                                194          194
Other assets                                                         139           84
                                                                 -------      -------

TOTAL ASSETS                                                     $38,966      $44,940
                                                                 =======      =======

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION                     AMOUNTS IN COLUMNS
                                                          EXPRESSED IN THOUSANDS
                                                         (EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


CONSOLIDATED CONDENSED BALANCE SHEETS  (UNAUDITED) - CONTINUED

                                                                   DECEMBER 31,     JUNE 30,
                                                                      1999            2000
                                                                   ------------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade accounts payable                                              $ 14,629       $ 14,304
Bank loans and overdraft facilities                                    4,930          9,604
Other current liabilities                                              1,172          1,492

                                                                    --------       --------

TOTAL CURRENT LIABILITIES                                             20,731         25,400

Long term debt                                                         3,622          4,189

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value, 1,000,000 shares authorized;
no shares issued and outstanding)                                       --             --
Common Stock ($0.01 par value, 20,000,000 shares authorized,
4,134,230 and 4,402,356 shares issued and outstanding at
December 31, 1999 and June 30, 2000, respectively)                        42             45
Additional paid-in-capital                                            12,900         14,175
Retained earnings                                                      3,650          3,760
Accumulated other comprehensive loss                                  (1,979)        (2,629)
                                                                    --------       --------

TOTAL STOCKHOLDERS' EQUITY                                            14,613         15,351
                                                                    --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 38,966       $ 44,940
                                                                    ========       ========

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION                     AMOUNTS IN COLUMNS
                                                          EXPRESSED IN THOUSANDS
                                                         (EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           ------------------------      -----------------------
                                                            JUNE 30,       JUNE 30,      JUNE 30,       JUNE 30,
                                                             1999            2000          1999           2000
                                                           ----------     ---------      --------       --------
NET SALES                                                  $ 23,533       $ 31,323       $ 37,774       $ 50,043
Cost of goods sold                                           20,304         27,226         32,447         43,146
                                                           --------       --------       --------       --------

GROSS PROFIT                                                  3,229          4,097          5,327          6,897

Selling, general and administrative expenses                  2,470          3,247          4,008          5,800
                                                           --------       --------       --------       --------


OPERATING INCOME                                                759            850          1,319          1,097

Non-operating income (expense)
  Interest expense                                              (84)          (255)          (110)          (391)
  Interest income                                                72            109            157            165
  Realized and unrealized foreign
  currency transaction (losses)                                 120           (415)            17           (506)
  gains, net
  Other expenses, net                                           (21)          (113)            (7)          (155)
                                                           --------       --------       --------       --------

INCOME BEFORE INCOME TAXES                                      846            176          1,376            210
Income tax expense                                              199             89            396            100
                                                           --------       --------       --------       --------

NET INCOME                                                 $    647       $     87       $    980       $    110
                                                           ========       ========       ========       ========

NET INCOME PER COMMON STOCK, BASIC AND DILUTED             $   0.16       $   0.02       $   0.25       $   0.03
                                                           ========       ========       ========       ========

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION                     AMOUNTS IN COLUMNS
                                                          EXPRESSED IN THOUSANDS
                                                         (EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                   ACCUMULATED
                                                                        ADDITIONAL                    OTHER
                                                                         PAID-IN-      RETAINED    COMPREHENSIVE
                                                   COMMON STOCK           CAPITAL      EARNINGS        LOSS          TOTAL
                                              ----------------------     ---------     --------      --------      ---------
                                                NO. OF
                                                SHARES       AMOUNT
                                              ---------    ---------
Balance at December 31, 1999                    4,134      $     42      $ 12,900      $  3,650      $ (1,979)      $ 14,613

Issue of shares for acquisition                   268             3         1,275                                      1,278

Net income for the six months
ended June 30, 2000                                                                         110                          110

Foreign currency translation adjustment                                                                  (650)          (650)
                                             --------      --------      --------      --------      --------       --------
Comprehensive loss for the
six months ended June 30, 2000                     --            --            --           110          (650)          (540)
                                             --------      --------      --------      --------      --------       --------

BALANCE AT JUNE 30, 2000                        4,402      $     45      $ 14,175      $  3,760      $ (2,629)      $ 15,351
                                             ========      ========      ========      ========      ========       ========

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION                     AMOUNTS IN COLUMNS
                                                          EXPRESSED IN THOUSANDS
                                                         (EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           SIX MONTHS   SIX MONTHS
                                                             ENDED         ENDED
                                                            JUNE 30,     JUNE 30,
                                                             1999          2000
                                                           ---------     --------
NET CASH USED IN OPERATING ACTIVITIES                      $(3,937)      $  (233)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment                                        (738)       (1,074)
Proceeds from the disposal of equipment                         42            41
Acquisition of subsidiary                                   (4,732)       (3,855)
                                                           -------       -------

NET CASH USED IN INVESTING ACTIVITIES                       (5,428)       (4,888)


CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on overdraft facility                             2,644          --
Payment of overdraft facility                               (1,094)         (171)
Short-term borrowings                                        1,015         1,914
Payment of short-term borrowings                              --            (502)
Long-term borrowings                                         5,928         4,000
                                                           -------       -------

NET CASH PROVIDED BY FINANCING
ACTIVITIES                                                   8,493         5,241
                                                           -------       -------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                              (872)          120
Cash and cash equivalents at beginning of period             3,628         3,115
                                                           -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 2,756       $ 3,235
                                                           =======       =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES

Common stock issued in connection
with acquisition of subsidiary                             $ 2,253       $ 1,278
                                                           =======       =======


See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

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

2.    BASIS OF PRESENTATION

      The accompanying un-audited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the 1999 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures here in are adequate to make the information presented not misleading. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

      The balance sheet at December 31, 1999 has been derived from the audited financial statements at the date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1999.

3.    COMPREHENSIVE LOSS

      During the six months ended June 30, 2000 the Company incurred a comprehensive loss of approximately $540,000 and reported an accumulated other comprehensive loss of $2,629,000 as of June 30, 2000 as reflected on the consolidated condensed statements of changes to stockholders' equity (unaudited). The loss was due to the currency fluctuation and local currency translation losses on USD transactions with the Parent Company of a long-term investment nature.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

4.    EARNINGS PER SHARE

      Net income per common stock is calculated under the provisions of SFAS No. 128, "Earnings per Share". The increase in stock in 2000 gives effect to the acquisitions in 1999 and 2000.

      The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                         THREE MONTHS ENDED       SIX MONTH ENDED
                                        --------------------    --------------------
                                        JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                          1999        2000       1999        2000
                                        -------     -------     -------     -------
                                           IN THOUSANDS, EXCEPT PER SHARE DATA
Basic:
Net income                              $  647      $   87      $  980      $  110
Weighted average share of
 stock outstanding                       4,091       4,402       3,964       4,267
                                        ------      ------      ------      ------
Basic EPS                               $ 0.16      $ 0.02      $ 0.25      $ 0.03
                                        ======      ======      ======      ======


Diluted:
Net income                              $  647      $   87      $  980      $  110
                                        ======      ======      ======      ======

Weighted average share of
 stock outstanding                       4,091       4,402       3,964       4,267
                                        ------      ------      ------      ------
Totals                                   4,091       4,402       3,964       4,267
                                        ======      ======      ======      ======
Diluted EPS                             $ 0.16      $ 0.02      $ 0.25      $ 0.03
                                        ======      ======      ======      ======

      No stock options have been exercised during the first two quarters of 2000. Warrants granted in connection with the 1998 IPO and stock options granted in 1998, 1999 and 2000 have been excluded from the above calculations of diluted shares since the exercise price is equal to or greater than the average market price of the common stock during 1999 and 2000.

5.    ACQUISITIONS

      In separate transactions in March 1999 and May 1999, the Company acquired certain assets, businesses and trademarks of Multi Trade Company S.C. ("MTC") and The Cellar of Fine Wines ("PWW") for a combination of cash and common stock. On March 31, 2000, the Company purchased 100% of the shares of Polskie Hurtownie Alkoholi Sp. z o.o. ("PHA" distributing alcoholic beverages in Western Poland) for approximately $4 million cash and 268,126 shares of Common Stock. The pro forma unaudited results of operations for three and six month periods ended June 30, 1999 and June 30, 2000, assuming consummation of these acquisitions and issuance of the common stock as of January 1,

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

      1999 and January 1, 2000 are shown below. The pro forma results for the 1999 period include the results for all three companies referred to above.

                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                -----------------------     -----------------------
                                 JUNE 30,     JUNE 30,       JUNE 30,      JUNE 30,
                                  1999          2000          1999          2000
                                ---------     ---------     ---------     ---------
                                        IN THOUSANDS, EXCEPT PER SHARE DATA
Net sales                       $ 34,266      $ 31,323      $ 64,683      $ 59,516
Net income(loss)                     591            87           806            (7)
Net income per share data:
Basic and diluted               $   0.13      $   0.02      $   0.18      $   0.00

      The allocation of the purchase price for the PHA acquisition reflected in the June 30, 2000 consolidated condensed balance sheet is preliminary and subject to revision upon expiration of the escrow period upon which certain adjustments of the purchase price may occur. Also, the Company has not obtained an independent valuation of PHA at this time. Consequently, the entire amount ($5,228,000) of the excess cost over net assets acquired has been provisionally reported as goodwill in the accompanying consolidated condensed balance sheet and for purposes of the pro forma disclosures noted above it is being amortized over a 20 year period. The escrow deposit of $ 250,000 will be paid in full to the seller if between March 31, 2000 and August 31, 2000 the gross margin on sales by PHA is not less than the gross margin on sales by PHA during the period from March 31, 1999 to August 31, 1999. Management expects to finalize the purchase price and related allocations later in the year 2000.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

6.    LONG-TERM DEBT AND SHORT-TERM BANK LOANS

      On March 21, 2000 the Company signed an agreement for $700,000 to replace two loans redeemed in March 2000. The interest rate is 3 months LIBOR plus 1.5% and it is repayable on March 31, 2001.

      On March 29, 2000 the Company signed an agreement for a long term loan of $4,000,000. This loan was used as part of the consideration in the acquisition of PHA. The annual interest rate is 3 months LIBOR plus 1.65%. The loan is repayable in installments of $500,000 commencing June 30, 2001.

      On May 8, 2000 the Company signed an agreement for $1,500,000 to replace the loan redeemed in May 2000. The interest rate is 3 months LIBOR plus 1.4% and is repayable in June 30, 2001.

      On May 16, 2000 the Company signed an agreement for a long term loan of $850,000. The annual interest rate is 3 months LIBOR plus 1.5%. The loan is repayable in installments of $212,500 commencing August 20, 2001.

      In May 2000, the Company extended its loan facility of Euro 1,500,000 to May 11, 2001.

      In June 2000, the Company signed an overdraft facility agreement of $500,000 for the financing trade activity with JMB (customer). The interest payable is 3 month LIBOR plus 1.5%.

7.    INCOME TAXES

      Total income tax expense varies from expected income tax expense computed at Polish statutory rates (34% in 1999 and 30% in 2000) as follows:

                                                SIX MONTHS ENDED     SIX MONTHS ENDED
                                                 JUNE 30, 1999         JUNE 30, 2000
                                                ----------------     ----------------
      Tax at Polish statutory rate                   $ 468                $ 63
      Increase in deferred tax valuation
      allowance                                         12                  20
      Translation adjustment                           (96)                 --
      Permanent differences                             12                  17
                                                     -----                ----

      Income tax expense                             $ 396                $100
                                                     =====                ====

      The corporate income tax rates in Poland is 30% in 2000 and will be 28% in 2001.

      Tax liabilities (including corporate income tax, Value Added Tax, social security, and other taxes) of the Company's Polish subsidiaries may be subject to examinations by the Polish tax authorities for up to five years from the end of the year the tax is payable. CEDC's US federal income tax returns are also subject to examination by the US tax authorities. The application of Polish tax laws and regulations maybe susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determination by the tax authorities.

8.    COMMITMENTS AND CONTINGENT LIABILITIES

      The Company is involved in litigation and has claims against it for matters arising in the ordinary course of business. In the opinion of management, the outcome will not have a material adverse effect on the Company.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

      The Company has signed an agreement to purchase a modern warehouse and distribution facility within Warsaw city limits. Consideration for the purchase will be $15 million and completion is expected in the fourth quarter of this year. Presently the Company has only been required to pay $50,000 as a contract signing fee, the next payment is scheduled for quarter 3 of this year. The Company is presently, finalizing financing for this purchase.

      The articles' of association of one of the Company's wholly owned subsidiaries states that retained earnings must be distributed to its shareholders. This subsidiary has not paid any dividends, to the Company since being aquired but rather elected to retain its profits. The Polish tax authorities may view the violation of the article of association as a form of a non-interest bearing loan and as a result impute an interest portion based on the bank borrowing rate. This imputed interest is taxable at the corporate income tax rate. The additional amount of tax that maybe payable could amount to approximately $144,000. The Company as sole shareholder of this subsidiary will delete this provision requiring dividends be paid.

9.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for our fiscal year beginning 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities in the Consolidated Condensed Balance Sheets at fair value. The impact of the adoption of SFAS 133, as amended has not yet been determined.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following analysis should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

OVERVIEW

        The Company's operating results are generally determined by the volume of alcoholic beverages that can be sold by the Company through its national distribution system, the gross profits on such sales and control of costs. The Company purchases the alcoholic beverages it distributes from producers as well as other importers and wholesalers. Almost all such purchases are made with the sellers providing a period of time, generally between 25 and 90 days, before the purchase price is to be paid by the Company. Since the initial public offering, the Company pays costs on delivery for its domestic vodka purchases in order to receive additional discounts. The Company sells the alcoholic beverages with a mark-up over its purchase price, which mark up reflects the market price for such individual product brands in the Polish market. The Company's bad debt ratio provision as a percentage of net sales was 0.17% in 1998, 0.28% in 1999 and 0.26% for the six-month period ended June 30, 2000.

        The following comments regarding variations in operating results should be read considering the rates of inflation in Poland during the period 9.8% in 1999 and an annualized 10.2% to June 30, 2000. Consideration should also be given to the movements of the Polish zloty compared to the U.S. Dollar. In 1999 the zloty depreciated by 18.6% against the U.S. Dollar. In the six month period ended June 30, 2000 the zloty depreciated 5.8% against the U.S. Dollar.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

        Net sales increased $12.27 million, or 32.5% from $37.77 million in the six months ended June 30, 1999 to $50.0 million in the six months ended June 30, 2000. This increase is mainly due to increased market penetration following the acquisition of Polskie Hurtownie Alkoholi Sp. Z o.o. ('PHA').

        Cost of goods sold increased $10.7 million, or 33.0%, from $32.45 million in the six months ended June 30, 1999 to $43.15 million in the six months ended June 30, 2000. As a percentage of net sales cost of goods sold increased from 85.9% to 86.2%. This increase is partly due to the dilution of the product mix towards domestic Vodka following the acquisition of PHA.

        Selling, general and administrative expense increased 44.7% from $4.01 million in the six months ended June 30, 1999 to $5.8 million in the three months ended June 30, 2000. This increase is mainly due to the expansion of sales noted above and principally from the SG&A from acquisitions not fully reflected in the same period last year. As a percentage of net sales, sales, general and administrative expenses increased from 10.6% to 11.6%. This increase is due to the costs of integrating of the acquisitions.

        Interest expense increased $281,000 or 255% from $110,000 in the six months ended June 30, 1999 to $391,000 in the six months ended June 30, 2000. This increase is mainly due to the additional borrowings undertaken for the acquisition of PHA. As a percentage of net sales, interest expense increased from 0.3% in 1999 to 0.8% in 2000.

        Interest income was $165,000 in the six months ended June 30, 2000 compared to $157,000 in the six months ended June 30, 1999.

        Net realized and unrealized foreign currency transactions resulted in gains of $17,000 in the six months ended June 30, 1999 and losses of $506,000 in the six months ended June 30, 2000. The net loss in 2000 is mainly due to the devaluation of

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

the zloty, mainly in the second quarter, versus the U.S. dollar, in which a substantial portion of the Company's liabilities are denominated.

Income tax expense decreased $296,000 from $396,000 in the six months ended June 30, 1999 to $100,000 in the six months ended June 30, 2000. This decrease is mainly due to the decrease in income before income taxes from $1,376,000 to $210,000.

Net income decreased $870,000 or 88.8% from $980,000 in the six months ended June 30, 1999 to $110,000 in the six months ended June 30, 2000. This decrease is due to the factors noted above.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

        Net sales increased $7.79 million, or 33.1% from $23.53 million in the three months ended June 30, 1999 to $31.32 million in the three months ended June 30, 2000. This increase is mainly due to increased market penetration following the acquisition of PHA.

        Cost of goods sold increased $6.92 million, or 34.1%, from $20.3 million in the three months ended June 30, 1999 to $27.23 million in the three months ended June 30, 2000. As a percentage of net sales cost of goods sold increased from 86.2% to 86.9%. This increase is partly due to the dilution of the product mix towards domestic Vodka following the acquisition of PHA.

        Selling, general and administrative expenses increased 31.4% from $2.47 million in the three months ended June 30, 1999 to $3.25 million in the three months ended June 30, 2000. This increase is mainly due to the expansion of sales noted above and principally from the SG&A from acquisitions not fully reflected in the same period last year. As a percentage of net sales, selling, general and administrative expenses remained stable at 10.4%.

        Interest expense increased $171,000 or 203% from $84,000 in the three months ended June 30, 1999 to $255,000 in the three months ended June 30, 2000. This increase is mainly due to the additional borrowings undertaken for the acquisition of PHA. As a percentage of net sales, interest expense increased from 0.41% in 1999 to 0.8% in 2000.

        Interest income was $109,000 in the three months ended June 30, 2000 compared to $72,000 in the three months ended June 30, 2000.

        Net realized and unrealized foreign currency transactions resulted in gains of $120,000 in the three months ended June 30, 1999 and losses of $415,000 in the three months ended June 30, 2000. The net loss in 2000 is mainly due to the devaluation of the zloty, versus the U.S. dollar, in which a substantial portion of the Company's liabilities are denominated.

        Income tax expense decreased $110,000 from $199,000 in the three months ended June 30, 1999 to $89,000 in the three months ended June 30, 2000. This increase is mainly due to the decrease in income before income taxes from $846,000 to $176,000, respectively.

        Net income decreased $560,000 or 79.2% from $647,000 in the three months ended June 30, 1999 to $87,000 in the three months ended June 30, 2000. This decrease is due to the factors noted above.

STATEMENT OF LIQUIDITY AND CAPITAL RESOURCES

        The Company's net cash balance increased by $120,000 in the first six months of 2000 compared to a decrease of $872,000 in the corresponding period of 1999. The increase in 2000 is primarily as a result of borrowings used partially to fund the acquisition of PHA.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

        The net cash used in operating activities was $233,000 in the first six months of 2000 compared to $3.9 million used during the same period in 1999. This improvement is mainly due to better use of working capital required to finance inventories.

        The net cash used in investing activities amounted to $4.8 million in the six months ended June 30, 2000 compared to $5.4 million in the six months ended June 30, 1999. Investing activities in 2000 consist primarily of the acquisition of PHA.

        The net cash provided by financing activities in the six months ended June 30, 2000 was $5.2 million compared to net cash of $8.5 million provided in the six months ended June 30, 1999. The net proceeds from borrowings in 1999 were accountable for this increase. The borrowings were used for working capital and the PHA acquisition.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

STATEMENT ON INFLATION AND CURRENCY FLUCTUATIONS

        Inflation in Poland is projected at 6.0% for 2000, though for the first half year it was 10.1% annualized.

        The share of purchases denominated in foreign currencies has decreased in relation to sales resulting in lower overall foreign exchange exposure on imported products. However, the level of borrowing denominated in US dollars has increased due to working capital requirements and the acquisition of PHA. The zloty was stable during the first quarter of 2000, however, during the second quarter it depreciated 5.8% against the U.S. Dollar.

SEASONALITY

        The Company's sales have been historically seasonal with around 40% of the sales in 1998 occurring in the first half of the year, compared to around 42% in 1999. The higher leveraging of the business and effectiveness result in a larger share of net profits earned in the second half of the year. In fiscal 1998 and 1999, over 63% and 50% of net income, respectively were earned in the second half of the year.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETABLE SECURITIES

FOREIGN CURRENCY RISK.

        Currently all of the Company's loans are denominated in currencies other than its functional currency, the Polish Zloty. As a result the Company in the three months ended June 30, 2000 experienced significant foreign exchange exposures. To contain these exposures the Company acquired fixed-period forward-exchange contracts matched in denomination and value to the associated loans. Where a loan is hedged, the net gain or loss on foreign exchange is amortized over the remaining life of the loan. Where there is no specific hedge then the impact on results is at the net fair value of the transactions.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

        27   Financial Data Schedule

(b) REPORTS ON FORM 8K

    The following report on Form 8-K was filed during the first quarter of 2000.

    Report filed on June 1, 2000 announcing the acquisition of Polskie Hurtownie Alkoholi formerly "Jama".

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       CENTRAL EUROPEAN DISTRIBUTION CORPORATION
                                       (registrant)

Date: August 14, 2000                  BY: /s/ WILLIAM V. CAREY
                                           ------------------------
                                           William V. Carey
                                           President and Chief Executive Officer

Date: August 14, 2000                  BY: /s/ NEIL A.M. CROOK
                                           -----------------------
                                           Neil A.M. Crook
                                           Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                         DESCRIPTION
-------                         -----------

27           Financial Data Schedule