Form 10-Q
period 2000-09-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2000-11-14
CIK 1046880

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD JULY 1, 2000 TO SEPTEMBER 30, 2000.


                         COMMISSION FILE NUMBER 0-24341

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                              54-18652710
     ------------------------            -------------------------------
     (STATE OF INCORPORATION)           (IRS EMPLOYER IDENTIFICATION NO.)

       1343 MAIN STREET, #301
         SARASOTA, FLORIDA                            34236
---------------------------------------            -----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)             (ZIP CODE)


                                 (941) 330-1558
                         -------------------------------
                         (REGISTRANT'S TELEPHONE NUMBER,
                              INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of each class of the issuer's common stock as of September 30, 2000:

Common Stock ($.01 par value)............................... 4,402,356 shares

--------------------------------------------------------------------------------

                                      INDEX

                                                                                          PAGE
                                                                                          ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements ...........................................................   3

          Consolidated Condensed Balance Sheets, September 30,
             2000 (unaudited) and December 31, 1999 ......................................   3

          Consolidated Condensed Statements of Income (unaudited) for the three and nine month periods ended September 30, 1999 and September 30,
             2000.........................................................................   5

          Consolidated Condensed Statements of Changes in Stockholders'
             Equity (unaudited) as of September 30, 2000..................................   6

          Consolidated Condensed Statements of Cash Flows (unaudited) for
             the nine month periods  ended September 30, 1999 and September 30 2000.......   7

          Notes to Consolidated Condensed Financial Statements (unaudited)................   8

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations .........................................  14

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.......................  19

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ...............................................  20

Signatures ...............................................................................  21



                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    Amounts in columns expressed in thousands
                             (except per share data)

                                                   DECEMBER 31,    SEPTEMBER 30,
                                                           1999             2000
                                                   ------------    -------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                               $ 3,115          $ 2,540
Accounts receivable, net of allowance for
doubtful accounts of $343,000 and $910,000,
respectively                                             17,299           18,586
Inventories                                               7,610            6,926
Prepaid expenses and other current assets                 2,208            1,421
Deferred income taxes                                       107              164
                                                        -------          -------

TOTAL CURRENT ASSETS                                     30,339           29,637

Equipment, net                                            1,618            2,691
Intangible assets, net                                    6,676           10,877
Other assets                                                139              145
Deferred income taxes                                       194              349
                                                        -------          -------

TOTAL ASSETS                                            $38,966          $43,699
                                                        =======          =======



See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

          CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED) - CONTINUED
                    Amounts in columns expressed in thousands
                             (except per share data)


                                             DECEMBER 31,   SEPTEMBER 30,
                                                     1999            2000
                                             ------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade accounts payable                          $ 14,629       $ 14,039
Bank loans and overdraft facilities                4,930          9,051
Other current liabilities                          1,172            933
Current portion of long-term debt                      -          3,347
                                                --------       --------

TOTAL CURRENT LIABILITIES                         20,731         27,370

Long term debt, net of current portion             3,622          1,313

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value, 1,000,000
shares authorized; no shares issued and
outstanding)                                          --             --
Common Stock ($0.01 par value, 20,000,000
shares authorized, 4,134,230 and 4,402,356
shares issued and outstanding at
December 31, 1999 and September 30,
2000, respectively)                                   42             45
Additional paid-in-capital                        12,900         14,175
Retained earnings                                  3,650          3,879
Accumulated other comprehensive loss              (1,979)        (3,083)
                                                --------       --------

TOTAL STOCKHOLDERS' EQUITY                        14,613         15,016
                                                --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 38,966       $ 43,699
                                                ========       ========

See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                    Amounts in columns expressed in thousands
                             (except per share data)


                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                              ----------------------------   -----------------------------
                                              SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                       1999            2000           1999            2000
                                              -------------   -------------  -------------   -------------
NET SALES                                          $ 25,676        $ 32,103       $ 63,450        $ 82,146
Cost of goods sold                                   22,145          27,906         54,592          71,052
                                                   --------        --------       --------        --------


GROSS PROFIT                                          3,531           4,197          8,858          11,094

Selling, general and
administrative expenses                               2,380           3,706          6,388           9,506
                                                   --------        --------       --------        --------


OPERATING INCOME                                      1,151             491          2,470           1,588

Non-operating income (expense)
  Interest expense                                      (90)           (252)          (200)           (643)
  Interest income                                        99              46            256             211
  Realized and unrealized
    foreign currency
    transaction
    loss, net                                          (394)           (236)          (377)           (742)
  Other income
    (expense), net                                      124              61            117             (94)
                                                   --------        --------       --------        --------

INCOME BEFORE INCOME TAXES                              890             110          2,266             320
Income tax expense (benefit)                            480              (9)           876              91
                                                   --------        --------       --------        --------

NET INCOME                                              410             119          1,390             229
                                                   ========        ========       ========        ========
NET INCOME
PER SHARE OF COMMON STOCK,
BASIC AND DILUTIVE                                 $   0.10          $ 0.03       $   0.35        $   0.05
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

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)
                    Amounts in columns expressed in thousands
                             (except per share data)


                                                                            ACCUMULATED
                                                   ADDITIONAL                  OTHER
                                                    PAID-IN     RETAINED   COMPREHENSIVE
                                   COMMON STOCK     CAPITAL     EARNINGS        LOSS          TOTAL
                                   -------------   ----------  ----------  -------------  --------------
                                   NO. OF
                                   SHARES    AMOUNT
                                   --------- ------
Balance at
December 31,
1999                                4,134   $   42  $ 12,900  $    3,650    $   (1,979)       $14,613

Issue of shares
for acquisition                       268        3     1,275                                    1,278

Net income for
the nine months
ended September 30,
2000                                                                 229                          229

Foreign currency
translation
adjustment                                                                      (1,104)        (1,104)
                                 --------- -------  --------   ---------    ----------        -------
Comprehensive loss for the
nine months ended
September 30, 2000                     --       --        --         229        (1,104)         (875)
                                 --------- -------  --------   ---------   -----------        -------


BALANCE AT
SEPTEMBER 30,
2000                                4,402  $    45 $ 14,175   $    3,879    $   (3,083)       $15,016
                                ========== ======= ========   ==========   ===========    ===========




See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    Amounts in columns expressed in thousands
                             (except per share data)


                                                      NINE MONTHS    NINE MONTHS
                                                            ENDED          ENDED
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                             1999           2000
                                                         --------       --------

NET CASH USED IN OPERATING ACTIVITIES                   $ (1,350)      $   (757)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment                                    (1,030)        (1,205)
Proceeds from the disposal of equipment                       81             76
Acquisition of companies                                  (4,758)        (3,855)
                                                         --------       --------

NET CASH USED IN INVESTING ACTIVITIES                     (5,707)        (4,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on overdraft facility                           2,666            --
Payments of overdraft facility                            (1,094)          (171)
Short-term borrowings                                        524          1,939
Payments of short term borrowings                            --          (1,327)
Long-term borrowings                                        6,459         5,600
Payments of long-term borrowings                              --            875
                                                         --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   8,555         5,166
                                                         --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        1,498          (575)
Cash and cash equivalents at beginning of period            3,628          3,115
                                                         --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  5,126       $  2,540
                                                         ========       ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES

Common stock issued in connection with
acquisition of subsidiaries                              $  2,253       $  1,278
                                                         ========       ========



See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)

1. ORGANISATION AND DESCRIPTION OF BUSINESS

   Central European Distribution Corporation (CEDC) was organized as a Delaware Corporation in September 1997 to operate as a holding company through its sole subsidiary, Carey Agri International Poland Sp. z o.o.(Carey Agri). In 1999 CEDC formed two additional subsidiaries (MTC and CFW) and in 2000 acquired another company as disclosed in Note 5 below. CEDC and its subsidiaries are referred to herein as the Company.

2. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate to make the information presented not misleading. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

   The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1999.

3. COMPREHENSIVE INCOME

   During the nine month period ended September 30, 2000, the Company incurred foreign currency translation losses of $1,087,000, and reported an accumulated other comprehensive loss of $3,083,000 as of September 30, 2000 as reflected in the Consolidated Condensed Statements of Changes in Stockholder's Equity (Unaudited). The losses were due to the currency fluctuations, largely between the Polish Zloty and the US Dollar, and local currency translation losses on USD transactions with the parent company of a long-term investment nature.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)

4. EARNINGS PER SHARE

   Net income per common share is calculated under the provisions of SFAS No. 128, "Earnings per Share". The increase in stock in 2000 gives effect to the acquisitions in 1999 and 2000.

   The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                              THREE MONTHS ENDED               NINE MONTHS ENDED
                   -----------------------------   -----------------------------
                   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                            1999            2000            1999            2000
                   -------------   -------------   -------------   -------------
Basic:
Net income               $   410         $   119         $ 1,390           $229
                         =======         =======         =======         ======
Average shares
outstanding                4,134           4,402           4,022          4,314
                         =======         =======         =======         ======
Basic EPS                $  0.10         $  0.03         $  0.35         $ 0.05
                         =======         =======         =======         ======
Diluted:
Net income               $   410         $   119         $ 1,390           $229
                         =======         =======         =======         ======
Average shares
outstanding                4,134           4,402           4,022          4,314
Net effect of dilutive
stock  options -
based on the treasury
stock method                  --              --              --             --
                         =======         =======         =======         ======
Totals                     4,134           4,402           4,022          4,314
                         =======         =======         =======         ======
Diluted EPS              $  0.10         $  0.03         $  0.35         $ 0.05
                         =======         =======         =======         ======

   Warrants granted in connection with the 1998 IPO and stock options granted in 1998, 1999 and 2000 have been excluded from the above calculations of diluted shares since the exercise price is equal to or greater than the average market price of the common shares during 1999 and 2000.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)

5. ACQUISITIONS

In separate transactions in March 1999 and May 1999, the Company acquired certain assets, businesses and trademarks of Multi Trade Company S.C. ("MTC") and The Cellar of Fine Wines ("CFW") for a combination of cash and common stock. On March 31, 2000, the Company purchased 100% of the shares of Polskie Hurtownie Alkoholi Sp. z o.o. ("PHA"- distributing alcoholic beverages in Western Poland) for approximately $4 million cash and 268,126 shares of common stock. The pro forma UNAUDITED results of operations for the three and nine month periods ended September 30, 1999 and September 30, 2000, assuming the consummation of these acquisitions and issuance of the common stock as of January 1, 1999 and January 1, 2000 are disclosed below. The pro forma results for the 1999 period include the results for all three companies referred to above.


                           THREE MONTHS ENDED                 NINE MONTHS ENDED
              -------------------------------    -------------------------------
              SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                       1999              2000             1999              2000
              -------------     -------------    -------------     -------------

Net sales          $ 36,539          $ 32,103        $ 101,141          $ 91,619
Net income              548               119            1,460               113
Net income
per share data:

Basic and diluted  $   0.12          $   0.03        $    0.33          $   0.03


       The allocation of the purchase price for the PHA acquisition reflected in the March 31, 2000 consolidated condensed balance sheet (unaudited) is preliminary and subject to revision upon expiration of the escrow period upon which certain adjustments of the purchase price may occur. Also, the Company has not finalized the independent valuation of PHA at this time. Consequently, the entire amount ($5,228,000) of the excess cost over net assets acquired has been provisionally reported as goodwill in the accompanying consolidated condensed balance sheet (unaudited) and for purposes of the pro forma disclosures noted above it is being amortized over the future economic benefit of 20 years. The escrow deposit of $250,000 will be paid in full to the sellers if between March 31, 2000 and August 31, 2000 the gross margin on sales by PHA is not less than the gross margin achieved by PHA in the period between March 31, 1999 and August 31, 1999. The gross margin critieria was met, and one-half of the escrow deposit was paid, the other half will be paid pending discussions with the previous shareholders concerning unrecorded liabilities. Management expects to finalize the purchase price and the related allocations during the fourth quarter.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)

6.     LONG-TERM DEBT AND SHORT-TERM BANK LOANS

       On March 21, 2000 the Company signed a loan agreement for $700,000 to replace two loans redeemed in March 2000. The interest rate is 3 month LIBOR plus 1.5% and the loan is repayable on March 31, 2001.

On March 29, 2000 the Company signed an agreement for a long term loan of $4,000,000. This loan was used as part of the consideration in the acquisition of PHA. The annual interest rate is 3 month LIBOR plus 1,65%. The loan is repayable in installments of $500,000 commencing June 30, 2001.

On May 8, 2000 the Company signed a loan agreement for $1,500,000 to replace the loan redeemed in May 2000. The interest rate is 3 month LIBOR plus 1.4% and the loan is repayable on June 30, 2001.

On May 16, 2000 the Company signed an agreement for a long term loan of $850,000. The annual interest rate is 3 month LIBOR plus 1,5%. The loan is repayable in installments of $212,500 commencing August 20, 2001.

In May 2000, the Company extended its loan facility of EURO 1,500,000 to May 11, 2001.

In June 2000, the Company signed an overdraft facility agreement of $500,000 for financing trade activity with JMB a new key account. This facility was increased in August 2000 by an additional $500,000 to cover increased trade.

On July 21, 2000, the Company signed a loan agreement for $750,000. The annual interest rate is 3 month LIBOR plus 1.5%. The loan is repayable in installments of $201,250 commencing August 20, 2001.

On August 1, 2000, the Company signed an agreement for a short term loan amounting to $ 233,110. The annual interest rate is 1 month LIBOR plus 0.8%. The interest is paid monthly. The loan is repayable on June 16, 2001.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)

7.     INCOME TAXES

       Total income tax expense varies from expected income tax expense computed at Polish statutory rates (34% in 1999 and 30% in 2000) as follows:

                                  NINE MONTHS ENDED           NINE MONTHS ENDED
                                 SEPTEMBER 30, 1999          SEPTEMBER 30, 2000
                                 ------------------          ------------------

       Tax at Polish
       statutory rate                     $   770                     $   96
       Increase, in
       deferred tax
       valuation allowance                     35
       Permanent differences
       and other items                         71                         (5)
                                          -------                    -------

       Income tax expense                 $   876                     $   91
                                          =======                    =======

       The enacted corporate income tax rates in Poland is 30% in 2000 and will be 28% in 2001.

       Tax liabilities (including corporate income tax, Value Added Tax, social security, and other taxes) of the Company's Polish subsidiaries may be subject to examinations by Polish tax authorities for up to five years from the end of the year in which the tax is payable. CEDC's US federal income tax returns are also subject to examination by US tax authorities. As the application of tax laws and regulations for the many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements may change at a later date upon final determination by the tax authorities.

8.     COMMITMENTS AND CONTINGENT LIABILITIES

       The Company is involved in litigation and has claims against it for matters arising in the ordinary course of business. In the opinion of management, the outcome will not have a material adverse effect on the Company.

       The Company has signed an agreement to purchase a modern warehouse and distribution facility within the Warsaw city limits. Consideration for the purchase will be $15 million and completion is expected in quarter 4. Presently the Company has only been required to pay $ 50,000 as a contract signing fee.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)



8.     COMMITMENTS AND CONTINGENT LIABILITIES - CONTINUED

       One of the Company's subsidiaries articles of association states that retained earnings must be distributed to the shareholders. The subsidiary has not paid any dividends, but rather elected to retain its profits. The Polish tax authorities may view the violation of the articles of association as a form of an non-interest bearing loan and as a result impute taxable interest based on the bank borrowing rate. This imputed interest is taxable at the corporate income tax rate. The additional amount of tax that maybe payable could amount to approximately $144,000 USD. The subsidiary has revised its articles in order to minimize the risk and also believes that no provision for the added tax expenses is necessary at this time.


9.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging gains or losses as adjustments to be reported in net income or other comprehensive income as appropriate. The Company will adopt SFAS No. 133 in fiscal 2001. Management does not believe the adoption of SFAS No. 131 will have a material effect on the Company's results of operations or financial position.

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

OVERVIEW

              The Company's operating results are generally determined by the volume of alcoholic beverages that can be sold by the Company through its national distribution system, the gross profits on such sales and control of costs. The Company purchases the alcoholic beverages it distributes from producers as well as other importers and wholesalers. Almost all such purchases are made with the sellers providing a period of time, generally between 25 and 90 days, before the purchase price is to be paid by the Company. Since the initial public offering, in July 1998, the Company pays costs on delivery for most of its domestic vodka purchases in order to receive additional discounts. The Company sells the alcoholic beverages with a mark-up over its purchase price, which mark up reflects the market price for such individual product brands in the Polish market. The Company's bad debt ratio provision as a percentage of net sales was 0.12% in 1997, 0.17% in 1998, 0.28% in 1999, and 0.88% in the nine-month period ended September 30, 2000.

              The following comments regarding variations in operating results should be read considering the rates of inflation in Poland during the period, 9.8% in 1999 and 10.3% for the nine months ended September 30, 2000 -- as well as the movement of the Polish Zloty compared to the U.S. Dollar. The Zloty depreciated 18.6% against the U.S. Dollar in 1999. In the nine-month period to September 30, 2000 the Zloty depreciated 9.4% against the U.S. Dollar.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

              Net sales increased $18.7 million, or 29.5% from $63.45 million in 1999 to $82.15 million in 2000. This increase is mainly due to increased market penetration by the existing distribution system, increased sales of domestic vodka and the effect of acquisitions.

              Cost of goods sold increased $16.46 million, or 30.2%, from $54.59 million in 1999 to $71.05 million in 2000. As a percentage of net sales cost of goods sold increased from 86% to 86.5%. This increase is mainly due to increased sales of domestic vodka as a portion of sales because domestic vodka sells at a lower gross margin than imported alcohol products.

              Sales, general and administrative expense increased 49% from $6.39 million in 1999 to $9.51 million in 2000. This increase is mainly due to the expansion of sales noted above. As a percentage of net sales, sales, general and administrative expenses increased from 10.1% in 1999 to 11.6% in 2000. This increase is due to increased costs on goodwill amortization and provisioning for doubtful debts.

              Interest expense increased $443,000 or 221.5% from $200,000 in 1999 to $643,000 in 2000. This increase is mainly due to additional short-term credits to support the sales growth noted above and to make acquisitions. As a percentage of net sales, interest expense was 0.3% in 1999 and 0.8% in 2000.

              Net realized and unrealized foreign currency transactions resulted a loss of $377,000 in 1999 and a loss of $742,000 in 2000. The loss in 2000 is mainly due to the losses of the Zloty versus the EURO and US Dollar. A substantial portion of the Company's assets are denominated in the Zloty, while borrowings denominated in EURO's and US Dollars were increased.

              Income tax expense decreased $785,000 from $876,000 in 1999 to $91,000 in 2000. This decrease is mainly due to the decrease in income before income taxes from $2.26 million to $320,000 respectively and adjustments of the deferred tax asset valuation allowance in the third quarter.

              The effective tax rate decreased from 38.7% in 1999 to 28.4% in 2000.

              Net income decreased $1.16 million from $1.39 million in 1999 to $229,000 in 2000. This decrease is due to the factors noted above.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SETEMBER 30, 1999

              Net sales increased $6.42 million, or 25% from $25.68 million to $32.10 million. This increase is mainly due to increased market penetration by the existing distribution system, increased sales of domestic vodka and acquisitions.

              Cost of goods sold increased $5.76 million, or 26%, from $22.15 million in 1999 to $27.91 million in 2000. As a percentage of net sales, cost of goods sold increased from 86.2% to 86.9%. This increase is mainly due to higher sales of domestic vodka, which sells at a lower gross margin than imported products.

              Sales, general and administrative expense increased $1.33 million, or 55.8% from $2.38 million in 1999 to $3.71 million in 2000. This increase is mainly due to the expansion of sales noted above. As a percentage of net sales, sales, general and administrative expenses increased from 9.3% to 11.5%.

              Interest expense increased $162,000 from $90,000 in 1999 to $252,000 in 2000. This increase is mainly due to additional borrowings for working capital and for the acquisitions. Interest income decreased $53,000 from $99,000 in 1999 to $46,000 in 2000.
              This other income was mainly due to cash invested in short-term deposits.

              Net realized and unrealized foreign currency transactions decreased $158,000 from a loss of $394,000 in 1999 to a loss of $236,000 in 2000. During the three months ended September 30, 2000, the zloty, in which a substantial portion of the Company's assets are denominated, depreciated 3.4% versus the U.S. Dollar.

              Income tax expense decreased $471,000 from $480,000 in 1999 to a credit of $9000 in 2000. This decrease is mainly due to the decrease in income before income taxes from $890,000 to $110,000, respectively and an adjustment of the deferred tax asset valuation allowance and calculations of the tax benefits applicable to translation differences.

              The effective tax rate decreased from 53.9% in 1999 to (8.2) in 2000. Permanent differences (for items such as non-deductible interest, taxes, and depreciation) between financial and taxable income increased, and the deferred tax asset valuation allowance and tax benefits of translation differences arising in the second quarter were adjusted in the quarter ended September 30, 2000. For these reasons the effective tax rate was significantly higher in 2000.

              Net income decreased $291,000 from $410,000 in 1999 to $119,000 in 2000. This increase is due to the factors noted above.

STATEMENT OF LIQUIDITY AND CAPITAL RESOURCES

              The Company's net cash balance decreased by $0.58 million in the first nine months of 2000 compared to an increase of $1.5 million in the corresponding period of 1999, primarily as a result of higher working capital provided from debt financing activities.

              The net cash used in operating activities decreased by $0.59 million in 2000 to a negative $0.76 million compared to a negative $1.35 million in 1999. The increase is due to higher working capital from operations and the effect of borrowings.

              The investing activities amount to $4.98 million in the 2000 period and are in most part related to the acquisitions as well as a substantial increase in vehicle purchases as leases expired. During the 1999 period the investing activities amounted to $5.71 million of which the largest part was invested in marketable securities.

              Financing activities resulted in an increase of $5.17 million due to EURO and U.S. Dollar denominated loans. The net change of the overdraft facility and short-term borrowings was an increase of borrowings of $1.8 million.

              The Company began 2000 with debts of $8.5 million and in the first nine-months of 2000 the Company incurred short-term debts of $0.44 million and long-term debt of $4.77 million to facilitate the acquisitions and increase working capital.

              The amount of the Company's stockholders' equity is directly affected by foreign currency translation adjustments. In the first nine months of 2000, such adjustments resulted in a comprehensive loss of $1.10 million and a decrease in stockholders' equity of a like amount. See note 3 to the condensed consolidated financial statements for further information.


STATEMENT ON INFLATION AND CURRENCY FLUCTUATIONS

              Inflation in Poland is projected at 9.1% for the whole of 2000, compared to 9.8% for 1999. For the first nine months of 2000, the inflation was 10.3%.The share of purchases denominated in non-Polish currency has decreased resulting in lower foreign exchange exposure for purchases. However, the level of borrowing denominated in U.S. Dollars and EURO's has increased due to higher sales and the need to finance the acquisitions. The Zloty has depreciated 9.4% against the US Dollar in the first nine months of 2000, and has depreciated 4.3% against the EURO.

SEASONALITY

              The Company's sales have been historically seasonable with 58.1% of the sales in 1999 occurring in the second half of the year, of which over 30% occurred in the last quarter.

              The Company expects to experience variability in sales and net income on a quarterly basis.

              The Company's working capital requirements are also seasonal, and are normally highest in the months of November to December. Liquidity is then normally improving when collections are made on the higher sales during the month of January.

OTHER MATTERS


              The Company continues to be involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's financial condition or results of operations.

              During March of 2000 the Company also finalized its acquisition of Polskie Hurtownie Alkoholi Sp. z o.o. ("PHA") paying approximately $4 million in cash and 268,126 shares of restricted stock. The acquisition did not have an effect on operating results for the first quarter of 2000 although it did effect the second and third quarters.

Item 3. Quantitative and Qualitative Disclosures About Marketable Securities


Foreign Currency Risk. Currently all of the Company's loans are denominated in currencies other than its functional currency, the Polish Zloty, as a result we have in the three months ended September 30, 2000 experienced significant foreign exchange exposures. To contain these exposures the Company acquires fixed period forward exchange contracts matched in denomination and value to the associated loans. Where a loan is hedged then the net gain or loss on foreign exchange is amortized over the remaining life of the loan. Where there is no specific hedge then the impact on results is at the net fair value of the transactions.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

         (a) Exhibit

             27. Financial Data Schedule

         (b) Reports on Form 8-K

             No reports on form 8-K were filed during the third quarter of 2000

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                     CENTRAL EUROPEAN DISTRIBUTION CORPORATION
                                                    (registrant)


Date: November 14, 2000              By: /s/ WILLIAM V. CAREY
                                        ----------------------------------------
                                                   William V. Carey
                                         President and Chief Executive Officer



Date: November 14, 2000              By: /s/ NEIL A.M. CROOK
                                        ----------------------------------------
                                                   Neil A.M. Crook
                                             Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NO.              DESCRIPTION
-------      -------------------------

  27         Financial Data Schedule