Form 10-K
period 2000-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2001-04-02
CIK 1046880

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    Form 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                         Commission File Number 0-24341

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                    54-1865271
   ---------------------------------        -----------------------------------
   (State or other jurisdiction             (I.R.S. employer identification no.)
   of incorporation or organization)

   343 MAIN STREET, SUITE 301, SARASOTA FLORIDA               34236
   ---------------------------------------------            ----------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of the registrant's common stock on the Nasdaq National Stock Market) on March 27, 2001 was $7,553,508.*

         As of March 23, 2001, the registrant had 4,338,256 shares of common stock outstanding.

                       Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of stockholders to be held on April 30, 2001 are incorporated by reference into Part III.

- -----------
* Solely for purposes of this calculation, all directors and executive officials of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.

                                TABLE OF CONTENTS

PART I
                                                                                     PAGE
                                                                                     ---

    Item 1.     Business                                                              4

    Item 2.     Properties                                                           18

    Item 3.     Legal Proceedings                                                    19

    Item 4.     Submission of Matters to a Vote of Security-Holders                  19

PART II

    Item 5.      Market for Registrant's Common Equity and Related
                 Stockholder Matters                                                 19

    Item 6.      Selected Financial Data                                             20

    Item 7.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                 21

    Item 7A.     Quantitative and Qualitative About Market Risk                      24

    Item 8.      Financial Statements and Supplementary Data                         46

    Item 9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                                 46

PART III

    Item 10.     Directors and Executive Officers of the Registrant                  46

    Item 11.     Executive Compensation                                              46

    Item 12.     Security Ownership of Certain Beneficial Owners and Management      46

    Item 13.     Certain Relationships and Related Transactions                      46

PART IV

    Item  14.     Exhibits, Financial Statement Schedules and Reports
                  on Form 8K                                                         97

         Signatures                                                                  50

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

PART I

ITEM 1. BUSINESS

GENERAL

     The registrant ("CEDC"), and its wholly owned subsidiaries, Carey Agri International Poland Sp z.o.o., ("Carey Agri"), Multi Trade Company (MTC) The Cellars of Fine Wines, ("PWW", "CFW" ), which were acquired during 1999, and Polskie Hurtownie Alkoholi (PHA), are referred to herein jointly as the "Company." PWW was acquired in 1999 and PHA, in 2000. See Note 10 to the note to the consolidated financial statements.

     The Company, formed in 1990, is a leading importer and distributor of alcoholic beverages in Poland. The Company operates the largest nationwide next-day alcoholic beverage delivery service in Poland through its seventeen regional offices located in Poland's principal cities, including Warsaw, Krakow, Gdynia and Katowice. The Company currently distributes approximately 330 brands in three categories: beer, spirits and wine. The Company imports and distributes seven international beers, including GUINNESS, CORONA, MILLER, FOSTER'S and BECK'S PILSNER. The Company currently distributes approximately 1000 spirit products, including leading international brands of scotch, single malt and other whiskeys, rums, bourbons, vodkas, tequilas, gins, brandys, cognacs, vermouths and specialty spirits, such as JOHNNIE WALKER, SMIRNOFF, ABSOLUT, FINLANDIA, BACARDI, GORDON'S LONDON DRY and TANQUERAY.

     In addition, the Company imports and distributes 555 wine products, including, BPH ROTHSCHILD, TORRES, BOLLA, CONCHA Y TORRO, PENFOLDS, SUTTER HOME, GEORGES DUBOEUF, MONDAVI, VEUVE CLICQUOT AND CONDORNIUM. In addition to its distribution agreements with various alcoholic beverage suppliers, the Company is the exclusive importer for Dunhill Cigars and Evian Waters.

     The Company distributes its products throughout Poland to approximately 4,750 outlets, including off-trade establishments, such as small businesses and multi-store retail outlets where alcoholic beverages are not consumed on premises, and on-trade locations, such as bars, nightclubs, hotels and restaurants, where such products are consumed.

INDUSTRY OVERVIEW

     CONSUMPTION. In 2000, Poland was the fourth largest consumer of vodka in the world. The total market for alcoholic beverage products in Poland was approximately $3.5 billion in 2000 at the retail level. Traditionally, the population of Poland has primarily consumed domestic vodka, but in recent years there has been a general shift in the population's consumption habits from vodka to other types of alcohol that are primarily imported, such as beers, wines and spirits. The shift in consumption habits in Poland is a result of: (i) stabilization of the Polish economy, including increased wages as well as a decrease in the rate of inflation from 250% in 1990 to 9.8% in 1999 and 8.5% in 2000; (ii) an increase in tourism, which has created a demand for imported products; (iii) an increase in multinational firms doing business in Poland, which has brought both capital into the country and new potential customers for the Company's products; and (iv) increased availability and decreased real prices for imported products.

     DISTRIBUTION. Currently, the market for the distribution of alcoholic beverages in Poland is highly fragmented. There are numerous distributors spread throughout the country, all delivering primarily one type of product (I.E., domestic vodka). Furthermore, distributors have been located regionally, rather than nationally, due to the difficulties in establishing a nationwide distribution system, including the capital required to set up such a system. Distributed alcohol is delivered to both off-trade sites and on-trade sites. Off-trade sites include Polish-owned and managed businesses such as small grocery stores as well as major chain stores. On-trade sites include bars, nightclubs, hotels and restaurants. There has been a trend to consolidate many off-trade sites, which, would be classified as "mom and pop" stores as well as a trend toward expanding major chain stores. This consolidation of chain stores is also apparent in the rapid expansion of petrol stations, which are owned and operated by major international companies, such as Shell, BP and Statoil. Many of these petrol stations have convenience stores, which sell all types of alcoholic beverages and in many areas, serve as local convenience stores. The Company believes that it is well positioned to take advantage of both the trends in consumption and distribution.

BUSINESS STRATEGY

     The principal components of the Company's business strategy are as follows:

     EXPAND DISTRIBUTION CAPACITY. The Company plans to continue increasing its distribution capacity by expanding the number of its regional offices in Poland through the acquisition of existing wholesalers, particularly in areas where the Company does not distribute directly. During the first quarter of 2000, the Company acquired substantially all the assets of PHA in southwestern Poland. PHA was a major regional competitor of the Company with approximately $43.0 million in sales.

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

     INCREASE PRODUCT OFFERINGS. The Company acquired one of Poland's leading premium wine importers in May of 1999. PWW is a high quality wine importer, which offers a wide selection of specialty wines such as Penfolds, Concha y Toro, Mondavi, Torres, and BARON ROTHSCHILDS. In 2000 the Company added Becks Beer, Fresco Baldi, and Offley Port. The Company is also in exploratory talks to import additional alcoholic and non-alcoholic products.

     EXPAND RETAIL MARKET. In 2000, the Company opened its third retail outlet, launched a direct mail catalogue, and constructed an e-commerce infrastructure to complement its nationwide distribution system. The Company is now renovating a fourth retail site in Warsaw, which is expected to open in April 2001. This expansion in the retail sector facilities higher awareness and hence improved sales of the Companies premium wine and spirits imports.

     The Company believes that specialty retails sales of alcoholic beverages in Poland have yet to be developed. Currently, alcoholic beverages are sold through grocery stores, supermarkets, small shops and gas stations. These retail outlets sell, in general, fast moving items, primarily domestic beer and vodka, as well as a small number of the more popular selling imported products, which are brands often imported by the Company.

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

     In 1993, with the acceleration of the privatization of retail outlets in Poland, Carey Agri began to implement a systematic delivery system in Warsaw which could deliver alcoholic beverages to retail outlets on a reliable basis. Carey Agri leased a warehouse, purchased trucks and hired and trained operational personnel and began to sell directly to convenience shops, small grocery stores and newly opened pubs. Because of this business experience, Carey Agri was prepared to take advantage of the opportunity to expand its import and delivery capacity in Warsaw when a large, foreign-owned supermarket chain began operations in 1993, creating a significant increase in the demand for the Company's product line. The Warsaw model of desirable product lines and dependable prompt delivery of product was duplicated by the Company in Krakow (1993), Wroclaw (1994), Szczecin (1994), Gdynia (1994), Katowice (1995), Torun (1995), Poznan (1996), Bialystok (1999) with the acquisition of MTC, and in Zielona Gora (2000) with the acquisition of PHA, and Lublin in June of 2000.

     CEDC was incorporated in Delaware in 1997. In July 1998, the Company issued 2,000,000 shares of Common Stock in an Initial Public Offering on the Nasdaq Smallcap Market raising net proceeds of approximately $10.6 million. During June of 1999 the Company was accepted onto the Nasdaq National Market where it trades under the symbol CEDC.

PRODUCT LINE

     The Company currently offers over 350 brands of beverages in five categories: (a) beers; (b) spirits; (c) wines; (d) soft drinks and (e) cigars. Its brands of imported beer accounted for 15.9%, 6.0% and 4.1% of net sales revenues during the twelve month period ended December 31, 1998, 1999 and 2000, respectively. Spirits accounted for 32.0%, 79.1% and 81.8% of net sales revenues for the same periods. Sales of Polish vodka in the twelve-months ended December 31, 2000 accounted for 84.5% of net sales revenues in the spirits category and exclusive imported spirits accounted for 5.0%, the remaining being non-exclusive spirit products. Wine accounted for 7.0%, 7.2%, and 11.5% of net revenues for the same periods. Sales of other products were insignificant during the year ended December 31, 2000.

     The Company has agreements with many of the companies from which it acquires products for sale. Certain products, however, have never been covered by a written agreement. The Company does not believe that the absence of such written agreements is likely to result in an adverse financial effect on the Company because the Company has long-standing relationships with such suppliers.

   BEER

     The Company distributes imported beer through each of its regional offices. BUDWEISER BUDVAR, GUINNESS, CORONA, FOSTER'S LAGER, KILKENNY, MILLER GENUINE DRAFT AND BECK'S PILSNER are distributed throughout Poland on an exclusive basis.

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

   SPIRITS

     The Company distributes all its imported spirit products through each of its offices, mostly on a nonexclusive basis. The spirit products sold by the Company include the following: cotch Whisky:

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

Single Malt Whisky:     Dalmore                          Bruichladdich
                        Cragganmore                      Glenkinche
                        Dalwhinne                        Oban
                        Lagavulan                        Talisker
                        Isle of Jura                     Cardhu

Rum:                    Bacardi Light, Gold and Black
                        Captain Morgan                   Malibu

Other Whiskey:          Blenders Pride                   Crown Royal
                        Seven Crown                      Black Velvet
                        Canadian Mist

Bourbon:                Jack Daniel's Tennessee Whiskey
                        Jim Beam

Vodkas:                 Smirnoff                          Absolut Blue
                        Citron and Kurant                 Finlandia
                        Tanqueray                         Polish Vodkas

Tequila:                Jose Cuervo                       Sierra*

Gins:                   Gordon's London Dry               Beefeater
                        Tanqueray

Brandy:                 Metaxa                            Sandeman Capa Negra
                        Raynal                            Stock *

Cognacs:                Hennessy                          Courvoisier
                        Martell                           Camus Cognac *

Vermouths:              Stock Blanco*, Rosa and           Cinzano Blanco, Rosso, Rose,
                        Extra Dry Martini Bianco,         Extra Dry, Americano, Orancio
                        Rosso, Rose, Extra Dry

Specialty Spirits:      Bailey's Irish Cream              Carolan's Irish Cream
                        Kahlua Coffee Liqueur             Grand Marnier
                        Bols Liquors
                        Jagermeister                      Archer's
                        Cana Rio*                         Mandarine Napoleon *

* Denotes exclusive importation.

         In 2000 the Company had net sales of over 5% from the following suppliers; Polmos Bialystok (23.3%), Bols (12.3%), Polmos Poznan (11.7%), Polmos Zielona Gora (8.8%) and Belvedere (5.0%). The Company has 1 year supply contracts with each of the named companies but this is standard practice throughout the industry. The Company believes we approximately 110% market share that these contracts will be renewed.

     The Company's agreements with various state-owned Polish vodka producers may be terminated by either party without cause with one months prior written notice. Products are delivered based on the Company's standard order forms.

         WINE

     The Company offers 54 brands of wine encompassing 555 products on an exclusive basis: During 1998 the Company offered two brands encompassing 34 products. The additional exclusive wines were a result of the acquisition of PWW. These wines, which include standard red and white varieties, are offered through all of the Company's regional offices. The Company also offers on a non-exclusive basis the following sparkling wines and champagnes: CINZANO ASTI, GRAN CINZANO, GRAN FESTA, MARTINI ASTI, MARTINI BRUT, MOET & CHANDON DOM PERIGNON, BRUT IMPERIAL and MUMM CORDON ROUGE.

LIST OF EXCLUSIVE BRANDS FOR PWW BY SUPPLIER

FRENCH WINES                        SPANISH WINES             ITALIAN WINES

B.P.H Rothschild                    Torres                    Castello Banfi
Kressmann                           Jean Leon                 Frescobaldi
Borie Manoux                        Vega Sicilia              Cecchi
Andre Lurton                        Bodegas Age               Gaja
Jean-Jeann                                                    Marchesi di Barolo
De Ladoucette                       Faustino                  Villadoria
J. Moreau & Fils                    Rioja                     Santa Margherita
Domaine Laroche                     Ramos Pinto               Calinto
Louis Latour                                                  Bolla
Domaine la Chevaliere
Georges Dubouef                     Condornium
Faiveley
Leon Beyer
M. Chapoutier
Ogier


CALIFORNIAN                          CHILEAN                  AUSTRALIAN

Mondavi                              Concha y Torro           Penfolds
M. Torres                            M. Torres
Trinchero Estates
Robert Mondavi
Sutter Home
Savona
Fetzer


OTHER                                CHAMPAGNES

Lenz Mozer - Austrian                Veuve Clicquot
Morhena - German                     Krug
Boutari - Greek

SALES AND MARKETING

     As an early entrant in the post-Communist market in Poland, the Company has over ten years of experience in introducing, developing and refining marketing, sales and customer service practices in the diverse and rapidly developing Polish economy, which it believes is a competitive advantage in the alcoholic beverage distribution business.

     The Company employs approximately 125 salespeople who are assigned to one of its seventeen regional offices. Each regional office has a sales manager, who may also be the office manager, who meets with the salespeople of that office on a daily basis to review products and payments before the salespeople begin calling on customers. The sales force at each office is typically divided into three categories: (a) vodka accounts; (b) import accounts; and (c) key accounts. Salespeople, who are paid on commission, return to the office later in the day to process orders so that products can be dispatched the next morning.

DISTRIBUTION SYSTEM

     The Company's headquarters are located in Warsaw, the capital of Poland, with regional centers in Bialystok and Zielona Gora. Sales and service offices are presently located in seventeen major cities in central, north, south and western Poland. The Company estimates that it currently reaches 43% of Poland's population through direct sales and distribution based on census data as of June 30, 1998. Other areas in Poland are served through arrangements with wholesalers. See "Business Strategy."

     The Company has developed its own centrally controlled, national next-day distribution system for its alcoholic beverage products, and has the ability to leverage its distribution to include non-alcoholic beverage products in its system. The Company believes that it is the only independent distribution business, which currently has this capability in Poland. For imported products, the distribution network begins with a central bonded warehouse in Warsaw. Products can remain in this warehouse without customs and other duties being paid until the product is actually needed for sale. At such point, the product is transferred to the Company's consolidation warehouse at the same location or shipped directly to one of the regional office warehouses connected to each of the Company's sales locations outside of Warsaw. Based on current sales and projections, the regional offices are provided with deliveries on a weekly or bi-weekly basis so that they are able to respond to their customers' needs on a next-day basis.

     For products which the Company delivers for others who themselves import the products into Poland, the distribution chain begins at the Company's consolidation warehouse in Warsaw. From there, the product is delivered to customers using the same procedures as described above.

     Except at peak periods during the summer holidays and other similar times such as Christmas, all deliveries are made by Company-trained employees using Company-owned vehicles. During such busy periods, the Company relies on independent contractors, which are usually small family-run businesses with which the Company has had relationships for several years.

MARKET FOR PRODUCT LINE

     In the year ended December 31, 2000, approximately 63% of the Company's total sales were through off-trade locations where the alcoholic beverages are not consumed, another 17% through on-trade locations where the alcoholic beverages are consumed, and the other 20% through other wholesalers.

   OFF-TRADE MARKET

     There are two components of the Company's sales to locations where alcoholic beverages are not consumed on premises. The most significant are small, usually Polish-owned and managed businesses, including small grocery stores. At December 31, 2000, the Company sold products to approximately 2900 such business outlets, which typically stock and sell relatively few alcoholic beverage products and wish to have access to the most popular selling brands. The other components of the off-trade business are large supermarket chains, which are typically non-Polish-owned, as well as smaller multi-store retail outlets operated by major Western energy companies in connection with the sale of gasoline products. The large supermarket chains typically offer a wide selection of alcohol products, while the smaller retail outlets offer a more limited selection.

   ON-TRADE MARKET

     There are three components to the Company's sales to locations where alcoholic beverages are consumed: sales to (i) bars and nightclubs; (ii) hotels; and (iii) restaurants. Bars and nightclubs are usually locally managed businesses, although they may be owned and operated in major cities by a non-Polish national. Hotels include worldwide chains such as Marriott, Sheraton and Holiday Inn, as well as the major Polish chain, Orbis. Restaurants are typically up-scale and located in major urban areas. This latter category also includes two major United States-based restaurant chains, which operate in Poland.

   WHOLESALE TRADE

     The Company also sells products throughout Poland through other wholesalers. There are a few written agreements with these wholesalers.

   CONTROL OF BAD DEBTS

The Company believes that its' close monitoring of customer accounts both at the relevant regional office and from Warsaw has contributed to its success in maintaining a low ratio of bad debts to net sales. During the years ended December 31, 1998, 1999 and 2000, bad debt expense as a percentage of net sales was 0.17%, 0.28% and 0.39% of net sales, respectively. Management believes the ongoing enhancement of computer systems for interoffice financial and administrative controls will assist in maintaining a low ratio of bad debts to net sales as the Company continues to expand. See "Management Discussion and Analysis for further details.

COMPETITION

     The Company, as an early entrant in the post-Communist market in Poland, has over ten years of experience in introducing, developing and refining marketing, sales and customer service practices in the diverse and rapidly developing Polish economy, which it believes is a competitive advantage in the alcoholic beverage distribution business. The Company believes that it is currently the only independent national distributor of an extensive and diversified alcoholic beverage line in Poland. Some of the international drink companies doing business in Poland, which import their own products but use the Company on a nonexclusive basis to distribute their products, could develop nationwide distribution systems, but have not and the Company believes these companies will concentrate on expanding their sales organizations. These entities include Seagrams, Diageo plc, Allied Domecq and Bacardi. The Company was the largest single distributor in 1998, 1999 and 2000 for Diageo plc products in Poland.

     The Company competes with various regional distributors in all of its offices. This competition is particularly vigorous with respect to domestic vodka brands. One of the larger, foreign-owned chain stores also sells directly to smaller retailers. The Company addresses this regional competition, in part, through offering to customers in the region a single source supply of more products than its regional competitors typically offer.

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

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers and their ages of CEDC as of March 15, 2001, are set forth below:


         NAME                               AGE      POSITION(S)
         -----                              ---      -----------
         William V. Carey...............    36       Chairman, President and Chief Executive Officer
         Jeffrey Peterson...............    50       Vice Chairman and Executive Vice President
         Alan Dickson...................    65       Director
         James T. Grossmann ............    60       Director
         Tony Housh.....................    33       Director
         Jan W. Laskowski...............    44       Director
         Joe M. Richardson..............    48       Director
         Neil Crook.....................    38       Vice President and Chief Financial Officer
         Evangelos Evangelou ...........    33       Chief Operating Officer

     Directors and executive officers of CEDC are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected. All directors of CEDC are elected annually at the annual meeting of stockholders. Executive officers of CEDC generally are appointed at the board's first meeting after each annual meeting of stockholders.

     WILLIAM V. CAREY has served as Chairman, President and Chief Executive Officer of CEDC since its inception. Mr. Carey began working for Carey Agri in 1990 and in 1993 Mr. Carey instituted and supervised the direct delivery system for Carey Agri's nationwide expansion. Mr. Carey, a 1987 graduate of the University of Florida, played briefly on the professional golf circuit before joining the Company. Mr. Carey is a member of the American Chamber of Commerce in Poland.

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

     ALAN DICKSON began his career in the United Kingdom in banking and finance for 10 years before joining Procter & Gamble in the European Finance Group in 1966. Mr. Dickson progressed through P&G with his final position being that of Finance Director of the Asia Pacific Division based in Hong Kong. On retiring from P&G in 1994 Mr. Dickson joined Lion Nathan, a New Zealand based brewer as CFO. In this position he was involved in upgrading the financial expertise of the company as well as in establishing a major new brewery in China. Mr. Dickson is now retired and lives in Scotland.

     JAMES T. GROSSMANN, a retired United States foreign-service officer, has served as a director of CEDC since its inception. With the United States Agency for International Development ("U.S.A.I.D."), during the years 1977 to 1996, Mr. Grossmann served in emerging markets in Central Europe, Central America, Africa and Asia with a concentration on developing private sector trading and investment through United States government-sponsored aid programs. Immediately prior to his retirement in 1996, he managed a $300 million mass privatization and capital markets development program that assisted 14 former state-controlled countries in Central Europe transition to market economies.

     TONY HOUSH, currently a Director of Millenium Capital, a Warsaw based investment company Mr. Housh was the Director of the American Chamber of Commerce in Poland where he obtained an in-depth knowledge of the Polish regulatory framework. Mr. Housh came to Poland with the US Department of the Treasury as a banking and tax analyst seconded to the Polish Ministry of Finance where he served from 1994 to 1996.Mr. Housh has extensive experience throughout the region as a business and regulatory advisor, board memberships of various multinational organizations such as the Fulbright Commission and is a Salzburg Seminar fellow. He was first elected to the Board in May 2000.

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

EMPLOYEES

     The Company had approximately 660 full-time employees as of December 31, 2000. Substantially all employees were employed in Poland and, as required by Polish law, have labor agreements with the Company. The Polish Labor Code, which applies to each of these agreements, requires that certain benefits be provided to employees, such as the length of vacation time and maternity leave and a bonus of a month's salary paid upon retirement. This law also restricts the discretion of the Company's management to terminate employees without cause and requires in most instances a severance payment of one to three months salary. The Company made required monthly payments of 25% of an employee's salary to the governmental health and pension system and has established a Social Benefit Fund as required by Polish law, but does not provide other additional benefit programs. The Social Benefits system was changed under Polish law effective January 1, 1999, and the employee is now required to make monthly payments of 23% of their salary, but the Company believes that it will not have a material effect on the Company's earnings. The Company's employees are not unionized. The Company believes that its relations with its employees are good.

REGULATION

     The Company's business of importing and distributing alcoholic beverages is subject to extensive regulation. The Company believes it is operating with all licenses and permits material to its business. The Company is not subject to any proceedings calling into question its operations in compliance with any licensing and permit requirements.

   IMPORT OF PRODUCTS

   IMPORT LICENSE

     The Company must receive a license from the Minister of Economy to be able to import all of its alcoholic beverages except for the beer and wine brands. The current license was issued for the period from July 1, 1998 until December 31, 2000. While in certain circumstances prescribed by Polish law, the Minister of Economy has discretion to withdraw the import license or limit its scope, the Company believes that such license will remain effective as long as the Company abides by the conditions set forth therein, including, in particular, regular reporting to the Minister of Economy on the volume of imports. The Company must also apply each year for a license to import cigars. The Company has obtained a license, which expires on December 31, 2001.

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

   APPROVAL OF SANITARY AUTHORITIES

     Local sanitary authorities at the place of import must also be notified of what alcoholic beverages and cigars are being imported into Poland. This notification is typically given when a particular shipment of products arrives in Poland. In general, this notice permits the applicable sanitary authorities to determine that no product is entering the Polish market without having been previously approved for sale in Poland. See "--Wholesale Activities--General Norms."

   WHOLESALE ACTIVITIES

     The Company must have additional permits from the Minister of Economy and appropriate sanitary authorities to operate its wholesale distribution business. Furthermore, it must comply with rules of general applicability with regard to packaging, labeling and transporting products.

   GENERAL PERMITS

     The Company is required to have permits for the wholesale trade of each of its three product lines. The permit with regard to beer is issued for two years and the current permit expires on March 28, 2003. The permit with regard to spirits is issued for one year and the current permit expires on December 31, 2001. The permit for wine is issued for two years and the current permit expires on March 28, 2003. One of the conditions of these permits is that the Company sells its products only to those who have appropriate permits to resell the products. A permit can be revoked or not renewed if the Company fails to observe laws applicable to its business as an alcohol wholesaler, fails to follow the requirements of a permit or if it introduces into the Polish market alcohol products that have not been approved for trade. The Company must also obtain separate permits for each of its warehouses.

   SANITARY REQUIREMENTS

     The Company must obtain the approval of the local sanitary authorities to open and operate its warehouses. This approval is the basis for obtaining the permit for wholesale activities. The sanitary authorities are primarily concerned with sanitation and proper storage of alcoholic beverages, as well as cigars. These authorities can monitor the Company's compliance with health regulations. Similar regulations apply to the transport of alcoholic beverages and cigars, and the drivers of such transports must themselves submit health records to appropriate authorities.

   GENERAL NORMS

     The Company must comply with a set of rules, usually referred to generally as "Polish Norms," which constitute legal regulations concerning, as applicable to the Company, standards according to which alcoholic beverages and cigars are packaged, stored, labeled and transported. These norms are established by the Polish Normalization Committee composed of specialists. In case of alcoholic beverages, the committee is composed of academics working with relevant government ministries and agencies as well as experienced businessmen working in the alcoholic beverage industry. The Company received a certificate after an inspection by the Central Standardization Institute, which is a separate central administration authority, examining the quality of products and indicating its compliance with applicable norms as of the date thereof. Such certification also is needed to import alcoholic beverages. Compliance with these norms also is confirmed by sanitary authorities when particular shipments of alcoholic beverages arrive in Poland. See "--Import of Products--Approval of Sanitary Authorities."

   CUSTOMS WAREHOUSE

     Since the Company operates a customs warehouse, further regulations apply, and a permit of the President of the Main Customs Office and the approval of sanitary authorities are required to open and operate such a warehouse. The applicable sanitary concerns are the same as those discussed under "--Wholesale Activities" with regard to non-custom warehouses. The Company received its most current permit on December 28, 1998 from the President of the Main Customs Office, which is for an unspecified period of time. The continued effectiveness of the permit is conditioned on the Company's complying with the requirements of the permit which are, in general, the proper payment of customs duties and maintenance of an insurance policy.

   CUSTOMS DUTIES AND QUOTAS

     As a general rule, the import of alcoholic beverages and cigars into Poland is subject to customs duties and the rates of the duties are set by the Polish government acting through the Council of Ministers for particular types of products. In the Company's case, the duties vary by its products lines.

 .
     Customs quotas for alcoholic beverages as well as for cigars are fixed annually, with the current quotas being applicable through December 31, 2000. There are no public guidelines on how the Minister of Economy has determined the current quotas or may determine future quotas. If such quotas were substantially reduced or eliminated, it would likely have an adverse impact on the Company's business since the retail price of some of its imported alcohol products would increase.

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

   PRICE AND MARGIN CONTROLS

     In general, Polish law does not affect either the prices charged or the margins earned by the Company on its imported liquor products. Provisions of the tax law provide for a general ban on importing products at "dumping prices," generally defined as being at prices lower than for similar products in the country of origin. Fines could be imposed for such activity. Also, the Treasury Office, which is the tax authority, may order a reduction in the price of a product it determines to be "blatantly high." This standard is deemed met if (a) the price of a product exceeds the price of the same alcoholic beverage in another local jurisdiction by more than 25% or of a similar alcoholic beverage by 40% or (b) the price quoted by the seller is higher than 10% of the price quoted to the same purchaser by another seller and the former seller cannot justify the higher price.

   ADVERTISING BAN

     Pursuant to the Alcohol Awareness Law of October 26, 1982, as amended, there is an absolute ban on direct and indirect advertising of alcoholic beverages in Poland. The definition of "alcoholic beverage" under such law encompasses all the Company's alcoholic products. Promotions at the point of sale and game contests are often used to limit the law's impact. The agency charged with enforcing this law has successfully brought numerous cases in the past few years alleging indirect advertising in the media. The Company has not been involved in any such proceedings and seeks to comply fully with this law.

   REGULATION OF RETAIL SALES

     As part of the Company's business strategy, it plans to operate retail outlets for alcoholic beverages. Polish law will require each such outlet to have a retail permit to sell the brands expected to be offered to the public. Typically, such permits are valid for two years and are renewable. The local health authorities must also approve the sale of alcoholic beverages for each location. The retail permit for the Company's initial retail outlet in Warsaw is valid from February 25, 1998 through February 24, 2000 and has been extend till February 24, 2002. After that date the agreement was renewed without any specific period of time.

RISK FACTORS

   LIMITED MANAGEMENT RESOURCES; DEPENDENCE ON KEY PERSONS

     During the past two years the Company has proactively sought to expand its management team. With the appointments of Mr. Evangelos Evangelou (1999) as Chief Operating Officer and Mr. Neil Crook (2000) as Chief Financial Officer the Company believes its has reduced its exposure to any one individual. In addition the acquisitions of both MTC and PHA have brought with them the experienced managers of these successful companies. As with most companies, the Company's future success depends in part on the continued service of its senior management team. Mr. Carey has entered into a three-year employment agreement with the Company, which commenced on July 31, 1998. Mr. Carey has expressed his wish to extend his contract beyond July 31, 2001 and this is expected to be confirmed by the Board at their next annual meeting on May 1, 2001. Mr. Peterson's two year agreement which expired on July 31, 2000 was renewed for an additional year. All other members of the management team have three year employment contracts with non competition clauses.

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

   NON-EXCLUSIVE, SHORT-TERM SUPPLY CONTRACTS

     The Company has exclusive rights to distribute in Poland certain alcoholic beverages which during 1998, 1999 and 2000 constituted approximately $10.4 million, $13.5 million and $23.6 million, respectively, or 19%, 15%, and 18% respectively, of its net sales. The Company distributes the remainder of the alcoholic beverages in its portfolio on a nonexclusive basis, though because of its market share it enjoys a competitive advantage with regard to the distribution of these beverages, which are available to the Company's competitors. Furthermore, most of the Company's distribution agreements have a term of approximately one year, although many are automatically renewed unless one party gives notice of termination. Several of such agreements however, can be terminated by one party without cause on relatively short notice. For example, the distribution agreements with respect to domestic vodka (which accounted for approximately 54%, 80% and 69% of the Company's net sales in 1998, 1999 and 2000, respectively) can be terminated on one month's notice. The agreements with units of Diageo plc, which was formed in part in 1998 from the combination of affiliates of the Company's suppliers United Distiller and International Drinks and Vintners, can be terminated on 90 days prior written notice and constituted, on a combined basis, 15%, 10% and 4% of the Company's net sales in 1998, 1999 and 2000, respectively. The termination of such agreements could have a material adverse effect on the business and operations of the Company.

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

     The Company's ability to grow through the acquisition of additional companies will also be dependent upon the availability of capital to complete such acquisitions. The Company intends to finance acquisitions through a combination of its' available cash resources, bank borrowings and, in appropriate circumstances, the further issuance of equity and/or debt securities. All of the acquisitions so far have been paid for by a combination of cash, funded by bank debt and with new share issues. It is the interest charges on these acquisition loans, which have been the primary reason behind the increase of the interest expense. Acquiring additional companies will an effect and could cause fluctuations in the Company's financial position, and could cause fluctuations in the Company's quarterly and yearly operating results. Also, acquisitions result in the recording of goodwill and intangible assets on the Company's financial statements, the amortization of which may reduce reported earnings in subsequent years. The Company's current policy is to amortize trademarks over 10 years and goodwill over 20 years in accordance to US GAAP.

     Under the Polish Anti-Monopoly Act, acquisitions may be blocked or have conditions imposed upon them by the Polish Office for Protection of Competition and Consumers (the "Anti-Monopoly Office") if the Anti-Monopoly Office determines that the acquisition has a negative impact on the competitiveness of the Polish market.

   DEPENDENCE ON PRINCIPAL SUPPLIERS

        In 2000 the Company had sales of over 5% of its net sales with the following companies; Polmos Bialystok (23.3%), Bols (12.3%), Polmos Poznan (11.7%), Polmos Zielona Gora (8.8%) and Belvedere (5.0%). The Company has 1 year supply contracts with each of the named companies. The termination of the Company's relationship with any of these entities could have a material adverse effect on the business and operations of the Company.

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

   COMPETITION LAW

     Competition in Poland is governed by the Anti-Monopoly Act which, established the Anti-Monopoly Office to regulate monopolistic and other anti-competitive practices. The current body of Polish anti-monopoly law is not well-established. As a general rule, companies that obtain control of 40% or more of their market may face greater scrutiny from the Anti-Monopoly Office than those that control a lesser share. Additionally, several types of reorganizations, mergers and acquisitions and undertakings between business entities, including acquisitions of stock, under circumstances specified in the Anti-Monopoly Act, require prior notification to the Anti-Monopoly Office. Sanctions for failure to notify include fines imposed on parties to the transaction and members of their governing bodies. Pursuant to the current interpretation of the Anti-Monopoly Office, transactions between non-Polish parties affecting market conditions in Poland may also require a notification to the Anti-Monopoly Office. The Law on Public Trading in Securities, which came into force on January 4, 1998, provides for an amendment to the Anti-Monopoly Act to repeal the exemption from notification of transactions made on a stock exchange, but such law does not stipulate whether this is applicable to stock exchanges outside Poland or only those within Poland. There can be no assurance that the Anti-Monopoly Office will approve any or all future acquisition by the Company. However with CEDC having current 11% of market share, this is seen of little risk.

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

   INFLATION; CURRENCY RISK

     Since the fall of Communist rule in 1989, Poland has experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 15% in 1997 and to approximately 8.5% in 2000. In addition, while the exchange rate for the zloty per U.S. Dollar stabilized prior to 1999, it fluctuated significantly in

2000. Inflation and currency exchange fluctuations have had, and may continue to have, an adverse effect on the financial condition and results of operations of the Company.

     Certain of the Company's operating expenses and capital expenditures are, and are expected to continue to be, denominated in or indexed to U.S. Dollars or other hard currencies. By contrast, substantially all of the Company's revenue is denominated in zloty. Any devaluation of the zloty against the U.S. Dollar that the Company is unable to offset through price adjustments will require the Company to use a larger portion of its revenue to service its U.S. Dollar-denominated obligations. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, it is unlikely that the Company will be able to obtain hedging arrangements on commercially satisfactory terms. Accordingly, shifts in currency exchange rates may have an adverse effect on the ability of the Company to service its U.S. Dollar denominated obligations and, thus, on the Company's financial condition and results of operations. See Note 11 to the consolidated financial statement.

   EXCHANGE RATE

     The following table sets forth, for the periods indicated, the noon exchange rate (expressed in current zloty) quoted by the National Bank of Poland. Such rates are set forth as zloty per U.S. Dollar. At March 22, 2001, such rate was PLN 4.12 = $1.00.

                                                       YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                    1997   1998    1999     2000
                                                    ----   ---------------------
     Exchange rate at end of period . . . . . . .   3.53   3.50     4.15    4.14
     Average exchange rate during period (1). . .   3.28   3.50     3.97    4.15
     Highest exchange rate during period . . . .    3.56   3.81     4.35    4.60
     Lowest exchange rate during period. . . . .    2.86   3.41     3.41    4.07
     ----------
      (1) The average of the exchange rates on the last day of each month during the applicable period.

ITEM 2.  PROPERTIES

CUSTOMS AND CONSOLIDATION WAREHOUSE

     The Customs and Consolidation Warehouse is a 9750 square meter leased facility located in Warsaw. The lease is long term and the monthly rental, denominated in U.S Dollar, was approximately $82,875 per month as of December 31, 2000.

SALES OFFICES AND WAREHOUSES

     The Company also has entered into leases for its Warsaw headquarters and each of its seven regional sales offices and warehouses. The amount of office and warehouse space leased varies between 536 square meters in Gdynia up to 1,090 square meters in Krakow. The monthly lease payments, which are denominated in Polish currency, vary between approximately $2,000 and $11,670 in the regional offices to $ 36,000 per month in Warsaw. The Warsaw lease is of five year duration without termination; five of the other leases can be terminated by either party on three months prior notice; one can be terminated by either party on two months prior notice.

Office and warehouses areas are leased in Bialystok for MTC operations. Monthly rent is approximately $22,000. The rental increase is indexed every year using inflation ratio calculated by the Polish Government. The lease expiration date is March 12, 2002, at which time the lease may be re-negotiated.

RETAIL OUTLET

     The Company has entered into a lease dated August 21, 1997 for its Warsaw retail outlet. The lease is for an indefinite term and can be terminated by either party on three months prior notice. The lessor, however, has waived its right to terminate the agreement for three years as long as the lessee is performing its obligations thereunder. Lease payments are currently $2,200 per month. The Company leased its Krakow outlet in November 1999 and pays approximately $1,500 on monthly basis. The Company leases its outlet in Knostancin and pays a monthly rental of $1,000.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in litigation from time to time in the ordinary course of business. In management's opinion, such litigation, individually and in the aggregate, is not material to the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

 MARKET INFORMATION

     The Company's common stock, $0.01 per share ("Common Stock") has been traded on the Nasdaq National Market (the "National Market") under the symbol "CEDC" since June 1999. Prior thereto it traded on the Nasdaq SmallCap Market since its initial public offering in July 1998. Before such time, there was no established public trading market for the Common Stock. The following table sets forth the high and low sales prices for the Common Stock, as reported on the Smallcap and National Markets for each of the Company's fiscal quarters since trading commenced through December 31, 1999.

                                 High               Low
Quarter Ended 3/30/00            6.50              4.75
Quarter Ended 6/30/00            5.50              3.563
Quarter Ended 9/30/00            5.25              3.50
Quarter Ended 12/31/00          3.875              1.063

     On March 20, 2001, the last reported sales price of the Common Stock was $3.00 per share.

HOLDERS

     As of March 5, 2001 there were 542 record holders of the Common Stock.

DIVIDENDS

     Neither CEDC nor Carey Agri has ever declared or paid any dividends on its capital stock. Neither company anticipates paying dividends in the foreseeable future. Future dividends, if any, will be subject to CEDC's board of directors and will depend upon, among other things, the results of CEDC's operations, CEDC's capital requirements, surplus, general financial condition and contractual restrictions and such other factors as the board of directors may deem relevant.

     In addition, CEDC is a holding company with no business operations of its own. Therefore, the ability of CEDC to pay dividends will be dependent upon either cash flows and earnings of its subsidiaries or the payment of funds by those subsidiaries to CEDC. As a Polish limited liability companies, the subsidiaries are permitted to declare dividends only once a year from its retained earnings, computed under Polish Accounting Regulations after the audited financial statements for that year have been provided to and approved by shareholders and filed with a court.

     At December 31, 2000, approximately $4.4 million in retained earnings of the Polish subsidiaries were undistributed. It is the Company's current policy that such funds will be reinvested in Poland and will, accordingly, not be currently available to pay dividends to CEDC. Consequently at such date, no earnings were available to pay dividends to CEDC. See Note 9 to the Notes to Consolidated Financial Statements contained in Item 8 of the report on Form 10-K.

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

                                                                                       YEAR ENDED DECEMBER 31,
INCOME STATEMENT DATA:                                               -------------------------------------------------------------
                                                                        1996         1997         1998         1999         2000
                                                                     ---------    ---------    ---------    ---------    ---------
                                                                              (in thousands, except for per share amounts)
Net sales ........................................................   $  23,942    $  40,189    $  54,011    $  90,240    $ 131,233
Cost of goods sold ...............................................      19,850       34,859       45,864       77,471      113,687
                                                                     ---------    ---------    ---------    ---------    ---------

Gross profit .....................................................       4,092        5,330        8,147       12,769       17,546
Sales, general and administrative
     expenses ....................................................       3,569        4,198        5,790        9,537       14,698
                                                                     ---------    ---------    ---------    ---------    ---------

Operating income .................................................         523        1,132        2,357        3,232        2,848
Non-Operating income (expense)
    Interest expense .............................................        (124)        (200)        (192)        (374)        (955)
    Interest income ..............................................        --             28          170          378          261
    Realized and unrealized foreign currency
     transaction  losses, net ....................................        (232)        (326)          (5)        (215)        (494)
    Other income (expense), net ..................................           6           15            1          (13)        (172)
                                                                     ---------    ---------    ---------    ---------    ---------

Income before income taxes .......................................         173          649        2,329        3,008        1,488
Income (taxes) ...................................................        (111)        (341)        (861)      (1,106)        (503)
                                                                     ---------    ---------    ---------    ---------    ---------

Net income .......................................................   $      62    $     308    $   1,468    $   1,902    $     985
                                                                     =========    =========    =========    =========    =========
Net income (loss) per common share,
     basic and dilutive (1)  .....................................   $    0.03    $    0.17    $    0.56    $    0.47    $    0.23
                                                                     =========    =========    =========    =========    =========
Average number of outstanding shares of
     common stock (1)  ...........................................       1,780        1,780        2,635        4,050        4,334

                                                                                              DECEMBER 31,
BALANCE SHEET DATA:                                                  -------------------------------------------------------------
                                                                          1996         1997         1998         1999         2000
                                                                     ---------    ---------    ---------    ---------    ---------
                                                                                              (in thousands)
Cash and cash equivalents.........................................   $     740    $   1,053    $   3,628    $   3,115    $   2,428
Working capital (deficit) ........................................        (117)        (508)      10,922        9,717        9,362
Total assets .....................................................       7,335       12,530       21,926       38,966       59,311
Long-term debt and capital lease obligations,
    less current portion .........................................         303           47         --          3,622        7,988

Stockholders' equity .............................................          26          334       12,327       14,613       16,492

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

OVERVIEW

         The Company's operating results are generally determined by the volume of alcoholic beverages that can be sold by the Company through its national distribution system, the gross profits on such sales and control of costs. The Company purchases the alcoholic beverages it distributes from producers as well as other importers and wholesalers. Normally purchases are made with the sellers providing a period of time, generally between 25 and 90 days, before the purchase price is to be paid by the Company. Since the Company's initial public offering in July 1998, however, the Company pays for a significant portion of its domestic vodka purchases using cash on delivery terms in order to receive additional discounts. The Company sells the alcoholic beverages with a mark-up over its purchase price, which mark up reflects the market price for such individual product brands in the Polish market. Additional margins are available for premium imported brands.

         The following comments regarding variations in operating results should be read considering the rates of inflation in Poland during the period -- 1998, 8.5% 1999, 9.8% and 2000, 8.5%-- as well as the fluctuations of the Polish zloty compared to the U.S. Dollar. The zloty in comparison to the U.S. Dollar depreciated 18.6% in 1999 and appreciated 0.1% in 2000.

RESULTS OF OPERATIONS

   YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Net sales increased $41.0 million, or 45.0% from $90.2 million in 1999 to $131.2 million in 2000. This increase is mainly due to increased sales of domestic vodka due to the acquisition of PHA and increased market penetration by the existing distribution system and the acquisition of MTC and PWW.

         Cost of goods sold increased $36.2 million, or 46.7%, from $77.5 million in 1999 to $113.7 million in 2000. As a percentage of net sales, cost of goods sold increased from 85.8% to 86.6%. This increase is mainly due to the dilutive effect of the PHA acquisition and the subsequent increase in the share of domestic vodka of the groups portfolio. Domestic vodka tends to achieve a lower gross margin than imported alcohol products.

         Core sales, general and administrative expenses increased $4.3 million or 48.6% from $8.8 million in 1999 to $13.1 million in 2000. As a percentage of sales core selling costs increased from 9.7% in 1999 to 10.0% in 2000. As an absolute value this increase is mainly due to the additional costs consolidated resulting from the acquisition of PHA and as a percentage the increase was because of one time integration costs. Goodwill and trademark amortization increased from $0.4 million in 1999 to $0.7 million in 2000, an increase of 87%. Provisions for bad and doubtful debts increased from $0.3 million in 1999 to $0.5 million in 2000. As a percentage of net sales the provision increased from 0.28% in 1999 to 0.39% in 2000. This increase is the result of a change in policy intended to bring a more conservative estimation of provision requirements. Depreciation of tangible fixed assets increased from $0.1 million in 1999 to $0.4 million in 2000 an increase of 226%.

         Interest expense increased $0.6 million or 155% from $0.4 million in 1999 to $1.0 million in 2000. This increase is mainly due to additional borrowing required to financing the acquisitions for supporting the higher sales volume. As a percentage of net sales, interest expense was 0.4% in 1999 and 0.7% in 2000.

         In 2000, interest income was $0.4 million compared to $0.3 million in 1999.

         Net realized and unrealized foreign currency transactions resulted in losses of $0.2 million in 1999 and $0.5 million in 2000. In addition, the Company no longer considered Poland to be a hyperinflationary country since January 1, 1998 and made the Polish zloty the functional currency for Carey Agri's operations. Therefore, translation losses are now accounted for in equity, in the determination of comprehensive income, rather than in the income statement. Such translation losses were $1.9 million in 1999 and $2.2 million in 2000. See Note 11 to the consolidated financial statements.

         Income tax expense decreased $0.6 million from $1.1 million in 1999 to $0.5 million in 2000. This decrease is mainly due to the decrease in income before income taxes from $3.0 million in 1999 to $1.5 million in 2000.

         The effective tax rate decreased from 36.8% in 1999 to 33.8% in 2000. Permanent differences (for items such as non-deductible interest, taxes, and depreciation) between financial and taxable income normally make up a considerably lower percentage of income before income taxes when income before income taxes is higher, as it was in 1998. For this reason, as well as the decrease in the statutory tax rate in Poland from 32% in 1999 to 30% in 2000, the effective tax rate was slightly higher in 2000. The Company believes its US deferred tax asset of $81,000 will be recovered by virtue of interest and other income received from loans and other services provided to its subsidiaries. Carey Agri's Polish deferred tax asset of $473,000 should be recovered from future operating profits. See Note 12 to the consolidated financial statements for further information on income taxes.

         Net income decreased $0.9 million from $1.9 million in 1999 to $1.0 million in 2000. This decrease is due to the factors noted above.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Net sales increased $36.2 million, or 67.1% from $54.0 million in 1998 to $90.2 million in 1999. This increase is mainly due to increased sales of domestic vodka and increased market penetration by the existing distribution system.

         Cost of goods sold increased $31.6 million, or 68.9%, from $45.9 million in 1998 to $77.5 million in 1999. As a percentage of net sales, cost of goods sold increased from 84.9% to 85.8%. This increase is mainly due to the product mix dilution following the acquisition of MTC.

         Core sales, general and administrative expenses increased $3.3 million or 60.0% from $5.5 million in 1998 to $8.8 million in 1999. This increase is mainly due to the expansion of sales noted above and the new expenses arising from the acquisitions of MTC and PWW. As a percentage of net sales, core sales, general and administrative expenses decreased slightly from 10.1% to 9.7%. Depreciation of tangible fixed assets decreased from $0.2 million in 1998 to $0.1 million in 2000. Provision for bad or doubtful debts increased from $0.1 million to $0.3 million as a percentage of net sales provisions are 0.17% and 0.28% for 1998 and 1999 respectively.

         Interest expense increased $182,000 or 94.8% from $192,000 in 1998 to $374,000 in 1999. This increase is mainly due to additional borrowing required for financing the initial public offering expenses and for supporting the higher sales volume in the first half of the year. In the second half of the year all outstanding debt was retired using the proceeds from the initial public offering. As a percentage of net sales, interest expense was 0.4% for both 1998 and 1999.

         Interest income increased $208,000 or 122% from $170,000 in 1998 to $378,000 in 1999.

         Net realized and unrealized foreign currency transactions resulted in losses of $5,000 in 1998 and $215,000 in 1999. The increase was due to a 18.6% devaluation of the Polish zloty in 1999 compared to an increase of 0.3% in 1998. In addition, the Company no longer considered Poland to be a hyperinflationary country since January 1, 1998 and made the Polish zloty the functional currency for Carey Agri's operations. Therefore, translation losses are now accounted for in equity, in the determination of comprehensive income, rather than in the income statement. Such translation losses were $110,000 in 1998 and $1.9 million in 1999.

         Income tax expense increased $140,000, from $861,000 in 1998 to $1 million in 1999. This increase is mainly due to the increase in income before income taxes from $2.3 million to $3.0 million.

         The effective tax rate decreased from 37.0% in 1998 to 33.2% in 1999. Permanent differences (for items such as non-deductible interest, taxes, and depreciation) between financial and taxable income normally make up a considerably lower percentage of income before income taxes when income before income taxes is higher, as it was in 1998. For this reason, as well as the decrease in the statutory tax rate in Poland from 34% in 1998 to 32% in 1999, the effective tax rate was significantly lower in 1999. The Company believes its US deferred tax asset of $62,000 will be recovered by virtue of interest and other income received from loans and other services provided to its subsidiaries. Carey Agri's Polish deferred tax asset of $77,000 should be recovered from future operating profits. See notes to the consolidated financial statements for further information on income taxes.

         Net income increased $434,000 from $1,468,000 in 1998 to $1,902,000 in
1999. This increase is due to the factors noted above.

STATEMENT OF LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash balance decreased by $0.7 million in 2000 compared to a decrease of $0.5 million in 1999. The decrease was a result of the Company funding its working capital expansion from cash reserves as opposed to additional funding. See consolidated cashflow statement for details.

         Net cash used in operating activities improved by $2.2 million to a negative $1.1 million compared in 2000 compared to a negative $3.3 million in 1999. The movement is due to the Company obtaining better payment terms from its suppliers.

         Investing activities amounted to $5.6 million in 2000 and are in most part related to the acquisition of PHA as well as a substantial investment in the new warehouse facility. During the 1999 period the investing activities amounted to $5.7 million of which the largest part was the acquisition of MTC and PWW with the balance being purchasing of delivery vehicles.

         Net cash provided by financing activities in 2000 was $6.1 million from EURO and U.S. dollar denominated loans. The net change of the overdraft facility and short term borrowings was an increase of short term borrowings of $2.2 million and of long term by $5.7 million.

         The amount of the Company's stockholder equity is directly affected by foreign currency translation adjustments. For the year 2000 such adjustments resulted in a comprehensive loss of $0.3 million and a decrease in stockholders equity of a like amount.

STATEMENT ON INFLATION AND CURRENCY FLUCTUATIONS

         Inflation in Poland was 8.5% for the whole of 2000, slightly lower than the 9.8% in 1999.

         The percentage of aggregated purchases denominated in foreign currencies decreased in 2000 resulting in lower foreign exchange exposure. However, the level of borrowing denominated in U.S. Dollar's and Euro's has increased due to the funding of the acquisitions. In 2000, the zloty appreciated 0.3% versus the U.S.Dollar and appreciated 8.1% versus the Euro. Because of the volatility of exchange rates during the year loans were taken at weaker rates that those achieved at year end. The zlotys' recovery was achieved wholly in December.

         SEASONALITY

         The Company's sales have been historically seasonable with over 30% of the sales in 1999 occurring in the fourth quarter. During 2000 sales in the fourth quarter increased to 37%. This increase was a result of the increases of sales run rates across all companies within the group along with the benefit of improved average exchange rates in the last quarter.

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

     In March 2000, the Company completed it acquisition of 100% of PHA Sp. z. o.o. a distributor in the south west of Poland with a 1999 turnover of approximately $43 million. The purchase price is approximately $5.3 million and is a combination of cash and CEDC stock.

         In March 2000, the Company contracted to either purchase or lease 14,750 meters (147,500 square feet) of modern high volume warehouse facility along with 1,800 meters (18,000 square feet) of class `A' office accommodation. This is to enable CEDC to increase performance both from improved productivity of inventory handling and by attracting / retaining exclusive distribution rights on more premium brands. The Company has opted to exercise the five year lease non-cancelable contract.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's operations are conducted primarily in Poland and the functional currency of Carey Agri, MTC CFW and PHA is the Polish zloty and the reporting currency is the U.S. dollar. The Company's financial instrument consist mainly of cash and cash equivalents, accounts receivable, accounts payable, bank loans, overdraft facilities and long-term debt. Substantially all of the monetary assets represented by these financial instruments are located in Poland; consequently, they are subject to currency translation risk when reporting in U.S. dollars. Accounts payable for imported beverages are billed in various currencies and the Company is subject to short-term swings in the currency markets for product purchases. However, trade payables are settled relatively quickly so as to minimize this risk. Bank borrowings are sensitive to interest and foreign currency market risks as they usually bear interest at variable rates and are in more than one currency. The Company has not attempted any serious hedging programs prior to the end of 1999. However, in year 2001 it plans to increase management of its currency risk through the use of forward contracts. There were no such contracts outstanding at either December 31, 1998, 1999 or 2000. The Company's sensitivity to interest rates and foreign currency movements at December 31, 2000 is shown below for its bank financial instruments:

                                                                       YEAR OF MATURITY
                                                              2001            2002          TOTAL
                                                                       (THOUSANDS OF USD)
Short term borrowings

Bank overdrafts payable in polish zloty (interest varies      1,383                           1,383
With WIBOR which was 18.85% at December 31,2000)

Bank Loans payable in USD (interest varies with LIBOR)        4,702           5,045           9,747

Bank loan payable in Polish zloty (interest rate varies with    480                             480
WIBOR)

Bank loans payable in EURO (interest varies with                698           2,463           3,161
EURLIBOR)

Exchange rates against U.S. Dollar at December 31, 2000

     Polish zloty                   4.1432
     EURO                           3.8544
     Swiss Franc                    2.5309


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

     Report of Independent Auditors                                                                     26

     Consolidated Balance Sheets at December 31, 1999 and 2000                                          27

     Consolidated Statements of Income for the years ended December 31, 1998, 1999 and 2000             28

     Consolidated Statements of Changes in Stockholders' Equity for the years ended                     29
     December 31, 1998, 1999 and 2000

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000         30
     Notes to Consolidated Financial Statements                                                      31-46

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Central European Distribution Corporation

We have audited the accompanying consolidated balance sheets of Central European Distribution Corporation as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central European Distribution Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

ERNST & YOUNG AUDIT Sp. z o.o.


Warsaw, Poland
March 25, 2001

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    Amounts in columns expressed in thousands

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1999         2000
                                                                     --------     --------
                              ASSETS
CURRENT ASSETS
Cash and cash equivalents                                            $  3,115     $  2,428
Accounts receivable, net of allowance for doubtful accounts of
$343,000 and $1,230,000, respectively                                  17,299       30,983
Inventories                                                             7,610        9,557
Prepaid expenses and other current assets                               2,208          809
Deferred income taxes                                                     107          416
                                                                     --------     --------
TOTAL CURRENT ASSETS                                                   30,339       44,193

Intangible assets, net                                                  6,676       11,471
Equipment, net                                                          1,618        3,031
Deferred income taxes                                                     194           80
Other assets                                                              139          536
                                                                     --------     --------
TOTAL ASSETS                                                         $ 38,966     $ 59,311
                                                                     ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable                                               $ 14,629     $ 26,399
Bank loans and overdraft facilities                                     2,165        1,383
Income taxes payable                                                      134           35
Taxes other than income taxes                                             481          928
Other accrued liabilities                                                 557          686
Current portion of long-term debt                                       2,765        5,400
                                                                     --------     --------
TOTAL CURRENT LIABILITIES                                              20,731       34,831

Long-term debt, less current maturities                                 3,622        7,988

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred Stock ($0.01 par value, 1,000,000 shares authorized; no
shares issued and outstanding)                                           --           --
Common Stock ($0.01 par value, 20,000,000 shares authorized,
4,134,230 and 4,402,356 shares issued at December
31, 1999 and 2000, respectively)                                           42           45
Additional paid-in-capital                                             12,900       14,175
Retained earnings                                                       3,650        4,635
Accumulated other comprehensive loss                                   (1,979)      (2,243)
Less 64,100 shares in treasury at cost at December 31, 2000              --           (120)
                                                                     --------     --------
TOTAL STOCKHOLDERS' EQUITY                                             14,613       16,492
                                                                     --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 38,966     $ 59,311
                                                                     ========     ========


See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    Amounts in columns expressed in thousands

                                                          YEAR ENDED DECEMBER 31,
                                                   -------------------------------------
                                                      1998          1999          2000
                                                   ---------     ---------     ---------
Net sales                                          $  54,011     $  90,240     $ 131,233
Cost of goods sold                                    45,864        77,471       113,687
                                                   ---------     ---------     ---------

Gross profit                                           8,147        12,769        17,546
Sales general and administrative expenses              5,540         8,795        13,120
Bad debt expense                                          94           254           517
Depreciation of tangible fixed assets                    156           120           366
Amortization of goodwill and trademark                  --             368           695
                                                   ---------     ---------     ---------

Operating income                                       2,357         3,232         2,848
Non-operating income (expense)
       Interest expense                                 (192)         (374)         (955)
       Interest income                                   170           378           261
       Realized and unrealized foreign currency
       transaction losses, net                            (5)         (215)         (494)
       Other expense, net                                 (1)          (13)         (172)
                                                   ---------     ---------     ---------

Income before income taxes                             2,329         3,008         1,488
Income tax expense                                       861         1,106           503
                                                   ---------     ---------     ---------

Net income                                         $   1,468     $   1,902     $     985
                                                   ---------     ---------     ---------

Net income per common share, basic and dilutive    $    0.56     $    0.47     $    0.23
                                                   =========     =========     =========

See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    Amounts in columns expressed in thousands

                                             CAPITAL STOCK

                                    ISSUED              IN TREASURY
                          ------------------------------------------------                                   ACCUMULATED
                                                                             ADDITIONAL                       OTHER
                             NO. OF                   NO. OF                  PAID-IN-      RETAINED      COMPREHENSIVE
                             SHARES         AMOUNT    SHARES      AMOUNT      CAPITAL       EARNINGS           LOSS         TOTAL
                             ------         -----     ------      ------     -----------    ------        -------------    -------
Balance at
December 31, 1997             1,780          $18         -            -          $36           $280                -         $334

Net income for 1998               -            -         -            -            -          1,468                -        1,468

Foreign currency
translation
adjustment                        -            -                                   -              -            (110)        (110)
                             ------          ---       ---       -----       -------         ------         -------       -------
Comprehensive
income for 1998                   -            -                                   -          1,468            (110)        1,358

Common stock issued
in connection with
initial public
offering                      2,000           20                              10,615              -                -       10,635
                             ------          ---       ---       -----       -------         ------         -------       -------
Balance at December
31, 1998                      3,780          $38                             $10,651         $1,748           $(110)      $12,327

Net income for 1999               -            -                                   -          1,902                -        1,902

Foreign currency
translation
adjustment                        -            -                                   -              -          (1,869)      (1,869)
                             ------          ---       ---       -----       -------         ------         -------       -------
Comprehensive income
for 1999                          -            -                                   -          1,902          (1,869)           33

Common stock issued
in connection with
acquisitions                    354            4                               2,249              -                -        2,253
                             ------          ---       ---       -----       -------         ------         -------       -------
Balance at December
31, 1999                      4,134          $42                             $12,900         $3,650         $(1,979)      $14,613

Net income for 2000                                                                             985                           985
Foreign currency
translation adjustment
                                                                                                               (264)        (264)
                             ------          ---       ---       -----       -------         ------         -------       -------
Comprehensive income
for 2000                                                                                        985            (264)          721

Treasury shares
purchased                                               64        (120)                                                     (120)

Common stock issued
in connection with
acquisition                     268            3                               1,275                                        1,278
                             ------          ---       ---       -----       -------         ------         -------       -------
Balance at
December 31, 2000             4,402          $45        64       $(120)      $14,175         $4,635         $(2,243)      $16,492
                             ======          ===       ===       =====       =======         ======         =======       =======


See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Amounts in columns expressed in thousands

                                                                YEAR ENDED DECEMBER 31,
                                                          ----------------------------------
                                                            1998         1999         2000
                                                          --------     --------     --------

OPERATING ACTIVITIES
Net income                                                $  1,468     $  1,902     $    985
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
      Depreciation and amortization                            199          446        1,061
      Deferred income tax benefit                              (28)        (162)        (195)
      Bad debt provision                                        94          254          517
      Changes in operating assets and liabilities:
           Accounts receivable                              (4,638)      (1,517)     (14,571)
           Inventories                                      (1,557)        (354)      (1,947)
           Prepayments and other current assets               (188)      (1,737)       1,002
           Trade accounts payable                           (1,641)         864       11,770
           Income and other taxes                              453         (799)         348
           Other accrued liabilities and other                 (86)      (2,228)        (115)
                                                          --------     --------     --------

Net Cash Used In Operating Activities                       (5,924)      (3,331)      (1,145)

INVESTING ACTIVITIES
Purchases of equipment                                      (1,052)      (1,113)      (1,898)
Proceeds from the disposal of equipment                         53          137          112
Purchases of marketable securities                          (7,842)        --           --
Proceeds from sale of marketable securities                  7,842         --           --
Acquisitions of subsidiaries                                   (40)      (4,758)      (3,855)
                                                          --------     --------     --------

Net Cash Used In Investing Activities                       (1,039)      (5,734)      (5,641)

FINANCING ACTIVITIES
Borrowings on overdraft facility                            24,575        8,120        1,167
Payment of overdraft facility                              (24,875)      (7,949)      (1,949)
Payment of capital lease obligations                          (113)        --           --
Short-term borrowings                                          725        1,994        4,400
Payment of short-term borrowings                            (1,350)        --         (1,765)
Long-term borrowings                                           139        6,387        8,280
Payment of long-term borrowings                               (422)        --         (3,914)
Net proceeds from initial public offering                   10,859         --           --
Purchase of treasury shares                                   --           --           (120)
                                                          --------     --------     --------
Net Cash Provided By Financing Activities                    9,538        8,552        6,099
                                                          --------     --------     --------
Net Increase (Decrease) in Cash                              2,575         (513)        (687)
Cash and cash equivalents at beginning of period             1,053        3,628        3,115

                                                          --------     --------     --------
Cash and cash equivalents at end of period                $  3,628     $  3,115     $  2,428
                                                          ========     ========     ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Common stock issued in connection with
investment in subsidiaries (Note 10)                      $   --       $  2,253     $  1,278
                                                          ========     ========     ========
Supplemental disclosures of cash flow information
     Interest paid                                        $   192      $    354     $    865
     Income tax paid                                      $   725      $  1,313     $    532


See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Monetary amounts in columns expressed in thousands
                         (except per share information)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (CEDC) was organized as a Delaware Corporation in September 1997 to operate as a holding company through its then sole subsidiary, Carey Agri International Poland Sp. z o.o. (Carey Agri). CEDC, Carey Agri and the other subsidiaries referred to later in this note are referred to herein as the Company.

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

Carey Agri is a Polish limited liability company with headquarters in Warsaw, Poland. Carey Agri distributes alcoholic beverages throughout Poland and all activities are conducted within that country. It currently has branches in the following Polish cities: Warsaw, Krakow, Szczecin, Gdynia, Wroclaw, Torun, Katowice, Poznan, Zielona Gora, and Biaylstok.

In March 1999, the Company purchased a significant portion of the assets, of Multi Trade Company S.C. (MTC). MTC is a distributor of alcoholic beverages located in Biaylstok, Poland.

In May 1999, the Company purchased a significant portion of the assets, of the Cellar of Fine Wines S.C. (CFW). CFW is an importer and a distributor of wines located in Sulejowek near Warsaw, Poland.

In March 2000, the Company purchased 100% of the voting stock of Polskie Hurtownie Alkoholi Sp. z o.o. (PHA). PHA is a distributor of alcoholic and non-alcoholic beverages located in Zielona Gora, Poland.

Pursuant to Polish statutory requirements, Carey Agri, MTC, CFW and PHA may pay annual dividends, based on their audited Polish financial statements, to the extent of their retained earnings as defined. At December 31, 2000, approximately $ 4,800,000 was available for payment of dividends.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by the Company are as follows:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Central European Distribution Corporation and its subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

CEDC's subsidiaries maintain their books of account and prepare their Statutory financial statements in Polish zloties (PLN) in accordance with Polish statutory requirements and the Accounting Act of 29 September 1994. Subsidiaries' financial statements have been adjusted to reflect generally accepted accounting principles in the United States of America ("US GAAP").

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Monetary amounts in columns expressed in thousands
                         (except per share information)


FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

For all of the Company's subsidiaries the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year end. Income Statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of shareholders' equity. Gains and losses from foreign currency transactions are included in net income for the period.

The exchange rate used on Polish zloty denominated transactions and balances for translation purposes as of December 31, 1999 and 2000 for one US dollar was 4.15 PLN and 4.14 PLN respectively. As of March 25, 2001 the rate had changed to 4.13 PLN.

EQUIPMENT

Equipment is stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line method over the following useful lives:

                TYPE                           DEPRECIATION LIFE IN YEARS
- -----------------------------------            --------------------------

Transportation Equipment                                    6
Beer Dispensing and Other Equipment                       2-10

The Company periodically reviews equipment, when indicators of impairment exist and if the value of the asset is impaired, an impairment loss is recognized.

INTANGIBLE ASSETS

Intangibles consist of acquired goodwill and trademarks. Goodwill and trademarks are amortized on a straight-line basis over the periods that expected economic benefits will be provided (20 years for goodwill and 10 years for trademarks). The Company assesses the recoverability of its goodwill and trademarks whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support the recorded intangible assets. If undiscounted cash flows are not sufficient to support the recorded assets, an impairment reserve would be recognized to reduce the carrying value of the goodwill and trademarks based on the expected discounted cash flows of the business unit. No such reserves have been considered necessary through the date of the accompanying financial statements.

REVENUE RECOGNITION

Revenue is recognized when goods are shipped to customers.

ADVERTISING AND PROMOTION COSTS

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs not reimbursed by suppliers were approximately $660,000, $359,000 and $278,000 in 1998, 1999 and 2000, respectively.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes customs duty and transportation costs. Inventories are comprised primarily of beer, wine, spirits, and non-alcoholic beverages.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Monetary amounts in columns expressed in thousands
                         (except per share information)

CASH AND CASH EQUIVALENTS

Short-term investments that have a maturity of three months or less at the date of purchase are classified as cash equivalents. Virtually all of this amount was located in bank accounts in Poland at December 31, 2000.

ESTIMATES

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements.

INCOME TAXES

The Company computes and records income taxes in accordance with the liability method.

EMPLOYEE STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no employee based compensation costs have been recognized for fixed stock options issued under the Company's employee stock incentive plan. The Company discloses pro forma net income and net income per share as if the fair value method of SFAS No. 123 had been used (see Note 14).

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

During the period ended December 31, 2000, the Company incurred foreign currency translation losses of $264,000 and reported this amount as part of the accumulated comprehensive loss in shareholders' equity of $2,243,000. During 2000, the Polish zloty strengthened during the fourth quarter and as a result reduced the amount of the currency translation loss as compared to the previous year. Additionally translation losses

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Monetary amounts in columns expressed in thousands
                         (except per share information)

with respect to long term inter-company transactions with the parent company are charged to other comprehensive loss. No deferred tax benefit is recorded on the accumulated comprehensive loss as it is CEDC current intention to reinvest subsidiary earnings. The total of the accumulated other comprehensive loss consist solely of currency translation adjustments.

SEGMENT REPORTING

The Company operates in one industry segment, the distribution of alcoholic and non-alcoholic beverages. These activities are conducted by Carey Agri, MTC, CFW and PHA in Poland. Substantially all revenues, operating profits and assets relate to this business. CEDC assets (excluding inter-company loans and investments) located in the United States of America represent approximately 1% of consolidated assets

NET INCOME PER COMMON SHARE

Net income per common share is calculated in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding for the year. The stock options and warrants discussed in Note 14 were not included in the computation of diluted earnings per common share as the effect would be anti dilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

SFAS 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended by SFAS 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging gains or losses as adjustments to be reported to net income or other comprehensive income as appropriate. The Company will adopt
SFAS No. 133 in fiscal 2001. Management does not believe the adoption of SFAS No. 133 will have a material effect on the Company's results of operations or financial position and the Company had no opening hedging contracts or derivative financial instruments at the year end.

RECLASSIFICATIONS

Certain amounts in the financial statements have been reclassified from prior years to conform to the current year presentation.

3. INTANGIBLE ASSETS

Intangibles, presented net of accumulated amortization in the consolidated balance sheets, consist of:

                                      DECEMBER 31,
                                 ---------------------
                                   1999         2000
                                 --------     --------

Goodwill                         $  2,913     $  8,403
Trademark                           4,077        4,077
Other                                  71           71
                                 --------     --------
                                    7,061       12,551

Less accumulated amortization        (385)      (1,080)

                                 --------     --------
Intangibles, net                 $  6,676     $ 11,471
                                 ========     ========

4. EQUIPMENT

Equipment, presented net of accumulated depreciation in the consolidated balance sheets, consists of:

                                           DECEMBER 31,
                                       -------------------
                                         1999        2000
                                       -------     -------

Transportation equipment               $ 1,541     $ 2,542
Beer dispensing and other equipment        701       1,479
                                       -------     -------
                                         2,242       4,021

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Monetary amounts in columns expressed in thousands
                         (except per share information)

Less accumulated depreciation             (624)       (990)

                                       -------     -------
Equipment, net                         $ 1,618     $ 3,031
                                       =======     =======


5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the allowance for doubtful accounts during each of the three years in the period ended December 31, 2000 were as follows:

                                              YEAR ENDED DECEMBER 31,
                                           ----------------------------
                                            1998       1999       2000
                                           ------     ------     ------

Balance, beginning of year                 $   94     $  181     $  343
Provision for bad debts                        94        254        517
Charge-offs, net of recoveries                 (7)       (92)      --
Acquired, allowance for
   bad debts from purchase of PHA            --         --          370
                                           ------     ------     ------
Balance, end of year                       $  181     $  343     $1,230
                                           ======     ======     ======

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Monetary amounts in columns expressed in thousands
                         (except per share information)

6. LONG-TERM DEBT

Long-term debt consists of the following:

                                       DECEMBER 31,
                                  ---------------------
                                    1999         2000
                                  --------     --------

Loan denominated in US Dollars    $  5,000     $  9,747
Loan denominated in PLN                             480
Loans denominated in EUR             1,387        3,161
Current portion of these loans      (2,765)      (5,400)
                                  --------     --------
Long-term portion                 $  3,622     $  7,988
                                  ========     ========

On March 21, 2000, the Company signed a loan agreement for $700,000 to replace two loans redeemed in March 2000. The interest rate is 3 month LIBOR plus 1.5% (6.20% at December 31, 2000). $350,000 USD was redeemed during the first quarter 2001, the balance has been extended until March 2002.

In March 2000, the Company obtained a $4,000,000 USD denominated long-term loan. The interest on this loan is at the three month USD LIBOR rate plus 1.4% (6.20% at December 31, 2000); $500,000 is payable in June 2001, with another $500,000 payable every quarter thereafter. This loan is not collaterized.

In May 2000, the Company signed a loan agreement for $1,500,000 USD, the interest rate is three months LIBOR plus 1.4%. The loan is repayable June 30, 2002

On May 16, 2000, the Company signed a loan agreement for $850,000. The annual interest rate is 3 month LIBOR plus 1.5% (6.20% at December 31, 2000). The loan is repayable in quarterly installments of $212,500 commencing August 20, 2001.

On July 21, 2000, the Company signed a loan agreement for $750,000. The annual interest rate is 3 months LIBOR plus 1.5% (6.20% at December 31, 2000). The loan is repayable on July 20, 2002.

In December 2000, the Company obtained a long-term loan for 2 million Polish Zloty ($480,000 USD). The annual interest rate is approximately 19.0%. The loan is repayable March 2002.

In April 1999, the Company obtained from the same bank an EUR denominated long-term loan. The interest on this loan is at the three-month EUROLIBOR rate plus 1.4% (4.48% at December 31,1999) The amount payable under the loan was 1,380,000 EUR (1,250,000USD) at December 31, 2000 and the loan is due in May 2001. This loan is collaterized by inventory up to a value of 3,500,000 PLN.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Monetary amounts in columns expressed in thousands
                         (except per share information)

During 1999, the Company acquired a long-term US Dollar loan from BRE Bank amounting to $3,500,000. The loan agreement stipulated a principal payment of $1,765,000 during 2000 with the balance payable in February 2001. The loan may be repaid in USD with annual interest of LIBOR plus 1.85%, or in DEM with annual interest of EURLIBOR plus 1.95% or in Swiss Francs with annual interest rate of LIBOR plus 2.25%. The Company anticipates paying the final installment (1,735,000 USD) of the loan in CHF. The loan was collateralized by a bill of exchange issued by the Company.

During April 1999, the Company obtained a $1,500,000 USD denominated long-term loan. The interest on this loan is at the three month USD LIBOR rate plus 1.4% (approximately 7.47% and 8.00% at December 31, 1999 and 2000 respectively); $1,000,000 is payable in November 2000, and $500,000 in May 2001. The loan has been extended to May 2002. This loan is collaterized by inventory up to a value of 3,500,000 PLN. The amount outstanding at December 31, 2000 is $1,500,000 USD.

7. LEASE OBLIGATIONS

On March 7, 2000, the Company signed an agreement to purchase a modern high volume warehouse facility along with office accommodations. On November 1, 2000, the Company, reconsidered its decision with respect to purchase of this complex and determined it would be in their best financial interest to lease this premise. The Company entered into an operating lease, which stipulated monthly payments of $130,000 for five years. This lease cannot be terminated. The Company has the option to renew the lease in five years. The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of December 31, 2000.

Year ending December 31
2001                             $ 1,560
2002                               1,560
2003                               1,560
2004                               1,560
2005                               1,300
                                 --------
                                 $ 7,540
                                 ========


There were no operating nor financial leases except as discussed above as at December 31, 2000.

The lease of the high volume warehouse has allowed the Company to consolidate much of their storage space in and around Warsaw. The Company still has in effect rental agreements for all of its regional offices and other warehouse space. Monthly rentals range from approximately $2,000 to $11,670. All of the regional office and warehouse leases can be terminated by either party within two or three months prior notice. The retail shop lease has no stated expiration date, but can be terminated by either party with three months prior notice.

The rental expense incurred under operating leases during 1998, 1999 and 2000 was as follows:

                                           1998      1999       2000
                                          -----     -----     ------

Rent expense                              $ 519     $ 754     $1,442
                                          =====     =====     ======

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Monetary amounts in columns expressed in thousands
                         (except per share information)

8. SHORT-TERM BANK LOANS AND OVERDRAFT FACILITIES

On August 1, 2000, the Company signed an agreement for a short term loan of $233,110. The annual interest rate is 1 month LIBOR plus 0.8%. The interest is paid monthly. The loan is repayable on June 16, 2001. In August 2000 the Company extended this facility to reflect increased trade, the increase was by $459,000 with the same terms applying.

In December 2000, the Company obtained an overdraft facility of 5,000,000 Polish Zloty. The interest is charged on the daily balance at rate of 1 month WIBOR plus 1,25%. As at December 31, 2000 the balance on the overdraft was 4,776,535 Polish zloty ($1,152,861 USD).

The weighted average interest rate on short-term borrowings at December 31, 2000 and 1999 was approximately 7.8%, and 5.8% respectively. Total interest paid in 1998, 1999 and 2000 is substantially equal to the interest expense disclosed in the consolidated statements of income.

9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                     1998       1999       2000
                                                   -------     ------     ------
Basic:
Net income                                         $ 1,468     $1,902     $  985
                                                   =======     ======     ======
Average shares outstanding                           2,635      4,050      4,334
                                                   =======     ======     ======
Basic EPS                                          $  0.56     $ 0.47     $ 0.23
                                                   ======     ======      ======
Diluted:
Net income                                         $ 1,468     $1,902     $  985
                                                   =======     ======     ======

Average shares outstanding                           2,635      4,050      4,334
Net effect of dilutive stock options -                --         --         --
based on the treasury stock method
                                                   -------     ------     ------
Totals                                               2,635      4,050      4,334
                                                   =======     ======     ======
Diluted EPS                                        $  0.56     $ 0.47     $ 0.23
                                                   =======     ======     ======


No stock options have been exercised during the period. Warrants granted in connection with the 1998 IPO and stock options granted in 1998, 1999 and 2000 have been excluded from the above calculations of diluted shares since the exercise price is equal to or greater than the average market price of the common shares during 1998, 1999 and 2000.

10. ACQUISITIONS

On March 31, 2000, the Company purchased 100% of the voting shares of Polskie Hurtownie Alkoholi Sp. z o.o. (PHA) for $4.0 million cash and 268,126 shares of Common Stock. The shares issued may not be sold without the Company's consent for three years subsequent to the acquisition. As part of the purchase agreement with PHA, a non-compete agreement was established with the former stockholders for a period of three years.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Monetary amounts in columns expressed in thousands
                         (except per share information)

The Company obtained an independent valuation for this acquisition. The cost of the acquisition was allocated to the tangible assets acquired based on the fair values at dates of acquisition and estimated values per the valuation report. The excess ($5,490,000) of the cost over the amounts allocated as described above represents goodwill. Management will finalize the purchase price allocations during the first quarter of 2001 upon the settlement of various contingent issues. No significant adjustments are expected to result from the finalization of the purchase price allocations.

On March 12,1999, the Company purchased certain business assets (excluding those related to the production of distilled products) and the trademark of Multi Trade Company ("MTC" - a Partnership distributing alcoholic beverages in Poland) for $2.9 million cash and 254,230 shares of Common Stock. This stock cannot be sold for three years without the consent from the Company. On May 10, 1999, the Company purchased certain business assets, and trademark of The Cellar of Fine Wines Sp. z o.o. ("CFW" - a limited liability company distributing wine in Poland) for $ 1.8 million cash and 100,000 shares of Common Stock. Restrictions on the sale of this stock expired on July 1, 2000. The values assigned to the Common Stock issued in these transactions were based on market value at the time of the transactions and reduced by 10% for the effect of the restrictions on sale.

The Company obtained independent valuations for both of these investments. The cost of the acquisitions was allocated to the tangible and identifiable intangible assets acquired based on the fair values at dates of acquisition and estimated values per the valuation reports. The excess ($2,913,000) of the cost over the amounts allocated as described above represents goodwill. Management finalized the purchase price allocations during the last quarter of 1999 upon the completion of the valuations of the companies. No significant adjustments resulted from the finalization of the purchase price allocations.

Assuming consummation of all three purchases and the issuance of common shares as of January 1, 1999, the unaudited proforma consolidated operating results for 1999 and 2000 are as follows:

                                                  1999           2000
                                               --------       --------

Net sales                                      $140,488       $140,706
Net income                                        2,197            868
Net income per share data:
Basic and diluted                              $   0.50       $   0.19



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

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Monetary amounts in columns expressed in thousands
                         (except per share information)

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable from Polish companies. The Company restricts temporary cash investments to financial institutions with high credit standing. Credit is given to customers only after a thorough review of their credit worthiness. The Company does not normally require collateral with respect to credit sales. The Company routinely assesses the financial strength of its customers. As of December 31, 2000 and 1999, the Company had no significant concentrations of credit risk. The Company has not experienced large credit losses in the past.

INFLATION AND CURRENCY RISK

Since the fall of Communist rule in 1989, Poland has experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 8.6% in 1998, 9.8% in 1999 and 8.5% in 2000. The exchange rate for the zloty had stabilized in 1998 and 1999 and the rate of devaluation of the zloty had decreased for the last several years. During the first two quarters of 2000, the zloty decreased in value in respect to the US dollar, while in the latter half of the year made a strong recovery against the US dollar. Inflation and currency exchange fluctuations have had, and may continue to have, an adverse effect on the financial condition and results of operations of the Company.

A portion of Carey Agri's, MTC's, CFW's AND PHA's accounts payable and operating expenses are expected to continue to be, denominated in or indexed to the U.S. Dollar or other non-Polish denominated currency. By contrast, substantially all of the Company's revenue is denominated in Polish zloty. Any devaluation of the zloty against the U.S. Dollar or other currencies that the Company is unable to offset through price adjustments will require the Company to use a larger portion of its revenue to service its non-zloty denominated obligations. While the Company may enter into transactions to hedge the risk of exchange rate fluctuations, it is unlikely that the Company will be able to obtain hedging arrangements to completely eliminate the currency risk. Accordingly, shifts in the currency exchange rates may have an adverse effect on the ability of the Company to service its non-zloty denominated obligations and, therefore may have an effect on the Company's financial condition and results of operations.

SUPPLY CONTRACTS

The Company has various agreements covering its sources of supply, which, in some cases, may be terminated by either party on relatively short notice. Thus, there is a risk that a significant portion of the Company's supply of products could be curtailed at any time. The Company has made payments to suppliers to secure longer term sources of supply. Management is confident that in the case of a curtailment of supplies, a new supplier could be obtained quickly without any material effect on the operations.

CONTINGENT LIABILITIES

The Company is involved in some litigation and has claims against it for matters arising in the ordinary course of business. In the opinion of management, the outcome will not have a material adverse effect on the Company's operations.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Monetary amounts in columns expressed in thousands
                         (except per share information)

12. INCOME TAXES

Income tax expense consists of the following:

                                                         YEAR ENDED DECEMBER 31,
                                                     -------------------------------
                                                       1998        1999        2000
                                                     -------     -------     -------
Current Polish income tax expense                    $   889     $ 1,268     $   687
Deferred Polish income tax (benefit) expense, net         34        (101)       (195)
Deferred US income tax (benefit) expense                 (62)        (61)         11

                                                     -------     -------     -------
Total income tax expense                             $   861     $ 1,106     $   503
                                                     =======     =======     =======


Total Polish income tax payments (or amounts used as settlements against other statutory liabilities) during 1998, 1999 and 2000 were $725,000, $1,313,000, and $532,000 respectively. CEDC has paid no U.S. income taxes and has net opening loss carry forwards, amounting to $306,000 which expire in 2013 and 2014.

Total income tax expense varies from expected income tax expense computed at Polish statutory rates (36% in 1998, 34% in 1999 and 30% in 2000) as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1998        1999        2000
                                                                   -------     -------     -------
Tax at Polish statutory rate                                       $   838     $ 1,023     $   446
Increase/(Reduction), in deferred tax asset valuation allowance
relating primarily to bad debt expense                                 (30)         46         124
Tax rate differential resulting from US activities                       6        --          --
Effect of foreign currency exchange rate change on net deferred tax assets and reduction of deferred tax asset due to changes
in tax rates                                                             1          14         (47)
Permanent differences:
       Non-taxable interest                                             (9)        (15)        (20)
       Non-deductible taxes                                              6          16        --
       Non-deductible transportation taxes                              23           7        --
       Other non-deductible expenses                                    26          15        --

                                                                   -------     -------     -------
Income tax expense                                                 $   861     $ 1,106     $   503
                                                                   =======     =======     =======


Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                             DECEMBER 31,
                                                           ---------------
                                                           1999      2000
                                                           -----     -----

Deferred tax assets:
       Allowance for doubtful accounts receivable          $  98     $ 382
       Unrealized foreign exchange losses (gains), net       112       (75)
       Accrued expenses and deferred income                   17       147
       Carey Agri operating loss carry forward expiring                134
       2005

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Monetary amounts in columns expressed in thousands
                         (except per share information)

       CEDC operating loss carry-forward benefit,            123        81
       Expiring in 2013 - 2014
                                                           -----     -----
Total deferred tax assets                                  $ 350     $ 669
Less valuation allowance                                     (49)     (173)
                                                           -----     -----
Net deferred tax asset                                     $ 301     $ 496
                                                           =====     =====
Shown as:
Current deferred tax asset                                 $ 107     $ 416
Long-term deferred tax asset                                 194        80
                                                           -----     -----
                                                           $ 301     $ 496
                                                           =====     =====


Valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets will not be realized in the future. These evaluations are based on expected future taxable income and expected reversals of the various net deductible temporary differences. The valuation allowance relates primarily to the future tax deductibility of the allowance for bad debts.

Management intends that the undistributed earnings from the Polish subsidiaries of $ 4,800,000 will be permanently reinvested. Therefore, no deferred taxes have been created for these earnings. If the earnings were distributed in the form of a dividend or otherwise, a portion would be subject to both U.S. income taxes and Polish withholding taxes, less an adjustment for foreign tax credits. The Company estimates the deferred tax liability to be approximately $ 1,300,000 based on the undistributed earnings of Carey Agri, MTC, CFW and PHA at December 31, 2000. This amount would, in part, be available to reduce some portion of U.S. tax liability from foreign source income. Determination of the actual amount of U.S. income tax liability that would be incurred is complex and subject to various factors existing at the time of any distribution of foreign earnings to CEDC.

In November 1999, legislation was enacted in Poland which reduced the corporate income tax rates in Poland effective January 1, 2000. The expected tax rate of 32% was reduced to 30% in 2000, 28% in 2001 and 2002, 24% in 2003 and 22%
thereafter.

Carey Agri's, MTC's, CFW's and PHA's tax liabilities (including corporate income tax, Value Added Tax (VAT), social security and other taxes) may be subject to examinations by Polish tax authorities for up to five years from the end of the year the tax is payable. CEDC's US federal income tax returns are also subject to examination by the US tax authorities. As the application of tax laws and regulations, and transactions are susceptible to varying interpretations, amounts reported in the consolidated financial statements could be changed at a later date upon final determination by the tax authorities.

13. RELATED PARTY TRANSACTIONS

A director of CEDC is also the director of one of the Company's suppliers of wine. Purchases from this company amounted to approximately $750,000, $471,600 and $ 630,000 in 1998, 1999 and 2000, respectively.

This company is owed $19,000 as at December 31, 2000 for purchases made during 2000.

The Company rents under a short term rental agreement from the Company's president a retail unit. The rent is $2,200 per quarter. The total paid during 2000 was $8,800 USD.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Monetary amounts in columns expressed in thousands
                         (except per share information)

14. STOCK OPTION PLANS AND WARRANTS

INCENTIVE PLAN

In November 1997, the CEDC 1997 Stock Incentive Plan ("Incentive Plan") was created. This Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, executives, and other employees of CEDC and any of its subsidiaries or of any service providers. The Incentive Plan authorizes the issuance of up to 750,000 shares of Common Stock (subject to anti-dilution adjustments in the event of a stock split, recapitalization, or similar transaction). The compensation committee of the board of directors will administer the Incentive Plan. The Company has reserved 750,000 shares for future issuance in relation to the Incentive Plan.

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

A summary of the Company's stock option activity, and related information for the years ended December 31, 1999 and December 31, 2000 as follows:

                                                 Options (000)   Options (000)  Weighted-Average    Weighted-Average
                                                      1999           2000          Exercise            Exercise
                                                                                   Price-1999          Price-2000
Outstanding at January 1,                              211            231                                 --
Granted                                                 40             25            $6.65             $4.20
Exercised                                               --             --               --                --
Forfeited                                             (20)             --             6.50                --
                                                  ------------------------------------------------------------------

Outstanding at December 31,                            231            256            $7.32             $7.02

Exercisable at December 31,                            106            185            $7.15             $6.69

Weighted-average fair value of options
granted                                                  -              -            $2.50             $1.60

Exercise prices for options outstanding as of December 31, 2000 ranged from $4.00 to $8.00. The weighted-average remaining contractual life of those options is approximately 7 years as of December 31, 2000. The table above does not include options mentioned below where the exercise price is unknown or for the warrants discussed below.

STOCK OPTIONS GRANTED

CEDC has granted stock options in early 1998 to its executive officers and members of the Board of Directors for 82,500 shares of Common Stock in connection with its initial public offering. The exercise price for 57,500 of these options is the initial public offering price of $ 6.50 per share. The exercise price of

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Monetary amounts in columns expressed in thousands
                         (except per share information)

10,000 options was the average trading price of Common Stock for the last five trading days of 1998 of $5.70. The exercise price of 15,000 options is $4.94 These options were forfeited in 1999.

The Company has granted stock options under the Incentive Plan for 129,250 shares of Common Stock in September 1998 to certain of its employees. Options for 21,500 shares have an exercise price of $6.50 and may be exercised from September 1999 to September 2001. Options for 43,000 shares have an exercise price of $6.90 and are exercisable from September 2000 to September 2001. Options for 64,750 shares have an exercise price of $4.21 and are exercisable from August 2001 to September 2001.

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

As for the other stock options granted to employees, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1999 and 2000 risk-free interest rate of 5.5% dividend yield of 0%, volatility factors of the expected market price of the Company's Common Stock of 0.68, and a weighted-average expected life of the option of 2 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of any forfeitures is recognized when they occur. The Company's pro forma information for 1998, 1999 and 2000 is as follows:

                                     1998        1999        2000

Net income as recorded             $1,468      $1,902      $  985
Pro forma net income               $1,450      $1,770      $  825

Pro forma earnings per share:

Basic and fully diluted            $  .55      $  .44      $  .19

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Monetary amounts in columns expressed in thousands
                         (except per share information)

OPTIONS GRANTED TO VENDORS

In late 1998, the Company granted options to a vendor for 50,000 shares of common stock in exchange for a three-year service contract. These options are exercisable from March 1999 until September 2001 at the following prices: $6.50 until September 1999, $8.00 until September 2000, and $9.00 until September 2001. Under APB 25 and FASB 123, the fair value of options given to vendors must be expensed over the service period. Using the Black Scholes method described above, with similar assumptions, the fair value of these options was $75,000. This amount is being expensed over three years.

In 1999, the Company granted options to a consulting firm for 75,000 shares of common stock in exchange for a one-year service contract involving various acquisition consultations. The exercise price of the options is $8.00. These options shall be exercisable at any time during a period of nine years commencing March 5, 2000. Using the Black-Scholes method, 75 periods were used to determine the volatility of the price. The value of the options is approximately $135,000. Based upon the 10 months of the service contracts ended December 31, 1999, costs of $112,500 were capitalized to the purchase of MTC and CFW or deferred with respect to the other pending acquisitions.

The above options were excluded from the calculation of earnings per share as the effect would not be dilutive.

WARRANTS

In connection with its initial public offering in 1998, the Company agreed to sell to its underwriters or their designees (for nominal consideration) warrants to purchase 200,000 shares of common stock from the Company. The warrants are exercisable at any time during a period of four years commencing one year from the date of the final prospectus (August 1998) used in the Company's initial public offering. The exercise price of the warrants is 130% of the initial public offering price ($8.45 per share).

The above options were excluded from the calculation of earnings per share as the effect would not be dilutive.

15.  SHARE REPURCHASE PROGRAM

On November 27, 2000, the Company's Board of Directors authorized a share repurchase program to buy up to 200,000 shares in the open market In 2000, the Company repurchased 64,100 shares in the open market for $120,000 USD including costs. The Company may purchase the remaining authorized shares over the next twelve months in the open market.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                         First Quarter           Second Quarter          Third Quarter           Fourth Quarter

                        1999        2000        1999        2000        1999        2000        1999        2000
                         (A)         (B)         (C)
Sales                $14,241     $18,720     $23,533     $31,323     $25,676     $32,103     $26,790     $49,087

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Monetary amounts in columns expressed in thousands
                         (except per share information)

Gross Profit           2,098       2,800       3,229       4,097       3,531       4,197       3,911       6,452

Operating Income         560         247         759         850       1,151         491         762       1,260

Net Income              $333         $23        $647         $87        $410        $119        $512        $756

Net Income per
Common
Stock-Basic and

Diluted                $0.09       $0.01       $0.16       $0.02       $0.10       $0.02       $0.12       $0.18


(A)      Purchase of MTC
(B)      Purchase of PHA
(C)      Purchase of CFW

ITEM 9. CHANGES IN AND DISAGREEMTNS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to directors and executive officers of the Company is incorporated herein by reference to the proxy statement for the annual meeting of stockholders to be held on April 30, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

         The information with respect to executive compensation and transactions is incorporated here by reference to the proxy statement for the annual meeting of stockholders to be held on April 30, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the proxy statement for the annual meeting of stockholders to be held on April 30, 2001.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information with respect to certain relationships and related transactions is incorporated herein by reference to the proxy statement for the annual meeting of stockholders to be held on April 30, 2000.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K


         (a)(1) The following consolidated financial statements of the Company and report of independent auditors are included in Item 8 of the Form 10-K.

         Report of Independent Auditors

         Consolidated Balance Sheets at December 31,1999 and 2000.

         Consolidated Statements of Income for the years ended December 31, 1998, 1999 and 2000

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1999, and 2000

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

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

10.4      Employment agreement with Neil Crook and the Company (Filed as Exhibit
          10.11 to the First 1998 Registration Statement and incorporated herein by reference.)

10.5 Employment agreement with Neil Crook and Carey Agri International Poland Sp. z o.o. (Filed as Exhibit 10.12 to the First 1998 Registration Statement and incorporated herein by reference.)

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

10.10 Distribution contract with UDV Poland Sp. z.o.o. dated July 3, 1997 (Filed as Exhibit 10.6 to the 1997 Registration Statement and incorporated herein by reference)

10.11 (a) Amendment, updated, to the distribution contract with UDV Poland Sp. z.o.o. dated July 3, 1997 (Filed as Exhibit 10.6 (a) to the first 1998 Registration Statement and incorporated herein by reference.)

10.12 Distribution Agreement with Przedsiebiorstwo Przemyslu Spirytusowego "Polmos" dated September 16, 1996.

10.13     Distribution Agreement with Unicom Bols Group dated April 1, 1998.

10.14     Distribution Agreement with PP Slaska Wytwornia Wodek Gatunkowych
          "Polmos".

21 Subsidiaries of the Company (Filed as Exhibit 21 to the 1997 Registration Statement and incorporated herein by reference.)

              (b) Reports on form 8-K in the fourth quarter of 2000

              Reports on Form 8-K filed on December 5, 2000 under Item 14.

              Reports on Form 8-K filed on December 11, 2000 under Item 14.

              (c) Exhibits

              The response to this portion of Item 14 is submitted in response to Item 14 (a) (3).

              (d) Financial Statement Schedules

              None.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Central European Distribution Corporation

                               By:        /s/ WILLIAM V. CAREY
                                  -----------------------------------------
                                                     William V.Carey

                               CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

                               Date: March 30, 2001


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

            SIGNATURE                                TITLE                                  DATE
            ---------                                -----                                  ----
         /s/ WILLIAM V. CAREY           Chairman, President and Chief Executive          MARCH 30, 2001
- ------------------------------------    Officer (Principal executive officer)
            WILLIAM V. CAREY



         /s/ JEFFREY PETERSON           Vice Chairman and Executive Vice President       MARCH 30, 2001
- ------------------------------------
             JEFFREY PETERSON

         /s/ NEIL CROOK                 Vice President and Chief Financial Officer       MARCH 30, 2001
- ------------------------------------    (Principal financial and accounting officer)
             NEIL CROOK


         /s/ ALAN DICKSON               Director                                         MARCH 30, 2001
- ------------------------------------
             ALAN DICKSON

         /s/ JAMES T. GROSSMANN         Director                                         MARCH 30, 2001
- ------------------------------------
             JAMES T. GROSSMANN

         /s/ TONY HOUSH                 Director                                         MARCH 30, 2001
- ------------------------------------
             TONY HOUSH

         /s/ JAN W. LASKOWSKI           Director                                         MARCH 30, 2001
- ------------------------------------
             JAN W. LASKOWSKI

         /s/ JOE M. RICHARDSON          Director                                         MARCH 30, 2001
- ------------------------------------
             JOE M. RICHARDSON