Form 10-Q
period 2001-03-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2001-05-15
CIK 1046880

----------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

           OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           JANUARY 1, 2001 TO MARCH 31, 2001.


                         COMMISSION FILE NUMBER 0-24341

                 CENTRAL EUROPEAN DISTRIBUTION CORPORATION
        ----------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       DELAWARE                                       54-18652710
      -------------                                ----------------
(STATE OF INCORPORATION)                     (IRS EMPLOYER IDENTIFICATION NO.)


          1343 MAIN STREET, #301
            SARASOTA, FLORIDA                                  34236
            -----------------                                  -----
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                (ZIP CODE)


(941) 330-1558
-------------------------------
(REGISTRANT'S TELEPHONE NUMBER,
INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of each class of the issuer's common stock as of March 31, 2001:

Common Stock ($.01 par value)............................... 4,329,456 shares

           -----------------------------------------------------------

INDEX

                                                                                         PAGE
                                                                                        -------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements .....................................................       3

           Consolidated Condensed Balance Sheets, March 31,
           2001 (unaudited) and December 31, 2000 ...................................       3

           Consolidated Condensed Statements of Income (unaudited) for the
           three month periods ended March 31, 2000 and March 31, 2001...............       5

           Consolidated Condensed Statements of Changes in Stockholders'
           Equity (unaudited) as of March 31, 2001...................................       6

           Consolidated Condensed Statements of Cash Flows (unaudited) for
           the three month periods  ended March 31, 2000 and March 31, 2001..........       7

           Notes to Consolidated Condensed Financial Statements (unaudited)..........       8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ......................................      15

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.................      18

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...........................................     19

Signatures............................................................................     20

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    Amounts in columns expressed in thousands
                             (except per share data)


                                                         December 31, March 31,
                                                            2000        2001

CURRENT ASSETS
Cash and cash equivalents                                   $2,428      $ 923
Accounts receivable, (net of allowance for doubtful
accounts of $1,230,000, and $1,459,000 respectively)        30,983     22,606
Inventories                                                  9,557      7,895
Prepaid expenses and other current assets                      809        988
Deferred income taxes                                          416        491
                                                       ------------------------
TOTAL CURRENT ASSETS                                      $ 44,193   $ 32,903

Intangible assets, net                                      11,471     11,232
Equipment, net                                               3,031      3,348
Deferred income taxes                                           80         21
Other assets                                                   536        758
                                                       ------------------------
TOTAL ASSETS                                              $ 59,311   $ 48,262
                                                       ========================

See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                    Amounts in columns expressed in thousands
                             (except per share data)

                                                                                         December     March 31,
                                                                                         31, 2000       2001
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable                                                                   $ 26,399     $ 15,917
Bank loans and overdraft facilities                                                         1,383        1,451
Current portion of long term debt                                                           5,400        5,302
Income taxes payable                                                                           35           74
Taxes other than income taxes                                                                 928          475
Other accrued liabilities                                                                     686        1,210
                                                                                        ------------------------
TOTAL CURRENT LIABILITIES                                                                  34,831       24,429

Long term debt, less current maturities                                                     7,988        6,684

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock ($0.01 par value, 1,000,000 shares authorized; no shares issued and
outstanding)                                                                                    -            -
Common Stock ($0.01 par value, 20,000,000 shares authorized, 4,402,356 shares issued at
December 31, 2000 and March 31, 2001, respectively)                                            45           45
Additional paid-in-capital                                                                 14,175       14,175
Retained earnings                                                                           4,635        5,014
Accumulated other comprehensive loss                                                      (2,243)      (1,935)
Less Treasury Stock at cost (64,100 shares at December 31, 2000 and 72,900 shares at
March 31, 2001)                                                                             (120)        (150)
                                                                                        ------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                 16,492       17,149
                                                                                        ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 59,311     $ 48,262
                                                                                        ========================

See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                    Amounts in columns expressed in thousands
                             (except per share data)


                                                                                          Three       Three
                                                                                          months      months
                                                                                          ended        ended
                                                                                         March 31,    March 31,
                                                                                           2000         2001
Net sales                                                                                $ 18,720    $ 33,602
Cost of goods sold                                                                         15,920      29,051
                                                                                       -------------------------

Gross Margin                                                                                2,800       4,551

Sales, general and administrative expenses                                                  1,884       3,303
Depreciation of equipment                                                                     100         238
Amortization of goodwill and trademark                                                        134         197
Bad debt expense                                                                              435         229
                                                                                       -------------------------

Operating income                                                                              247         584

Non operating income (expense)
Interest income                                                                                56          19
Interest expense                                                                             (136)       (297)
Realized and unrealized foreign exchange (loss) gain,  net                                    (91)        216
Other (expenses) income, net                                                                  (42)         14
                                                                                       -------------------------

Income before taxes                                                                            34         536
Income tax expense                                                                             11         157
                                                                                       -------------------------

Net income                                                                                   $ 23        $379
                                                                                       =========================

Net income per share of common stock, basic and diluted                                     $0.01      $ 0.09
                                                                                       =========================

See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)
                    Amounts in columns expressed in thousands
                             (except per share data)


                                              Capital Stock
                                        Issued          In Treasury
                                  No.  of    Amount  No. of    Amount   Additional  Retained   Accumulated     Total
                                   Shares             Shares             Paid-in-   Earnings       Other
                                                                         Capital               Comprehensive
                                                                                                    Loss

Balance at December 31, 2000          4,402       $45      64    $(120)     $14,175     $4,635       $(2,243)    $16,492

Net income for the three months
ended March 31, 2001                                                                       379                       379

Foreign currency translation
adjustment                                                                                               308         308
                                  ----------------------------------------------------------------------------------------
Comprehensive income for the
three months ended March 31, 2001                                                          379           308         687
Treasury shares purchased                                   9      (30)                                              (30)
                                  ----------------------------------------------------------------------------------------

Balance at March 31, 2001             4,402       $45      73    $(150)     $14,175     $5,014       $(1,935)    $17,149
                                  ========================================================================================


See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    Amounts in columns expressed in thousands
                             (except per share data)


                                                                               Three months       Three months
                                                                              ended March 31,    ended March 31,
                                                                                    2000               2001
OPERATING ACTIVITES
Net income                                                                            23                 379
Adjustments to reconcile net income to net cash provided by (used in)
operating activities
      Depreciation and amortization                                                  234                 435
      Deferred income tax benefit                                                      -                 (16)
      Bad debt provision                                                             435                 229
      Changes in operating assets and liabilities
            Accounts receivable                                                   (7,413)              8,148
            Inventories                                                           (1,147)              1,662
            Prepayments and other current assets                                  (1,937)               (179)
            Trade accounts payable                                                 8,205             (10,482)
            Income and other taxes                                                 1,470                (318)
            Other accrued liabilities and other                                    1,555                 524
                                                                             --------------------------------

Net Cash Provided By Operating Activities                                          1,425                 382

INVESTING ACTIVITIES
Purchases of equipment                                                              (288)               (523)
Acquisition of subsidiary                                                         (3,855)                  -
                                                                             --------------------------------

Net Cash Used In Investing Activities                                             (4,143)               (523)

FINANCING ACTIVITIES
Borrowings on overdraft facility                                                       -                  68
Payments of overdraft facility                                                      (171)                  -
Payment of short term borrowings                                                    (502)                (98)
Long term borrowings                                                               4,000                   -
Payments of long term borrowings                                                       -              (1,304)
Purchase of treasury shares                                                            -                 (30)
                                                                             --------------------------------
Net Cash Provided By (Used In) Financing Activities                                3,327              (1,364)
                                                                             --------------------------------
Net Increase (Decrease) in Cash and cash equivalents                                 609              (1,505)
Cash and cash equivalents at beginning of period                                   3,115               2,428
                                                                             --------------------------------
Cash and cash equivalents at end of period                                       $ 3,724                $923
                                                                             ================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Common stock issued in connection with investment in subsidiary                  $ 1,278                   -
                                                                             ================================
Supplemental disclosures of cash flow information
Interest paid                                                                      $ 136               $ 268
Income taxes paid                                                                  $ 635               $ 169


See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)



1.       ORGANISATION AND DESCRIPTION OF BUSINESS

         Central European Distribution Corporation (CEDC) was organized as a Delaware Corporation in September 1997 to operate as a holding company through its sole subsidiary, Carey Agri International Poland Sp. z o.o.(Carey Agri). In 1999 CEDC, following two acquisitions formed two additional subsidiaries (MTC and CFW) and in 2000 acquired another company as disclosed in Note 5 below. CEDC and its subsidiaries are referred to herein as the Company.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate to make the information presented not misleading. Operating results for the three months period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2000.

3.       COMPREHENSIVE INCOME

         During the three months period ended March 31, 2001, the Company incurred foreign currency translation gains of $308,000, and reported an accumulated other comprehensive loss of $1,935,000 as of March 31, 2001 as reflected in the Consolidated Condensed Statement of Changes in Stockholders' Equity (unaudited). The gain was due to the currency fluctuations, largely between the Polish Zloty and the US Dollar, and local currency translation movements on USD transactions with the parent Company of a long-term investment nature. No deferred tax benefit is recorded on the accumulated other comprehensive loss as it is CEDC's current intention to reinvest subsidiary earnings. The total of the accumulated other comprehensive loss consists solely of currency translation adjustments.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)


4.       EARNINGS PER SHARE

         Net income per share of common stock is calculated under the provisions of SFAS No. 128, "Earnings per Share". The increase in the weighted average shares of common stock in 2001 gives effect to the acquisition of "PHA" in 2000.

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.




                                                Three Months Ended March 31,
                                                        2000           2001
       Basic:
       Net income                                       $ 23          $ 379
                                                  ===========    ===========
       Weighted Average shares of common
       stock outstanding                               4,137          4,332
                                                  ===========    ===========
       Basic EPS                                      $ 0.01          $0.09
                                                  ===========    ===========

       Diluted:
       Net Income                                       $ 23          $ 379
                                                  ===========    ===========

       Weighted Average shares of common
       stock outstanding                               4,137          4,332
                                                  ===========    ===========

       Net effect of dilutive stock options-
       based on the treasury stock method                  -              -
       Totals                                          4,137          4,332
                                                  ===========    ===========
       Diluted EPS                                     $0.01          $0.09
                                                  ===========    ===========



         No stock options have been exercised during the first quarter of 2001. Warrants granted in connection with the 1998 Initial Public Offering and stock options granted in 1998, 1999 and 2000 have been excluded from the above calculations of diluted shares since the exercise price is equal to or greater than the average market price of the common shares during 2000 and 2001.

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

         The acquisition was accounted for as a purchase. Accordingly, the assets and liabilities of the acquired business are included in the consolidated financial statements as of March 31, 2000.

         The Company obtained an independent valuation for this acquisition. The cost of the acquisition was allocated to the tangible assets acquired based on the fair values at dates of acquisition and estimated values per the valuation report. The excess ($5,490,000) of the cost over the amounts allocated as described above represents goodwill. The purchase price allocations was finalized during the first quarter of 2001. No significant adjustments were recognized with respect to the finalisation of the purchase price allocations.

         The pro forma unaudited results of operations for the three month period ended March 31, 2000 assuming the consummation of this acquisition and issuance of the common stock as of January 1, 2000 are disclosed below.



                                                      Three months ended
                                             March 31, 2000      March 31, 2001
                                             --------------      --------------

         Net sales                                  $28,193            $ 33,602
         Net income(loss)                               (94)                379
         Net income(loss) per share data:
                                             ---------------     ---------------
         Basic and diluted                          $ (0.02)             $ 0.09
                                             ===============     ===============

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)


6.       LONG-TERM DEBT AND SHORT-TERM BANK LOANS

         On May 16, 2000 the Company signed an agreement for a long term loan of $850,000. The annual interest rate is 3 month LIBOR plus 1.5%. The loan is repayable in instalments of $212,500 commencing August 20, 2001. In the three months ended March 31, 2001 the Company repaid $100,000.

         In June 2000, the Company signed an overdraft facility agreement of $500,000 for financing trade activity with JMB a new key account. This facility was increased in August 2000 by an additional $500,000 to cover increased trade. On August 1, 2000, the Company signed an agreement for a short term loan amounting to $ 233,110. The annual interest rate is 1 month LIBOR plus 0.8%. The interest is paid monthly. The loan is repayable on June 16, 2001. In January 2001 both of these loans were converted to a EURO loan of 734,982 with a review date of January 2002. The interest rate is 3 month EURIBOR plus 0.8%.

         During 1999, the Company acquired a long term U.S. Dollar loan of $3,500,000. The loan stipulated a principle repayment of $1,765,000 during 2000 with the balance payable in February 2001. During the three months to March 31, 2001 the Company repaid an additional $782,900 and negotiated an extension of the balance until June 2001. The loan may be repaid in USD with an annual interest rate of LIBOR plus 1.85%, or in DEM with an annual interest rate of EURIBOR plus 1.95% or in Swiss Francs with an annual interest rate of LIBOR plus 2.25%. The loan was collateralised by bill of exchange issued by the Company.

         During April 1999, the Company obtained a $1,500,000 USD denominated long-term loan. The interest on this loan is at 3 month LIBOR plus 1.4%. This loan has been extended to April 2002 as part of a frame agreement.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)


7.       INCOME TAXES

         Total income tax expense varies from expected income tax expense computed at enacted Polish statutory rates (30% in 2000 and 28% in 2001) as follows:



                                                       Three months ended
                                                March 31, 2000   March 31, 2001
                                                --------------   --------------

         Tax at the Polish Statutory rate                  $10             $150
         Permanent differences and other items               1                7

                                                ---------------  --------------
         Income tax expense                                $11             $157
                                                ===============  ==============



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

         One of the Company's subsidiaries articles of association states that retained earnings must be distributed to the shareholders. The subsidiary has not paid any dividends, but rather elected to retain its profits. The Polish tax authorities may view the violation of the articles of association as a form of a non-interest bearing loan and as a result impute taxable interest based on the bank borrowing rate. This imputed interest is taxable at the corporate income tax rate. The additional amount of tax that maybe payable could amount to approximately $144,000 USD. The subsidiary has revised its articles in order to minimize the risk and also believes that no provision for the added tax expenses is necessary at this time.


9.       SHARE REPURCHASE PROGRAM

         On November 27, 2000 the Company's Board of Directors authorized a share repurchase program to purchase up to 200,000 shares in the open market. In 2000, the Company purchased 64,100 shares in the open market for $120,000 including costs. In the first three months of 2001, the Company purchased an additional 8,800 shares for $30,000 including costs. These shares have been treated as treasury stock and are accounted for by means of a reduction to the outstanding capital stock. The Company may purchase the remaining authorized shares over the next nine months on the open market.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)


10.  DERIVATIVE FINANCIAL INSTRUMENTS

     Effective January 1, 2001, the Company adopted SFAS 133 (as amended by SFAS
     138), which establishes accounting and reporting standards for financial derivative instruments. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. The Company uses derivatives to moderate the financial market risks of its business operations. Derivative products such as forward contracts are used to hedge the foreign currency market exposures underlying certain liabilities in currencies other than the U.S. Dollar with financial institutions. The Company's accounting policy for these instruments is based on its designation of the instruments as hedging transactions. An instrument is designated as a hedge based in part on its effectiveness in risk reduction and one-to-one matching of derivatives on the balance sheet at fair value.

     The Company has designated its forward contracts as fair value hedges (i.e., hedging the exposure to changes in the fair value of the foreign denominated bank loans), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period.

     The adoption of SFAS 133 on January 1, 2001, resulted in no cumulative adjustment to OCL.

     For currency forward contracts, effectiveness is measured by using the forward-to-forward rate compared to the underlying economic exposure. The ineffective portion recognized in non-operating income is a $70,000 gain.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)




11.      SUBSEQUENT EVENTS

         The Company completed the acquisition of substantially all (97%) of the common stock of Astor Sp. z o.o. effective April 5, 2001, for a cash purchase price of $1,200,000 and 30,000 shares of CEDC stock ($95,000). The shares issued may not be sold without the Company's consent for two years subsequent to the acquisition. As part of the purchase agreement with Astor, a non-compete agreement was established with the former stockholders for a period of two years. The terms of the agreement allow for additional payment of both cash and Company stock (40/60 split) which is contingent upon Astor Sp. z o.o. achieving a certain profit target. The contingent payment is based upon five times the accumulated average after tax profit over the next three years of the acquired company. The Company anticipates that the final acquisition price (after adjustment for the above contingent payment) will total approximately $1,900,000. The acquired company is based in Olsztyn, Poland. Astor Sp. z o.o. primary area of activity is the distribution of various spirits.

         The acquisition of the common stock of Astor Sp. z o.o. will be accounted for as a purchase. As such, the excess of the preliminary purchase price over the estimated fair value of the acquired net assets ($100,000) which approximates $1,800,000 USD will be recorded as goodwill.



         The acquisition price was financed using the Company's loan facilities and issuance of Company stock as indicated above.

         The following unaudited pro forma results of operations of the Company give effect to the acquisition of Astor Sp. z o.o. as though the transaction had occurred on January 1, 2001.

                                                              Three months ended
                                                                  March 31, 2001
                                                              ------------------

         Net sales                                                      $ 37,746
         Net income                                                          481
         Net income per share data:
                                                              ------------------
         Basic and diluted                                                 $0.11
                                                              ==================


         The unaudited pro forma financial information presented is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place on January 1, 2001.

        Comparative pro forma financial information has not been presented for the three months period ended March 31, 2000, as the acquired Company was not established until the latter part of 2000.


12.      RECLASSIFICATIONS

         Certain amounts in the consolidated condensed financial statements have been reclassified from prior period to conform to the current year presentation.

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

           Since the initial public offering, in July 1998, the Company pays costs on delivery for most of its domestic vodka purchases in order to receive additional discounts. The Company sells the alcoholic beverages with a mark-up over its purchase price, which mark up reflects the market price for such individual product brands in the Polish market. The Company's bad debt ratio provision as a percentage of net sales was 0.17% in 1998, 0.28% in 1999, 0.39% in 2000, and
           0.68% for the three months period ended March 31, 2001.

           The following comments regarding variations in operating results should be read considering the rates of inflation in Poland during the period, 8.5% in 2000 and 6.2% for the three months ended March 31, 2001 - as well as the movement of the Polish Zloty compared to the U.S. Dollar. The Zloty appreciated 0.1% against the U.S. Dollar in 2000. For the three months period ended March 31, 2001, the Zloty appreciated 1.0% against the U.S. Dollar.

           RESULTS OF OPERATIONS


           THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2000

           Net sales increased $14.9 million, or 79% from $18.7 million to $33.6 million. This increase is mainly due to the inclusion of PHA's sales for the 2001 quarter which, accounted for $11.2 million or 75% of the increase. The remainder being $3.7 million or 25% is attributable to the increased market penetration of the existing distribution system.

           Cost of goods sold increased $13.1 million, or 82%, from $16.0 million in 2000 to $29.1 million in 2001. This increase is again mainly due to the inclusion of PHA's cost of goods sold for the 2001 quarter which accounted for $10.0 million or 76.3% of the increase. The remainder being $3.1 million or 23.7% is attributable to the increase in the business activity. As a percentage of net sales, cost of goods sold increased from 85.1% to 86.5%. This increase is caused by the higher proportion of low margin products in the total sales mix brought about by the acquisition of PHA.

           Selling, general and administrative expense as a total increased $1.4 million, or 75% from $1.9 million in 2000 to $3.4 million in 2001. This increase is mainly due to the inclusion of PHA's overheads of $0.8 million for the 2001 quarter only. The balance of $0.6 million relates to on going operations resulting from the expansion of sales noted above. As a percentage of net sales, selling, general and administrative expenses decreased from 10.4% to 9.8%. Core cash backed operating costs as a percentage of sales remained stable at 10% of net sales.

           Interest expense increased $161,000 from $136,000 in 2000 to $297,000 in 2001. This increase is mainly due to additional borrowings for the acquisitions. Interest income decreased $37,000 from $56,000 in 2000 to $19,000 in 2001. This other income was mainly due to cash invested in short-term deposits.

           Net realized and unrealized foreign currency transactions improved $307,000 from a loss of $91,000 in 2000 to a gain of $216,000 in
           2001. During the three months ended March 31, 2001, the zloty, in which a substantial portion of the Company's assets are denominated, appreciated 1.0% versus the U.S. Dollar.

           Income tax expense increased $146,000 from $11,000 in 2000 to $157,000 in 2001. This increase is mainly due to the increase in income before taxes from $34,000 to $536,000, respectively.

           The effective tax rate decreased from 32.4% in 2000 to 29.3% in 2001.

           Net income increased $356,000 from $23,000 in 2000 to $379,000 in 2001. This increase is due to the factors noted above.

           STATEMENT OF LIQUIDITY AND CAPITAL RESOURCES

           The Company's net cash balance decreased by $1.5 million in the first three months of 2001 compared to an increase of $0.6 million in the corresponding period of 2000, primarily as a result of the repayment of debt.

           The net cash provided by operating activities decreased by $1.0 million in 2001 to a positive $0.4 million compared to a positive $1.4 million in 2000. The decrease is due to quicker repayment of suppliers in order to maximise settlement discounts.

           The investing activities amount to $0.5 million in the 2001 period and are primarily due to investments in distribution depots, IT system upgrades and vehicle replacements. During the 2000 period the investing activities amounted to $4.1 million of which the largest part was the acquisition of PHA.

           Financing activities resulted in a decrease of $4.7 million due to the repayment of EURO and U.S. Dollar denominated loans in the 2001 period, whereas in 2000 the Company borrowed funds.

           The Company began 2001 with bank overdrafts, short and long term debts of $14.8 million and in the first three-months of 2001 the Company reduced this debt by $1.4 million. As at March 31, 2001 the Company had total third party debts of $13.4 million.

           The amount of the Company's stockholders' equity is directly affected by foreign currency translation adjustments. In the first three months of 2001, such adjustments reduced the cumulative comprehensive loss to $1.9 million. See note 3 to the condensed consolidated financial statements for further information.


           STATEMENT ON INFLATION AND CURRENCY FLUCTUATIONS

           Inflation in Poland is projected at 6.2% for the whole of 2001, compared to 8.5% for 2000. For the first three months of 2001, inflation was 6.4%. The share of purchases denominated in non-Polish currency has decreased resulting in lower foreign exchange exposure for purchases. The Zloty has appreciated 1.0% against the US Dollar in the first three months of 2001, and has appreciated 6.2% against the EURO.

           SEASONALITY

           The Company's sales have been historically seasonable with around 20.0% of the sales in 2000 occurring in the first quarter of the year and over 30% occurred in the last quarter.

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

ITEM 3:    Quantitative and Qualitative Disclosures About Marketable Securities


           Foreign Currency Risk. Currently all of the Company's loans (excluding bank overdrafts) are denominated in currencies other than its functional currency of its subsidiaries, the Polish Zloty, as a result we have in the three months ended March 31, 2001 experienced significant foreign exchange exposures. To contain these exposures the Company acquires fixed period forward exchange contracts matched in denomination and value to the associated loans. For further information see Note 10.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8K

     (a) Exhibit
           None

     (b) Reports on Form 8-K
           No reports on form 8-K were filed during the first quarter of 2001

     (c) Financial Statement Schedules
           None

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)


Date: May 15, 2001                         By: /s/ WILLIAM V. CAREY
                                           -------------------------------------
                                           William V. Carey
                                           President and Chief Executive Officer



Date: May 15, 2001                         By: /s/ NEIL A.M. CROOK
                                           -------------------------------------
                                           Neil A.M. Crook
                                           Chief Financial Officer