Form 10-Q
period 2001-06-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2001-08-14
CIK 1046880

                  --------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                 OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD JANUARY 1, 2001 TO JUNE 30, 2001.

                 COMMISSION FILE NUMBER 0-24341

                 CENTRAL EUROPEAN DISTRIBUTION CORPORATION


                  --------------------------------------------

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                    54-18652710
------------------------                    -------------------------------
(STATE OF INCORPORATION)                    (IRS EMPLOYER IDENTIFICATION NO.)


1343 MAIN STREET, #301
SARASOTA, FLORIDA                           34236
--------------------------------------      ------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)     (ZIP CODE)


(941) 330-1558
-------------------------------
(REGISTRANT'S TELEPHONE NUMBER,
INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of each class of the issuer's common stock as of June 30, 2001:

Common Stock ($.01 par value)............................... 4,433,620 shares

                  --------------------------------------------

INDEX

                                                                                                       PAGE
                                                                                                     ---------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements ...........................................................              3

           Consolidated Condensed Balance Sheets, June 30,
           2001 (unaudited) and December 31, 2000 .........................................              3

           Consolidated Condensed Statements of Income (unaudited) for the
           three and six month periods ended June 30, 2000 and June 30, 2001...............              5

           Consolidated Condensed Statement of Changes in Stockholders'
           Equity (unaudited) as of June 30, 2001..........................................               6

           Consolidated Condensed Statements of Cash Flows (unaudited) for

           the six month periods  ended June 30, 2000 and June 30, 2001....................              7

           Notes to Consolidated Condensed Financial Statements (unaudited)................              8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................................             16

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.......................             19

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K................................................            20

Signatures.................................................................................            21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    Amounts in columns expressed in thousands

                                                                                          December     June 30,
                                                                                          31, 2000       2001
CURRENT ASSETS

Cash and cash equivalents                                                                   $2,428    $ 1,220
Accounts receivable, (net of allowance for doubtful accounts of $1,230,000 and
$1,644,000, respectively)                                                                   30,983     27,591
Inventories                                                                                  9,557      7,106
Prepaid expenses and other current assets                                                      809      1,372
Deferred income taxes                                                                          416        680
                                                                                       ------------------------
TOTAL CURRENT ASSETS                                                                      $ 44,193   $ 37,969

Intangible assets, net                                                                      11,471     12,343
Equipment, net                                                                               3,031      3,579
Deferred income taxes                                                                           80         80
Other assets                                                                                   536        812
                                                                                       ------------------------
TOTAL ASSETS                                                                              $ 59,311   $ 54,783
                                                                                       ========================


See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                    Amounts in columns expressed in thousands

                                                                                        December      June 30,
                                                                                        31, 2000        2001
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Trade accounts payable                                                                   $ 26,399     $ 18,974
Bank loans and overdraft facilities                                                         1,383        3,729
Current portion of long term debt                                                           5,400        5,054
Income taxes payable                                                                           35           85
Taxes other than income taxes                                                                 928          391
Other accrued liabilities                                                                     686        1,612
                                                                                        ------------------------
TOTAL CURRENT LIABILITIES                                                                  34,831       29,845

Long term debt, less current maturities                                                     7,988        6,858


COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY

Preferred Stock ($0.01 par value, 1,000,000 shares authorized; no shares issued and
outstanding)                                                                                    -            -
Common Stock ($0.01 par value, 20,000,000 shares authorized, 4,402,356 and 4,433,620
shares issued at December 31, 2000 and June 30, 2001, respectively)                            45           45
Additional paid-in-capital                                                                 14,175       14,273
Retained earnings                                                                           4,635        5,485
Accumulated other comprehensive loss                                                      (2,243)      (1,573)
Less Treasury Stock at cost (64,100 shares at December 31, 2000 and 72,900 shares at
June 30, 2001)                                                                              (120)        (150)
                                                                                        ------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                 16,492       18,080
                                                                                        ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 59,311     $ 54,783
                                                                                        ========================

See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                    Amounts in columns expressed in thousands
                             (except per share data)


                                                                Three months ended         Six months ended
                                                               June 30,    June 30,       June 30,   June 30,
                                                                 2000        2001           2000       2001
Net sales                                                       $31,323     $45,530        $50,043    $79,132
Cost of goods sold                                               27,226      39,662         43,146     68,713

Gross margin                                                      4,097       5,868          6,897     10,419

Selling, general and administrative expenses                      2,768       3,982          4,846      7,333
Depreciation of equipment                                           210         226            420        433
Amortization of goodwill and trademarks                             199         214            348        411
Bad debt expense                                                     70         116            186        328

Operating Income                                                    850       1,330          1,097      1,914

Non operating income (expense)
Interest income                                                     109          25            165         44
Interest expense                                                  (255)       (353)          (391)      (650)
Realized and unrealized foreign exchange losses                   (415)       (449)          (506)      (233)
Other (expense) income, net                                       (113)          15          (155)         29

Income before taxes                                                 176         568            210      1,104
Income tax expense                                                   89          97            100        254

Net income                                                          $87        $471           $110       $850


Net income per share of common stock, basic                       $0.02       $0.11          $0.03      $0.20
Net income per share of common stock, diluted                     $0.02       $0.11          $0.03      $0.19

See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)
                    Amounts in columns expressed in thousands
                             (except per share data)

                                              Capital Stock
                                          Issued          In Treasury
                                    No.  of    Amount  No. of    Amount   Additional  Retained   Accumulated       Total
                                     Shares             Shares             Paid-in-   Earnings      Other
                                                                           Capital              Comprehensive
                                                                                                     Loss
Balance at December 31, 2000          4,402       $45      64    $(120)     $14,175     $4,635     $(2,243)      $16,492

Stock issued for acquisition             31                                      98                                    98
Net income for the six months
ended June 30, 2001                                                                        850                        850
Foreign currency translation
adjustment                                                                                            670             670
                                  ----------------------------------------------------------------------------------------
Comprehensive income for the six                                                           850        670           1,520
months ended June 30, 2001

Treasury shares purchased                                   9      (30)                                              (30)
                                  ----------------------------------------------------------------------------------------

Balance at June 30, 2001              4,433       $45      73    $(150)     $14,273     $5,485     $(1,573)      $18,080
                                  ========================================================================================


See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    Amounts in columns expressed in thousands

                                                                                 Six months ended     Six months ended
                                                                                    June 30, 2000        June 30, 2001
OPERATING ACTIVITES
Net income                                                                                    110                  850
Adjustments to reconcile net income to net cash provided by (used in)
operating activities
      Depreciation and amortization                                                           768                  844
      Deferred income tax benefit                                                           (152)                (266)
      Bad debt provisions                                                                     186                  328
      Foreign exchange losses                                                                 506                  233


      Changes in operating assets and liabilities
            Accounts receivable                                                             3,100                5,892
            Inventories                                                                     1,998                3,155
            Prepayments and other current assets                                            (545)                (839)
            Trade accounts payable                                                        (7,078)              (9,474)
            Income and other taxes                                                                                  50
            Other accrued liabilities and other                                               320                  926
                                                                              -----------------------------------------

Net Cash Provided (Used) By Operating Activities                                            (787)                1,699

INVESTING ACTIVITIES
Purchase of equipment                                                                       (479)                (836)
Acquisition of subsidiary                                                                 (3,855)              (1,344)
                                                                              -----------------------------------------

Net Cash Used In Investing Activities                                                     (4,334)              (2,180)

FINANCING ACTIVITIES
Borrowings on overdraft facility                                                                                   679
Payments of overdraft facility                                                              (171)
Short term borrowings                                                                       1,914
Payment of short term borrowings                                                            (502)                (346)
Long term borrowings                                                                        4,000                4,401
Payments of long term borrowings                                                                               (5,431)
Purchase of treasury shares                                                                                       (30)
                                                                              -----------------------------------------
Net Cash Provided By (Used In) Financing Activities                                         5,241                (727)
                                                                              -----------------------------------------
Net Increase (Decrease) in Cash and cash equivalents                                          120              (1,208)
Cash and cash equivalents at beginning of period                                            3,115                2,428
                                                                              -----------------------------------------
Cash and cash equivalents at end of period                                                $ 3,235              $ 1,220
                                                                              =========================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Common stock issued in connection with investment in subsidiaries                         $ 1,278                  $98
                                                                              =========================================
Supplemental disclosures of cash flow information
Interest paid                                                                                387                   645
Income tax paid                                                                              190                  446

See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)



1.       ORGANISATION AND DESCRIPTION OF BUSINESS

         Central European Distribution Corporation (CEDC) was organized as a Delaware Corporation in September 1997 to operate as a holding company through its sole subsidiary, Carey Agri International Poland Sp. z o.o.(Carey Agri). In 1999 CEDC formed two additional subsidiaries (MTC and CFW) and in 2000 and in 2001 acquired two additional companies (PHA and Astor) as disclosed in Note 5 below. CEDC and its subsidiaries are referred to herein as the Company.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate to make the information presented not misleading. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 2000.

3.       COMPREHENSIVE INCOME

         During the six month period ended June 30, 2001, the Company recorded foreign currency translation gains of $670,000, and reported an accumulated other comprehensive loss of $1,573,000 as of June 30, 2001 as reflected in the Consolidated Condensed Statements of Changes in Stockholder's Equity (unaudited). The gain was due to the currency fluctuations, largely between the Polish Zloty and the US Dollar, and local currency translation movements on USD transactions with the parent Company of a long-term investment nature. No deferred tax benefit is recorded on the accumulated other comprehensive loss as it is CEDC's current intention to reinvest subsidiary earnings. The total of the accumulated other comprehensive loss consist solely of currency translation adjustments.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)


4.       EARNINGS PER SHARE

         Net income per share of common stock is calculated under the provisions of SFAS No. 128, "Earnings per Share". The increase in stock in 2001 gives effect to the acquisition of "PHA" in 2000, the share buy back programme established in 2000 and the purchase of Astor in 2001.

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                     Three Months Ended          Six Months Ended
                                                    June 30,     June 30,     June 30,     June 30,
                                                       2000         2001          2000         2001
           Basic:
           Net income                                    $87         $471         $110         $850
                                              ======================================================

           Weighted Average shares of common
           stock outstanding                           4,402        4,362        4,267        4,348
                                              ======================================================
           Basic EPS                                  $ 0.02        $0.11       $ 0.03        $0.20
                                              ======================================================

           Diluted:
           Net Income                                    $87         $471         $110         $850
                                              ======================================================

           Weighted Average shares of common
           stock outstanding                           4,402        4,407        4,267        4,348
                                              ======================================================

           Net effect of dilutive stock
           options-based on the treasury
           stock method
                                                           -            -            -           39
           Totals                                      4,402        4,407        4,267        4,387
                                              ======================================================
           Diluted EPS                                 $0.02        $0.11        $0.03        $0.19
                                              ======================================================

         No stock options have been exercised during the first half of 2001. Warrants granted in connection with the 1998 Initial Public Offering have been excluded from the above calculations of diluted shares since the exercise price is equal to or greater than the average market price of the common shares during 2000 and 2001. Approximately 48,000 and 39,000 employee stock options have been included in the calculation of the diluted earnings per share for the three and six months ended as the strike price was above the average stock price for the period.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)


5.       ACQUISITIONS

         The Company completed the acquisition of Astor Sp. z o.o. effective April 5, 2001, for a cash purchase price of $1,200,000 USD and 31,264 shares of CEDC stock. The shares issued may not be sold without the Company's consent for three years subsequent to the acquisition date. As part of the purchase agreement with Astor, a non-compete agreement was established with the former stockholders for a period of three years. The terms of the agreement allow for an additional payment of both cash and Company stock, which are contingent upon Astor Sp. z o.o. achieving certain profit targets. The contingent consideration has not been included in the purchase equation, as the Company is not able to determine if the target earnings will be realized. If the acquired company is able to achieve the target earnings, the total acquisition cost including contingent consideration is expected to be approximately $1,900,000. Astor Sp. z o.o. is based in Olsztyn, Poland. Its primary area of activity is the distribution of various spirits.

         The Company acquired 97% of the voting shares of Astor Sp. z o.o.. Based on the purchase agreement the remaining 3% of the voting shares will be received by the Company over the next three years. No payments for this added interest is required.

         The acquisition of Astor Sp. z o.o. will be accounted for as a purchase, as a result the operating results of the acquired company have been included in the consolidated condensed financial statements from the date of acquisition. The acquired goodwill will be amortized over the expected benefit period of 20 years.

         The acquisition price was financed using the Company's loan facilities and the issuance of Company stock as indicated above. The acquisition is expected to be finalized during the first quarter of 2002.

         The following un-audited pro forma results of operations of the Company give effect to the acquisition of Astor Sp. z o.o. as though the transaction had occurred on January 1, 2001. This pro-forma also includes the effects of the PHA acquisition as reported previously. Abridged notes are given below.

         On March 31, 2000, the Company purchased 100% of the voting shares of Polskie Hurtownie Alkoholi Sp. z o.o. (PHA) for $4.0 million cash and 268,126 shares of CEDC Stock. The shares issued may not be sold without the Company's consent for three years subsequent to the acquisition. As part of the purchase agreement with PHA, a non-compete agreement was established with the former stockholders for a period of three years.

         The Company obtained an independent valuation for this acquisition. The cost of the acquisition was allocated to the tangible assets acquired based on their fair values at the date of acquisition and estimated values per the valuation report. The excess ($5,490,000) of the cost over the amounts allocated as described above represents goodwill. The purchase price allocations were finalized during the first quarter of 2001. No significant adjustments were recognized with respect to the finalisation of the purchase price allocations.

         The following unaudited pro forma results of operations of the Company give effect to the acquisitions of Astor Sp.z o.o. and PHA Sp.z o.o. as though the transactions had occurred on January 1, 2000 and January 1, 2001.

                                                     Three months ended          Six months ended
                                                   June 30,       June30,      June 30,      June 30,
                                                     2000          2001          2000          2001
                                                       In Thousands, except per share data
          Net sales                                $31,323       $45,530       $64,683      $85,269
          Net income (loss)                             87           471           (7)          951
          Net income per share data:
          Basic EPS                                  $0.02         $0.11         $0.00        $0.22
          Diluted EPS                                $0.02         $0.11         $0.00        $0.21

         The unaudited pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had Astor's acquisition taken place on January 1, 2001 or the future results of operations of the combined companies. Astor Sp.
         z o.o. had no operating results in the three and six month periods of 2000.

6.       LONG-TERM DEBT AND SHORT-TERM BANK LOANS

         On March 21, 2001 the Company signed a loan agreement for $700,000 to replace two loans repaid in March 2000. The interest rate is 1 month LIBOR plus 0.8% and the loan is repayable on March 31, 2002. In June 2001 the Company redeemed $350,000 in principal.

         On March 29, 2000 the Company signed an agreement for a long-term loan of $4,000,000. This loan was used as part of the consideration in the acquisition of PHA. This loan was re-negotiated in June 2001. The annual interest rate is 3 month LIBOR plus 1.96%. The loan is repayable in quarterly instalments of $350,000 commencing March 31, 2002 with final payment due in December 2004.

         On May 8, 2000 the Company signed a loan agreement for $1,500,000 to replace the loan repaid in May 2000. The interest rate is 3 month LIBOR plus 1.4% and the loan is repayable on April 30, 2002. On April 4, 2001 $500,000 of this loan was repaid as part of the general restructuring relating to the Astor acquisition.

         On April 4, 2001 the Company signed an agreement for $1,020,000. This loan is payable in two years in 23 monthly instalments. The annual interest rate is 3 month LIBOR plus 2.0%.

         On April 4, 2001 the Company signed an agreement for $680,000. This loan is payable in three years in 35 instalments. The annual interest rate is 3 month LIBOR plus 2.0%.

         On April 4, 2001 the Company signed an agreement for $500,000 to replace an overdraft facility. The loan is subject to review in October 2001. The interest rate is 3 month LIBOR plus 1.7%.

         On May 16, 2000 the Company signed an agreement for a long-term loan of $850,000. The annual interest rate is 3 month LIBOR plus 1.5%. The loan is repayable in instalments of $212,500 commencing August 20, 2001. In the six months ended June 30, 2001 the Company repaid $212,500.

         In June 2000, the Company signed an overdraft facility agreement of $500,000 for financing the trade activities with JMB a new key account. This facility was increased in August 2000 by an additional $500,000 to cover the increased sales activity. On August 1, 2000, the Company signed an agreement for a short- term loan amounting to $ 233,110. The annual interest rate is 1 month LIBOR plus 0.8%. The interest is paid monthly. The loan was repayable on June 16, 2001. In January 2001 both of these loans were converted to a EURO loan of 734,982 with a review date of January 2002. The interest rate is 3 month EURIBOR plus 0.8%. In June 2001 this loan was repaid.

         During 1999, the Company acquired a long term U.S. Dollar loan of $3,500,000. The loan stipulated a principal repayment of $1,765,000 during 2000 with the balance payable in February 2001. In February

         2001 the repayment date was extended to October 2001. During the six months ended June 30, 2001 the Company repaid an additional $1,165,800 and Swiss Francs 169,000. The loan may be repaid in USD with an annual interest rate of LIBOR plus 1.85%, or in DEM with an annual interest rate of EURIBOR plus 1.95% or in Swiss Francs with an annual interest rate of LIBOR plus 2.25%. The loan was collateralised by bill of exchange issued by the Company.

         During April 1999, the Company obtained a 1,380,000 EURO denominated long-term loan. The interest on this loan is at 3 month EUROLIBOR plus 1.4%. This loan has been extended to April 2002 as part of a frame agreement.

         On June 20, 2001 the Company signed a loan agreement for 2,000,000 Polish zloty (US$500,000). The annual interest rate is 3 month WIBOR plus 0.5%. This loan is subject to review in June 2002.

         As part of the Astor Acquisition the Company inherited a facility agreement dated January 18, 2001 for 6,000,000 Polish Zloty (US$1,500,000). The annual interest rate is 1 month WIBOR plus 1.35%. As at June 30, 2001 3,150,000 Polish Zloty was utilised under this agreement. The agreement is due for review in January 2002.

              CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)


 7.      INCOME TAXES


         Total income tax expense varies from expected income tax expense computed at enacted Polish statutory rates (30% in 2000 and 28% in 2001) as follows:

                                                                                Six months ended
                                                                        June 30, 2000             June 30, 2001
                                                               -----------------------     ---------------------
         Tax at the Polish Statutory rate                                         $63                      $309
         Permanent differences and other items                                     37                        35
         Temporary differences relating to                                                                 (90)
         restatement of unrealised foreign
         exchange losses on hedging contracts
                                                               -----------------------     ---------------------
         Tax charge                                                              $100                      $254
                                                               =======================     =====================

         As at June 30, 2001 the Company had greater than expected losses on its forward foreign currency contracts as calculated at fair value. This gave rise to a greater than expected adjustment to the deferred tax asset value relating to these losses. These contracts mature in September 2001 when this tax value will crystallize. The future value of the contracts and hence their ultimate gain or loss cannot be determined at this time and so the adjustment is shown as a temporary difference.

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

         One of the Company's subsidiaries' articles of association states that retained earnings must be distributed to the shareholders. The subsidiary did not pay any dividends, but rather elected to retain its profits. The Polish tax authorities may view the violation of the articles of association as a form of a non-interest bearing loan and as a result impute taxable interest based on the bank borrowing rate. This imputed interest is taxable at the corporate income tax rate. The additional amount of tax that maybe payable could amount to approximately $144,000 USD. The subsidiary has revised its articles in order to delete this requirement and believes that no provision for the added tax expenses is necessary at this time.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)




9.       SHARE REPURCHASE PROGRAM

         On November 27, 2000 the Company's Board of Directors authorized a share repurchase program to purchase up to 200,000 shares in the open market. In 2000, the Company purchased 64,100 shares in the open market for $120,000 including costs. In the first three months of 2001, the Company purchased an additional 8,800 shares for $30,000 including costs. These shares have been treated as treasury stock. The Company may purchase the remaining authorized shares over the next six months on the open market.

10.      DERIVATIVE FINANCIAL INSTRUMENTS

         Effective January 1, 2001, the Company adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. The Company uses derivatives to moderate the financial market risks of its business operations. Derivative products such as forward contracts are used to hedge the foreign currency market exposures underlying certain liabilities with financial institutions. The Company's accounting policies for these instruments is based on its designation of these instruments as hedging transactions. An instrument is designated as a hedge based in part on its effectiveness in risk reduction and one-to-one matching of derivatives with the related balance sheet risk.

         The Company has designated forward contracts as fair value hedges (i.e., hedging the exposure to changes in the fair value of the foreign denominated bank loans), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period.

         The adoption of SFAS 133 on January 1, 2001, resulted in no cumulative adjustment to the financial statements.

         For currency forward contracts, effectiveness is measured by using the forward-to-forward rate compared to the underlying economic exposure. The ineffective portion recognized in non-operating income for the three months ended March 31, 2001 and June 30, 2001 is a gain of $70,000 and $46,000 respectively.

  11.    Recently issued accounting pronouncements

         In June 2001, the FASB released SFASB 142 "Goodwill and other intangible assets" . This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provision of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Other than for goodwill amortisation, the Company does not anticipate that this standard will have a material effect with respect to the reporting of their financial statements.

         In June 2001, the FASB released SFASB 141 "Business Combinations". This Statement addresses combinations be accounted for by a single method--the purchase method. This Statement also requires separate recognition of intangible assets apart from goodwill if they meet the prescribed criteria. In addition, disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. When the amounts of goodwill and intangible assets acquired are significant in relation to the purchase price paid, disclosure of other information about those assets is required. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. Other than for goodwill amortisation, the Company does not anticipate that this standard will have a material effect with respect to the reporting of their financial statements.

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

           Since the initial public offering, in July 1998, the Company pays cash on delivery for most of its domestic vodka purchases in order to receive additional discounts. The Company sells the alcoholic beverages with a mark-up over its purchase price, which mark up reflects the market price for such individual product brands in the Polish market. The Company's bad debt ratio provision as a percentage of net sales was 0.37% in the six months period to June 30, 2000, and 0.41% for the six-month period ended June 30, 2001.

           The following comments regarding variations in operating results should be read considering the rates of inflation in Poland during the period, 8.5% in 2000 and 6.2% for the six months ended June 30, 2001 - as well as the movement of the Polish Zloty compared to the U.S. Dollar. The Zloty appreciated 0.1% against the U.S. Dollar in 2000. In the six-month period to June 30, 2001 the Zloty appreciated 3.8% against the U.S. Dollar.

           RESULTS OF OPERATIONS

           SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

           Net sales increased $29.1 million, or 58.2% from $50.0 million to $79.1 million. This increase is partially due to acquisition growth of $18.1 million or 36.2% following the acquisitions of PHA (March 31, 2000) and Astor (April 5, 2001). The other contributor to the increased sales growth was an $11.0 million or 22.0% increase, which was due to organic growth in the existing distribution network. This organic growth was generated by increases in coverage, new key accounts and improvements to product focus and penetration.

           Cost of goods sold increased $25.6 million, or 59.4%, from $43.1 million in 2000 to $68.7 million in 2001. This increase is for the same reasons as indicated above, $16.1 million or 37.4% is attributable to acquisitions with the remainder of $9.5 million or 22.0% is attributable to the additional costs related to the increased organic growth. As a percentage of net sales, cost of goods sold increased from 86.2% to 86.8%. This increase is caused by the higher proportion of low margin products in the total sales mix brought about by the acquisition of Astor.

           Sales, general and administrative expenses (which include depreciation, amortization and bad debt expense) as a total, increased $2.7 million, or 46.6% from $5.8 million in 2000 to $8.5 million in 2001. This increase is mainly due to the organic growth indicated above whereas the acquisition of Astor added $0.2 million to the periods' overheads. As a percentage of net sales, sales, general and administrative expenses decreased from 11.6% to 10.7%. Core cash based overheads as a percentage of sales improved from 9.6% in 2000 to 9.2% in 2001.

           Interest expense increased $259,000 from $391,000 in 2000 to $650,000 in 2001. This increase is partially due to additional borrowings for the acquisitions, both for PHA in 2000 and Astor in 2001. Additionally the Company made a conscious decision to realign its currency mix from USD denominated loans to those in local currency. This was done so as to reduce the exposure to foreign exchange losses on loans used for working capital support. Interest income decreased $121,000 from $165,000 in 2000 to $44,000 in 2001. This other income was mainly due to cash invested in short-term deposits.

           Net realized and un-realized foreign currency transactions losses decreased $273,000 from $506,000 in 2000 to $233,000 in 2001. All foreign denominated loans have been fully hedged since the middle of the first quarter this year and this has contributed to the improved control over foreign exchange risk. However, the zlotys strength during the six months ended June 30, 2001, where it appreciated 3.8% against the U.S. Dollar meant that the Company incurred higher than planned losses on its September contracts.

           Income tax expense increased $154,000 from $100,000 in 2000 to $254,000 in 2001. This increase is mainly due to the increase in income before taxes from $210,000 to $1,104,000, respectively and was less than expected due to the effects of an adjustment of the deferred tax.

           Net income increased $740,000 from $110,000 in 2000 to $850,000 in 2001. This increase is due to the factors noted above.

           THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

           Net sales increased $14.2 million, or 45.4% from $31.3 million to $45.5 million. This increase is mainly due to organic growth of $9.8 million or 31.3%. This was achieved through improved coverage from the existing distribution network. The acquisition of Astor from April 5, 2001 added $4.4 million or 14.1% to group sales.

           Cost of goods sold increased $12.5 million, or 46.0%, from $27.2 million in 2000 to $39.7 million in 2001. This increase is again mainly due to the organic growth of the existing distribution network which accounted for $8.4 million or 30.9% of the total. The incorporation of Astor's cost of goods sold added $4.1 million or 15.1%. As a percentage of net sales, cost of goods sold increased from 86.9% to 87.1%. This increase is caused by the higher proportion of low margin products in the total sales mix brought about by the acquisition of Astor.

           Sales, general and administrative expenses (including depreciation, amortization and bad debts expense) as a total, increased $1.3 million, or 40.6% from $3.2 million in 2000 to $4.5 million in 2001. This increase is mainly due to the organic growth indicated above whereas the acquisition of Astor added $0.2 million to the periods' overheads. As a percentage of net sales, sales, general and administrative expenses decreased from 10.4% to 10.0%. Core cash backed operating costs as a percentage of sales improved from 8.8% in 2000 to 8.7% in 2001.

           Interest expense increased $98,000 from $255,000 in 2000 to $353,000 in 2001. This increase is partially due to additional borrowings for the acquisitions but also the Company made a conscious decision to realign its currency mix from USD denominated loans to those in local currency. This was done so as to reduce the exposure to foreign exchange losses on loans used for working capital support. Interest income decreased $84,000 from $109,000 in 2000 to $25,000 in 2001.
           This other income was mainly due to cash invested in short-term deposits.

           Net realized and un-realized foreign currency transactions losses increased $34,000 from $415,000 in 2000 to $449,000 in 2001. All foreign denominated loans are fully hedged however, the zlotys continuing strength during the three months ended June 30, 2001, where it appreciated 2.7% against the U.S. Dollar, meant that the Company incurred higher than planned losses on its September contracts.

           Income tax expense increased $8,000 from $89,000 in 2000 to $97,000 in 2001. This increase is mainly due to the increase in income before taxes from $176,000 to $568,000, respectively and was less than expected due to the effects of an adjustment of the deferred tax.

           Net income increased $384,000 from $87,000 in 2000 to $471,000 in 2001. This increase is due to the factors noted above.

           STATEMENT OF LIQUIDITY AND CAPITAL RESOURCES

           The Company's net cash balance decreased by $1.2 million in the first six months of 2001 compared to an increase of $0.1 million in the corresponding period of 2000, primarily as a result of the purchase of Astor.

           The net cash provided by operating activities increased by $2.5 million in 2001 to a positive $1.7 million compared to a negative $0.8 million in 2000. The increase is due to increased profitability and improved turnover of working capital.

           The investing activities amount to $2.2 million in the 2001 period and are primarily due to the acquisition of Astor whilst the balance relates to expenditure in distribution depots, IT system upgrades and vehicle replacements. During the 2000 period the investing activities amounted to $4.3 million of which the largest part was the acquisition of PHA.

           Financing activities resulted in a decrease of $0.7 million mainly due to the improved profitability which resulted in a decrease in debt..

           The Company began 2001 with debts of $14.8 million and in the first six months of 2001 the Company has increased net borrowings by $0.8 million primarily from the additional loan taken for the acquisition of Astor. As at June 30, 2001 the Company had total third party debts of $15.6 million.

           The amount of the Company's stockholders' equity is directly affected by foreign currency translation adjustments. In the first six months of 2001, such adjustments resulted in a cumulative comprehensive loss of $1.6 million and decrease in stockholders' equity of a like amount. See note 3 to the condensed consolidated financial statements for further information.

           STATEMENT ON INFLATION AND CURRENCY FLUCTUATIONS

           Inflation in Poland is projected at 6.2% for the whole of 2001, compared to 8.5% for 2000. For the first six months of 2001, the inflation was 6.2%. The share of purchases denominated in non-Polish currency has decreased resulting in lower foreign exchange exposure for purchases. The Zloty has appreciated 3.8% against the US Dollar in the first six months of 2001, and has appreciated 12.4% against the EURO.

           SEASONALITY

           The Company's sales have been historically seasonal with around 20.0% of the sales in 2000 occurring in the first quarter of the year and over 30% occurred in the last quarter.

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

           During April of 2001 the Company finalized its acquisition of Astor Sp. z o.o. ("Astor") paying approximately $1.2 million in cash and 31,264 shares of restricted common stock. The acquisition did not have an effect on operating results for the first quarter of 2001 although it did effect the second quarter.

ITEM 3:    Quantitative and Qualitative Disclosures About Marketable Securities

           Foreign Currency Risk. Currently many of the Company's loans are denominated in currencies other than its functional currency, the Polish Zloty, as a result we have in the six months ended June 30, 2001 experienced significant foreign exchange exposures. To contain these exposures the Company acquires fixed period forward exchange contracts matched in denomination and value to the associated loans. Where a loan is hedged then the net gain or loss on foreign exchange is amortized over the remaining life of the loan by marking both the related hedge instrument and hedged item to fair value. Where there is no specific hedge then the impact on results is at the net fair value of the transactions.

PART II.   OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds

                 (c) On April 5, 2001, the Company issued 31,264 shares of its common stock as part of the compensation paid in the acquisition of Astor Sp. z o.o. Additionally $1.2 million was paid as part of cost of this acquisition. See note 5 to the financial statements.

                 These securities were issued without registration under the Securities Act in reliance on the exemption provided by Regulation S. The persons receiving the securities are all Polish citizens and restrictive legends have been placed on the certificates reflecting applicable transfer restrictions.

Item 4   Submission of Matters to a Vote of Security Holders

                 (a) The Company held is annual meeting of stockholders on April
                     30, 2001.

                 (b) At the meeting, directors were elected and independent accountants approved for the 2001 fiscal year. The votes cast for, against and withheld for each nominee for director and the votes regarding the selection of the independent accountants is as follows:

                       (i)  Directors:

                  Nominees                 FOR                        Withhold Authority to Vote
                  William V. Carey         3,470,025                           5,750
                  Alan Dickson             3,470,025                           5,750
                  James T. Grossmann       3,470,025                           5,750
                  Tony Housh               3,470,025                           5,750
                  Jan W. Laskowski         3,470,025                           5,750
                  Jeffrey Peterson         3,470,025                           5,750
                  Joe M. Richardson        3,470,025                           5,750

                       (ii) Independent Accountants

                  The selection of independent accounts was approved by a vote of 3,464,615.

Item 5.  Other Information

(a) On May 29, 2001, Alan Dickson resigned as a member of the Company's board of directors.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8K

     (a)   Exhibit
                  None

     (b)   Reports on Form 8-K

           A report on Form 8K was filed during the second quarter of 2001 on April 5, 2001 regarding the acquisition of ASTOR Sp z o.o.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)


Date: August 14, 2001            By: /s/ WILLIAM V. CAREY
                                 ----------------------------------------
                                 William V. Carey
                                 President and Chief Executive Officer



Date: August 14, 2001            By: /s/ NEIL A.M. CROOK
                                 ----------------------------------------
                                 Neil A.M. Crook
                                 Chief Financial Officer