Form 10-Q
period 2001-09-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2001-11-14
CIK 1046880

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                 OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD JANUARY 1, 2001 TO JUNE 30, 2001.

                 COMMISSION FILE NUMBER 0-24341

                 CENTRAL EUROPEAN DISTRIBUTION CORPORATION


 -------------------------------------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of each class of the issuer's common stock as of September 30, 2001:

Common Stock ($.01 par value)............................... 4,360,720 shares

 -------------------------------------------------------------------------------

                                         INDEX

                                                                                                                           PAGE
                                                                                                                         ---------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements .......................................................................................         3

           Consolidated Condensed Balance Sheets, September 30,
           2001 (unaudited) and December 31, 2000 .....................................................................         3

           Consolidated Condensed Statements of Income (unaudited) for the
           three and nine month periods ended September 30, 2000 and September 30, 2001................................         5

           Consolidated Condensed Statement of Changes in Stockholders'
           Equity (unaudited) as of September 30, 2001.................................................................         6

           Consolidated Condensed Statements of Cash Flows (unaudited) for
           the nine month periods  ended September 30, 2000 and September 30, 2001.....................................         7

           Notes to Consolidated Condensed Financial Statements (unaudited)............................................         8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ........................................................................         15

Item 3.    Quantitative and Qualitative Disclosure About Market Risk...................................................         19

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K............................................................................         20

Signatures.............................................................................................................         21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    Amounts in columns expressed in thousands

                                                                                      December 31,  September 30,
                                                                                          2000          2001
CURRENT ASSETS
Cash and cash equivalents                                                                  $ 2,428    $ 1,444
Accounts receivable, (net of allowance for doubtful accounts of $1,230,000 and
$1,676,000 respectively)                                                                    30,983     25,427
Inventories                                                                                  9,557      7,013
Prepaid expenses and other current assets                                                      809      1,377
Deferred income taxes                                                                          416        703
                                                                                       ------------------------
TOTAL CURRENT ASSETS                                                                       $44,193    $35,964

Intangible assets, net                                                                      11,471     11,934
Equipment, net                                                                               3,031      3,335
Deferred income taxes                                                                           80         80
Other assets                                                                                   536        547
                                                                                       ------------------------
TOTAL ASSETS                                                                               $59,311    $51,860
                                                                                       ========================


See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                    Amounts in columns expressed in thousands

                                                                                      December 31,  September 30,
                                                                                          2000          2001
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Trade accounts payable                                                                   $ 26,399     $ 17,765
Bank loans and overdraft facilities                                                         1,383        3,213
Current portion of long term debt                                                           5,400        6,739
Income taxes payable                                                                           35          102
Taxes other than income taxes                                                                 928          414
Other accrued liabilities                                                                     686          948
                                                                                        ------------------------
TOTAL CURRENT LIABILITIES                                                                  34,831       29,181

Long term debt, less current maturities                                                     7,988        4,793

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock ($0.01 par value, 1,000,000 shares authorized; no shares issued and
outstanding)                                                                                    -            -
Common Stock ($0.01 par value, 20,000,000 shares authorized, 4,402,356 and 4,433,620
shares issued at December 31, 2000 and September 30, 2001, respectively)                       45           45
Additional paid-in-capital                                                                 14,175       14,273
Retained earnings                                                                           4,635        5,932
Accumulated other comprehensive loss                                                      (2,243)      (2,214)
Less Treasury Stock at cost (64,100 shares at December 31, 2000 and 72,900 shares at
September 30, 2001)                                                                         (120)        (150)
                                                                                        ------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                 16,492       17,886
                                                                                        ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 59,311     $ 51,860
                                                                                        ========================

See accompanying notes.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                   Amounts in columns expressed in thousands
                            (except per share data)

                                                               Three months ended            Nine months ended
                                                           September 30,  September 30,  September 30,  September 30,
                                                              2000            2001           2000          2001
Net sales                                                       $32,103     $42,073        $82,146      $121,089
Cost of goods sold                                               27,906      36,621         71,052       105,335
                                                           -------------------------  ---------------------------

Gross margin                                                      4,197       5,452         11,094        15,754

Selling, general and administrative expenses                      2,922       3,784          7,800        11,118
Depreciation of equipment                                           210         209            630           641
Amortization of goodwill and trademarks                             193         209            509           620
Bad debt expense                                                    381         110            567           438
                                                           -------------------------  ---------------------------

Operating Income                                                    491       1,140          1,588         2,937

Non operating income (expense)
Interest income                                                      46          15            211            59
Interest expense                                                  (252)       (368)          (643)       (1,019)
Realized and unrealized foreign exchange losses, net              (236)         (3)          (742)         (236)
Other (expense) income, net                                          61        (91)           (94)            56
                                                           -------------------------  ---------------------------

Income before taxes                                                 110         693            320         1,797
Income tax expense (benefit)                                        (9)         246             91           500
                                                           -------------------------  ---------------------------

Net income                                                      $   119     $   447        $   229      $  1,297
                                                           -------------------------  ---------------------------

Net income per share of common stock, basic                     $  0.03     $  0.10        $  0.05      $   0.30
Net income per share of common stock, diluted                   $  0.03     $  0.10        $  0.05      $   0.30

See accompanying notes.

                  CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                       STOCKHOLDERS' EQUITY (UNAUDITED)
                   Amounts in columns expressed in thousands
                            (except per share data)

                                              Capital Stock
                                        Issued          In Treasury

                                   No. of      Amount   No.of    Amount  Additional   Retained   Accumulated      Total
                                   Shares              Shares              Paid-in-   Earnings      Other
                                                                            Capital              Comprehensive
                                                                                                     Loss
Balance at December 31, 2000          4,402       $45      64    $(120)     $14,175     $4,635     $(2,243)       $16,492

Stock issued for acquisition             31                                      98                                    98
Net income for the nine months
ended September 30, 2001                                                                 1,297                      1,297
Foreign currency translation
adjustment                                                                                            29               29
                                  ----------------------------------------------------------------------------------------
Comprehensive income for the nine                                                        1,297        29            1,326
months ended September 30, 2001
Treasury shares purchased                                   9      (30)                                               (30)
                                  ----------------------------------------------------------------------------------------
Balance at September 30, 2001         4,433       $45      73    $(150)     $14,273     $5,932     $(2,214)       $17,886
                                  ========================================================================================

See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    Amounts in columns expressed in thousands


                                                                                    Nine months    Nine months
                                                                                          ended          ended
                                                                                  September 30,  September 30,
                                                                                           2000           2001
OPERATING ACTIVITES
Net income                                                                              $   229        $ 1,297
Adjustments to reconcile net income to net cash provided by (used in)
operating activities
      Depreciation and amortization                                                       1,139          1,261
      Deferred income tax benefit                                                          (212)          (287)
      Bad debt provisions                                                                   567            438
      Foreign exchange losses                                                               742            236

      Changes in operating assets and liabilities
            Accounts receivable                                                           2,206          6,343
            Inventories                                                                   1,885          3,248
            Prepayments and other current assets                                            787           (568)
            Trade accounts payable                                                       (7,861)       (10,683)
            Income and other taxes                                                                        (447)
            Other accrued liabilities and other                                            (239)           262
                                                                              ---------------------------------

Net Cash Provided by (Used in) Operating Activities                                        (757)         1,100

INVESTING ACTIVITIES
Purchase of equipment                                                                    (1,129)          (684)
Acquisition of subsidiary                                                                (3,855)        (1,344)
                                                                              ---------------------------------

Net Cash Used In Investing Activities                                                    (4,984)        (2,028)

FINANCING ACTIVITIES
Short-term borrowings                                                                     1,939          2,580
Payments of short-term borrowings                                                        (1,498)          (750)
Long term borrowings                                                                      5,600          4,510
Payments of long term borrowings                                                           (875)        (6,366)
Purchase of treasury shares                                                                   -            (30)
                                                                              ---------------------------------
Net Cash Provided By (Used In) Financing Activities                                       5,166            (56)
                                                                              ---------------------------------
Net Decrease in Cash and Cash equivalents                                                  (575)          (984)
Cash and cash equivalents at beginning of period                                          3,115          2,428
                                                                              ---------------------------------
Cash and cash equivalents at end of period                                              $ 2,540        $ 1,444
                                                                              =================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

Common stock issued in connection with investment in subsidiaries                       $ 1,278        $     89
                                                                              =================================
Supplemental disclosures of cash flow information

Interest paid                                                                           $   387        $ 1,017
Income tax paid
                                                                                        $   190        $   807

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

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate to make the information presented not misleading. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

3.       COMPREHENSIVE INCOME

         During the nine month period ended September 30, 2001, the Company recorded foreign currency translation gains of $29,000, and reported an accumulated other comprehensive loss of $2,214,000 as of September 30, 2001 as reflected in the Consolidated Condensed Statements of Changes in Stockholder's Equity (unaudited). The gain was due to the currency fluctuations, largely between the Polish Zloty and the US Dollar, and local currency translation movements on USD transactions with the parent Company of a long-term investment nature. No deferred tax benefit is recorded on the accumulated other comprehensive loss as it is CEDC's current intention to reinvest subsidiary earnings. The total of the accumulated other comprehensive loss consist solely of currency translation adjustments.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)



4.       EARNINGS PER SHARE

         Net income per share of common stock is calculated under the provisions of SFAS No. 128, "Earnings per Share". The increase in common stock outstanding in 2001 gives effect to the acquisition of "PHA" in 2000, the share buy back programme established in 2000 and the purchase of Astor in 2001.

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                       Three Months Ended             Nine Months Ended
                                                  September 30,  September 30,   September 30,  September 30,
                                                       2000          2001           2000            2001
           Basic:
           Net income                                 $  119       $  447          $  229          $1,297
                                              ============================================================

           Weighted Average shares of common
           stock outstanding                           4,402        4,361           4,314           4,351
                                              ============================================================
           Basic EPS                                  $ 0.03       $ 0.10          $ 0.05          $ 0.30
                                              ============================================================

           Diluted:
           Net Income                                   $119       $  447          $  229          $1,297
                                              ============================================================

           Weighted Average shares of common
           stock outstanding                           4,402        4,361           4,314           4,351

           Net effect of dilutive stock
           options--based on the treasury
           stock method                                    -           45               -              20
                                              ------------------------------------------------------------
           Totals                                      4,402        4,406           4,314           4,371
                                              ============================================================
           Diluted EPS                                $ 0.03       $ 0.10          $ 0.05          $ 0.30
                                              ============================================================

         No stock options have been exercised during the nine-months of 2001. Warrants granted in connection with the 1998 Initial Public Offering have been excluded from the above calculations of diluted shares since the exercise price is equal to or greater than the average market price of the common shares during 2000 and 2001.

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

         The Company acquired 97% of the voting shares of Astor Sp. z o.o.. Based on the purchase agreement the remaining 3% of the voting shares will be received by the Company over the next three years. No additional payment for this added interest is required.

         The acquisition of Astor Sp. z o.o. has been accounted for as a purchase, and the operating results of the acquired company have been included in the consolidated condensed financial statements from the date of acquisition. The acquired goodwill will be amortized over a 20 year period. The amortization of the acquired goodwill will cease as of January 1, 2002 as discussed in note 11.

         The acquisition was financed using the Company's loan facilities and issuance of Company stock as indicated above. The contingency consideration is expected to be finalized during the first quarter of 2002, 2003 and 2004.

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

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)


5.       ACQUISITIONS - (continued)

         The following unaudited pro forma results of operations of the Company give effect to the acquisitions of Astor Sp. z o.o.
         and PHA as though the transactions had occurred on January 1, 2000 and January 1, 2001.


                                                  Three months ended              Nine months ended
                                             September 30,  September 30,     September 30,  September 30,
                                                 2000           2001               2000          2001
                                                           In Thousands, except per share data
          Net sales                                $32,103     $42,073           $91,614       $127,226
          Net income                                   119         447               113          1,388
          Net income per share data:
          Basic                                    $  0.03     $  0.10           $  0.03       $   0.32
          Diluted                                  $  0.03     $  0.10           $  0.03       $   0.32

         The unaudited pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had Astor's acquisition taken place on January 1, 2001 or the future results of operations of the combined companies. Astor
         Sp. z o.o. had no operating results in the three and nine month periods of 2000.


6.       LONG-TERM DEBT AND SHORT-TERM BANK LOANS

         On July 21, 2000, the Company signed a loan agreement for $750,000. The loan is repayable in instalments of $201,250 commencing August 20, 2001. This loan was repaid on July 3, 2001.

         On July 2, 2001, the Company signed a loan agreement for 3,000,000 Polish zloty ($750,000USD) to replace the $750,000USD loan signed in July 2000. This is part of the Company's strategy to re-align its debt in order to minimize future foreign currency exposure. The agreement is subject to review in July 2002.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)


7.       INCOME TAXES

         Total income tax expense varies from expected income tax expense computed at enacted Polish statutory rates (30% in 2000 and 28% in 2001) as follows:

                                                                              Nine months ended
                                                                   September 30, 2000        September 30, 2001
                                                               ----------------------       ---------------------
         Tax at the Polish Statutory rate                                         $96                      $503
         Permanent differences and other items                                     (5)                       (3)
                                                               -----------------------     ---------------------
         Tax charge                                                               $91                      $500
                                                               =======================     =====================


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

         One of the Company's subsidiaries' articles of association states that retained earnings must be distributed to the shareholders. The subsidiary did not pay any dividends, but rather elected to retain its profits. The Polish tax authorities may view the violation of the articles of association as a form of a non-interest bearing loan and as a result impute taxable interest based on the bank borrowing rate. This imputed interest is taxable at the corporate income tax rate. The additional amount of tax that maybe payable, including penalty interest could amount to approximately $282,000 USD. The subsidiary has revised its articles in order to delete this requirement and believes that no provision for the possible added tax expense is necessary at this time.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)


9.       SHARE REPURCHASE PROGRAM

         On November 27, 2000 the Company's Board of Directors authorized a share repurchase program to purchase up to 200,000 shares in the open market. In 2000, the Company purchased 64,100 shares in the open market for $120,000 including costs. During the first three months of 2001, the Company purchased an additional 8,800 shares for $30,000 including costs. These shares have been treated as treasury stock. The Company may purchase the remaining authorized shares over the next six months on the open market.

10.      DERIVATIVE FINANCIAL INSTRUMENTS

         Effective January 1, 2001, the Company adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. The Company uses derivatives to moderate the financial market risks of its business operations. Derivative products such as forward contracts are used to hedge the foreign currency market exposures underlying certain liabilities with financial institutions. The Company's accounting policies for these instruments are based on its designation of these instruments as hedging transactions. An instrument is designated as a hedge based in part on its effectiveness in risk reduction and one-to-one matching of derivatives with the related balance sheet risk.

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

         For currency forward contracts, effectiveness is measured by using the forward-to-forward rate compared to the underlying economic exposure. The ineffective portion recognized in non-operating income for the three months ended September 30, 2001 is a $118,000 gain. The overall ineffective portion for the nine months ended September 30, 2001 is a $294,000 gain. There are no outstanding forward contracts as of September 30, 2001.

11.      Recently issued accounting prouncementS

         In June 2001, the FASB released SFAS 141 "Business Combinations" . This Statement requires that combinations be accounted for by a single method--the purchase method. This Statement also requires separate recognition of intangible assets apart from goodwill if they meet the prescribed criteria. Disclosure of the primary reasons for the business combination is required and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption is necessary. When the amounts of goodwill and intangible assets acquired are significant in relation to the purchase price paid, disclosure of other information about those assets is required. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The Company does not anticipate that this standard will have a material effect on their financial statements.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)


11.      Recently issued accounting prouncementS (cONTINUED)

         In June 2001, the FASB released SFAS 142 "Goodwill and other intangible assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Other than goodwill amortization, the Company does not anticipate that this standard will have a material effect on their financial statements.

         In August 2001, the FASB released SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of". This statement removes goodwill from its scope, (addressed in SFAS 142) and addresses long-lived assets to be held and used, to be disposed of other than sale and to be disposed of by sale. The provisions of this statements are required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not anticipate that this statement will have a material effect on their financial statements.

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

          Since the initial public offering, in July 1998, the Company pays cash on delivery for most of its domestic vodka purchases in order to receive additional discounts. The Company sells the alcoholic beverages with a mark-up over its purchase price, the mark up reflects the market price for such individual product brands in the Polish market. The Company's bad debt ratio provision as a percentage of net sales was 0.69% in the nine-month period to September 30, 2000, and 0.36% for the nine-month period ended September 30, 2001.

          The following comments regarding variations in operating results should be read considering the rates of inflation in Poland during the period, 8.5% in 2000 and 4.3% for the nine months ended September 30, 2001 - as well as the movement of the Polish Zloty compared to the U.S. Dollar. The Zloty appreciated 0.1% against the U.S. Dollar in 2000. In the nine-month period to September 30, 2001 the Zloty depreciated 2.2% against the U.S. Dollar.


          RESULTS OF OPERATIONS

          NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

          Net sales increased $39.0 million, or 47.5% from $82.1 million to $121.1 million. This increase is partially due to acquisition growth of $24.5 million or 29.8% following the acquisitions of PHA (March 31, 2000) and Astor (April 5, 2001). The other contributor to increased sales growth was an $14.5 million or 17.7% increase, which was due to organic growth in the existing distribution network. This organic growth was generated by increases in coverage, new key accounts and improvements to product focus and penetration.

          Cost of goods sold increased $34.3 million, or 48.3%, from $71.1 million in 2000 to $105.3 million in 2001. This increase is for the same reasons as indicated above, $21.8 million or 30.7% is attributable to acquisitions with the remainder of $12.5 million or 17.6% is attributable to the additional costs related to the increased organic growth. As a percentage of net sales, cost of goods sold increased from 86.5% to 87.0%. This increase is caused by the higher proportion of low margin products in the total sales mix brought about by the acquisition of Astor.

          Selling, general and administrative expenses (which include depreciation, amortization and bad debt expense) as a total, increased $3.3 million, or 34.7% from $9.5 million in 2000 to $12.8 million in 2001. This increase is mainly due to the organic growth indicated above whereas the acquisition of Astor added $0.4 million to the periods' overheads. As a percentage of net sales, sales, general and administrative expenses decreased from 11.6% to 10.6%. Core cash based overheads as a percentage of sales improved from 9.5% in 2000 to 9.2% in 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Interest expense increased $376,000 from $643,000 in 2000 to $1,019,000 in 2001. This increase is partially due to additional borrowings for the acquisitions, both for PHA in 2000 and Astor in 2001. Additionally the Company made a conscious decision to realign its currency mix from USD denominated loans to those in local currency. This was done so as to reduce the exposure to foreign exchange losses on loans used for working capital support. Interest income decreased $152,000 from $211,000 in 2000 to $59,000 in 2001.
          This other income was mainly due to cash invested in short-term deposits.

          Net realized and unrealized foreign currency transactions losses decreased $506,000 from $742,000 in 2000 to $236,000 in 2001. All foreign denominated loans have been fully hedged since the middle of the first quarter this year and this has contributed to the improved control over foreign exchange risk.

          Income tax expense increased $409,000 from $91,000 in 2000 to $500,000 in 2001. This increase is mainly due to the increase in income before taxes from $320,000 to $1,797,000, respectively. The effective income tax rate did not vary significantly between periods.

          Net income increased $1,068,000 from $229,000 in 2000 to $1,297,000 in
          2001. This increase is due to the factors noted above.


          THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

          Net sales increased $10.0 million, or 31.1% from $32.1 million to $42.1 million. This increase is mainly due to organic growth of $5.6 million or 17.4%. This was achieved through improved coverage from the existing distribution network. The acquisition of Astor from April 5, 2001 added $4.4 million or 13.7% to group sales.

          Cost of goods sold increased $8.7 million, or 31.2%, from $27.9 million in 2000 to $36.6 million in 2001. This increase is again mainly due to the organic growth of the existing distribution network which accounted for $4.8 million or 17.2% of the total. The incorporation of Astor's cost of goods sold added $3.9 million or 14.0%. As a percentage of net sales, cost of goods sold increased from 86.9% to 87.0%. This increase is caused by the higher proportion of low margin products in the total sales mix brought about by the acquisition of Astor.

          Selling, general and administrative expenses (including depreciation, amortization and bad debts expense) as a total, increased $0.6 million, or 16.2% from $3.7 million in 2000 to $4.3 million in 2001. This increase is mainly due to the organic growth indicated above whereas the acquisition of Astor added $0.2 million to the periods' overheads. As a percentage of net sales, sales, general and administrative expenses decreased from 11.5% to 10.2%. Core cash backed operating costs as a percentage of sales decreased from 9.1% in 2000 to 9.0% in 2001.

          Interest expense increased $115,000 from $252,000 in 2000 to $368,000 in 2001. This increase is partially due to additional borrowings for the acquisitions but also the Company made a conscious decision to realign its currency mix from USD denominated loans to those in local currency. This was done so as to reduce the exposure to foreign exchange losses on loans used for working capital support. Interest income decreased $31,000 from $46,000 in 2000 to $15,000 in 2001. This other income was mainly due to cash invested in short-term deposits.

          Net realized and unrealized foreign currency transactions losses decreased $233,000 from $236,000 in 2000 to $3,000 in 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Income tax expense increased $255,000 from a tax credit of $9,000 in 2000 to $246,000 in 2001. This increase is mainly due to the increase in income before taxes from $110,000 to $693,000, respectively and was less than expected due to the effects of an adjustment of the deferred tax asset in 2000.

          Net income increased $328,000 from $119,000 in 2000 to $447,000 in 2001. This increase is due to the factors noted above.


          STATEMENT OF LIQUIDITY AND CAPITAL RESOURCES

          The Company's net cash balance decreased by $1.0 million in the first nine months of 2001 compared to a decrease of $0.6 million in the corresponding period of 2000, primarily as a result of the purchase of Astor.

          The net cash provided by operating activities increased by $1.8 million in 2001 to a positive $1.1 million compared to a negative $0.7 million in 2000. The increase is due to increased profitability and improved turnover of working capital.

          The investing activities amount to $2.0 million in the 2001 period and are primarily due to the acquisition of Astor whilst the balance relates to expenditure in distribution depots, IT system upgrades and vehicle replacements. During the 2000 period the investing activities amounted to $5.0 million of which the largest part was the acquisition of PHA.

          Financing activities resulted in a cash decrease of $0.1 million mainly due to the improved profitability which resulted in a decrease in debt..

          The Company began 2001 with debts of $14.8 million and in the first nine months of 2001 the Company has increased net borrowings by $0.1 million primarily from the additional loans taken for the acquisition of Astor. As at September 30, 2001 the Company had total third party debts of $14.7 million.

          The amount of the Company's stockholders' equity is directly affected by foreign currency translation adjustments. Such adjustments resulted in a cumulative comprehensive loss of $2.2 million and decrease in stockholders' equity of a like amount through September 30, 2001. See note 3 to the condensed consolidated financial statements for further information.


          STATEMENT ON INFLATION AND CURRENCY FLUCTUATIONS

          Inflation in Poland is projected at 6.2% for the whole of 2001, compared to 8.5% for 2000. For the first nine months of 2001, the inflation was 4.3%. The share of purchases denominated in non-Polish currency has decreased resulting in lower foreign exchange exposure for purchases. The Zloty has depreciated 2.2% against the US Dollar in the first nine months of 2001, and has depreciated 0.8% against the EURO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          SEASONALITY

          The Company's sales have been historically seasonable with around 20.0% of the sales in 2000 occurring in the first quarter of the year and over 30% occurring in the last quarter.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Marketable Securities


          Foreign Currency Risk. Currently many of the Company's operating subsidiaries loans are denominated in currencies other than their functional currency, the Polish Zloty, as a result we have in the nine months ended September 30, 2001 experienced significant foreign exchange exposures. To contain these exposures the Company acquires fixed period forward exchange contracts matched in denomination and value to the associated loans. When a loan is hedged the net gain or loss on the foreign exchange is recognized in the statement of income in accordance with SFAS 133. Where there is no specific hedge then the impact on results is at the net fair value of the transactions.

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


CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)


Date: November 9, 2001                  By: /s/ WILLIAM V. CAREY
                                        ------------------------------
                                        William V. Carey
                                        President and Chief Executive Officer



Date: November 9, 2001                  By: /s/ NEIL A.M. CROOK
                                        ------------------------------
                                        Neil A.M. Crook
                                        Chief Financial Officer