Form 10-K
period 2001-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2002-03-15
CIK 1046880

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   Form 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the Fiscal Year Ended December 31, 2001

[_]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                For the transition period from        to

                        Commission File Number 0-24341

                   Central European Distribution Corporation

            (Exact name of registrant as specified in its charter)

                  Delaware                                       54-1865271
        (State or other jurisdiction                          (I.R.S. employer
      of incorporation or organization)                     identification no.)

   1343 Main Street, Suite 301, Sarasota,
                   Florida                                         34236
  (Address of principal executive offices)                       (Zip code)

                                (941) 330-1558
              Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act: Not Applicable

Securities registered pursuant to Section 12(g) of the Act.

                    Common Stock, Par Value $0.01 Per Share

                                Title of Class

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of the registrant's common stock on the Nasdaq National Stock Market) on March 8, 2002 was $34,813,761.*

   As of March 8, 2002, the registrant had 4,490,901 shares of common stock outstanding.

                      Documents Incorporated by Reference

   Portions of the proxy statement for the annual meeting of stockholders to be held on April 29, 2002 are incorporated by reference into Part III.
--------
* Solely for purposes of this calculation, all directors and executive officials of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 PART I
 Item 1.    Business                                                        3
 Item 2.    Properties                                                     19
 Item 3.    Legal Proceedings                                              19
 Item 4.    Submission of Matters to a Vote of Security-Holders            19

PART II
            Market for Registrant's Common Equity and Related
 Item 5.    Stockholder Matters                                            20
 Item 6.    Selected Financial Data                                        21
            Management's Discussion and Analysis of Financial Condition
 Item 7.    and Results of Operations                                      22
 Item 7A.   Quantitative and Qualitative Disclosures About Market Risk     27
 Item 8.    Financial Statements and Supplementary Data                    28

PART III
 Item 10.   Directors and Executive Officers of the Registrant             52
 Item 11.   Executive Compensation                                         52
            Security Ownership of Certain Beneficial Owners and
 Item 12.   Management                                                     52
 Item 13.   Certain Relationships and Related Transactions                 52

PART IV
            Exhibits, Financial Statement Schedules and Reports on Form
 Item 14.   8K                                                             52
 Signatures

   THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN STATEMENTS THAT ARE NOT HISTORICAL FACTS AND MAY BE FORWARD-LOOKING. SUCH STATEMENTS INVOLVE ESTIMATES, ASSUMPTIONS, RISKS AND UNCERTAINTIES. THERE IS NO ASSURANCE THAT FUTURE RESULTS WILL NOT DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO BE MATERIALLY DIFFERENT FROM THE FORWARD-LOOKING STATEMENTS ARE DISCLOSED UNDER THE HEADING "BUSINESS--RISK FACTORS" AND THROUGHOUT THIS FORM 10-K.

                                    PART I

Item 1. Business

General

   The registrant (CEDC), and its subsidiaries, Carey Agri International Poland Sp z o.o., ("Carey Agri"), Multi Trade Company (MTC), The Cellars of Fine Wines (PWW), Polskie Hurtownie Alkoholi (PHA), Astor Company, and Fine Wine & Spirits (FWS) are referred to herein jointly as the "Company". All of CEDC subsidiaries are 100% owned, except for Astor Company, which is 97% owned. MTC and PWW were acquired in 1999, PHA in 2000 and Astor Company in 2001. FWS was formed in 2001 to consolidate the Company's retail business. See
Note 10 to the notes to the consolidated financial statements.

   The Company, formed in 1990, is the leading importer and distributor of alcoholic beverages in Poland. The Company operates the largest nationwide next-day alcoholic beverage delivery service in Poland through its seventeen regional offices located in Poland's principal cities, including Warsaw, Krakow, Gdynia and Katowice. The Company currently distributes approximately 820 brands in three categories: beers, spirits and wines. The Company imports and distributes ten international beers, including, but not limited to GUINNESS, CORONA, MILLER, FOSTER'S, BECK'S PILSNER, BITBURGER and BUDWEISER BUDVAR. The Company currently distributes approximately 190 spirit products, including leading international brands of scotch, single malt and other whiskeys, rums, bourbons, Polish vodkas, tequilas, gins, brandies, cognacs, vermouths and specialty liquors, such as JOHNNIE WALKER, SMIRNOFF, ABSOLUT, FINLANDIA, BACARDI, and BALLANTINES.

   The Company also imports and distributes 548 wine products, including, BPH ROTHSCHILD, TORRES, BOLLA, CONCHA Y TORO, PENFOLDS, SUTTER HOME, GEORGES DUBOEUF, MONDAVI, VEUVE CLICQUOT AND CODORNIU. In addition to its distribution agreements with various alcoholic beverage suppliers, the Company is the exclusive importer for Dunhill Cigars, General Cigar products and Evian water.

   The Company distributes its products throughout Poland to approximately 7,500 outlets, including off-trade establishments, such as small businesses, medium size retail outlets, petrol stations, duty free, supermarkets and hypermarkets, and on-trade locations, such as bars, nightclubs, hotels and restaurants, where such products are consumed.

Industry Overview

   Consumption. In 2001, Poland was the fourth largest consumer of vodka in the world according to the Company's own estimate. The total market for alcoholic beverage products in Poland was approximately $3.5 billion in 2001 at the retail level as reported by Rynki Alkoholowe a Polish monthly trade magazine. Traditionally, the population of Poland has primarily consumed domestic vodka, but in recent years there has been a general shift in the population's consumption habits from vodka to other types of alcohol that are primarily imported, such as beers, wines and spirits. The shift in consumption habits in Poland is a result of: (i) stabilization of the Polish economy, including increased wages as well as a decrease in the rate of inflation from 14.9% in 1997 to 3.6% in 2001; (ii) an increase in tourism, which has created a demand for imported products; (iii) an increase in multinational firms doing business in Poland, which has brought both capital into the country and new potential customers for the Company's products; and (iv) increased availability and decreased real prices for imported products.

   Distribution. The market for the distribution of alcoholic beverages in Poland remains highly fragmented. There are numerous distributors spread throughout the country, mainly delivering primarily one type of product (i.e., domestic vodka). Furthermore, distributors have been located regionally, rather than nationally, due to the difficulties in establishing a nationwide distribution system, including the capital required to set up such a system, and an extremely fragmented road infrastructure. Alcohol beverages are distributed to both off-trade sites and on-trade sites. Off-trade sites include Polish-owned and managed businesses such as small grocery stores as well as major chain stores. On-trade sites include bars, nightclubs, hotels and restaurants. There has been a trend to consolidate many off-trade sites, which, would be classified as "mom and pop" stores as well as a trend toward expanding major chain stores. This consolidation of chain stores is also apparent in the rapid expansion of petrol stations, which are owned and operated by major international companies, such as Shell, BP and Statoil. Many of these petrol stations have convenience stores, which sell all types of alcoholic beverages and in many areas, serve as local convenience stores. The Company believes that it is well positioned to take advantage of both the trends in consumption and distribution.

Business Strategy

   The principal components of the Company's business strategy are as follows:

   Expand Distribution Capacity. The Company plans to continue increasing its distribution capacity by expanding the number of its regional offices in Poland through the acquisition of existing wholesalers, particularly in areas where the Company does not distribute directly. The Company seeks to acquire successful wholesalers, which are primarily involved in the vodka distribution business and are among the leading wholesalers in their region. The Company would then add its higher margin imported brands to complement and enhance the existing product portfolio and margin of the target company. This strategy not only permits the Company to add geographic coverage and to increase its customer base but, it also increases the Company's leverage with its supply partners and its retail client base. Distribution capacity should continue to increase also through organic growth.

   In implementing this strategy since the beginning of 2001, the Company acquired 97% of the shares of Astor Company at the end of the first quarter of 2001. Astor located in the north of Poland had an approximate market share of 70 - 75% in their territory for all spirits sold in their region. Astor's net sales for all of 2001 are approximately 20.0 million USD. Further, since the end of 2001, the Company has reached a letter of intent dated January 8, 2002 for the purchase of 100% shares of Damianex Company. This acquisition, which is still subject to several conditions and which is expected to close by the end of March 2002, will add distribution capacity in the South Eastern part of Poland. The Company has also signed a letter of intent with AGIS Company on February 15, 2002 for the purchase of 100% of shares of AGIS Company. This acquisition, which is also subject to certain conditions and which is expected to be completed by the end of April 2002 will add distribution capacity in the North Western part of Poland. Both of these companies had sales of approximately 80.0 million USD each for 2001.

   By this strategy, of acquiring key regional wholesalers and thereby increasing the existing client base, the Company should be able to leverage its distribution model to sell directly to retail more of its higher margin imported brands and so enhance both its import margin and distribution margin. For products the Company distributes on a wholesale basis the Company is only able to capture the distribution margin as it is buying from the importer or local producer.

   Increase Product Offerings. One of the strengths of the Company is to add new exclusive products to its range of beers, wines, and spirits. In 2001, the Company added Bitburger, Franziskaner, and Amsterdam beers, Raynal brandy, Escucudo Rojo from Rothschild, Santana from Faustino, Vinsanto from Frescobaldi, Sunrise Carmener from Casillero del Diablo, Pinot Noir from Concha y Toro, Baron de Bellac sparkling wine from C.F.G.V and General Cigar products to its list of exclusive imports. The Company is also in exploratory talks to import additional alcoholic and non-alcoholic products.

   Retail Store Development. In 2001, the Company opened its fourth and fifth retail outlets, continued to expand its direct mail order catalogue, and constructed an e-commerce infrastructure to complement its nationwide distribution system during the year 2001. The Company started to consolidate its retail stores, direct mail and internet operations under the name "Fine Wine and Spirits" (FW&S). At the end of 2001, a new company was opened under the name FW&S comprising the five exclusive wine and spirit stores and a direct mail order catalog reaching 20,000 recipients every three months. The Management of the Company has plans to expand the "Fine Wine and Spirits" operations since it is profitable and enhances the sales of its premium wines and spirits, most of which the Company imports into Poland. The retail operations are approximately 1% of the Company's sales in 2001.

History

   CEDC's subsidiary Carey Agri was incorporated as a limited liability company in July 1990 in Poland. It was founded by William O. Carey, who died in early 1997, and Jeffrey Peterson, the Company's Vice Chairman. Mr. Carey's son, William V. Carey, is the managing director of Carey Agri and the President and Chief Executive Officer of CEDC. In February 1991, Carey Agri was granted its first import beer license for which it started to import various beers including FOSTER'S lager, GROLSCH, and products from Anheuser Bush, which it sold to wholesalers. With these beverages, Carey Agri sought to offer more products for which it had an exclusive import license and to market and sell these products to the market segment of the Polish population who were benefiting from the country's market transformation. Because of Carey Agri's initial success with FOSTER'S lager, for which it still holds the exclusive import license for Poland, it was able to diversify in 1992 by importing other quality brand beers from Europe and the United States. Sales during this period were typically in high volume consignments to other wholesalers.

   In 1993, with the acceleration of the privatization of retail outlets in Poland, Carey Agri began to implement a systematic delivery system in Warsaw which could deliver alcoholic beverages to retail outlets on a reliable basis. Carey Agri leased a warehouse, purchased trucks and hired and trained operational personnel and began to sell directly to convenience shops, small grocery stores and newly opened pubs. Because of this business experience, Carey Agri was prepared to take advantage of the opportunity to expand its import and delivery capacity in Warsaw when a large, foreign-owned supermarket chain began operations in 1993, creating a significant increase in the demand for the Company's product line. The Warsaw model of desirable product lines and dependable prompt delivery of product was replicated by the Company in Krakow (1993), Wroclaw (1994), Szczecin (1994), Gdynia (1994), Katowice
(1995), Torun (1995) and Poznan (1996). At the end of 2001, the Company operated in seventeen locations.

   CEDC was incorporated in Delaware in 1997. In July 1998, the Company issued 2,000,000 shares of its common stock in an Initial Public Offering on the NASDAQ Small Cap Market raising net proceeds of approximately $10.6 million. During June of 1999, the Company was accepted onto the NASDAQ National Market where it trades under the symbol CEDC.

Product Line

   The Company currently offers approximately 820 brands of beverages in five categories: (a) beers; (b) spirits; (c) wines; (d) soft drinks and (e) cigars. Its brands of imported beer accounted for 6.0%, 4.1% and 3.5% of net sales revenues during the twelve-month period ended December 31, 1999, 2000 and 2001, respectively. The total spirits category accounted for 79.1%, 81.8% and 86.0% of net sales revenues for the same periods. The spirits category is broken down in 2001 as a percent of total net sales as follows: Polish vodka 76.4%, CEDC exclusive import spirits 2.8%, and non-exclusive imported spirits 6.8%. Wine accounted for 7.2%, 8.5% and 6.9% of net revenues for the same periods. Sales of other products were 3.6% of net sales for December 31, 2001, and were insignificant during the years ended December 31, 1999 and 2000.

 Beer

   The Company distributes imported beer through each of its regional offices. BUDWEISER BUDVAR, GUINNESS, CORONA, FOSTER'S LAGER, KILKENNY, MILLER GENUINE DRAFT AND BECK'S PILSNER, BITBURGER, FRANZISKANER, and AMSTERDAM are distributed and marketed throughout Poland on an exclusive basis.

   Most of the Company's distribution contracts for beer contain a minimum purchase requirement and typically permit termination if the Company breaches its agreements, such as failure to pay within a certain time period or to properly store and transport the product. Trade credit is extended to the Company for a period of time after delivery of products. The duration of these contracts differ but typically range from 1 year to 3 years with an automatic extension period unless one of the parties chooses to terminate the agreement. Under the conditions of these contracts the Company is responsible for the marketing that is to be done within the confines of the market. The Company contributes up to 50% of the marketing budget depending upon the length of the contract.

 Polish Vodka

   The Company purchases all of its domestic vodka products from local distilleries (approximately 12 distilleries) and carries approximately 100 different brands, including the following:

               Wyborowa   Absolwent
               Bols       Zubrowka
               Luksusowa  Smirnoff*
               Belvedere  Extra Zytnia
               Chopin     Krakus
                         --------
               * produced in Poland

   The Company's agreements with various state-owned Polish vodka producers may be terminated by either party without cause with one month's prior written notice. The contracts are generally for one year with an automatic extension clause, which has been standard practice within the industry for the past ten years. To date the Company has never had a distribution contract terminated by any of the local vodka producers. The Company has no obligation to perform any marketing activities with or on behalf of the local vodka producer.

   In 2001, the Company had sales of over 5% of its net sales with the following companies; Polmos Bialystok (24.1%), Unicom Bols Group (14.9%), Polmos Poznan (11.0%), Polmos Zielona Gora (7.5%) and Guinness UDV (7.1%).

 Imported Spirits

   The Company distributes all its imported spirit products through each of its offices, mostly on a non-exclusive basis. The spirit products sold by the Company include the following:

Scotch Whisky:    Johnnie Walker, Black, Blue,    Black & White
                  Gold and Red Labels             The Dimple
                  J&B Rare                        White Horse
                  Chivas Regal                    VAT 69
                  Ballantines Finest              Teacher's Highland Cream
                  Ballantines Gold Seal

Single Malt       Cragganmore                     Glenkinche
 Whisky:
                  Dalwhinne                       Oban
                  Lagavulan                       Talisker
                  Cardhu

Rum:              Bacardi Light, Gold and Black   Malibu
                  Captain Morgan

Bourbon:          Jack Daniel's Tennessee Whiskey
                  Jim Beam

Imported Vodkas:  Smirnoff                        Absolut Blue
                  Citron and Kurant               Finlandia

Tequila:          Jose Cuervo, Olmeca             Sierra*

Gins:             Gordon's London Dry             Beefeater
                  Finsbury

Brandy:           Metaxa                          Stock
                  Raynal*

Cognacs:          Hennessy                        Courvoisier
                  Martell                         Camus Cognac*

Vermouths:        Stock Blanco*, Rosa and         Cinzano Blanco, Rosso, Rose,
                  Extra Dry Martini Bianco,       Extra Dry, Americano, Orancio
                  Rosso, Rose, Extra Dry

Specialty
 Spirits:         Bailey's Irish Cream            Carolan's Irish Cream
                  Kahlua Coffee Liqueur           Grand Marnier
                  Bols Liquors                    Manderine Napoleon*
                  Jagermeister                    Sambuca*
                  Cana Rior*

--------
* Denotes exclusive importation.

   The products distributed on a non-exclusive basis are contracted under the same form as for local vodka producers.

   As for the spirit brands that the Company exclusively represents, the contracts are generally for one to three years in length and can be terminated with a minimum 90 days written notice by either party. The Company also shares in the local marketing costs up to a limit of 50% depending on the length of contract being served.

 Wine

   The Company represents 50 wine suppliers and imports, and distributes 469 products through each of its offices on an exclusive basis. The wine importing company in the CEDC group is PWW dealing directly with the suppliers listed below. Additionally the Company distributes other various sparkling wines, vermouths, and champagnes on a non-exclusive basis like MOET & CHANDON, DOM PERIGNON, PIPER HEIDSECK, MARTINI, and CINZANO etc.

                 List of Exclusive Brands for PWW by Supplier

     French Wines                  Spanish Wines               Italian Wines
     ------------                  -------------               -------------
     Veuve Clicquot Ponsardin      M. Torres                   Castello Banfi
     Krug                          Jean Leon                   Frescobaldi
     B. Ph. de Rothschild          Bodegas Bebidas             Cecchi
     Kressmann                     Marqucs de Vittoria         Luce della Vite
     Borie Manoux                  Faustino                    Marchesi di Barolo
     Andre Lurton                  Bodegas Victorians          Villadoria
     Jean Jean                     Codorniu                    Santa Margherita
     De Ladoucette                 Felix Solis                 Bolla
     J. Moreau & Fils                                          Coltiva
     Domaine Laroche
     Georges Duboeuf
     Faiveley
     Leon Beyer
     M. Chapoutier
     Ogier
     CFGV
     Californian                   Chilean                     Australian
     -----------                   -------                     ----------
     Robert Mondavi                Concha y Torro              Penfolds
     Trinchero Estates             Torres Chile                Seppelt
     Marimar Torres
     Sutter Home
     Opus One
     Francis Coppola
     Other                         Champagnes                  South Africa
     -----                         ----------                  ------------
     Lenz Mozer -- Austrian        Veuve Clicquot              Winecorp
     Morhena -- German             Krug
     Boutari -- Greek
     Sogrape -- Portugal
     Forrester -- Portugal
     New Zealand
     -----------
     Jackson Estate

   The Company has been co-operating with the same suppliers for three years on both a verbal and when necessary a written contract basis. Where a written contract is in place, it is usually valid for between one and three years with a three to six month termination clause exercisable by either party. With selected contracts the Company also shares in the local marketing costs on either a defined amount or revenue percentage basis. Where a label does not have sufficient demand the Company will consolidate shipments abroad before receiving the goods into Poland where they are stored in the Company's bonded warehouse until customs cleared for sale.

Sales Organization

   The Company employs approximately 125 salespeople who are assigned to one of its seventeen regional offices. Each regional office has a sales manager, who meets with the salespeople of that office on a daily basis to review products and payments before the salespeople begin calling on customers. The sales force at each office is typically divided into two categories: (a) traditional trade; and (b) key accounts. These sales-people work on a daily pre-order system, which, is routed by region, and take the sales-force to approximately 20 calls a day. At the end of their day they return to the office or telephone in their orders so orders can be processed to be dispatched the next morning. The salesmen work on a 100% commission basis and are supplied with a company car, and mobile phone. The Company covers their travel expenses. The Company conducts periodical training to improve the salesmen's knowledge of the Company's products as well as improve the salespeople's selling skills.

Marketing

   The Company has its own Marketing Department, which consists of 12 people including 6 Brand Managers who manage the marketing support of the brands the Company imports exclusively into Poland. The Company manages a combined marketing budget for all brands of approximately 1.5 million USD of which the Company contributes up to 50% of the total budget. The brand owners contribute the remaining part. The Company is responsible for all of the marketing efforts within Poland from the production of point of sale materials, below the line promotions, print work, public relation events, as well as overseeing the draft beer installations of its exclusive brands throughout Poland.

Distribution System

   The Company's headquarters are located in Warsaw, the capital of Poland. Sales and service branches are presently located in seventeen major cities spread across Poland.

   In October 2000, the Company moved into a professional distribution facility in Warsaw. The facility is approximately 9,750 m2 of warehouse (including bonded warehouse) and 2,250 m2 of office space currently used as the headquarters for CEDC. Management believes the warehouse facility has enough extra space to expand for the next 5 to 7 years without any major investment.

   The Company has developed its own centrally controlled, national next-day distribution system for its alcoholic beverage products, and has the ability to leverage its distribution to include non-alcoholic beverage products in its system. The Company believes that it is the only independent distribution business, which currently has this capability in Poland. For imported products, the distribution network begins with a central bonded warehouse in Warsaw. Products can remain in this warehouse without customs and other duties being paid until the product is actually needed for sale. At such point, the product is transferred to the Company's consolidation warehouse at the same location or shipped directly to one of the regional office warehouses connected to each of the Company's sales locations outside of Warsaw. Based on current sales and projections, the regional offices are provided with deliveries on a weekly or bi-weekly basis so that they are able to respond to their customers' needs on a next-day basis. Because of the poor road infrastructure in Poland, the Company currently operates through seventeen regional office/warehouse depots.

   For products which the Company delivers for others who themselves import the products into Poland, the distribution chain begins at the Company's consolidation warehouse in Warsaw. From there, the product is delivered to customers using the same procedures as described above.

   Except at peak periods during the summer holidays and other similar times such as Christmas, Company-trained employees using Company-owned vehicles make all deliveries. During such busy periods, the Company relies on independent contractors, which are usually small family-run businesses with which the Company has had relationships for several years. The Company has over 75 delivery trucks it uses for its direct deliveries in Poland. The Company replaces its fleet every 3 - 4 years, which is an on-going process handled by its Fleet Management Department.

Market For Product Line

   In the year ended December 31, 2001, approximately 68% of the Company's total sales were through off-trade locations where the alcoholic beverages are not consumed, another 17% through on-trade locations where the alcoholic beverages are consumed, and the other 15% through other wholesalers. No single or related customer(s) in any of these three markets accounted for more than 5% of net sales in 2001.

 Off-Trade Market

   There are two components of the Company's sales to locations where alcoholic beverages are not consumed on premises. The most significant are small, usually Polish-owned and managed businesses, including small grocery stores. At December 31, 2001, the Company sold products to approximately 4,250 such business outlets, which typically stock and sell relatively few alcoholic beverage products and wish to have access to the most popular selling brands. The other components of the off-trade business are large supermarket chains, which are typically non-Polish-owned, as well as smaller multi-store retail outlets operated by major Western energy companies in connection with the sale of gasoline products. The large supermarket chains typically offer a wide selection of alcohol products, while the smaller retail outlets offer a more limited selection.

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

 Wholesale Trade

   The Company also sells products throughout Poland through other wholesalers. There are a few written agreements with these wholesalers as this trade channel is going through a major consolidation and the company's strategy is to go direct to retail by passing this trade channel.

 Control of Bad Debts

   The Company believes that its close monitoring of customer accounts both at the relevant regional office and from Warsaw has contributed to its success in maintaining a low ratio of bad debts to net sales. During the years ended December 31, 1999, 2000 and 2001, bad debt expense, as a percentage of net sales were 0.28%, 0.39% and 0.40% of net sales, respectively. Management believes the ongoing enhancement of computer systems for interoffice financial and administrative controls will assist in maintaining a low ratio of bad debts to net sales as the Company continues to expand. A more detailed explanation of the bad debts provision is provided in item 7, Management's Discussion and Analysis.

Competition

   The Company, as an early entrant in the post-Communist market in Poland, has over ten years of experience in introducing, developing and refining sales, marketing and customer service practices in the diverse and rapidly developing Polish economy, which it believes is a competitive advantage in the alcoholic beverage distribution business. The Company believes that it is currently the only independent national distributor of an extensive and diversified alcoholic beverage line in Poland.

   The Company competes with various regional distributors in all of its offices. This competition is particularly vigorous with respect to the domestic vodka category of its products offerings. One of the largest, foreign-owned chain stores also sells directly to smaller retailers. The Company addresses this regional competition, in part, through offering to customers in the region a single source supply of more products than its regional competitors typically offer and the Company is able to leverage its market share to be price competitive while still maintaining its margins.

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

   There have been regional wholesalers who have started to form buying groups to achieve better discounts from the local vodka producers in relation to volume. The Company expects this trend of local buying groups to continue in the foreseeable future. While the Company views these regional buying groups as a stronger competitor, the Company believes that the discounts and volume rebates achieved by the Company are still advantageous to those being obtained by these regional buying groups.

Directors and Executive Officers

   The directors and executive officers and their ages of CEDC as of February 27, 2002, are set forth below:


             Name            Age                         Position(s)
             ----            ---                         -----------
     William V. Carey......   37 Chairman, President and Chief Executive Officer
     Jeffrey Peterson......   51 Vice Chairman
     James T. Grossmann ...   61 Director
     Tony Housh............   35 Director
     Jan W. Laskowski......   45 Director
     Joe M. Richardson.....   49 Director
     Neil Crook............   39 Vice President and Chief Financial Officer
     Evangelos Evangelou ..   34 Vice President and Chief Operating Officer
     James Archbold........   41 Vice President, Secretary and Director of Investor Relations

   Directors and executive officers of CEDC are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until, their successors are elected. All directors of CEDC are elected annually at the annual meeting of stockholders. Executive officers of CEDC generally are appointed at the board's first meeting after each annual meeting of stockholders.

   William V. Carey has served as Chairman, President and Chief Executive Officer of CEDC since its inception. Mr. Carey began working for Carey Agri in 1990, and in 1993 Mr. Carey instituted and supervised the direct delivery system for Carey Agri's nationwide expansion. Mr. Carey, a 1987 graduate of the University of Florida, played briefly on the professional golf circuit before joining the Company. Mr. Carey is a member of the American Chamber of Commerce in Poland.

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

   Tony Housh, is a principal at the regulatory affairs advisory firm of Central Europe Access LLC. Mr. Housh was the Executive Director of the American Chamber of Commerce in Poland from 1996 to 2000, where he obtained an in-depth knowledge of the Polish regulatory framework. Mr. Housh has been a director of the Company since August 2000. He is also a member of the Chamber's Board of Directors as well as the Board of the Fulbright Commission. Mr. Housh is a graduate of Katholieke Universitiet van Leuven (Belgium) and the University of Kansas.

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

   Evangelos Evangelou joined the Company in September 1998 as Vice President and Chief Operating Officer. From October 1993 until July 1998, Mr. Evangelou was both Assistant Manager and General Manager of Louis Poland where he was responsible for the day-to-day operations of all food and beverage outlets within Warsaw International Airport. Prior to coming to Poland for Louis, Mr. Evangelou was in food and beverage management in the United Kingdom.

   James Archbold joined the Company in January 2002 as Vice President, Secretary and Director of Investor Relations. From August 1996 through January 1998, he held the position of National Sales Director for domestic brands for Carey Agri. Previous to joining CEDC, he worked in Poland for AIG/Lincoln, a real estate development company as Director of Marketing and Leasing. Prior to coming to Poland in 1995, he worked in the retail brokerage industry in New York, where he last worked for Paine Webber. Mr. Archbold holds a MA degree from Columbia University in Applied Linguistics.

Employees

   The Company had approximately 660 full-time employees as of December 31, 2001. Substantially all employees were employed in Poland and, as required by Polish law, have labor agreements with the Company. The Polish Labor Code, which applies to each of these agreements, requires that certain benefits be provided to employees, such as the length of vacation time and maternity leave and a bonus of a month's salary paid upon retirement. This law also restricts the discretion of the Company's management to terminate employees without cause and requires in most instances a severance payment of one to three months' salary. The Company made required monthly payments up to 20.41% of an employee's salary to the governmental health and pension system and has established a Social Benefit Fund as required by Polish law, but does not provide other additional benefit programs. The Social Benefits system was changed under Polish law effective January 1, 1999, and the employee is now required to make monthly payments up to 24% of their salary. The Company's employees are not unionized. The Company believes that its relations with its employees are good. The Company also put in place an evaluation system in order to improve the employees' morale.

Regulation

   The Company's business of importing and distributing alcoholic beverages is subject to extensive regulation. The Company believes it is operating with all licenses and permits material to its business. The Company is not subject to any proceedings calling into question its operations in compliance with any licensing and permit requirements.

 Import Of Products

 Import Permits

   Import permits must be obtained for specific consignments of alcoholic beverages to be imported under the import license as well as under customs quotas. See "--Customs Duties and Quotas." The Company must obtain such permits for all its imported alcoholic beverages except for the beer and wine brands. The application for a permit is usually made when products are ordered and must specify the product, amount of product and source country. Permits are issued for three months, and the Company must demonstrate to appropriate officials that a permit covers each consignment it imports. Similar permits must be obtained for the import of cigars.

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

 General Permits

   The Company is required to have permits for the wholesale trade of each of its three product lines. The permit with regard to beer is issued for two years and the current permit expires on March 28, 2003. The permit with regard to spirits is issued for one year and the current permit expires on December 31, 2002. The permit for wine is issued for two years and the current permit expires on March 28, 2003. One of the conditions of these permits is that the Company sells its products only to those who have appropriate permits to resell the products. A permit can be revoked or not renewed if the Company fails to observe laws applicable to its business as an alcohol wholesaler, fails to follow the requirements of a permit or if it introduces into the Polish market alcohol products that have not been approved for trade. The Company must also obtain separate permits for each of its warehouses.

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

 General Norms

   The Company must comply with a set of rules, usually referred to generally as "Polish Norms," which constitute legal regulations concerning, as applicable to the Company, standards according to which alcoholic beverages and cigars are packaged, stored, labeled and transported. The Polish Normalization Committee establishes these norms. In the case of alcoholic beverages, the committee is composed of academics working with relevant government ministries and agencies as well as experienced businessmen working in the alcoholic beverage industry. The Company has received a certificate after an inspection by the Central Standardization Institute, which is part of the Ministry of Agriculture, indicating its compliance with applicable norms as of the date thereof. Such certification is needed to import alcoholic beverages. Health authorities also confirm compliance with these norms when particular shipments of alcoholic beverages arrive in Poland. The Company is in compliance with all the statutes of the Polish norms outlined above. See "--Import of Products--Approval of Health Authorities."

 Customs Warehouse

   Since the Company operates a customs warehouse, further regulations apply, and a permit from the President of the Main Customs Office and the approval of health authorities are required to open and operate such a warehouse. The applicable health concerns are the same as those discussed under "--Wholesale Activities" with regard to non-custom warehouses. The Company received its most current permit on December 28, 1998 from the President of the Main Customs Office, which is for an unspecified period of time. The continued effectiveness of the permit is conditioned on the Company's complying with the requirements of the permit which are, in general, the proper payment of customs duties and maintenance of an insurance policy.

 Customs Duties And Quotas

   As a general rule, the import of alcoholic beverages and cigars into Poland is subject to customs duties and the rates of the duties are set by the Polish government acting through the Council of Ministers for particular types of products. In the Company's case, the duties vary by its product lines. Currently the customs duties for beers are, 6% for beers produced within the European Community and 30% for beers produced outside of the European Community. For wines, 20% for wines produced within the European Community and 30% for wines produced outside the European Community. For imported spirits the customs duties range from 75% to 95% irrespective of country of origin.

   Customs quotas for alcoholic beverages as well as for cigars are fixed annually, with the current quotas being applicable through December 31, 2002. There are no public guidelines on how the Minister of Economy has determined the current quotas or may determine future quotas. If such quotas were substantially reduced or eliminated, it would likely have an adverse impact on the Company's business since the retail price of some of its imported alcohol products would increase.

   To import alcoholic beverages and cigars under the quotas, the Company must receive a permit, which is generally valid for three months and specifies what products and what quality thereof may be imported from what country or group of companies. It is the Company's practice to apply for this import permit after concluding a contract for the import of a particular group of products. The Company has always received the import permits for which it has applied, although there can be no assurance that it will continue to do so in the future.

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

 Regulation of Retail Sales

   It is part of the Company's business strategy to operate retail outlets for alcoholic beverages under the name "Fine Wine and Spirits" in major cities. Under the Polish law requirements every one of these outlets must have a retail permit to sell alcoholic beverages to the potential clients. The length of such permits varies, from one to three years and is renewable. Also, every new store needs to acquire a certificate from the local health authorities to sell its products. The Company to obtain the above permits must first have a long term lease agreement with the owner of the building. Furthermore, the Company requires in every lease agreement a long-term notice with penalties in order to safeguard its investments. All present retail outlets operate with valid retail licenses, which can be renewed at the expiration date.

RISK FACTORS

 Risks related To The Company

   The failure to integrate smoothly the operations, management and other personnel of acquired companies could adversely affect our ability to maximize our business activities and financial performance.

   Our growth will depend in part on our ability to acquire additional distribution capacity and effectively integrate these acquisitions into our existing operations and systems of management and financial controls. Risks associated with acquisitions include, but are not limited to, integration of sales personnel, retention of key management, standardization of management and controls, harmonization of sales and marketing strategies and procedures and implementation of group financial reports and controls. We may not be able to successfully integrate the operations of any acquisition, which could negatively impact on our financial performance.

   Furthermore, since we have a history of maintaining the operational independence of the companies we acquire, there are risks that the managers of the subsidiaries, who were once the owners of their own companies, will not successfully implement new business strategies and management and cost-control systems. Our senior management, which is resident in Warsaw, may not be able to coordinate the business activities of the group's various subsidiaries in order to maximize the group's business potential as a nationwide distribution network.

   The inability to adequately manage exchange-rate risk could significantly affect the financial results of the Company and management's ability to make financial projections.

   Certain of our operating expenses and capital expenditures are, and are expected to continue to be, denominated in or indexed to U.S. Dollars or other hard currencies. By contrast, substantially all of our revenue is denominated in zloty. Any significant devaluation of the zloty against the U.S. Dollar that we are unable to offset through price adjustments will require us to use a larger portion of our revenue to service our U.S. Dollar-denominated obligations. We have entered into transactions to hedge the risk of exchange rate fluctuations. In 2001, these hedges decreased the fluctuations in the quarterly results, but resulted in a new expense item. It is uncertain whether the costs of the hedge transactions will be more of a burden to us than the losses that may result from the exposure to exchange rate risk. It is also uncertain whether we will be able to continue to obtain hedging arrangements on commercially satisfactory terms. Accordingly, significant shifts in currency exchange rates may have an adverse effect on our ability to service our U.S. Dollar denominated obligations and, thus, on our financial condition and results of operations.

   The following table sets forth, for the periods indicated, the noon exchange rate (expressed in current zloty) quoted by the National Bank of Poland. Such rates are set forth as zloty per U.S. Dollar. At March 01, 2002, such rate was PLN 4.21 = $1.00.

                                                             Year ended December
                                                                     31,
                                                             -------------------
                                                             1998 1999 2000 2001
                                                             ---- ---- ---- ----
     Exchange rate at end of period......................... 3.50 4.15 4.14 3.98
     Average exchange rate during period (1)................ 3.50 3.97 4.15 4.06
     Highest exchange rate during period.................... 3.81 4.35 4.60 4.50
     Lowest exchange rate during period..................... 3.41 3.41 4.07 3.91

--------
(1) The average of the exchange rates on the last day of each month during the applicable period.

   The inability to maintain and expand our senior management would threaten our ability to implement all of our business strategies.

   The management of future growth will require the ability to retain qualified management personnel and to attract and train new personnel. Senior leadership is necessary to develop the financial and cost controls, information systems and marketing activities needed for us to prosper. Further, the successful integration of acquired companies requires substantial attention from our senior management team. Failure to successfully retain and hire needed personnel to manage our growth and development would have a material adverse effect on our ability to implement our business plan and grow our business.

   A significant number of our largely short-term and non-exclusive supply contracts may be unexpectedly terminated which would materially and adversely affect our ability to generate revenue and operate profitably.

   We distribute approximately 85% of the alcoholic beverages in our portfolio on a non-exclusive basis. Furthermore, most of our distribution agreements for these beverages have a term of approximately one year, although several of such agreements can be terminated by one party without cause on relatively short notice. For example, the distribution agreements with respect to domestic vodka (which accounted for approximately 76.4% of our net sales in 2001) can be terminated on one month's notice. Any termination of a significant number of our supply contracts would adversely affect our ability to generate revenue and operative profitably.

   The non-renewal of a significant number of our principal supply contracts would materially and adversely affect our ability to generate revenue and operate profitably.

   In 2001, we had sales of over 5% of our net sales with the following companies; Polmos Bialystok (24.1%), Unicom Bols Group (14.9%), Polmos Poznan (11.0%), Polmos Zielona Gora (7.5%) and Guinness UDV (7.1%). We have one-year supply contracts with each of the named companies. The termination of our relationship with any of these entities could have a material adverse effect on our revenue and cash flows.

   The abrupt and unexpected termination of a significant number of our exclusive supply contracts would likely depress net income significantly.

   We have exclusive rights to distribute in Poland certain alcoholic beverages, which during 1999, 2000 and 2001 constituted approximately 15%, 18% and 13%, respectively, of our net sales. These beverages constitute many of the high-margin beverages we distribute. The distribution arrangements for these beverages generally have one to three year terms. If any of these exclusive relationships were terminated or not renewed, then our revenue and cash flows would likely be reduced.

   Any diminution in the value of goodwill and intangible assets reflected on our financial statements as a result of acquisitions could adversely affect our financial position and market capitalization.

   Acquisitions may result in the recording of goodwill and intangible assets on our financial statements. From January 1, 2002, we are following current United States generally accepted accounting principles and periodically will review the value of goodwill and other intangible assets and will incur a write off where diminution of value is evidenced. These write-offs would likely become necessary if acquired companies were to become unprofitable. Any write-offs of these assets could have a negative impact on our market capitalization and financial condition.

Risks Related to Growth through Acquisitions

   The inability to finance future acquisitions on acceptable terms would undermine our basic business strategy of growing a Poland-wide distribution network through acquisitions.

   Our ability to grow through the acquisition of additional companies will be dependent upon the availability of capital to complete such acquisitions. We intend to finance acquisitions through a combination of our available cash resources, bank borrowings and, in appropriate circumstances, the further issuance of equity and/or debt securities. These financing sources may not be available to us on acceptable commercial terms when needed to fund an acquisition, if at all, which could prevent us from growing a Poland-wide distribution network.

   The absence of suitable acquisition targets would undermine our business strategy of growing a Poland-wide network through acquisitions.

   We may not identify suitable acquisition candidates that are available on terms acceptable to us. In addition, acquired businesses may not be profitable at the time of their acquisition or may not achieve or maintain profitability levels that justify our investment. Therefore, our acquisitions may not be accretive to shareholder value immediately following any acquisition, which could reduce our market capitalization.

   Our stockholders could experience unusual expense and uncertainty in trying to enforce any judicial judgment against us.

   We are organized under the laws of the State of Delaware. Therefore, our stockholders are able to affect service of process in the United States upon us and may be able to affect service of process upon our directors. However, we are also a holding company, all of the operating assets of which are located outside the United States. As a result, it may not be possible for investors to enforce judgments of United States courts against our assets predicated upon the civil liability provisions of United States laws. We have been advised by our counsel that there is doubt as to the enforceability in Poland, in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities predicated solely upon the laws of the United States. In addition, awards of punitive damages in actions brought in the United States or elsewhere may not be enforceable in Poland.

Risks Related to Investments in Poland and Emerging Markets

   The inability to adequately manage exchange-rate risk could adversely affect our financial results and management's ability to make financial projections.

   Certain of our operating expenses and capital expenditures are, and are expected to continue to be, denominated in or indexed to U.S. Dollars or other hard currencies. By contrast, substantially all of our revenue is denominated in zloty, the currency of Poland. Any significant devaluation of the zloty against the U.S. Dollar that we are unable to offset through price adjustments will require us to use a larger portion of our revenue to service our U.S. Dollar-denominated obligations. We have entered into transactions to hedge the risk of exchange rate fluctuations. In 2001, these hedges decreased the fluctuations in our quarterly results but resulted in a new expense item. It is uncertain whether the costs of the hedge transactions will be more of a burden to us than the losses that may result from the exposure to exchange rate risk. It is also uncertain whether we will be able to continue to obtain hedging arrangements on commercially satisfactory terms, if at all. Accordingly, significant shifts in currency exchange rates may have an adverse effect on our ability to service our U.S. Dollar denominated obligations and, thus, on our financial condition and results of operations.

   The inability to predict and adequately manage inflation risk could significantly affect our financial results and management's ability to make financial projections.

   Since the fall of Communist rule in 1989, Poland has experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 15% in 1997 and to an average 5.5% for the year 2001. We may not be able to predict or fully manage inflation, which has had, and may continue to have, an adverse effect on our financial condition and results of operations.

   Polish anti-monopoly regulations could threaten our basic business strategy of growing through acquisitions.

   Under the Polish Anti-Monopoly Act, acquisitions may be blocked or have conditions imposed upon them by the Polish Office for Protection of Competition and Consumers (the "Anti-Monopoly Office") if the Anti-Monopoly Office determines that the acquisition has a negative impact on the competitiveness of the Polish market. The current body of Polish anti-monopoly law is not well established and, therefore, it can be difficult to predict how the Anti-Monopoly Office will act on an application. Generally, companies that obtain control of 40% or more of their market may face greater scrutiny from the Anti-Monopoly Office than those that control a lesser share. Additionally, several types of reorganizations, mergers and acquisitions and undertakings between business entities, including acquisitions of stock, under circumstances specified in the Anti-Monopoly Act, require prior notification to the Anti-Monopoly Office. Sanctions for failure to notify include fines imposed on parties to the transaction and members of their governing bodies. The Anti-Monopoly Office may not approve any or all of our proposed acquisitions that would negatively impact our ability to institute our business plan and grow our business.

   Polish regulations regarding customs duties and quotas could price some of our high-margin products out of the market and/or reduce availability as to make such products unprofitable to sell.

   Generally, the import of alcoholic beverages into Poland is subject to customs duties, and the rates of the duties are set for particular types of products. The Minister of Economy is authorized to establish a schedule of quotas for alcoholic beverages for which the customs duties are substantially reduced. Customs quotas for alcoholic beverages are fixed annually, with the current quotas being applicable through December 31, 2002. There are no public guidelines on how the Minister of Economy has determined the current quotas or may determine future quotas. Any increase in customs duties or decrease in customs quotas for alcoholic beverages would reduce our revenue and negatively affect our cash flows.

   Increased Polish regulations of the alcoholic beverage industry could make it difficult for us to operate in the industry profitably.

   The importation and distribution of alcoholic beverages in Poland are subject to extensive regulation, requiring us to receive and renew various permits and licenses to import, warehouse, transport and sell alcoholic beverages. These permits and licenses often contain conditions with which we must comply in order to maintain the validity of such permits and licenses. Our import and sale of cigars are also subject to regulation. The various governmental regulations applicable to the alcoholic beverage industry may not be changed so as to impose more stringent requirements on us. If we were to fail to be in compliance with applicable governmental regulations or the conditions of the licenses and permits we receive, such failure could cause our licenses and permits to be revoked and have a material adverse effect on our business, results of operations and financial condition. Further, the applicable Polish governmental authorities, in particular the Minister of Economy, have articulated only general standards for issuance, renewal and termination of the licenses and permits which we need to operate and, therefore, such governmental authorities retain considerable discretionary authority in making such decisions.

   The alcoholic beverage industry has become the subject of considerable societal and political attention generally in recent years due to increasing public concern over alcohol-related societal problems, including driving while intoxicated, underage drinking and health consequences from the abuse of alcohol. As a consequence of these concerns, the possibility exists for further regulation of the alcoholic beverage industry in Poland. If alcohol consumption in general were to come into disfavor among consumers in Poland, our business operations could be materially and adversely affected.

   Deterioration in the market reforms undertaken by the Polish government could make it more difficult for management to operate us and predict financial performance.

   Poland has undergone significant political and economic change since 1989. Political, economic, social and similar developments in Poland could in the future have a material adverse effect on our business and operations. In particular, changes in laws or regulations (or in the interpretations of existing laws or regulations), whether caused by changes in the government of Poland or otherwise, could materially adversely affect our business and operations. Currently there are no limitations on the repatriation of profits from Poland, for example, but foreign exchange control restrictions or similar limitations may be imposed in the future with regard to repatriation of earnings and investments from Poland. If such exchange control restrictions or similar limitations are imposed, our ability to receive dividends or other payments from our subsidiaries could be reduced, which would reduce our cash flows and liquidity.

   Adverse effects in other emerging markets could adversely affect the trading price of our Common Stock.

   Poland is generally considered by international investors to be an emerging market. Political, economic, social and other developments in other emerging markets may have an adverse effect on the market value and liquidity of our Common Stock. In general, investing in the securities of issuers with substantial operations in markets such as Poland involves a higher degree of risk than investing in the securities of issuers with substantial operations in the United States and other similar jurisdictions.

Item 2. Properties

Customs and Consolidation Warehouse

   The Customs and Consolidation Warehouse is a 9,750 square meters leased facility located in Warsaw. The lease is for 5 years commencing November 2000 and the monthly rental, which is denominated in U.S. Dollars was approximately $82,875 per month as of December 31, 2001.

Sales Offices and Warehouses

   The Company also has entered into leases for its Warsaw headquarters and each of its seventeen regional sales offices and warehouses. The amount of office and warehouse space leased varies between 536 square meters in Gdynia up to 1,090 square meters in Krakow. The monthly lease payments, which are denominated in Polish currency, vary between approximately $2,000 and $4,000 in the regional offices to $36,000 per month in Warsaw. The Warsaw lease is of five year duration, commencing November 2000, without termination; five of the other leases can be terminated by either party on three months prior notice; one can be terminated by either party on two months prior notice.

Retail Outlets

   The Company has entered into a long term or indefinite term lease agreement for all of its retail outlets. All lease agreements can be terminated on mutual terms, or by a three to six month's prior notice by either party. The lessor, however, has waived its right to terminate the agreement for three years as long as the lessee is performing its obligations there under. Monthly lease payments are currently $2,200 for the shop on Kredytowa Street in Warsaw, $1,463 for the shop on Bokserska Street in Warsaw, $1,300 for the shop on Wiertnicza Street in Wilanow, $2,295 for the shop on Warszawska Street in Konstancin and $1,268 for the shop on Kalwaryjska Street in Krakow.

Item 3. Legal Proceedings

   The Company is involved in litigation from time to time in the ordinary course of business. In management's opinion, such litigation, individually and in the aggregate, is not material to the Company's financial condition or results of operations.

Item 4. Submission Of Matters To A Vote Of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

Market Information

   The Company's common stock, $0.01 per share ("Common Stock") has been traded on the NASDAQ National Market (the "National Market") under the symbol "CEDC" since June 1999. Prior thereto it traded on the NASDAQ Small Cap Market since its initial public offering in July 1998. Before such time, there was no established public trading market for the Common Stock. The following table sets forth the high and low sales prices for the Common Stock, as reported on the NASDAQ National Markets for each of the Company's fiscal quarters in 2000 and 2001.

                                                                  High     Low
                                                                 -------  -----
      Quarter Ended 3/30/00..................................... $  6.50  $4.31
      Quarter Ended 6/30/00..................................... $  5.44  $3.56
      Quarter Ended 9/30/00..................................... $  5.25  $3.50
      Quarter Ended 12/31/00....................................  $ 3.88  $1.06

                                                                  High     Low
                                                                 -------  -----
      Quarter Ended 3/30/01..................................... $  4.06  $1.88
      Quarter Ended 6/30/01..................................... $  5.21  $3.00
      Quarter Ended 9/30/01..................................... $  7.00  $3.93
      Quarter Ended 12/31/01....................................  $12.98  $5.17

   On March 8, 2002, the last reported sales price of the Common Stock was $12.70 per share.

Holders

   As of March 8, 2002, there were 1,394 recorded holders of the Common Stock.

Dividends

   CEDC has never declared or paid any dividends on its capital stock. Future dividends will be subject to approval by CEDC's board of directors and will depend upon, among other things, the results of the Company's operations, the Company's capital requirements, surplus, general financial condition and contractual restrictions and such other factors as the board of directors may deem relevant.

   The Company has instituted a policy of having all of its subsidiaries (except Carey Agri) pay dividends to their respective shareholders, either the Company or Carey Agri. The subsidiaries, except for Carey Agri will distribute 50% of their respective current years after tax profits except for those generated during the first year of ownership. The retained earnings prior to January 1, 2001 are not considered distributable. As at December 31, 2001, the Company's subsidiaries will provide for dividends of approximately $1,100,000 to Carey Agri and the Company. Based on the Company's shareholdings, CEDC will receive $154,000 and Carey Agri $946,000.

   These dividends are being used initially to pay down acquisition debt and to fund the day-to-day operations of the CEDC holding company. At December 31, 2001, the subsidiaries had approximately $7.4 million of retained earnings of which $6.3 million is currently non-distributable.

   As CEDC is a holding company with no business operations of its own, its ability to pay dividends will be dependent upon either cash flows and/or earnings of its subsidiaries or the payment of funds by those subsidiaries to CEDC. As Polish limited liability companies, the subsidiaries are permitted to declare dividends only twice a year from their retained earnings, computed under Polish Accounting Regulations after the audited financial statements for that year have been provided to and approved by shareholders.

   Subsidiaries except for Carey Agri will distribute 50% of any current years after tax profit except for those generated during the first year of ownership. The retained earnings prior to January 1, 2001 are not considered distributable. As at December 31, 2001, the Company's subsidiaries will provide for dividends of $1,137,000 to

Carey Agri and CEDC. Based on the shareholdings, CEDC is obligated to receive $154,000 and Carey Agri $983,000.

Unregistered common stock issued in 2001

   On April 5, 2001, the Company issued 31,264 shares of common stock in connection with its acquisition of 97% of the voting shares of Astor Sp. z o.o. See note 10 to the consolidated financial statements contained in item 8 of form 10K. These shares were issued pursuant to the exemption from registration provided by regulation S.

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

Income Statement Data:

                                         Year ended December 31,
                                ---------------------------------------------
                                 1997     1998     1999      2000      2001
                                -------  -------  -------  --------  --------
                                   (in thousands, except for per share
                                                amounts)
Net sales...................... $40,189  $54,011  $90,240  $131,233  $178,236
Cost of goods sold.............  34,859   45,864   77,471   113,687   154,622
Gross profit...................   5,330    8,147   12,769    17,546    23,614
Sales, general and
 administrative expenses.......   4,198    5,790    9,537    14,698    18,759
Operating income...............   1,132    2,357    3,232     2,848     4,855
Non-Operating income (expense)
  Interest expense.............    (200)    (192)    (374)     (955)   (1,345)
  Interest income..............      28      170      378       261        77
  Realized and unrealized
   foreign currency transaction
   losses, net.................    (326)      (5)    (215)     (494)      (12)
  Other income (expense), net..      15      ( 1)     (13)     (172)       83
                                -------  -------  -------  --------  --------
Income before income taxes.....     649    2,329    3,008     1,488     3,658
Income taxes...................    (341)    (861)  (1,106)     (503)   (1,132)
                                -------  -------  -------  --------  --------
Net income .................... $   308  $ 1,468  $ 1,902  $    985  $  2,526
                                =======  =======  =======  ========  ========
Net income per common share,
 basic (1)..................... $  0.17  $  0.56  $  0.47  $   0.23  $   0.58
                                =======  =======  =======  ========  ========
Net income per common share,
 diluted....................... $  0.17  $  0.56  $  0.47  $   0.23  $   0.57
                                =======  =======  =======  ========  ========
Average number of outstanding
 shares of common stock (1)....   1,780    2,635    4,050     4,334     4,359

Balance Sheet Data:

                                              December 31,
                                ---------------------------------------------
                                 1997     1998     1999      2000      2001
                                -------  -------  -------  --------  --------
                                             (in thousands)
Cash and cash equivalents...... $ 1,053  $ 3,628  $ 3,115  $  2,428  $  2,466
Working capital (deficit)......    (508)  10,922    9,608     9,362     6,883
Total assets...................  12,530   21,926   38,966    59,311    68,977
Long-term debt and capital
 lease obligations, less
 current portion...............      47      --     3,622     7,988     3,495
Stockholders' equity...........     334   12,327   14,613    16,492    20,756

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

   The following analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.

Overview

   The Company's operating results are generally determined by the volume of alcoholic beverages that can be sold by the Company through its national distribution system, the gross profits on such sales and control of costs. The Company purchases the alcoholic beverages it distributes from producers as well as other importers and wholesalers. Normally purchases are made with the sellers providing a period of time, generally between 25 and 90 days, before the purchase price is to be paid by the Company. Since the Company's initial public offering in July 1998, however, the Company pays for a significant portion of its domestic vodka purchases using cash on delivery terms in order to receive additional discounts. The Company sells the alcoholic beverages with a mark-up over its purchase price, which mark up reflects the market price for such individual product brands in the Polish market. Additional margins are available for premium-imported brands.

   The following comments regarding variations in operating results should be read considering the rates of inflation in Poland during the period -- 1999, 9.8% 2000, 10.1% and 2001, 3.6%-- as well as the fluctuations of the Polish zloty compared to the U.S. Dollar. The zloty in comparison to the U.S. Dollar appreciated 0.1% in 2000 and appreciated 3.8% in 2001.

Results of Operations

 Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

   In the following Management, Discussion and Analysis section the reference to "pro-forma accounts" means the 2001 historical financial results as adjusted by deducting the elements of Astor for the nine months ended December 31, 2001 and for PHA for the three months to March 31, 2001. The basis of preparation is still under US GAAP, the objective being to allow the reader to assess the underlying condition of the Company excluding effects of acquisitions reported for less than a full calendar year.

   Net sales increased $47.0 million or 35.8% from $131.2 million in 2000 to $178.2 million in 2001. Of this increase $14.3 million relates to the acquisition of Astor Company. On a pro-forma basis the Company had sales of $152.7 million, which represents an internal growth rate of 16.4%. This internal growth rate is mainly due to increased coverage and sales productivity.

   Cost of goods sold increased $40.9 million or 36.0%, from $113.7 million in 2000 to $154.6 million in 2001. Of this increase $12.9 million relates to the acquisition of Astor. On a pro-forma basis the cost of goods sold increased by 15.8%. Total gross profit increased $6.1 million, or 34.6%. On a pro-forma basis the increase was 20.1%. Gross profit as a percentage of net sales decreased in total from 13.4% in 2000 to 13.2% in 2001, the decrease being due to the increased amount of vodka, which has a lower margin, in the product line up. On a pro-forma basis the gross profit percentage was 13.8%, this pro-forma increase is due to the greater buying leverage the Company is able to exert on its suppliers and to the Company's strategy of extending its coverage model to include the retail trade.

   Operating overhead expenses (excluding depreciation, amortization and bad debt provision) increased $3.4 million or 26.0% from $13.1 million in 2000 to $16.5 million in 2001. As a percentage of sales operating overheads decreased from 10.0% in 2000 to 9.2% in 2001. Within the total operating overhead, $0.6 million relates from the acquisition of Astor Company. On a pro-forma basis the year on year increase is 16.0%. The increase is mainly due to the Company carrying a full year charge for its new distribution and customs facility in Warsaw.

   Depreciation of tangible fixed assets increased from $366,000 in 2000 to $841,000 in 2001 an increase of 129%. This increase is due to the Company's investment in its logistics infrastructure, that is, delivery vehicles and warehouse facilities. The increase due to the acquisition of Astor Company is not material amounting to $15,000.

   Amortization of intangibles increased $67,000 from $695,000 in 2000 to $762,000 in 2001. This increase is due to the acquisition of Astor Company and to the inclusion of a full year charge for the PHA acquisition of 2000.

   The Company's bad debt provision is based on the ageing of its trade receivables. Currently the Company has a policy of making provisions for 100% of debtors over 365 days, 50% for debtors between 270 and 365 days, 25% for debtors between 180 and 270 days and 12.5% for debtors between 90 and 180 days old. From this total a reduction of 7.5% is made to reflect current cash recovery rates. The trade receivables are recorded at a value including VAT (sales tax), which is currently 22% of the net sales value. The charge to income is based on the movement in the total reserve between any two balance sheet dates. The charge for the year ended December 31, 2001 was $0.7 million, on both the full and Pro-forma basis. This represents an increase of 37.5% over the full year ended December 31, 2000. The increase is due to the increase sales activity during the year. As a percentage of sales for 2001 the charges equaled 0.40% and for 2000 it was 0.39%. The Company's experience is that this policy gives adequate coverage and it expects to be able to continue this policy in the immediate future and that the charge as a percentage of sales should remain in the 0.3 to 0.5 % range.

   As a result of the factors mentioned above, the Company was able to improve its operating profit from $2.8 million in 2000 to $4.8 million in 2001, an increase of 71.4%. On a pro-forma basis the increase was 28.6% from $2.8 million to $3.6 million.

   In 2001, interest income was $77,000 compared to $261,000 in 2000. The decrease was a result of using the excess funds in CEDC for operational purposes.

   Interest expense increased $390,000 or 40.8% from $955,000 in 2000 to $1,345,000 in 2001. On a pro-forma basis the increase is 20.7%. This increase is mainly due to the Company's decision in November 2000 to migrate the majority of its non-acquisition loans to local Polish zloty denominated loans. The non-acquisition loans, or working capital loans are used solely to facilitate the purchase of vodka on cash on delivery (COD) terms. This enables the Company to obtain significant rebates or early settlement discounts. While the coupon charge is higher (see note 6 and 8 in the financial statements below) this policy means the Company reduces any exposure to foreign exchange risks on its working capital loan book thereby making the cost/benefit decision more transparent. As a percentage of net sales, interest expense was 0.7% in 2000 and 0.8% in 2001.

   Net realized and unrealized foreign currency transactions arise from the restatement of non-Polish zloty assets and liabilities, which are primarily, bank loans and their compensating hedging instruments. For the year ended December 31, 2001, the Company incurred net foreign exchange losses of $12,000, this compares to $494,000 loss for the year ended December 31, 2000, a reduction of 97.5%. On a pro-forma basis the reduction was 79.1%.

   In addition, the Company no longer considered Poland to be a hyperinflationary country since January 1, 1998 and made the Polish zloty the functional currency for the operations of its subsidiaries. Therefore, translation losses are now accounted for in equity, in the determination of comprehensive income, rather than in the income statement. Such cumulative losses were $2.2 million in 2000 and $1.7 million in 2001.

   The Company also had income from the sale of fixed assets during the year. For 2001, this amounted to an income of $83,000, for 2000, it was a loss of $96,000. These items are non-operating and immaterial and therefore not reported further.

   Income tax expense increased $629,000 from $503,000 in 2000 to $1,132,000 in 2001. This increase is mainly due to the increase in income before income taxes from $1.5 million in 2000 to $3.6 million in 2001.

   The effective Polish tax rate decreased from 33.8% in 2000 to 30.9% in 2001. The decrease in the statutory tax rate in Poland from 30% in 2000 to 28% in 2001 and the effect of permanent differences between taxable and financial income caused the decreased effective rate. The Company believes its US deferred tax asset of $182,000 will be recovered by virtue of interest and other income received from loans and other services provided to its subsidiaries. The subsidiaries Polish deferred tax asset of $709,000 is due to timing and should be recovered from future operating profits. See note 12 to the consolidated financial statements for further information on income taxes.

   Net income increased $1.5 million from $1.0 million in 2000 to $2.5 million in 2001. This increase is due to the factors noted above.

 Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   In the following Management, Discussion and Analysis section the reference to "pro-forma accounts" means the 2000 historical financial results are adjusted by deducting the elements of PHA for the nine months ended December 31, 2000 and for MTC for the three months to March 31, 2000. The basis of preparation is still under US GAAP; the objective is to allow the reader to access the underlying condition of the Company, without regards to acquisitions reported for less than a full year.

   Net sales increased $41.0 million, or 45% from $90.2 million in 1999 to $131.2 million in 2000. This increase is mainly due to increased sales of domestic vodka due to the acquisition of PHA. On a pro-forma basis the Company had sales of $91.8 million, which represents an internal growth rate of 1.8%. The low internal growth was due to the variable summer weather, which adversely impacted sales in the important Polish holiday regions.

   Cost of goods sold increased $36.2 million, or 46.7%, from $77.5 million in 1999 to $113.7 million in 2000. As a percentage of net sales, cost of goods sold increased from 85.8% to 86.6%. Gross margin as a percentage of sales decreased from 14.2% in 1999 to 13.4% in 2000. This decrease is mainly due to the dilutive effect of the PHA acquisition and the subsequent increase in the share of domestic vodka of the groups' portfolio. On a pro-forma basis gross margin as a percentage of sales increased to 14.7% for the year to December 31, 2000. This is a result of the Company exerting its buying leverage.

   Sales, general and administrative expenses increased $4.3 million or 54.7% from $9.5 million in 1999 to $14.7 million in 2000. As a percentage of sales, core selling costs increased from 10.6% in 1999 to 11.2% in 2000. As an absolute value this increase is mainly due to the additional costs consolidated because of the acquisition of PHA and as a percentage the increase was because of one off integration costs. On a pro-forma basis the increase was 18.9% to $10.5 million, which as a percentage of pro-forma sales was 11.4%.

   Goodwill and trademark amortization increased from $0.4 million in 1999 to $0.7 million in 2000, an increase of 75%. The increase was due to the full year charge for the 1999 acquisitions of MTC and PWW plus the nine-month charge following the acquisition of PHA.

   Depreciation of tangible fixed assets increased from $120,000 in 1999 to $366,000 in 2000 an increase of 205%.

   Provisions for doubtful debts increased from $254,000 in 1999 to $517,000 in 2000. As a percentage of net sales the provision increased from 0.28% in 1999 to 0.39% in 2000. The reason for the increase was a change in policy for the year 2000. Whereas US accounting rules do permit the level of doubtful debt provisioning to be at the reasonable discretion of a company's management, the Company has decided that because of the growth in sales it would be more prudent to apply a systematic approach to debtor provisioning. It is this change in method, which has brought about the increase in provision rates. The Company expects this rate to be maintained in the 0.3-0.5% range for the future.

   Interest expense increased $0.6 million or 155% from $0.4 million in 1999 to $1.0 million in 2000. This increase is mainly due to additional borrowing required for financing the acquisitions and for supporting the higher sales volume. On a pro-forma basis, interest expense was $0.6 million as a percentage of net sales. Interest expense was 0.4% in 1999 and 0.7% in 2000.

   In 2000, interest income was $0.3 million compared to $0.4 million in 1999.

   Net realized and unrealized foreign currency transactions resulted in losses of $215,000 in 1999 and $494,000 in 2000. On a pro-forma basis net realized and unrealized foreign currency transaction losses were $0.6 million. In addition, the Company no longer considered Poland to be a hyperinflationary country since January 1, 1998 and made the Polish zloty the functional currency for Carey Agri's operations. Therefore, translation losses are accounted for in equity, in the determination of comprehensive income, rather than in the income statement. Such translation losses were $1.9 million in 1999 and $2.2 million in 2000.

   Income tax expense decreased $0.6 million from $1.1 million in 1999 to $0.5 million in 2000. This decrease is mainly due to the decrease in income before income taxes from $3.0 million in 1999 to $1.5 million in 2000.

   The effective tax rate decreased from 36.8% in 1999 to 33.8% in 2000. The decrease in the statutory tax rate in Poland from 32% in 1999 to 30% in 2000, the effective tax rate was slightly lower in 2000. See notes to the consolidated financial statements for further information on income taxes.

   Net income decreased $0.9 million from $1.9 million in 1999 to $1.0 million in 2000. This decrease is due to the factors noted above.

Statement of Liquidity and Capital Resources

   The Company's net cash balance remained the same for 2001 as it was for 2000 compared to a decrease of $0.7 million in 2000. The stabilization was a result of the tighter credit terms given to wholesalers in the last weeks of 2001 so as to reduce any exposure to future possible doubtful debts.

   The Company was able to generate cash from operating activities in 2001 of $2.7 million as opposed to a cash usage of $1.1 million in 2000. The cash was generated from cash earnings, defined as net income adjusted for non-cash income and expense items, of $4.4 million in 2001 compared to $2.4 million in 2000.

   Against this a net $2.8 million which was absorbed into working capital for 2001 compared to a net $4.7 million in 2000. Working capital has been defined as the consolidated movements in trade receivables, trade payables and inventories. The Company has been able to reduce its investment in working capital by improved management of inventories driven from its new consolidation warehouse, which resulted in inventory days decreasing by 33% from 30.7 days in 2000 to 20.5 days in 2001. In addition, the Company was also able to reduce its outstanding debtor days from 89 in 2000 to 82 in 2001. It also reduced its outstanding creditor days from 85 in 2000 to 70 in 2001. The decrease in creditor days is mainly due to the use of COD terms for purchases of domestic vodka in the last weeks of 2001. For comparison purposes readers should note that the trade receivables and payables figures include 22% VAT (sales tax).

   In addition, funds were generated in net movements of accruals and prepayments of $0.9 million for 2001, compared to $0.6 million in 2000.

   Investing activities amounted to $2.4 million in 2001 and are in most part related to the acquisition of Astor. During the 2000 period, the investing activities amounted to $5.6 million of which the largest part was the acquisition of PHA with the balance being investment in the new consolidation warehouse facility.

   The Company received $539,000 in funds as a result of option holders exercising their options during the year. The Company was able to reduce net borrowings by $0.8 million during the course of the year as opposed to increasing net borrowing by $6.1 million in 2000. The nature of the Company's business is that it has to invest heavily in working capital towards the end of the calendar year, which is traditionally its busiest selling period. With this in mind the Company arranged for various short-term funds to be available to it. At December 31, 2001 the Company had $1.3 million of unused facilities available to it within these short-term agreements (see note 8 of the Notes to the Consolidated Financial Statements for additional information) .

Statement on Inflation and Currency Fluctuations

   Inflation in Poland was 3.6% for the whole of 2001, considerably lower than the 8.9% in 2000.

   The percentage of aggregated purchases denominated in foreign currencies has decreased resulting in lower foreign exchange exposure. However, the level of borrowings denominated in U.S. Dollars and Euros has increased due to the funding of the acquisitions. In 2001, the zloty appreciated 3.9% versus the U.S. Dollar and appreciated 8.1% versus the Euro. Because of the volatility of exchange rates during the year, loans were taken at weaker rates that those achieved at year-end.

Seasonality

   The Company's sales have been historically seasonable with on average 30% of the sales occurring in the fourth quarter. During 2001, sales in the fourth quarter were 32% of the full year, this compares to 37% for the fourth quarter of 2000. This movement is the result of improvements in sales productivity initiated in 2000, which have resulted in a more balanced performance throughout the year.

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

   In March 2000, the Company completed it acquisition of 100% of PHA Sp. z. o.o. a distributor in the southwest of Poland with a 1999 turnover of approximately $43 million. The purchase price was approximately $5.3 million and is a combination of cash and CEDC stock.

   During April 2001, the Company completed its acquisition of 97% of Astor Sp. z.o.o. a distributor in the north of Poland with a 2001 turnover of approximately $20.0 million. The purchase price is approximately $1.15 million and 31,264 CEDC shares. The Company anticipates that the total acquisition cost in regards to Astor Sp. z.o.o. will be approximately $4.0 million in cash and shares (if targeted profits are achieved over the next two years-contingent consideration).

   During January and February 2002, the Company signed two purchase intents in regards to the acquisitions of Damianex S.A. (Polish spirit distributor) and AGIS S.A. (Polish spirit distributor).

Critical Accounting Policies and Estimates

General

   The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of revenues, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

Revenue and Margin Recognition

   The Company only recognizes revenue and margin when goods have been shipped to customers on the basis of a validated customer order. The Company does not operate a policy of goods shipped on consignment nor does it offer goods on a sale or return basis.

Expenses

   The Company recognizes expenses in the period in which either the cost is incurred or in the period in which the associated revenue and margin has been recognized.

Provisions For Doubtful Debts

   The Company makes general provision for doubtful debt based on the aging of its trade receivables. Where circumstances require it the Company will make specific provision for any excess not provided for under the general provision.

Inventory

   Because of the nature of the products supplied by the Company great attention is paid to inventory rotation. Where goods are estimated to be obsolete or unmarketable they are written down to a value reflecting the saleable value in their relevant condition.

Goodwill and Intangibles

   Goodwill associated with the excess purchase price over fair value of assets acquired and other identifiable intangibles are currently amortized on a straight line basis over their estimated useful lives.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

   The Company's operations are conducted primarily in Poland and the functional currency of Carey Agri, MTC CFW, PHA, Astor and FWS is the Polish zloty and the reporting currency is the U.S. Dollar. The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, bank loans, overdraft facilities and long-term debt. Substantially all of the monetary assets represented by these financial instruments are located in Poland; consequently, they are subject to currency translation risk when reporting in U.S. dollars. Accounts payable for imported beverages are billed in various currencies and the Company is subject to short-term swings in the currency markets for product purchases. However, trade payables are settled relatively quickly so as to minimize this risk. Bank borrowings are sensitive to interest and foreign currency market risks as they usually bear interest at variable rates and are in more than one currency. The Company had not attempted any serious hedging programs prior to the end of 1999. However, in 2000 and 2001 it increased management of its currency risk through the use of forward contracts. The fair value amounts of open forward contracts as at December 31, 2000 was nil and as at December 31, 2001 were $7,677,000 and $1,493,000, respectively. The Company's sensitivity to interest rates and foreign currency movements at December 31, 2001 is shown below for its bank financial instruments:

                                                           Year of Maturity
                                                        ----------------------
                                                         2002   2003    Total
                                                        ------ ------- -------
                                                          (thousands of USD)
Bank loans payable in USD (interest varies with
 LIBOR)................................................ $4,187 $ 3,344 $ 7,531
Bank loans payable in EURO (interest varies with
 EURLIBOR)............................................. $1,219     --  $ 1,219
Bank loans payable in Polish zloty (interest varies
 with WIBOR)........................................... $2,408         $ 2,408
Bank overdrafts payable in Polish zloty (interest
 varies with WIBOR).................................... $3,959     --  $ 3,959
Total Bank Funding..................................... $9,861 $14,771 $15,117


Exchange rates against U.S. Dollar at  December 31, 2000 December 31, 2001
-------------------------------------  ----------------- -----------------
       Polish zloty...................      4.1432            3.9863
       EURO...........................      3.8544            3.5219

Item 8. Financial Statements and Supplementary Data

Index to consolidated financial statements:

                                                                        Page
                                                                        -----
Report of Independent Auditors.........................................    29

Consolidated Balance Sheets at December 31, 2000 and 2001..............    30

Consolidated Statements of Income for the years ended December 31,
 1999, 2000 and 2001...................................................    31

Consolidated Statements of Changes in Stockholders' Equity for the
 years ended December 31, 1999, 2000 and 2001..........................    32

Consolidated Statements of Cash Flows for the years ended December 31,
 1999, 2000 and 2001...................................................    33

Notes to Consolidated Financial Statements............................. 34-51

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Central European Distribution Corporation

   We have audited the accompanying consolidated balance sheets of Central European Distribution Corporation as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central European Distribution Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG AUDIT Sp. z o.o.

Warsaw, Poland
March 1, 2002

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   Amounts in columns expressed in thousands

                                                               December 31,
                                                              ----------------
                                                               2000     2001
                                                              -------  -------
                           ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $ 2,428  $ 2,466
Accounts receivable, net of allowance for doubtful accounts
 of $1,230,000
 and $1,930,000 respectively................................   30,983   38,102
Inventories.................................................    9,557    9,001
Prepaid expenses and other current assets...................      809    1,560
Deferred income taxes.......................................      416      480
                                                              -------  -------
  TOTAL CURRENT ASSETS......................................   44,193   51,609

Intangible assets, net......................................    3,269    3,002
Goodwill, net...............................................    8,202    9,969
Equipment, net..............................................    3,031    3,372
Deferred income taxes.......................................       80      411
Other assets................................................      536      614
                                                              -------  -------
  TOTAL ASSETS..............................................  $59,311  $68,977
                                                              =======  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade accounts payable......................................  $26,399  $29,685
Bank loans and overdraft facilities.........................    1,383    9,861
Income taxes payable........................................       35      308
Taxes other than income taxes...............................      928      999
Other accrued liabilities...................................      686    1,692
Current portions of obligations under capital leases........      --       269
Current portion of long-term debt...........................    5,400    1,912
                                                              -------  -------
  TOTAL CURRENT LIABILITIES.................................   34,831   44,726

  Long-term debt, less current maturities...................    7,988    3,344

  Long-term obligations under capital leases................   --          151
               COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock ($0.01 par value, 1,000,000 shares
 authorized; no shares issued and outstanding)..............      --       --
Common Stock ($0.01 par value, 20,000,000 shares authorized,
 4,402,356 and 4,503,801 shares issued at December 31, 2000
 and 2001, respectively)....................................       45       46
Additional paid-in-capital..................................   14,175   15,383
Retained earnings...........................................    4,635    7,161
Accumulated other comprehensive loss........................   (2,243)  (1,684)
Less Treasury Stock at cost (64,100 shares at December 31,
 2000 and 72,900 shares at December 31, 2001)...............     (120)    (150)
                                                              -------  -------
  TOTAL STOCKHOLDERS' EQUITY................................   16,492   20,756
                                                              -------  -------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $59,311  $68,977
                                                              =======  =======

                            See accompanying notes.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                   Amounts in columns expressed in thousands
                            (except per share data)

                                                    Year Ended December 31,
                                                   ---------------------------
                                                    1999      2000      2001
                                                   -------  --------  --------
Net sales......................................... $90,240  $131,233  $178,236
Cost of goods sold................................  77,471   113,687   154,622
                                                   -------  --------  --------
Gross profit......................................  12,769    17,546    23,614
Selling, general and administrative expenses......   8,795    13,120    16,445
Bad debt provision................................     254       517       711
Depreciation of tangible fixed assets.............     120       366       841
Amortization of intangible assets.................     368       695       762
                                                   -------  --------  --------
Operating income..................................   3,232     2,848     4,855
Non-operating income (expense)
  Interest expense................................    (374)     (955)   (1,345)
  Interest income.................................     378       261        77
  Realized and unrealized foreign currency
   transaction losses, net........................    (215)     (494)      (12)
  Other income (expense), net.....................     (13)     (172)       83
                                                   -------  --------  --------
Income before income taxes........................   3,008     1,488     3,658
Income tax expense................................   1,106       503     1,132
                                                   -------  --------  --------
Net income........................................ $ 1,902  $    985  $  2,526
                                                   -------  --------  --------
Net income per share of common stock, basic....... $  0.47  $   0.23  $   0.58
                                                   -------  --------  --------
Net income per share of common stock, diluted..... $  0.47  $   0.23  $   0.57
                                                   =======  ========  ========


                            See accompanying notes.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   Amounts in columns expressed in thousands

                                       Common Stock
                                ---------------------------
                                   Issued      In Treasury
                                ------------- -------------
                                                                                  Accumulated
                                                             Additional              Other
                                No. of        No. of          Paid-in-  Retained Comprehensive
                                Shares Amount Shares Amount   Capital   Earnings     Loss       Total
                                ------ ------ ------ ------  ---------- -------- ------------- -------
Balance at December 31, 1998..  3,780   $38    --      --     $10,651    $1,748     $  (110)   $12,327
Net income for 1999...........    --    --     --      --         --      1,902         --       1,902
Foreign currency translation
 adjustment...................    --    --                        --        --       (1,869)    (1,869)
                                -----   ---    ---   -----    -------    ------     -------    -------
Comprehensive income for
 1999.........................    --    --                        --      1,902      (1,869)        33
Common stock issued in
 connection with
 acquisitions.................    354     4                     2,249       --          --       2,253
                                -----   ---    ---   -----    -------    ------     -------    -------
Balance at December 31, 1999..  4,134   $42                   $12,900    $3,650     $(1,979)   $14,613
Net income for 2000...........    --    --                        --        985         --         985
Foreign currency translation
 adjustment...................    --    --                        --        --         (264)      (264)
                                -----   ---    ---   -----    -------    ------     -------    -------
Comprehensive income for
 2000.........................    --    --                        --        985        (264)       721
Treasury shares purchased.....                  64    (120)                                       (120)
Common stock issued in
 connection with
 acquisitions.................    268     3                     1,275       --          --       1,278
                                -----   ---    ---   -----    -------    ------     -------    -------
Balance at December 31, 2000..  4,402   $45     64   $(120)   $14,175    $4,635     $(2,243)   $16,492
Net income for 2001...........                                            2,526                  2,526
Foreign currency translation
 adjustment...................                                                          559        559
                                -----   ---    ---   -----    -------    ------     -------    -------
Comprehensive income for
 2001.........................                                            2,526         559      3,085
Treasury shares purchased.....                   9     (30)                                        (30)
Common stock issued in
 connection with IPO options..     70     1                       611                              612
Common stock issued in
 connection with acquisition..     32                             597                              597
                                -----   ---    ---   -----    -------    ------     -------    -------
Balance at December 31, 2001..  4,504   $46     73   $(150)   $15,383    $7,161     $(1,684)   $20,756
                                =====   ===    ===   =====    =======    ======     =======    =======




                            See accompanying notes.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Amounts in columns expressed in thousands

                                                        Year ended December
                                                                31,
                                                       -----------------------
                                                        1999    2000     2001
                                                       ------  -------  ------
OPERATING ACTIVITIES
Net income...........................................  $1,902  $   985  $2,526
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization......................     446    1,061   1,603
  Deferred income tax benefit........................    (162)    (184)   (395)
  Bad debt provision.................................     254      517     711
  Changes in operating assets and liabilities:
    Accounts receivable..............................  (1,517) (14,307) (5,157)
    Inventories......................................    (354)  (1,947)  1,227
    Prepayments and other current assets.............  (1,737)   1,002    (700)
    Trade accounts payable...........................     864   11,770   1,089
    Income and other taxes...........................    (799)     348     226
    Other accrued liabilities and other..............  (2,228)    (390)  1,612
                                                       ------  -------  ------
    Net Cash (used in)/provided by Operating
     Activities......................................  (3,331)  (1,145)  2,742
INVESTING ACTIVITIES
Purchases of equipment...............................  (1,113)  (1,898)   (735)
Proceeds from the disposal of equipment..............     137      112     101
Acquisitions of subsidiaries.........................  (4,758)  (3,855) (1,763)
                                                       ------  -------  ------
Net Cash Used In Investing Activities................  (5,734)  (5,641) (2,397)
FINANCING ACTIVITIES
Borrowings on bank loans and overdraft facility......  10,114    5,567   8,653
Payment of bank loans and overdraft facility.........  (7,949)  (3,714) (1,335)
Long-term borrowings.................................   6,387    8,280   1,827
Payment of long-term borrowings......................     --    (3,914) (9,959)
IPO warrants exercised...............................     --       --      537
Purchase of treasury shares..........................     --      (120)    (30)
                                                       ------  -------  ------
Net Cash provided by (used in) Financing Activities..   8,552    6,099    (307)
                                                       ------  -------  ------
Net Increase (Decrease) in Cash and Cash
 Equivalents.........................................    (513)    (687)     38
Cash and cash equivalents at beginning of period.....   3,628    3,115   2,428
                                                       ------  -------  ------
Cash and cash equivalents at end of period...........  $3,115  $ 2,428  $2,466
                                                       ======  =======  ======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 ACTIVITIES
Common stock issued in connection with investment in
 subsidiaries (Note 10)..............................  $2,253  $ 1,278  $  597
                                                       ======  =======  ======
Common Stock issued to consultants...................  $  138  $    48  $   74
                                                       ======  =======  ======
Capital leases.......................................     --       --   $  516
                                                       ======  =======  ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid......................................  $  354  $   865  $1,241
  Income tax paid....................................   1,313      532   1,216

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

   Carey Agri is a Polish limited liability company with headquarters in Warsaw, Poland. Carey Agri distributes alcoholic beverages throughout Poland and all operating activities are conducted within that country. It currently has branches in the following Polish cities: Warsaw, Krakow, Szczecin, Gdynia, Wrocaw, Torun, Katowice, Poznan, Zielona Gora, and Biaylstok.

   In March 1999, the Company purchased a significant portion of the business assets, of Multi Trade Company S.C. (MTC). MTC is a distributor of alcoholic beverages located in Biaystok, Poland.

   In May 1999, the Company purchased a significant portion of the business assets, of the Cellar of Fine Wines S.C. (CFW). CFW is an importer and a distributor of wines located in Sulejowek near Warsaw, Poland.

   In March 2000, the Company purchased 100% of the voting stock of Polskie Hurtownie Alkoholi Sp. z o.o. (PHA). PHA is a distributor of alcoholic and non-alcoholic beverages located in Zielona Gora, Poland.

   In April 2001, the Company purchased 97% of the voting stock of Astor Sp. z o.o. (Astor). Astor is a distributor of alcoholic and non-alcoholic beverages in Olsztyn, Poland. The remaining 3% will be issued to the Company over three years with no added cost.

   During August 2001, the Company created a new Polish subsidiary--Fine Wines & Spirits Sp. z o.o. (FWS). The new subsidiary will operate the Company's five retail outlets.

   Pursuant to Polish statutory requirements, Carey Agri, MTC, CFW, PHA, Astor and FWS may pay annual dividends, based on their audited Polish financial statements, to the extent of their retained earnings as defined. At December 31, 2001, approximately $ 7,400,000 was available for payment of dividends.

2. Summary of Significant Accounting Policies

   The significant accounting policies and practices followed by the Company are as follows:

 Basis of Presentation

   The consolidated financial statements include the accounts of Central European Distribution Corporation and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

   CEDC's subsidiaries maintain their books of account and prepare their statutory financial statements in Polish zloties (PLN) in accordance with Polish statutory requirements and the Accounting Act of 29 September 1994. The subsidiaries' financial statements have been adjusted to reflect generally accepted accounting principles in the United States of America (US GAAP).

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

              Monetary amounts in columns expressed in thousands
                        (except per share information)


 Foreign Currency Translation and Transactions

   For all of the Company's subsidiaries the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income Statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of shareholders' equity. Gains and losses from foreign currency transactions are included in net income for the period.

   The accompanying consolidated financial statements have been prepared in US Dollars.

   The exchange rates used on Polish zloty denominated transactions and balances for translation purposes as of December 31, 2000 and 2001 for one US dollar were 4.14PLN and 3.98PLN, respectively. As of March 1, 2002 the rate had changed to 4.21 PLN.

 Equipment

   Equipment is stated at cost, less accumulated depreciation. Depreciation of equipment is computed by the straight-line method over the following useful lives:

                                                                    Depreciation
                                                                      life in
                                  Type                                 years
                                  ----                              ------------
      Transportation equipment under capital leases................        2
      Transportation equipment.....................................        6
      Beer dispensing and other equipment..........................     2-10

   Leased equipment meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on a straight-line method over the term of the lease.

   The Company periodically reviews equipment, when indicators of impairment exist and if the value of the asset is impaired, an impairment loss is recognized.

 Goodwill

   Acquired goodwill is amortized on a straight-line basis over the period of the expected economic benefit (20 years). The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support the recorded goodwill. If undiscounted cash flows are not sufficient to support the goodwill, an impairment charge would be recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. No such charge has been considered necessary through the date of the accompanying financial statements.

 Intangible assets

   Intangibles consist primarily of acquired trademarks. The trademarks are amortized on a straight-line basis over the period of the expected economic benefits (10 years). The Company assesses the recoverability of its trademarks whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support the recorded trademarks. If undiscounted cash flows are not sufficient to support the recorded assets, an impairment charge would be recognized to reduce the carrying value of the trademarks. No such charge has been considered necessary through the date of the accompanying financial statements.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

              Monetary amounts in columns expressed in thousands
                        (except per share information)


   The acquired trademarks in the amount of $4,077,000 had accumulated amortization of $879,000 and $1,146,000 for 2000 and 2001 respectively.

 Revenue Recognition

   Revenue is recognized when goods are shipped or delivered to customers. The Company only recognizes revenue and margin when goods have been shipped to customers on the basis of a validated customer order. The Company does not operate a policy of goods shipped on consignment nor does it offer goods on a sale or return basis.

 Advertising and Promotion Costs

   Advertising and promotion costs are expensed as incurred. Advertising and promotion costs not reimbursed by suppliers were approximately $359,000, $278,000 and $300,000 in 1999, 2000 and 2001, respectively.

 Inventories

   Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes customs duty and transportation costs. Inventories are comprised primarily of beer, wine, spirits, and non-alcoholic beverages.

 Cash and Cash Equivalents

   Short-term investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents. Substantially all of these amounts were located in bank accounts in Poland at December 31, 2001.

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

 Employee Stock-Based Compensation

   As permitted by Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation costs have been recognized for fixed stock options issued under the Company's employee stock incentive plan. The Company discloses pro forma net income and net income per share as if the fair value method of SFAS No. 123 had been used (see Note 14).

 Financial Instruments

   The Company uses derivative financial instruments (forward foreign currency contracts) to hedge transactions denominated in foreign currencies in order to reduce the currency risk associated with fluctuating exchange rates. Such contracts are used primarily to hedge certain foreign denominated obligations. The Company's policy is to maintain hedge coverage only on existing obligations. The gains and losses on these contracts offset changes in the value of the related exposures in accordance with SFAS 133 as amended by SFAS 138, which was adopted by the Company in 2001. The adoption of SFAS 133/138, did not have a material effect

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

              Monetary amounts in columns expressed in thousands
                        (except per share information)

on the consolidated financial statements. The principal currencies hedged are the U.S. Dollars, and the Euro. The duration of the hedge contract typically does not exceed six months. The counter-parties to the contracts are large, reputable commercial banks and accordingly, the Company expects all counter-parties to meet their obligations.

 Comprehensive Income

   Comprehensive income is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income adjusted by, among other items, foreign currency translation adjustments. The foreign translation losses/gains on the remeasurements from Polish zloties to US dollars are classified separately and the only component of the accumulated other comprehensive income included in shareholders' equity.

   During the period ended December 31, 2001, the Company incurred foreign currency translation gains of $559,000 and reported this amount as part of the accumulated comprehensive loss in shareholders' equity. During 2001, the Polish zloty strengthened during the second half of the year and as a result reduced the amount of the currency translation loss as compared to the previous year. Additionally translation losses with respect to long-term inter-company transactions with the parent company are charged to other comprehensive loss. No deferred tax benefit has been recorded on the comprehensive loss in regards to the long-term inter-company transactions with the parent company, as the repayment of the loan is not anticipated in the foreseeable future.

 Segment Reporting

   The Company operates in one industry segment, the distribution of alcoholic and non-alcoholic beverages. These activities are conducted by Carey Agri, MTC, CFW, PHA, Astor and FWS in Poland. Substantially all revenues, operating profits and assets relate to this business. CEDC assets (excluding inter-company loans and investments) located in the United States of America represent less than 1% of consolidated assets.

 Net Income Per Common Share

   Net income per common share is calculated in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per share (EPS) are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the year. The stock options and warrants discussed in Note 14 were included in the computation of diluted earnings per common share (Note 9).

 Reclassifications

   Certain amounts in the financial statements have been reclassified from prior years to conform to the current year presentation.

 Recently Issued Accounting Pronouncements

   In June 2001, the FASB released SFAS 141 "Business Combinations". This Statement requires that Combinations are accounted for by a single method--the purchase method. This Statement also requires separate recognition of intangible assets apart from goodwill if they meet the prescribed criteria. Disclosure of the primary reasons for the business combination is required and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption is necessary. When the amounts of goodwill and intangible assets acquired are significant in relation to the purchase price paid, disclosure of other information about those assets is required. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The Company does not anticipate any reclassifications of intangible assets from the application of SFAS 141.

   In June 2001, the FASB released SFAS 142 "Goodwill and other intangible assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

              Monetary amounts in columns expressed in thousands
                        (except per share information)

APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Upon adoption of the new standard, the Company anticipates that all amortization of goodwill as a charge to earnings will be eliminated. Goodwill amortization charged to earnings during 2001 amounted to approximately $494,000.

   In August 2001, the FASB released SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of". This statement removes goodwill from its scope, (addressed in SFAS 142) and addresses long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. The provisions of this statements are required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not anticipate that this statement will have a material effect on their financial statements.

3. Goodwill

   Goodwill, presented net of accumulated amortization in the consolidated balance sheets, consist of:

                                                                 December 31,
                                                                ---------------
                                                                 2000    2001
                                                                ------  -------
      Goodwill................................................. $8,403  $10,664
      Less accumulated amortization............................   (201)    (695)
                                                                ------  -------
      Goodwill, net............................................ $8,202  $ 9,969
                                                                ======  =======

4. Equipment

   Equipment, presented net of accumulated depreciation in the consolidated balance sheets, consists of:

                                                                 December 31,
                                                                 --------------
                                                                  2000    2001
                                                                 ------  ------
      Equipment under capital lease............................. $  --   $  516
      Transportation equipment..................................  2,542   3,234
      Beer dispensing and other equipment.......................  1,479   1,479
                                                                 ------  ------
                                                                  4,021   5,229
      Less accumulated depreciation.............................   (990) (1,857)
                                                                 ------  ------
      Equipment, net............................................ $3,031  $3,372
                                                                 ======  ======

   In 2001, the Company recorded a depreciation expense related to equipment under capital lease in the amount of $42,000. The accumulated depreciation for equipment under capital lease was $42,000.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

              Monetary amounts in columns expressed in thousands
                        (except per share information)


5. Allowances for Doubtful Accounts

   Changes in the allowance for doubtful accounts during each of the three years in the period ended December 31, 2001 were as follows:

                                                                Year ended
                                                               December 31,
                                                            -------------------
                                                            1999   2000   2001
                                                            ----  ------ ------
      Balance, beginning of year........................... $181  $  343 $1,230
      Provision for bad debts..............................  254     517    711
      Charge-offs, net of recoveries.......................  (92)    --     (11)
      Acquired allowance from purchase of PHA..............  --      370    --
                                                            ----  ------ ------
      Balance, end of year................................. $343  $1,230 $1,930
                                                            ====  ====== ======

6. Long Term Loans

   Long-term debt consists of the following;

                                                                   December 31,
                                                                  --------------
                                                                   2000    2001
                                                                  ------- ------
      USD........................................................ $ 9,813 $5,256
      EUR........................................................ $ 3,095    --
      PLN........................................................ $   480    --
                                                                  ------- ------
      Total long-term debt....................................... $13,388 $5,256
                                                                  ======= ======

      Current Portion............................................ $ 5,400 $1,912
      Long-term Portion.......................................... $ 7,988 $3,344

   In March 2000, the Company signed a loan agreement for $4,000,000 USD denominated long-term loan. This loan was amended in March 2001 so that repayment will start in March 2002. The Company is obliged to repay installments of $1.15 million in 2002, 2003 and 2004 with the balance being repaid in 2005. The loan is secured by the shares of PHA.

   In April 2001, the Company signed a loan agreement for $1,826,972 with principal repayments of $63,480 per month. The Company repaid $571,320 in 2001. The loan is secured by shares of Astor.

   The weighted average interest rate on these two loans was 7.8% in 2000 and 6.2% for 2001.

   The principal repayments for the following years are as follows:

                                                                           2001
                                                                          ------
      2002............................................................... $1,912
      2003...............................................................  1,649
      2004...............................................................  1,150
      2005...............................................................    545
      Thereafter.........................................................    --
                                                                          ------
                                                                          $5,256
                                                                          ======

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

              Monetary amounts in columns expressed in thousands
                        (except per share information)

7. Lease Obligations

   The Company entered into a non cancelable operating lease, for its main warehouse and office in Warsaw, which stipulated monthly payments of $130,000 for five years, this lease cannot be terminated. The Company has the option to renew the lease in five years. The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of December 31, 2001.

      2002............................................................... $1,560
      2003...............................................................  1,560
      2004...............................................................  1,560
      2005...............................................................  1,300
      Thereafter.........................................................    --
                                                                          ------
                                                                          $5,980
                                                                          ======

   The Company also has rental agreements for all of the regional offices and warehouse space. Monthly rentals range from approximately $2,000 to $11,670. All of the regional office and warehouse leases can be terminated by either party within two or three months prior notice. The retail shop lease has no stated expiration date, but can be terminated by either party with three months prior notice.

   The rental expense incurred under operating leases during 1999, 2000 and 2001 was as follows:

                                                              1999  2000   2001
                                                              ---- ------ ------
      Rent expense........................................... $754 $1,442 $2,583
                                                              ==== ====== ======

   During 2001, the Company entered into a number of capital leases for transportation equipment. The future minimum lease payments for the assets under capital lease at December 31, 2001 are as follows:

      2002................................................................ $280
      2003................................................................  157
      Thereafter..........................................................  --
                                                                           ----
                                                                           $437
      Less interest.......................................................  (17)
                                                                           ----
                                                                           $420
                                                                           ====

8. Bank Loans and Overdraft Facilities

   The Company has banking facilities with six banks and the majority of the Company's credit lines are of a short-term nature. The credit lines are denominated in various currencies as follows:

                                                                   December 31,
                                                                   -------------
                                                                    2000   2001
                                                                   ------ ------
      USD......................................................... $   14 $2,275
      EUR.........................................................    --   1,219
      PLN.........................................................  1,369  6,367
                                                                   ------ ------
                                                                   $1,383 $9,861
                                                                   ====== ======

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

              Monetary amounts in columns expressed in thousands
                        (except per share information)


   The weighted average interest rate on all bank loans and overdraft facilities was 8.2% and 8.7% for December 31, 2000 and 2001 respectively. This increase is due to the larger proportion of local currency debt within the debt portfolio.

   In 1999, the Company obtained a long-term loan of $1,500,000 of which $1,000,000 was repaid in May 2001.

   In April 1999, the Company obtained EUR denominated long-term loan of 1,380,000 EUR, which is due in May 2002. From May 2002, the loan will be subjected to annual review and has therefore been reclassified as a short-term facility. This loan is collateralized by inventory up to a value of 3,500,000 PLN.

   On May 16, 2000, the Company signed a loan agreement for $850,000. The loan is repayable in installments of $212,500 commencing August 20, 2001. As at December 31, 2001, $425,000 was outstanding of which $212,500 was repaid in February 2002.

   On July 21, 2000, the Company signed a loan agreement for $750,000. The loan was repaid in July 2001.

   In April 2001, the Company signed an overdraft agreement for 7,600,000 Polish zloty (approximately $1,900,000) with an annual renewal option. As at December 31, 2001 the Company was using approximately 6,500,000 Polish zloty (approximately $1,625,000) of this facility.

   In November 2001, the Company signed a short-term loan agreement for 3,000,000 Polish zloty (approximately $752,000) with an annual renewal option.

   In May 2001, the Company signed a loan agreement for 2,000,000 Polish zloty (approximately $500,000) with an annual renewal option.

   In May 2001, the Company signed a 5,000,000 Polish zloty (approximately $1,250,000) overdraft facility with an annual renewal option.

   In April 2001, when the Company acquired Astor it acquired a 4,600,000 Polish zloty (approximately $1,122,000) short-term revolving credit facility. This facility was renewed in February 2002.

   In November 2001, the Company signed a six-month revolving trade credit agreement for 3,500,000 Polish zloty (approximately $875,000). As at December 31, 2001, the Company had utilized 1,500,000 Polish zloty (approximately $375,000) of this facility.

   At December 31, 2001, the Company had unused facilities of $1,300,000 within its agreed overdraft facilities denominated in Polish zloty.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

              Monetary amounts in columns expressed in thousands
                        (except per share information)


9. Earnings per share

   The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                            1999   2000   2001
                                                           ------ ------ ------
      Basic:
      Net income.......................................... $1,902 $  985 $2,526
                                                           ====== ====== ======
      Weighted average shares of common Stock
       outstanding........................................  4,050  4,334  4,359
                                                           ====== ====== ======
      Basic earnings per share............................ $ 0.47 $ 0.23 $ 0.58
                                                           ====== ====== ======
      Diluted:
      Net income.......................................... $1,902 $  985 $2,526
                                                           ====== ====== ======
      Weighted average shares of common stock
       outstanding........................................  4,050  4,334  4,359
      Net effect of dilutive employee stock options based
       on the treasury stock method.......................    --     --      54
      Net effect of dilutive stock options--based on the
       treasury stock method in regards to IPO
       options/warrants, contingent shares from
       acquisition and options issued to consultants......    --     --      34
                                                           ------ ------ ------
      Totals..............................................  4,050  4,334  4,437
                                                           ====== ====== ======
      Diluted earnings per share.......................... $ 0.47 $ 0.23 $ 0.57
                                                           ====== ====== ======

   Warrants granted in connection with the 1998 Initial Public Offering, options compensation to consultants, contingent shares for acquisitions and employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during portions of 2001.

10. Acquisitions

   The Company completed the acquisition of Astor Sp. z o.o. effective April 5, 2001, for a cash purchase price of $1,200,000 and 31,264 shares of CEDC stock (stock valued at approximately $98,000) The shares issued may not be sold without the Company's consent for three years subsequent to the acquisition date. As part of the purchase agreement with Astor, a non-compete agreement was established with the former stockholders for a period of three years. The terms of the agreement allow for an additional payment of both cash and Company stock, which are contingent upon Astor Sp. z o.o. achieving a certain profit target. As at December 31, 2001, Astor achieved their projected earnings and as a result the Company has accrued $369,000 and 44,753 shares of CEDC stock (valued at approximately $498,000). If the acquired company is able to achieve the remaining targeted earnings, the total acquisition cost is expected to be approximately $4,000,000. Astor Sp. z o.o. is based in Olsztyn, Poland. Its primary area of activity is the distribution of various spirits and non-alcoholic beverages.

   The Company acquired 97% of the voting shares of Astor Sp. z o.o. Based on the purchase agreement the remaining 3% of the voting shares will be received by the Company over the next three years. No additional payment for this added interest is required.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

              Monetary amounts in columns expressed in thousands
                        (except per share information)


   The acquisition of Astor Sp. z o.o. has been accounted for as a purchase, and the operating results of the acquired company have been included in the consolidated condensed financial statements from the date of acquisition. The acquired goodwill will be amortized over a 20 year period. The amortization of the acquired goodwill will cease as of January 1, 2002 as discussed in "Summary of significant accounting policies--recently issued accounting pronouncements".

   The acquisition was financed using the Company's loan facilities and issuance of Company stock as indicated above. The remaining contingent consideration if any, is expected to be finalized during the first quarter of 2003 and 2004.

   The Company obtained an independent valuation for this acquisition. The cost of the acquisition was allocated to the tangible assets acquired based on the underlying book values which approximated fair values at dates of acquisition and estimated values per the valuation report. Astor had commenced operations at the end of 2000 and thus no significant difference between book values and estimated fair values existed. The excess ($2,245,000) of the cost over the amounts allocated as described above represents goodwill.

   On March 31, 2000, the Company purchased 100% of the voting shares of Polskie Hurtownie Alkoholi Sp. z o.o. (PHA) for $4 million cash and 268,126 shares of Common Stock. The shares issued may not be sold without the Company's consent for three years subsequent to the acquisition. As part of the purchase agreement with PHA a non-compete agreement was established with the former stockholders for a period of three years.

   The Company obtained an independent valuation for this acquisition. The cost of the acquisition was allocated to the tangible assets acquired based on the fair values at dates of acquisition and estimated values per the valuation report. The excess ($5,490,000) of the cost over the amounts allocated as described above represents goodwill.

   Assuming consummation of the PHA and Astor acquisitions and the issuance of common shares as of January 1, 2000, the un-audited pro-forma consolidated operating results for 2000 and 2001 are as follows:

                                                                2000     2001
                                                              -------- --------
      Net sales.............................................. $140,706 $184,426
      Net income.............................................      862    2,526
      Net income per share data:
        Basic earnings per share of common stock............. $   0.19 $   0.58
        Diluted earnings per share of common stock........... $   0.19 $   0.57

11. Financial Instruments, Commitments and Contingent Liabilities

 Financial Instruments With On-Balance Sheet Risk and Their Fair Values

   Financial instruments with on-balance sheet risk include cash and cash equivalents, accounts receivable, certain other current assets, trade accounts payable, overdraft facilities, and other payables. These financial instruments are disclosed separately in the consolidated balance sheets and their carrying values approximate their fair market values. The Companies on-balance sheet risk is minimal as the financial instruments are denominated in stable currencies and they are of a short-term nature whose interest rates approximate current market rates.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

              Monetary amounts in columns expressed in thousands
                        (except per share information)


 Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable from Polish companies. The Company restricts temporary cash investments to financial institutions with high credit standing. Credit is given to customers only after a thorough review of their credit worthiness. The Company does not normally require collateral with respect to credit sales. The Company routinely assesses the financial strength of its customers. As of December 31, 2001 and 2000, the Company had no significant concentrations of credit risk. The Company has not experienced large credit losses in the past.

 Inflation and Currency Risk

   The Polish government has adopted policies that in recent years has lowered and made more predictable the country's level of inflation. The annual rate of inflation was approximately 9.8% in 1999, 8.5% in 2000 and 3.6% in 2001. The exchange rate for the zloty had stabilized and the rate of devaluation of the zloty had decreased for the last several years. During the first two quarters of 2001, the zloty decreased in value in respect to the US dollar, while in the latter half of the year made a strong recovery against the US dollar. Inflation and currency exchange fluctuations have had, and may continue to have, an adverse effect on the financial condition and results of operations of the Company.

   A portion of Carey Agri's, MTC's, CFW's and ASTOR's loans and accounts payable and operating expenses are expected to continue to be, denominated in or indexed to the U.S. Dollar or other non-Polish denominated currency. By contrast, substantially all of the Company's revenue is denominated in Polish zloty. Any devaluation of the zloty against the U.S. Dollar or other currencies that the Company is unable to offset through price adjustments will require the Company to use a larger portion of its revenue to service its non-zloty denominated obligations. While the Company may enter into transactions to hedge the risk of exchange rate fluctuations, it is unlikely that the Company will be able to obtain hedging arrangements to completely eliminate the currency risk. Accordingly, shifts in the currency exchange rates may have an adverse effect on the ability of the Company to service its non-zloty denominated obligations and, therefore may have an effect on the Company's financial condition and results of operations.

 Supply contracts

   The Company has various agreements covering its sources of supply, which, in some cases, may be terminated by either party on relatively short notice. Thus, there is a risk that a significant portion of the Company's supply of products could be curtailed at any time. The Company has made payments to suppliers to secure longer-term sources of supply.

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

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

              Monetary amounts in columns expressed in thousands
                        (except per share information)


12. Income Taxes

   Income tax expense consists of the following:

                                                          Year ended December
                                                                  31,
                                                          ---------------------
                                                           1999   2000    2001
                                                          ------  -----  ------
Current Polish income tax expense........................ $1,268  $ 687  $1,527
Deferred Polish income tax benefit, net..................   (101)  (195)   (331)
Deferred US income tax (benefit)/expense.................    (61)    11     (64)
                                                          ------  -----  ------
  Total income tax expense............................... $1,106  $ 503  $1,132
                                                          ======  =====  ======

   Total Polish income tax payments (or amounts used as settlements against other statutory liabilities) during 1999, 2000 and 2001 were $1,313,000, $532,000 and $1,216,000 respectively. CEDC has paid no U.S. income taxes and has net opening loss carry forwards totaling $579,000, of which $221,000 will expire in 2014 and $358,000 will expire in 2016.

   Total income tax expense varies from expected income tax expense computed at Polish statutory rates (34% in 1999, 30% in 2000 and 28% in 2001) as follows:

                                                              Year ended
                                                             December 31,
                                                          --------------------
                                                           1999   2000   2001
                                                          ------  ----  ------
Tax at Polish statutory rate............................. $1,023  $446  $1,024
Increase in deferred tax asset valuation allowance
 relating primarily to bad debt expense..................     46   124     134
Effect of foreign currency exchange rate change on net
 deferred tax assets and reduction of deferred tax asset
 due to changes in tax rates.............................     14   (47)    (40)
Permanent differences:
  Non-taxable interest...................................    (15)  (20)     (8)
  Non-deductible taxes...................................     16   --        5
  Non-deductible transportation taxes....................      7   --        9
  Other non-deductible expenses..........................     15   --        8
                                                          ------  ----  ------
Income tax expense....................................... $1,106  $503  $1,132
                                                          ======  ====  ======

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

              Monetary amounts in columns expressed in thousands
                        (except per share information)


   Significant components of the Company's deferred tax assets as follows:

                                                             December 31,
                                                             -------------
                                                             2000    2001
                                                             -----  ------
Deferred tax assets:
  Allowance for doubtful accounts receivable................ $ 382  $  411
  Unrealized foreign exchange (losses)/gains, net...........   (75)     18
  Accrued expenses, deferred income and prepaids, net Carey
   Agri operating loss carry forward expiring 2005..........   147      43
  Carey Agri operating loss carry forward expiring 2005.....   134      40
  Tax benefit derived from sales to subsidiaries............   --      504
  CEDC operating loss carry-forward benefit, expiring in
   2012--2016...............................................    81     182
                                                             -----  ------
Total deferred tax assets................................... $ 669  $1,198
Less valuation allowance....................................  (173)   (307)
                                                             -----  ------
Net deferred tax asset...................................... $ 496  $  891
                                                             =====  ======
Shown as:
  Current deferred tax asset................................ $ 416  $  480
  Non-current deferred tax asset............................    80     411
                                                             -----  ------
                                                             $ 496  $  891
                                                             =====  ======  ===

   Valuation allowances are provided when it is more likely that some or all of the deferred tax assets will not be realized in the future. These evaluations are based on expected future taxable income and expected reversals of the various net deductible temporary differences. The valuation allowance relates primarily to the future tax deductibility of the allowance for bad debts.

   Prior to January 1, 2001, the Company had a policy to permanently reinvest their earnings. As of January 1, 2001, the Company instituted a policy of having all of its subsidiaries (except Carey Agri) pay dividends. Management intends to distribute 50% of the earnings from the Polish subsidiaries for 2001.

   The retained earnings prior to January 1, 2001 are not considered distributable. Deferred taxes have been created for these distributable earnings.

   No deferred taxes have been created for the remaining undistributed earnings as the Company intends to permanently reinvest these earnings.

   In November 1999, legislation was enacted which reduced the corporate income tax rates in Poland effective January 1, 2000. The expected tax rate of 32% was reduced to 30% in 2000, 28% in 2001 and 2002, 24% in 2003 and 22%
thereafter.

   Carey Agri's, MTC's, CFW's, PHA's, FWS's, and Astor's tax liabilities (including corporate income tax, Value Added Tax (VAT), social security and other taxes) may be subject to examinations by Polish tax authorities for up to five years from the end of the year the tax is payable. CEDC's US federal income tax returns are also subject to examination by the US tax authorities. As the application of tax laws and regulations, and transactions are susceptible to varying interpretations, amounts reported in the consolidated financial statements could be changed at a later date upon final determination by the tax authorities.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

              Monetary amounts in columns expressed in thousands
                        (except per share information)


13. Related Party Transactions

   A director of CEDC is also the director of one of the Company's suppliers of wine. Purchases from this company amounted to approximately $471,600, $630,600 and $705,000 in 1999, 2000 and 2001, respectively. This Company is owed $124,000 as at December 31, 2001 for purchases made during 2001.

   The Company rents under a short-term rental agreement from the Company's president a retail unit. The rent is $2,200 per month. The total rental expense incurred during 2000 and 2001 in regards to this premises was $26,400 per year.

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

   A summary of the Company's stock option activity, and related information for the years ended December 31, 2000 and December 31, 2001 as follows:

                                                     Weighted-Average Weighted-Average
                         Options (000) Options (000)  Exercise Price   Exercise Price
                             2000          2001            2000             2001
                         ------------- ------------- ---------------- ----------------
Outstanding at January
 1,.....................      284           334             --               --
Granted.................       50            89           $4.20            $4.03
Exercised...............      --            (65)            --               --
Forfeited...............      --            --              --               --
                              ---           ---           -----            -----
Outstanding at December
 31,....................      334           358           $7.02            $6.62

Exercisable at December
 31,....................      185           269           $6.69            $7.02

Weighted-average fair
 value of options
 granted................      --            --            $1.60            $1.92

   Exercise prices for options outstanding as of December 31, 2001 ranged from $2.25 to $8.00. The weighted-average remaining contractual life of those options is approximately 6 years as of December 31, 2001. The table above does not include options mentioned below where the exercise price is unknown or for the warrants discussed below.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

              Monetary amounts in columns expressed in thousands
                        (except per share information)


 Stock Options Granted

   CEDC has granted stock options in early 1998 to its executive officers and members of the Board of Directors for 82,500 shares of Common Stock in connection with its initial public offering. The exercise price for 57,500 of these options is the initial public offering price of $ 6.50 per share. The exercise price of 10,000 options was the average trading price of Common Stock for the last five trading days of 1998 of $5.70. The exercise price of 15,000 options is $4.89. These options may be exercised over a ten-year period.

   The Company has granted stock options under the Incentive Plan for 129,250 shares of Common Stock in September 1998 to certain of its employees. Options for 21,500 shares have an exercise price of $6.50 and may be exercised from September 1999 to September 2008. Options for 43,000 shares will have an exercise price based on the market value of common shares as of August 1999 and are exercisable from September 2000 to September 2008. Options for 64,750 shares have an exercise price of $3.63 and are exercisable from August 2001 to September 2008.

   During 2000 and 2001, the Company granted 50,000 and 89,000 stock options respectively, to its staff, executive officers and members of the Board of Directors. In 2000, the exercise price for the options was based on the market price at the date of the option grant. In 2001, the exercise price for the options was based on the market price on the day before the grant. The option price ranged from $2.25 to $5.04.

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

   As for the other stock options granted to employees, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 2000 and 2001 risk-free interest rate of 5.5% dividend yield of 0%, volatility factors of the expected market price of the Company's Common Stock of 0.68, and a weighted-average expected life of the option of 10 years.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

              Monetary amounts in columns expressed in thousands
                        (except per share information)


   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of any forfeiture is recognized when it occurs. The Company's pro forma information for 1999, 2000 and 2001 is as follows:

                                                              1999  2000  2001
                                                             ------ ---- ------
      Net income as reported................................ $1,902 $985 $2,526
      Pro forma net income.................................. $1,770 $905 $2,355

      Pro forma earnings per share:
        Basic............................................... $  .44 $.19 $  .54
        Diluted............................................. $  .44 $.19 $  .53

 Options Given to Vendors

   In late 1998, the Company granted options to a vendor for 50,000 shares of common stock in exchange for a three-year service contract. These options are exercisable from March 1999 until September 2004 at the following prices:
$5.90 until September 2002, $7.00 until September 2003, and $8.50 until September 2004. Under APB 25 and FASB 123, the fair value of options given to vendors must be expensed over the service period. Using the Black Scholes method described above, with similar assumptions, the fair value of these options was $75,000. These options were exercised during January 2002.

   In 1999, the Company granted options to a consulting firm for 75,000 shares of common stock in exchange for a one-year service contract involving various acquisition consultations. The exercise price of the options is $8.00. These options shall be exercisable at any time during a period of nine years commencing March 5, 2000. Using the Black-Scholes method, 75 periods were used to determine the volatility of the price. The value of the options is approximately $135,000. Based upon the 10 months of the service contracts ended December 31, 1999, costs of $112,500 were capitalized to the purchase of MTC and CFW or deferred with respect to the other pending acquisitions. The remaining $22,500 was expensed to the statement of operations for the year ended December 2000. In December 2001, 65,000 options were exercised.

   During October 2001, the Company granted 35,000 options to a consulting firm in exchange for a one-year service contract involving various consultations. The exercise price of the options is $7.71. These options become exercisable at different intervals during 2002. Using the Black-Scholes method, 150 periods were used to determine the volatility of the price. The value of the options is approximately $300,000. Approximately $74,000 was deferred as a non-current asset. The balance of the value will be recognized when the services are determined and rendered.

   The above options were included in the calculation of diluted earnings per share.

 Initial Public Offering Warrants and options

   In connection with the initial public offering, the Company agreed to sell to the Representatives or their designees (for nominal consideration) warrants to purchase 200,000 shares of Common Stock from the Company. The warrants are exercisable at any time during a period of four years commencing July 1999. The exercise price of the warrants is 130% of the initial public offering price ($8.45 per share).

   The options issued during the Initial Public Offering consisted of 125,000 options, which are exercisable at any time commencing July 1999. The exercise price of the options is $8.00 per share.

   The above warrants and options were included in the calculation of diluted earnings per share.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

              Monetary amounts in columns expressed in thousands
                        (except per share information)


15. Share repurchase program

   On November 27, 2000, the Company's Board of Directors authorized a share repurchase program to buy up to 200,000 shares in the open market The Company repurchased 64,100 shares in 2000 and 8,800 shares in 2001 in open market for an aggregate cost of approximately $150,000 through December 31, 2001. The Company may purchase the remaining authorized shares over the next twelve months in the open market. These shares have been treated as treasury stock.

16. Derivative financial instruments

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

   For currency forward contracts, effectiveness is measured by using the forward-to-forward rate compared to the underlying economic exposure. The Company's hedging policy was considered highly effective during the nine month period ended September 30, 2001. The ineffective portion for the nine-month period ended of $294,000 (gain) was recognized in non-operating income. During the fourth quarter, the Company's hedging policy was not considered highly effective. The Company recognized a $357,000 loss in non-operating income in regards to their forward contracts during the fourth quarter.

   The fair value amount of open forward contracts as at December 31, 2000 was nil and as at December 31, 2001 were $7,677,000 and $1,493,000 ($ amount equivalent to EURO contract), respectively.

17. Subsequent events

   During February 2002, the Company signed two letters of intent regarding the purchases of Damianex S.A. (Polish spirit distributor) and AGIS S.A. (Polish spirit distributor).

   Agis S.A. sales for 2001 were approximately $76 million (un-audited). The acquisition of Agis S.A. is scheduled for close by April 30, 2002.

   Damianex S.A. sales for 2001 were approximately $78 million (un-audited). The acquisition of Damianex S.A. is scheduled for close by March 31, 2002.

   The acquisitions will be financed by a combination of cash obtained from financial institutions and shares.

                   CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Monetary amounts in columns expressed in thousands
                         (except per share information)

18. Quarterly financial information (Un-audited)

                          First Quarter  Second Quarter   Third Quarter  Fourth Quarter
                         --------------- --------------- --------------- ---------------
                          2000    2001    2000    2001    2000    2001    2000    2001
                         ------- ------- ------- ------- ------- ------- ------- -------
                           (A)                     (B)

Net Sales............... $18,720 $33,602 $31,323 $45,530 $32,103 $42,073 $49,087 $57,031
Gross Profit............   2,800   4,551   4,097   5,868   4,197   5,452   6,452   7,743
Operating Income........     247     584     850   1,330     491   1,140   1,260   1,801
Net Income.............. $    23 $   379 $    87 $   471 $   119 $   447 $   756 $ 1,229
Net Income per Common
 Share--Basic........... $  0.01 $  0.09 $  0.02 $  0.11 $  0.03 $  0.10 $  0.17 $  0.28
Net Income per Common
 Share--Diluted......... $  0.01 $  0.09 $  0.02 $  0.11 $ .0.03 $  0.10 $  0.17 $  0.26

--------
(A) Purchase of PHA
(B) Purchase of ASTOR

                                   PART III

Item 10. Directors And Executive Officers Of The Registrant

   The information with respect to directors and executive officers of the Company is incorporated herein by reference to the proxy statement for the annual meeting of stockholders to be held on April 29, 2002.

Item 11. Executive Compensation

   The information with respect to executive compensation and transactions is incorporated here by reference to the proxy statement for the annual meeting of stockholders to be held on April 29, 2002.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

   The information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the proxy statement for the annual meeting of stockholders to be held on April 29, 2002.

Item 13. Certain Relationships And Related Transactions

   The information with respect to certain relationships and related transactions is incorporated herein by reference to the proxy statement for the annual meeting of stockholders to be held on April 29, 2002.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, And Reports On Form 8K

   (a)(1) The following consolidated financial statements of the Company and report of independent auditors are included in Item 8 of this annual report on Form 10-K.

      Report of Independent Auditors.

      Consolidated Balance Sheets at December 31, 2000 and 2001.

      Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001.

      Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31,
   1999, 2000, and 2001.

      Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001.

      Notes to Consolidated Financial Statements.

   (a)(2) Schedules

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Company's consolidated financial statements or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

   (a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference.

 Exhibit                                 Exhibit
 Number                                Description
 -------                               -----------
  2.1    Contribution Agreement among Central European Distribution Corporation and William V. Carry, William V. Carry Stock Trust, Estate of William
         O. Carry and Jeffrey Peterson dated November 28, 1997 (Filed as
         Exhibit 2.1 to the Registration Statement on Form SB-2, File No. 333-
         42387, with the Commission on December 17, 1997 [the "1997
         Registration Statement'] and incorporated herein by reference.)

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

 10.2    Employment agreement with William V. Carey and CEDC dated as of August
         1, 2001

 10.3    Employment agreement with Neil Crook and the Company (Filed as Exhibit
         10.1 to the Company's quarterly report on Form Q filed on May 15, 2000 and incorporated herein by reference.)

 10.4    Employment agreement with Neil Crook and Carey Agri International
         Poland Sp. z o.o.

 10.5    Employment agreement with Evangelos Evangelou and CEDC dated September
         16, 2001.

 10.6    Executive Bonus Plan.

 10.7 Distribution contract with Polmos Bialystok. (to be filed by amendment)

 10.8    Distribution contract with Polmos Poznan. (to be filed by amendment)

 10.9 Distribution contract with Polmos Zielona Gora.(to be filed by amendment)

 10.10   Distribution contract with UDV Poland Sp. z.o.o. dated July 3, 1997
         (Filed as Exhibit 10.6 to the 1997 Registration Statement and incorporated herein by reference.)

 10.11   Distribution contract with Guiness/UDV. (to be filed by amendment)

 10.12   Distribution Agreement with Unicom Bols Group dated April 1, 1998.
         (Filed as Exhibit 10.13 to the Company's annual report on form 10-K for year ended December 31, 2000, and incorporated herein by reference.)

 10.15   Lease Agreement for warehouse at Bokserska Street 66a, Warsaw, Poland
         (Filed as Exhibit 10.14 in the Company annual report on 10-K for the year ended December 31, 2000 and incorporated herein by reference.)

 Exhibit                              Exhibit
 Number                             Description
 -------                            -----------
 11      Statement re compensation of per share earnings, refer to Note 9
         (Notes to the Consolidated Financials)

 21      Subsidiaries of the Company

 99      Consent of Ernst & Young


   (b) Reports on form 8-K in the last quarter of 2001

     No report on Form 8-K were filed by the Company in the last quarter of
  2001

   (c) Exhibits

     The response to this portion of Item 14 is submitted in the response to
  Item 14 (a) (3).

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

                                                 Central European Distribution Corporation


                                                          /s/ William V. Carey
                                                 By: _______________________________________
                                                              William V. Carey
                                                  Chairman, President, and Chief Executive
                                                                   Officer

                                          Date: March 13, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

             Signature                              Title                      Date
             ---------                              -----                      ----

      /s/ William V. Carey           Chairman, President and Chief        March 13, 2002
____________________________________  Executive
          William V. Carey            Officer (Principal Executive
                                      Officer)

      /s/ Jeffrey Peterson           Vice Chairman                        March 13, 2002
____________________________________
          Jeffrey Peterson

         /s/ Neil Crook              Vice President and Chief Financial   March 13, 2002
____________________________________  Officer
             Neil Crook               (Principal financial and accounting
                                      officer)

     /s/ James T. Grossmann          Director                             March 13, 2002
____________________________________
         James T. Grossmann

         /s/ Tony Housh              Director                             March 13, 2002
____________________________________
             Tony Housh

      /s/ Jan W. Laskowski           Director                             March 13, 2002
____________________________________
          Jan W. Laskowski

     /s/ Joe M. Richardson           Director                             March 13, 2002
____________________________________
         Joe M. Richardson
