Form 10-K/A
period 2001-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2002-03-22
CIK 1046880

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  Form 10-K/A
                               (Amendment No. 1)

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

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share
                               (Title of Class)

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

                                EXPLANATORY NOTE

     The registrant is amending Part IV, Item 14(a)(3), of its Form 10-K for the fiscal year ending December 31, 2001, to include Exhibits 10.7, 10.8, 10.9 and 10.10.

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

10.2 Employment agreement with William V. Carey and CEDC dated as of August 1, 2001 (Filed as Exhibit 10.2 to the Company's annual report on Form 10-K filed on March 15, 2002 and incorporated herein by reference.)

10.3    Employment agreement with Neil Crook and the Company (Filed as Exhibit
        10.1 to the Company's quarterly report on Form 10-Q filed on May 15, 2000 and incorporated herein by reference.)

10.4 Employment agreement with Neil Crook and Carey Agri International Poland Sp. z o.o. (Filed as Exhibit 10.4 to the Company's annual report on Form 10-K filed on March 15, 2002 and incorporated herein by reference.)

10.5 Employment agreement with Evangelos Evangelou and CEDC dated September 16, 2001 (Filed as Exhibit 10.5 to the Company's annual report on Form 10-K filed on March 15, 2002 and incorporated herein by reference.)

10.6 Executive Bonus Plan. (Filed as Exhibit 10.6 to the Company's annual report on Form 10-K filed on March 15, 2002 and incorporated herein by reference.)

10.7    Distribution contract with Polmos Bialystok.

10.8    Distribution contract with Polmos Poznan.

10.9    Distribution contract with Polmos Zielona Gora.

10.10 Distribution contract with UDV/Guiness Poland Sp. z.o.o. dated October 16, 2000.

10.12 Distribution Agreement with Unicom Bols Group dated April 1, 1998. (Filed as Exhibit 10.13 to the Company's annual report on Form 10-K for year ended December 31, 2000, and incorporated herein by reference.)

10.15 Lease Agreement for warehouse at Bokserska Street 66a, Warsaw, Poland (Filed as Exhibit 10.14 in the Company annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)

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

                                  Central European Distribution Corporation

                                  By: /s/ William V. Carey
                                      ------------------------
                                      William V. Carey
                                      Chairman, President, and
                                      Chief Executive Officer

                                  Date: March 22, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

      Signature                                Title                                Date
      ---------                                -----                                ----
/s/ William V. Carey           Chairman, President and Chief Executive          March 22, 2002
--------------------           Officer (Principal executive officer)            --------------
    William V. Carey


/s/ Jeffrey Peterson           Vice Chairman and Executive Vice President       March 22, 2002
--------------------                                                            --------------
    Jeffrey Peterson


/s/ Neil Crook                 Vice President and Chief Financial Officer       March 22, 2002
--------------------           (Principal financial and accounting officer)     --------------
    Neil Crook


/s/ James T. Grossmann         Director                                         March 22, 2002
----------------------                                                          --------------
    James T. Grossmann


/s/ Tony Housh                 Director                                         March 22, 2002
---------------------                                                           --------------
    Tony Housh


/s/ Jan W. Laskowski           Director                                         March 22, 2002
--------------------                                                            --------------
    Jan W. Laskowski


/s/ Joe M. Richardson          Director                                         March 22, 2002
---------------------                                                           --------------
    Joe M. Richardson