Form 10-Q
period 2002-03-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2002-05-15
CIK 1046880

              _____________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

          OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD JANUARY 1, 2002 TO MARCH 31, 2002.

          COMMISSION FILE NUMBER 0-24341

          CENTRAL EUROPEAN DISTRIBUTION CORPORATION

              _____________________________________________________


(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                       54-18652710
------------------------                       --------------------
(STATE OF INCORPORATION)                       (IRS EMPLOYER IDENTIFICATION NO.)


1343 MAIN STREET, #301
SARASOTA, FLORIDA                              34236
--------------------------------------         ---------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)        (ZIP CODE)


(941) 330-1558
---------------------
(REGISTRANT'S TELEPHONE NUMBER,
INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of each class of the issuer's common stock as of March 31, 2002:

Common Stock ($.01 par value)..................   5,291,401, shares

              _____________________________________________________

INDEX

                                                                                         PAGE
                                                                                        ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements ......................................................       3

           Consolidated Condensed Balance Sheets, March 31,
           2002 (unaudited) and December 31, 2001 ....................................     3-4

           Consolidated Condensed Statements of Income (unaudited) for the
           three month periods ended March 31, 2001 and March 31, 2002 ...............       5

           Consolidated Condensed Statements of Changes in Stockholders
           Equity (unaudited) as of March 31, 2002 ...................................       6

           Consolidated Condensed Statements of Cash Flows (unaudited) for
           the three month periods ended March 31, 2001 and March 31, 2002 ...........       7

           Notes to Consolidated Condensed Financial Statements (unaudited) ..........    8-13

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations .......................................   14-16

Item 3.    Quantitative and Qualitative Disclosure About Market Risk .................      17

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K ..........................................      18

Signatures ...........................................................................      19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    Amounts in columns expressed in thousands

                                                                    December   March 31,
                                                                    31, 2001        2002
CURRENT ASSETS
Cash and cash equivalents                                           $  2,466   $  9,707
Accounts receivable, (net of allowance for doubtful
accounts of $1,930,000 and $2,314,000 respectively)                   38,102     28,888
Inventories                                                            9,001     12,083
Prepaid expenses and other current assets                              1,560     2, 254
Deferred income taxes                                                    480        523
                                                                   ----------------------
TOTAL CURRENT ASSETS                                                $ 51,609   $ 53,455

Intangible assets, net                                                 3,002      2,872
Goodwill, net                                                          9,969      9,687
Equipment, net                                                         3,372      3,309
Deferred income taxes                                                    411        461
Other assets                                                             614        976
                                                                   ----------------------
TOTAL ASSETS                                                        $ 68,977   $ 70,760
                                                                   ======================

See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                    Amounts in columns expressed in thousands

                                                                                             December    March 31,
                                                                                             31, 2001      2002
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable                                                                       $ 29,685     $ 25,844
Bank loans and overdraft facilities                                                             9,861        7,426
Current portion of long term debt                                                               1,912        2,160
Current portion of obligations under capital leases                                               269          196
Income taxes payable                                                                              308          363
Taxes other than income taxes                                                                     999          611
Other accrued liabilities                                                                       1,692        1,422
                                                                                            ----------------------
TOTAL CURRENT LIABILITIES                                                                      44,726       38,022

Long-term debt, less current maturities                                                         3,344        3,183
Long-term obligations under capital leases                                                        151          268

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock ($0.01 par value, 1,000,000 shares authorized; no shares issued and
outstanding)                                                                                        -            -
Common Stock ($0.01 par value, 20,000,000 shares authorized, 4,503,801 and 5,364,301
shares issued at December 31, 2001 and March 31, 2002, respectively)                               46           55
Additional paid-in-capital                                                                     15,383       23,356
Retained earnings                                                                               7,161        7,943
Accumulated other comprehensive loss                                                           (1,684)      (1,917)
Less Treasury Stock at cost (72,900 shares at December 31, 2001 and March 31, 2002)              (150)        (150)
                                                                                            ----------------------
TOTAL STOCKHOLDERS' EQUITY                                                                     20,756       29,287
                                                                                            ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 68,977     $ 70,760
                                                                                            ======================

See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                    Amounts in columns expressed in thousands
                             (except per share data)

                                                                                                Three       Three
                                                                                               months      months
                                                                                                ended       ended
                                                                                              March 31,   March 31,
                                                                                                2001        2002
Net sales                                                                                     $ 33,602    $ 42,650
Cost of goods sold, excluding depreciation and amortization                                     29,051      36,771
                                                                                            ------------------------

                                                                                                 4,551       5,879

Selling, general and administrative expenses, excluding deprecation and amortization             3,303       3,920
Depreciation of equipment                                                                          238         234
Amortization of goodwill and trademarks                                                            197          43
Bad debt expense                                                                                   229         384
                                                                                            ------------------------

Operating income                                                                                   584       1,298

Non operating income (expense)
Interest income                                                                                     19          30
Interest expense                                                                                  (297)       (237)
Realized and un-realized foreign currency transaction gains, (losses), net                         216         (99)
Other income, net                                                                                   14          89
                                                                                            ------------------------

Income before taxes                                                                                536       1,081
Income tax expense                                                                                 157         299
                                                                                            ------------------------

Net income                                                                                    $    379        $782
                                                                                            ========================

Net income per share of common stock, basic                                                   $   0.09    $   0.17
                                                                                            ========================
Net income per share of common stock, diluted                                                 $   0.09    $   0.16
                                                                                            ========================

See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

                 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)
                    Amounts in columns expressed in thousands

                                                Capital Stock
                                                -------------
                                          Issued         In Treasury
                                          ------         -----------
                                     No. of    Amount  No. of    Amount   Additional  Retained   Accumulated     Total
                                     Shares            Shares              Paid-in-   Earnings      Other
                                                                           Capital              Comprehensive
                                                                                                    Loss
Balance at December 31, 2001          4,504       $46      73    $(150)     $15,383     $7,161     $(1,684)     $20,756

Net income for the three months
ended March 31, 2002                                                                       782                      782

Foreign currency translation
adjustment                                                                                            (233)        (233)
                                     -----------------------------------------------------------------------------------
Comprehensive income for the
three months ended March 31,
2002                                                                                                                549

Private placement offering of
Company stock                           800         8                         7,543                               7,551
Stock options issued to
consultants                                                                     100                                 100
Stock options exercised by
employees and non-employees              60         1                           330                                 331
                                     -----------------------------------------------------------------------------------

Balance at March 31, 2002             5,364       $55      73    $(150)     $23,356     $7,943     $(1,917)     $29,287
                                     ===================================================================================



See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    Amounts in columns expressed in thousands
                             (except per share data)

                                                                        Three months ended  Three months ended
                                                                          March 31, 2001      March 31, 2002
OPERATING ACTIVITES
Net income                                                                             379                 782
Adjustments to reconcile net income to net cash provided by (used in)
operating activities
      Depreciation and amortization                                                    435                 277
      Deferred income tax benefit                                                      (16)                (93)
      Bad debt provision                                                               229                 384
      Changes in operating assets and liabilities
            Accounts receivable                                                      8,148               8,830
            Inventories                                                              1,662              (3,082)
            Prepayments and other current assets                                      (179)               (694)
            Trade accounts payable                                                 (10,482)             (3,841)
            Income taxes and other taxes payable                                      (318)               (333)
            Other accrued liabilities and other assets                                 524                (439)
                                                                        ---------------------------------------

Net Cash Provided By Operating Activities                                              382               1,791

INVESTING ACTIVITIES
Purchased of equipment                                                                (523)                (84)
                                                                        ---------------------------------------

Net Cash Used In Investing Activities                                                 (523)                (84)

FINANCING ACTIVITIES
Repayments of short-term borrowings and overdraft facilities                           (30)             (2,435)
Proceeds from long-term borrowings                                                       -                 744
Repayments of long-term borrowings                                                  (1,304)               (657)
Net proceeds from private placement offering of Company's common stock                   -               7,551
Stock options exercised                                                                  -                 331
Purchase of treasury shares                                                            (30)                  -
                                                                        ---------------------------------------
Net Cash Provided By (Used In) Financing Activities                                 (1,364)              5,534
                                                                        ---------------------------------------
Net Increase (Decrease) in Cash and cash equivalents                                (1,505)              7,241
Cash and cash equivalents at beginning of period                                     2,428               2,466
                                                                        ---------------------------------------
Cash and cash equivalents at end of period                                       $     923          $    9,707
                                                                        =======================================

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
ACTIVITIES
Common stock issued to consultants                                               $       -          $      100
                                                                        =======================================
Capital leases                                                                   $       -          $       60
                                                                        =======================================
Supplemental disclosures of cash flow information
Interest paid                                                                    $     268          $      185
Income tax paid                                                                  $     169          $      372




See accompanying notes.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)


1.   ORGANISATION AND DESCRIPTION OF BUSINESS

     Central European Distribution Corporation (CEDC) was organized as a Delaware Corporation in September 1997 to operate as a holding company through its sole subsidiary, Carey Agri International Poland Sp. z o.o.(Carey Agri). In 1999 CEDC formed two additional subsidiaries (MTC and PWW) and in 2000 acquired PHA and in 2001 Astor. CEDC and its subsidiaries are referred to herein as the Company.

     On March 28, 2002, the Company completed a private placement offering of 800,000 unregistered shares of its common stock at $10.50 per share for gross proceeds of $8,400,000. The funds are to be used primarily for the acquisition of Damianex S.A. and AGIS S.A., as discussed in note 12.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate to make the information presented not misleading. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2001.

3.   COMPREHENSIVE INCOME

     Because the Company's equity investments are substantially all in Polish Zloty, the gains or losses resulting from the restatement of these equity investments into U.S. Dollars are posted to the Comprehensive Income Account. Because of the depreciation of the Polish Zloty against the U.S. Dollar during the three-month period ending March 31, 2002, the Company incurred foreign currency translation losses of $233,000 on these equity investments. This movement means that the cumulative balance on the Comprehensive Income Account was a loss of $1,917,000 as at March 31, 2002 and this has been reflected in the Consolidated Condensed Balance Sheets and Statements of Changes in Stockholder's Equity (unaudited). The total of the accumulated other comprehensive loss consist solely of currency translation adjustments. No tax benefit has been recorded.

     The Company has changed its policy in regards to the repayment of inter-company debt considered to be of a long-term nature. As a result, the accumulated foreign exchange loss ($15,000) in regards to the 1,165,000 EURO inter-company loan has been reclassified from accumulated other comprehensive loss and charged to the statement of operations for the three month period ended March 31, 2002. The inter-company loan was fully repaid during the month of April 2002.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)


4.   EARNINGS PER SHARE

     Net income per share of common stock is calculated under the provisions of SFAS No. 128, "Earnings per Share".

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                              Three Months Ended March 31,
                                                          -------------------------------------
                                                                      2001                2002
                                                          -----------------    ----------------
               Basic:
               Net income                                         $    379            $    782
                                                          =================    ================

               Weighted Average shares of common stock
               outstanding                                           4,332               4,508
                                                          =================    ================
               Basic earnings per share                           $   0.09            $   0.17
                                                          =================    ================

               Diluted:
               Net Income                                         $    379            $    782
                                                          =================    ================

               Weighted Average shares of common stock
               outstanding                                           4,332               4,508

               Net effect of diluted effect of employee
               stock options based on the treasury                       -                 180
               stock method.

               Net effect of diluted effect of stock
               options based on the treasury stock
               method in regards to IPO options,
               warrants, contingent shares from
               acquisition and options issued to                         -                 121
               consultants

                                                          -------------------------------------
               Totals                                                4,332               4,809
                                                          =====================================
               Diluted earnings per share                         $   0.09            $   0.16
                                                          =====================================

     During the three month period ended March 31, 2002, 60,500 stock options were exercised (50,000 non-employee stock options and 10,500 employee stock options). Warrants granted in connection with the 1998 IPO and employee and non-employee stock options granted from 1998 to 2001 have been included in the above calculations of diluted shares since the exercise price is lower than or equal to the average market price of the common shares during the three month periods 2002. During the first quarter of 2001, the stock options were anti-dilutive. The Company is required to issue 80,800 common shares to Astors's former shareholders as part of the contingency consideration payout. These shares have been included in the calculation of diluted earnings per share. The shares are to be issued in the latter part of May 2002. The shares have an immaterial effect on the Company earnings per share calculation.

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)

5.   AMORTIZATION OF GOODWILL

The Company has adopted SFAS No. 142 effective January 1, 2002. Under SFAS No. 142 goodwill is no longer amortized but reviewed at the beginning of the fiscal year for impairment, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

The Company's carrying value of goodwill is approximately $10 million at March 31, 2002 and is attributable to its only reporting unit - wholesale spirit division. The Company is required to complete its transitional impairment review by June 30, 2002. As of the date hereof, the Company does not expect any impairment loss as a result of such a test when it is completed.

The change in the carrying value of goodwill from December 31, 2001 to March 31, 2002 is a result of translating the Polish zloty amount into US Dollars using the rate in effect on March 31, 2002.

With the adoption of the statement, the Company ceased amortization of goodwill as of January 01, 2002. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and earnings per share would have been as follows:

                                                                    Three months ended March 31,
                                                                -----------------------------------
                                                                           2001               2002
                                                                ----------------    ---------------
Reported net income                                                       $ 379              $ 782

     Goodwill                                                               101                  -
                                                                ----------------    ---------------

Adjusted net income                                                       $ 480              $ 782
                                                                ================    ===============

Basic earnings per share of common stock

     Reported net income                                                  $0.09              $0.17

     Goodwill                                                             $0.02                  -
                                                                ----------------    ---------------

     Adjusted basic earnings per share of common stock                    $0.11              $0.17
                                                                ================    ===============

Diluted earnings per share of common stock

     Reported net income                                                  $0.09              $0.16

     Goodwill                                                             $0.02                  -
                                                                ----------------    ---------------

Adjusted diluted earnings per share of common stock                       $0.11              $0.16
                                                                ================    ===============

The following table reflects the components of intangible assets as of March 31, 2002.

                                                                                     March 31, 2002
                                                                                    ----------------
Trademarks                                                                                   $3,943
Less accumulated amortization                                                                 1,071
                                                                                    ----------------
Total amortized intangible assets                                                            $2,872
                                                                                    ================

The amortization expense for the three months ended March 31, 2002 was $43,000..

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)

6.   LONG-TERM DEBT AND SHORT-TERM BANK LOANS

     Long-term loans                                               December 31,         March 31,
                                                                           2001              2002
                                                                ----------------------------------
     USD                                                                 $5,256            $4,617
     PLN                                                                      -            $  726
                                                                ----------------------------------
     Total long-term debt                                                $5,256            $5,343
                                                                ==================================
     Current-portion                                                     $1,912            $2,160
     Long-term portion                                                   $3,344            $3,183

     During January 2002, the Company obtained a 3 million zloty loan ($726,000) for its subsidiary -PHA. The loan is repayable over a three-year period. Principal payments are required to be made semi-annually starting June 2002. The interest rate on the zloty loan is considered to be market. The loan was to enable its subsidiary PHA to acquire one of the Carey Agri branches as part of an operational re-organization. The proceeds from the sale to PHA were used by Carey Agri to reduce its overdraft facilities.

                                                                   December 31,         March 31,
                                                                           2001              2002
                                                                ----------------------------------
     USD                                                                 $2,275            $2,132
     EUR                                                                 $1,219            $1,203
     PLN                                                                 $6,367            $4,091
                                                                ----------------------------------
     Total short-term borrowing and overdraft facilities                 $9,861            $7,426
                                                                ==================================

7.   CAPITAL LEASE OBLIGATIONS

     During the three-month period, the Company entered into a number of capital leases for transportation equipment. The future minimum lease payments for the assets under capital lease at March 31, 2002 are as follows:

                                                                   December 31,         March 31,
                                                                           2001              2002
                                                                ----------------------------------
     2002                                                                  $280              $147
     2003                                                                  $157              $196
     2004                                                                                    $167
                                                                                                -
                                                                ----------------------------------
                                                                           $437              $510
     Less interest                                                          (17)              (46)
                                                                ----------------------------------
                                                                           $420              $464
                                                                ==================================

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)

8.   INCOME TAXES

     Total income tax expense varies from expected income tax expense computed at Polish statutory rates (34% in 1999 and 30% in 2000) as follows:

                                                          Three months ended
                                                   March 31, 2001      March 31, 2002
                                                ------------------  ------------------
     Tax at the Polish Statutory rate                        $150                $303
     Permanent differences and other
     items                                                      7                  (4)
                                                ------------------  ------------------
     Income tax expense                                      $157                $299
                                                ==================  ==================

     The enacted corporate income tax rates in Poland were 28% in both 2001 and 2002.

     Tax liabilities (including corporate income tax, Value Added Tax, social security, and other taxes) of the Company's Polish subsidiaries may be subject to examinations by Polish tax authorities for up to five years from the end of the year in which the tax is payable. CEDC's US federal income tax returns are also subject to examination by US tax authorities. As the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements may change at a later date upon final determination by the tax authorities.

9.   COMMITMENTS AND CONTINGENT LIABILITIES

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

                    CENTRAL EUROPEAN DISTRIBUTION CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                    Amounts in tables expressed in thousands
                             (except per share data)


10.  DERIVATIVE FINANCIAL INSTRUMENTS

     All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. The Company uses derivatives to moderate the financial market risks of its business operations. Derivative products such as forward contracts are used to hedge the foreign currency market exposures underlying certain liabilities with financial institutions. The Company hedging policy is not based on the requirements of SFAS 133 and therefore may be considered speculative

     The Company recorded a $70,000 gain and a $58,000 gain for the three-month periods ended March 31, 2001 and 2002 respectively, in regards to their derivative financial instruments. The gains have been recognized in non-operating income.

12.  SUBSEQUENT EVENTS

     The Company completed the acquisition of Damianex effective April 22, 2002, for a cash purchase price of $7,138,000 and 152,996 shares of Company stock. The shares issued may not be transferred without the Company's consent for one year subsequent to the acquisition. As part of the purchase agreement with Damianex, a non-compete agreement was established with the former stockholders for a period of three years. The acquired company is based in (pound)ancut, Poland (south-eastern Poland). Damianex S.A. primary area of activity is the distribution of alcoholic beverages.

     The Company completed the acquisition of AGIS S.A. effective April 24, 2002, for a cash purchase price of $4,567,978 and 173,000 shares of Company stock. The shares issued may not be transferred without the Company's consent for six months subsequent to the acquisition. As part of the purchase agreement with AGIS, a non-compete agreement was established with the former stockholders for a period of three years. The acquired company is based in Torun, Poland (northern Poland). AGIS S.A. primary area of activity is the distribution of various spirits, mainly vodka.

     The acquisition of Damianex and AGIS was financed using the proceeds from the Company's recent private placement offering of 800,000 common shares, a $4.3 million loan taken on April 24, 2002 and the issuance of Company stock as indicated above.

13.  RECLASSIFICATIONS

     Certain amounts in the consolidated condensed financial statements have been reclassified from the prior period to conform to the current period's presentation.

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

          Since the initial public offering, in July 1998, the Company pays cash on delivery for 40-50% of its domestic vodka purchases in order to receive additional discounts. The Company sells the alcoholic beverages with a mark-up over its purchase price, which mark up reflects the market price for such individual product brands in the Polish market. The Company's bad debt ratio provision as a percentage of net sales was 0.39% in 1999, 0.39% in 2000, 0.68% in 2001, and 0.9%
          for the three- month period ended March 31, 2002.

          The following comments regarding variations in operating results should be read considering the rates of inflation in Poland during the period, 3.6% in 2001 and 1.1% for the three months ended March 31, 2002 - as well as the movement of the Polish Zloty compared to the U.S. Dollar. The Zloty appreciated 0.1% against the U.S. Dollar in 2001. For the three-month period ended March 31, 2002, the Zloty depreciated 3.7% against the U.S. Dollar.


          RESULTS OF OPERATIONS


          THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2001

          Net sales increased $9.0 million, or 26.9% from $33.6 million to $42.6 million. This increase is due to the inclusion of Astor for the three months to March 31, 2002, and organic growth. The inclusion of Astor for the three-months to March 31, 2002, accounted for $4.6 million or 13.7% of the increase. The remainder of $4.4 million or 13.2%, was attributable to the increased market penetration of the existing distribution system.

          Cost of goods sold increased $7.7 million, or 26.6% from $29.1 million in 2001 to $36.8 million in 2002. This increase is again mainly due to the inclusion of Astor's cost of goods sold for the 2002 quarter which accounted for $4.2 million or 14.4% of the increase. The remainder being $3.5 million or 12.1% is attributable to the increase in the business activity.

          Gross margin (excluding depreciation and amortization) increased $1.3 million from $4.6 million in 2001 to $5.9 million in 2002. Of this increase $0.4 million relates to the inclusion of Astor in the current quarter, the balance being due to internal growth. As a percentage of sales, gross margin increased 0.3% from 13.5% in 2001 to 13.8% in 2002. The gross margin generated from ongoing operation was 14.4%. This internal growth is due to the buying leverage available to the group.

          Selling, general and administrative expenses (excluding depreciation and amortization) increased $617,000, or 18.7% from $3,303,000 in 2001 to $3,920,000 in 2002. Of this increase $226,000 relates to Astor, with the balance of $391,000 being generated from ongoing operations. As a percentage of net sales, selling, general and administrative expenses decreased from 9.8% to 9.2%. Provision for doubtful debts increased $155,000 from $229,000 in 2001 to $384,000 in 2002. As a percentage to sales the provision was 0.7% of sales in 2001 whilst in 2002 it increased to 0.9%.

          Amortization of goodwill and trademark reduced $154,000 from $197,000 in 2001 to $43,000 in 2002. This is entirely due to the changes in US GAAP, which, remove the requirement for the Company to amortize the carrying value of its acquired goodwill. Instead, the Company will be required to perform regular reviews of the carrying value of goodwill and make any reductions should there be an impairment in value.

          Operating profit increased by $0.7 million from $0.6 million in 2001 to $1.3 million in 2002. Of this increase $174,000 relates to Astor the remainder $0.5 million, or 92% has been generated from on-going operations.

          Interest expense decreased $60,000 from $297,000 in 2001 to $237,000 in 2002. This decrease is due to the increased working capital efficiency and the cash flow being generated from operations. Interest income increased $11,000 from $19,000 in 2001 to $30,000 in 2002.

          Net realized and un-realized foreign currency transaction losses increased $315,000 from a profit of $216,000 in 2001 to a loss of $99,000 in 2002. During the three months ended March 31, 2002, the zloty, in which a substantial portion of the Company's assets are denominated, depreciated 3.7% versus the U.S. Dollar, whereas for the same period ended March 31, 2001, it appreciated 1.0%.

          Income tax expense increased $142,000 from $157,000 in 2001 to $299,000 in 2002. This increase is mainly due to the increase in income before taxes from $536,000 to $1,081,000, respectively.

          The effective tax rate decreased from 29.3% in 2001 to 27.7% in 2002.

          Net income increased $403,000 from $379,000 in 2001 to $782,000 in 2002. This increase is due to the factors noted above. The increase is partly due to the results from Astor which amounted to $107,000, the balance $675,000 being generated from ongoing operations. The internal growth on earnings was 78%.

          STATEMENT OF LIQUIDITY AND CAPITAL RESOURCES

          The Company's net cash balance increased by $7.2 million in the first three months of 2002 compared to a decrease of $1.5 million in the corresponding period of 2001. The increase was primarily as a result of the proceeds from the Private Placement of equity, which, was completed in March 2002. These funds were used to complete the acquisitions made in April of 2002 and which are explained in note 12 above.

          The net cash provided by operating activities was $1.8 million in the three months to March 31, 2002. This compares to a positive $0.4 million generated in the similar period of 2001.

          The investing activities amount to $84,000 in the three months to March 31, 2002 and were primarily due to IT system upgrades and vehicle replacements. During the same period for 2001 investing activities amounted to $0.5 million.

          Financing activities resulted in a net increase in cash of $5.5 million. This was mainly due to the proceeds of the private placement of equity, which generated a net $7.5 million.

          The Company began 2002 with debts of $15.5 million and in the first three-months of 2002 the Company repaid debts of $3.1 million (2001:
          $1.4 million) and incurred new borrowings of $0.8 million (including capital leases). As at March 31, 2002 the Company had total third party debts of $13.2 million.

          The amount of the Company's stockholders' equity is directly affected by foreign currency translation adjustments. In the first three months of 2002, such adjustments resulted in a cumulative comprehensive loss of $1.9 million. See note 3 to the condensed consolidated financial statements for further information.

          STATEMENT ON INFLATION AND CURRENCY FLUCTUATIONS

          Inflation in Poland is projected at 3.5% for the whole of 2002, compared to 3.6% for 2001. For the first three months of 2002, inflation was 1.1%. The share of purchases denominated in non-Polish currency has decreased resulting in lower foreign exchange exposure for purchases. The Zloty has depreciated 3.7% against the US Dollar in the first three months of 2002.

          SEASONALITY

          The Company's sales have been historically seasonable with around 20.0% of the sales in 2001 occurring in the first quarter of the year and over 30% occurred in the last quarter.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Marketable Securities

          Foreign Currency Risk. Currently some of the Company's loans are denominated in currencies other than its functional currency, the Polish Zloty. As a result in the three months ended March 31, 2002, the Company experienced significant foreign exchange movements. To contain these exposures the Company acquires fixed period forward exchange contracts. For further information see Note 10 above.

          During the first quarter the Company entered into a foreign currency collar derivative the objective of which was to reduce the cost of its normal hedging instruments currently used. The Company received a fee of approximately $145,000 for these instruments. Because these instruments have maturity dates of June and September 2002, fees received have been deferred until such time these instruments mature.

PART II.   OTHER INFORMATION

IITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c) On March 28, 2002, the Company completed a private placement offering of 800,000 shares of its common stock at $10.50 per share receiving gross proceeds of $8,400,000. The shares were offered and sold to certain persons meeting the definition of "accredited investor," under Rule 501(a) promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company paid its placement agent a fee of 6.5% plus expenses. The securities were issued in reliance on the exemptions from the registration provided by Regulation D and Regulation S.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8K

     (a)   Exhibit

           27.  Financial Data Schedule

     (b)   Reports on Form 8-K

           During the quarter ended March 31, 2002 the Company filed the following 8K reports;

               1. Announcement of the Damianex acquisition, filed on January 10, 2002.
               2. Announcement of the AGIS acquisition, filed on February 21, 2002.
               3. Announcement of the private placement of 800,000 shares of common stock, filed March 28, 2002.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)


Date: May 15, 2002                  By: /s/ WILLIAM V. CAREY
                                    ----------------------------------------
                                    William V. Carey
                                    President and Chief Executive Officer

Date: May 15, 2002                  By: /s/ NEIL A.M. CROOK
                                    ----------------------------------------
                                    Neil A.M. Crook
                                    Chief Financial Officer