Form 10-Q
period 2002-06-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2002-08-13
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD JANUARY 1, 2002 TO JUNE 30, 2002.

COMMISSION FILE NUMBER 0-24341

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OF INCORPORATION)	54-18652710 (IRS EMPLOYER IDENTIFICATION NO.)

1343 MAIN STREET, #301 SARASOTA, FLORIDA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	34236 (ZIP CODE)

(941) 330-1558
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

The number of shares outstanding of each class of the issuer’s common stock as of June 30, 2002:

Common Stock ($.01 par value) 5,708,614 shares

SIGNATURES	25

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
in thousands, except per share data

	December 31, 2001	June 30, 2002

CURRENT ASSETS
Cash and cash equivalents	$2,466	$2,681
Accounts receivable, (net of allowance for doubtful accounts of $1,930 and $3,092 respectively)	38,102	41,316
Inventories	9,001	15,949
Prepaid expenses and other current assets	1,560	2,261
Deferred income taxes	480	681

TOTAL CURRENT ASSETS	$51,609	$62,888
Intangible assets, net	3,002	2,863
Goodwill, net	9,969	22,515
Equipment, net	3,372	6,113
Deferred income taxes	411	358
Other assets	614	1,212

TOTAL ASSETS	$68,977	$95,949

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED) – CONTINUED
in thousands, except per share data

	December 31, 2001	June 30, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$29,685	$28,634
Bank loans and overdraft facilities	9,861	17,054
Current portion of long term debt	1,912	3,422
Current portion of obligations under capital leases	269	333
Income taxes payable	308	261
Taxes other than income taxes	999	1,654
Other accrued liabilities	1,692	2,095

TOTAL CURRENT LIABILITIES	44,726	53,453
Long term debt, less current maturities	3,344	5,953
Long term obligations under capital leases	151	135
Redeemable common stock		1,836
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common Stock ($0.01 par value, 20,000,000 shares authorized, 4,402,356 and 5,781,514 shares issued at December 31, 2001 and June 30, 2002, respectively)	46	58
Additional paid-in-capital	15,383	26,479
Retained earnings	7,161	9,884
Accumulated other comprehensive loss	(1,684)	(1,699)
Less Treasury Stock at cost (72,900 shares at December 31, 2001 and at June 30, 2002)	(150)	(150)

TOTAL STOCKHOLDERS’ EQUITY	20,756	34,572

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,977	$95,949

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
in thousands, except per share data

	Three months ended		Six months ended

	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002

Net sales	$45,530	$71,458	$79,132	$114,108
Cost of goods sold, excluding amortization and depreciation, including excise tax	39,662	61,933	68,713	98,704

Gross margin, excluding amortization and depreciation	5,868	9,525	10,419	15,404
Selling, general and administrative expenses, excluding amortization and depreciation	3,982	5,780	7,333	9,700
Depreciation of equipment	226	331	433	565
Amortization of goodwill and trademarks	214	60	411	103
Bad debt expense	116	196	328	580

Operating Income	1,330	3,158	1,914	4,456
Non operating income (expense)
Interest income	25	24	44	54
Interest expense	(353)	(368)	(650)	(605)
Realized and un-realized foreign currency transaction losses, net	(449)	(190)	(233)	(289)
Other (expense) income, net	15	(84)	29	5

Income before taxes	568	2,540	1,104	3,621
Income tax expense	97	599	254	898

Net income	$471	$1,941	$850	$2,723

Net income per share of common stock, basic	$0.11	$0.37	$0.20	$0.54

Net income per share of common stock, diluted	$0.11	$0.36	$0.19	$0.52

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (UNAUDITED)
in thousands except per share data

	Capital Stock

	Issued		In Treasury

	No. of Shares	Amount	No. of Shares	Amount	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2001	4,504	$46	(73)	$(150)	$15,383	$7,161	$(1,684)	$20,756
Net income for the six months ended June 30, 2002						2,723		2,723
Foreign currency translation adjustment							(15)	(15)

Comprehensive income for the six months ended June 30, 2002						2,723	(15)	2,708
Private placement issuance of Company stock	800	8			7,526			7,534
Stock issued for acquisitions	254	2			2,820			2,822
Stock options/warrants exercised by employees and non-employees	224	2			750			752

Balance at June 30, 2002	5,782	$58	(73)	$(150)	$26,479	$9,884	$(1,699)	$34,572

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
in thousands, except per share data

	Six months ended June 30, 2001	Six months ended June 30, 2002

OPERATING ACTIVITIES
Net income	850	2,723
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	844	668
Deferred income tax benefit	(266)	(148)
Bad debt provisions	328	1,162
Foreign exchange losses	233	290
Accounts receivable	5,892	6,033
Inventories	3,155	321
Prepayments and other current assets	(839)	(957)
Trade accounts payable	(9,474)	(11,755)
Income and other taxes	50	220
Other accrued liabilities and other	926	740

Net Cash Provided by/(Used In) Operating Activities	1,699	(703)
INVESTING ACTIVITIES
(Purchase)/disposal of equipment, net	(836)	84
Acquisition of business, net of cash acquired	(1,344)	(12,190)

Net Cash Used In Investing Activities	(2,180)	(12,106)
FINANCING ACTIVITIES
Borrowings on overdraft facility	679	1,179
Payments of overdraft facility		(1,313)
Short term borrowings		965
Payment of short term borrowings	(346)	(212)
Long term borrowings	4,401	5,044
Payments of long term borrowings	(5,431)	(925)
Net proceeds from Private Placement Issuance of shares		7,534
Net proceeds from exercise of employee and non-employee options		752
Purchase of treasury shares	(30)

Net Cash (Used in)/Provided By Financing Activities	(727)	13,024

Net Increase (Decrease) in Cash and cash equivalents	(1,208)	215
Cash and cash equivalents at beginning of period	2,428	2,466

Cash and cash equivalents at end of period	$1,220	$2,681

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES
Common stock issued in connection with acquisition of businesses	$98	$2,822

Capital lease		$131

Debt assumed in acquisition of businesses		$6,574

Supplemental disclosures of cash flow information
Interest paid	$645	$557
Income tax paid	$446	$1,725

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Amounts in tables expressed in thousands, except per share data

1.   ORGANISATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (CEDC) was organized as a Delaware Corporation in September 1997 to operate as a holding company through its sole subsidiary, Carey Agri International Poland Sp. z o.o.(Carey Agri). In 1999, CEDC formed two subsidiaries (MTC and CFW) and in 2000 and in 2001 acquired two additional companies (PHA and Astor) and in 2002 it acquired Damianex and AGIS as disclosed in Note 5 below. CEDC and its subsidiaries are referred to herein as the Company.

2.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate to make the information presented not misleading. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company’s annual report on Form 10-K for the year ended December 31, 2001.

3.   COMPREHENSIVE INCOME

As of June 30, 2002, the Company recorded and accumulated other comprehensive loss of $1,699,000 compared to an accumulated loss of $1,684,000 as at December 31, 2001. The movement of $15,000 was due to currency fluctuations, largely between the Polish Zloty and the U.S. Dollar, which relate to the Company’s investments in its subsidiaries of a long-term investment nature.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Amounts in tables expressed in thousands, except per share data

4.   EARNINGS PER SHARE

Earnings per share of common stock is calculated under the provisions of SFAS No. 128, “Earnings per Share”. The increase in stock in 2002 gives effect to the acquisition of both Damianex and AGIS in 2002.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002

Basic:
Net income	$471	$1,941	$850	$2,723

Weighted Average shares of common stock outstanding	4,362	5,310	4,348	5,006

Basic Earnings Per Share	$0.11	$0.37	$0.20	$0.54

Diluted:
Net Income	$471	$1,941	$850	$2,723

Weighted Average shares of common stock outstanding	4,362	5,310	4,348	5,006

Net effect of dilutive stock options-based on the treasury stock method		145	39	255
Totals	4,362	5,455	4,387	5,261

Diluted Earnings Per Share	$0.11	$0.36	$0.19	$0.52

Employee and non-employee options totalling 124,000 have been exercised during the first half of 2002 and 99,610 warrants, granted in connection with the 1998 Initial Public Offering were converted.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Amounts in tables expressed in thousands, except per share data

5.   ACQUISITIONS

On April 22, 2002, the Company completed the acquisition of 100% of the voting shares of Damianex S.A., an alcohol distributor in south-eastern Poland. The purchase price of $8,974,000 consisted of $7,138,000 in cash and the issuance of 152,996 shares of common stock valued at $1,836,000. The source of the funds consisted of a long-term loan of $2,500,000 from Bank Fortis in Warsaw, Poland and $4,638,000 from a private placement offering of common stock, (gross proceeds $8,400,000) finalized by the Company on March 28, 2002.

Damianex is Poland’s largest independent beer distributor and has a strong market position in the South-east of Poland. The acquisition has been accounted for as a purchase and the results of Damianex have been included into the consolidated financial statements from the acquisition date. The premium paid in excess of estimated fair market value as at the date of acquisition has been accounted for as goodwill ($5,738,000 which is not tax deductible) and in accordance with SFAS 141 will not be amortized, but will be subject to a periodic impairment review. The Company is in the process of obtaining an independent valuation of the acquired assets and will finalize the purchase price allocation during the next quarter ending September 30, 2002.

Certain common stock issued in connection with the acquisition is subject to a put option, which allows the seller to require the Company to repurchase the shares at $12.00 per share during the period between April 25, 2003 and April 29, 2003. The common stock attributable to this option has been classified as redeemable common stock at an amount of $12.00 per share ($1,835,952 in the aggregate). The Common Stock given in consideration for the acquisition is subject to a twelve-month lock up period.

On April 24, 2002, the Company completed the acquisition of 100% of the voting stock of AGIS S.A., An alcohol distributor in northern Poland. The purchase price of $6,739,000 consisted of $4,568,000 in cash and the issuance of 172,696 shares of common stock valued at $2,171,000. The source of the funds was a long-term loan of $1,800,000 from Bank Fortis in Warsaw, Poland and $2,768,000 from a private placement offering of common stock, (gross proceeds $8,400,000) finalized by the Company on March 28, 2002.

AGIS has a strong market position in the northern of Poland. The acquisition has been accounted for as a purchase and the results of AGIS have been included into the consolidated condensed financial statements from the acquisition date. The premium paid in excess of estimated fair market value as at the date of acquisition has been accounted for as goodwill ($6,239,000 which is not tax deductible) and under SFAS 141 will not be amortized, but will be subjected to a periodic impairment review. The Company is in the process of obtaining an independent valuation of the acquired assets and will finalize the purchase price allocation during the next quarter ending September 30, 2002.

The CEDC common stock given in consideration for the acquisition is subject to a six- month lock up period.

On April 5, 2001, the Company purchased 97% of the voting shares of Astor Sp. z o.o. (Astor) for $1.2 million cash and 31,264 shares of common stock (stock valued at approximately $98,000). The shares issued may not be sold without the Company’s consent for three years subsequent to the acquisition. The terms of the agreement allow for an additional payment of both cash and Company stock, which are contingent upon Astor achieving a certain profit target. As at March 31, 2002, the Company has paid in regards to the contingent consideration $484,000 in cash and issued an additional 81,427 shares of common stock valued at approximately $974,000. If Astor is able to achieve the remaining target earnings, the total acquisition cost is expected to be approximately $3.6 million, which includes $900,000 contingent consideration, which may be paid over the next two years.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Amounts in tables expressed in thousands, except per share data

The Company obtained an independent valuation for this acquisition. The cost of the acquisition was allocated to the tangible assets acquired based on their fair values at the date of acquisition and estimated values per the valuation report. The excess ($2,245,000) of the cost over the amounts allocated as described above represents goodwill. The purchase price allocations were finalized during the second quarter of 2002.

The following unaudited pro forma results of operations of the Company give effect to the acquisition of Astor Sp. z o.o., Damianex S.A. and AGIS S.A. as though the transaction had occurred on January 1, 2001 and assuming the Private Placement of 800,000 shares of common stock took place on the same day.

	Three months ended		Six months ended

	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002

	In Thousands, except per share data
Net sales	$77,336	$80,079	$157,812	$165,278
Net income (loss)	1,073	2,114	2,249	3,020
Net income per share data:
Basic EPS	$0.23	$0.38	$0.49	$0.58
Diluted EPS	$0.23	$0.37	$0.49	$0.55

The unaudited pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had Astor, Damianex and AGIS been acquired on the dates indicated above or the future results of operations of the combined companies.

6. AMORTIZATION OF GOODWILL

The Company has adopted SFAS No. 142 effective January 1, 2002. Under SFAS No.142 goodwill is no longer amortized but reviewed at the beginning of the fiscal year for impairment, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

The Company’s carrying value of goodwill is approximately $22.5 million at June 30, 2002 and is attributable to its only reporting unit (wholesale spirit division). The Company has completed its transitional impairment review of goodwill and as a result concluded that there is no impairment to be recognized at June 30, 2002.

With the adoption SFAS No. 142, the Company ceased amortization of goodwill as of January 01, 2002. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income and earnings per share would have been as follows:

	Three months ended June 30,		Six months ended June 30,

	2001	2002	2001	2002

Reported net income	$471	$1,941	$850	$2,723
Goodwill amortization	116		217

Adjusted net income	$587	$1,941	$1,067	$2,723

Basic earnings per share of common stock
Reported net income	$0.11	$0.37	$0.20	$0.54

Goodwill amortization	$0.03		$0.05	$—

Adjusted basic earnings per share of common stock	$0.14	$0.37	$0.25	$0.54

Diluted earnings per share of common stock
Reported net income	$0.11	$0.36	$0.19	$0.52
Goodwill amortization	$0.03		$0.05	$—

Adjusted diluted earnings per share of common stock	$0.14	$0.36	$0.24	$0.52

The following table reflects the components of intangible assets as of June 30, 2002.

	December 31, 2001	June 30, 2002

Trademarks	$3,904	$3,904
Less accumulated amortization	$902	$1,041

Total amortized intangible assets	$3,002	$2,863

The amortization expense for the three months ended June 30, 2002 was $103,000.

Estimated aggregate future amortization expense for intangible assets is as follows:

2002	$204
2003	204
2004	204
2005	204
Thereafter	2,047

$2,863

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Amounts in tables expressed in thousands, except per share data

7.     LONG-TERM DEBT AND SHORT-TERM BANK LOANS

Long-term loans	December 31, 2001	June 30, 2002

USD	$5,256	$8,631
PLN	—	$744

Total long-term debt	$5,256	$9,375

Current-portion	$1,912	$3,422
Long-term portion	$3,344	$5,953

During January 2002, the Company obtained a 3 million zloty loan ($742,000) for its subsidiary PHA. The loan is repayable over a three-year period. Principal payments are required to be made semi-annually starting June 2002. The interest rate on the zloty loan is considered to be market in Poland. The loan was to enable PHA to acquire a Carey Agri branches as part of an operational re-organization. The proceeds from the sale to PHA were used by Carey Agri to reduce its overdraft facilities.

In April 2002, the Company obtained a $4.3 million loan in order to fund in part the acquisitions of Damianex and AGIS. The loan is repayable over a three-year period with annual instalments starting April 2003. The interest rate is considered to be market rate in Poland.

Short-term loans	December 31, 2001	June 30, 2002

USD	$2,275	$1,500
EUR	$1,219	$1,380
PLN	$6,367	$14,174

Total short-term borrowing and overdraft facilities	$9,861	$17,054

The Company’s short term borrowing is exclusively for cash purchases from domestic vodka producers. These facilities are all on one-year terms though in practice they are renewed. Because of the legal form they are disclosed as short-term loans.

The weighted average interest rate for the six months ended June 30, 2002 was 6.95% and for the three months ended June 30, 2002 it was 7.3%.

8.     CAPITAL LEASE OBLIGATIONS

During the six-month period, the Company entered into a number of capital leases for transportation equipment. The future minimum lease payments for the assets under capital leases at June 30, 2002 are as follows:

	December 31, 2001	June 30, 2002

2002	$280	$151
2003	$157	$202
2004		$194

	$437	$547
Less interest	(17)	(79)

	$420	$468

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Amounts in tables expressed in thousands, except per share data

9.     INCOME TAXES

Total income tax expense varies from expected income tax expense computed at enacted Polish statutory rates (28% in 2001 and 2002) as follows:

	Three months ended June 30,		Six months ended June 30,

	2001	2002	2001	2002

Tax at the Polish Statutory rate	$159	$711	$309	$1,014
Permanent differences and other items	(17)	34	35	40
Temporary differences relating to restatement of unrealised foreign exchange losses on hedging contracts	(45)	(146)	(90)	(156)

Tax charge	$97	$599	$254	$898

Tax liabilities (including corporate income tax, Value Added Tax, social security, and other taxes) of the Company’s Polish subsidiaries may be subject to examinations by Polish tax authorities for up to five years from the end of the year in which the tax is payable. CEDC’s US federal income tax returns are also subject to examination by the US tax authorities. As the application of tax laws and regulations for the many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements may change at a later date upon final determination by the tax authorities.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in tables expressed in thousands, except per share data

10.   COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in litigation and has claims against it for matters arising in the ordinary course of business. In the opinion of management, the outcome will not have a material adverse effect on the Company.

11.   DERIVATIVE FINANCIAL INSTRUMENTS

All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. The Company uses derivatives to moderate the financial market risks of its business acquisitions. Derivative products such as forward contracts are used to hedge the foreign currency market exposures underlying the Company’s acquisition loans (currently $11.3 million). The Company hedging policy is not based on the requirements of SFAS 133 and therefore may be considered speculative.

The Company recorded a $106,000 gain and a $268,100 loss for the three-month periods ended June 30, 2001 and 2002 respectively, in regards to their derivative financial instruments. The gains have been recognized in non-operating income.

In the six-months ended June 30, 2002 the Company recorded a loss of $57,100 as opposed to a loss of $176,000 in the six-months ended June 30, 2001.

RELATED PARTY TRANSACTIONS

In May 2002, the Company made a loan of $20,000 to its Chief Financial Officer. The loan is to be repaid by December 7, 2002.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto elsewhere in this report.

Overview

In April, we saw the realization of a significant step in our strategy of building a nationwide alcohol distribution network in Poland with the acquisitions on Damianex S.A. and AGIS S.A. These acquisitions along with steady management of our existing assets have meant that the Company has been able to increase both in terms of operating profits and net earnings.

In the six months ended June 30, 2002, Poland saw a reduction in its inflation rate, which was reduced from 6.2% in the first six months of 2001 to 1.6% as at June 30, 2002. As a consequence core-lending (3 month WIBOR) rates have also fallen year on year, from 16.1% as at June 30, 2001 to 9.1% as at June 30, 2002.

Weakness in economies across the globe have lead to a stronger than expected performance of the Polish zloty versus the U.S. Dollar. In the six months ended June 30, 2002, it depreciated 1.4% to 4.0418 as opposed to an appreciation of 3.8% in the six months ended June 30, 2001.

In the following discussion we will refer to “core” results. “Core” results are an indication of the results of the Company’s continuing operations excluding the impact of acquisitions in 2002. For the six months period ended June 30, 2002, we have also excluded the results of Astor for the three months ended March 31, 2002 as it was acquired on April 5, 2001.

Results of Operations

Six months ended June 30, 2002 compared with six months ended June 30, 2001

Total net sales increased $35.0 million, or 44.3% from $79.1 million to $114.1 million. The increase is attributable to:

Net sales for the six months ended June 30, 2001	$79.1million
Increase in core sales	$3.8million	/4.8%
Incremental sales from new acquisitions	$31.2million	/39.5%
Net sales for the six months ended June 30, 2002	$114.1million

As part of the management process of the integration of the acquired companies, the Company has undertaken a review of all clients of the companies acquired in what is referred to as second tier distributors. Where this review has highlighted clients whose profitability did not reflect the risk being undertaken, the Company has stopped supply to these clients. We will continue to stop supplying clients where we consider margins are not adequate. Our objective is to generate profitable revenue growth.

Gross margin has increased $5.0 million or 48.1% from $10.4 million to $15.4 million. The increase is attributable to:

Gross margin for the six months ended June 30, 2001	$10.4million
Increase in margin resulting from core operations	$1.2million	/11.5%
Incremental margin resulting from new acquisitions	$3.8million	/36.6%
Gross margin for the six months ended June 30, 2002	$15.4million

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

When expressed as a percentage of sales for the six months ended June 30, 2001, the gross margin was 13.2%. For the six months ended June 30, 2002 the total gross margin as a percentage of sales was 13.5%. Within this total core operations recorded a gross margin for the six months ended June 30, 2002 of 13.9%, whilst the acquisitions recorded a gross margin of 12.3%.

In core operations the 0.7% increase in margin was the result of:

1.	Cutting back on low margin business, and

2.	higher than expected sales of higher-margin imported beer (14% increase), imported wines (13.9% increase) and imported spirits (11.3% increase).

Sales, general and administrative expenses (SG&A) increased $2.4 million or 32.9% from $7.3 million to $9.7 million. The increase is attributable to:

SG&A for the six months ended June 30, 2001	$7.3million
Increase in SG&A from core operations	$0.4million	/ 4.9%
Incremental SG&A resulting from acquisitions	$2.0million	/28.0%
SG&A for the six months ended June 30, 2002	$9.7million

The increase in core SG&A expense is primarily as a result of year on year inflation adjustments. As a percentage of sales, core SG&A was 9.3% for both periods. In total, SG&A as a percentage of sales fell from 9.3% in 2001 to 8.5% in 2002 mainly due to the acquisitions operating on a lower SG&A base.

Depreciation increased $132,500 or 30.6% from $432,800 to $565,300. Of this increase, $88,900 relates to the new acquisitions. The balance of $43,600 results mainly from hardware and software upgrades to the Company’s existing network.

Debt provisions increased $252,200 or 76.9% from $327,900 to $580,100. The increase is mainly due to the merging of two of our larger depots into one and writing off the outstanding receivables of the liquidated depot. As a percentage of sales, the debt provisions are in line with the Company’s target of 0.3-0.5%.

Operating profit increased $2.6 million or 136.8% from $1.9 million to $4.5 million. The increase is attributable to:

Operating profit for the six months ended June 30, 2001	$1.9 million
Increase in operating profit from core operations	$0.8 million	/42.0%
Incremental operating profit from acquisitions	$1.8 million	/94.8%
Operating profit for the six months ended June 30, 2002	$4.5 million

As a percentage of sales operating profit for the six months ended June 30, 2002 was 3.9%, whereas for the corresponding period in 2001 it was 2.4%. Core operating profit ended June 30, 2002 was 3.3%. The factors underlying the increases in operating profit have been given in the above commentary.

Net interest costs decreased by $54,500 or 9.0% from $605,800 to $551,300. The decrease is attributable to:

Net interest charge for the six months ended June 30, 2001	$605,800
Decrease resulting from core operations	$(262,100)
Incremental net interest charge from operations in Acquisitions	$166,400
Incremental interest charge from acquisition debt	$41,200
Net interest charge for the six months ended June 30, 2002	$551,300

A reduction of short and long-term debt combined with a 700 basis points reduction in core zloty lending rates have enabled the company to reduce its core operating interest costs.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

Net losses in foreign exchange (FX) transactions including both realized and un-realized increased by $56,200 or 24.1% from $232,900 to $289,100. The increase is attributable to:

Net FX losses for the six months ended June 30, 2001	$232,900
Net FX loss arising from $4.3 million acquisition loan	$93,700
Net FX gain arising from core operations	$(38,100)
Net FX losses from acquired operations	$600
Net FX losses for the six months ended June 30, 2002	$289,100

The Company has pro-actively managed its exposure to foreign exchange losses by the structured repayments of U.S. dollar denominated debt and with the use of hedging instruments.

Key exchange rates for the six months ended June 30, 2001 and 2002 were:

	Six months ended June 30,

	2001	2002

Exchange rate at end of period	3.9871	4.0418
Average exchange rate during the period	4.0420	4.0863
Highest exchange rate during the period	4.1578	4.2628
Lowest exchange rate during the period	3.9432	3.9079

Profit before tax increased $2.5 million or 227% from $1.1 million to $3.6 million. The increase is attributable to:

Profit before tax for the six months ended June 30, 2001	$1.1 million
Increase in profit before tax arising from core operations	$1.0 million	/ 91%
Incremental profit before tax from acquisitions	$1.5 million	/ 136%
Profit before tax for the six months ended June30, 2002	$3.6 million

As a percentage of sales profit before tax for the six months ended June 30, 2002 was 3.2% of which 2.5% was from core operations. For the six months ended June 30, 2001, profit before tax as a percentage of sales was 1.4%.

The factors giving rise to the increase in profit before tax are discussed above.

Taxation increased $644,000 or 154% from $254,000 to $898,000. The increase was due to the increase in profit before tax noted above. As a percentage of profit before tax for 2001, taxes were 23.0% and for 2002 taxes were 24.8%. This increase was a result of the movement in deferred tax.

Net earnings increased $1.87 million or 220% from $0.85 million to $2.72 million. The increase is attributable to:

Net earnings for the six months ended June 30, 2001	$850,100
Increase due from core operations	$868,000	/ 102%
Increase due from acquisitions	$1,004,800	/ 118%
Net earnings for the six months ended June 30, 2002	$2,722,900

The reasons for the increases are noted above.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

Three months ended June 30, 2002 compared with three months ended June 30, 2001

Total net sales increased $26.0 million, or 57.1% from $45.5 million to $71.5 million. The increase is attributable to:

Net sales for the three months ended June 30, 2001		$45.5 million
Timing Effect of Easter sales (see note below)	$	(3.0) million	/(6.6%)
Increase in core sales		$2.5 million	/ 5.4%
Incremental sales from new acquisitions		$26.5 million	/ 58.3%
Net sales for the three months ended June 30, 2002		$71.5 million

In the three months ended June 30, 2002, the Company recorded a net decline in its core sales of approximately $0.5 million (1.2%). One of the main reasons was because in 2002, the Easter selling period, which is the Company’s second biggest sales period after the Christmas season, fell in the later half of March whereas in 2001 it was in April. In addition, and as mentioned above, the Company has undertaken a review of clients in what is referred to as second tier distributors. Where this review has highlighted clients whose profitability did not reflect the risk being undertaken, the Company stopped supply to these clients.

Gross margin has increased $3.6 million or 61.0% from $5.9 million to $9.5 million. The increase is attributable to:

Gross margin for the three months to June 30, 2001		$5.9 million
Timing effect from Easter sales (see note in sales)	$	(0.4) million	/ (6.8)%
Increase in margin resulting from core operations		$0.6 million	/ 10.2%
Incremental margin resulting from new acquisitions		$3.4 million	/ 57.6%
Gross margin for the six months to June 30, 2002		$9.5 million

In the three months ended June 30, 2002, the Company recorded a net increase in its gross profit of approximately $200,000. However, this was diluted by the Easter selling period being in March as opposed to April as 2002 as per the sales note above. When expressed as a percentage of sales for the three months to June 30, 2001, the total gross margin was 12.9%. For the three months ended June 30, 2002 the total gross margin as a percentage of sales was 13.3%. Within this total, core operations recorded a gross margin of 13.5%.

In core operations the 0.7% increase in margin was the result of:

1.	Cutting back on low margin business, and

2.	higher than expected sales of higher-margin imported beer (15% increase), imported wines (10.9%increase) and imported spirits (11.3%increase).

Sales, general and administrative expenses (SG&A) increased $1.8 million or 45.0% from $4.0 million to $5.8 million. The increase is attributable to:

SG&A for the three months ended June 30, 2001	$4.0 million
Increase in SG&A from core operations	$0.0 million	/ 0.0%
Incremental SG&A resulting from acquisitions	$1.8 million	/ 45.0%
SG&A for the three months ended June 30, 2002	$5.8 million

The Company seeks to manage its cost base to ensure that is stays in line with sales. As a percentage of sales, core SG&A was 8.8% for both periods. As a total SG&A as a percentage of sales fell from 8.8% in 2001 to 8.0% in 2002 as a result of the new acquisitions operating on a lower cost base.

Depreciation increased $105,400 or 46.6% from $226,100 to $331,500. Of this increase $87,100 relates to the new acquisitions. The balance of $18,300 results mainly from hardware and software upgrades required to the Company’s existing network.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

Debt provisions increased $79,300 or 68.1% from $116,400 to $195,700. Substantially all this increase stemmed from core operations as most major provisions for debt at the acquired companies were addressed as part of the acquisition process. As a percentage of sales, the provisions remain within the Company’s target range of 0.3-0.5% of sales.

Operating profit increased $1.9 million or 146% from $1.3 million to $3.2 million. The increase is attributable to:

Operating profit for the three months ended June 30, 2001	$1.3 million
Increase in operating profit from core operations	$0.2 million	/ 15.4%
Incremental operating profit from acquisitions	$1.7 million	/130.6%
Operating profit for the three months ended June 30, 2002	$3.2 million

As a percentage of sales, operating profit for the three months ended June 30, 2002, was 4.4%, whilst for the corresponding period in 2001 it was 2.9%. The core operating profit ended June 30, 2002 was 3.5%. The factors underlying the increases in operating profit have been given in the above commentary.

Net interest costs decreased by $16,000 or 4.9% from $327,700 to $343,700. The decrease is attributable to:

Net interest charge for the three months ended June 30, 2001	$327,700
Decrease resulting from core operations	$(154,900)
Incremental net interest charge from operations in Acquisitions	$129,700
Incremental interest charge from acquisition debt	$41,200
Net interest charge for the three months ended June 30, 2002	$343,700

A reduction of short and long-term debt combined with a 700 basis points reduction in core zloty lending rates have enabled the company to reduce its core operating interest costs.

Net losses in foreign exchange (FX) transactions including both realized and un-realized decreased by $258,900 from $448,900 to $190,000. The decrease is attributable to:

Net FX losses for the three months ended June 30, 2001	$448,900
Net FX loss arising from $4.3 million acquisition loan	$93,700
Net FX gain arising from core operations	$(352,600)
Net FX losses for the three months ended June 30, 2002	$190,000

The Company has pro-actively managed its exposure to foreign exchange losses by the structured repayments of U.S. dollar denominated debt and by the use of hedging instruments.

Key exchange rates for the three months ended June 30, 2001 and 2002 were:

	Three months ended June 30,

	2001	2002

Exchange rate at end of period	3.9871	4.0418
Average exchange rate during the period	3.9930	4.0444
Highest exchange rate during the period	4.1047	4.1209
Lowest exchange rate during the period	3.9432	3.9625

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

Profit before tax increased $1,972,200 or 347.3% from $567,800 to $2,540,000. The increase is attributable to:

Profit before tax for the three months ended June 30, 2001	$567,800
Increase in profit before tax arising from core operations	$398,200	/ 70.1%
Incremental profit before tax from acquisitions	$1,574,000	/ 277.2%
Profit before tax for the six months ended June 30, 2002	$2,540,000

The factors giving rise to the increase in profit before tax are discussed above.

Taxation increased $501,700 from $97,300 to $599,000. The increase was due to the increase in profit before tax noted above. As a percentage of profit before tax for 2001, it was 17.2% and for 2002 it was 23.6%. This increase is a result of movements in deferred tax.

Net earnings increased $1,470,800 or 312.6% from $470,500 to $1,941,300. The increase is attributable to:

Net earnings for the three months ended June 30, 2001	$470,500
Increase due from core operations	$337,900	/ 71.8%
Increase due from acquisitions	$1,132,900	/240.8%
Net earnings for the three months ended June 30, 2002	$1,941,300

The reasons for the increases are noted above.

STATEMENT OF LIQUIDITY AND CAPITAL RESOURCES

The Company’s net cash balance increased $215,000 in the first six months of 2002 compared to a decrease of $1.2 million in the corresponding period of 2001, primarily as a result of financing activities.

The net cash provided by operating activities decreased by $2.4 million in 2002 to a negative $0.7 million compared to a positive $1.7 million in 2001. The decrease was due to increased use of cash on delivery (C.O.D.) terms with major suppliers where the discounts available offered approximately 150 basis points advantage between the difference of bank lending rates and the cash discount rate being offered by suppliers.

The investing activities amount to $12.1 million in the 2002 and are primarily due to the acquisitions of Damianex and AGIS. During the 2001 period the investing activities amounted to $2.1 million of which the largest part was the acquisition of Astor.

Financing activities generated $13.0 million of which $7.5 million was due to the Private Placement of the Company’s common stock in March of this year as well as a $4.3 million long term loan. Both the placement proceeds and the new loan were used to fund the acquisitions of Damianex and AGIS as discussed above.

The Company began 2002 with debts of $15.5 million. As mentioned above, in the first six months of 2002 the Company has increased net borrowings by $4.3 million as part funding for its acquisitions of Damianex and AGIS. In addition, as at June 30, 2002 the acquired companies had total operational bank debts, which are used exclusively for cash purchases, of approximately $7 million. As at June 30, 2002, the Company had total third party debts of $26.4 million.

The total of the Company’s stockholders’ equity may be affected by the cumulative of other comprehensive income adjustments which as at June 30, 2002 stood at $1.7 million. See note 3 to the condensed consolidated financial statements for further information.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

STATEMENT ON INFLATION AND CURRENCY FLUCTUATIONS

Inflation in Poland is projected at 3.2% for the whole of 2002, compared to 6.2% for 2001. For the first six months of 2002, the inflation was 1.6%. The share of purchases denominated in non-Polish currency has decreased resulting in lower foreign exchange exposure for purchases. The Zloty has depreciated 1.4% against the US Dollar in the first six months of 2002.

SEASONALITY

The Company’s working capital requirements are seasonal, and are normally highest in the months of November to December. Liquidity is then normally improving when collections are made on the higher sales during the month of January.

The Company expects to experience some variability in sales and net income on a quarterly basis.

OTHER MATTERS

The Company continues to be involved in litigation from time to time in the ordinary course of business. In management’s opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company’s financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of revenues, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

Revenue and Margin Recognition

The Company only recognizes revenue and margin when goods have been delivered to customers on the basis of a validated customer order. The Company does not operate a policy of goods shipped on consignment nor does it offer goods on a sale or return basis.

Expenses

The Company recognizes expenses in the period in which either the cost is incurred or in the period in which the associated revenue and margin has been recognized.

Provisions For Doubtful Debts

The Company makes general provision for doubtful debt based on the aging of its trade receivables. Where circumstances require it, the Company will make specific provision for any excess not provided for under the general provision.

Inventory

Because of the nature of the products supplied by the Company great attention is paid to inventory rotation. Where goods are estimated to obsolete or unmarketable they are written down to a value reflecting the saleable value in their relevant condition.

Goodwill and Intangibles

Goodwill associated with the excess purchase price over fair value of assets acquired and other identifiable intangibles are currently amortized on a straight-line basis over their estimated useful lives.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

ITEM 3:	Quantitative and Qualitative Disclosures About Marketable Securities

Foreign Currency Risk. Currently some of the Company’s loans are denominated in currencies other than its functional currency, the Polish Zloty, and as a result we may be exposed to foreign exchange risks. To contain these risks the Company acquires fixed period forward exchange contracts as and when it can buy at favorable rates. The Company does not consistently acquire sufficient contract to match the underlying acquisition loan in terms of value, but instead manages in terms of rates available.

For the six months ended June 30, 2002, the Company incurred net losses on foreign currency risks of $289,000. This compares to net losses for the six months ended June 30, 2001, of around $233,000.

PART II.
OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

(c)	On April 22, 2002, the Company issued 152,996 shares of its common stock as part of the compensation paid in the acquisition of Damianex S.A. Additionally $7.2 million was paid as part of the cost of this acquisition. See note 5 to the financial statements.

On April 24, 2002, the Company issued 172,696 shares of its common stock as part of the compensation paid in the acquisition of AGIS S.A. Additionally $4.6 million was paid as part of the costs of this acquisition. See note 5 to the financial statements.

These securities were issued without registration under the Securities Act in reliance on the exemption provided by Regulation S for sales to entities which are not “United States persons,” as defined by Section 902(k) of Regulation S. The stock certificates for all such securities bear a legend indicating that the stock is restricted and may not be sold to United States persons without registration or an exemption from such requirement.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of stockholders on April 29, 2002.

(b)	At the meeting, directors were elected, incentive bonus plan was approved and independent accountants were ratified for the 2002 fiscal year. The votes cast for, against and withheld for each proposal is as follows:

            (i)   Directors:

Nominees	FOR	AGAINST	Withheld Authority to Vote

William V. Carey	4,196,994		3,335
James T. Grossmann	4,196,994		3,335
Tony Housh	4,196,994		3,335
Jan W. Laskowski	4,196,994		3,335
Jeffrey Peterson	4,196,994		3,335
Joe M. Richardson	4,196,994		3,335

	FOR	AGAINST	Withheld Authority to Vote

(ii) Incentive Bonus Plan	4,079,260	110,349	17,385

	FOR	AGAINST	Withheld Authority to Vote

(iii) Independent Accountants	4,193,734	625	2,635
Item 5.	Other Information

Item 6.	EXHIBITS AND REPORTS ON FORM 8K

(a)	Exhibit

	99	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

During the quarter ended June 30, 2002, the Company filed the following reports on Form 8-K.

(i)	Form 8-K filed on May 9, 2002 reporting under item 2.

(ii)	Amendment on Form 8-K/A to the May 9 current report filed on May 14, 2002 reporting under item 2 and 7 and containing financial statements.

(iii)	Amendment on Form 8-K/A to the May 9 current report filed on June 3, 2002 reporting under items 2 and 7 and containing financial statements.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)

Date: August 13, 2002	By:	/s/ WILLIAM V. CAREY

William V. Carey President and Chief Executive Officer

Date: August 13, 2002	By:	/s/ NEIL A.M. CROOK

Neil A.M. Crook Chief Financial Officer (Principal Financial Officer & Chief Accounting Officer)