Form 10-Q/A
period 2002-03-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2002-08-21
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD JANUARY 1, 2002 TO MARCH 31, 2002

COMMISSION FILE NUMBER 0-24341

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	54-18652710
(STATE OF INCORPORATION)	(IRS EMPLOYER IDENTIFICATION NO.)

1343 MAIN STREET, #301 SARASOTA, FLORIDA	34236
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	(ZIP CODE)

(941) 330-1558
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (    )

The number of shares outstanding of each class of the issuer’s common stock as of March 31, 2002:

Common Stock ($.01 par value) 5,291,401, shares

PART I
FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
Amounts in columns expressed in thousands

	December 31, 2001	March 31, 2002
CURRENT ASSETS
Cash and cash equivalents	$2,466	$9,707
Accounts receivable, (net of allowance for doubtful accounts of $1,930,000 and $2,314,000 respectively)	38,102	28,888
Inventories	9,001	12,083
Prepaid expenses and other current assets	1,560	2,254
Deferred income taxes	480	523

TOTAL CURRENT ASSETS	$51,609	$53,455
Intangible assets, net	3,002	2,872
Goodwill, net	9,969	9,687
Equipment, net	3,372	3,309
Deferred income taxes	411	461
Other assets	614	976

TOTAL ASSETS	$68,977	$70,760

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)—CONTINUED
Amounts in columns expressed in thousands

	December 31, 2001	March 31, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$29,685	$25,844
Bank loans and overdraft facilities	9,861	7,426
Current portion of long term debt	1,912	2,160
Current portion of obligations under capital leases	269	196
Income taxes payable	308	363
Taxes other than income taxes	999	611
Other accrued liabilities	1,692	1,422

TOTAL CURRENT LIABILITIES	44,726	38,022
Long-term debt, less current maturities	3,344	3,183
Long-term obligations under capital leases	151	268
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common Stock ($0.01 par value, 20,000,000 shares authorized, 4,503,801 and 5,364,301 shares issued at December 31, 2001 and March 31, 2002, respectively)	46	55
Additional paid-in-capital	15,383	23,356
Retained earnings	7,161	7,943
Accumulated other comprehensive loss	(1,684)	(1,917)
Less Treasury Stock at cost (72,900 shares at December 31, 2001 and March 31, 2002)	(150)	(150)

TOTAL STOCKHOLDERS’ EQUITY	20,756	29,287

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,977	$70,760

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
Amounts in columns expressed in thousands
(except per share data)

	Three months ended March 31, 2001	Three months ended March 31, 2002
Net sales	$33,602	$42,650
Cost of goods sold, excluding depreciation and amortization	29,051	36,771

	4,551	5,879
Selling, general and administrative expenses, excluding deprecation and amortization	3,303	3,920
Depreciation of equipment	238	234
Amortization of goodwill and trademarks	197	43
Bad debt expense	229	384

Operating income	584	1,298
Non operating income (expense)
Interest income	19	30
Interest expense	(297)	(237)
Realized and un-realized foreign currency transaction gains, (losses), net	216	(99)
Other income, net	14	89

Income before taxes	536	1,081
Income tax expense	157	299

Net income	$379	$782

Net income per share of common stock, basic	$0.09	$0.17

Net income per share of common stock, diluted	$0.09	$0.16

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (UNAUDITED)
Amounts in columns expressed in thousands

	Capital Stock
	Issued		In Treasury				Accumulated Other Comprehensive Loss	Total
	No. of Amount Shares		No. of Amount Shares		Additional Paid-in-Capital	Retained Earnings
Balance at December 31, 2001	4,504	$46	73	$(150)	$15,383	$7,161	$(1,684)	$20,756
Net income for the three months ended March 31, 2002						782		782
Foreign currency translation adjustment							(233)	(233)

Comprehensive income for the three months ended March 31, 2002								549
Private placement offering of Company stock	800	8			7,543			7,551
Stock options issued to consultants					100			100
Stock options exercised by employees and non-employees	60	1			330			331

Balance at March 31, 2002	5,364	$55	73	$(150)	$23,356	$7,943	$(1,917)	$29,287

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
Amounts in columns expressed in thousands
(except per share data)

	Three months ended March 31, 2001	Three months ended March 31, 2002
OPERATING ACTIVITIES
Net income	379	782
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	435	277
Deferred income tax benefit	(16)	(93)
Bad debt provision	229	384
Changes in operating assets and liabilities
Accounts receivable	8,148	8,830
Inventories	1,662	(3,082)
Prepayments and other current assets	(179)	(694)
Trade accounts payable	(10,482)	(3,841)
Income taxes and other taxes payable	(318)	(333)
Other accrued liabilities and other assets	524	(439)

Net Cash Provided By Operating Activities	382	1,791

INVESTING ACTIVITIES
Purchased of equipment	(523)	(84)

Net Cash Used In Investing Activities	(523)	(84)

FINANCING ACTIVITIES
Repayments of short-term borrowings and overdraft facilities	(30)	(2,435)
Proceeds from long-term borrowings	—	744
Repayments of long-term borrowings	(1,304)	(657)
Net proceeds from private placement offering of Company’s common stock	—	7,551
Stock options exercised	—	331
Purchase of treasury shares	(30)	—

Net Cash Provided By (Used In) Financing Activities	(1,364)	5,534

Net Increase (Decrease) in Cash and cash equivalents	(1,505)	7,241
Cash and cash equivalents at beginning of period	2,428	2,466

Cash and cash equivalents at end of period	$923	$9,707

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued to consultants	$—	$100

Capital leases	$—	$60

Supplemental disclosures of cash flow information
Interest paid	$268	$185
Income tax paid	$169	$372

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries’ annual report on Form 10-K for the year ended December 31, 2001.

3.    COMPREHENSIVE INCOME

Because the Company’s equity investments are substantially all in Polish Zloty, the gains or losses resulting from the restatement of these equity investments into U.S. Dollars are posted to the Comprehensive Income Account. Because of the depreciation of the Polish Zloty against the U.S. Dollar during the three-month period ending March 31, 2002, the Company incurred foreign currency translation losses of $233,000 on these equity investments. This movement means that the cumulative balance on the Comprehensive Income Account was a loss of $1,917,000 as at March 31, 2002 and this has been reflected in the Consolidated Condensed Balance Sheets and Statements of Changes in Stockholder’s Equity (unaudited). The total of the accumulated other comprehensive loss consist solely of currency translation adjustments. No tax benefit has been recorded.

The Company has changed its policy in regards to the repayment of inter-company debt considered to be of a long-term nature. As a result, the accumulated foreign exchange loss ($15,000) in regards to the 1,165,000 EURO ($1,014,000) inter-company loan has been reclassified from accumulated other comprehensive loss and charged to the statement of operations for the three month period ended March 31, 2002. The inter-company loan was fully repaid during the month of April 2002.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Amounts in tables expressed in thousands
(except per share data)

4.    EARNINGS PER SHARE

Net income per share of common stock is calculated under the provisions of SFAS No. 128, “Earnings per Share”.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,
	2001	2002
Basic:
Net income	$379	$782

Weighted Average shares of common stock outstanding	4,332	4,508

Basic earnings per share	$0.09	$0.17

Diluted:
Net Income	$379	$782

Weighted Average shares of common stock outstanding	4,332	4,508
Net effect of diluted effect of employee stock options based on the treasury stock method.	—	180
Net effect of diluted effect of stock options based on the treasury stock method in regards to IPO options, warrants, contingent shares from acquisition and options issued to consultants	—	121

Totals	4,332	4,809

Diluted earnings per share	$0.09	$0.16

During the three month period ended March 31, 2002, 60,500 stock options were exercised (50,000 non-employee stock options and 10,500 employee stock options). Warrants granted in connection with the 1998 IPO and employee and non-employee stock options granted from 1998 to 2001 have been included in the above calculations of diluted shares since the exercise price is lower than or equal to the average market price of the common shares during the three month periods 2002. During the first quarter of 2001, the stock options were anti-dilutive. The Company is required to issue 80,800 common shares to Astors’s former shareholders as part of the contingency consideration payout. These shares have been included in the calculation of diluted earnings per share. The shares are to be issued in the latter part of May 2002. The shares have an immaterial effect on the Company earnings per share calculation.

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

The Company’s carrying value of goodwill is approximately $10 million at March 31, 2002 and is attributable to its only reporting unit—wholesale spirit division. The Company is required to complete its transitional impairment review by June 30, 2002. As of the date hereof, the Company does not expect any impairment loss as a result of such a test when it is completed.

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

With the adoption of the statement, the Company ceased amortization of goodwill as of January 01, 2002. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income and earnings per share would have been as follows:

	Three months ended March 31,
	2001	2002
Reported net income	$379	$782
Goodwill	101	—

Adjusted net income	$480	$782

Basic earnings per share of common stock
Reported net income	$0.09	$0.17
Goodwill	$0.02	—

Adjusted basic earnings per share of common stock	$0.11	$0.17

Diluted earnings per share of common stock
Reported net income	$0.09	$0.16
Goodwill	$0.02	—

Adjusted diluted earnings per share of common stock	$0.11	$0.16

The following table reflects the components of intangible assets as of March 31, 2002.

March 31, 2002
Trademarks	$3,943
Less accumulated amortization	1,071
Total amortized intangible assets	$2,872

The amortization expense for the three months ended March 31, 2002 was $43,000.

Estimated aggregate future amortization expense for intangible assets is as follows:

2002	$204
2003	204
2004	204
2005	204

Thereafter	2,099

$2,915

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Amounts in tables expressed in thousands
(except per share data)

6.    LONG-TERM DEBT AND SHORT-TERM BANK LOANS

Long-term loans	December 31, 2001	March 31, 2002
USD	$5,256	$4,617

PLN	—	$726

Total long-term debt	$5,256	$5,343

Current-portion	$1,912	$2,160
Long-term portion	$3,344	$3,183

During January 2002, the Company obtained a 3 million zloty loan ($726,000) for its subsidiary, PHA. The loan is repayable over a three-year period. Principal payments are required to be made semi-annually starting June 2002. The interest rate on the zloty loan is considered to be market. The loan was to enable its subsidiary PHA to acquire one of the Carey Agri branches as part of an operational re-organization. The proceeds from the sale to PHA were used by Carey Agri to reduce its overdraft facilities.

	December 31, 2001	March 31, 2002
USD	$2,275	$2,132
EUR	$1,219	$1,203
PLN	$6,367	$4,091

Total short-term borrowing and overdraft facilities	$9,861	$7,426

7.    CAPITAL LEASE OBLIGATIONS

During the three-month period, the Company entered into a number of capital leases for transportation equipment. The future minimum lease payments for the assets under capital lease at March 31, 2002 are as follows:
	December 31, 2001	March 31, 2002
2002	$280	$147
2003	$157	$196
2004		$167
		—

	$437	$510
Less interest	(17)	(46)

	$420	$464

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Amounts in tables expressed in thousands
(except per share data)

8.    INCOME TAXES

Total income tax expense varies from expected income tax expense computed at Polish statutory rates (34% in 1999 and 30% in 2000) as follows:

	Three months ended
	March 31, 2001	March 31, 2002
Tax at the Polish Statutory rate	$150	$303
Permanent differences and other items	7	(4)

Income tax expense	$157	$299

The enacted corporate income tax rates in Poland were 28% in both 2001 and 2002.

Tax liabilities (including corporate income tax, Value Added Tax, social security, and other taxes) of the Company’s Polish subsidiaries may be subject to examinations by Polish tax authorities for up to five years from the end of the year in which the tax is payable. CEDC’s US federal income tax returns are also subject to examination by US tax authorities. As the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements may change at a later date upon final determination by the tax authorities.

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

The amount of open forward contracts as at December 31, 2001 was nil and as at March 31, 2002 were:

Values in U.S. Dollars	December 31, 2001	March 31, 2002
March 2002 termination date (U.S. Dollar contract)	$4,000,000	$0
March 2002 termination date (EURO contract)	$1,590,300	$0
June 2002 termination date (U.S. Dollar contract)	$2,000,000	$5,500,000
September 2002 termination date (U.S. Dollar)	$0	$4,500,000
Total un-realized losses as at period ended	$357,650	$49,800

12.    SUBSEQUENT EVENTS

The Company completed the acquisition of Damianex effective April 22, 2002, for a cash purchase price of $7,138,000 and 152,996 shares of Company stock. The shares issued may not be transferred without the Company’s consent for one year subsequent to the acquisition. As part of the purchase agreement with Damianex, a non-compete agreement was established with the former stockholders for a period of three years. The acquired company is based in Lancut, Poland (south-eastern Poland). Damianex S.A. primary area of activity is the distribution of alcoholic beverages.

The Company completed the acquisition of AGIS S.A. effective April 24, 2002, for a cash purchase price of $4,567,978 and 173,000 shares of Company stock. The shares issued may not be transferred without the Company’s consent for six months subsequent to the acquisition. As part of the purchase agreement with AGIS, a non-compete agreement was established with the former stockholders for a period of three years. The acquired company is based in Torun, Poland (northern Poland). AGIS S.A. primary area of activity is the distribution of various spirits, mainly vodka.

The acquisition of Damianex and AGIS was financed using the proceeds from the Company’s recent private placement offering of 800,000 common shares, a $4.3 million loan taken on April 24, 2002 and the issuance of Company stock as indicated above.

13.    RECLASSIFICATIONS

Certain amounts in the consolidated condensed financial statements have been reclassified from the prior period to conform to the current period’s presentation.

PART II.    OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds

(c)    On March 28, 2002, the Company completed a private placement offering of 800,000 shares of its common stock at $10.50 per share receiving gross proceeds of $8,400,000. Most of the securities were issued in reliance upon the exemption from registration provided by Section 506 of Regulation D in a sale to “accredited investors,” as defined by Section 501(a) of Regulation D. The remainder were issued in an off-shore private placement in reliance on Regulation S to entities which are not “United States persons,” as defined by Section 902(k)(1) of Regulation S. The stock certificates for all such securities bear a legend indicating that the stock is restricted and may not be sold in the United States without registration or an exemption from such requirements. The Company paid its placement agent a fee of 6.5% plus expenses.

ITEM 6.    Exhibits and Reports on Form 8K

(a)    Exhibit

99.    Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

During the quarter ended March 31, 2002 the Company filed the following 8K reports:

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)

Date: August 21, 2002	By: /s/ WILLIAM V. CAREY
William V. Carey
President and Chief Executive Officer

Date: August 21, 2002	By: /s/ NEIL A.M. CROOK
Neil A.M. Crook
Chief Financial Officer
(principal financial officer and chief accounting officer)

Exhibit Index

Exhibit Number	Exhibit Description

99	Written statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.