Form 10-K/A
period 2001-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2002-09-04
CIK 1046880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K/A
(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

  For the transition period from                          to

Commission File Number 0-24341

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1865271 (I.R.S. employer Identification No.)

1343 Main Street, Suite 301, Sarasota Florida (Address of principal executive offices)	34236 (Zip code)

Registrant’s telephone number, including area code: (941) 330-1558

Securities registered pursuant to Section 12(b) of the Act:

Not Applicable

Securities registered pursuant to Section 12(g) of the Act.

Common Stock, par value $0.01 per share
Title of Class

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock on the NASDAQ National Stock Market) on March 8, 2002 was $34,813,761.*

As of March 8, 2002, the registrant had 4,490,901 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held on April 29, 2002 are incorporated by reference into Part III.

*
Solely for purposes of this calculation, all directors and executive officials of the registrant and all stockholders beneficially owning more than 5% of the registrant’s common stock are considered to be affiliates.

EXPLANATORY NOTE

The registrant is amending Items 5, 7, 7A and 8 of Part II and the exhibit index of its Form 10-K for the fiscal year ending December 31, 2001. The amendments to Item 8 are to several notes to the financial statements. There are no changes made to the financial statements themselves as previously filed.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company’s common stock, $0.01 per share (“Common Stock”) has been traded on the NASDAQ National Market (the “National Market”) under the symbol “CEDC” since June 1999. Prior thereto it traded on the NASDAQ Small Cap Market since its initial public offering in July 1998. Before such time, there was no established public trading market for the Common Stock. The following table sets forth the high and low sales prices for the Common Stock, as reported on the NASDAQ National Markets for each of the Company’s fiscal quarters in 2000 and 2001.

	High	Low
Quarter Ended 3/30/00	$6.50	$4.31
Quarter Ended 6/30/00	$5.44	$3.56
Quarter Ended 9/30/00	$5.25	$3.50
Quarter Ended 12/31/00	$3.88	$1.06

	High	Low
Quarter Ended 3/30/01	$4.06	$1.88
Quarter Ended 6/30/01	$5.21	$3.00
Quarter Ended 9/30/01	$7.00	$3.93
Quarter Ended 12/31/01	$12.98	$5.17

On March 8, 2002, the last reported sales price of the Common Stock was $12.70 per share.

Holders

As of March 8, 2002, there were 1,394 recorded holders of the Common Stock.

Dividends

CEDC has never declared or paid any dividends on its capital stock. Future dividends will be subject to approval by CEDC’s board of directors and will depend upon, among other things, the results of the Company’s operations, the Company’s capital requirements, surplus, general financial condition and contractual restrictions and such other factors as the board of directors may deem relevant.

The Company has instituted a policy of having all of its subsidiaries (except Carey Agri) pay dividends to their respective shareholders, either the Company or Carey Agri. The subsidiaries, except for Carey Agri will distribute 50% of their respective current years after tax profits except for those generated during the first year of ownership. The retained earnings prior to January 1, 2001 are not considered distributable. As at December 31, 2001, the Company’s subsidiaries, will provide for dividends of approximately $1,100,000 to Carey Agri and the Company. Based on the Company’s shareholdings, CEDC will receive $154,000 and Carey Agri $946,000.

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

Subsidiaries except for Carey Agri will distribute 50% of any current years after tax profit except for those generated during the first year of ownership. The retained earnings prior to January 1, 2001 are not considered distributable. As at December 31, 2001, the Company’s subsidiaries will provide for dividends of $1,137,000 to Carey Agri and CEDC. Based on the shareholdings CEDC is obligated to receive $154,000 and Carey Agri $983,000.

Unregistered common stock issued in 2001

On April 5, 2001, the Company issued 31,264 shares of common stock in connection with its acquisition of 97% of the voting shares of Astor Sp. z o.o. See note 10 to the consolidated financial statements contained in Item 8 of this Form 10-K. These shares were issued pursuant to the exemption from registration provided by Regulation S. The securities were issued in an off-shore private placement in reliance on Regulation S to entities which are not “United States persons,” as defined by Section 902(k)(1) of Regulation S. The stock certificates for all such securities bear a legend indicating that the stock is restricted and may not be sold in the United States without registration or an exemption from such requirements. Further, the holders agreed to a twelve-month lock-up period.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.

Overview

The Company’s operating results are generally determined by the volume of alcoholic beverages that can be sold by the Company through its national distribution system, the gross profits on such sales and control of costs. The Company purchases the alcoholic beverages it distributes from producers as well as other importers. Normally purchases are made with the sellers providing a period of credit, generally between 25 and 90 days, before the purchase price is to be paid by the Company. Since the Company’s initial public offering in July 1998, however, the Company pays for a significant portion of its domestic vodka purchases using cash on delivery terms in order to receive additional discounts. The Company sells the alcoholic beverages with a mark-up over its purchase price, which mark up reflects the market price for such individual product brands in the Polish market. Additional margins are available for premium-imported brands.

The following comments regarding variations in operating results should be read considering the rates of inflation in Poland during the period—1999, 9.8% 2000, 10.1% and 2001, 3.6%— as well as the fluctuations of the Polish zloty compared to the U.S. Dollar. The zloty in comparison to the U.S. Dollar appreciated 0.1% in 2000 and appreciated 3.8% in 2001.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

In the following Management, Discussion and Analysis section the reference to “core operations” means the 2001 historical financial results as adjusted by deducting the elements of Astor Company for the nine months ended December 31, 2001 and for PHA for the three months to March 31, 2001. The basis of preparation is still under US GAAP, the objective being to allow the reader to assess the underlying condition of the Company excluding effects of acquisitions reported for less than a full calendar year.

Net sales increased $47.0 million or 35.8% from $131.2 million in 2000 to $178.2 million in 2001. The increase is attributable to:

Net sales for the year ended December 31, 2000	$131.2 million
Increase in core sales	$ 21.5 million / 16.4%
Incremental sales from new acquisitions	$ 25.5 million / 19.4%
Net sales for the year ended December 31, 2001	$178.2 million

Of the increase due to acquisitions $14.3 million is attributable to the acquisition of Astor Company. For the year ended December 31, 2001, core operations generated sales of $152.7 million, which represents a core growth rate of 16.4%. This core growth rate is mainly due to increased coverage whereby the Company has been able to increase the geographical size of the area it services as well as increasing the number of clients serviced within those areas. Sales productivity, or the number of transactions per client/salesman has also increased.

Gross margin increased $6.1 million, or 34.9% from $17.5 million for the year ended December 31, 2001 to $23.6 million for the year ended December 31, 2000. The increase can be attributable to:

Gross margin for the year ended December 31, 2000	$17.5 million
Increase in margin resulting from core operations	$ 3.5 million / 20.0%
Incremental margin resulting from new acquisitions	$ 2.6 million / 14.9%
Gross margin for the year ended December 31, 2001	$23.6 million

Gross margin as a percentage of sales for the year ended December 31, 2000	13.3%
Core gross margin as a percentage of core sales for fiscal year 2001	13.8%
Gross margin from acquisitions	10.2%
Total gross margin as a percentage of sales for year ended December 31, 2001	13.2%

The increase in gross margin percentage on core operations is primarily due to the better buying conditions that the Company is now able to leverage from its suppliers based on its increased size.

Operating overhead expenses (excluding depreciation, amortization and bad debt provision) increased $3.4 million or 26.0% from $13.1 million in 2000 to $16.5 million in 2001. The increase is attributable to:

SG&A for the year ended December 31, 2000	$13.1 million
Increase in SG&A from core operations	$ 2.1 million / 16.0%
Incremental SG&A resulting from acquisitions	$ 1.3 million / 10.0%
SG&A for the year ended December 31, 2001	$16.5 million

As a percentage of sales operating overheads decreased from 10.0% in 2000 to 9.2% in 2001. Within the total operating overhead, $0.6 million relates from the acquisition of Astor Company. The increase due to core operations is 16.0%. The increase is mainly due to the Company carrying a full years charge for its new distribution and customs facility in Warsaw.

Depreciation of tangible fixed assets increased from $366,000 in 2000 to $841,000 in 2001 an increase of 129%. This increase is due to the Company’s investment in its logistics infrastructure, that is, delivery vehicles and warehouse facilities. The increase due to the acquisition of Astor Company is not material amounting to $15,000.

Amortization of intangibles increased $67,000 from $695,000 in 2000 to $762,000 in 2001. This increase is due to the acquisition of Astor Company and to the inclusion of a full year charge for the PHA acquisition of 2000.

The Company’s bad debt provision is based on the ageing of its trade receivables. Currently the Company has a policy of making provisions for 100% of debtors over 365 days, 50% for debtors between 270 and 365 days, 25% for debtors between 180 and 270 days and 12.5% for debtors between 90 and 180 days old. From this total a reduction of 7.5% is made to reflect current cash recovery rates. The trade receivables are recorded at a value including VAT (sales tax), which is currently 22% of the net sales value. The charge to income is based on the movement in the total reserve between any two balance sheet dates. The charge for the year ended December 31, 2001 was $0.7 million, on both the full and core basis. This represents an increase of 37.5% over the full year ended December 31, 2000. The increase is due to the increase sales activity during the year. As a percentage of sales for 2001 the charge for doubtful debts equaled 0.40% and for 2000 was 0.39%. The Company’s experience is that this policy gives adequate coverage and it expects to be able to continue this policy in the immediate future and that the charge as a percentage of sales should remain in the 0.3 to 0.5 % range.

As a result of the factors mentioned above, the Company was able to improve its operating profit from $2.8 million in 2000 to $4.8 million in 2001, an increase of 71.4%. This increase is attributable to:

Operating profit for the year ended December 31, 2000	$2.8 million
Increase in operating profit from core operations	$0.8 million / 28.6%
Incremental operating profit from acquisitions	$1.2 million / 42.8%
Operating profit for the year ended December 31, 2001	$4.8 million

Operating profit on core operations increased from $2.8 million, or 2.1% of sales for fiscal year 2000 to $3.6 million, or 2.4% of sales for fiscal year 2001. Total operating profit as a percentage of sales for 2001 was 2.7% and for 2000 was 2.1%.

In 2001, interest income was $77,000 compared to $261,000 in 2000. The decrease was a result of using the excess funds in the Company for operational purposes.

Interest expense increased $390,000 or 40.8% from $955,000 in 2000 to $1,345,000 in 2001. The increase due to core operations was 20.7%. This increase is mainly due to the Company’s decision in November 2000 to migrate the majority of its non-acquisition loans to local Polish zloty denominated loans. The non-acquisition loans, or working capital loans are used solely to facilitate the purchase of vodka on cash on delivery (COD) terms. This enables the Company to obtain significant rebates or early settlement discounts. While the coupon charge is higher (see note 6 and 8 in the financial statements below) this policy means the Company reduces any exposure to foreign exchange risks on its working capital loan book thereby making the cost/benefit decision more transparent. As a percentage of net sales, interest expense was 0.7% in 2000 and 0.8% in 2001.

Net realized and unrealized foreign currency transactions arise from the restatement of non-Polish zloty assets and liabilities, which are primarily, bank loans and their compensating hedging instruments. For the year ended December 31, 2001, the Company incurred net foreign exchange losses of $12,000, this compares to $494,000 loss for the year ended December 31, 2000, a reduction of 97.5%. For core operations the reduction was 79.1%.

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

The effective Polish tax rate decreased from 33.8% in 2000 to 30.9% in 2001. Permanent differences (for items such as non-deductible interest, taxes, and depreciation) between financial and taxable income normally make up a considerably lower percentage of income before income taxes when income before income taxes is higher, as it was in 2001. For this reason, as well as the decrease in the statutory tax rate in Poland from 30% in 2000 to 28% in 2001, the effective tax rate was lower in 2001. The Company believes its US deferred tax asset of $197,000 will be recovered by virtue of interest and other income received from loans and other services provided to its subsidiaries. The subsidiary Polish deferred tax asset of $633,000 is due to timing and should be recovered from future operating profits. See note 12 to the consolidated financial statements for further information on income taxes.

Net income increased $1.5 million from $1.0 million in 2000 to $2.5 million in 2001. This increase is attributable to:

Net earnings for the year ended December 31, 2000	$1.0 million
Increase due from core operations	$0.6 million / 60.0%
Increase due from acquisitions	$0.9 million / 90.0%
Net earnings for the year ended December 31, 2001	$2.5 million

As a percentage of sales on core operations net earnings increased from 0.8% in fiscal year 2000 to 0.9% in fiscal year 2001. Total net earnings as a percentage of sales for the year ended December 31, 2001 were 1.4%. The increase in net earnings was due to the factors noted above.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

In the following Management, Discussion and Analysis section the reference to “core operations” means the 2000 historical financial results are adjusted by deducting the elements of PHA for the nine months ended December 31, 2000 and for MTC for the three months to March 31, 2000. The basis of preparation is still under US GAAP; the objective is to allow the reader to access the underlying condition of the Company, without regards to acquisitions reported for less than a full year.

Net sales increased $41.0 million, or 45% from $90.2 million in 1999 to $131.2 million in 2000. The increase is attributable to:

Net sales for the year ended December 31, 1999	$ 90.2 million
Increase in core sales	$ 1.6 million / 1.8%
Incremental sales from new acquisitions	$ 39.4 million / 43.7%
Net sales for the year ended December 31, 2000	$131.2 million

This increase is mainly due to increased sales of domestic vodka due to the acquisition of PHA. From core operations the Company had sales of $91.8 million, which represents a core growth rate of 1.8%. As mentioned in the note in seasonality the Company’s beer sales are mainly in the summer months. If the summer months are not consistently warm then beer sales are adversely affected especially in the resort regions in the north of Poland.

Gross margin increased $4.7 million, or 36.7% from $12.8 million for the year ended December 31, 1999 to $17.5 million for the year ended December 31, 2000. The increase can be attributable to:

Gross margin for the year ended December 31, 1999	$12.8 million
Increase in margin resulting from core operations	$ 0.8 million / 6.2%
Incremental margin resulting from new acquisitions	$ 3.9 million / 30.5%
Gross margin for the year ended December 31, 2000	$17.5 million

Gross margin as a percentage of sales for the year ended December 31, 1999	14.2%
Core gross margin as a percentage of core sales for fiscal year 2000	14.7%
Gross margin from acquisitions	10.2%
Total gross margin as a percentage of sales for year ended December 31, 2000	13.4%

The increase in gross margin percentage on core operations is primarily due to the better buying conditions that the Company is now able to leverage from its suppliers based on its increased size.

Core sales, general and administrative expenses increased $4.3 million or 54.7% from $9.5 million in 1999 to $14.7 million in 2000. As a percentage of sales core selling costs increased from 10.6% in 1999 to 11.2% in 2000. As an absolute value this increase is mainly due to the additional costs consolidated because of the acquisition of PHA and as a percentage the increase was because of one off integration costs. On a core operations basis the increase was 18.9% to $10.5 million, which as a percentage of sales from core operations was 11.4%.

Goodwill and trademark amortization increased from $0.4 million in 1999 to $0.7 million in 2000, an increase of 75%. The increase was due to the full year charge for the 1999 acquisitions of MTC and PWW plus the nine-month charge following the acquisition of PHA.

Depreciation of tangible fixed assets increased from $120,000 in 1999 to $366,000 in 2000 an increase of 205%.

Provisions for doubtful debts increased from $254,000 in 1999 to $517,000 in 2000. As a percentage of net sales the provision increased from 0.28% in 1999 to 0.39% in 2000. The reason for the increase was a change in policy for the year 2000. Whereas US accounting rules do permit the level of doubtful debt provisioning to be at the reasonable discretion of a company’s management, the Company has decided that because of the growth in sales it would be more prudent to apply a systematic approach to debtor provisioning. It is this change in method, which has brought about the increase in provision rates. The Company expects this rate to be maintained in the 0.3-0.5% range for the future.

As a result of the factors mentioned above, the Company suffered an overall decrease in its operating profit from $3.2 million in 1999 to $2.8 million in 2000, a decrease of 12.5%. This decrease is attributable to:

Operating profit for the year ended December 31,1999	$ 3.2 million
Decrease in operating profit from core operations	$(1.7)million / (53.1)%
Incremental operating profit from acquisitions	$ 1.3 million / 40.6%
Operating profit for the year ended December 31, 2000	$ 2.8 million

Operating profit on core operations increased from $3.2 million, or 3.5% of sales for fiscal year 1999 to $1.5 million, or 1.6% of sales for fiscal year 2000. Total operating profit as a percentage of sales was 2.1%.

Interest expense increased $0.6 million or 155% from $0.4 million in 1999 to $1.0 million in 2000. This increase is mainly due to additional borrowing required for financing the acquisitions and for supporting the higher sales volume. On core operations, interest expense was $0.6 million as a percentage of net sales. Interest expense was 0.4% in 1999 and 0.7% in 2000.

In 2000, interest income was $0.3 million compared to $0.4 million in 1999.

Net realized and unrealized foreign currency transactions resulted in losses of $215,000 in 1999 and $494,000 in 2000. From core operations net realized and unrealized foreign currency transaction losses were $0.6 million. In addition, the Company no longer considered Poland to be a hyperinflationary country since January 1, 1998 and made the Polish zloty the functional currency for the Company’s operations. Therefore, translation losses are accounted for in equity, in the determination of comprehensive income, rather than in the income statement. Such translation losses were $1.9 million in 1999 and $2.2 million in 2000.

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

Net income decreased $0.9 million from $1.9 million in 1999 to $1.0 million in 2000. This decrease is attributable to:

Net earnings for the year ended December 31, 1999	$ 1.9 million
Decrease due from core operations	$(1.7) million
Increase due from acquisitions	$ 0.8 million
Net earnings for the year ended December 31, 2000	$ 1.0 million

Statement of Liquidity and Capital Resources

The Company’s net cash balance remained the same for 2001 as it was for 2000 compared to a decrease of $0.7 million in 2000. The stabilization was a result of the tighter credit terms given to wholesalers in the last weeks of 2001 so as to reduce any exposure to future possible doubtful debts.

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

The Company received $539,000 in funds as a result of option holders exercising their options during the year. The Company was able to reduce net borrowings by $0.8 million during the course of the year as opposed to increasing net borrowing by $6.1 million in 2000. The nature of the Company’s business is that it has to invest heavily in working capital towards the end of the calendar year, which is traditionally its busiest selling period. With this in mind the Company arranged for various short-term funds to be available to it. At December 31, 2001 the Company had $1.3 million of unused facilities available to it within these short-term agreements (see Note 8 of the Notes to the Consolidated Financial Statements for additional information).

Statement on Inflation and Currency Fluctuations

Inflation in Poland was 3.6% for the whole of 2001, considerably lower than the 8.9% in 2000.

The percentage of aggregated purchases denominated in foreign currencies has decreased resulting in lower foreign exchange exposure. However, the level of borrowings denominated in U.S. Dollars and Euros has increased due to the funding of the acquisitions. In 2001, the zloty appreciated 3.9% versus the U.S. Dollar and appreciated 8.1% versus the Euro. Because of the volatility of exchange rates during the year loans were taken at weaker rates that those achieved at year-end.

Seasonality

The Company’s sales have been historically seasonable with on average 30% of the sales occurring in the fourth quarter. During 2001, sales in the fourth quarter were 32% of the full year, this compares to 37% for the fourth quarter of 2000. This movement is the result of improvements in sales productivity initiated in 2000, which have resulted in a more balanced performance throughout the year.

The Company’s working capital requirements are also seasonal, and are normally highest in the months of December and January. Liquidity then normally improves as collections are made on the higher sales during the months of November and December.

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

During April 2001, the Company completed its acquisition of 97% of Astor Sp. z o.o. a distributor in the north of Poland with a 2001 turnover of approximately $20.0 million. The purchase price is approximately $1.15 million and 31,264 CEDC shares. The Company anticipates that the total acquisition cost in regards to Astor Sp. z.o.o. will be approximately $4.0 million in cash and shares (if targeted profits are achieved over the next two years-contingent consideration).

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

Revenue and Margin Recognition

The Company only recognizes revenue and margin when goods have been shipped to customers on the basis of a validated customer order and where a delivery acceptance note as signed by the customer has been returned to the Company. Sales are stated net of customer discounts and sales tax. The Company does not operate a policy of goods shipped on consignment nor does it offer goods on a sale or return basis.

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

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

Exchange Rate Fluctuations

Translation Risks

The Company’s operations are conducted primarily in Poland and its functional currency is the Polish zloty and the reporting currency is the U.S. Dollar. The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, bank loans, overdraft facilities and long-term debt. All of the monetary assets represented by these financial instruments are located in Poland; consequently, they are subject to currency translation risk when reporting in U.S. dollars.

If the U.S. Dollar increases in value against the Polish zloty, the value in U.S. Dollars of assets, liabilities, revenues and expenses originally recorded in the Polish zloty will decrease. Conversely, if the U.S. Dollar decreases in value against the Polish zloty, the value in U.S. Dollars of assets, liabilities, revenues and expenses originally recorded in Polish zloty will increase. Thus, increases and decreases in the value of the U.S. Dollar can have an impact on the value in U.S. Dollar of our non U.S. Dollar assets, liabilities, revenues and expenses, even if the value of these items has not changed in their original currency.

Transaction Risk

Commercial Exposure.    Our commercial foreign exchange exposure mainly arises from the purchase of imported alcoholic beverage in currencies other than our functional currency of the Polish zloty. Thus, accounts payable for imported beverages are billed in various currencies and the Company is subject to short-term changes in the currency markets for product purchases. The Company also operates a bonded warehouse where the inventory acquired from foreign suppliers is recorded in its source currency. Thus, any currency movement on trade payables resulting from either a strengthening or weakening of the Polish zloty against a foreign suppliers currency is often compensated for by and opposite movement relating to inventories recorded in the imported currency. Below is a table indicating the respective trade payable and imported inventory in U.S. Dollar (USD), British Pounds Sterling (GBP) and Euro (EUR). Please note that on January 1, 2002, the Euro became the functional currency across the “Euro Zone”, and therefore items disclosed as EUR may actually have been recorded in the base currency as of December 31, 2001. These have been restated to EURO to reflect the actual settlement risk.

Short term trade payables and inventory (all amounts are due in 2002):

Trade Payables	Local Currency	USD Equivalent
USD	181,088	181,088
GBP	(6,924)	(10,026)
EUR	1,010,425	892,711

		1,063,773

Inventory	Local Currency	USD Equivalent
USD	284,277	284,277
GBP	16,326	23,639
EUR	634,134	560,258

		868,174

Financial Exposure.    Our general policy requires our subsidiaries to borrow funds and invest excess cash in the same currency as their functional currency, the Polish zloty, where these funds are needed for and generated by operations. Where funds are needed for investment and acquisition purposes they are taken in U.S Dollar and Euro. The Company’s exposure to various currencies on it bank funding for both 2002 and 2003 is given in the table below.

	Year of Maturity
	2002	2003	Total
	(Thousands of USD)
Bank loans payable in USD	$2,275	$5,256	$7,531
Bank loans payable in EURO	$1,219	—	$1,219
Bank loans payable in Polish zloty	$2,408	—	$2,408
Bank overdrafts payable in Polish zloty	$3,959	—	$3,959
Total Bank Funding	$9,861	$5,256	$15,117

Of the short-term bank loans 1.4 million Euro ($1.2 million equivalent) and $1 million are revolving credits, which take the legal form of one-year borrowings. These loans have been automatically renewed in the past and the Company expects them to be renewed in the future. Bank loans and overdrafts denominated in Polish zloty are also renewable after one-year and have been presented according to their legal form. More details of the repayments dates and conditions of both the short-term and long-term loans can be found in notes 6 and 8 of the financial statements.

Bank borrowings are sensitive to interest and foreign currency market risks as they usually bear interest at variable rates and are denominated in various currencies. In 2000 and 2001 it increased management of its currency risk through the use of forward contracts for periods between three and six months. The amount of open forward contracts as of December 31, 2000 was zero and as at December 31, 2001 were 6 million U.S. Dollars and 1.8 million EURO, respectively. In tabular form the amounts of forward contracts as of December 31, for both 2000 and 2001 were:

	2000	2001
U.S. Dollar to Polish zloty	zero	$6.0 million
Euro to Polish zloty (1.8 million Euro) U.S. Dollar equivalent	zero	$1.6 million

Exchange rates against U.S. Dollar at	December 31, 2000	December 31, 2001
Polish zloty	4.1432	3.9863
EURO	3.8544	3.5219

Interest Rate Fluctuations

The Company may have an exposure to interest rate movements through its bank deposits and indebtedness. The Company does not enter into any hedging arrangements in regards to its interest risk exposure i.e. interest rate swaps or forward rate agreements.

Because all of the Company’s debts are at floating rates, changes in interest rates may impact its net interest expense, positively by way of a reduction in base rates and adversely should base rates rise. The Company’s sensitivity to interest rate movements is expressed in the table below.

	December 31, 2000	December 31, 2001
Average bank debt (in $000’s)	$12,655	$14,742
Percentage subject to variable interest rates	100%	100%
Impact on net interest charge from 1% change in base rates	$126.6 +/-	$147.4 +/-

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Central European Distribution Corporation

We have audited the accompanying consolidated balance sheets of Central European Distribution Corporation as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ERNST & YOUNG AUDIT Sp. z o.o.

Warsaw, Poland
March 1, 2002

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED BALANCE SHEETS
Amounts in columns expressed in thousands

	December 31,
	2000	2001
ASSETS
Current Assets
Cash and cash equivalents	$2,428	$2,466
Accounts receivable, net of allowance for doubtful accounts of $1,230,000 and $1,930,000 respectively	30,983	38,102
Inventories	9,557	9,001
Prepaid expenses and other current assets	809	1,560
Deferred income taxes	416	480

Total Current Assets	44,193	51,609
Intangible assets, net	3,269	3,002
Goodwill, net	8,202	9,969
Equipment, net	3,031	3,372
Deferred income taxes	80	411
Other assets	536	614

Total Assets	$59,311	$68,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$26,399	$29,685
Bank loans and overdraft facilities	1,383	9,861
Income taxes payable	35	308
Taxes other than income taxes	928	999
Other accrued liabilities	686	1,692
Current portions of obligations under capital leases	—	269
Current portion of long-term debt	5,400	1,912

Total Current Liabilities	34,831	44,726

Long-term debt, less current maturities	7,988	3,344
Long-term obligations under capital leases	—	151

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity
Preferred Stock ($0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common Stock ($0.01 par value, 20,000,000 shares authorized, 4,402,356 and 4,503,801 shares issued at December 31, 2000 and 2001, respectively)	45	46
Additional paid-in-capital	14,175	15,383
Retained earnings	4,635	7,161
Accumulated other comprehensive loss	(2,243)	(1,684)
Less Treasury Stock at cost (64,100 shares at December 31, 2000 and 72,900 shares at December 31, 2001)	(120)	(150)

Total Stockholders’ Equity	16,492	20,756

Total Liabilities and Stockholders’ Equity	$59,311	$68,977

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Amounts in columns expressed in thousands
(except per share data)

	Year ended December 31,
	1999	2000	2001
Net sales	$90,240	$131,233	$178,236
Cost of goods sold	77,471	113,687	154,622

Gross profit	12,769	17,546	23,614
Selling, general and administrative expenses	8,795	13,120	16,445
Bad debt provision	254	517	711
Depreciation of tangible fixed assets	120	366	841
Amortization of intangible assets	368	695	762

Operating income	3,232	2,848	4,855
Non-operating income (expense)
Interest expense	(374)	(955)	(1,345)
Interest income	378	261	77
Realized and unrealized foreign currency transaction losses, net	(215)	(494)	(12)
Other income (expense), net	(13)	(172)	83

Income before income taxes	3,008	1,488	3,658
Income tax expense	1,106	503	1,132

Net income	$1,902	$985	$2,526

Net income per share of common stock, basic	$0.47	$0.23	$0.58

Net income per share of common stock, diluted	$0.47	$0.23	$0.57

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Amounts in columns expressed in thousands

	Common Stock
	Issued		In Treasury		Additional Paid-in- Capital	Retained Earnings	Accumulated other comprehensive loss	Total
	No. of shares	Amount	No. of Shares	Amount
Balance at December 31, 1998	3,780	$38	—	—	$10,651	$1,748	$(110)	$12,327
Net income for 1999	—	—	—	—	—	1,902	—	1,902
Foreign currency translation adjustment	—	—			—	—	(1,869)	(1,869)

Comprehensive income for 1999	—	—			—	1,902	(1,869)	33
Common stock issued in connection with acquisitions	354	4			2,249	—	—	2,253

Balance at December 31, 1999	4,134	$42			$12,900	$3,650	$(1,979)	$14,613
Net income for 2000	—	—			—	985	—	985
Foreign currency translation adjustment	—	—			—	—	(264)	(264)

Comprehensive income for 2000	—	—			—	985	(264)	721
Treasury shares purchased			64	(120)				(120)
Common stock issued in connection with acquisitions	268	3			1,275	—	—	1,278

Balance at December 31, 2000	4,402	$45	64	$(120)	$14,175	$4,635	$(2,243)	$16,492
Net income for 2001						2,526		2,526
Foreign currency translation adjustment							559	559

Comprehensive income for 2001						2,526	559	3,085
Treasury shares purchased			9	(30)				(30)
Common stock issued in connection with IPO options	70	1			611			612
Common stock issued in connection with acquisition	32				597			597

Balance at December 31, 2001	4,504	$46	73	$(150)	$15,383	$7,161	$(1,684)	$20,756

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in columns expressed in thousands

	Year ended December 31,
	1999	2000	2001
Operating Activities
Net income	$1,902	$985	$2,526
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	446	1,061	1,603
Deferred income tax benefit	(162)	(184)	(395)
Bad debt provision	254	517	711
Changes in operating assets and liabilities:
Accounts receivable	(1,517)	(14,307)	(5,157)
Inventories	(354)	(1,947)	1,227
Prepayments and other current assets	(1,737)	1,002	(700)
Trade accounts payable	864	11,770	1,089
Income and other taxes	(799)	348	226
Other accrued liabilities and other	(2,228)	(390)	1,612

Net Cash (used in)/provided by Operating Activities	(3,331)	(1,145)	2,742

Investing Activities
Purchases of equipment	(1,113)	(1,898)	(735)
Proceeds from the disposal of equipment	137	112	101
Acquisitions of subsidiaries	(4,758)	(3,855)	(1,763)

Net Cash Used In Investing Activities	(5,734)	(5,641)	(2,397)

Financing Activities
Borrowings on bank loans and overdraft facility	10,114	5,567	8,653
Payment of bank loans and overdraft facility	(7,949)	(3,714)	(1,335)
Long-term borrowings	6,387	8,280	1,827
Payment of long-term borrowings	—	(3,914)	(9,959)
IPO warrants exercised	—	—	537
Purchase of treasury shares	—	(120)	(30)

Net Cash provided by (used in) Financing Activities	8,552	6,099	(307)

Net Increase (Decrease) in Cash and Cash Equivalents	(513)	(687)	38
Cash and cash equivalents at beginning of period	3,628	3,115	2,428

Cash and cash equivalents at end of period	$3,115	$2,428	$2,466

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries (Note 10)	$2,253	$1,278	$596

Common stock issued to Consultants	$138	$48	$74

Capital leases	—	—	$516

Supplemental disclosures of cash flow information
Interest paid	$354	$865	$1,241
Income tax paid	1,313	532	1,216

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

CEDC’s authorized capital stock consists of 20.0 million shares of common stock, $0.01 par value, and 1.0 million shares of preferred stock, $0.01 par value. No shares of preferred stock have been issued and its terms and conditions will be established by the Board of Directors at a later date.

In July 1998, CEDC had an initial public offering of 2,000,000 shares (at $6.50 per share) receiving net proceeds of approximately $10.6 million. The shares are currently quoted on the NASDAQ National Market.

Carey Agri is a Polish limited liability company with headquarters in Warsaw, Poland. Carey Agri distributes alcoholic beverages throughout Poland and all operating activities are conducted within that country. It currently has branches in the following Polish cities: Warsaw, Kraków, Szczecin, Gdynia, Wroclaw, Torun, Katowice, Poznan, Zielona Gora, and Biaylstok.

In March 1999, the Company purchased a significant portion of the business assets, of Multi Trade Company S.C. (MTC). MTC is a distributor of alcoholic beverages located in Biaylstok, Poland.

In May 1999, the Company purchased a significant portion of the business assets, of the Cellar of Fine Wines S.C. (CFW). CFW is an importer and a distributor of wines located in Sulejówek near Warsaw, Poland.

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

During August 2001, the Company created a new Polish subsidiary—Fine Wines & Spirits Sp. z o.o. (FWS). The new subsidiary will operate the Company’s five retail outlets.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Monetary amounts in columns expressed in thousands
(except per share information)

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in Polish zloties (PLN) in accordance with Polish statutory requirements and the Accounting Act of 29 September 1994. The subsidiaries’ financial statements have been adjusted to reflect generally accepted accounting principles in the United States of America (US GAAP).

Foreign Currency Translation and Transactions

For all of the Company’s subsidiaries the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income Statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of shareholders’ equity. Gains and losses from foreign currency transactions are included in net income for the period.

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

Equipment

Equipment is stated at cost, less accumulated depreciation. Depreciation of equipment is computed by the straight-line method over the following useful lives:

Type	Depreciation life in years
Transportation equipment under capital leases	2
Transportation equipment	6
Beer dispensing and other equipment	2-10

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Monetary amounts in columns expressed in thousands
(except per share information)

Intangible assets

Intangibles consist primarily of acquired trademarks. The trademarks are amortized on a straight-line basis over the period of the expected economic benefits (20 years). The Company assesses the recoverability of its trademarks whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support the recorded trademarks. If undiscounted cash flows are not sufficient to support the recorded assets, an impairment charge would be recognized to reduce the carrying value of the trademarks. No such charge has been considered necessary through the date of the accompanying financial statements.

The acquired trademarks in the amount of $4,077,000 had accumulated amortization of $879,000 and $1,146,000 for 2000 and 2001 respectively.

Estimated aggregate future amortization expense for intangible assets is as follows:

2002	$204
2003	204
2004	204
2005	204
Thereafter	2,115

$2,931

Revenue & Margin Recognition

Revenue and margin are recognized when goods are shipped to customers and where a delivery acceptance note as signed by the customer has been returned to the Company. Sales are stated net of slotting fees, other turnover related customer discounts and sales tax.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. The Company does not involve itself in direct advertising but manages marketing and promotional budgets part of which are covered by suppliers. Marketing and promotion costs not covered by suppliers were:

	1999	2000	2001
Free promotional product	$190,000	$146,000	$155,000
Point of sale merchandise	$169,000	$132,000	$144,900

Total Key Marketing	$359,000	$278,000	$299,900

These costs are recorded within selling, general and administration costs.

Occasionally the Company will issue free product to retailers and wholesalers under sales incentive programs. These are not material and have averaged $50,000 for each of the past three years. These costs are recorded within cost of goods sold.

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

Estimates

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Monetary amounts in columns expressed in thousands
(except per share information)

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

Employee Stock-Based Compensation

As permitted by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation costs have been recognized for fixed stock options issued under the Company’s employee stock incentive plan. The Company discloses pro forma net income and net income per share as if the fair value method of SFAS No. 123 had been used (see Note 14).

Financial Instruments

The Company uses derivative financial instruments (forward foreign currency contracts) to hedge transactions denominated in foreign currencies in order to reduce the currency risk associated with fluctuating exchange rates. Such contracts are used primarily to hedge certain foreign denominated obligations. The Company’s policy is to maintain hedge coverage only on existing obligations. The gains and losses on these contracts offset changes in the value of the related exposures in accordance with SFAS 133 as amended by SFAS 138, which was adopted by the Company in 2001. The adoption of SFAS 133/138, did not have a material effect on the consolidated financial statements. The principal currencies hedged are the U.S. Dollars, and the Euro. The duration of the hedge contract typically does not exceed six months. The counter-parties to the contracts are large, reputable commercial banks and accordingly, the Company expects all counter-parties to meet their obligations.

Comprehensive Income

Comprehensive income is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income adjusted by, among other items, foreign currency translation adjustments. The foreign translation losses/gains on the remeasurements from Polish zloties to US dollars are classified separately and the only component of the accumulated other comprehensive income included in shareholders’ equity.

During the period ended December 31, 2001, the Company incurred foreign currency translation gains of $559,000 and reported this amount as part of the accumulated comprehensive loss in shareholders’ equity. During 2001, the Polish zloty strengthened during the second half of the year and as a result reduced the amount of the currency translation loss as compared to the previous year. Additionally translation losses with respect to long-term inter-company transactions with the parent company are charged to other comprehensive loss. No deferred tax benefit has been recorded on the comprehensive loss in regards to the long-term inter-company transactions with the parent company, as the repayment of the loan is not anticipated in the foreseeable future.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Monetary amounts in columns expressed in thousands
(except per share information)

Segment Reporting

The Company operates in one industry segment, the distribution of alcoholic and non-alcoholic beverages. These activities are conducted by Carey Agri, MTC, CFW, PHA, Astor and FWS in Poland. Substantially all revenues, operating profits and assets relate to this business. CEDC assets (excluding inter-company loans and investments) located in the United States of America represent less than 1% of consolidated assets

Net Income Per Common Share

Net income per common share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share (EPS) are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the year. The stock options and warrants discussed in Note 14 were included in the computation of diluted earnings per common share (Note 9).

Reclassifications

Certain amounts in the financial statements have been reclassified from prior years to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In June 2001, the FASB released SFAS 141 “Business Combinations”. This Statement requires that Combinations are accounted for by a single method—the purchase method. This Statement also requires separate recognition of intangible assets apart from goodwill if they meet the prescribed criteria. Disclosure of the primary reasons for the business combination is required and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption is necessary. When the amounts of goodwill and intangible assets acquired are significant in relation to the purchase price paid, disclosure of other information about those assets is required. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The Company does not anticipate any reclassifications of intangible assets from the application of SFAS 141.

In June 2001, the FASB released SFAS 142 “Goodwill and other intangible assets”. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Upon adoption of the new standard, the Company anticipates that all amortization of goodwill as a charge to earnings will be eliminated. Goodwill amortization charged to earnings during 2001 amounted to approximately $494,000.

In August 2001, the FASB released SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of”. This statement removes goodwill from its scope, (addressed in SFAS 142) and addresses long-lived assets to be held and used, to be disposed of other than sale and to be disposed of by sale. The provisions of this statements are required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not anticipate that this statement will have a material effect on their financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Monetary amounts in columns expressed in thousands
(except per share information)

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Monetary amounts in columns expressed in thousands
(except per share information)

3.    Goodwill

Goodwill, presented net of accumulated amortization in the consolidated balance sheets, consist of:

	December 31,
	2000	2001
Goodwill	$8,403	$10,664
Less accumulated amortization	(201)	(695)

Goodwill, net	$8,202	$9,969

4.    Equipment

Equipment, presented net of accumulated depreciation in the consolidated balance sheets, consists of:

	December 31,
	2000	2001
Equipment under capital lease	$—	$516
Transportation equipment	2,542	3,234
Beer dispensing and other equipment	1,479	1,479

	4,021	5,229
Less accumulated depreciation	(990)	(1,857)

Equipment, net	$3,031	$3,372

In 2001, the Company recorded a depreciation expense related to equipment under capital lease in the amount of $42,000. The accumulated depreciation for equipment under capital lease was $42,000.

5.    Allowances for Doubtful Accounts

Changes in the allowance for doubtful accounts during each of the three years in the period ended December 31, 2001 were as follows:

	Year ended December 31,
	1999	2000	2001
Balance, beginning of year	$181	$343	$1,230
Provision for bad debts	254	517	711
Charge-offs, net of recoveries	(92)	—	(11)
Acquired allowance from purchase of PHA	—	370	—

Balance, end of year	$343	$1,230	$1,930

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Monetary amounts in columns expressed in thousands
(except per share information)

6.    Long Term Loans

Long-term debt consists of the following;

	December 31,
	2000	2001
USD	$9,813	$5,256
EUR	$3,095	—
PLN	$480	—

Total long-term debt	$13,388	$5,256

Current Portion	$5,400	$1,912
Long-term Portion	$7,988	$3,344

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

The weighted average interest rate on these two loans was 7.8% in 2000 and 6.2% for 2001.

The principal repayments for the following years are as follows:

2001
2002	$1,912
2003	1,649
2004	1,150
2005	545
Thereafter	—

$5,256

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

2002	$1,560
2003	1,560
2004	1,560
2005	1,300
Thereafter	—

$5,980

The Company also has rental agreements for all of the regional offices and warehouse space. Monthly rentals range from approximately $2,000 to $11,670. All of the regional office and warehouse leases can be terminated by either party within two or three months prior notice. The retail shop lease has no stated expiration date, but can be terminated by either party with three months prior notice.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Monetary amounts in columns expressed in thousands
(except per share information)

7.    Lease Obligations (continued)

The rental expense incurred under operating leases during 1999, 2000 and 2001 was as follows:

	1999	2000	2001
Rent expense	$754	$1,442	$2,583

During 2001, the Company entered into a number of capital leases for transportation equipment. The future minimum lease payments for the assets under capital lease at December 31, 2001 are as follows:

2002	$280
2003	157
Thereafter	—

$437
Less interest	(17)

$420

8.    Bank Loans and Overdraft Facilities

The Company has banking facilities with six banks and the majority of the Company’s credit lines are of a short-term nature. The credit lines are denominated in various currencies as follows:

	December 31,
	2000	2001
USD	$14	$2,275
EUR	—	1,219
PLN	1,369	6,367

	$1,383	$9,861

The weighted average interest rate on all bank loans and overdraft facilities was 8.2% and 8.7% for December 31, 2000 and 2001 respectively. This increase is due to the larger proportion of local currency debt within the debt portfolio.

In 1999, the Company obtained a long-term loan of $1,500,000 of which $1,000,000 was repaid in May 2001.

In April 1999, the Company obtained a EUR denominated long-term loan of 1,380,000 EUR which is due in May 2002. From May 2002 the loan will be subjected to annual review and has therefore been reclassified as a short-term facility. This loan is collateralized by inventory up to a value of 3,500,000 PLN.

On May 16, 2000, the Company signed a loan agreement for $850,000. The loan is repayable in installments of $212,500 commencing August 20, 2001. As at December 31, 2001, $425,000 was outstanding of which $212,500 was repaid in February 2002.

On July 21, 2000, the Company signed a loan agreement for $750,000. The loan was repaid in July 2001.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Monetary amounts in columns expressed in thousands
(except per share information)

8.    Bank Loans and Overdraft Facilities (continued)

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

At December 31, 2001, the Company had unused facilities of $1,300,000 within its agreed overdraft facilities denominated in Polish zloty.

9.    Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	1999	2000	2001
Basic:
Net income	$1,902	$985	$2,526
Weighted average shares of common stock outstanding	4,050	4,334	4,359

Basic earnings per share	$0.47	$0.23	$0.58

Diluted:
Net income	$1,902	$985	$2,526

Weighted average shares of common stock outstanding	4,050	4,334	4,359
Net effect of dilutive employee stock options based on the treasury stock method	—	—	54
Net effect of dilutive stock options—based on the treasury stock method in regards to IPO options/warrants, contingent shares from acquisition and options issued to consultants	—	—	34

Totals	4,050	4,334	4,447

Diluted earnings per share	$0.47	$0.23	$0.57

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Monetary amounts in columns expressed in thousands
(except per share information)

9.    Earnings per share (continued)

Warrants granted in connection with the 1998 Initial Public Offering, options compensation to consultants, contingent shares for acquisitions and employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during portions of 2001.

10.    Acquisitions

The Company completed the acquisition of Astor Sp. z o.o. effective April 5, 2001, for a cash purchase price of $1,200,000 and 31,264 shares of CEDC stock (stock valued at approximately $98,000) The shares issued may not be sold without the Company’s consent for three years subsequent to the acquisition date. As part of the purchase agreement with Astor, a non-compete agreement was established with the former stockholders for a period of three years. The terms of the agreement allow for an additional payment of both cash and Company stock, which are contingent upon Astor Sp. z o.o. achieving a certain profit target. As at December 31, 2001, Astor achieved their projected earnings and as a result the Company has accrued $369,000 and 44,753 shares of CEDC stock (valued at approximately $498,000). If the acquired company is able to achieve the remaining targeted earnings, the total acquisition cost is expected to be approximately $4,000,000. Astor Sp. z o.o. is based in Olsztyn, Poland. Its primary area of activity is the distribution of various spirits and non-alcoholic beverages.

The Company acquired 97% of the voting shares of Astor Sp. z o.o. Based on the purchase agreement the remaining 3% of the voting shares will be received by the Company over the next three years.

The acquisition of Astor Sp. z o.o. has been accounted for as a purchase, and the operating results of the acquired company have been included in the consolidated condensed financial statements from the date of acquisition. The acquired goodwill will be amortized over a 20 year period. The amortization of the acquired goodwill will cease as of January 1, 2002 as discussed in “Summary of significant accounting policies—recently issued accounting pronouncements”.

The acquisition was financed using the Company’s loan facilities and issuance of Company stock as indicated above. The remaining contingent consideration if any, is expected to be finalized during the first quarter of 2003 and 2004.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Monetary amounts in columns expressed in thousands
(except per share information)

10.    Acquisitions (continued)

Assuming consummation of the PHA and Astor acquisitions and the issuance of common shares as of January 1, 2000, the un-audited pro-forma consolidated operating results for 2000 and 2001 are as follows:

	2000	2001
Net sales	$140,706	$184,426
Net income	862	2,526
Net income per share data:
Basic earnings per share of common stock	$0.19	$0.58
Diluted earnings per share of common stock	$0.19	$0.57

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

Inflation and Currency Risk

The Polish government has adopted policies that in recent years has lowered and made more predictable the country’s level of inflation. The annual rate of inflation was approximately 9.8% in 1999, 8.5% in 2000 and 3.6% in 2001. The exchange rate for the zloty had stabilized and the rate of devaluation of the zloty had decreased for the last several years. During the first two quarters of 2001, the zloty decreased in value in respect to the US dollar, while in the latter half of the year made a strong recovery against the US dollar. Inflation and currency exchange fluctuations have had, and may continue to have, an adverse effect on the financial condition and results of operations of the Company.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Monetary amounts in columns expressed in thousands
(except per share information)

11.    Financial Instruments, Commitments and Contingent Liabilities (continued)

A portion of Carey Agri’s, CFW’s, MTC’s, and ASTOR’s loans and accounts payable and operating expenses are expected to continue to be, denominated in or indexed to the U.S. Dollar or other non-Polish denominated currencies. By contrast, substantially all of the Company’s revenue is denominated in Polish zloty. Any devaluation of the zloty against the U.S. Dollar or other currencies that the Company is unable to offset through price adjustments will require the Company to use a larger portion of its revenue to service its non-zloty denominated obligations. While the Company may enter into transactions to hedge the risk of exchange rate fluctuations, it is unlikely that the Company will be able to obtain hedging arrangements to completely eliminate the currency risk. Accordingly, shifts in the currency exchange rates may have an adverse effect on the ability of the Company to service its non-zloty denominated obligations and, therefore may have an effect on the Company’s financial condition and results of operations.

Supply contracts

The Company has various agreements covering its sources of supply, which, in some cases, may be terminated by either party on relatively short notice. Thus, there is a risk that a significant portion of the Company’s supply of products could be curtailed at any time. The Company has made payments to suppliers to secure longer-term sources of supply.

Contingent liabilities

The Company is involved in some litigation and has claims against it for matters arising in the ordinary course of business. In the opinion of management, the outcome will not have a material adverse effect on the Company’s operations.

12.    Income Taxes

Income tax expense consists of the following:

	Year ended December 31,
	1999	2000	2001
Current Polish income tax expense	$1,268	$687	$1,527
Deferred Polish income tax benefit, net	(101)	(195)	(331)
Deferred US income tax (benefit)/expense	(61)	11	(64)

Total income tax expense	$1,106	$503	$1,132

Total Polish income tax payments (or amounts used as settlements against other statutory liabilities) during 1999, 2000 and 2001 were $1,313,000, $532,000 and $1,216,000 respectively. CEDC has paid no U.S. income taxes and has net opening loss carry forwards totaling $579,000, of which $221,000 will expire in 2014 and $358,000 will expire in 2016.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Monetary amounts in columns expressed in thousands
(except per share information)

12.    Income Taxes (continued)

Total income tax expense varies from expected income tax expense computed at Polish statutory rates (34% in 1999, 30% in 2000 and 28% in 2001) as follows:

	Year ended December 31,
	1999	2000	2001
Tax at Polish statutory rate	$1,023	$446	$1,024
Increase in deferred tax asset valuation allowance relating primarily to bad debt expense	46	124	134
Effect of foreign currency exchange rate change on net deferred tax assets and reduction of deferred tax asset due to changes in tax rates	14	(47)	(40)
Permanent differences:
Non-taxable interest	(15)	(20)	(8)
Non-deductible taxes	16	—	5
Non-deductible transportation taxes	7	—	9
Other non-deductible expenses	15	—	8

Income tax expense	$1,106	$503	$1,132

Significant components of the Company’s deferred tax assets is follows:

	December 31,
	2000	2001
Deferred tax assets:
Allowance for doubtful accounts receivable	$382	$411
Unrealized foreign exchange (losses)/gains, net	(75)	18
Accrued expenses, deferred income and prepaids, net	147	43
Carey Agri operating loss carry forward expiring 2005	134	40
Tax benefit derived from sales to subsidiaries	—	504
CEDC operating loss carry-forward benefit, expiring in 2012—2016	81	182

Total deferred tax assets	$669	$1,198
Less valuation allowance	(173)	(307)

Net deferred tax asset	$496	$891

Shown as:
Current deferred tax asset	$416	$480
Non-current deferred tax asset	80	411

	$496	$891

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Monetary amounts in columns expressed in thousands
(except per share information)

12.    Income Taxes (continued)

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

Carey Agri’s, MTC’s, CFW’s, PHA’s, FWS’s, and Astor’s tax liabilities (including corporate income tax, Value Added Tax (VAT), social security and other taxes) may be subject to examinations by Polish tax authorities for up to five years from the end of the year the tax is payable. CEDC’s US federal income tax returns are also subject to examination by the US tax authorities. As the application of tax laws and regulations, and transactions are susceptible to varying interpretations, amounts reported in the consolidated financial statements could be changed at a later date upon final determination by the tax authorities.

13.    Related Party Transactions

A director of CEDC is also the director of one of the Company’s suppliers of wine. Purchases from this company amounted to approximately $471,600, $630,600 and $705,000 in 1999, 2000 and 2001, respectively. This Company is owed $124,000 as at December 31, 2001 for purchases made during 2001.

The Company rents under a short-term rental agreement from the Company’s president a retail unit. The rent is $2,200 per month. The total rental expense incurred during 2000 and 2001 in regards to this premises was $26,400 per year.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Monetary amounts in columns expressed in thousands
(except per share information)

14.    Stock Option Plans and Warrants

Incentive Plan

In November 1997, the CEDC 1997 Stock Incentive Plan (“Incentive Plan”) was created. This Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, executives, and other employees of CEDC and any of its subsidiaries or of any service providers. The Incentive Plan authorizes the issuance of up to 750,000 shares of Common Stock (subject to anti-dilution adjustments in the event of a stock split, recapitalization, or similar transaction). The compensation committee of the board of directors will administer the Incentive Plan. The Company has reserved 750,000 shares for future issuance in relation to the Incentive Plan.

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

Summaries of the Company’s stock option activity, both in total and as regards employees and insiders specifically, along with other related information for the years ended December 31, 1999, 2000 and 2001 are in the tables below. The tables below do not include any information concerning the Company’s outstanding warrants, which are discussed later in this note. Options are shown as outstanding in the year in which the exercise price becomes determinable. The weighted-average exercise price data is included only for options that were vested and exercisable in the relevant period.

Employees and Insiders Only

	Options			Weighted-Average Exercise Price
	1999	2000	2001	1999	2000	2001
Outstanding at January 1,	91,000	178,500	263,750	—	—	—
Granted	102,500	85,250	115,000	$6.77	$3.92	$6.64
Exercised	—	—	—	—	—
Forfeited	(15,000)	—	—	$6.50	—	—

Outstanding at December 31,	178,500	263,750	378,750	$6.66	$5.77	$6.04
Exercisable at December 31,	131,000	211,000	314,250	$6.63	$6.27	$5.78
Weighted-average fair value of options granted	102,500	85,250	115,000	$2.45	$1.71	$2.24

Total Options

	Options			Weighted-Average Exercise Price
	1999	2000	2001	1999	2000	2001
Outstanding at January 1,	141,000	303,500	388,750	—	—	—
Granted	177,500	85,250	130,000	$6.69	$3.92	$6.81
Exercised	—	—	(65,000)	—	—	$8.00
Forfeited	(15,000)	—	—	$6.50	—	—

Outstanding at December 31,	303,500	388,750	453,750	$7.02	$6.13	$6.02
Exercisable at December 31,	181,000	336,000	439,250	$6.43	$6.60	$6.50
Weighted-average fair value of options granted	177,500	85,250	130,000	$2.45	$1.71	$2.24

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Monetary amounts in columns expressed in thousands
(except per share information)

14.    Stock Option Plans and Warrants (continued)

Exercise prices for options outstanding as of December 31, 2001 ranged from $3.78 to $8.00. The weighted-average remaining contractual life of those options is approximately 6 years as of December 31, 2001.

CEDC granted stock options in 1997 to members of the Board of Directors for 52,500 shares, which were conditional upon an effective initial public offering, which was subsequently completed in July 1998. The exercise price of these options was the initial public offering price of $6.50. These options may be exercised over a ten-year period.

In 1998, the Company granted 5,000 options to an executive officer under a three-year employment agreement and with an exercise price to be the same as the initial public offering price, which was $6.50. These options were forfeited in 1999 as they were not exercised during the 90-day period following termination of employment. On January 1, 1999, the Company granted an additional 10,000 options to the same executive officer at an exercise price of $5.82. These options had not vested when the executive left his employment and were also forfeited.

The Company also in 1998 granted 12,500 options to members of the Board of Directors upon their re-election. These options were also conditional upon the completion of the initial public offering and have an exercise price of $6.50. On November 13, 1998 the Company also granted 21,000 options to certain employees under the Incentive Plan at an exercise price of $6.50.

In 1999, the Company granted 42,500 options to its employees under the Incentive Plan at an exercise price of $6.75, the market price on August 17, 1999. On May 26, 1999, the Company granted 40,000 options to members of it Board of Directors upon their re-election at an exercise price of $6.88. On March 12, 1999, the Company granted 10,000 options to the former owners of MTC with an exercise price of $7.50.

On August 1, 2000, the Company granted 65,750 options to purchase its shares to certain employees under its Incentive Plan. These options have an exercise price of $3.78. On May 23, 2000, the Company granted 14,500 options to members of its Board of Directors on their re-election at an exercise price of $4.00. On January 7, 2000, the Company granted 5,000 options to an executive officer as part of his employment agreement and the exercise price was $4.88.

On February 7, 2001, the Company granted 10,000 options to one of its executive officers with an exercise price of $3.50. On April 23, 2001, the Company granted 5,000 options to an executive officer with an exercise price of $4.10. On April 30 and May 1, 2001, the Company granted 28,000 options to members of its Board of Directors upon their re-election at an average exercise price of $4.21. On October 1, 2001, the Company granted 20,000 options to an executive officer as part of his new employment agreement with an exercise price of $6.75. On November 1, 2001, the Company granted 37,000 options to certain employees under its Incentive Plan at an exercise price of $8.70. On November 19, 2001, the Company granted 15,000 options to one of its executive officers under its Incentive Plan at an exercise price of $9.10.

The tables above include all of the employee and insider options previously discussed.

The weighted average fair value was estimated at the date the exercise price of the options could be determined using a Black-Scholes option pricing model. The following weighted-average assumptions were used for 1999, 2000 and 2001: risk-free interest rate of 5.5%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of 0.68, and a weighted-average expected life of the option of 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its incentive stock options under the fair value method of that Statement.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Monetary amounts in columns expressed in thousands
(except per share information)

14.    Stock Option Plans and Warrants (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effect of any forfeiture is recognized when it occurs. The Company’s pro forma information for 1999, 2000 and 2001 is as follows:

	1999	2000	2001
Net income as reported	$1,902	$985	$2,526
Pro forma net income	$1,651	$839	$2,235
Pro forma earnings per share:
Basic	$.41	$.19	$.51
Diluted	$.41	$.19	$.50

Options Given to Vendor

In late 1998, the Company granted options to a vendor for 50,000 shares of common stock in exchange for a three-year service contract. These options are exercisable from March 1999 until September 2004 at the following prices: $5.90 until September 2002, $7.00 until September 2003, and $8.30 until September 2004. Under APB 25 and FASB 123, the fair value of options given to vendors must be expensed over the service period. Using the Black Scholes method described above, with similar assumptions, the fair value of these options was $75,000. These options were exercised during January 2002.

In 1999, the Company granted options to a consulting firm for 75,000 shares of common stock in exchange for a one-year service contract involving various acquisition consultations. The exercise price of the options is $8.00. These options are exercisable at any time during a period of nine years commencing March 5, 2000. Using the Black-Scholes method, 75 periods were used to determine the volatility of the price. The value of the options is approximately $135,000. Based upon the 10 months of the service contracts which has run by December 31, 1999, costs of $112,500 were capitalized to the purchase of MTC and CFW or deferred with respect to the other pending acquisitions. The remaining $22,500 was expensed to the statement of operations for the year ended December 2000. In December 2001, 65,000 options were exercised.

During October 2001, the Company granted 15,000 options to a consulting firm in exchange for a service contract not exceeding one-year involving various consultations. The exercise price of the option is $7.71. These options become exercisable at different intervals during 2002. Using the Black-Scholes method, 150 periods were used to determine the volatility of the price. The value of the options is approximately $128,000. Approximately $74,000 was deferred as a non-current asset. The balance of the value will be recognized when the services are determined and rendered.

All of these options were included in the calculation of diluted earnings per share and are included in the table referring to total option activity given above.

IPO Warrants

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Monetary amounts in columns expressed in thousands
(except per share information)

15.    Share repurchase program

On November 27, 2000, the Company’s Board of Directors authorized a share repurchase program to buy up to 200,000 shares in the open market The Company repurchased 64,100 shares in 2000 and 8,800 shares in the 2001 in open market for an aggregate cost of $150,000 through December 31, 2001. The Company may purchase the remaining authorized shares over the next twelve months in the open market. These shares have been treated as treasury stock.

16.    Derivative financial instruments

Effective January 1, 2001, the Company adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. The Company uses derivatives to moderate the financial market risks of its business operations. Derivative products such as forward contracts are used to hedge the foreign currency market exposures underlying certain liabilities with financial institutions. The Company’s accounting policies for these instruments are based on its designation of these instruments as hedging transactions. An instrument is designated as a hedge based in part on its effectiveness in risk reduction and one-to-one matching of derivatives with the related balance sheet risk.

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

For currency forward contracts, effectiveness is measured by using the forward-to-forward rate compared to the underlying economic exposure. The Company’s hedging policy was considered highly effective during the nine month period ended September 30, 2001. The ineffective portion for the nine-month period ended of $294,000 (gain) was recognized in non-operating income. During the fourth quarter, the Company’s hedging policy was not considered highly effective. The Company recognized a $357,000 loss in non-operating income in regards to their forward contracts during the fourth quarter.

The amount of open forward contracts as at December 31, 2000 was nil and as at December 31, 2001 were:

Values in U.S. Dollars	U.S. Dollar	Euro
March 2002 termination date	$4,000,000	$1,590,300
June 2002 termination date	$2,000,000	$—
Unrealized losses as at December 31, 2002 (total)	$230,450	$127,200

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Monetary amounts in columns expressed in thousands
(except per share information)

17.    Subsequent events

During February 2002, the Company signed two letters of intent regarding the purchases of Damianex S.A. (Polish spirit distributor) and AGIS S.A. (Polish spirit distributor).

Agis S.A. sales for 2001 were approximately $76 million (un-audited). The acquisition of Agis S.A. is scheduled for close by April 30, 2002.

Damianex S.A. sales for 2001 were approximately $78 million (un-audited). The acquisition of Damianex S.A. is scheduled for close by March 31, 2002.

The acquisitions will be financed by a combination of cash obtained from financial institutions and shares.

18.    Quarterly financial information (Un-audited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2000 (A)	2001	2000	2001 (B)	2000	2001	2000	2001
Net Sales	$18,720	$33,602	$31,323	$45,530	$32,103	$42,073	$49,087	$57,031
Gross Profit	2,800	4,551	4,097	5,868	4,197	5,452	6,452	7,743
Operating Income	247	584	850	1,330	491	1,140	1,260	1,801
Net Income	$23	$379	$87	$471	$119	$447	$756	$1,229
Net Income per Common Share—Basic	$0.01	$0.09	$0.02	$0.11	$0.03	$0.10	$0.17	$0.28
Net Income per Common Share—Diluted	$0.01	$0.09	$0.02	$0.11	$.0.03	$0.10	$0.17	$0.27

(A)	Purchase of PHA
(B)	Purchase of ASTOR

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

Report of Independent Auditors.

Consolidated Balance Sheets at December 31, 2000 and 2001.

Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 1999, 2000, and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001.

Notes to Consolidated Financial Statements.

(a)(2)  Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Company’s consolidated financial statements or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)  The following exhibits are either provided with this Form 10-K or are incorporated herein by reference.

Exhibit Number	Exhibit Description

2.1
Contribution Agreement among Central European Distribution Corporation and William V. Carry, William V. Carry Stock Trust, Estate of William O. Carry and Jeffrey Peterson dated November 28, 1997 (Filed as Exhibit 2.1 to the Registration Statement on Form SB-2, File No. 333-42387, with the Commission on December 17, 1997 [the “1997 Registration Statement’] and incorporated herein by reference.)

3.1	Certificate of Incorporation (Filed as Exhibit 3.1 to the 1997 Registration Statement and incorporated herein by reference.)

3.2	Bylaws (Filed as Exhibit 3.2 to the 1997 Registration Statement and incorporated herein by reference.)

4.1	Form of Common Stock Certificate (Filed as Exhibit 4.1 to the 1997 Registration Statement and incorporated herein by reference.)

4.2

Form of Warrant Agreement and attached form of Representatives’ Warrant (Filed as Exhibit 4.2 to Amendment No. 1 on Form S-1 to Form SB-2 Registration Statement, File No. 333-42387, with the Commission on April 17, 1998 [the “First 1998 Registration Statement”] and incorporated herein by reference.)

10.1
1997 Stock Incentive Plan as amended (Filed as Exhibit 10 to Amendment No. 1 to the Registration Statement on Form S-3/A, File No. 333-89868, filed on July 23, 2002 and incorporated herein by reference.)

10.2

Employment agreement with William V. Carey and CEDC dated as of August 1, 2001 (Filed as Exhibit 10.2 to the Company’s annual report on Form 10-K filed on March 15, 2002 and incorporated herein by reference.)

10.3	Employment agreement with Neil Crook and the Company (Filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on May 15, 2000 and incorporated herein by reference.)

10.4

Employment agreement with Neil Crook and Carey Agri International Poland Sp. z o.o. (Filed as Exhibit 10.4 to the Company’s annual report on Form 10-K filed on March 15, 2002 and incorporated herein by reference.)

10.5

Employment agreement with Evangelos Evangelou and CEDC dated September 16, 2001 (Filed as Exhibit 10.5 to the Company’s annual report on Form 10-K filed on March 15, 2002 and incorporated herein by reference.)

10.6	Executive Bonus Plan (Filed as Exhibit 10.6 to the Company’s annual report on Form 10-K filed on March 15, 2002 and incorporated herein by reference.)

10.7	Distribution contract with Polmos Bialystok (Filed as Exhibit 10.7 to the Company’s Form 10-K/A filed on March 22, 2002 and incorporated herein by reference.)

10.8	Distribution contract with Polmos Poznan (Filed as Exhibit 10.8 to the Company’s Form 10-K/A filed on March 22, 2002 and incorporated herein by reference.)

10.9	Distribution contract with Polmos Zielona Gora (Filed as Exhibit 10.9 to the Company’s Form 10-K/A filed on March 22, 2002 and incorporated herein by reference.)

10.10	Distribution contract with UDV/Guiness Poland Sp. z.o.o dated October 16, 2000 (Filed as Exhibit 10.10 to the Company’s Form 10-K/A filed on March 22, 2002 and incorporated herein by reference.)

10.12	Distribution Agreement with Unicom Bols Group dated April 1, 1998. (Filed as Exhibit 10.13 to the Company’s annual report on Form 10-K filed on April 2, 2001 and incorporated herein by reference.)

10.15	Lease Agreement for warehouse at Bokserska Street 66a, Warsaw, Poland (Filed as Exhibit 10.15 in the Company’s current report on Form 8-K filed on April 16, 2001 and incorporated herein by reference.)

11	Statement re compensation of per share earnings (See Note 9, Notes to the Consolidated Financials.)

21	Subsidiaries of the Company (Filed as Exhibit 21 to the Company’s annual report on Form 10-K filed on March 15, 2002 and incorporated herein by reference.)

23	Consent of Ernst & Young

99	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
William V. Carey Chairman, President, and Chief Executive Officer

Date: September 4, 2002

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ WILLIAM V. CAREY William V. Carey	Chairman, President and Chief Executive Officer (principal executive officer)	September 4, 2002

/s/ JEFFREY PETERSON Jeffrey Peterson	Vice Chairman	September 4, 2002

/s/ NEIL CROOK Neil Crook	Vice President and Chief Financial Officer (principal financial and accounting officer)	September 4, 2002

/s/ JAMES T. GROSSMANN James T. Grossmann	Director	September 4, 2002

/s/ TONY HOUSH Tony Housh	Director	September 4, 2002

/s/ JAN W. LASKOWSKI Jan W. Laskowski	Director	September 4, 2002

/s/ RICHARD S. ROBERTS Richard S. Roberts	Director	September 4, 2002

CERTIFICATIONS

I, William V. Carey, certify that:

1. I have reviewed this annual report on Form 10-K of Central European Distribution Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 4, 2002

/s/ WILLIAM V. CAREY
William V. Carey Chairman, President and Chief Executive Officer (Principal Executive Officer)

I, Neil A. M. Crook, certify that:

1. I have reviewed this annual report on Form 10-K of Central European Distribution Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 4, 2002

/s/ NEIL A. M. CROOK
Neil A. M. Crook Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1
Contribution Agreement among Central European Distribution Corporation and William V. Carry, William V. Carry Stock Trust, Estate of William O. Carry and Jeffrey Peterson dated November 28, 1997 (Filed as Exhibit 2.1 to the Registration Statement on Form SB-2, File No. 333-42387, with the Commission on December 17, 1997 [the “1997 Registration Statement’] and incorporated herein by reference.)

3.1	Certificate of Incorporation (Filed as Exhibit 3.1 to the 1997 Registration Statement and incorporated herein by reference.)

3.2	Bylaws (Filed as Exhibit 3.2 to the 1997 Registration Statement and incorporated herein by reference.)

4.1	Form of Common Stock Certificate (Filed as Exhibit 4.1 to the 1997 Registration Statement and incorporated herein by reference.)

4.2
Form of Warrant Agreement and attached form of Representatives’ Warrant (Filed as Exhibit 4.2 to Amendment No. 1 on Form S-1 to Form SB-2 Registration Statement, File No. 333-42387, with the Commission on April 17, 1998 [the “First 1998 Registration Statement”] and incorporated herein by reference.)

10.1
1997 Stock Incentive Plan, as amended (Filed as Exhibit 10 to Amendment No. 1 to the Registration Statement on Form S-3/A, File No. 333-89868, filed on July 23, 2002 and incorporated herein by reference.)

10.2
Employment agreement with William V. Carey and CEDC dated as of August 1, 2001 (Filed as Exhibit 10.2 to the Company’s annual report on Form 10-K filed on March 15, 2002 and incorporated herein by reference.)

10.3	Employment agreement with Neil Crook and the Company (Filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on May 15, 2000 and incorporated herein by reference.)

10.4
Employment agreement with Neil Crook and Carey Agri International Poland Sp. z o.o. (Filed as Exhibit 10.4 to the Company’s annual report on Form 10-K filed on March 15, 2002 and incorporated herein by reference.)

10.5
Employment agreement with Evangelos Evangelou and CEDC dated September 16, 2001 (Filed as Exhibit 10.5 to the Company’s annual report on Form 10-K filed on March 15, 2002 and incorporated herein by reference.)

10.6	Executive Bonus Plan (Filed as Exhibit 10.6 to the Company’s annual report on Form 10-K filed on March 15, 2002 and incorporated herein by reference.)

10.7	Distribution contract with Polmos Bialystok (Filed as Exhibit 10.7 to the Company’s Form 10-K/A filed on March 22, 2002 and incorporated herein by reference.)

10.8	Distribution contract with Polmos Poznan (Filed as Exhibit 10.8 to the Company’s Form 10-K/A filed on March 22, 2002 and incorporated herein by reference.)

10.9	Distribution contract with Polmos Zielona Gora (Filed as Exhibit 10.9 to the Company’s Form 10-K/A filed on March 22, 2002 and incorporated herein by reference.)

10.10	Distribution contract with UDV/Guiness Poland Sp. z.o.o dated October 16, 2000 (Filed as Exhibit 10.10 to the Company’s Form 10-K/A filed on March 22, 2002 and incorporated herein by reference.)

10.12	Distribution Agreement with Unicom Bols Group dated April 1, 1998. (Filed as Exhibit 10.13 to the Company’s annual report on Form 10-K filed on April 2, 2001 and incorporated herein by reference.)

10.15	Lease Agreement for warehouse at Bokserska Street 66a, Warsaw, Poland (Filed as Exhibit 10.15 in the Company’s current report on Form 8-K filed on April 16, 2001 and incorporated herein by reference.)

11	Statement re compensation of per share earnings (see Note 9, Notes to the Consolidated Financials.)

21	Subsidiaries of the Company (Filed as Exhibit 21 to the Company’s annual report on Form 10-K filed on March 15, 2002 and incorporated herein by reference.)

23	Consent of Ernst & Young

99	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.