Form 10-Q
period 2002-09-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2002-11-14
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD JANUARY 1, 2002 TO SEPTEMBER 30, 2002.

COMMISSION FILE NUMBER 0-24341

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OF INCORPORATION)	54-18652710 (IRS EMPLOYER IDENTIFICATION NO.)

1343 MAIN STREET, #301 SARASOTA, FLORIDA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	34236 (ZIP CODE)

(941) 330-1558
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes  ☒             No  ☐

The number of shares outstanding of each class of the issuer’s common stock as of September 30, 2002:

Common Stock ($.01 par value) 5,713,864 shares

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
Amounts in columns expressed in thousands

	December 31, 2001	September 30, 2002
CURRENT ASSETS
Cash and cash equivalents	$2,466	$2,594
Accounts receivable, (net of allowance for doubtful accounts of $1,930,000 and $3,127,000 respectively)	38,102	27,081
Inventories	9,001	7,627
Prepaid expenses and other current assets	1,560	2,562
Deferred income taxes	480	623

TOTAL CURRENT ASSETS	51,609	40,487
Intangible assets, net	3,002	2,759
Goodwill, net	9,969	22,709
Equipment, net	3,372	6,172
Deferred income taxes	411	480
Other assets	614	1,132

TOTAL ASSETS	$68,977	$73,739

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)—CONTINUED
Amounts in columns expressed in thousands

	December 31, 2001	September 30, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$29,685	$17,441
Bank loans and overdraft facilities	9,861	7,822
Current portion of long term debt	1,912	3,836
Current portion of obligations under capital leases	269	267
Income taxes payable	308	77
Taxes other than income taxes	999	1,259
Other accrued liabilities	1,692	750

TOTAL CURRENT LIABILITIES	44,726	31,452

Long term debt, less current maturities	3,344	4,648
Long term obligations under capital leases	151	393
Redeemable common stock		1,781

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common Stock ($0.01 par value, 20,000,000 shares authorized, 4,503,801 and 5,786,764 shares issued at December 31, 2001 and September 30, 2002, respectively)	46	58
Additional paid-in-capital	15,383	26,439
Retained earnings	7,161	10,900
Accumulated other comprehensive loss	(1,684)	(1,782)
Less Treasury Stock at cost (72,900 shares at December 31, 2001 and at September 30, 2002)	(150)	(150)

TOTAL STOCKHOLDERS’ EQUITY	20,756	35,465

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,977	$73,739

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
Amounts in columns expressed in thousands, except per share data

	Three months ended		Nine months ended
	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002
Net sales	$42,073	$66,508	$121,089	$180,616
Cost of goods sold, excluding amortization and depreciation, including excise tax	36,621	58,080	105,335	156,785

Gross margin, excluding amortization and depreciation	5,452	8,428	15,754	23,831

Selling, general and administrative expenses, excluding amortization and depreciation	3,784	6,004	11,118	15,702
Depreciation of equipment	209	352	641	918
Amortization of goodwill and other intangibles	209	43	620	146
Bad debt expense	110	263	438	843

Operating Income	1,140	1,766	2,937	6,222

Non operating income (expense)
Interest income	15	28	59	82
Interest expense	(368)	(375)	(1,019)	(981)
Realized and un-realized foreign currency transaction losses, net	(3)	(140)	(236)	(429)
Other (expense) income, net	(91)	25	56	30

Income before taxes	693	1,304	1,797	4,924
Income tax expense	246	287	500	1,185

Net income	$447	$1,017	$1,297	$3,739

Net income per share of common stock, basic	$0.10	$0.18	$0.30	$0.71

Net income per share of common stock, diluted	$0.10	$0.17	$0.30	$0.70

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (UNAUDITED)
Amounts in columns expressed in thousands

	Capital Stock				Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Issued		In Treasury
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2001	4,504	$46	(73)	$(150)	$15,383	$7,161	$(1,684)	$20,756
Net income for the nine months ended September 30, 2002						3,739		3,739
Foreign currency translation adjustment							(98)	(98)

Comprehensive income for the nine months ended September 30, 2002						3,739	(98)	3,641
Private placement issuance of Company stock	800	8			7,486			7,494
Stock issued for acquisitions	254	2			2,820			2,822
Stock options/warrants exercised by employees and non-employees	229	2			750			752

Balance at September 30, 2002	5,787	$58	(73)	$(150)	$26,439	$10,900	$(1,782)	$35,465

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
Amounts in columns expressed in thousands

	Nine months ended September 30, 2001	Nine months ended September 30, 2002
OPERATING ACTIVITIES
Net income	$1,297	$3,739
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,261	1,064
Deferred income tax benefit	(287)	(319)
Bad debt provisions	438	843
Foreign exchange losses	236	429
Accounts receivable	6,343	22,402
Inventories	3,248	8,618
Prepayments and other current assets	(568)	(747)
Trade accounts payable	(10,683)	(24,810)
Income and other taxes	(447)	(359)
Other accrued liabilities and other	262	(942)

Net Cash Provided By Operating Activities	1,100	9,918

INVESTING ACTIVITIES
(Purchase) of equipment, Disposal of equipment	(684)	(551)

Acquisition of business, net of cash acquired	(1,344)	(12,140)

Net Cash Used In Investing Activities	(2,028)	(12,691)

FINANCING ACTIVITIES
Borrowings on overdraft facility		1,179
Payments of overdraft facility
Short term borrowings	2,580	965
Payment of short term borrowings	(750)	(6,498)
Long term borrowings	4,510	5,044
Payments of long term borrowings	(6,366)	(6,075)
Net proceeds from Private Placement issuance of share		7,534
Net proceeds from exercise of employee and non-employee options		752
Purchase of treasury shares	(30)

Net Cash (Used in)/Provided By Financing Activities	(56)	2,901

Net Increase (Decrease) in Cash and cash equivalents	(984)	128
Cash and cash equivalents at beginning of period	2,428	2,466

Cash and cash equivalents at end of period	$1,444	$2,594

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in connection with acquisition of businesses	$ 89	$2,822

Capital lease	$ 420	$ 240

Debt assumed in acquisition of businesses		$6,574

Supplemental disclosures of cash flow information
Interest paid	$1,017	$ 951
Income tax paid	$ 807	$1,476

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Amounts in tables expressed in thousands, except per share data

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (CEDC) was organized as a Delaware Corporation in September 1997 to operate as a holding company through its sole subsidiary, Carey Agri International Poland Sp. z o.o. (Carey Agri). In 1999, CEDC formed two subsidiaries upon acquiring the assets of the two companies (MTC and CFW) in 2000 and in 2001 acquired two additional companies (PHA and Astor) and by September 30, 2002 it had acquired Damianex and AGIS as disclosed in Note 5 below. CEDC and its subsidiaries are referred to herein as the Company.

2.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate to make the information presented not misleading. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

3.    COMPREHENSIVE LOSS

The foreign translation losses/gains on the remeasurements from Polish zloties to U.S. dollars are classified separately and the only component of the accumulated other comprehensive income included in shareholders’ equity. As of September 30, 2002, the Company recorded an accumulated other comprehensive loss of $1,782,000 compared to an accumulated loss of $1,684,000 as at December 31, 2001. The movement of $98,000 was due to currency fluctuations, largely between the Polish Zloty and the U.S. Dollar, which relate to the Company’s investments in its subsidiaries of a long-term investment nature.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Amounts in tables expressed in thousands, except per share data

4.    EARNINGS PER SHARE

Earnings per share of common stock is calculated under the provisions of SFAS No. 128, “Earnings per Share”. The increase in stock in 2002 gives effect to the acquisition of AGIS in 2002.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002
Basic:
Net income	$447	$1,017	$1,297	$3,739

Weighted Average shares of common stock outstanding	4,361	5,713	4,351	5,246

Basic Earnings Per Share	$0.10	$0.18	$0.30	$0.71

Diluted:
Net Income	$447	$1,017	$1,297	$3,739

Weighted Average shares of common stock outstanding	4,361	5,713	4,351	5,246
Net effect of dilutive stock options—based on the treasury stock method	45	119	20	117

Totals	4,406	5,832	4,371	5,363

Diluted Earnings Per Share	$0.10	$0.17	$0.30	$0.70

Employee and non-employee options totalling 228,860 have been exercised during the first nine-months of 2002. In addition 97,914 warrants, granted in connection with the 1998 Initial Public Offering were converted.

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

Damianex is Poland’s largest independent beer distributor and has a strong market position in the South-east of Poland. The acquisition has been accounted for as a purchase and the results of Damianex have been included into the consolidated condensed financial statements from the acquisition date. The premium paid in excess of estimated fair market value as at the date of acquisition has been accounted for as goodwill ($5,738,000 which is not tax deductible) and in accordance with SFAS 141 will not be amortized, but will be subject to a periodic impairment review. The Company has obtained an independent valuation of the acquired assets and will finalize the purchase price allocation during the next quarter ending December 31, 2002.

Certain common stock issued in connection with the acquisition is subject to a put option, which allows the seller to require the Company to repurchase the shares at $12.00 per share during the period between April 25, 2003 and April 29, 2003. The common stock attributable to this option has been classified as redeemable common stock at an amount of $12.00 per share ($1,781,000). The common stock given in consideration for the acquisition is subject to a twelve-month lock up period.

On April 24, 2002, the Company completed the acquisition of 100% of the voting stock of AGIS S.A., an alcohol distributor in northern Poland. The purchase price of $6,739,000 consisted of $4,568,000 in cash and the issuance of 172,676 shares of common stock valued at $2,171,000. The source of the funds was a long-term loan of $1,800,000 from Bank Fortis in Warsaw, Poland and $2,768,000 from a private placement offering of common stock, (gross proceeds $8,400,000) finalized by the Company on March 28, 2002.

AGIS has a strong market position in northern Poland. The acquisition has been accounted for as a purchase and the results of AGIS have been included into the consolidated condensed financial statements from the acquisition date. The premium paid in excess of estimated fair market value as at the date of acquisition has been accounted for as goodwill ($6,239,000 which is not tax deductible) and under SFAS 141 will not be amortized, but will be subjected to a periodic impairment review. The Company has obtained an independent valuation of the acquired assets and will finalize the purchase price allocation during the next quarter ending December 31, 2002.

The CEDC common stock given in consideration for the acquisition is subject to a six-month lock up period.

On April 5, 2001, the Company purchased 97% of the voting shares of Astor Sp. z o.o. (Astor) for $1.2 million cash and 31,264 shares of common stock (stock valued at approximately $98,000). The shares issued may not be sold without the Company’s consent for three years subsequent to the acquisition. The terms of the agreement allow for an additional payment of both cash and Company stock, which are contingent upon Astor achieving a certain profit target. As at March 31, 2002, the Company has paid in regards to the contingent consideration $484,000 in cash and issued an additional 81,427 shares of common stock valued at approximately $974,000. If Astor is able to achieve the remaining target earnings, the total acquisition cost is expected to be approximately $3.6 million, which includes further $900,000 contingent consideration, which may be paid over the next two years.

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

Unaudited pro forma financial information

	Three months ended		Nine months ended
	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002
	In Thousands, except per share data
Net sales	$79,394	$66,508	$232,967	$222,502
Net income	$1,068	$1,017	$3,148	$3,183
Net income per share data:
Basic EPS	$0.25	$0.18	$0.72	$0.61
Diluted EPS	$0.24	$0.17	$0.72	$0.60

The unaudited pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had Astor, Damianex and AGIS been acquired on the dates indicated above or the future results of operations of the combined companies.

6.    AMORTIZATION OF GOODWILL

The Company adopted SFAS No. 142 effective January 1, 2002. Under SFAS No.142 goodwill is no longer amortized but reviewed at the beginning of the fiscal year for impairment, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

The Company’s carrying value of goodwill is approximately $22.7 million at September 30, 2002 and is attributable to its only reporting unit (wholesale spirit division). The Company has completed its transitional impairment review of goodwill and as a result concluded that there is no impairment to be recognized at September 30, 2002.

With the adoption SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income and earnings per share would have been as follows:

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Amounts in tables expressed in thousands, except per share data
	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Reported net income	$447	$1,017	$1,297	$3,739
Goodwill amortization	$123	—	$328	—

Adjusted net income	$570	$1,017	$1,625	$3,739

Basic earnings per share of common stock
Reported net income	$0.10	$0.18	$0.30	$0.71
Goodwill amortization	$0.03		$0.07	—

Adjusted basic earnings per share of common stock	$0.13	$0.18	$0.37	$0.71

Diluted earnings per share of common stock
Reported net income	$0.10	$0.17	$0.30	$0.70
Goodwill amortization	$0.03		$0.07	—

Adjusted diluted earnings per share of common stock	$0.13	$0.17	$0.37	$0.70

The following table reflects the components of intangible assets as of September 30, 2002.

	December 31, 2001	September 30, 2002
Trademarks	$3,904	$3,831
Less accumulated amortization	$902	$1,072

Total amortized intangible assets	$3,002	$2,759

The amortization expenses for the three and nine months ended September 30, 2002 were $43,000 and $146,000 respectively.

Estimated aggregate future amortization expense for intangible assets is as follows:

2002	$58
2003	204
2004	204
2005	204
Thereafter	2,089

$2,759

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Amounts in tables expressed in thousands, except per share data

7.    LONG-TERM DEBT AND SHORT-TERM BANK LOANS

Long-term loans	December 31, 2001	September 30, 2002
USD	$5,256	$8,484

Total long-term debt	$5,256	$8,484

Current-portion	$1,912	$3,836
Long-term portion	$3,344	$4,648

Short-term loans	December 31, 2001	September 30, 2002
USD	$2,275	$1,033
EUR	$1,219	$1,357
PLN	$6,367	$5,432

Total short-term borrowing and overdraft facilities	$9,861	$7,822

The Company’s short term borrowing is exclusively for cash purchases from domestic vodka producers. These facilities are all up to one-year terms though in practice they have always been renewed. Because of the contractual terms of the loans, however, they are disclosed as short-term loans.

The weighted average interest rate for the nine months ended September 30, 2002 was 7.4% and for the three months ended September 30, 2002 it was 6.9%. These weighted averages cover all currencies as indicated in the above tables.

8.    CAPITAL LEASE OBLIGATIONS

During the nine-month period, the Company entered into a number of capital leases for transportation equipment. The future minimum lease payments for the assets under capital lease at September 30, 2002 are as follows:

	December 31, 2001	September 30, 2002
2002	$280	$71
2003	$157	$232
2004		$42
2005		$356

	$437	$701
Less interest	(17)	(41)

	$420	$660

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Amounts in tables expressed in thousands, except per share data

9.    INCOME TAXES

Total income tax expense varies from expected income tax expense computed at enacted Polish statutory rates (28% in 2001 and 2002) as follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Tax at the Polish Statutory rate	$96	$365	$503	$1,387
Permanent differences and other items	(5)		(3)
Temporary differences		(78)		(202)

Tax charge	$91	$287	$500	$1,185

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

11.    DERIVATIVE FINANCIAL INSTRUMENTS

All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. The Company uses derivatives to moderate the financial market risks of its business acquisitions. Derivative products such as forward contracts are used to hedge the foreign currency market exposures underlying the Company’s acquisition loans (currently $9.3 million). The Company’s hedging policy does not satisfy the requirements of SFAS 133 and therefore may be considered speculative.

The Company recorded a $3,000 loss and a $140,000 loss for the three-month periods ended September 30, 2001 and 2002 respectively, in regards to their derivative financial instruments. The gains have been recognized in non-operating income.

In the nine-months ended September 30, 2002 the Company recorded a loss of $236,000 as opposed to a loss of $429,000 in the nine-months ended September 30, 2001.

The amount of open forward contracts as at December 31, 2001 was $7,590,300 and no contracts were open as at September 30, 2002.

Values in U.S. Dollars	December 31, 2001	September 30, 2002
March 2002 termination date (U.S. Dollar contract)	$4,000	$0
March 2002 termination date (EURO contract)	$1,590	$0
June 2002 termination date (U.S. Dollar contract)	$2,000	$0
September 2002 termination date (U.S. Dollar)		$0
Total un-realized (losses)/gains as at period ended	$(358)	$0

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in tables expressed in thousands, except per share data

12.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standard Board issued Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issue Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. This Statement specifies that a liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability in Concept Statement 6 is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not anticipate that this statement will have a material effect on its financial statements.

13.    SUBSEQUENT EVENTS

The Company completed the acquisition of Onufry Sp. z.o.o. effective October 15, 2002 for a total purchase price of approximately $2.3 million. The acquisition price will be financed by 64,585 shares of CEDC common stock and $1.6 million in cash of which $0.7 million is from bank loans. Onufry, based in Gdansk, is a liquor distributor.

The acquisition will be accounted for as a purchase. As such, the excess of the purchase price over the estimated fair value of the acquired net assets, which is approximately $2.1 million, will be recorded as goodwill.

The following unaudited pro forma results of operations of the Company give effect to the acquisition of Onufry as though the transaction had occurred on January 1, 2001. The following incorporates the pro-forma results of the acquisitions of Astor, Damianex and AGIS.

The following unaudited pro forma results of operations of the Company give effect to the acquisition of Astor Sp. z o.o., Damianex S.A., AGIS S.A. and Onufry S.A. as though the transaction had occurred on January 1, 2001 and assuming the Private Placement of 800,000 shares of common stock took place on the same day.

Unaudited pro forma financial information

	Three months ended		Nine months ended
	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002
	In Thousands, except per share data
Net sales	$87,281	$74,308	$254,700	$243,953
Net income (loss)	$1,168	$1,417	$3,264	$3,587
Net income per share data:
Basic EPS	$0.27	$0.24	$0.74	$0.68
Diluted EPS	$0.26	$0.23	$0.73	$0.67

The unaudited pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had Astor, Damianex, AGIS and Onufry been acquired on the dates indicated above or the future results of operations of the combined companies.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, including, but not limited to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Investors are cautioned that forward-looking statements are not guarantees of future performance and that undue reliance should not be placed on such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements or to make any other forward-looking statements, whether as a result of new information, future events or otherwise unless required to do so by the securities laws.

The following discussion and analysis provides information which management believes is relevant to the reader’s assessment and understanding of the Company’s results of operations and financial condition and should be read in conjunction with the Consolidated Financial Statements and the notes thereto elsewhere in this report. Investors are also referred to the full discussion of risks and uncertainties associated with forward-looking statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2001.

Overview

We are one of the leading importers and distributors of alcoholic beverages in Poland. The Company operates the largest nationwide next-day alcoholic beverage service in Poland through its thirty regional offices located in Poland’s principal cities, including Warsaw, Krakow, Gdynia and Katowice. We currently distribute approximately 820 brands in three categories: beers, spirits and wines. The Company imports and distributes ten international beers, including, Guinness, Corona, Foster’s, Beck’s Pilsner, Bitburger and Budweiser Budvar. The Company also imports and distributes 548 wine products, including BPH Rothschild, Torres, Bolla, Concha y Toro, Penfolds, Sutter Home, Georges Duboeuf, Mondavi, Veuve Clicquot and Codorniu. The Company currently distributes approximately 190 spirit products, including leading international brands of scotch, single malt and other whiskeys, rums, bourbons, Polish vodkas, tequilas, gins, brandies, cognacs, vermouths and specialty liquors, including Johnnie Walker, Smirnoff, Absolut, Finlandia, Bacardi and Ballantines. In addition to its distribution agreements with various alcoholic beverage suppliers, we are the exclusive importer for Habanos cigars, Dunhill Cigars, General Cigar products and Evian water.

Our Company distributes its products throughout Poland to approximately 13,500 outlets, including off-trade establishments, such as small businesses, medium size retail outlets, petrol stations, duty free, supermarkets and hypermarkets, and on-trade locations, such as bars, night clubs, hotels and restaurants, where such products are consumed.

In April this year, we saw the realization of a significant step in our strategy of building a nationwide alcohol distribution network in Poland with the acquisitions of Damianex S.A. and AGIS S.A. These acquisitions, along with steady management of our existing assets, have meant that the Company has been able to increase both in terms of operating profits and net earnings.

On October 1, 2002, the excise tax on domestically produced spirits was reduced by 30%, a reduction which could impact the retail price of said spirits by as much as 20%. As a result, the market saw a marked reduction in demand in the six weeks leading up to October 1, 2002, as the supply chain reduced its inventory levels in anticipation of the price reduction. The impact of this excise reduction upon the historic results are discussed below. Following the excise reduction, the market has seen to date a marked recovery of demand as inventory levels were re-established and as the impact of the black market spirit sales were reduced as it became less profitable due to the reduction of its price advantage. The Company posted record sales in October 2002 and we expect the excise reduction to be positive for the Company for the combined third and fourth quarters.

Overview (cont’d)

In the nine months ended September 30, 2002, Poland saw a reduction in its inflation rate, which was reduced from 6.2% in the first nine months of 2001 to 1.6% as at September 30, 2002. As a consequence core-lending (3 month WIBOR) rates have also fallen year on year, from 16.1% as at September 30, 2001 to 7.6% as at September 30, 2002.

Uncertainty in economies across the globe have lead to a varied performance of the Polish zloty versus the U.S. Dollar as can be seen in the table below. In the nine months to September 30, 2002, the Polish zloty depreciated 4.1% to 4.1482 as opposed to a depreciation of 2.1% in the nine months ended September 30, 2001. Since September 30, 2002, the zloty has strengthened against the U.S. Dollar and as at November 12, 2002, stood at 3.92 zloty to the U.S. Dollar, an appreciation of 1.7% since year-end and a correction of 5.5% since September 30, 2002.

	2001	2002
March 31,	4.1000	4.1321
June 30,	3.9871	4.0117
September 30,	4.2367	4.1482
December 31,	3.9863

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

In the following discussion we will refer to “core” results. “Core” results are an indication of the results of the Company’s continuing operations excluding the impact of acquisitions in 2002. For the nine months period to September 30, 2002, we have also excluded the results of Astor for the three months to March 31, 2002 as it was acquired on April 5, 2001.

Nine Months to September 30, 2002	Continuing operations 2002 period	Operations acquired 2001	Operations acquired 2002	Total operations 2002 period	Total Operations 2001 period

	$000’s	$000’s	$000’s	$000’s	$000’s
Net Sales	119,466	4,608	56,542	180,616	121,089
Cost of goods sold, including excise taxes	102,808	4,191	49,786	156,785	105,335

Gross margin	16,658	417	6,756	23,831	15,754

	13.9%	9.0%	11.9%	13.2%	13.0%
Selling, general and administrative expenses	11,447	430	3 825	15,702	11,118
Depreciation of equipment	709	4	205	918	641
Amortization of goodwill and trademarks	146			146	620
Bad debt expense	847	13	(17)	843	438

Operating income	3,509	(30)	2,743	6,222	2,937

	2.9%	(0.7%)	4.9%	3.4%	2.4%
Non operating income / (expenses)
Interest income	74		8	82	59
Interest expense	(652)	(37)	(292)	(981)	(1,019)
Realized and un-realized FX gains/(losses)	(429)			(429)	(236)
Other income/(expense), net	16	14		30	56

Income before taxes	2,518	(53)	2,459	4,924	1,797

	2.1%	(1.2%)	4.3%	2.7%	1.5%

Income tax expense	521	93	571	1,185	500

Net income	1,997	(146)	1,888	3,739	1,297
	1.7%	(3.2%)	3.3%	2.1%	1.1%

Revenue

Total revenue for the period increased by 49.2% to $180.6 million for the nine months ended September 30, 2002 as compared to $121.1 million for the prior year comparable period. Core sales reduced by 1.3% or $1.6 million. However, this decrease was attributable to the impact of the lowering in excise tax as at October 1, 2002 when in the six weeks leading to the reduction, sales were reduced as our clients reduced their inventory levels. We estimate this inventory reduction to have adversely impacted sales in the region of $7-8 million.

Gross Margin

Gross margin on sales increased in total by 51.3% to $23.8 million for the nine months ended September 30, 2002 as compared to $15.8 million for the comparable prior year period. Of this growth 5.7% or $0.9 million resulted from core activities. As a percentage of sales total gross margin increased from 13.0% to 13.2%. Core gross margin percentage increased from 13.0% to 13.9%. The increase in core margin percentage was primarily due to improved terms from suppliers resulting from greater buying volumes. The impacted sales resulting from the inventory reduction following the excise tax reduction would have generated margin of approximately $1 million.

Operating Expenses

Total selling, general and administration expenses (SG&A) increased 41.2% from $11.1 million to $15.7 million. Core SG&A increased 3.0% or $0.3 million, due primarily to inflationary pressures.

Depreciation of equipment increased 43.2% mainly due to the additional assets absorbed in the acquisitions of Damianex and AGIS. Core depreciation increased 10.6% due to vehicle rotation and additional spending on IT hardware upgrading.

Amortization of goodwill and trademarks reduced by $0.5 million as a result of the introduction of FASB 142 based on which the Company is no longer required to amortize its acquired goodwill. Instead the Company is required to periodically review the carrying value of its acquired goodwill and write it down should any impairment be required. The Company has performed impairment tests and concluded that no impairment write off is currently required.

Total bad debt provisions increased by 92.5% to $843,000 for the nine months to September 30, 2002 from $438,000 for the prior year comparable period. This increase arose primarily in core operations.

Operating Income

Total operating profit increased 111.8% to $6.2 million for the nine months to September 30, 2002 from $2.9 million for the prior year comparable period. Within this increase 19.5 % was attributable to core operations, which was due to the Company containing increases in costs being held to roughly half the rate of increase in gross margin. The acquisitions added $2.7 million of operating profit, which represents 4.9% of their respective sales. The improved operating profitability is also due to the lower operating costs associated with operations outside of major urban centers.

Interest Expense

Total interest expense fell 3.7% to $981,000 for the nine months to September 30, 2002 from $1,019,000 for the prior year comparable period. Within the 2002 total of $981,000, $292,000 results from the acquired entities themselves. Additionally, approximately $150,000 of interest expense due on the acquisition loans is recorded within core operations but is directly due to the acquisitions. This would mean the interest expense directly attributable to comparable core operations was approximately $539,000 for the nine months to September 30, 2002 compared to the $1.0 million for the nine months to September 30, 2001. This reduction is attributable to both reduction in core debt and to the reduced interest rates over the past twelve months.

Net Realized and Unrealized Foreign Exchange Losses

Total losses resulting from foreign exchange operations increased to $429,000 for the nine months to September 30, 2002 compared to $236,000 for the prior year comparable period. This increase is primarily due to a change of the zloty/USD rate in the last week of September. As mentioned above as at November 12, 2002, the zloty strengthened to 3.92 representing an appreciation of 5.5% since September 30, 2002.

Since September 30, 2002, the Company has converted part of its non Polish zloty loan portfolio into Polish zloty denominated loans and as a consequence gained approximately $250,000 as a one time adjustment for the fourth quarter of 2002. The Company has taken the view that the significantly reduced domestic interest rates when compared to base U.S. Dollar rates do not justify the underlying risk implied in sudden shifts in the exchange rate.

Profit Before Tax

Total profit before tax increased 173% to $4.9 million for the nine months to September 30, 2002 compared to $1.8 million for the prior year period. Of this increase 40.1% or $721,000 was due to core operations.

Net Income After Tax

Total net income increased 188% or $2.4 million to $3.7 million for the nine months ended September 30, 2002 compared to $1.3 million for the comparable prior year period. Of this increase $700,000 or 54% was due to core operations.

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

Three Months to September 30, 2002	Continuing operations 2002 period	Operations acquired 2002	Total operations 2002 period	Total operations 2001 period
	$000’s	$000’s	$000’s	$000’s
Net Sales	36,547	29,962	66,509	42,073
Cost of goods sold, including excise taxes	31,455	26,626	58,081	36,621
Gross margin	5,092	3,336	8,428	5,452
	13.9%	11.1%	12.7%	13.0%
Selling, general and administrative expenses	3,795	2,209	6,004	3,784
Depreciation of equipment	236	116	352	209
Amortization of goodwill and trademarks	43		43	209
Bad debt expense	256	7	263	110
Operating income	762	1,004	1,766	1,140
	2.1%	3.4%	2.7%	2.7%
Non operating income/(expenses)
Interest income	20	8	28	15
Interest expense	(215)	(160)	(375)	(368)
Realized and un-realized FX gains/(losses)	(140)		(140)	(3)
Other income/(expense), net	(89)	114	25	(91)
Income before taxes	338	966	1,304	693
	0.9%	3.2%	2.0%	1.6%
Income tax expense	6	281	287	246
Net income	332	685	1,017	447
	0.9%	2.3%	1.5%	1.1%

Revenue

Total revenue for the period increased by 58.1% to $66.5 million for the three months ended September 30, 2002 as compared to $42.1 million for the prior year comparable period. Core sales reduced by 13.1% or $5.5 million however, this was attributable to the impact of the change in excise tax as at October 1, 2002. As mentioned above in late August and September wholesalers and retailers significantly reduced their inventory levels in anticipation of the price reduction. Initial results for the fourth quarter are indicating that we should recover these sales over the combined third and fourth quarters. We are also observing that volumes are increasing beyond the re-stocking requirement as black market volumes move into the official distribution channels.

Gross Margin

Gross margin on sales increased in total by 54.6% to $8.4 million for the three months ended September 30, 2002 as compared to $5.4 million for the comparable prior period. Core operations suffered a reduction in gross margin of 6.6% or $360,000 due to the volume reductions resulting from the change in excise tax. As a percentage of sales total gross margin decreased from 13.0% to 12.7%, whereas the core gross margin percentage increased from 13.0% to 13.9%. The decrease in vodka sales in the quarter resulting from the excise tax decrease had an affect on the respective product mixes both within the core business and the acquired ones. Within the core business the reduced vodka volume moved the sales mix towards the higher margin wines and imported products which were not impacted by the excise change. This had resulted in an improvement in margin percentage.

Operating Expenses

Total selling, general and administration expenses (SG&A) increased 58.7% from $3.8 million to $6.0 million. Core SG&A remained flat in the three months ended September 30, 2002 at $3.8 million.

Depreciation of equipment increased 68.4% mainly due to the additional assets absorbed in the acquisitions of Damianex and AGIS. Core depreciation increased 12.9% due to vehicle rotation and additional spending on IT hardware upgrading in preparation for the new business software introduced in October in one of the subsidiaries

Amortization of goodwill and trademarks reduced by $150,000 as a result of the introduction of FASB 142 by which the Company is no longer required to amortize it’s acquired goodwill. Instead the Company is required to periodically review the carrying value of its acquired goodwill and write off should any impairment be required. The Company has performed impairment tests and concluded that no impairment write off is currently required.

Total bad debt provisioning increased by 139.1% to $263,000 for the three months to September 30, 2002 from $110,000 for the prior year comparable period.

Operating Income

Total operating profit increased 54.9% to $1.8 million for the three months to September 30, 2002 from $1.1 million for the prior year comparable period. Operating income from core operations fell $378,000 or 33.2% primarily because of the reduced volumes discussed above. The acquisitions added just under $1.0 million of operating profit, which represents 3.3% of their respective sales. These reduced rates of operating profitability are not considered permanent but relate to the reduced volumes in relation to the changes in excise tax.

Interest Expense

Total interest expense increased 1.9% to $375,000 for the three months to September 30, 2002 from $368,000 for the prior year comparable period. Interest expense within the acquired businesses totaled $116,000. In addition we can attribute approximately $65,000 of interest expense in core operations to the loans taken in making the acquisitions. As a result of the $215,000 shown as interest expense in core operations only $150,000 is comparable with the interest charge for the same period in 2001 ($368,000). This reduction in core interest expense is partially due to the reduction of local interest rates from 16.1% as at September 30, 2001 to 7.6% as at September 30, 2002. In addition, the inventory reduction carried out by the Company prior to the excise tax change of October 1, 2002, meant that the Company was able to reduce its cash on delivery (COD) payments, which resulted in the Company reducing its overdraft debt during September.

Net Realized and Unrealized Foreign Exchange Losses

Total losses resulting from foreign exchange operations increased to $140,000 for the three months to September 30, 2002 compared to $3,000 for the prior year comparable period. This increase is primarily due to a change of the zloty/USD rate in the last week of September for which the Company could not effectively hedge. As mentioned above as at November 12, 2002, the zloty strengthened to 3.92 representing an appreciation of 5.5% since September 30, 2002.

Since September 30, 2002, the Company has converted part of its non Polish zloty loan portfolio into Polish zloty denominated loans and as a consequence gained approximately $250,000. The Company has taken the view that the significantly reduced domestic interest rates when compared to base U.S. Dollar rates do not justify the underlying risk implied of future shifts in the exchange rate occurring.

Profit Before Tax

Total profit before tax increased 88.2% to $1.3 million for the three months to September 30, 2002 compared to $0.7 million for the prior year period. As a percentage of revenue total profit before tax was 2.0% for the current year as opposed to 1.6% for the comparable prior year period.

Net Income After Tax

Total net income increased 128% or $570,000 to $1,017,000 for the three months ended September 30, 2002 compared to $447,000 for the comparable prior year period.

STATEMENT OF LIQUIDITY AND CAPITAL RESOURCES

The Company’s net cash balance increased $128,000 in the first nine months of 2002 compared to a decrease of $984,000 in the corresponding period of 2001 and was due to the factors noted below.

The net cash provided by operating activities increased by $8.8 million in 2002 to $9.9 million compared to a positive $1.1 million in 2001. This increase is primarily due to the shift in working capital with the industry supply chain de-stocking in preparation for the October 1, 2002 reduction in excise tax.

The investing activities amount to $12.7 million in 2002 and are primarily due to the acquisitions of Damianex and AGIS. During the 2001 period the investing activities amounted to $2.0 million of which the largest part was the acquisition of Astor.

Financing activities generated $2.9 million of which $7.5 million was due to the net proceeds of the Private Placement of the Company’s common stock in March of this year as well as a $4.3 million long term loan. Both the placement proceeds and the new loan were used to fund the acquisitions of Damianex and AGIS as discussed above. As mentioned previously the reduction of excise tax on October 1, 2002, has meant that in August and September the industry was running down inventory levels which meant that the Company was able to reduce its Cash On Delivery (COD) payments, which resulted in the Company being able to reduce its working capital overdraft facilities.

Statement on liquidity and capital resources (cont’d)

The Company began 2002 with debts of $15.5 million. As mentioned above, in the first nine months of 2002 the Company has increased net borrowings by $4.3 million as part funding for its acquisitions of Damianex and AGIS. In addition, as part of the acquisition the Company took over $6.6 million of debt, as at September 30, 2002 the acquired companies had total operational bank debts, which are used exclusively for cash purchases, of approximately $2.7 million. With the inclusion of the working capital effect of the excise tax reduction, the Company was able to reduce its debt to $16.3 million as at September 30, 2002. The impact of the excise tax reduction is expected to be temporary and because the fourth quarter is also the Company’s busiest quarter we expect debt levels to increase by December 31, 2002.

The total of the Company’s stockholders’ equity may be affected by the cumulative of other comprehensive income adjustments, which as at September 30, 2002 stood at $1.8 million. See note 3 to the condensed consolidated financial statements for further information.

STATEMENT ON INFLATION AND CURRENCY FLUCTUATIONS

Inflation in Poland is projected at 3.2% for the whole of 2002, compared to 6.2% for 2001. For the first nine months of 2002, the inflation was 1.6%. The share of purchases denominated in non-Polish currency has decreased resulting in lower foreign exchange exposure for purchases. The Zloty has depreciated 4.1% against the US Dollar in the first nine months of 2002.

SEASONALITY

The Company’s working capital requirements are seasonal, and are normally highest in the months of November and December. Liquidity normally improves when collections are made on the higher sales during the month of January. The Company expects to experience some variability in sales and net income on a quarterly basis as indicated in the table below.

In millions	Qtr 1	Qtr 2	Qtr 3	Qtr4	Full Year
	actual	actual	actual	F/cast	F/cast
Sales	$42.7	$71.5	$66.5	$110.7	$291.4

After tax earnings	$0.8	$1.9	$1.0	$3.6	$7.3

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

Revenue and Margin Recognition

The Company only recognizes revenue and margin when goods have been delivered to customers on the basis of a validated customer order and where a delivery acceptance note as signed by the customer has been returned to the Company. Sales are stated net of customer discounts and sales tax The Company does not operate a policy of goods shipped on consignment nor does it offer goods on a sale or return basis.

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

Goodwill and Intangibles

Under SFAS 142, the Company no longer periodically amortises its Goodwill. Instead it performs periodic impairment reviews as prescribed under SFAS 142. Other intangibles, specifically trademarks, are amortized over their estimated useful lives.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 3:    Quantitative and Qualitative Disclosures About Marketable Securities

Foreign Currency Risk. Currently some of the Company’s loans are denominated in currencies other than its functional currency, the Polish Zloty, and as a result we may be exposed to foreign exchange risks. To contain these risks, the Company acquires fixed period forward exchange contracts as and when it can buy at favorable rates. The Company does not consistently acquire sufficient contracts to match the underlying acquisition loan in terms of value, but instead manages in terms of rates available.

For the nine months to September 30, 2002, the Company incurred net losses on foreign currency risks of $430,000. This compares to net losses for the nine months to September 30, 2001, of around $236,000.

PART II.    OTHER INFORMATION

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8K

(a)    Exhibit 99

A written statement of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

During the quarter ended September 30, 2002, the Company filed the following reports on Form 8-K:

(i)    An amended report on Form 8-K/A was filed on July 30, 2002 regarding the acquisitions of Damianex S.A. and AGIS S.A. The original Form 8-K regarding the acquisitions of Damianex and AGIS was filed on May 9, 2002.

(ii)    An additional amendment to the Form 8-K/A regarding the acquisition of Damianex and AGIS was filed on August 28, 2002.

(iii)    A Form 8-K regarding the intended acquisition of Onufry was filed on September 23, 2002.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date: November 14, 2002	CENTRAL EUROPEAN DISTRIBUTION CORPORATION (registrant)

	By:	/s/ WILLIAM V. CAREY
William V. Carey President and Chief Executive Officer

Date: November 14, 2002	By:	/s/ NEIL A.M. CROOK
Neil A.M. Crook Chief Financial Officer

CERTIFICATIONS

I, William V. Carey, President and Chief Executive Officer of Central European Distribution Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Central European Distribution Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:  /s/    William V. Carey

William V. Carey
President and Chief Executive Officer
(principal executive officer)

CERTIFICATIONS

I, Neil A.M. Crook, Chief Financial Officer of Central European Distribution Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Central European Distribution Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:  /s/    Neil A.M. Crook

Neil A.M. Crook
Chief Financial Officer
(principal financial officer)