Form 10-K
period 2002-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2003-03-17
CIK 1046880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 0-24341

Central European Distribution Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1865271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1343 Main Street, Suite 301, Sarasota, Florida	34236
(Address of Principal Executive Offices)	(Zip code)

Registrant’s telephone number, including area code: (941) 330-1558

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock on the NASDAQ National Stock Market) on June 28, 2002 was $66,203,700.*

As of March 7, 2003, the registrant had 6,037,863 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of stockholders to be held on April 28, 2003 are incorporated by reference into Part III.

*	Solely for purposes of this calculation, all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant’s common stock are considered to be affiliates.

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN STATEMENTS THAT ARE NOT HISTORICAL FACTS AND MAY BE FORWARD-LOOKING. SUCH STATEMENTS INVOLVE ESTIMATES, ASSUMPTIONS, RISKS AND UNCERTAINTIES. THERE IS NO ASSURANCE THAT FUTURE RESULTS WILL NOT DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO BE MATERIALLY DIFFERENT FROM THE FORWARD-LOOKING STATEMENTS ARE DISCLOSED UNDER THE HEADING “BUSINESS—RISK FACTORS” AND THROUGHOUT THIS FORM 10-K.

PART I

Item 1.    Business

The registrant (CEDC) and its subsidiaries—Carey Agri International Poland Sp z o.o. (Carey Agri), Multi Trade Company (MTC), The Cellars of Fine Wines (PWW), Polskie Hurtownie Alkoholi (PHA), Astor Company, Damianex Company, AGIS Company, Onufry Company and Fine Wine &Spirits (FWS)—are sometimes referred to herein jointly as the “Company”. All of the subsidiaries are wholly owned, except for Astor Company (which is 98% owned) and Onufry (which is 96.75% owned). CEDC was formed in 1997 to operate as a holding company through Carey Agri, which was formed in 1990. MTC and PWW were acquired in 1999, PHA in 2000, Astor Company in 2001 and Agis, Damianex and Onufry in 2002. FWS was formed in 2001 to consolidate the Company’s retail business.

The Company is one of the leading importers and distributors of alcoholic beverages in Poland. The Company operates the largest nationwide next-day alcoholic beverage delivery service in Poland through its 47 regional offices located in Poland’s principal cities, including Warsaw, the Company’s central headquarters. The Company currently distributes approximately 800 brands in five categories: beer, spirits, wine, soft drinks and cigars. The Company exclusively imports and distributes eleven international beers, including Guinness, Corona, Foster’s, Beck’s Pilsner, Bitburger and Budweiser Budvar. The Company currently distributes approximately 293 spirit products, including leading international brands of scotch, single malt and other whiskeys, rums, bourbons, Polish vodkas, tequilas, gins, brandy, cognacs, vermouths and specialty liquors, such as Johnnie Walker, Smirnoff, Absolut, Finlandia, Bacardi and Ballantines. In addition, the Company exclusively imports and distributes approximately 374 wine products, including B.ph. de Rothschild, Torres, Bolla, Concha y Toro, Penfolds, Sutter Home, Georges Duboeuf, Mondavi, Veuve Clicquot and Codorniu. In addition to its distribution agreements with various alcoholic beverage suppliers, the Company is the exclusive importer in Poland for Dunhill Cigars, General Cigar products and Evian water.

The Company distributes its products throughout Poland to approximately 20,000 outlets, including off-trade establishments, such as small businesses, medium size retail outlets, petrol stations, duty free stores, supermarkets and hypermarkets, and on-trade locations, such as bars, nightclubs, hotels and restaurants, where such products are consumed.

Industry Overview

Consumption.    In 2002, Poland was the fourth largest consumer of vodka in the world according to Company estimates. The total retail market for alcoholic beverage products in Poland was approximately $4.0 billion in 2002. Traditionally, the population of Poland has primarily consumed domestic vodka, but in recent years there has been a shift in the consumption habits from vodka to other types of alcohol, many of which are imported, such as beers, wines and spirits. The Company believes that in recent years the shift in consumption habits is a result of:

•	stabilization of the Polish economy, including increased wages, as well as a decrease in the rate of inflation from 13% in 1997 to 1.1% in 2002;

•	an increase in tourism, which has created a demand for imported products;

•	an increase in multinational firms doing business in Poland, which has brought both capital into the country and new potential customers for the Company’s products; and

•	increased availability and decreased real prices for imported products.

Distribution.    The market for the distribution of alcoholic beverages in Poland remains highly fragmented. There are numerous alcohol distributors spread throughout the country, mainly delivering a range of beers, wines and spirits. Furthermore, distributors have been located regionally, rather than nationally, due to the difficulties in establishing a nationwide distribution system, including the capital required to set up such a system, and an extremely poor road infrastructure. Distributors of alcoholic beverages deliver to both off-trade sites and on-trade sites. Off-trade sites include Polish-owned and managed businesses, such as small grocery stores, as well as major chain stores. On-trade sites include bars, nightclubs, hotels and restaurants. There has been a trend to consolidate many off-trade sites, which are classified as “mom and pop” stores, as well as a trend toward expanding major chain stores. This consolidation of chain stores is also apparent in the rapid expansion of petrol stations, which are owned and operated by major international companies, such as Shell, BP and Statoil. Many of these petrol stations contain convenience stores, which sell all types of alcoholic beverages and in many areas serve as local convenience/liquor stores. The Company believes that it continues to be well positioned to take advantage of both these trends in consumption and distribution.

Business Strategy

Expand Distribution Base.    The Company plans to continue increasing its distribution capacity by expanding the number of its regional offices in Poland through the acquisition of existing wholesalers, particularly in areas where the Company does not distribute directly or does not have a leading position in the region. The Company seeks to acquire successful wholesalers, which are primarily involved in the vodka distribution business and are among the leading wholesalers in their region. The Company would then add its higher margin imported brands to complement and enhance the existing product portfolio and margin of the acquired company. This strategy not only permits the Company to add geographic coverage and to increase its customer base, but also increases the Company’s leverage with its supply partners and its retail client base. The distribution base will also continue to increase through organic growth. The Company expects double-digit organic sales growth in 2003.

In implementing this strategy, the Company completed its fifth, sixth and seventh acquisitions in 2002. On April 22, 2002, the Company acquired Damianex Company, which is located in the southeastern region of Poland where it has been the top distributor of alcoholic beverages for the last five years. In 2002, Damianex had net sales of approximately $78 million. The Company acquired AGIS Company, another distributor of alcoholic beverages, on April 24, 2002. AGIS is the dominant distributor in the north central region of Poland and had 2002 net sales of approximately $68 million. The third acquisition of 2002 occurred when the Company acquired 96.75% of the shares of Onufry Company. Onufry, which is located in the northern region of Poland, had net sales of approximately $27 million in 2002. All three of the 2002 acquisitions continued to strengthen the Company’s position as the largest distributor of domestic vodka in Poland with a market share estimated by the Company of 25 to 30%.

On January 23, 2003, the Company signed a letter of intent to purchase Dako Galant Company. Dako Galant is a regional distributor primarily located in the north and west regions of Poland. This acquisition, which is subject to certain conditions and which is expected to be completed by April 1, 2003 will add approximately 1,000 new clients in the northern and western regions of Poland. Dako Galant had net sales of approximately $53 million in 2002 and employs approximately 190 people. The Company expects the acquisition to be immediately accretive to its 2003 net income.

This strategy of acquiring dominant regional distributors in Poland has and is expected to continue to increase our buying and selling leverage in the market, as well as increase the amount of sales of the Company’s imported goods, which have higher margins, into distribution channels that were not previously serviced. The

Company’s buying leverage with suppliers combined with its selling leverage to retail have and are expected to continue to contribute to improving its operating profit.

lncrease Product Offerings.    The Company’s strategy to attract new products to put through its next-day national distribution system is a key focus. Management focuses on products that fit its distribution model of higher value/margin products that would also add value to its current product mix. The Company is also interested in non-alcoholic products such as energy drinks and imported waters that remain growth opportunities in Poland.

Consolidation of Existing Offices/Warehouses.    The Company is committed to consolidating the 47 distribution depots it currently operates in Poland. With seven acquisitions in the last four years, the Company believes it can consolidate certain smaller depots into larger depots without losing profitability. The Company estimates that it will consolidate approximately five to ten smaller depots into larger distribution depots in 2003. It is expected that this consolidation would result in a decrease in SG&A and an increase of operating profits for 2003. The consolidation of smaller depots will continue through 2004.

History

CEDC’s subsidiary Carey Agri was incorporated as a limited liability company in July 1990 in Poland. It was founded by William O. Carey, who died in early 1997, Jeffrey Peterson, the Company’s Vice Chairman, and William V. Carey, President and Chief Executive Officer of CEDC. In February 1991, Carey Agri was granted its first import beer license with which it started to import various beers, including Foster’s lager, Grolsch and products from Anheuser Bush, which it sold to wholesalers. With these beverages, Carey Agri sought to offer more products for which it had an exclusive import license and to market and to sell these products to the market segment of the Polish population who were benefiting from the country’s market transformation. Because of Carey Agri’s initial success with Foster’s lager, for which it still holds the exclusive import license for Poland, it quickly diversified in 1992 by importing other quality brand beers from Europe and the United States. Sales during this period were typically in high volume consignments to other wholesalers.

In 1993, with the acceleration of the privatization of retail outlets in Poland, Carey Agri began to implement a direct delivery system in Warsaw, which could deliver alcoholic beverages to retail outlets on a reliable next-day basis. Carey Agri leased a warehouse, purchased trucks and hired and trained operational personnel and began to sell directly to convenience shops, small grocery stores and newly opened pubs. Because of this business experience, Carey Agri was prepared to take advantage of the opportunity to expand its import and delivery capacity in Warsaw when large foreign-owned supermarket chains began operations in 1993, creating a significant increase in the demand for the Company’s product line. The Warsaw model of desirable product lines and dependable prompt delivery of product was replicated by the Company in Krakow (1993), Wroclaw (1994), Szczecin (1994), Gdynia (1994), Katowice (1995), Torun (1995) and Poznan (1996).

CEDC was incorporated in Delaware in 1997. In July 1998, the Company issued 2,000,000 shares of common stock in an initial public offering on the Nasdaq SmallCap Market raising net proceeds of approximately $10.6 million. In June 1999, the Company was accepted onto the Nasdaq National Market where it trades under the symbol “CEDC”.

The Company currently offers approximately 800 brands of beverages in five categories: (a) beers; (b) spirits; (c) wines; (d) soft drinks and (e) cigars. Its brands of imported beer accounted for 4.1%, 3.5% and 2.4% of net sales during 2000, 2001 and 2002. The total spirits category accounted for 81.8%, 86.0% and 80% of net sales for the same periods. The spirits category in 2002 is broken down as a percent of total net sales as follows: Polish vodka 70%, CEDC exclusive import spirits 3.2%, and non-exclusive imported spirits 6.8%. Wine accounted for 8.5%, 6.9% and 7.6% of net sales for the same periods. As a result of the acquisition of Damianex, the percentage of sales from domestic beer rose to 8% in 2002 from 1.2% for 2001. Sales of other products were 2% for 2002 and 1.7% for 2001.

Beer

The Company distributes imported beer through each of its regional offices. Budweiser Budvar, Guinness, Corona, Foster’s Lager, Kilkenny, Beck’s Pilsner, Bitburger, Franziskaner, Rolling Rock, Labatts Ice and Amsterdam are distributed and marketed throughout Poland on an exclusive basis.

Most of the Company’s distribution contracts for beer contain a minimum purchase requirement and typically permit termination if the Company breaches its agreements, such as failure to pay within a certain time period or to properly store and transport the product. Trade credit is extended to the Company for a period of time after delivery of products. The duration of these agreements differ but typically range from one to three years with an automatic extension period unless one of the parties chooses to terminate the agreement. Under the conditions of these contracts, the Company is responsible for the marketing that is to be done within the confines of the market. The Company contributes up to 50% of the marketing budget for each brand depending upon the length of the contract.

Polish Vodka

The Company purchases all of its domestic vodka products from twelve local distilleries and carries approximately 131 different brands. Some of the leading domestic vodka brands the company distributes include the following:

Wyborowa	Absolwent
Bols	Zubrówka
Luksusowa	Smirnoff
Belvedere	Soplica
Chopin	Sobieski
Zoladkowa Gorzka

The Company’s agreements with various state-owned Polish vodka producers may be terminated by either party without cause with one months prior written notice. The contracts are generally for one year with an automatic extension clause, which has been standard practice within the industry for the past ten years. To date, the Company has never had a distribution contract terminated by any of the local vodka producers. The Company has no obligation to perform any marketing activities with or on behalf of any local vodka producer.

In 2002, over 5% of the Company’s net sales resulted from sales of products purchased from the following companies: Polmos Bialystok (20%), Unicom Bols Group (14%) and Wyborowa S.A., formally Polmos Poznan (7%).

Imported Spirits

The Company distributes all its imported spirit products through each of its offices, mostly on a nonexclusive basis. Some of the better known spirit products sold by the Company include the following (we are the exclusive importer of the products denoted by an * below):

Scotch Whisky:	Johnnie Walker Black, Blue, Gold and Red Labels Ballantines Finest Ballantines Gold Seal Grants	Dewars The Dimple Chivas Regal Teacher’s Highland Cream

Single Malt Whisky:	Cragganmore Dalwhinne Lagavulan	Glenkinche Oban Talisker

Rum:	Bacardi Light and Black Captain Morgan	Malibu

Bourbon:	Jack Daniel’s Tennessee Whiskey Jim Beam	Wild Turkey

Imported Vodkas:	Smirnoff Black Finlandia Range	Absolut Range

Tequila:	Jose Cuervo Olmeca	Sierra* Sauza

Gins:	Gordon’s London Dry Finsbury *	Beefeater Bombay

Brandy:	Metaxa Raynal*	Stock

Cognacs:	Remy Martin Hennessy Martell	Courvoisier Camus *

Vermouths:	Stock Blanco*, Rosa and Extra Dry and Martini Bianco, Rosso, Rose, Extra Dry	Cinzano Blanco, Rosso, Rose, Extra Dry, Americano and Orancio

Specialty Spirits:	Bailey’s Irish Cream Kahlua Coffee Liqueur Bols Liquors Jagermeister Cana Rio *	Carolan’s Irish Cream Grand Marnier Manderine Napoleon* Sambuca*

The products distributed on a non-exclusive basis are contracted for under substantially the same terms as those received from local vodka producers.

The contracts for distribution of the spirit brands the Company exclusively represents are generally one to three years in length and can be terminated with a minimum ninety days written notice by either party. The Company also shares in the local marketing costs up to a limit of 50% depending upon the length of the contract being served.

Wine

The Company represents approximately 55 wine suppliers and imports and distributes approximately 374 products through each of its offices on an exclusive basis. The wine importing company in the CEDC group is PWW, which works directly with the suppliers listed below. Additionally, the Company distributes other various sparkling wines, vermouths and champagnes on a non-exclusive basis, including Moet & Chandon, Dom Perignon, Piper Heidseck, Martini and Cinzano.

List of Exclusive Brands by Supplier

French Wines	Spanish Wines	Italian Wines
Veuve Clicquot Ponsardin Krug B.Ph. de Rothschild Kressmann Borie Manoux Andre Lurton De Ladoucette J. Moreau & Fils Domaine Laroch Georges Duboeuf Faiveley Leon Beyer M. Chapoutier Ogier CFGV	M. Torres Jean Leon Bodegas Bebidas Marques de Vittoria Faustino Bodegas Victorianas Codorniu Felix Solis	Castel1o Banfi Frescobaldi Cecchi Luce della Vite Marchesi di Barolo Villadoria Santa Margherita Bolla Coltiva

Californian	Chilean	Australian
Robert Mondavi Trinchero Estates Marimar Torres Sutter Home Opus One Francis Coppola	Concha y Toro Torres Chile	Penfolds Seppelt

Other	Champagnes	South Africa
Lenz Mozer—Austrian Morhena—German Boutari—Greek Sogrape—Portugal Forrester—Portugal	Veuve Clicquot Krug	Winecorp

New Zealand
Jackson Estate

The Company has been co-operating with the same suppliers for three years and has either verbal or written contracts. Where a written contract is in place, it is usually valid for between one and three years with a three to six month termination clause exercisable by either party. With selected contracts, the Company also shares in the local marketing costs on either a defined amount or revenue percentage basis. Where a label does not have sufficient demand, the Company will consolidate shipments abroad before receiving the goods into Poland where they are stored in the Company’s bonded warehouse until cleared by customs for sale.

Sales Organization

The Company employs approximately 300 salespeople who are assigned to one of its 47 regional offices. Each regional office has a sales manager, who meets with the salespeople on a daily basis to review products and payments before the salespeople begin calling on customers. The sales force at each office is typically divided into two categories: traditional trade and key accounts. Sales people work on a daily pre-order system, which is routed by region and take the sales force on approximately 20 calls a day. At the end of their day, they return to the office or telephone in their orders, which are processed and dispatched the next morning. The salesmen work exclusively on a commission basis and are supplied with a company car and a mobile phone. Approved travel expenses are covered by the Company. The Company conducts periodic training to improve the salesmen’s knowledge of the Company’s products as well as improve their skills.

Marketing

The Company has its own marketing department, which consists of 12 people, including six brand managers, who manage the marketing support of the brands the Company imports exclusively into Poland. The Company manages a combined marketing budget for all brands of approximately $1.5 million, of which the Company contributes up to 50% of the total budget. The brand owners contribute the remaining part. The Company is responsible for all of the marketing efforts within Poland from point-of-sale production, below-the-line promotions, print work and public relation events, as well as overseeing the draft beer operations throughout Poland.

Distribution System

The Company’s headquarters are located in Warsaw, the capital of Poland. Sales and service branches are presently located in 47 regional distribution facilities spread across Poland.

In October 2000, the Company moved into a new distribution facility in Warsaw. The facility is approximately 9,750 square meters of warehouse (including bonded warehouse) and 2,250 square meters of office space currently used for the headquarters. Management believes the warehouse facility has sufficient space to permit the Company to expand for the next three to five years without any further major investment.

The Company has developed its own de-centralized, national next-day distribution system for its alcoholic beverage products, and has the ability to leverage its distribution capacity to include other products that meet its product guidelines as regards to incremental gross margin and operating profit. For imported products, the distribution network begins with a central bonded warehouse in Warsaw. Products can remain in this warehouse without customs and other duties being paid until the product is needed for sale. At such point, the product is transferred to the Company’s consolidation warehouse at the same location and shipped directly to one of the regional office/warehouse facilities connected to each of the Company’s sales locations outside of Warsaw. Based on current sales projections, the regional offices are provided with deliveries on a weekly or bi-weekly basis so that they are able to respond to their customers’ needs on a next-day basis. Because of the poor road infrastructure in Poland, the Company currently operates through 47 regional depots. The Company expects to close a few of these facilities during 2003, as there is current overlap with newly acquired companies.

For products the Company purchases in Poland, the distribution chain begins with the importer/producer who ships product directly to each warehouse in Poland at the importer/producer’s cost. Once the product is entered into the branch inventory, it can be sold and delivered to customers within 24 hours.

Except at peak periods during the summer holidays and other peak times such as Christmas, all deliveries are made by Company-trained employees using Company-owned or leased vehicles. During busy periods, the Company uses independent contractors to supplement its own fleet. These contractors are usually small family-run businesses with which the Company has had relationships for several years. The Company has over 190 delivery trucks it uses for its direct deliveries in Poland. The Company replaces its fleet every three to five years, which is an ongoing process handled by its fleet management department.

Market for Product Line

In 2002, approximately 94% of the Company’s total sales were through off-trade locations (including 20% through other wholesalers) where the alcoholic beverages are not consumed and 6% through on-trade locations where the alcoholic beverages are consumed.

Off-Trade Market

There are two components of the Company’s sales to locations where alcoholic beverages are not consumed on premises. The most significant are small, usually Polish-owned and managed businesses, including small grocery stores. At December 31, 2002, the Company sold products to approximately 16,000 such business outlets, which typically stock and sell relatively few alcoholic beverage products and wish to have access to the most popular selling brands. The other components of the off-trade business are large supermarket chains, which are typically non-Polish-owned, as well as smaller multi-store retail outlets operated by major Western energy companies in connection with the sale of gasoline. The large supermarket chains typically offer a wide selection of alcohol products, while the smaller retail outlets offer a more limited selection.

The Company also sells products throughout Poland through other wholesalers. There are a few written agreements with these wholesalers as this distribution channel is going through a major consolidation and the Company’s strategy is to go direct to retail bypassing this distribution channel.

On-Trade Market

There are three components to the Company’s sales to locations where alcoholic beverages are consumed: (i) bars and nightclubs; (ii) hotels; and (iii) restaurants. Bars and nightclubs are usually locally managed businesses, although they may be owned and operated in major cities by a non-Polish national. Hotels include worldwide chains such as Marriott, Sheraton, Holiday Inn, Hyatt and Radisson, as well as the major Polish chain, Orbis. Restaurants are typically upscale and located in major urban areas. This category also includes two major United States-based restaurant chains which operate in Poland.

Control of Bad Debts

The Company believes that its close monitoring of customer accounts both at the relevant regional office and from Warsaw has contributed to its success in maintaining a low ratio of bad debts to net sales. During 2000, 2001 and 2002, bad debt expense as a percentage of net sales, were 0.39%, 0.39% and 0.49% of net sales. Management believes the ongoing enhancement of computer systems for inter-office financial and administrative controls will assist in maintaining a low ratio of bad debts to net sales as the Company continues to expand. A more detailed explanation of the bad debts provision is available in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

The Company, as an early entrant in the post-Communist market in Poland, has over ten years of experience in introducing, developing and refining sales, marketing and customer service practices in the diverse and rapidly developing Polish economy. The Company believes this experience gives it a competitive advantage in the alcoholic beverage distribution business. The Company believes that it is currently the only independent national distributor of an extensive and diversified alcoholic beverage line in Poland.

The Company competes with various regional distributors in all of its offices. This competition is particularly vigorous with respect to domestic vodka brands. One of the largest, foreign-owned chain stores also sells to smaller retailers. The Company addresses this regional competition, in part, through offering to customers in the region a single source supply of more products than its regional competitors typically offer and the Company is able to leverage its market share to be price competitive while still maintaining its margins.

The brands of beers, wines and spirits distributed by the Company compete with other brands in each category, including some the Company itself distributes. The Company expects to see increased competition from Heineken, SAB and Carlsberg in the import beer sector while the Company believes that the import wine and import spirit categories will remain less competitive.

Employees

The Company had approximately 1,480 full-time employees as of December 31, 2002. Substantially all employees were employed in Poland and have agreements with the Company. The Polish Labor Code requires that certain benefits be provided to employees, such as the length of vacation time and maternity leave and a bonus paid upon retirement based upon years worked in the firm. This law also restricts the discretion of the Company’s management to terminate employees without cause and requires in most instances a severance payment of one to three months salary. The Company makes required monthly payments up to 20.41% of an employee’s salary to the governmental health and pension system and has established a Social Benefit Fund as required by Polish law, but does not provide other additional benefit programs. The Social Benefits system was changed under Polish law effective January 1, 1999, and the employee is now required to make monthly payments of up to 24% of their salary into the Social Benefit Fund. The Company’s employees are not unionized. The Company believes that its relations with its employees are good. The Company also grants other health benefits to selected key management personnel.

Regulation

The Company’s business of importing and distributing alcoholic beverages is subject to extensive regulation. The Company believes it is operating with all licenses and permits material to its business. The Company is not subject to any proceedings calling into question its operation in compliance with any licensing and permit requirements.

Import License

Import permits must be obtained for specific consignments of alcoholic beverages to be imported under the import license, as well as under customs quotas. See “—Customs Duties and Quotas.” The Company must obtain such permits for all its imported alcoholic beverages except for beer and wine. The application for a permit is usually made when products are ordered and must specify the product, amount of product and source country. Permits are issued for four months, and the Company must demonstrate to appropriate officials that each consignment it imports is covered by a permit. Similar permits must be obtained for the importation of cigars.

Approval of Health Authorities

Local health authorities at the place of import must also be notified of all consumption goods being imported into Poland. This notification is typically given when a particular shipment of products arrives in Poland. In general, this notice permits the applicable health authorities to determine that no product is entering the Polish market without having been previously approved for sale in Poland. See “—Wholesale Activities—General Norms.”

Wholesale Activities

The Company must have additional permits from the Minister of Economy and appropriate health authorities to operate its wholesale distribution business. Furthermore, it must comply with rules of general applicability with regard to packaging, labeling and transporting products.

General Permits

The Company is required to have permits for the wholesale trade for three of its product lines—beer, wine and spirits. The permit with regard to beer is issued for two years and the current permit expires on March 28, 2003. The permit with regard to spirits is issued for one year and the current permit expires on December 31, 2003. The permit for wine is issued for two years and the current permit expires on March 28, 2003. One of the conditions of these permits is that the Company sells its products only to those who have appropriate permits to resell the products. A permit can be revoked or not renewed if the Company fails to observe laws applicable to its business as an alcohol wholesaler, fails to follow the requirements of a permit or if it introduces into the Polish market alcohol products that have not been approved for trade. The Company also obtained separate permits for each of its subsidiaries. The Company has applied for new permits with regard to beer and wine since the current permits expire on March 28, 2003. The Company has never been denied any general permits and expects to receive these permits in due course.

Health Requirements

The Company must obtain the approval of the local health authorities to open and operate its warehouses. This approval is the basis for obtaining the permit for wholesale activities. The health authorities are primarily concerned with sanitation and proper storage of alcoholic beverages, as well as cigars. These authorities can monitor the Company’s compliance with health regulations. Similar regulations apply to the transport of alcoholic beverages and cigars, and the drivers of such transports must submit health records to the appropriate authorities.

General Norms

The Company must comply with a set of rules, usually referred to generally as “Polish Norms,” which constitute legal regulations concerning, as applicable to the Company, standards according to which alcoholic beverages and cigars are packaged, stored, labeled and transported. These norms are established by the Polish Normalization Committee. In the case of alcoholic beverages, the committee is composed of academics working with relevant government ministries and agencies as well as experienced businessmen working in the alcoholic beverage industry. The Company received a certificate after an inspection by the Central Standardization Institute, which is part of the Ministry of Agriculture, indicating its compliance with applicable norms as of the date thereof. Such certification is needed to import alcoholic beverages. Compliance with these norms is also confirmed by health authorities when particular shipments of alcoholic beverages arrive in Poland. The Company is in compliance with the statutes of the Polish norms outlined above. See “—Approval of Health Authorities.”

Customs Warehouse

Since the Company operates a customs warehouse, further regulations apply, and a permit from the Director of the Regional Customs Office and the approval of health authorities were required to open and operate such a warehouse. The applicable health concerns are the same as those discussed under “Wholesale Activities” with regard to non-custom warehouses. The Company received its most current permit on December 28, 1998, which is for an unspecified period of time. The continued effectiveness of the permit is conditioned on the Company’s complying with the requirements of the permit which are, in general, the proper payment of customs duties and maintenance of an insurance policy.

Customs Duties and Quotas

As a general rule, the import of alcoholic beverages and cigars into Poland is subject to customs duties and the rates of the duties are set by the Polish government acting through the Council of Ministers for particular types of products. In the Company’s case, the duties vary by product line. Currently, the customs duty for beer is 6% for beer produced within the European Community, 30% for beer produced outside of the European Community and 21% for beer produced within CEFTA (Central European Fair Trade Agreement) countries. The current customs duty for wine is 20% for wine produced within the European Community, 30% for wine produced outside the European Community and 15% for wine produced within CEFTA countries. For imported spirits, the customs duties range from 75% to 105% irrespective of country of origin.

Customs quotas for alcoholic beverages, as well as for cigars, are fixed annually, with the current quotas being applicable through December 31, 2003. There are no public guidelines on how the Minister of Economy has determined the current quotas or may determine future quotas. However, since January 2002, there have been no customs quotas for alcoholic beverages and cigars produced within the European Community, which represents approximately 80% of the Company’s import business.

To import alcoholic beverages and cigars under the quotas, as well as outside the quotas, the Company must receive a permit, which is generally valid for four months and specifies what products and of what quality may be imported from what country or group of countries. It is the Company’s practice to apply for this import permit after concluding a contract for the import of a particular group of products. The Company has always received the import permits for which it has applied, although there can be no assurance that it will continue to do so in the future.

Advertising Ban

In 2001, the government introduced significant changes to the Alcohol Awareness Law by separating regulations concerning beer from regulations concerning other alcoholic beverages. Previously, the government had implemented a ban on advertising on all alcoholic beverages.

According to the new regulations, above-the-line activities for beer are allowed but are limited to the following: no billboard advertising at all, advertising in the press is limited to the inside of a publication (no front or back cover advertising is allowed), television advertising is only allowed between the hours of 11:00 pm and 6:00 am and no advertising can be associated with sexual attractiveness, relaxation, health, sport or incorporate children in any way in the advertisement. No other above-the-line activities for other alcoholic beverages are allowed at all.

The government regulations for below-the-line promotions remain the same as in previous years for all alcoholic beverages. The government allows direct mail campaigns, promotions such as game contests, the packaging of gifts with an alcoholic beverage (i.e., a free glass is attached to a bottle of spirits) and other similar promotions. However, incentive promotions have to be conducted within the alcohol section of each store. In the on-premise outlets, below-the-line activities are allowed by the government.

The Company strictly adheres to the government regulations regarding above-the-line and below-the-line advertising and promotion. To date, the Company has not been in violation of these regulations.

Regulation of Retail Sales

The Company operates four retail outlets for alcoholic beverages under the name “Fine Wine and Spirits”. Under Polish law, each of these outlets must have a retail permit to sell alcoholic beverages to potential clients. The length of such permits varies from one to three years and is renewable. Also, each new store needs to acquire a certificate from the local health authorities to sell its products. The Company, to obtain the above permits, must first have a lease agreement with the owner of the building. Furthermore, for each lease agreement, the Company requires a long term notice in order to safeguard its investments. All present retail outlets operate with valid retail licenses, which can be renewed at the expiration date.

Available Information

The Company maintains an Internet website at http://www.ced-c.com. Please note that our Internet address is included in this annual report as an inactive textual reference only. The information contained on our website is not incorporated by reference into this annual report and should not be considered part of this report.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We make most of our SEC filings available free of charge through our Internet website shortly after we electronically file these materials with the SEC. These filings are also available to the public over the Internet at the SEC’s website at http://www.sec.gov. In addition, we provide paper copies of our SEC filings free of charge upon request.

Risks Factors

The inability to adequately manage exchange-rate risk could affect our financial results and management’s ability to make financial projections.

The Company’s operations are conducted primarily in Poland. Our functional currency is the Polish zloty while our reporting currency is the U.S. dollar. The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and receivable, inventories, bank loans, overdraft facilities and long-term debt. All of the monetary assets represented by these financial instruments are located in Poland; consequently, they are subject to currency translation risk when reporting in U.S. dollars. The Company has sought to minimize this risk by converting substantially all of its bank debt into Polish zloty.

If the U.S. dollar increases in value against the Polish zloty, the value in U.S. dollars of assets, liabilities, revenues and expenses originally recorded in the Polish zloty will decrease. Conversely, if the U.S. dollar decreases in value against the Polish zloty, the value in U.S. dollars of assets, liabilities, revenues and expenses originally recorded in Polish zloty will increase. Thus, increases and decreases in the value of the U.S. dollar can have an impact on the value in U.S. dollars of our non U.S. dollar assets, liabilities, revenues and expenses, even if the value of these items has not changed in their original currency.

The following table sets forth, for the periods indicated, the noon exchange rate (expressed in current zloty) quoted by the National Bank of Poland. Such rates are set forth as zloty per U.S. dollar. At March 3, 2003, such rate was PLN 3.95 = $1.00.

	Year ended December 31,
	1999	2000	2001	2002
Exchange rate at end of period	4.15	4.14	3.98	3.84
Average exchange rate during period(1)	3.97	4.15	4.06	4.02
Highest exchange rate during period	4.35	4.60	4.50	4.26
Lowest exchange rate during period	3.41	4.07	3.91	3.84

(1)	The average of the exchange rates on the last day of each quarter during the applicable period.

The inability to maintain and expand our senior management would threaten our ability to implement all of our business strategies.

The management of future growth will require the ability to retain qualified management personnel and to attract and train new personnel. Senior leadership is necessary to develop the financial and cost controls, information systems and marketing activities needed for us to prosper. Further, the successful integration of acquired companies requires substantial attention from our senior management team. Failure to successfully retain and hire personnel needed to manage our growth and development would have a material adverse effect on our ability to implement our business plan and grow our business.

A significant number of our largely short-term and non-exclusive supply contracts may be unexpectedly terminated, which would materially and adversely affect our ability to generate revenue and operating profits.

We distribute approximately 85% of the alcoholic beverages in our portfolio on a nonexclusive basis. Furthermore, most of our distribution agreements for these beverages have a term of approximately one year, although several of such agreements can be terminated by one party without cause on relatively short notice. For example, the distribution agreements with respect to domestic vodka (which accounted for approximately 70% of our net sales in 2002) can be terminated on one month notice. Any termination of a significant number of our supply contracts would adversely affect our ability to generate revenue and operating profits.

In 2002, we purchased over 5% of net sales from the following suppliers: Polmos Bialystok (20%), Unicom Bols Group (14%) and Wyborowa S.A., formerly Polmos Poznan (7%). We have one-year supply contracts with each of these companies. The termination of our relationship with any of these entities could have a material adverse effect on our revenue and operating profits.

Risks Related to Growth Through Acquisitions

The failure to smoothly integrate the operations, management and other personnel of acquired companies could adversely affect our ability to maximize our business activities and financial performance.

Our growth will depend in part on our ability to acquire additional distribution capacity and effectively integrate these acquisitions into our existing operations and systems of management and financial controls. Risks associated with acquisitions include, but are not limited to, integration of sales personnel, retention of key management, standardization of management and controls, harmonization of sales and marketing strategies and procedures and implementation of group financial reports and controls. We may not be able to successfully integrate the operations of any acquisition, which could negatively impact our financial performance.

Furthermore, since we have a history of maintaining the operational independence of the companies we acquire, there are risks that the managers of our subsidiaries, who were once the owners of their own companies, will not successfully implement new business strategies and management and cost-control systems. Our senior management team residing in Warsaw may not be able to coordinate the business activities of the group’s various subsidiaries in order to maximize the group’s business potential as a nationwide distribution network.

The absence of suitable acquisition targets would undermine our continuing acquisition strategy.

We may not identify suitable acquisition candidates that are available on terms acceptable to us. In addition, acquired businesses may not be profitable at the time of their acquisition and may not achieve or maintain profitability levels that justify our investment. Therefore, our acquisitions may not be accretive to shareholder value.

The implementation of anti-monopoly regulations could threaten our basic business strategy of growing through acquisitions once the company reached a 35 to 40% market share.

Under the Polish Anti-Monopoly Act, acquisitions may be blocked or have conditions imposed upon them by the Polish Office for Protection of Competition and Consumers (the “Anti-Monopoly Office”) if the Anti-Monopoly Office determines that the acquisition has a negative impact on the competitiveness of the Polish market. The current body of Polish anti-monopoly law is not well established and, therefore, it can be difficult to predict how the Anti-Monopoly Office will act on an application. Generally, companies that obtain control of 40% or more of their market may face greater scrutiny from the Anti-Monopoly Office than those that control a lesser share. Additionally, several types of reorganizations, mergers and acquisitions and undertakings between business entities, including acquisitions of stock, under circumstances specified in the Anti-Monopoly Act, require prior notification to the Anti-Monopoly Office. Sanctions for failure to notify include fines imposed on parties to the transaction and members of their governing bodies. The Anti-Monopoly Office may not approve any or all of our proposed acquisitions, which action would negatively impact our ability to institute our business plan and grow our business.

Risks Related to Investments in Poland and Emerging Markets

Increased Polish regulations of the alcoholic beverage industry could make it difficult for us to operate in the industry profitably.

The importation and distribution of alcoholic beverages in Poland are subject to extensive regulation, requiring us to receive and renew various permits and licenses to import, warehouse, transport and sell alcoholic beverages. These permits and licenses often contain conditions with which we must comply in order to maintain the validity of such permits and licenses. Our import and sale of cigars are also subject to regulation. These various governmental regulations applicable to the alcoholic beverage industry may be changed so as to impose more stringent requirements on us. If we were to fail to be in compliance with applicable governmental regulations or the conditions of the licenses and permits we receive, such failure could cause our licenses and permits to be revoked and have a material adverse effect on our business, results of operations and financial condition. Further, the applicable Polish governmental authorities, in particular the Minister of Economy, have articulated only general standards for issuance, renewal and termination of the licenses and permits which we need to operate and, therefore, such governmental authorities retain considerable discretionary authority in making such decisions.

Deterioration in the market reforms undertaken by the Polish government could make it more difficult for management to operate our Company and predict financial performance.

Poland has undergone significant political and economic change since 1989. Political, economic, social and similar developments in Poland could in the future have a material adverse effect on our business and operations. In particular, changes in laws or regulations (or in the interpretations of existing laws or regulations), whether caused by changes in the government of Poland or otherwise, could materially adversely affect our business and operations. Currently there are no limitations on the repatriation of profits from Poland, for example, but there is no assurance that foreign exchange control restrictions or similar limitations will not be imposed in the future with regard to repatriation of earnings and investments from Poland. If such exchange control restrictions, or similar limitations are imposed, the ability of CEDC to receive dividends or other payments from its subsidiaries could be reduced, which would reduce our ability to pay dividends.

Emerging economies, such as Poland in which we operate, can be more volatile and perform differently than the United States due to increased risks of adverse political, regulatory or economic developments. The value of our common stock may be adversely affected by developments that would not affect other U.S. issuers without material operations in emerging markets.

In general, investing in the securities of issuers with substantial operations in foreign markets such as Poland involves a higher degree of risk than investing in the securities of issuers with substantial operations in the United States and similar jurisdictions. The Polish market could be subject to greater social, economic, regulatory and political uncertainties than the United States which could have an adverse effect on the market value and liquidity of our common stock.

Our stockholders could experience unusual expense and uncertainty in trying to enforce any judicial judgment against us.

We are organized under the laws of Delaware. Therefore, our stockholders are able to affect service of process in the United States upon CEDC and may be able to affect service of process upon our directors. However, we are a holding company, all of the operating assets of which are located outside the United States. As a result, it may not be possible for investors to enforce against our assets judgments of United States courts predicated upon the civil liability provisions of United States laws. We have been advised by our counsel that there is doubt as to the enforceability in Poland, in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities predicated solely upon the laws of the United States. In addition, awards of punitive damages in actions brought in the United States or elsewhere may not be enforceable in Poland.

Item 2.    Properties

The Customs and Consolidation Warehouse is a 9,750 square meter leased facility located in Warsaw. The lease is for five years commencing November 2000. The Company has entered into leases for its Warsaw headquarters and most of its 47 regional sales offices and warehouses. The amount of office and warehouse space leased for each regional office varies between 500 and 2,000 square meters depending on the size of the business. The monthly lease payments, which are denominated in Polish currency, vary between $1,500 and $5,000 for the regional offices. Most of the leases for the regional offices can be terminated by either party on three months prior notice; one can be terminated by either party on two months prior notice.

In February 2003, the Company renegotiated the lease for its Customs and Consolidation Warehouse and headquarters by signing a seven-year agreement commencing May 1, 2003. The total monthly rent under the new lease is approximately $90,000, of which $58,050 represents the monthly lease payment for the warehouse and $31,950 represents the monthly lease payment for our headquarters. The terms of the new lease provide monthly savings of approximately $40,000.

Retail Outlets

The Company has entered into a long term or indefinite term lease agreement for each of its four retail outlets. All the lease agreements can be terminated by mutual consent or by three to six-months prior notice by either party. The lessor, however, has, in each case, waived its right to terminate the agreement for three years as long as we are performing our obligations thereunder. Lease payments, which are denominated in Polish zloty, currently range from $1,300 to $2,295 per month.

Item 3.    Legal Proceedings

The Company is involved in litigation from time to time in the ordinary course of business. In management’s opinion, such litigation, individually and in the aggregate, is not material to the Company’s financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5. Market	for Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company’s common stock, par value $0.01 per share (“Common Stock”), has been traded on the Nasdaq National Market (the “National Market”) under the symbol “CEDC” since June 1999. Prior thereto it traded on the Nasdaq SmallCap Market since our initial public offering in July 1998. The following table sets forth the high and low bid prices for the Common Stock, as reported on the NASDAQ National Market, for each of the Company’s fiscal quarters in 2001 and 2002. These prices represent inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

	High	Low
2001
First Quarter	$4.00	$1.88
Second Quarter	5.04	2.88
Third Quarter	6.90	3.90
Fourth Quarter	$12.96	$2.09

2002
First Quarter	$14.31	$9.47
Second Quarter	19.01	9.47
Third Quarter	19.01	8.00
Fourth Quarter	$20.08	$8.00

On March 6, 2003, the last reported sales price of the Common Stock was $27.45 per share.

Holders

As of March 6, 2003, there were approximately 2,164 holders of the Common Stock.

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

The Company has instituted a policy of having all of its subsidiaries (except Carey Agri) pay dividends to their respective shareholders, either the Company or Carey Agri. The subsidiaries, except for Carey Agri, will distribute 50% of their respective current year after tax profits except for those generated during the first year of ownership. The retained earnings prior to January 1, 2001 are not considered distributable. As at December 31, 2002, the Company’s subsidiaries will provide for dividends of approximately $3,942,500 to Carey Agri and the Company. Based upon on the Company’s shareholdings, CEDC will receive $993,680 and Carey Agri will receive $2,948,874.

These dividends are being used initially to reduce acquisition debt and to fund the operations of CEDC, the holding company. At December 31, 2002, the subsidiaries had approximately $16.4 million of retained earnings of which $6.3 million is currently non-distributable.

As CEDC is a holding company with no business operations of its own, its ability to pay dividends will be dependent upon either cash flows and/or earnings of its subsidiaries and the payment of funds by those subsidiaries to CEDC. As Polish limited liability companies, the subsidiaries are permitted to declare dividends only twice a year from their retained earnings, computed under Polish Accounting Regulations after the audited financial statements for that year have been provided to and approved by shareholders.

Unregistered Common Stock Issued in 2002

On March 31, 2002, the Company issued 81,427 shares of common stock (valued at approximately $974,000) as payment of contingent consideration earned by the seller in connection with the Company’s acquisition of Astor.

On April 22, 2002, the Company issued 152,996 shares of common stock (valued at $1,836,000) in connection with its acquisition of Damianex. On April 24, 2002, the Company issued 172,696 shares of common stock (valued at $2,171,000) in connection with its acquisition of AGIS. On October 15, 2002, the Company issued 39,503 shares of common stock (valued at $625,400) in connection with its acquisition of 96.75% of the voting shares of Onufry S.A. The common stock issued has been valued using the average market price two days before and two days after the transaction date.

These shares were issued pursuant to the exemption from registration provided by Regulation S. The securities were issued in off-shore private placements in reliance on Regulation S to entities which are not “United States persons” as defined by Regulation S. The stock certificates for all such securities bear a legend indicating that the stock is restricted and may not be sold in the United States without registration or an exemption from such requirements.

Equity Compensation Plans

Information regarding compensation plans under which the Company’s securities may be issued is included in Item 12 by incorporation by reference to the proxy statement for the annual meeting of stockholders to be held on April 28, 2003.

Item 6.    Selected Financial Data

The following table sets forth selected consolidated financial data for the periods indicated and should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements, the notes thereto and the other financial data contained in Items 7 and 8 of this annual report.

	Year ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except for per share amounts)
Income Statement Data:
Net sales	$54,011	$90,240	$131,233	$178,236	$293,965
Cost of goods sold	45,864	77,471	113,687	154,622	255,078

Gross profit	8,147	12,769	17,546	23,614	38,887
Sales, general and administrative expenses.	5,790	9,537	14,698	18,759	26,273

Operating income	2,357	3,232	2,848	4,855	12,614

Non-Operating income (expense):
Interest expense	(192)	(374)	(955)	(1,345)	(1,586)
Interest income	170	378	261	77	99
Realized and unrealized foreign currency transaction losses, net	(5)	(215)	(494)	(12)	(176)
Other income (expense), net	(1)	(13)	(172)	83	113

Income before income taxes	2,329	3,008	1,488	3,658	11,064
Income taxes	(861)	(1,106)	(503)	(1,132)	(2,764)

Net income	$1,468	$1,902	$985	$2,526	$8,300

Net income per common share, basic	$0.56	$0.47	$0.23	$0.58	$1.54

Net income per common share, diluted	$0.56	$0.47	$0.23	$0.57	$1.49

Average number of outstanding shares of common stock, basic	2,635	4,050	4,334	4,359	5,388

	December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,628	$3,115	$2,428	$2,466	$2,237
Working capital	10,922	9,608	9,362	6,883	14,373
Total assets	21,926	38,966	59,311	68,977	130,800
Long-term debt and capital lease obligations, less current portion	—	3,622	7,988	3,495	6,623
Stockholders’ equity	12,327	14,613	16,492	20,756	41,381

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

The following analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

Overview

The following comments regarding variations in operating results should be read considering the rates of inflation in Poland during the periods presented – 2000 (10.1%), 2001 (3.6%) and 2002 (1.1%) – as well as the fluctuations of the Polish zloty compared to the U.S. dollar during these periods. Using exchanges rates at December 31, 2000, 2001 and 2002, the zloty in comparison to the U.S. dollar appreciated 0.1% in 2000, 3.8% in 2001 and 3.7% in 2002.

In order to aid understanding, we have prepared tables which segment our income statement information as presented in the financial statements into those elements which relate to operations acquired during the reporting period and those which relate to operations owned in both reporting periods. Key definitions are:

•	total operations—the total results as presented in our financial statements and which includes the consolidated results for the period for all subsidiaries owned in the respective year

•	continuing operations—the results for elements of the Company which were owned for the same periods in both reported years

•	core growth—the growth rates achieved between results from continuing operations as reported in the current year versus the continuing operations of the previous year

Readers will also find frequent references to the term cash on delivery, or COD. Normal trade terms from our Polish vodka suppliers are 60 days; however, we are offered by some of these suppliers significant discounts off the invoice price if we pay for goods when delivered. The discounts offered are considerably in excess of the effective rate we would pay for 60-day term borrowings under our bank facilities.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

“Operations acquired 2001” include the first quarter results for Astor, which was acquired on April 5, 2001. These results have been excluded from continuing operations 2002 to show the impact of a common nine-month period of ownership of Astor in continuing operations in both years.

“Operations acquired 2002” include the results included in the consolidated financial statements which are attributable to the acquisitions made in 2002 (i.e., Damianex (April 22), AGIS (April 24) and Onufry (October 3)).

	Total operations 2001	Continuing operations 2002	Operations acquired 2001	Operations acquired 2002	Total operations 2002
	($ in thousands)
Net sales	178,236	187,228	4,608	102,129	293,965
Cost of goods sold	154,622	161,219	4,172	89,687	255,078
Gross profit	23,614	26,009	436	12,442	38,887
	13.2%	13.9%	9.5%	12.2%	13.2%
Selling, general and administrative expenses	16,445	16,593	206	6,568	23,367
Depreciation of equipment	841	947	4	322	1,273
Amortization of goodwill and trademarks	762	200	1	1	202
Bad debt expense	711	1,424	13	(6)	1,431
Operating income	4,855	6,845	212	5,557	12,614
	2.7%	3.7%	4.6%	5.4%	4.3%
Non-operating income (expense):

Interest income	77	74	0	25	99
Interest expense	(1,345)	(975)	(69)	(542)	(1,586)
Realized and unrealized foreign exchange gain (loss)	(12)	(176)	0	0	(176)
Other income (expense), net	83	(107)	14	206	113
Income before income taxes	3,658	5,661	157	5,246	11,064
	2.1%	3.0%	3.4%	5.1%	3.7%
Income taxes	1,132	1,175	34	1,555	2,764
Net income	2,526	4,486	123	3,691	8,300
	1.4%	2.4%	2.7%	3.6%	2.8%

Net Sales

Total net sales for 2002 increased by 64.9%, or $115.8 million, to $294.0 million. Net sales from continuing operations increased by 5.1%, or $9.0 million, to $187.2 million from $178.2 million for 2001. The change of excise rates on Polish vodka on October 1, 2002 had an adverse effect on our third quarter sales as our customers delayed purchases in anticipation of the reduction in excise rates. We had anticipated being able to recover these sales as our customers reinstituted their purchases in the fourth quarter and as sales which we believe had previously been lost to unofficial channels began to be made through normal supply lines. As a result of both the restocking by our customers and the migration of unofficial sales to normal channels, total net sales for the three months ended December 31, 2002 was $113.4 million, as compared to $57 million for the same period in 2001, an increase of 99%. Of this $113.4 million in net sales, $44.9 million relates to acquisitions and $68.5 million from continuing operations, which represents a 20.2% core growth rate year over year.

Gross Profit

Total gross profit on sales increased by 64.7% or $15.3 million. When expressed as a percentage of sales, gross margins were 13.2% for both years. While core gross margins have increased to 13.9%, the new businesses acquired in 2002 achieved a margin of 12.2%. Because these newly acquired businesses contributed 32% of the total gross profit, the lower margin achieved in these units had a dilutive effect on our total gross profit. As we move forward into 2003, the Company expects to increase the margins in these acquired businesses as it rationalizes products and client portfolios. The improvement in the margins from continuing operations can be attributed to the improved pricing terms reached with suppliers following the acquisitions of Damianex and

AGIS which, in turn, reflected back into the pre-acquisition group, and to the Company’s ongoing program of migrating its client base from second tier distributors towards retailers and on premise accounts.

Operating Expenses

	Total operations 2001	Continuing operations 2002	Operations acquired 2001	Operations acquired 2002	Total operations 2002
Selling, general and administrative expenses as percentage of net sales	9.23%	8.86%	4.47%	6.43%	7.95%
Bad debt expense as a percentage of net sales	0.39%	0.76%	0.28%	—	0.49%

Total selling, general and administrative expenses (SG&A) increased 42.7% from $16.4 million in 2001 to $23.4 million in 2002. When expressed as a percentage of net sales, total SG&A decreased from 9.2% for 2001 to 8% for 2002. This improvement is attributable to both improvement in core SG&A, which fell to 8.9%, and to the significantly lower cost basis achieved by the new acquisitions which operate in provincial areas. The reduction in core SG&A has resulted from ongoing reviews of operations both in terms of staffing levels and in the choice of suppliers, and terms achieved on the delivery of goods and services to the whole group.

Depreciation of fixed assets and equipment increased by 51.4% from $841,000 in 2001 to $1.27 million in 2002. The increase is attributable to the amount of assets acquired with Damianex and AGIS. On continuing operations, depreciation increased by 12.6%, mainly due to the introduction of new business software in three of the subsidiaries.

Amortization of goodwill and trade-marks has decreased by $560,000 from $762,000 for 2001 to $202,000 for 2002. This reduction is primarily the result of the application of the requirements of FASB 142, which no longer allows the Company to amortize goodwill, but instead requires companies to perform regular impairment reviews. The Company has performed an impairment review and concluded that no adjustment is required.

Total bad debt expense increased 101.3%, or $720,000, from $711,000 for 2001 to $1.43 million for 2002. This increase was mainly attributable to continuing operations as the Company has focused on the aging of its receivables in light of the current economic situation in Poland. As a percentage of net sales, the provision represents 0.49% for 2002 compared to 0.4% for 2001, which is within management’s guidelines of 0.3 to 0.5% of net sales.

Operating Income

Total operating income increased 159.8%, or $7.8 million, to $12.6 million for 2002. Expressed as a percentage of net sales, total operating income for 2002 was 4.3% compared to 2.7% for 2001. Operating income from continuing operations increased 38.8% from $4.9 million for 2001 to $6.8 million for 2002. The significant increase in operating income is a direct result of the Company’s ability to leverage its size from both the buy side and the sell side of its gross margins. In addition, the Company has also been able to leverage its position on overhead reduction through centralizing contracts for items such as gasoline, insurance, leasing, trucks, telecommunications, office and warehouse supplies.

During the fourth quarter of 2002, the Company refined its inventory valuation method to better estimate direct costs incurred in bringing the inventory to its existing condition and location. This change in estimate resulted in increasing operating income by approximately $449,000.

Interest Expense

Total net interest expense increased $241,000, or 17.9%, from $1.35 million for 2001 to $1.59 million for 2002. As a percentage of net sales, total interest fell from 0.75% in 2001 to 0.5% in 2002. Interest cover, being the number of times interest expense is “covered” by operating income and calculated as operating income divided by interest expense, has increased from 3.6 times in 2001 to 7.9 times in 2002. During 2002, interest rates fell significantly in Poland from an average of 16.1% in 2001 to 9.0% in 2002. The Company increased its debt level during 2002 primarily to fund its acquisitions of Damianex, AGIS and Onufry, which added $5.0 million to long-term debt. As mentioned in the overview, the Company makes extensive use of COD rebates when the discount offered is significantly better than the effective rate of bank borrowing. While taking advantage of COD terms increases the Company’s short-term borrowings and interest expense, we believe that the improvement in overall margins more than offsets the added interest cost.

Net Realized and Unrealized Foreign Currency Losses

The net charge relating to foreign exchange losses increased to $176,000 for 2002 compared to a net charge of $12,000 for 2001. Since 2000, the Company has tried to contain the foreign exchange risk on its non-Polish zloty denominated debt through the use of hedging instruments which as a rule are expensive in Poland compared to more established markets. In November 2002, the Company made the decision to migrate virtually all of its long-term acquisition debt from U.S. dollars and Euro into Polish zloty. The Company believes that the reduction in local interest rates justified this move as it also allowed the Company to eliminate the main source of potential foreign exchange risks.

Income Tax

The total tax charge for 2002 was $2.8 million, which represented 25.0% of pre-tax profits. For 2001 the charge was $1.1 million, which represented 30.9% of pre-tax profits. The monetary increase in income tax has been primarily due to the 202% increase in pre-tax profits from $3.7 million to $11.1 million.

During 2002 the Company has undergone an analysis of its bad debt provisions following a change in Polish tax law which became effective in 2002, allowing for the accelerated tax deductability on unpaid debts. Following this analysis the Company was able to process more of its provisions through its statutory tax books and form a more definitive opinion on the recoverability of the amounts included within the deferred tax asset. As a result of this review the Company has concluded that a valuation allowance is no longer appropriate which reduced current year income tax charge by $307,000 and the effective tax rate by 2.8%.

Net Income

Total net income increased by 228%, or $5.8 million, to $8.3 million for 2002 compared to total net income of $2.5 million for 2001. The increase was due to the factors noted above.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

“Operations acquired 2000” include the first quarter results for PHA Sp. z o.o., which was acquired on March 31, 2000. These results have been excluded from continuing operations 2001 to show the impact of a common nine-month period of ownership of PHA in continuing operations in both years.

“Operations acquired 2001” are the results included in the consolidated financial statements which are attributable to the acquisition of Astor which was completed on April 5, 2001.

	Total operations 2000	Continuing operations 2001	Operations acquired 2000	Operations acquired 2001	Total Operations 2001
	($ in thousands)
Net sales	131,233	152,722	11,224	14,290	178,236
Cost of goods sold	113,687	131,603	10,097	12,922	154,622
Gross profit	17,546	21,119	1,127	1,368	23,614
	13.4%	13.8%	10.0%	9.6%	13.2%
Selling, general and administrative expenses	13,120	15,073	694	678	16,445
Depreciation of equipment	366	784	42	15	841
Amortization of goodwill and trademarks	695	762	—	—	762
Bad debt expense	517	667	70	(26)	711
Operating income	2,848	3,833	321	701	4,855
	2.2%	2.5%	2.9%	4.9%	2.7%
Non-operating income (expense):

Interest income	261	68	5	4	77
Interest expense	(955)	(1,195)	(30)	(120)	(1,345)
Realized and unrealized foreign exchange gain (loss)	(494)	(103)	30	61	(12)
Other income (expense), net	(172)	10	(9)	82	83
Income before income taxes	1,488	2,613	317	728	3,658
	1.1%	1.7%	2.8%	5.1%	2.1%
Income taxes	503	822	113	197	1,132
Net income	985	1,791	204	531	2,526
	0.8%	1.2%	1.8%	3.7%	1.4%

Net Sales

Total net sales for 2001 increased by 35.8%, or $47.0 million, to $178.2 million. Net sales from continuing operations increased 16.4%, or $21.5 million, to $152.7 million for 2001 from $131.2 million for 2000. The increase in net sales from continuing operations was mainly due to two factors:

•	increased sales productivity where there was an increase in net sales per salesman due to improved sales techniques; and

•	increased sales coverage where the Company was able to increase the number of accounts served.

Gross Profit

Total gross profit on net sales increased by 34.8%, or $6.1 million, to $23.6 million in 2001. The growth in gross margins from continuing operations in 2001 was 20.6%. As a percentage of net sales, total gross margin for 2001 was 13.2% compared to 13.4% for 2000. The gross margins attributable to net sales from continuing operations increased from 13.4% to 13.8%. The increases in total gross profit and gross margin from continuing operations can be attributed to the increased leverage in negotiating terms with suppliers and customers.

Operating Expenses

	Total operations 2000	Continuing operations 2001	Operations acquired 2000	Operations acquired 2001	Total operations 2001
Selling, general and administrative expenses as percentage of net sales	10.00%	9.87%	6.18%	4.74%	9.23%
Bad debt expense as a percentage of net sales	0.39%	0.44%	0.62%	(0.20)%	0.39%

Total selling, general and administrative expenses (SG&A) increased 25.2% from $13.1 million in 2000 to $16.4 million in 2001. SG&A attributable to continuing operations increased 15.3% from $13.1 million in 2000 to $15.1 million in 2001. As a percentage of total net sales, total SG&A was 9.2% for 2001, down from 10.0% for 2000. For SG&A attributable to continuing operations for 2001, it was 9.9% of net sales. The reduction in SG&A attributable to continuing operations resulted from ongoing reviews of operations in terms of staffing levels and in the choice of suppliers of goods and services.

Depreciation of fixed assets and equipment in total increased by 129.8% from $366,000 in 2000 to $841,000 in 2001. The increase is attributable to the Company’s investment in its logistics infrastructure, that is, delivery vehicles and warehouse facilities.

Amortization of goodwill and trade marks has increased by $67,000 from $695,000 for 2000 to $762,000 for 2001. This increase is due to the full year charge for the amortization of goodwill acquired on the purchase of PHA and the additional goodwill derived from the acquisition of Astor.

Bad debt expense in total increased 37.5%, or $194,000, from $517,000 for 2000 to $711,000 for 2001. This increase arose mainly from continuing operations as management has exercised the policy of exiting from wholesale customers. As a percentage of net sales, the provision represents 0.4% for both 2001 and 2000, which is in line with management target of 0.3 to 0.5% of net sales.

Operating Income

Total operating income increased 71.4%, or $2.0 million, to $4.9 million for 2001. Expressed as a percentage of net sales, operating income for 2001 was 2.7% as opposed to 2.2% for 2000. Operating income attributable to continuing operations increased 35.7% from $2.8 million in 2000 to $3.8 million in 2001. The reasons for the increase of operating income were due to the factors stated above.

Interest Expense

Total interest expense increased $0.4 million from $0.9 million for 2000 to $1.3 million for 2001. The increase is due to additional acquisition debt incurred as a result of the PHA and Astor acquisitions. As a percentage of net sales, interest remained stable at approximately 0.74%. Interest cover increase from 2.9 times in 2000 to 3.6 times in 2001.

Net Realized and Unrealized Foreign Currency Losses

The net charge relating to foreign exchange losses decreased to $12,000 for 2001 versus a net charge of $494,000 for 2000. This was mainly attributable to the stability of the Polish zloty to the U.S. dollar during 2001.

Income Tax

The total tax charge for 2001 was $1.1 million, which represented 30.9% of pre-tax profits. For 2000, the charge was $0.5 million, which represented 33.8% of pre-tax profits. The decrease in the statutory tax rate in Poland from 30% in 2000 to 28% in 2001 and the effect of permanent differences between taxable and financial income caused the decreased effective tax rate.

Net Income

Total net income increased by 156%, or $1.5 million, to $2.5 million for 2001. The increase was due to the factors noted above.

Liquidity and Capital Resources

In 2002, the Company’s operating activities utilized $1.8 million of cash as opposed to generating $2.7 million of cash in 2001. Operating cash flows are generated by or used for:

•	cash earnings—defined as net earnings as adjusted for non-cash expense/income items (such as depreciation)

•	movements in working capital, primarily the movements of trade receivables and payables as well as inventory

•	movements in other current assets and liabilities.

The sources and uses of operating cash flows can be summarized as:

	Twelve months ended December 31,
	2000	2001	2002
Cash earnings	$2,379	$4,445	$10,552
Movements in working capital	(4,484)	(2,841)	(10,103)
Movements in other current assets/liabilities	960	1,138	(2,299)
Net cash (used in)/generated by operating activities	(1,145)	2,742	(1,850)

The use is primarily attributable to increased working capital requirements associated with the growth of the business, primarily in the increase in accounts receivable and inventory. In our quarterly report for the nine months ended September 30, 2002, we discussed the impact of the change in the excise tax on domestic vodka which took place on October 1, 2002. The change in excise tax had the effect of reducing the value of vodka inventory at retail prices overnight. Because of this, wholesalers and retailers did not want any vodka inventory on September 30, 2002. The effect as at September 30, 2002 was to reduce working capital as the supply chain de-stocked in anticipation of the change of excise tax. In the three months ended December 31, 2002, we saw the reversal of that effect. As a result, the fourth quarter represented 39% of our annual sales. This has had the effect of distorting trade receivables on a like-for-like basis. In addition, the Company purchased additional inventory to take advantage of certain incentives from one of its main suppliers, and these incentives have been included in the inventory valuation.

Because of the strong seasonality of sales in the fourth quarter of 2002 (where net sales equaled 39% of annual net sales, compared to 32% of annual net sales for 2001), debtor days are best expressed based on the average sales for the quarter. From this basis, the Company was able to reduce debtor days from 65 days in 2001 to 56 days in 2002. Using the same quarterly basis, the Company also reduced creditor days from 55 days in 2001 to 53 days in 2002. The decrease in creditor days is mainly due to the use of COD terms for purchases of domestic vodka in the last weeks of 2002. For comparison purposes, readers should note that the trade receivables and payables include 22% VAT (sales tax).

Investing activities amounted to $14.6 million in 2002 and are primarily related to the acquisitions of Damianex, AGIS and Onufry. During 2001, investing activities amounted to $2.4 million, of which the largest part was the acquisition of Astor.

Financing activities generated a total of $16.3 million in 2002, of which $7.4 million was the net proceeds from the private placement of common stock in March 2002. These proceeds, along with a new long-term bank loan of $5.0 million, were used to fund the Company’s three acquisitions in 2002. The Company also received $946,000 as a result of option holders exercising their options during 2002. The nature of the Company’s business requires significant investment in working capital, mainly Polish vodka on COD terms, towards the end of the calendar year, which is traditionally its busiest selling period. With this in mind, the Company arranged for various short-term funds to be available to it which increased total debt by approximately $2.9 million. At December 31, 2002, the Company had $4.5 million of unused credit facilities available to it under these short-term agreements.

The Company believes that its operating cash flow, together with borrowings under available financing will be sufficient for its operating needs, other than future acquisitions, and debt servicing requirements as they become due.

Commitments and contingencies

The following summarizes our contractual obligations and commercial commitments at December 31, 2002, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years
Overdraft and short-term debt	$20,353	$20,353	—	—
Long-term debt including current portion	10,015	3,820	$6,195	—
Capital leases	744	316	428	—
Operating leases	8,080	1,240	3,240	$3,600
Contingent earnout guarantee	354	216	138	—

Total contractual obligations	$39,546	$25,945	$10,001	$3,600

Statement on Inflation and Currency Fluctuations

Inflation in Poland was 1.1% for 2002 as compared to 3.6% in 2001.

The Company’s operating cash flows and virtually all of its assets are denominated in Polish zloty. In November 2002, the Company migrated nearly all its term loan facilities from U.S. dollar and Euro to Polish zloty denominated loans. Note 6 of our consolidated financial statements details the amounts of inventory and trade payables, which are valued in currencies other than the Polish zloty.

The Company is exposed to translation risk arising from the restatement of it financial statements from Polish zloty to U.S. dollars (a more detailed note on this risk is given in Item 7A).

Seasonality

The Company’s net sales have been historically seasonable with on average 30% of the net sales occurring in the fourth quarter. During 2002, net sales in the fourth quarter represented 39% of annual sales compared to 32% for the fourth quarter of 2001. This increase is mainly due to the recovery of lost sales from September 2002 where demand was deflated due to the reduction in excise tax which occurred on October 1, 2002. The table below demonstrates the movement and significance of seasonality on the income statement.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2001	2002	2001(1)	2002(2)	2001	2002	2001	2002(3)
Net sales	$33,602	$42,650	$45,530	$71,458	$42,073	$66,508	$57,031	$113,349
Gross profit	4,551	5,579	5,868	9,824	5,452	8,428	7,743	15,056
Operating income	584	1,298	1,330	3,158	1,140	1,766	1,801	6,392
Net income	379	786	471	1,936	447	1,017	1,229	4,561

(1)	Includes purchase of Astor
(2)	Includes purchases of Damianex and AGIS
(3)	Includes purchase of Onufry

The Company’s working capital requirements are also seasonal, and are normally highest in December and January. Liquidity then normally improves as collections are made on the seasonally higher fourth quarter receivables.

Other Matters

During January 2003, the Company signed a letter of intent to purchase Dako Galant S.A., a Polish spirit distributor. There can be no assurance that the Company will complete the acquisition of Dako Galant.

In February 2003, the Company renegotiated the lease on its main warehouse and office facility in Warsaw and signed a seven-year lease starting May 1, 2003 at a reduced rent of $90,000 per month. The total rent under the original agreement was $130,000 per month.

The Company continues to execute its business plan to develop a nationwide beverage distribution system throughout Poland. The Company has begun to leverage its distribution infrastructure by adding non-alcoholic beverages and cigars to the products it distributes. From time to time, the Company has considered and may in the future consider other potential means of leveraging the Company’s distribution expertise, which may include distributing additional products or further expanding its geographic coverage by means of acquisitions.

Critical Accounting Policies and Estimates

General

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of net sales, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

Revenue Recognition

Revenue derived from beverage distribution is recognized when goods are shipped to customers and where a delivery acceptance note signed by the customer has been returned to the Company. Sales are stated net turnover related customer discounts, an estimate of customer returns and sales tax (VAT).

Revenue derived from retail operations (less than 1% of the total revenue) is recognized at the point of sale.

Expenses

The Company recognizes expenses in the period in which either the cost is incurred or in the period in which the associated revenue has been recognized.

Allowance for Doubtful Accounts

The allowances for doubtful accounts are based upon the aging of the accounts receivable. The Company makes an allowance based on a sliding scale which culminates in a 100% provision should the receivable be over one year old. Where circumstances require, the Company will make specific provisions for any excess not provided for under the general provision. When a final determination is delivered to the Company regarding the non-recovery of a receivable, the Company then charges the unrecoverable amount to the accumulated allowance.

Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes customs duty (where applicable), and all costs associated with bringing the inventory for sale. These costs include importation, handling, storage and transportation costs, and exclude rebates received from suppliers, which are reflected as reductions to closing inventory. Inventories are comprised primarily of beer, wine, spirits and non-alcoholic beverages.

During the fourth quarter of 2002, the Company refined its inventory valuation methodology to better estimate direct costs incurred in bringing the inventory to its existing condition and location. This change in estimate resulted in increased carrying value of inventory and an increase in operating income of $449,000 for the year ended December 31, 2002.

Goodwill

As required by FASB 142, acquired goodwill is no longer amortized. Instead the Company assesses the recoverability of its goodwill at least once a year or whenever adverse events or as changes in circumstances or business climate for individual business units may not be sufficient to support the recorded goodwill. If undiscounted cash flows are not sufficient to support the goodwill, an impairment charge would be recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. No such charge has been considered necessary through the date of the accompanying financial statements.

Intangible assets

Intangibles consist primarily of acquired trademarks. The trademarks are amortized on a straight-line basis over the period of the expected economic benefits which is 10 years. The Company assesses the recoverability of its trademarks at least once a year or whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support the recorded trademarks. If the undiscounted cash flows were to be insufficient to support the recorded assets, an impairment charge would be recognized to reduce the carrying value of the trademarks. No such charge has been considered necessary through the date of the accompanying financial statements.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Exchange Rate Fluctuations

Translation Risks

The Company’s operations are conducted primarily in Poland and its functional currency is the Polish zloty and the reporting currency is the U.S. dollar. The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and receivable, inventories, bank loans, overdraft facilities and long-term debt. All of the monetary assets represented by these financial instruments are located in Poland; consequently, they are subject to currency translation risk when reporting in U.S. dollars.

If the U.S. dollar increases in value against the Polish zloty, the value in U.S. dollars of assets, liabilities, net sales and expenses originally recorded in the Polish zloty will decrease. Conversely, if the U.S. dollar decreases in value against the Polish zloty, the value in U.S. dollars of assets, liabilities, net sales and expenses originally recorded in Polish zloty will increase. Thus, increases and decreases in the value of the U.S. dollar can have an impact on the value in U.S. dollar of our non U.S. dollar assets, liabilities, net sales and expenses, even if the value of these items has not changed in their original currency.

Transaction Risk

Commercial Exposure.    Our commercial foreign exchange exposure mainly arises from the purchase of imported alcoholic beverages in currencies other than our functional currency of the Polish zloty. Thus, accounts payable for imported beverages are billed in various currencies and the Company is subject to short-term changes in the currency markets for product purchases. The Company also operates a bonded warehouse where the inventory acquired from foreign suppliers is recorded in its source currency. Thus, any currency movement in trade payables resulting from either a strengthening or weakening of the Polish zloty against a foreign suppliers currency is often compensated for by an opposite movement relating to inventories recorded in the imported currency.

Below is a table indicating the respective trade payable and imported inventory in U.S. dollars (USD), British Pounds Sterling (GBP) and Euro (EUR). Please note that on January 1, 2002, the Euro became the functional currency across the “Euro zone”, and therefore items disclosed as EUR may actually have been initially recorded in the base currency as of December 31, 2001. These have been restated to Euro to reflect the corresponding settlement risk.

	2001		2002
Trade Payables	Local Currency	USD Equivalent	Local Currency	USD Equivalent
USD	181,088	181,088	235,052	235,052
GBP	(6,924)	(10,026)	15,625	25,312
EUR	1,010,425	892,711	1,062,708	1,050,118

Total		1,063,773		1,310,482

Inventories	Local Currency	USD Equivalent	Local Currency	USD Equivalent
USD	284,277	284,277	142,919	142,919
GBP	16,326	23,639	19,744	31,985
EUR	634,134	560,258	431,059	449,730

Total		868,174		624,634

Financial Exposure.    Our general policy requires our subsidiaries to borrow funds and invest excess cash in the same currency as their functional currency, the Polish zloty, where these funds are needed for and generated by operations. Where funds are needed for investment and acquisition purposes in previous years they have been taken in U.S. dollar and Euro. In November 2002, the Company decided that the reducing interest rate differential between Polish and U.S. base rates no longer justified the exposure to foreign exchange risks on the non-Polish denominated debt. Therefore, the Company decided to transfer the majority, approximately 98%, of its acquisition debt to Polish-denominated debt. Total exposure to various currencies on its bank funding for 2001 and 2002 is given in the table below.

	Year of Maturity
	(Thousands of USD)
	2001	2002
Bank loans payable in USD	$7,531	$744
Bank loans payable in EURO	$1,219	—
Bank loans payable in Polish zloty	$2,408	$17,334
Bank overdrafts payable in Polish zloty	$3,959	$12,290
Total bank funding	$15,117	$30,368

Loans with a contractual term of one year have been automatically renewed in the past and the Company expects them to be renewed in the future. Bank loans and overdrafts denominated in Polish zloty are also renewable after one year and have been presented according to their legal form. More details of the repayments dates and conditions of both the short-term and long-term loans can be found in note 6 of the financial statements.

Bank borrowings are sensitive to interest and foreign currency market risks as they usually bear interest at variable rates and are denominated in various currencies. The Company increased management of its currency risk through the use of forward contracts for periods between three and six months. However, in November 2002, the Company decided that the reduced interest rates in Poland and the uncertainty of currency markets warranted the conversion of all debt into Polish zloty. This reconfiguration of the loan portfolio meant that the Company no longer requires the use of forward exchange contracts. For comparative purposes the amounts of open contracts at December 31 for 2001 and 2002 were:

	2001	2002
U.S. dollar to Polish zloty	$6.0 million	—
Euro to Polish zloty (1.8 million Euro) U.S. dollar equivalent	$1.6 million	—

Exchange rates against U.S. dollar at	December 31, 2001	December 31, 2002
Polish zloty	3.9863	3.8388
EURO	3.5219	4.0202

Interest Rate Fluctuations

The Company may have an exposure to interest rate movements through its bank deposits and indebtedness. The Company does not enter into any hedging arrangements in regards to its interest risk exposure (i.e., interest rate swaps or forward rate agreements).

Because all of the Company’s debts are at floating rates, changes in interest rates may impact its net interest expense, positively by way of a reduction in base rates and adversely should base rates rise. The Company’s sensitivity to interest rate movements is expressed in the table below.

	December 31, 2001		December 31, 2002
Average bank debt (in $000’s)	$14,742		$20,198
Percentage subject to variable interest rates	100%		100%
Impact (in $000s) on net interest charge from 1% change in base rates	$147.4	+/–	$202.0	+/–

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Central European Distribution Corporation

We have audited the accompanying consolidated balance sheets of Central European Distribution Corporation and subsidiaries as of December 31, 2001 and 2002 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central European Distribution Corporation and subsidiaries as at December 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

Ernst & Young Audit Sp. z o.o.

Warsaw, Poland

March 14, 2003

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED BALANCE SHEETS

Amounts in columns expressed in thousands

	December 31,
	2001	2002
ASSETS
Current Assets
Cash and cash equivalents	$2,466	$2,237
Accounts receivable, net of allowance for doubtful accounts of $1,930,000 and $3,945,000 respectively	38,102	64,803
Inventories	9,001	24,321
Prepaid expenses and other current assets	1,560	3,314
Deferred income taxes	480	713

Total Current Assets	51,609	95,388

Intangible assets, net	3,002	2,868
Goodwill, net	9,969	25,323
Equipment, net	3,372	5,910
Deferred income taxes	411	924
Other assets	614	387

Total Assets	$68,977	$130,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Trade accounts payable	$29,685	$53,435
Bank loans and overdraft facilities	9,861	20,353
Income taxes payable	308	499
Taxes other than income taxes	999	513
Other accrued liabilities	1,692	2,079
Current portions of obligations under capital leases	269	316
Current portion of long-term debt	1,912	3,820

Total Current Liabilities	44,726	81,015

Long-term debt, less current maturities	3,344	6,195
Long-term obligations under capital leases	151	428
Redeemable common stock	—	1,781

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred Stock ($0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common Stock ($0.01 par value, 20,000,000 shares authorized, 4,503,801 and 6,005,263 shares issued at December 31, 2001 and 2002, respectively)	46	60
Additional paid-in-capital	15,383	27,381
Retained earnings	7,161	15,461
Accumulated other comprehensive loss	(1,684)	(1,371)
Less Treasury Stock at cost (72,900 shares at December 31, 2001 and 2002)	(150)	(150)

Total Stockholders’ Equity	20,756	41,381

Total Liabilities and Stockholders’ Equity	$68,977	$130,800

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Amounts in columns expressed in thousands

(except per share data)

	Year ended December 31,
	2000	2001	2002
Net sales	$131,233	$178,236	$293,965
Cost of goods sold	113,687	154,622	255,078

Gross profit	17,546	23,614	38,887
Selling, general and administrative expenses	13,120	16,445	23,367
Bad debt provision Depreciation of tangible fixed assets	517 366	711 841	1,431 1,273
Amortization of goodwill and intangible assets	695	762	202

Operating income	2,848	4,855	12,614

Non-operating income (expense)
Interest expense	(955)	(1,345)	(1,586)
Interest income	261	77	99
Realized and unrealized foreign currency transaction losses, net	(494)	(12)	(176)
Other income (expense), net	(172)	83	113

Income before income taxes	1,488	3,658	11,064
Income tax expense	503	1,132	2,764

Net income	$985	$2,526	$8,300

Net income per share of common stock, basic	$0.23	$0.58	$1.54

Net income per share of common stock, diluted	$0.23	$0.57	$1.49

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Amounts in columns expressed in thousands

	Common Stock
	Issued		In Treasury		Additional Paid-in-Capital	Retained Earnings	Accumulated other comprehensive loss	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 1999	4,134	$42	—	—	$12,900	$3,650	$(1,979)	$14,613
Net income for 2000	—	—	—	—	—	985	—	985
Foreign currency translation adjustment	—	—	—	—	—	—	(264)	(264)

Comprehensive income for 2000	—	—	—	—	—	—	—	721

Treasury shares purchased	—	—	64	(120)	—	—	—	(120)
Common stock issued in connection with acquisitions	268	3	—	—	1,275	—	—	1,278

Balance at December 31, 2000	4,402	$45	64	(120)	$14,175	$4,635	$(2,243)	$16,492
Net income for 2001	—	—	—	—	—	2,526	—	2,526
Foreign currency translation adjustment	—	—	—	—	—	—	559	559

Comprehensive income for 2001	—	—	—	—	—	—	—	3,085

Treasury shares purchased	—	—	9	(30)	—	—	—	(30)
Common stock issued in connection with options	70	1	—	—	611	—	—	612
Common stock issued in connection with acquisitions	32	—	—	—	597	—	—	597

Balance at December 31, 2001	4,504	$46	73	$(150)	$15,383	$7,161	$(1,684)	$20,756
Net income for 2002	—	—	—	—	—	8,300	—	8,300
Foreign currency translation adjustment	—	—	—	—	—	—	313	313

Comprehensive income for 2002	—	—	—	—	—	—	—	8,613

Common stock issued in private placement	800	8	—	—	7,398	—	—	7,406
Common stock issued in connection with options	409	3	—	—	943	—	—	946
Common stock issued in connection with acquisitions	292	3	—	—	3,657	—	—	3,660

Balance at December 31, 2002	6,005	$60	73	$(150)	$27,381	$15,461	$(1,371)	$41,381

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in columns expressed in thousands

	Year ended December 31,
	2000	2001	2002
Operating Activities
Net income	$985	$2,526	$8,300
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,061	1,603	1,475
Deferred income tax benefit	(184)	(395)	(746)
Bad debt provision	517	711	1,431
Changes in operating assets and liabilities:
Accounts receivable	(14,307)	(5,157)	(13,782)
Inventories	(1,947)	1,227	(7,329)
Prepayments and other current assets	1,002	(700)	(1,218)
Trade accounts payable	11,770	1,089	11,008
Income and other taxes	348	226	(638)
Other accrued liabilities and other	(390)	1,612	(351)

Net Cash (used in)/provided by Operating Activities	(1,145)	2,742	(1,850)

Investing Activities
Purchases of equipment	(1,786)	(634)	(487)
Acquisitions of subsidiaries	(3,855)	(1,763)	(14,158)

Net Cash Used in Investing Activities	(5,641)	(2,397)	(14,645)

Financing Activities Borrowings on bank loans and overdraft facility	5,567	8,653	7,420
Payment of bank loans and overdraft facility	(3,714)	(1,335)	—
Long-term borrowings	8,280	1,827	2,845
Payment of long-term borrowings	(3,914)	(9,959)	(2,351)
Net proceed from private placement issuance of shares	—	—	7,406
IPO warrants exercised Purchase of treasury shares	— (120)	537 (30)	946 —

Net Cash provided by (used in) Financing Activities	6,099	(307)	16,266

Net Increase (Decrease) in Cash and Cash Equivalents	(687)	38	(229)
Cash and cash equivalents at beginning of period	3,115	2,428	2,466

Cash and cash equivalents at end of period	$2,428	$2,466	$2,237

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries (Note 10)	$1,278	$596	$3,660

Common stock issued to consultants	$48	$74	$306

Capital leases	—	$516	$324

Supplemental disclosures of cash flow information
Interest paid	$865	$1,241	$1,528
Income tax paid	532	1,216	3,304

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

CEDC’s authorized capital stock consists of 20.0 million shares of common stock, $0.01 par value, and 1.0 million shares of preferred stock, $0.01 par value. No shares of preferred stock have been issued and in the event that such shares are issued, the terms and conditions will be established by the Board of Directors at a later date.

In July 1998, CEDC had an initial public offering of 2,000,000 shares of common stock (at $6.50 per share), receiving net proceeds of approximately $10.6 million. The shares are currently quoted on the NASDAQ National Market.

Carey Agri is a Polish limited liability company with headquarters in Warsaw, Poland. Carey Agri distributes alcoholic beverages throughout Poland and all operating activities are conducted within that country. It currently has branches in the following Polish cities: Warsaw, Kraków, Gdynia and Wroclaw.

In March 1999, the Company purchased a significant portion of the business assets of Multi Trade Company S.C. (MTC). MTC is a distributor of alcoholic beverages located in Biaylstok, Poland.

In May 1999, the Company purchased a significant portion of the business assets of the Cellar of Fine Wines S.C. (CFW). CFW is an importer and a distributor of wines located in Sulejówek near Warsaw, Poland.

In March 2000, the Company purchased 100% of the voting stock of Polskie Hurtownie Alkoholi Sp. z o.o. (PHA). PHA is a distributor of alcoholic and non-alcoholic beverages based in Zielona Gora, Poland.

In April 2001, the Company purchased 97% of the voting stock of Astor Sp. z o.o. (Astor). Astor is a distributor of alcoholic and non-alcoholic beverages in Olsztyn, Poland. In May 2002, the Company bought an additional 1%, and an additional 1% will be acquired in April 2003. The remaining 1% will be acquired by the Company in 2004. Minority interests are not considered significant.

During August 2001, the Company created a new Polish subsidiary—Fine Wines & Spirits Sp. z o.o. (FWS). This subsidiary operates the Company’s four retail outlets.

In April 2002, the Company bought 100% of the voting stock of Damianex S.A., a distributor of alcoholic beverages based in Lancut, Poland. In the same month the Company bought 100% of the voting stock of AGIS S.A., a distributor of alcoholic beverages based in Torun, Poland.

In October 2002, the Company bought 96.75% of the voting stock of Onufry S.A., a distributor of alcoholic beverages based in Gdansk, Poland. Minority interests are not considered significant.

The Company through its various subsidiaries derives all its revenues from Poland.

Pursuant to Polish statutory requirements, Carey Agri, MTC, CFW, PHA, Astor, Damianex, AGIS, Onufry and FWS may pay annual dividends, based on their audited Polish financial statements, to the extent of their retained earnings as defined. At December 31, 2002, approximately $10 million was available for payment of dividends.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary amounts in columns expressed in thousands

(except per share information)

2.    Summary of Significant Accounting Policies

The significant accounting policies and practices followed by the Company are as follows:

Basis of Presentation

The consolidated financial statements include the accounts of Central European Distribution Corporation and its subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidated financial statements. Minority interests in certain subsidiaries are not considered significant.

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in Polish zloties (PLN) in accordance with Polish statutory requirements and the Accounting Act of 29 September 1994. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States (U.S. GAAP).

Foreign Currency Translation and Transactions

For all of the Company’s subsidiaries the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year end. The income statements are translated at the average rate of exchange prevailing during the respective year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of shareholders’ equity. Gains and losses from foreign currency transactions are included in the net income for the period.

The accompanying consolidated financial statements have been prepared in US dollars.

The exchange rates used on Polish zloty denominated transactions and balances for translation purposes as of December 31, 2001 and 2002 for one U.S. dollar were 3.98 PLN and 3.84 PLN, respectively.

Equipment

Equipment is stated at cost, less accumulated depreciation. Depreciation of equipment is computed by the straight-line method over the following useful lives:

Type	Depreciation life in years
Transportation equipment under capital leases	2
Software and computer equipment	3
Transportation equipment	6
Beer dispensing and other equipment	2-10

Leased equipment meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on a straight-line method over the shorter of either the useful life or the term of the lease.

Where equipment costs less than $900 per item, it is expensed to the income statement as incurred.

The Company periodically reviews equipment when indicators of impairment exist and an impairment loss is recognized when needed.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary amounts in columns expressed in thousands

(except per share information)

Goodwill

As required by FASB 142, acquired goodwill is no longer amortized. Instead the Company assesses the recoverability of its goodwill at least once a year or whenever adverse events or as changes in circumstances or business climate require. The Company will test goodwill for impairment using the two-step process prescribed in FASB 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. No such impairment charge has been considered necessary through the date of the accompanying financial statements.

Intangible assets

Intangibles consist primarily of acquired trademarks. The trademarks are amortized on a straight-line basis over the period of the expected economic benefits which is 10 years. The Company assesses the recoverability of its trademarks at least once a year or whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support the recorded trademarks. If the undiscounted cash flows were to be insufficient to support the recorded assets, an impairment charge would be recognized to reduce the carrying value of the trademarks. No such charge has been considered necessary through the date of the accompanying financial statements.

The acquired trademarks in the amount of $4,053,000 had accumulated amortization of $965,000 and $1,186,000 for 2001 and 2002 respectively.

Estimated aggregate future amortization expense for intangible assets is as follows:

2003	$404
2004	404
2005	404
2006	404
2007	404
Thereafter	848

2,868

Revenue Recognition

Revenue derived from beverage distribution is recognized when goods are shipped to customers and where a delivery acceptance note signed by the customer has been returned to the Company. Sales are stated net turnover related customer discounts, an estimate of customer returns and sales tax (VAT). The value of discounts given to customers were:

	2000	2001	2002
Discounts allowed	$297	$809	$2,404

Revenue derived from retail operations (less than 1% of the total revenue) is recognized at the point of sale.

The Company incurs some listing fees which are included as a reduction of net sales but these are not considered significant.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary amounts in columns expressed in thousands

(except per share information)

Shipping and Handling Costs

Where the Company has incurred costs in shipping goods to its warehouse facilities these costs are recorded as part of inventory and then to costs of goods sold. Shipping and handling costs associated with distribution are recording in Selling, General and Administrative (S,G&A) costs. Shipping and handling costs expensed in S,G&A were:

	2000	2001	2002
Shipping and handling	$602	$1,127	$2,387

Marketing and Promotion Costs

The Company does not involve itself in direct advertising but manages the marketing and promotional budgets of suppliers for which it has exclusive distribution rights.

Marketing and promotion costs are expensed as incurred. These costs include free promotional products, point of sales merchandise and free products. These costs are included in costs of goods sold.

Accounts Receivable

Accounts receivables are recorded based on the invoice price, inclusive of VAT (sales tax), and where a delivery note has been signed by the customer and returned to the Company. The allowances for doubtful accounts are based upon the aging of the accounts receivable. The Company makes an allowance based on a sliding scale which culminates in a 100% provision should the receivable be over one year old. Where circumstances require, the Company will make specific provisions for any excess not provided for under the general provision. When a final determination is delivered to the Company regarding the non-recovery of a receivable, the Company then charges the unrecoverable amount to the accumulated allowance.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes customs duty (where applicable), and all costs associated with bringing the inventory for sale. These costs include importation, handling, storage and transportation costs, and exclude rebates received from suppliers, which are reflected as reductions to closing inventory. Inventories are comprised primarily of beer, wine, spirits and non-alcoholic beverages.

During the fourth quarter of 2002, the Company refined its inventory valuation methodology to better estimate direct costs incurred in bringing the inventory to its existing condition and location. This change in estimate resulted in increased carrying value of inventory and an increase in operating income of $449,000 for the year ended December 31, 2002.

Cash and Cash Equivalents

Short-term investments which have a maturity of three months or less from the date of purchase are classified as cash equivalents. Substantially all of these amounts were located in bank accounts in Poland at December 31, 2002.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary amounts in columns expressed in thousands

(except per share information)

Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements.

Income Taxes

The Company computes and records income taxes in accordance with the liability method.

Employee Retirement Provisions

Under Polish Labor Laws, the Company is required to provide each employee reaching their 65th birthday while employed by the Company with a bonus of one month salary. The Company has recorded its best estimate of the current year obligation, which is not significant at this time.

Employee Stock-Based Compensation

At December 31, 2002, the Company has the 1997 Stock Incentive Plan (“Incentive Plan”) under which all stock-based compensation awards are granted to directors, executives and other employees and to non-employee service providers of the Company. The Incentive Plan is described more fully in Note 13. The Company accounts for grants to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For grants to employees, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2000	2001	2002
Net income as reported	$985	$2,526	$8,300
Pro forma net income	$844	$2,155	$7,165

Pro forma earnings per share:
Basic	$0.19	$0.49	$1.33
Diluted	$0.19	$0.49	$1.29

Stock-based compensation awards are also granted to non-employee service providers under the Incentive Plan. The Company accounts for grants to non-employee service providers in accordance with the fair value method in FASB Statement No. 123.

Financial Instruments

In November 2002, the Company made the decision to convert nearly all (98%) of its non-Polish zloty denominated debt into Polish zloty. This decision was made because the falling interest rates in Poland versus the costs of hedging instruments no longer justified any perceived benefit of holding non-Polish zloty debt. A consequence of this decision is that from November 2002 the Company no longer uses derivative financial instruments.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary amounts in columns expressed in thousands

(except per share information)

Prior to November 2002, the Company used derivative financial instruments (forward foreign currency contracts) to hedge transactions denominated in foreign currencies in order to reduce the currency risk associated with fluctuating exchange rates. Such contracts were used primarily to hedge certain foreign denominated obligations. The Company’s policy was to maintain hedge coverage only on existing obligations. The derivative instruments were valued at fair value and the gains and losses on these contracts offset changes in the values of the related exposures in accordance with SFAS 138. The principal currencies hedged were the U.S. dollars and the Euro. The duration of the hedge contract typically did not exceed six months.

Comprehensive Income

Comprehensive income is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income adjusted by, among other items, foreign currency translation adjustments. The foreign translation losses/gains on the remeasurements from Polish zloties to US dollars are classified separately and are the only component of the accumulated other comprehensive income included in shareholders’ equity.

During the period ended December 31, 2002, the Company incurred foreign currency translation gains of $313,000 and reported this amount as part of the accumulated comprehensive loss in shareholders’ equity. During 2002, the Polish zloty strengthened during the second half of the year and as a result reduced the amount of the currency translation loss as compared to the previous year. Additionally, translation losses with respect to long-term inter-company transactions with the parent company are charged to other comprehensive loss. No deferred tax benefit has been recorded on the comprehensive loss in regards to the long-term inter-company transactions with the parent company, as the repayment of any equity investment is not anticipated in the foreseeable future.

Segment Reporting

The Company operates in one industry segment, the distribution of alcoholic and non-alcoholic beverages. These activities are conducted by Carey Agri, MTC, CFW, PHA, Astor, Damianex, AGIS, Onufry and FWS in Poland. Substantially all revenues, operating profits and assets relate to this business. CEDC assets (excluding inter-company loans and investments) located in the United States represent less than 1% of consolidated assets.

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

Recently issued accounting pronouncements

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure in the summary of significant

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary amounts in columns expressed in thousands

(except per share information)

accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual financial statements. SFAS 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. Refer to Note 13 for disclosures related to stock based compensation. The Company intends to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of annual periods beginning after December 15, 2002. Adoption of FIN 45 is not expected to have a significant impact on the financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure provisions of FIN 46 are effective for financial statements initially issued after January 31, 2003. Public entities with a variable interest in a variable interest entity created before February 1, 2003 shall apply the consolidation requirements of FIN 46 to that entity no later than the beginning of the first annual reporting period beginning after June 15, 2003. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. Adoption of FIN 46 is not expected to have a significant impact on the financial statements.

3.    Goodwill

Goodwill, presented net of accumulated amortization in the consolidated balance sheets, consist of:

	2001	2002
Goodwill	$10,664	$26,002
Less accumulated amortization	(695)	(679)

Goodwill, net	$9,969	$25,323

The movement of net goodwill can be reconciled as follows:

	2001	2002
Balance as at January 1	$7,703	$9,969
Additional consideration paid under purchase agreement	—	1,154
Net goodwill arising from acquisitions	2,266	14,200

Balance as at December 31	$9,969	$25,323

The Company adopted SFAS No. 142 effective January 1, 2002. Under SFAS No.142 goodwill is no longer amortized but reviewed at the beginning of the fiscal year for impairment, or more frequently if certain indicators arise.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary amounts in columns expressed in thousands

(except per share information)

The Company’s carrying value of goodwill is approximately $25.3 million at December 31, 2002 and is attributable to its reporting units which are the recently acquired subsidiaries. The Company has completed its transitional impairment review of goodwill and as a result concluded that there is no impairment to be recognized.

With the adoption SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income and earnings per share would have been as follows:

	Year Ended December 31,
	2000	2001	2002
Reported net income	$985	$2,526	$8,300
Goodwill amortization	494	498	—
Adjusted net income	1,479	3,029	8,300

Basic earnings per share of common stock
Reported net income	0.23	0.58	1.54
Goodwill amortization	0.11	0.10	—
Adjusted basic earnings per share of common stock	0.34	0.68	1.54
Diluted earnings per share of common stock
Reported net income	0.23	0.57	1.49
Goodwill amortization	0.11	0.11	—
Adjusted diluted earnings per share of common stock	0.34	0.68	1.49

4.    Equipment

Equipment, presented net of accumulated depreciation in the consolidated balance sheets, consists of:

	December 31,
	2001	2002
Equipment under capital lease	$516	$985
Transportation equipment	3,211	9,064
Computer equipment and software	23	313
Beer dispensing and other equipment	1,479	356

	$5,229	$10,718
Less accumulated depreciation	(1,857)	(4,808)

Equipment, net	$3,372	$5,910

In 2002, the Company recorded a depreciation expense related to equipment under capital lease in the amount of $162,000. The accumulated depreciation for equipment under capital lease was $199,000.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary amounts in columns expressed in thousands

(except per share information)

5.    Allowances for Doubtful Accounts

Changes in the allowance for doubtful accounts during each of the three years in the period ended December 31, 2002 were as follows:

	Year ended December 31,
	2000	2001	2002
Balance, beginning of year	$343	$1,230	$1,930
Provision for bad debts	517	711	1,431
Charge-offs, net of recoveries	—	(11)	—
Increase in allowance from purchase of subsidiaries	370	—	584

Balance, end of year	$1,230	$1,930	$3,945

6.    Bank Loans and Overdraft Facilities

The Company has banking facilities with six banks which are used to support both the Company’s acquisition strategy and its Cash on Delivery (COD) vodka purchasing requirements. The credit lines are denominated in various currencies as follows:

	December 31,
	2001	2002
USD	$7,531	$744
EUR	1,219	—
PLN	6,367	29,624

	$15,117	$30,368

These facilities are disclosed in the financial statements as:

	December 31,
	2001	2002
Overdrafts	$9,861	$12,289
Short term debt	—	$8,064
Long term debt – current portion	1,912	3,820
Total long term debt less current portion	3,344	6,195

Total	$15,117	$30,368

Principle repayments for the followings years.

2003	$24,173
2004	4,434
2005	1,761

Total	$30,368

Within the total overdraft facilities agreed as at December 31, 2002, $4.5 million remains available. These overdraft facilities are subject to renewal between April and December 2003.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary amounts in columns expressed in thousands

(except per share information)

Base Currency	Purpose	Principal in $000’s	Interest	Maturity	Collateral
PLN	COD overdraft	$12,289	1 month WIBOR + 1.07%	December 2003	Inventories and receivables
PLN	Acquisition loan	2,973	3 month WIBOR + 1.96%	December 2004	Shares of PHA
PLN	Acquisition loan	2,488	3 month WIBOR + 1.7%	March 2003	Shares of Astor
PLN	Acquisition loan	5,280	1 month WIBOR + 2.5%	June 2005	Shares of Damianex and AGIS
USD	Acquisition loan	174	3 month LIBOR + 2%	April 2003	Fixed assets
USD	Acquisition loan	320	3 month LIBOR + 2%	April 2004	Fixed assets
USD	Acquisition loan	250	3 month LIBOR + 1.7%	June 2003	Fixed assets
PLN	Acquisition loan	1,015	1 month WIBOR + 1.0%	December 2004	Inventories and receivables
PLN	Working capital loans	521	1 month WIBOR + 0.4%	June 2003	Inventories and receivables
PLN	Working capital loans	1,302	1 month WIBOR + 0.6%	May 2003	Inventories and receivables
PLN	Working capital loans	1,042	1 month WIBOR + 1.1%	January 2003	Inventories and receivables
PLN	Working capital loans	2,714	1 month WIBOR + 0.6%	February 2003	Inventories and receivables

Total		$30,368

During the fourth quarter of 2002, the Company made the decision that with domestic Polish interest rates continuing to fall and the uncertainty of the foreign currency markets, that the Company’s best interest would be served by transferring approximately 98% of its term debt into Polish denominated debt. The weighted average interest charge on all bank loans and overdraft facilities was 8.7% and 8.4% for December 31, 2001 and 2002 respectively.

7.    Lease Obligations

In November 2000, the Company entered into an operating lease, for its main warehouse and office in Warsaw, which stipulated monthly payments of $130,000 for five years. This lease cannot be terminated. In February 2003, the Company renegotiated this lease by signing a seven-year agreement starting from May 1, 2003 at a lower rent of $90,000 per month. The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of December 31, 2002.

2003	$1,240
2004	1,080
2005	1,080
2006	1,080
2007	1,080
Thereafter	2,520

$8,080

The Company also has rental agreements for all of the regional offices and warehouse space. Monthly rentals range from approximately $2,000 to $11,670. All of the regional office and warehouse leases can be terminated by either party within two or three month’s prior notice. The retail shop lease has no stated expiration date, but can be terminated by either party with three months prior notice.

The rental expense incurred under operating leases during 2000, 2001 and 2002 was as follows:

	2000	2001	2002
Rent expense	$1,442	$2,583	$3,211

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary amounts in columns expressed in thousands

(except per share information)

During 2002, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease at December 31, 2002 are as follows:

2003	$355
2004	482

$837
Less interest	(93)

$744

8.    Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	2000	2001	2002
Basic:
Net income	$985	$2,526	$8,300

Weighted average shares of common stock outstanding	4,334	4,359	5,388

Basic earnings per share	$0.23	$0.58	$1.54

Diluted:
Net income	$985	$2,526	$8,300

Weighted average shares of common stock outstanding	4,334	4,359	5,388
Net effect of dilutive employee stock options based on the treasury stock method	—	54	162
Net effect of dilutive stock options—based on the treasury stock method in regards to IPO options/warrants, contingent shares from acquisition and options issued to consultants	—	34	21

Totals	4,334	4,447	5,571

Diluted earnings per share	$0.23	$0.57	$1.49

Options compensation to consultants, contingent shares for acquisitions and employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during portions of 2002. The warrants granted to the underwriters in connection with the Company’s initial public offering were all exercised during 2002.

9.    Acquisitions

Overview

The Company’s strategy and objectives regarding its acquisition policy are to acquire regionally strong alcohol distributors in order to build market share and construct a nationwide distribution network in order to attract and retain national clients and to strengthen its buying leverage. The price paid by the Company in making its acquisitions is based on earnings projections of the acquired company operating under the Company’s business model.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary amounts in columns expressed in thousands

(except per share information)

On April 22, 2002, the Company completed the acquisition of 100% of the voting shares of Damianex S.A., an alcohol distributor in southeastern Poland. The purchase price of $9,139,880 (including expenses) consisted of $7,359,000 in cash and the issuance of 152,996 shares of common stock valued at $1,781,000 using an average of the share price before and after the transaction date. The source of the funds consisted of a long-term loan of $2,500,000 from Bank Fortis in Warsaw, Poland and $4,638,000 from a private placement offering of common stock (gross proceeds $8,400,000) completed by the Company on March 28, 2002.

Damianex is Poland’s largest independent beer distributor and has a strong market position in the Southeast of Poland. The acquisition has been accounted for as a purchase and the results of Damianex have been included into the consolidated condensed financial statements from the acquisition date. The premium paid in excess of estimated fair market value as at the date of acquisition has been accounted for as acquired goodwill ($5,999,000 which is not tax deductible) and in accordance with SFAS 142 will not be amortized, but will be subject to a periodic impairment review. The Company has obtained an independent valuation of the acquired assets.

Certain common stock issued in connection with the Damianex acquisition is subject to a put option, which allows the seller to require the Company to repurchase the shares at $12.00 per share during the period between April 25, 2003 and April 29, 2003. The common stock subject to this option has been classified as redeemable common stock at an amount of $12.00 per share ($1,781,000). The common stock issued in consideration for the acquisition is subject to a twelve-month lock-up period.

A condensed balance sheet of the acquired company as at the acquisition date is as follows:

Tangible fixed assets	$1,968
Acquired goodwill	5,999
Current assets	10,342
Current liabilities	(9,169)
Net fair value	9,140
Shareholder equity	9,140

On April 24, 2002, the Company completed the acquisition of 100% of the voting stock of AGIS S.A., an alcohol distributor in northern Poland. The purchase price of $6,933,000 consisted of $4,762,000 (including expenses) in cash and the issuance of 172,676 shares of common stock valued at $2,171,000 using an average of the share price before and after the transaction date. The source of the funds was a long-term loan of $1,800,000 from Bank Fortis in Warsaw, Poland and $2,768,000 from a private placement offering of common stock (gross proceeds $8,400,000) completed by the Company on March 28, 2002.

AGIS has a strong market position in northern Poland. The acquisition has been accounted for as a purchase and the results of AGIS have been included into the consolidated condensed financial statements from the acquisition date. The premium paid in excess of estimated fair market value as at the date of acquisition has been accounted for as acquired goodwill ($6,559,000 which is not tax deductible) and under SFAS 142 will not be amortized, but will be subjected to a periodic impairment review. The Company has obtained an independent valuation of the acquired assets.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary amounts in columns expressed in thousands

(except per share information)

A condensed balance sheet of the acquired company as at the acquisition date is as follows:

Tangible fixed assets	$533
Acquired goodwill	6,559
Current assets	10,151
Current liabilities	(10,310)
Net assets as fair value	6,933
Shareholder equity	6,933

On October 15, 2002, the Company completed the acquisition of 96.75% of the voting stock of Onufry S.A., an alcohol distributor based in Gdansk. The purchase price was $1,945,300 consisting of $1,565,000 (including expenses) in cash and 39,503 shares of common stock valued at $380,300 using an average of the share price before and after the transaction date. The cash element was funded by a $700,000 bank loan with the balance coming from the Company’s cash reserves. The purchase price allocation on Onufry’s balance sheet has not been finalized and will be completed by June 30, 2003. Management does not expect any material items to arise upon final allocation of purchase price.

A condensed balance sheet of the acquired company as at the acquisition date is as follows:

Tangible fixed assets	$102
Acquired goodwill	1,596
Current assets	3,429
Current liabilities	(3,182)
Net assets at fair value	1,945
Shareholder equity / cost of acquisition	1,945

The CEDC common stock given in consideration for the acquisition is subject to a six-month lock up period.

On April 5, 2001, the Company purchased 97% of the voting shares of Astor Sp. z o.o. (Astor) for $1.2 million (including expenses) cash and 31,264 shares of common stock (stock valued at approximately $98,000). The shares issued may not be sold without the Company’s consent for three years subsequent to the acquisition. The terms of the agreement allow for an additional payment of both cash and Company stock, which are contingent upon Astor achieving a certain profit target. In March 31, 2002, the Company paid in regards to the contingent consideration an additional $445,600 in cash and issued an additional 81,427 shares of common stock valued at approximately $956,000. As at March 1, 2003, the Company is due to pay and additional $216,000 in cash and issue an additional 22,890 shares of common stock valued at approximately $630,000. If Astor is able to achieve the remaining target earnings, the total acquisition cost is expected to be approximately $3.6 million, which includes further $345,000 contingent consideration, which may be paid over the next year.

A condensed balance sheet of the acquired company as at the acquisition date is as follows:

Tangible fixed assets	$32
Acquired goodwill	3,456
Current assets	3,473
Current liabilities	(3,490)
Net assets as fair value	3,471
Shareholder equity/cost of acquisition	3,471

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary amounts in columns expressed in thousands

(except per share information)

Assuming consummation of the Damianex, AGIS, Astor and Onufry acquisitions and the issuance of common shares as of January 1, 2000, the unaudited pro forma consolidated operating results for 2000, 2001 and 2002 are as follows:

	2000	2001	2002
Net sales	$277,944	$363,201	$357,194

Net income	2,121	6,205	9,040

Net income per share data:
Basic earnings per share of common stock	$0.42	$1.12	$1.56
Diluted earnings per share of common stock	$0.41	$1.11	$1.51

10.    Financial Instruments, Commitments and Contingent Liabilities

Financial Instruments and Their Fair Values

Financial instruments include cash and cash equivalents, accounts receivable, certain other current assets, trade accounts payable, overdraft facilities and other payables. These financial instruments are disclosed separately in the consolidated balance sheets and their carrying values approximate their fair market values. Financial instruments are denominated in stable currencies and they are of a short-term nature whose interest rates approximate current market rates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable from Polish companies. Credit is given to customers only after a thorough review of their credit worthiness. The Company does not normally require collateral with respect to credit sales. The Company routinely assesses the financial strength of its customers. As of December 31, 2002 and 2001, the Company had no significant concentrations of credit risk. The Company has not experienced large credit losses in the past. The Company restricts temporary cash investments to financial institutions with high credit ratings.

Inflation and Currency Risk

The Polish government has adopted policies that in recent years have lowered and made more predictable the country’s level of inflation. The annual rate of inflation was approximately 8.5% in 2000, 3.6% in 2001 and 1.1% in 2002. The exchange rate for the zloty had stabilized and the rate of devaluation of the zloty had decreased for the last several years. During the first two quarters of 2002, the zloty decreased in value in respect to the U.S. dollar, while in the latter half of the year it made a strong recovery against the U.S. dollar.

Supply contracts

The Company has various agreements covering its sources of supply, which in some cases may be terminated by either party on relatively short notice. Thus, there is a risk that a portion of the Company’s supply of products could be curtailed at any time.

In 2002, over 5% of the Company’s net sales resulted from sales of products purchased from the following companies: Polmos Bialystok (20%), Unicom Bols Group (14%), and Wyborowa S.A., formally Polmos Poznan (7%).

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary amounts in columns expressed in thousands

(except per share information)

Contingent liabilities

The Company is involved in some litigation and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

11.    Income Taxes

The Company operates in two tax jurisdictions, Delaware in the United States of America and Poland. All Polish subsidiaries file their own corporate tax returns as well as account for their own deferred tax assets. The Company does not file a tax return in Delaware based upon its consolidated income, simply upon that income statement for transactions occurring in the United States.

During 2000 and 2001, enacted tax rates were 30% in 2000, 28% in 2001 and 2002, 24% in 2003 and 22% thereafter. The enacted rates were revised in October 2002 such that the corporate income tax rate for 2003 was restated to 27%.

Income tax expense consists of the following:

	Year ended December 31,
	2000	2001	2002
Current Polish income tax expense	$687	$1,527	$3,510

Deferred Polish income tax benefit, net	(195)	(331)	(433)
Deferred US income tax (benefit)/expense	11	(64)	(313)

Total income tax expense	$503	$1,132	$2,764

Total Polish income tax payments (or amounts used as settlements against other statutory liabilities) during 2000, 2001 and 2002 were $532,000, $1,216,000 and $3,304,000 respectively. CEDC has paid no U.S. income taxes and has net operating loss carry forwards totaling $1,959,000, of which $859,000 will expire in 2016 and $1,100,000 will expire in 2017.

Total income tax expense varies from expected income tax expense computed at Polish statutory rates (30% in 2000, 28% in 2001 and 28% in 2002) as follows:

	Year ended December 31,
	2000	2001	2002
Tax at Polish statutory rate	$446	$1,024	$3,098

Movements in deferred tax asset valuation allowance primarily due to bad debts	124	134	(307)
Effect of foreign currency exchange rate change on net deferred tax assets	(47)	(40)	(28)
Effect of changes in tax rates on net deferred tax assets	—	—	(12)
Permanent differences.	(20)	14	13

Total income tax expense	$503	$1,132	$2,764

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary amounts in columns expressed in thousands

(except per share information)

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2001	2002
Deferred tax assets:
Allowance for doubtful accounts	$676	$375
Unrealized foreign exchange losses/(gains), net	44	—
Accrued expenses, deferred income and prepaid, net Carey Agri operating loss carry forward expiring 2005	249 40	469 —
Tax benefit derived from sales to subsidiaries	205	434
CEDC operating loss carry-forward benefit, expiring in 2012 – 2016	234	474

Total deferred tax assets	$1,448	$1,752
Less valuation allowance	(307)	—

Net deferred tax asset	$1,141	$1,752

Deferred tax liability
Deferred income	$250	$83
Timing differences in finance type leases	—	$32

Net deferred tax liability	$250	$115

Total net deferred tax asset	$1,141	$1,752
Total net deferred tax liability	$250	$115

Total net deferred tax	$891	$1,637

Shown as:
Current deferred tax asset	$480	$713
Non-current deferred tax asset	411	924

	$891	$1,637

Valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets will not be realized in the future. These valuations are based on expected future taxable income and expected reversals of the various net deductible temporary differences. The valuation allowance has related primarily to the future tax deductibility of the allowance for bad debts. During 2002 the Company has undergone an analysis of its bad debt provisions following a change in Polish tax law which became effective in 2002, allowing for the accelerated tax deductability on unpaid debts. Following this analysis the Company was able to process more of its provisions through its statutory tax books and form a more definitive opinion on the recoverability of the amounts included within the deferred tax asset. As a result of this review, the Company has concluded that a valuation allowance is no longer needed as of December 31, 2002.

Prior to January 1, 2001, the Company had a policy to permanently reinvest their earnings. As of January 1, 2001, the Company instituted a policy of having all of its subsidiaries (except Carey Agri) pay dividends. Management intends to distribute 50% of the earnings from the Polish subsidiaries in the future. The retained earnings prior to January 1, 2001 are not considered distributable. Deferred taxes have been created for these distributable earnings.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary amounts in columns expressed in thousands

(except per share information)

No deferred taxes have been created for the remaining undistributed earnings as the Company intends to permanently reinvest these earnings.

Carey Agri’s, MTC’s, CFW’s, PHA’s, FWS’s, Astor’s, Damianex’s, AGIS and Onufry’s tax liabilities (including corporate income tax, Value Added Tax (VAT), social security and other taxes) may be subject to examinations by Polish tax authorities for up to five years from the end of the year the tax is payable. CEDC’s US federal income tax returns are also subject to examination by the US tax authorities. As the application of tax laws and regulations, and transactions are susceptible to varying interpretations, amounts reported in the consolidated financial statements could be changed at a later date upon final determination by the tax authorities.

12.    Related Party Transactions

The Company rents retail space under a short-term rental agreement from the Company’s president. The rent is $2,200 per month. The total rental expense incurred during each of 2000, 2001 and 2002 in regards to this premises was $26,400.

The Company uses training services provided by a company part owned by the Company’s chief financial officer. The value of services bought during 2002 was $8,000, and no services were provided in 2000 and 2001. The Company also rented office space to this training company and received rent payments totaling $11,520 during 2002. No space was rented in 2000 and 2001.

In 1999, the Company underwrote a bank guarantee in favor of the Company’s President for the value of EUR150,000. The loan was for the purchase of a residential property for the Company’s President and is subject to annual roll over by the bank. All interest and charges are borne by the Company’s President.

The Company has bought and continues to buy wine from the former employers of one of the directors. The director concerned left the employment of the supplier in late 2001. In April 2002, the director resigned from the Company’s Board of Directors.

13.    Stock Option Plans and Warrants

The Company has elected to follow APB 25 and related Interpretations for its employee stock options because the alternative fair value accounting provided for under FASB Statement 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

The Company’s 1997 Stock Incentive Plan (“Incentive Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, executives and other employees (‘employees”) of the Company and to non-employee service providers of the Company. The Incentive Plan authorizes, and the Company has reserve for future issuance, up to 750,000 shares of Common Stock (subject to anti-dilution adjustment in the event of a stock-split, recapitalization or similar transaction). The Compensation Committee of the Board of Directors of the Company administers the Incentive Plan.

The Company also operates an Executive Bonus Plan under which officers of the Company are awarded stock options. The number of stock options granted varies based on the level of operating results achieved in the

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary amounts in columns expressed in thousands

(except per share information)

year prior to the date of the grant. The stock option price is based on the fair market value of the Common Stock on the date of grant which generally coincides with the first Board of Directors meeting subsequent to year end. The Stock Options are awarded under the provisions of the Incentive Plan.

The option exercise price for stock options granted under the Incentive Plan may not be less than fair market value but in some cases may be in excess of the Common Stock on the date of grant. The Company uses the stock option price based on the closing price of the Common Stock on the day before the date of grant if such price is not materially different than the opening price of the Common Stock on the date of grant. Accordingly, there is no compensation expense recorded for options granted under the Incentive Plan to employees. Stock options may be exercised up to 10 years after the date of grant except as otherwise provided in the particular stock option agreement. Payment for the shares must be by cash, which must be received by the Company prior to any shares being issued. Stock options granted vest immediately for grants to Board members, when they are elected to the Board. Stock options granted as part of an employee employment contract vest after 12 months. Stock options granted as part of a loyalty program vest in 3 years.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 2001, and 2002, respectively: risk-free interest rate of 6.93%, 6.33%, and 6.69%; dividend yields of 0.0%; volatility factors of the expected market price of the Company’s common stock of 1.731, 1.744, and 1.571; and a weighted-average expected life of the option of 3.4 years.

The Black-Scholes option valuation method was developed for use in the estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock option have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	2000	2001	2002
Net income as reported	$985	$2,526	$8,300
Pro forma net income	844	2,155	7,165

Pro forma earnings per share:
Basic	0.19	0.49	1.33
Diluted	0.19	0.49	1.29

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary amounts in columns expressed in thousands

(except per share information)

A summary of the Company’s stock option activity, and related information for the years ended December 31 follows:

Employees and Insiders Only	Options			Weighted-Average Exercise Price
	2000	2001	2002	2000	2001	2002
Outstanding at January 1,	178,500	263,750	378,750	—	$4.83	$5.38
Granted	85,250	115,000	178,250	$3.92	$6.64	$11.83
Exercised	—	—	(95,250)	—	—	$5.59
Forfeited	—	—	(25,250)	—	—	$8.06

Outstanding at December 31,	263,750	378,750	436,500	$4.83	$5.38	$7.81
Exercisable at December 31,	223,000	301,000	280,500	$5.02	$5.20	$7.04
Weighted-average fair value of options granted	85,250	115,000	178,250	$3.38	$5.54	$11.00

Total Options	Options			Weighted-Average Exercise Price
	2000	2001	2002	2000	2001	2002
Outstanding at January 1,	303,500	388,750	453,750	—	$5.58	$5.57
Granted	85,250	130,000	218,250	$3.92	$6.77	$11.89
Exercised	—	(65,000)	(155,250)	—	$8.00	$5.84
Forfeited	—	—	(25,250)	—	—	8.06

Outstanding at December 31,	388,750	453,750	491,500	$5.58	$5.57	$8.18
Exercisable at December 31,	348,000	376,000	335,500	$5.79	$5.47	$7.70
Weighted-average fair value of options granted	85,250	130,000	218,250	$3.38	$5.67	$11.02

During 2000, 2001 and 2002, respectively, the range of exercise prices were $3.78 to $4.00; $3.50 to $6.75; and $11.60 to $16.26. During 2000, 2001, and 2002, respectively, the weighted average remaining contractual life of options outstanding were 9 years; 8 years; and 7 years. Exercise prices for options outstanding as of December 31, 2002 ranged from $11.60 to $16.26.

For stock options granted to non-employee service providers, the Company accounted for these grants in accordance with the fair value method in Statement 123. The fair value of these stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 2001, and 2002, respectively: risk-free interest rate of 6.93%, 6.33%, and 6.69%; dividend yields of 0.0%; volatility factors of the expected market price of the Company’s common stock of 1.731, 1.744, and 1.571; and a weighted-average expected life of the option of 3,4 years. During 2000, a total of $22,500 was charged to S,G&A in the statement of operations based on the fair value determination of the stock options granted to non-employee service providers. During 2001, a total of $74,000 was treated as a deferred cost in anticipation of the Company’s proposed private placement of Common Stock which occurred in 2002. During 2002, a total of $306,000 was treated as a cost of raising capital in the private placement.

During April 2002, 20,000 stock options were granted to certain officers of the Company. Under these grants, the option holder was to receive a fixed number of stock options with an option price fixed at the date of grant only if certain earnings targets were achieved. Such grants are considered as variable under APB 25. In November 2002, the Company rescinded these variable stock option grants replacing them with a cash bonus plan based on certain earnings before being achieved in 2002. Additional stock options were not awarded to the

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary amounts in columns expressed in thousands

(except per share information)

impacted officers. As of December 31, 2002, the Company had approximately $100,000 accrued for payment under this cash bonus plan.

In connection with the Company’s initial public offering, the Company agreed to sell to one of the underwriters or their designees (for nominal consideration) warrants to purchase 200,000 shares of Common Stock. During 2002, all of these warrants were exercised at $8.45 per share.

14.    Stockholders Equity

Treasury Stock

On November 27, 2000, the Company’s Board of Directors authorized a share repurchase program to buy up to 200,000 shares in the open market. The Company repurchased 64,100 shares in 2000 and 8,800 shares in the 2001 in open market for an aggregate cost of $150,000 through December 31, 2001. These shares have been treated as treasury stock.

Dividend Policy

The Company has instituted a policy of having all of its subsidiaries (except Carey Agri) pay dividends to their respective shareholders, either the Company or Carey Agri. The subsidiaries, except for Carey Agri, will distribute 50% of their respective current years after tax profits except for those generated during the first year of ownership. The retained earnings prior to January 1, 2001 are not considered distributable. As at December 31, 2002, the Company’s subsidiaries will provide for dividends of approximately $4,470,000 to Carey Agri and the Company. Based upon on the Company’s shareholdings, CEDC will receive $1,019,000 and Carey Agri $3,450,000.

Redeemable Stock

Certain common stock issued in connection with the acquisition of Damianex is subject to a put option, which allows the seller to require the Company to repurchase the shares at $12.00 per share during the period between April 25, 2003 and April 29, 2003. The common stock attributable to this option has been classified as redeemable common stock at an amount of $12.00 per share ($1,781,000). When the put option expires the liability will be transferred to shareholder equity. The common stock given in consideration for the acquisition is subject to a twelve-month lock up period.

Restricted Stock

The Company issues common stock as part of the consideration in connection with its acquisitions. These securities are issued in private placements and are not publicly tradable. In addition, the recipients of these securities generally agree to contractual lock-up periods ranging from six months to three years, and the certificates representing these securities bear restrictive legends setting forth the restrictions on transfer. If the holder of these securities satisfies the holding period under Rule 144 of the Securities Act of 1933 and the lock-up period has expired, counsel for the Company will render an opinion to the transfer agent advising that the certificate representing the restricted securities can be reissued without restrictive legend.

15.    Derivative financial instruments

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

The Company has designated forward contracts as fair value hedges (i.e., hedging the exposure to changes in the fair value of the foreign denominated bank loans). The gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period.

The adoption of SFAS 133 on January 1, 2001, resulted in no cumulative adjustment to the financial statements.

For currency forward contracts, effectiveness is measured by using the forward-to-forward rate compared to the underlying economic exposure. The Company’s hedging policy was considered highly effective during the nine month period ended September 30, 2002.

During the fourth quarter, the Company converted approximately 98% of its U.S. dollar and Euro denominated debt into Polish zloty denominated debt and as a result the use of currency forward contracts was no longer necessary. As a result as at December 31, 2002 there were no open forward contracts. For comparative purposes the amount of open forward contracts as at December 31, 2001 were:

Values in U.S. dollars	U.S. Dollar	Euro
March 2002 termination date	$4,000,000	$1,590,300
June 2002 termination date	2,000,000	—
Unrealized losses as at December 31, 2001 (total)	230,450	127,200

	2000	2001	2002
Net gains/(losses) recognized in income statement for years ended December 31,	$(917,240)	$(334,224)	$(180,700)

16.    Subsequent events

During January 2003, the Company signed a letter of intent regarding the purchase of Dako Galant S.A. (Polish spirit distributor). The acquisition of Dako Galant S.A. is scheduled to close by April 2003. The acquisition will be financed by a combination of cash and Common Stock.

In February 2003, the Company renegotiated the lease on its Warsaw head office and distribution facility by signing a seven-year agreement starting from May 1, 2003 at a lower rent of $90,000 per month.

In March 2003, the Company finalized its acquisition of Onufry with the issuance of 25,000 shares of Common Stock with a market value of $662,500. The Company also acquired the remaining 3.25% of the outstanding shares of Onufry for $50,000.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary amounts in columns expressed in thousands

(except per share information)

17.    Quarterly financial information (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2001	2002	2001(A)	2002(B)	2001	2002	2001	2002(C)
Net sales	$33,602	$42,650	$45,530	$71,458	$42,073	$66,508	$57,031	$113,349
Gross profit	4,551	5,579	5,868	9,824	5,452	8,428	7,743	15,056
Operating income	584	1,298	1,330	3,158	1,140	1,766	1,801	6,392
Net income	379	786	471	1,936	447	1,017	1,229	4,561
Net income per common share—basic	0.09	0.17	0.11	0.36	0.10	0.18	0.28	0.78
Net income per common share—diluted	0.09	0.17	0.11	0.36	.0.10	0.17	0.27	0.75

(A)	Purchase of Astor
(B)	Purchase of Damianex & AGIS
(C)	Purchase of Onufry

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The directors and executive officers of CEDC are set forth below:

Name	Age	Position(s)
William V. Carey	38	Chairman, President and Chief Executive Officer
Jeffrey Peterson	52	Vice Chairman
James T. Grossmann	62	Director
Tony Housh	36	Director
Jan W. Laskowski	46	Director
Richard Roberts	55	Director
Scott Fine	46	Director
Neil Crook	40	Vice President and Chief Financial Officer
Evangelos Evangelou	35	Vice President and Chief Operating Officer
James Archbold	42	Vice President, Secretary and Director of Investor Relations

Directors and executive officers of CEDC are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected. All directors of CEDC are elected annually at the annual meeting of stockholders. Executive officers of CEDC generally are appointed at the board’s first meeting after each annual meeting of stockholders.

William V. Carey has served as Chairman, President and Chief Executive Officer of CEDC since its inception. Mr. Carey began working for Carey Agri in 1990, and instituted and supervised the direct delivery system for Carey Agri’s nationwide expansion. Mr. Carey has more than 10 years experience heading distribution companies in Poland. Mr. Carey is a graduate of the University of Florida with a BA in economics.

Jeffrey Peterson has served as Vice Chairman of the Board of Directors of CEDC since its inception. He held the position of Executive Vice President before his retirement in 2002. Mr. Peterson was a co-founder of Carey Agri in 1990, and is a member of the management board of that entity. Prior thereto, Mr. Peterson contracted with African, Middle Eastern, South American and Asian governments and companies for the supply of American agricultural exports and selected agribusiness products, such as livestock, feed supplements and veterinary supplies. Mr. Peterson has worked with international banks and United States government entities to facilitate support for exports from the United States.

James T. Grossmann, a retired United States foreign-service officer, has served as a Director of CEDC since its inception. With the United States Agency for International Development (“U.S.A.I.D.”) during the years 1977 to 1996, Mr. Grossmann served in emerging markets in Central Europe, Central America, Africa and Asia with a concentration on developing private sector trading and investment through United States government-sponsored aid programs. Immediately prior to his retirement in 1996, he managed a $300 million mass privatization and capital markets development program that assisted 14 former state-controlled countries in Central Europe transition to market economies.

Tony Housh is a principal at the regulatory affairs advisory firm of Central Europe Access LLC. Mr. Housh was the Executive Director of the American Chamber of Commerce in Poland from 1996 to 2000, where he obtained an in-depth knowledge of the Polish regulatory framework. Mr. Housh has been a director of the Company since August 2000. He is also a member of the Chamber’s Board of Directors, as well as the Board of the Fulbright Commission. Mr. Housh is a graduate of Katholieke Universitiet van Leuven (Belgium) and the University of Kansas.

Jan W. Laskowski has served as a director of CEDC since its inception. Mr. Laskowski has lived and worked in Poland since 1991. He was the Vice President and member of the management board of American Bank in Poland (“Amerbank”) until February 1999, a position he had held since 1996, where he was responsible for business development. Before joining Amerbank in 1991, Mr. Laskowski worked in London for Bank Liechtenstein (UK) Ltd from 1989 to 1991. He began his career with Credit Suisse, also in London, where he worked for 11 years.

Richard Roberts has been a Director of CEDC since July 2002. Mr. Roberts, President of RSR International, LLC, a consulting firm specializing in international marketing and sales of alcoholic beverages, has over 30 years experience in the alcohol beverages field. Previously from 1992 to January 2002, he was Vice President International for the Sutter Home Winery, responsible for all markets outside the United States. Prior to that, he held a variety of senior management positions at Seagram International, including marketing and sales, as well as several general management positions of Seagram production and distribution companies outside the United States. Mr. Roberts has an M.B.A. degree from the American Graduate School of International Management.

N. Scott Fine is President and founder of Fine Equities, Inc., a New York based investment-banking firm. Mr. Fine has been involved in corporate finance for over 20 years. Fine Equities, Inc. focuses on small to medium cap companies and manages high net worth individuals and small institutions. Mr. Fine originated the process and co-managed the initial public offering of CEDC. He has also worked on a series of transactions domestically and internationally in the healthcare and consumer products area.

Neil Crook joined the Company in February 2000 as Vice President and Chief Financial Officer. From April 1996 to January 2000, he held the position of Financial Controller in Xerox Polska Ltd., the autonomous subsidiary of Xerox (Europe) Ltd. in Poland. Prior thereto, he worked with Continental Can Polska where he oversaw the financial operation of the construction of an aluminum can manufacturing plant. Prior to working in Poland, Mr. Crook spent seven years working in audit and tax in the United Kingdom. Mr. Crook has nine years experience in Poland and is a United Kingdom registered F.C.M.A. (Fellow of the Chartered Institute of Management Accountants).

Evangelos Evangelou joined the Company in September 1998 as Vice President and Chief Operating Officer. From October 1993 until July 1998, Mr. Evangelou was Assistant Manager and General Manager of Louis Poland where he was responsible for the day-to-day operations of all food and beverage outlets within Warsaw International Airport. Prior to coming to Poland, Mr. Evangelou was in food and beverage management in the United Kingdom.

James Archbold joined the Company in January 2002 as Vice President, Secretary and Director of Investor Relations. From August 1996 through January 1998, he held the position of National Sales Director for domestic brands for Carey Agri. Prior to joining CEDC, he worked in Poland for AIG/Lincoln, a real estate development company as Director of Marketing and Leasing. Prior to coming to Poland in 1995, he worked in the retail brokerage industry in New York, where he last worked for Paine Webber. Mr. Archbold holds a MA degree from Columbia University in applied linguistics.

Additional information with respect to directors and executive officers of the Company is incorporated herein by reference to the proxy statement for the annual meeting of stockholders to be held on April 28, 2003.

Item 11.    Executive Compensation

The information with respect to executive compensation and transactions is incorporated herein by reference to the proxy statement for the annual meeting of stockholders to be held on April 28, 2003.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the proxy statement for the annual meeting of stockholders to be held on April 28, 2003.

Item 13.    Certain Relationships and Related Transactions

The information with respect to certain relationships and related transactions is incorporated herein by reference to the proxy statement for the annual meeting of stockholders to be held on April 28, 2003.

Item 14.    Controls and Procedures

CEO and CFO Certifications.    Immediately following the “Signatures” section of this annual report are the certifications of the CEO and the CFO required by Rules 13a-14 and 15d-14 the Securities Exchange Act of 1934 (the “Certifications”). This section of the annual report contains the information concerning the evaluation of Disclosure Controls and changes to Internal Controls referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls.    Disclosure Controls are procedures that are designed for the purpose of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 (such as this annual report), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Internal Controls are designed for the purpose of providing reasonable assurance that the Company’s transactions are properly authorized, recorded and reported and that the Company’s assets are safeguarded from improper use to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls.    The Company’s management, including the CEO and CFO, does not expect that the Company’s Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes to Internal Controls.    In accordance with the SEC’s requirements, the CEO and the CFO note that, since the date of their last evaluation, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions regarding Disclosure Controls.    Based upon the required evaluation of Disclosure Controls, the CEO and CFO have concluded that, subject to the limitations noted above, the Company’s Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the Company’s periodic reports are being prepared.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  The following consolidated financial statements of the Company and report of independent auditors are included in Item 8 of this annual report on Form 10-K.

Report of Independent Auditors.

Consolidated Balance Sheets at December 31, 2001 and 2002.

Consolidated Statements of Income for the years ended December 31, 2000, 2001 and 2002.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2000, 2001 and 2002.

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002.

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

2.1

Contribution Agreement among Central European Distribution Corporation and William V. Carey, William V. Carey Stock Trust, Estate of William O. Carey and Jeffrey Peterson dated November 28, 1997 (Filed as Exhibit 2.1 to the Registration Statement on Form SB-2, File No. 333-42387, with the Commission on December 17, 1997 [the “1997 Registration Statement”] and incorporated herein by reference.)

2.2	Investment Agreement for Damianex S.A. dated April 22, 2002 (Filed as Exhibit 2 to the Company’s current report on Form 8-K/A filed on May 14, 2002 and incorporated herein by reference.)

2.3	Shares Purchase Agreement for AGIS S.A. dated April 24, 2002 (Filed as Exhibit 2.2 to the Form 8-K/A filed on June 3, 2002 and incorporated herein by reference).

2.4	Share Purchase Agreement for Onufry S.A. dated October 15, 2003 between Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Zbigniew Trafalski and Henryk Gawin.

3.1	Certificate of Incorporation (Filed as Exhibit 3.1 to the 1997 Registration Statement and incorporated herein by reference.)

3.2	Bylaws (Filed as Exhibit 3.2 to the 1997 Registration Statement and incorporated herein by reference.)

4.1	Form of Common Stock Certificate (Filed as Exhibit 4.1 to the 1997 Registration Statement and incorporated herein by reference.)

10.1

1997 Stock Incentive Plan as amended (Filed as Exhibit 10 to Amendment No. 1 to the Registration Statement on Form S-3/A, File No. 333-89868, filed on July 23, 2002 and incorporated herein by reference.)

Exhibit Number	Exhibit Description

10.2

Employment agreement with William V. Carey and CEDC dated as of August 1, 2001
(Filed as Exhibit 10.2 to the Company’s annual report on Form 10-K filed on March 15, 2002 and incorporated herein by reference).

10.3	Employment agreement with Neil Crook and the Company (Filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed on May 15, 2000 and incorporated herein by reference.)

10.4

Employment agreement with Neil Crook and Carey Agri International Poland Sp. z o.o. (Filed as Exhibit 10.4 to the Company’s annual report on Form 10-K filed on March 15, 2002 and incorporated herein by reference.)

10.5

Employment agreement with Evangelos Evangelou and CEDC dated September 16, 2001
(Filed as Exhibit 10.5 to the Company’s annual report on Form 10-K filed on March 15, 2002 and incorporated herein by reference.)

10.6	Executive Bonus Plan (Filed as Exhibit 10.6 to the Company’s annual report on Form 10-K filed on March 15, 2002 and incorporated herein by reference.)

10.7	Distribution contract with Polmos Bialystok (Filed as Exhibit 10.7 to the Company’s annual report on Form 10-K/A filed on March 22, 2002 and incorporated herein by reference.)

10.8	Distribution contract with Polmos Poznan (Filed as Exhibit 10.8 to the Company’s annual report on Form 10-K/A filed on March 22, 2002 and incorporated herein by reference.)

10.9	Distribution contract with Polmos Zielona Gora (Filed as Exhibit 10.9 to the Company’s annual report on Form 10-K/A filed on March 22, 2002 and incorporated herein by reference.)

10.10	Distribution contract with UDV/Guinness Poland Sp. z.o.o. dated July 3, 1997 (Filed as Exhibit 10.10 to the Company’s Form 10-K/A filed on March 22, 2002 and incorporated herein by reference.)

10.11	Distribution Agreement with Unicom Bols Group dated April 1, 1998 (Filed as Exhibit 10.13 to the Company’s annual report on form 10-K filed on April 2, 2001 and incorporated herein by reference.)

10.12	Lease Agreement for warehouse at Bokserska Street 66a, Warsaw, Poland (Filed as Exhibit 10.15 in the Company’s current report on form 8-K filed on April 16, 2001 and incorporated herein by reference.)

10.13	Employment Agreement dated as of October 1, 2001 by and between the Company and James Archbold

10.14	Employment Agreement dated as of February 7, 2003 by and between the Company and Neil Crook

10.15	Employment Agreement dated June 8, 2000 between William V. Carey and Carey Agri International Poland Sp. z o.o.

10.16

Employment Agreement dated September 20, 2002 between Carey Agri International Poland
Sp. z o.o. and Evangelos Evangelou and annex dated January 1, 2003 to Employment Agreement between the Company and Evangelos Evangelou dated September 16, 2001

21	Subsidiaries of the Company

23	Consent of Ernst & Young

99.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on form 8-K in the last quarter of 2002

The Company filed a Form 8-K on October 16, 2002 reporting the completion of its acquisition of Onufry.

(c)  Exhibits

The response to this portion of Item 15 is submitted in the response to Item 15(a)(3).

(d)  Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2003

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(Registrant)
By:	/s/ WILLIAM V. CAREY
William V. Carey
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM V. CAREY	Chairman, President and Chief Executive Officer (principal executive officer)	March 14, 2003
William V. Carey

/S/ JEFFREY PETERSON	Vice Chairman and Executive Vice President	March 14, 2003
Jeffrey Peterson

/S/ NEIL CROOK	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 14, 2003
Neil Crook

/S/ JAMES T. GROSSMANN	Director	March 14, 2003
James T. Grossmann

/S/ TONY HOUSH	Director	March 14, 2003
Tony Housh

/S/ JAN W. LASKOWSKI	Director	March 14, 2003
Jan W. Laskowski

/S/ RICHARD ROBERTS	Director	March 14, 2003
Richard Roberts

/S/ N. SCOTT FINE	Director	March 14, 2003
N. Scott Fine

CERTIFICATION

I, William V. Carey, the Chairman, President and Chief Executive Officer of Central European Distribution Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Central European Distribution Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003

/S/ WILLIAM V. CAREY
William V. Carey Chairman, President and Chief Executive Officer

CERTIFICATION

I, Neil Crook, the Vice President and Chief Financial Officer of Central European Distribution Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Central European Distribution Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003

/S/ NEIL CROOK
Neil Crook Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1

Contribution Agreement among Central European Distribution Corporation and William V. Carey, William V. Carey Stock Trust, Estate of William O. Carey and Jeffrey Peterson dated November 28, 1997 (Filed as Exhibit 2.1 to the Registration Statement on Form SB-2, File No. 333-42387, with the Commission on December 17, 1997 [the “1997 Registration Statement”] and incorporated herein by reference.)

2.2	Investment Agreement for Damianex S.A. dated April 22, 2002 (Filed as Exhibit 2 to the Company’s current report on Form 8-K/A filed on May 14, 2002 and incorporated herein by reference.)

2.3	Shares Purchase Agreement for AGIS S.A. dated April 24, 2002 (Filed as Exhibit 2.2 to the Form 8-K/A filed on June 3, 2002 and incorporated herein by reference).

2.4	Share Purchase Agreement for Onufry S.A. dated October 15, 2003 between Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Zbigniew Trafalski and Henryk Gawin.

3.1	Certificate of Incorporation (Filed as Exhibit 3.1 to the 1997 Registration Statement and incorporated herein by reference.)

3.2	Bylaws (Filed as Exhibit 3.2 to the 1997 Registration Statement and incorporated herein by reference.)

4.1	Form of Common Stock Certificate (Filed as Exhibit 4.1 to the 1997 Registration Statement and incorporated herein by reference.)

10.1

1997 Stock Incentive Plan as amended (Filed as Exhibit 10 to Amendment No. 1 to the Registration Statement on Form S-3/A, File No. 333-89868, filed on July 23, 2002 and incorporated herein by reference.)

10.2

Employment agreement with William V. Carey and CEDC dated as of August 1, 2001
(Filed as Exhibit 10.2 to the Company’s annual report on Form 10-K filed on March 15, 2002 and incorporated herein by reference).

10.3	Employment agreement with Neil Crook and the Company (Filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed on May 15, 2000 and incorporated herein by reference.)

10.4

Employment agreement with Neil Crook and Carey Agri International Poland Sp. z o.o. (Filed as Exhibit 10.4 to the Company’s annual report on Form 10-K filed on March 15, 2002 and incorporated herein by reference.)

10.5

Employment agreement with Evangelos Evangelou and CEDC dated September 16, 2001
(Filed as Exhibit 10.5 to the Company’s annual report on Form 10-K filed on March 15, 2002 and incorporated herein by reference.)

10.6	Executive Bonus Plan (Filed as Exhibit 10.6 to the Company’s annual report on Form 10-K filed on March 15, 2002 and incorporated herein by reference.)

10.7	Distribution contract with Polmos Bialystok (Filed as Exhibit 10.7 to the Company’s annual report on Form 10-K/A filed on March 22, 2002 and incorporated herein by reference.)

10.8	Distribution contract with Polmos Poznan (Filed as Exhibit 10.8 to the Company’s annual report on Form 10-K/A filed on March 22, 2002 and incorporated herein by reference.)

10.9	Distribution contract with Polmos Zielona Gora (Filed as Exhibit 10.9 to the Company’s annual report on Form 10-K/A filed on March 22, 2002 and incorporated herein by reference.)

10.10	Distribution contract with UDV/Guinness Poland Sp. z.o.o. dated July 3, 1997 (Filed as Exhibit 10.10 to the Company’s Form 10-K/A filed on March 22, 2002 and incorporated herein by reference.)

Exhibit Number	Exhibit Description

10.11	Distribution Agreement with Unicom Bols Group dated April 1, 1998 (Filed as Exhibit 10.13 to the Company’s annual report on form 10-K filed on April 2, 2001 and incorporated herein by reference.)

10.12	Lease Agreement for warehouse at Bokserska Street 66a, Warsaw, Poland (Filed as Exhibit 10.15 in the Company’s current report on form 8-K filed on April 16, 2001 and incorporated herein by reference.)

10.13	Employment Agreement dated as of October 1, 2001 by and between the Company and James Archbold

10.14	Employment Agreement dated as of February 7, 2003 by and between the Company and Neil Crook

10.15	Employment Agreement dated June 8, 2000 between William V. Carey and Carey Agri International Poland Sp. z o.o.

10.16

Employment Agreement dated September 20, 2002 between Carey Agri International Poland
Sp. z o.o. and Evangelos Evangelou and annex dated January 1, 2003 to Employment Agreement between the Company and Evangelos Evangelou dated September 16, 2001

21	Subsidiaries of the Company

23	Consent of Ernst & Young

99.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.