Form 10-Q
period 2003-03-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2003-05-15
CIK 1046880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24341

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

(Exact Name of Registrant as Specified In Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	54-18652710 (IRS Employer Identification No.)

1343 MAIN STREET, #301 SARASOTA, FLORIDA (Address of Principal Executive Offices)	34236 (ZIP Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The number of shares outstanding of each class of the issuer’s common stock as of May 6, 2003:

Common Stock ($.01 par value)	6,835,945 shares

SIGNATURES	22

PART I
FINANCIAL INFORMATION

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31, 2003	December 31, 2002

	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,807	$2,237
Accounts receivable (net of allowance for doubtful accounts of $3,438 and $3,945 respectively)	47,235	64,803
Inventories	18,658	24,321
Prepaid expenses and other current assets	3,991	3,314
Deferred income taxes	786	713

TOTAL CURRENT ASSETS	$72,477	$95,388
Intangible assets, net	2,655	2,868
Goodwill, net	25,281	25,323
Equipment, net	5,381	5,910
Deferred income taxes	880	924
Other assets	281	387

TOTAL ASSETS	$106,955	$130,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$28,088	$53,435
Bank loans and overdraft facilities	12,388	12,289
Short term debt	8,261	8,064
Current portion of long term debt	5,589	3,820
Current portion of obligations under capital leases	294	316
Income taxes payable	363	499
Taxes payable other than income taxes	779	513
Other accrued liabilities	2,311	2,079

TOTAL CURRENT LIABILITIES	58,073	81,015
Long-term debt, less current maturities	4,426	6,195
Long-term obligations under capital leases	326	428
Redeemable common stock	1,781	1,781
STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common Stock ($0.01 par value, 20,000,000 shares authorized, 6,780,763 and 6,005,263 shares issued at March 31, 2003 and December 31, 2002, respectively)	68	60
Share subscription receivables	(15,578)	—
Additional paid-in-capital	42,810	27,381
Retained earnings	17,378	15,461
Accumulated other comprehensive loss	(2,179)	(1,371)
Less Treasury Stock at cost (72,900 shares at March 31, 2003 and December 31, 2002)	(150)	(150)

TOTAL STOCKHOLDERS’ EQUITY	42,349	41,381

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,955	$130,800

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share information)

	Three months ended March 31, 2003	Three months ended March 31, 2002
Net sales	$79,468	$42,650
Cost of goods sold, excluding depreciation and amortization	68,985	36,771

Gross margin, excluding amortization and depreciation	10,483	5,879
Selling, general and administrative expenses, excluding depreciation and amortization	6,802	3,920
Depreciation and amortization	474	277
Bad debt expense	67	384

Operating income	3,140	1,298
Non operating income/(expense)
Interest income	27	30
Interest expense	(553)	(237)
Realized and unrealized foreign currency exchange gains/(losses), net	(2)	(99)
Other income/(expense), net	(14)	89

Income before income taxes	2,598	1,081
Income tax expense	681	299

Net income	$1,917	$782

Net income per share of common stock, basic	$0.32	$0.17

Net income per share of common stock, diluted	$0.31	$0.16

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Capital Stock

	Issued		In Treasury

	No. of Shares	Amount	No. of Shares	Amount	Share subscription receivable	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock-holders’ Equity

Balance at December 31, 2002	6,005	$60	73	$(150)	$—	$27,381	$15,461	$(1,371)	$41,381

Net income for the three months ended March 31, 2003	—	—	—	—	—	—	1,917	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(808)	—

Comprehensive income for the three months ended March 31, 2003	—	—	—	—	—	—	1,917	(808)	1,109
Issuance of Shares	670	7	—	—	—	14,426	—	—	14,433
Share subscription receivable	—	—	—	—	(15,578)	—	—	—	(15,578)
Stock options exercised by employees and non-employees	105	1	—	—	—	1,003	—	—	1,004

Balance at March 31, 2003	6,780	$68	73	$(150)	$(15,578)	$42,810	$17,378	$(2,179)	$42,349

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)
(in thousands)

	Three months ended March 31, 2003	Three months ended March 31, 2002

OPERATING ACTIVITES
Net income	$1,917	$782
Adjustments to reconcile net income to net cash provided by / (used in) operating activities
Depreciation and amortization	474	277
Deferred income tax benefit	(29)	(93)
Bad debt provision	67	384
Changes in operating assets and liabilities
Accounts receivable	18,075	8,830
Inventories	5,663	(3,082)
Prepayments and other current assets	(677)	(694)
Trade accounts payable	(25,347)	(3,841)
Income taxes and other taxes payable	130	(333)
Other accrued liabilities and other assets	232	(270)

Net Cash Provided By Operating Activities	505	1,960
INVESTING ACTIVITIES
Purchases of equipment	(98)	(84)

Net Cash Used In Investing Activities	(98)	(84)
FINANCING ACTIVITIES
Repayments of short-term borrowings and overdraft facilities	296	(2,435)
Proceeds from long-term borrowings	—	744
Repayments of long-term borrowings	—	(657)
Net proceeds from private placement offering of Company’s common stock	(1,152)	7,551
Stock options exercised	1,004	331

Net Cash Provided By Financing Activities	148	5,534

Effect of exchange rate changes on cash and cash equivalents	(985)	(169)
Net increase / (decrease) in cash and cash equivalents	(430)	7,241
Cash and cash equivalents at beginning of period	2,237	2,466

Cash and cash equivalents at end of period	$1,807	$9,707

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued to consultants	$—	$100

Capital leases	$—	$60

Supplemental disclosures of cash flow information
Interest paid	$543	$185
Income tax paid	$839	$372

The accompanying notes are an integral part of the consolidated condensed financial statements.

Central European Distribution Corporation
Notes To Consolidated Condensed Financial Statements (Unaudited)
(amounts in tables expressed in thousands except per share information)

1.

Organization and Description of Business

Central European Distribution Corporation (CEDC) was organized as a Delaware corporation in September 1997 to operate as a holding company through its then sole subsidiary, Carey Agri International Poland Sp. z o.o. (Carey Agri), which was formed in 1990. In 1999, CEDC formed two additional subsidiaries (MTC and PWW). CEDC also acquired PHA in 2000, Astor in 2001 and Damianex, AGIS and Onufry in 2002. CEDC and its subsidiaries are referred to herein as the Company.

2.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The unaudited interim financial statements should be read with reference to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

3.

Comprehensive Loss

The Company’s equity investments are substantially all in Polish zloty and gains or losses resulting from the restatement of these equity investments into U.S. dollars are posted to the Comprehensive Loss Account. As a result of the depreciation of the Polish zloty against the U.S. dollar during the three-month period ended March 31, 2003, the Company incurred foreign currency translation losses of $808,000 on these equity investments. This movement means that the cumulative balance on the Comprehensive Loss Account was a loss of $2,179,000 as at March 31, 2003 and this has been reflected in the Consolidated Condensed Balance Sheet and Statements of Changes in Stockholders’ Equity (unaudited). The total of the accumulated other comprehensive loss consist solely of currency exchange adjustments. No tax benefit has been recorded.

Central European Distribution Corporation
Notes To Consolidated Condensed Financial Statements (Unaudited)
(amounts in tables expressed in thousands except per share information)

4.

Earnings Per Share

Net income per share of common stock is calculated under the provisions of SFAS No. 128, “Earnings per Share”.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,

	2003	2002

Basic:
Net income	$1,917	$782

Weighted average shares of common stock outstanding	6,006	4,508

Basic earnings per share	$0.32	$0.17

Diluted:
Net Income	$1,917	$782

Weighted average shares of common stock outstanding	6,006	4,508
Net effect of diluted employee stock options based on the treasury stock method	220	180
Net effect of dilutive stock options based on the treasury stock method in regards to IPO options	39	121

Totals	6,265	4,809

Diluted earnings per share	$0.31	$0.16

During the three month period ended March 31, 2003, 105,500 stock options were exercised (55,000 non-employee stock options and 50,500 employee stock options).

5.

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

On April 22, 2002, the Company completed the acquisition of 100% of the voting shares of Damianex S.A., an alcohol distributor in south-eastern Poland. The purchase price of $9,139,880 (including expenses) consisted of $7,359,000 in cash and the issuance of 152,996 shares of common stock valued at $1,781,000 using an average

Central European Distribution Corporation
Notes To Consolidated Condensed Financial Statements (Unaudited)
(amounts in tables expressed in thousands except per share information)

5.

Acquisitions (cont’d)

of the share price before and after the transaction date. The source of the funds consisted of a long-term loan of $2,500,000 from Bank Fortis in Warsaw, Poland and $4,638,000 from a private placement offering of common stock (gross proceeds $8,400,000) completed by the Company on March 28, 2002.

The Company has made provisions for certain re-organization costs which will be incurred following a detailed review of Damianex’s operations. These provisions amount to approximately $246,000 and these have been adjusted to the carrying value of goodwill.

Certain common stock issued in connection with the Damianex acquisition is subject to a put option, which allows the seller to require the Company to repurchase the shares at $12.00 per share during the period between April 25, 2003 and April 29, 2003. As at March 31, 2003, the common stock subject to this option has been classified as redeemable common stock at an amount of $12.00 per share ($1,781,000). This put option has not been exercised.

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

On October 15, 2002, the Company completed the acquisition of 96.75% of the voting stock of Onufry S.A., an alcohol distributor based in Gdansk. The purchase price was $1,945,300 consisting of $1,565,000 (including expenses) in cash and 39,503 shares of common stock valued at $380,300 using an average of the share price before and after the transaction date. The cash element was funded by a $700,000 bank loan with the balance coming from the Company’s cash reserves. In February 2003, the Company acquired the remaining 3.25% of the voting stock of Onufry for cash consideration of $50,000.

Assuming consummation of the Damianex, AGIS and Onufry acquisitions and the issuance of common shares as of January 1, 2002, the unaudited pro-forma consolidated operating results for the three months ended March 31, 2002 was as follows:

2002

Net sales	$85,310
Net income	735
Net income per share data:
Basic earnings per share of common stock	$0.15
Diluted earnings per share of common stock	$0.14

Central European Distribution Corporation
Notes To Consolidated Condensed Financial Statements (Unaudited)
(amounts in tables expressed in thousands except per share information)

6.

Long-Term Debt and Short-Term Bank Loans

The Company has banking facilities with six banks which are used to support both the Company’s acquisition strategy and its cash on delivery (COD) vodka purchasing requirements. The Company’s normal trade terms from its Polish vodka suppliers are on average 60 days, however, the Company is usually offered significant discounts from the invoice if goods are paid for when delivered. The discounts offered are in excess of the effective rates the Company would pay for the 60 day terms on its normal banking facilities.

The credit lines are denominated in various currencies as follows:

	March 31, 2003	December 31, 2002

USD	$553	$744
EUR	—	—
PLN	30,111	29,624

	$30,664	$30,368

These facilities are disclosed in the financial statements as:

	March 31, 2003	December 31, 2002

Overdrafts	$12,388	$12,289
Short term debt	8,261	8,064
Long term debt – current portion	5,589	3,820
Total long term debt less current portion	4,426	6,195
Total	$30,664	$30,368

Principal repayments for the followings years.	March 31, 2003	December 31, 2002

2003	$24,470	$24,174
2004	4,434	4,434
2005	1,760	1,760
Total	$30,664	$30,368

Within the total overdraft facilities agreed as at March 31, 2003, $4.0 million remains available. These overdraft facilities are subject to renewal between April and December 2003 and the Company has not encountered any difficulties in successfully renegotiating them.

7.

Lease Obligations

In November 2000, the Company entered into a non-cancelable five-year operating lease for its main warehouse and office in Warsaw, which stipulated monthly payments of $130,000. In February 2003, the Company renegotiated this lease by signing a seven-year agreement starting from May 1, 2003 at a lower rent of $90,000 per month. The following is a schedule by year of the future rental payments under the non-cancelable operating lease as of March 31, 2003:

2003	$1,240
2004	1,080
2005	1,080
2006	1,080
2007	1,080

Thereafter	2,520

$8,080

Central European Distribution Corporation
Notes To Consolidated Condensed Financial Statements (Unaudited)
(amounts in tables expressed in thousands except per share information)

7.

Lease Obligations (cont’d)

The Company also has rental agreements for all of the regional offices and warehouse space. Monthly rentals range from approximately $2,000 to $11,670. All of the regional office and warehouse leases can be terminated by either party within two or three months’ prior notice. The retail shop leases have no stated expiration date, but can be terminated by either party with three months to six months’ prior notice.

During 2002, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease at March 31, 2003 are as follows:

2003	$365
2004	335

$700
Less interest	(80)

$620

8.

Income Taxes

Total income tax expense varies from expected income tax expense computed at enacted Polish statutory rates (27% in 2003 and 28% in 2002) as follows:

	March 31,

	2003	2002

Tax at the Polish statutory rate	$701	$303
Temporary differences, net, U.S. tax losses	(107)	(38)
Movement in allowance for doubtful debts	46	(64)
Movements in accruals	(75)	69
Effect of foreign currency exchange rates on net deferred tax assets	113	33
Permanent differences	3	(4)

Total income tax expense	$681	$299

Tax liabilities (including corporate income tax, Value Added Tax (VAT), social security and other taxes) of the Company’s Polish subsidiaries may be subject to examinations by Polish tax authorities for up to five years from the end of the year the tax is payable. CEDC’s U.S. federal income tax returns are also subject to examination by the U.S. tax authorities. As the application of tax laws and regulations, and transactions are susceptible to varying interpretations, amounts reported in the consolidated financial statements could be changed at a later date upon final determination by the tax authorities.

9.

Stock Option Plans and Warrants

The Company has elected to follow APB 25. Under APB 25, no compensation expense is recognized when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

The Company’s 1997 Stock Incentive Plan (“Incentive Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, executives, and other employees (“employees”) of the Company and to non-employee service providers of the Company. The Incentive Plan authorizes, and the Company has reserved for future issuance, up to 1,750,000 shares of Common Stock (subject to anti-dilution adjustment in the event of a stock-split, recapitalization or similar transaction). The Compensation Committee of the Board of Directors of the Company administers the Incentive Plan.

The option exercise price for stock options granted under the Incentive Plan may not be less than fair market.

Central European Distribution Corporation
Notes To Consolidated Condensed Financial Statements (Unaudited)
(Amounts in tables expressed in thousands except per share information)

9.

Stock Option Plans and Warrants (cont’d)

value but in some cases may be in excess of the market price of common stock on the date of grant. The Company sets the stock option price based on the closing price of the common stock on the day before the date of grant if such price is not materially different than the opening price of the common stock on the date of grant. Accordingly, there is no compensation expense recorded for options granted under the Incentive Plan to employees. Stock options may be exercised up to 10 years after the date of grant except as otherwise provided in the particular stock option agreement. Payment for the shares purchased under the Incentive Plan must be in cash, which must be received by the Company prior to any shares being issued.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.69%; dividend yields of 0.0%; volatility factors of the expected market price of the Company’s common stock of 1.57; and a weighted-average expected life of the option of 3.4 years.

The Black-Scholes option valuation method was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock option have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Three Months to March 31,

	2003	2002

Net income as reported	$1,917	$782
Pro forma net income	$1,863	$537
Pro forma earnings per share:
Basic	$0.31	$0.12
Diluted	$0.30	$0.11

10.

Subsequent Events

On March 31, 2003, the Company completed a private placement by issuing 670,000 shares of common stock for a price of $23.25 per share less associated expenses. On April 2, 2003, the Company issued another 80,000 shares of common stock under the same agreement. The funds from both placements were received in early April. A registration statement on Form S-3 covering resales of the shares sold in the private placement was declared effective on May 1, 2003.

On April 15, 2003, the Company completed its acquisition of Dako Galant Sp. z o.o. The total purchase price was approximately $1.8 million and was financed by a combination of cash and common stock.

On April 29, 2003, the Company declared three-for-two stock dividend payable on May 30, 2003 to shareholders of record on May 19, 2003.

11.

Reclassifications

Certain amounts in the 2002 consolidated condensed financial statements have been reclassified to be consistent with the 2003 financial statements. These reclassifications do not have a material effect on the financial statements.

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis should be read in conjunction with the Consolidated Condensed Financial Statements and the notes thereto appearing elsewhere in this report.

This Form 10-Q, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Investors are cautioned that forward-looking statements are not guarantees of future performance and that undue reliance should not be placed on such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements or to make any other forward-looking statements, whether as a result of new information, future events or otherwise unless required to do so by the securities laws.

The following discussion and analysis provides information which management believes is relevant to the reader’s assessment and understanding of the Company’s results of operations and financial condition and should be read in conjunction with the Consolidated Condensed Financial Statements and the notes thereto elsewhere in this report. Investors are also referred to the Risk Factors in the Company’s Form 10-K for the fiscal year ended December 31, 2002.

Overview

In order to aid understanding, we have prepared tables which segment our income statement information as presented in the financial statements into those elements which relate to operations acquired during the reporting period and those which relate to operations owned in both reporting periods. Key definitions are:

•

total operations: total results as stated in our financial statements, which includes the consolidated results for all subsidiaries for the period owned in the reporting period.

•

continuing operations: results for elements of the Company which were owned for the first quarter of each reported year.

•

core growth: growth rates achieved between results from continuing operations as reported in the first quarter of 2003 versus the continuing operations of the first quarter of 2002.

Readers will also find frequent references to the term cash on delivery (COD). Normal trade terms from our Polish vodka suppliers are 60 days; however, we are offered by some of these suppliers significant discounts off the invoice price if we pay for goods when delivered. The discounts offered are considerably in excess of the effective rate we would pay for 60 day terms under our bank facilities.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

“Operations acquired in 2002” include the first quarter of 2003 results for Damianex (which was acquired on April 22, 2002), AGIS (which was acquired on April 24, 2002), and Onufry (which was acquired on October 15, 2002). Since these operations were not owned in the first quarter of 2002, these results have been excluded from continuing operations 2003 to show comparable operations in the first quarter of 2003 and 2002.

	Total operations Q1 2003	Operations acquired 2002	Continuing operations Q1 2003	Total operations Q1 2002	Growth % from continuing operations

	($ in thousands)
Net Sales	79,468	31,940	47,528	42,650	11.4%
Cost of goods sold, including excise taxes	68,985	28,198	40,787	36,771	—
Gross profit	10,483	3,742	6,741	5,879	14.7%
as a percentage of sales	13.2%	11.7%	14.2%	13.8%	—
Selling, general and administrative expenses	6,802	2,338	4,464	3,920	13.9%
Depreciation and amortization	474	123	351	277	26.7%
Bad debt expense	67	32	35	384	3.8%
Operating income	3,140	1,249	1,891	1,298	45.7%
as a percentage of sales	4.0%	3.9%	4.0%	3.0%	—
Non operating income (expense)
Interest income	27	21	6	30	(80.0%)
Interest expense	(553)	(167)	(386)	(237)	62.9%
Realized and unrealized foreign exchange gain (loss)	(2)	0	(2)	(99)	(98.0%)
Other income (expense), net	(14)	17	(31)	89	(147.2%)
Income before income taxes	2,598	1,120	1,478	1,081	36.7%
as a percentage of sales	3.3%	3.5%	3.1%	2.5%	—
Income tax expense	681	337	344	299	—
Net income	1,917	783	1,134	782	45.0%
as a percentage of sales	2.4%	2.5%	2.4%	1.8%	—

Net Sales

Total net sales for the three months ended March 31, 2003 increased by 86%, or $36.8 million, to $79.5 million. Net sales from continuing operations increased by 11.4%, or $4.9 million, to $47.5 million from $42.6 million for the same period in 2002. As a result of the reduced excise rates on Polish vodka effective October 1, 2002, the average unit selling price of Polish vodka was 20% lower in the three months ended March 31, 2003 than it was for the same period of 2002. This decrease was offset by the more than 30% increase in the unit sales volume of Polish vodka in the three months ended March 31, 2003 compared to the same period in 2002.

Gross Profit

Total gross profit on net sales increased by 78% or $4.6 million. When expressed as a percentage of net sales, total gross profit decreased from 13.8% to 13.2%. This overall reduction is due to two factors. While core gross margins have increased to 14.2%, the new businesses acquired in 2002 achieved a margin of 11.7%. Because these newly acquired businesses contributed 36% of the total gross profit, the lower margin achieved in these units had a dilutive effect on our total gross profit. Secondly, following the reduction in excise tax, many cheaper brands of Polish vodka have been introduced to the market. The Company has sought to improve the terms on which it purchases these brands which is expected to result in improved margins in future quarters.

Operating Expenses

	Total operations Q1 2002	Continuing operations Q1 2003	Operations acquired 2002	Total operations Q1 2003

Selling, general and administrative expenses as a percentage of net sales	9.2%	9.4%	7.3%	8.6%
Bad debt expense as a percentage of net sales	0.9%	0.1%	0.1%	0.1%

Total selling, general and administrative expenses (SG&A) increased by 74% from $3.9 million in the first quarter of 2002 to $6.8 million in the first quarter of 2003. When expressed as a percentage of net sales, SG&A fell from 9.2% to 8.6%. This improvement is attributable to the significantly lower cost basis achieved by the new acquisitions which operate in provincial areas offset by a slight increase in core SG&A.

Core SG&A increased due to the fixed nature of some of the company’s expenses and the seasonal nature of the Company’s sales which are traditionally lowest in the first quarter of each year.

Total bad debt expense decreased by $317,000 from $384,000 for the first quarter of 2002 to $67,000 for the first quarter of 2003. As previously disclosed, in the absence of any special circumstances the Company reserves for doubtful accounts based on the ageing of the total accounts receivable. During the period being reported, the Company did not see any further deterioration of the age profile of the accounts receivable nor did it know of any special circumstance which would require provisions in addition to those already made.

Operating Income

Total operating income increased by 142%, or $1.8 million, to $3.1 million for the three months ended March 31, 2003. When expressed as a percentage of sales, total operating income was 4.0% for the three months ended March 31, 2003 as compared to 3.0% for the same period of 2002. Operating income from continuing operations increased by 46% to $1.9 million for the three months ended March 31, 2003. As a percentage of sales, operating income from continuing operations increased to 4.0% for the three months ended March 31, 2003 as compared to 3.0% for the same period of 2002. This increase was due to the factors noted above.

Interest Expense

Total interest expense increased $316,000, or 133%, from $237,000 for the three months ended March 31, 2002 to $553,000 for the three months ended March 31, 2003. Interest cover, being the number of times interest expense is “covered” by operating income and calculated as operating income divided by interest expense, has increased from 5.5 times in the first quarter of 2002 to 5.7 times in the first quarter of 2003. As mentioned in the overview, the Company makes extensive use of COD rebates when the discount offered is significantly better than the effective rate of bank borrowing. While taking advantage of COD terms increases the Company’s short-term borrowings and interest expense, the improvement in overall margins more than offsets the added interest cost.

Net Realized and Unrealized Foreign Currency Losses

The net change relating to foreign exchange losses decreased from $99,000 in the first quarter of 2002 to $2,000 in the first quarter of 2003. These losses were mainly the result of translation movements on trade payables to non Polish suppliers offset by opposite movements in inventories denominated in currencies other than the Polish zloty and held in the Company’s bonded warehouse.

As previously reported the Company converted virtually all of its debt into Polish zloty denominated debt in November 2002. The losses on non converted debt (with a principal value of approximately $553,000) amounted to approximately $30,000. As a result of the conversion of the Company’s debt to Polish zloty and the associated reduction in foreign exchange risk, the Company stopped purchasing hedging instruments and no longer carries any hedging positions.

Income Tax

The total tax charge for the period ending March 31, 2003 was $681,000, or 26.2% of pre-tax profits. For the same period in 2002 the charge was $299,000, or 27.7% of pre-tax profits. The increase in income tax is the result of the 140% increase in pre-tax profits from $1.1 million for the first quarter of 2002 to $2.6 million for the first quarter of 2003.

Net Income

Total net income increased by 145% from $782,000 in the first quarter of 2002 to $1,917,000 in the first quarter of 2003. Net income from continuing operations increased by 45%. These increases were due to the factors noted above.

Liquidity and Capital Resources

During the three months ended March 31, 2003, the Company’s operating activities generated cash of $0.5 million compared to generating $2.0 million of cash during the three months ended March 31, 2002. Operating cash flows are generated by or used for:

•

cash earnings - defined as net earnings as adjusted for non-cash expense/income items (such as depreciation)

•

movements in working capital, primarily the movements of trade receivables and payables as well as inventory.

•

movements in other current assets and liabilities.

The sources and uses of operating cash flows can be summarized as:

	Three months ended March 31,

	2003	2002

Cash earnings	$2,429	$1,350
Movements in working capital	(1,609)	1,907
Movements in other current assets/liabilities	(315)	(1,297)
Net cash generated by operating activities	$505	$1,960

The Company’s normal trade terms from its Polish vodka suppliers are on average 60 days, however, the Company is usually offered significant discounts from the invoice value if goods are paid for when delivered (COD). The discounts offered are in excess of the effective rates the Company would pay for the 60 day terms on its normal banking facilities. By accepting COD terms the Company is effectively moving its working capital support from its suppliers to its bankers, which means that reported operating cash flow is reduced as the COD element is disclosed in financing activities under movements in bank facilities.

The Company did not undertake any major investing activities during the quarter. Capital expenditures were primarily related to improved information technology systems for two of the Company’s subsidiaries.

Financing activities generated $148,000 during the quarter. Approximately $1 million was generated from the exercise of previously granted options. During the quarter ended March 31, 2003, some of the Company’s debt servicing obligations became due within one year (from March 31, 2003) and this has been reflected in the balance sheet.

On March 31, 2003, the Company completed a private placement of 670,000 shares of common stock at a purchase price $23.25 a share. In addition, on April 2, 2003, the Company sold an additional 80,000 shares at the same price. Due to wire transfer delays, the proceeds of the private placement were received by the Company in early April 2003. The effect of the transaction relating to the shares issued on March 31, 2003 is shown in the Statement of Changes in Stockholders’ Equity on page 5. As the shares were issued on the last day of the quarter they had no impact on the weighted averages used in either the basic or diluted earnings per share calculations.

The Company believes that its operating cash flow, together with borrowings under available credit facilities will be sufficient for its operating needs, other than future acquisitions, and debt servicing requirements as they come due.

As stated above, the movements on the comprehensive loss account are driven by the effect of exchange rate movements in Polish zloty denominated equity items within the balance sheet. Because of the size of the movement in this period the Company has disclosed the item separately.

Statement on Inflation and Currency Fluctuations

Inflation in Poland is projected at 0.8% for 2003, compared to actual inflation of 1.1% in 2002. For the first three months of 2003, inflation was 0.6%.

The Company’s equity investments are substantially all in Polish zloty and gains or losses resulting from the restatement of these equity investments into U.S. dollars are posted to the Comprehensive Income Account. As a result of the 5.5% depreciation of the Polish zloty against the U.S. dollar during the three-month period ending March 31, 2003, the Company incurred foreign currency translation losses of $808,000 on these equity investments. The size of this loss has necessitated that it be disclosed on the face of the cash flow statement. It should be noted that between March 31, 2003 and May 1, 2003, the value of the Polish zloty appreciated 7.29% against the U.S. dollar.

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

Provisions for Doubtful Debt

Allowances for doubtful accounts are based upon the ageing of the accounts receivable. The Company makes an allowance based on a sliding scale which culminates in a 100% provision once the receivable is past due over one year. Where circumstances require, the Company will make specific provisions for any excess not provided for under the general provision. When a final determination is delivered to the Company regarding the non-recovery of a receivable, the Company then charges the unrecoverable amount to the accumulated allowance.

Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market. Costs include customs duty (where applicable), and all costs associated with bringing the inventory for sale. These costs include importation, handling, storage and transport costs, and exclude rebates received from suppliers, which are reflected as reductions to closing inventory.

Because of the nature of the products supplied by the Company, great attention is paid to inventory rotation. Where goods are estimated to be obsolete or unmarketable they are written down to a value reflecting the saleable value in their relevant condition.

Goodwill

As required by FASB 142, acquired goodwill is no longer amortized. Instead the Company assesses the recoverability of its goodwill at least once a year or whenever adverse events, changes in circumstances or business climate for individual business units may not be sufficient to support the recorded goodwill. If undiscounted cash flows are not sufficient to support the goodwill, an impairment charge will be recognized to reduce the carrying value of the goodwill to an appropriate level. No such charge has been considered necessary in the period being reported.

Intangible Assets

Intangible assets consist primarily of acquired trademarks. The trademarks are amortized on a straight-line basis over the period of expected economic benefit which is currently estimated at 10 years. The Company assesses the recoverability of its trademark at least once a year or whenever adverse events, changes in circumstances or business climate for individual business units may not be sufficient to support the recorded trademark. If undiscounted cash flows are not sufficient to support the recorded trademark, an impairment charge will be recognized to reduce the carrying value of the recorded trademark to an appropriate level. No such charge has been considered necessary in the period being reported.

Employee Stock Based Compensation

The Company accounts for grants to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For grants to employees, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s option plan had an exercise price at least equal to the market value of the underlying common stock on the date of the grant.

Marketing and Promotion Costs

The Company does not involve itself in any direct advertising but manages the marketing and promotional budgets of suppliers for which it has exclusive distribution rights. These marketing and promotion costs, which are recorded under Selling, General and Administrative costs, are expensed as incurred and include free promotional product and point of sales merchandise. Where free product is given to a customer outside of any promotional activity it is included in cost of goods sold.

Shipping and Handling Costs

Where the Company has incurred costs in shipping goods to its warehouse facilities these costs are recorded as part of inventory and then to cost of goods sold. Shipping and handling costs associated with distribution to customers are recorded in Selling, General and Administrative costs and are expensed as incurred.

Deferred Taxation

Deferred tax assets and liabilities are recorded where there is a timing delay in accounting for an income or expense item through the Company’s statutory tax records. The deferred tax assets and liabilities are calculated on a quarterly basis and the resulting asset or liability is accounted for on the balance sheet. Where a deferred tax asset arises the Company assesses whether a valuation allowance is required to be made. Valuation allowances are provided when it is more likely than not that some or all of the deferred tax asset will not be realized in the future. The Company has concluded that a valuation allowance is not considered necessary in the period being reported.

ITEM 3:

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk. Currently less than 2% of the Company’s loans are denominated in currencies other than its functional currency, the Polish zloty. As a result in the three months ended March 31, 2003, the Company is no longer exposed to any significant risk from foreign exchange movements and it has discontinued its hedging activities.

ITEM 4.

Controls and Procedures

CEO and CFO Certifications. Immediately following the “Signatures” section of this quarterly report are the certifications of the CEO and the CFO required by Rules 13a-14 and 15d-14 the Securities Exchange Act of 1934 (the “Certifications”). This section of the quarterly report contains the information concerning the evaluation of Disclosure Controls and changes to Internal Controls referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed for the purpose of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 (such as this quarterly report), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Internal Controls are designed for the purpose of providing reasonable assurance that the Company’s transactions are properly authorized, recorded and reported and that the Company’s assets are safeguarded from improper use to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles.

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

PART II.

OTHER INFORMATION

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)

On March 31, 2003 and April 2, 2003, the Company completed a private placement of 750,000 shares of its common stock at a purchase price of $23.25 per share to five institutional accredited investors for gross proceeds of $17,437,500. Of these shares certificates for 670,000 shares of common stock were issued on March 31, 2003 for gross proceeds of $15,577,500. The purchasers also received the right to purchase an additional 150,000 shares of common stock at the same price per share at any time prior to July 28, 2003. Banc of America Securities LLC served as placement agent for the transaction and received a fee of 6.0% of the gross proceeds plus expenses. The securities were issued in reliance on the exemptions provided by Regulation D.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8K

(b)

Reports on Form 8-K

During the quarter ended March 31, 2003 the Company filed the following reports on Form 8-K;

(i)

January 28, 2003 – Reporting under Item 5 the execution of a letter of intent to acquire Dako Galant Company and filing the associated press release under Item 7.

(ii)

February 18, 2003 – Reporting revised earnings guidance under Item 5 and filing the associated press release under Item 7.

(iii)

March 18, 2003/ March 28, 2003 – Reporting a change in the Company’s certifying accountant under Item 4 and filing the required letter from the Company’s former accountant.

Subsequent to the end of the quarter the Company filed the following reports on Form 8-K:

(i)

April 2, 2003 – Reporting the closing of 80,000 shares of common stock for gross proceeds of $1,860,000 under the private placement agreement closed on March 31, 2003, Item 5 and filing under Item 7 the operative agreements and associated press releases.

(ii)

April 30, 2003 – Reporting under Item 9 the announcement of the Company’s first quarter results and filing the associated press release. Because of the delay in integrating Item 12 into the EDGAR system, this information was filed under Item 9 rather than Item 12 in accordance with SEC Release 33-8216.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION (registrant)
Date: May 14, 2003	By:	/s/ WILLIAM V. CAREY

William V. Carey President and Chief Executive Officer

Date: May 14, 2003	By:	/s/ NEIL A.M. CROOK

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By:	/s/ NEIL A. M. CROOK

Neil A.M. Crook Chief Financial Officer (principal financial officer)

Exhibit Number	Exhibit Description

2.1	Share Sale Agreement dated April 16, 2003 between the Company, CareyAgri International Poland Sp. z o.o. and the sellers relating to the acquisition of Dako Galant

3.1

Certificate of Incorporation (Filed as Exhibit 3.1 to Registration Statement on Form SB-2, File No. 333-42387, filed with the Commission on December 17, 1997 (the “1997 Registration Statement”) and incorporated herein by reference.)

3.2	Bylaws (Filed as Exhibit 3.2 to the 1997 Registration Statement and incorporated herein by reference.)

99.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.