Form 10-Q
period 2003-06-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2003-08-12
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD JANUARY 1, 2003 TO JUNE 30, 2003.

COMMISSION FILE NUMBER 0-24341

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	54-18652710
(STATE OF INCORPORATION)	(IRS EMPLOYER IDENTIFICATION NO.)

1343 MAIN STREET, #301
SARASOTA, FLORIDA	34236
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	(ZIP CODE)

(941) 330-1558
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange act of 1934). Yes ☐     No ☒

The number of shares outstanding of each class of the issuer’s common stock as of July 28, 2003:

Common Stock ($.01 par value) 10,640,384 shares

PART I

FINANCIAL INFORMATION

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share information)

	June 30, 2003	December 31, 2002
	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$9,676	$2,237
Accounts receivable, (net of allowance for doubtful accounts of $4,007 and $3,945 respectively)	57,096	64,803
Inventories	22,331	24,321
Prepaid expenses and other current assets	4,010	3,314
Deferred income taxes	717	713

TOTAL CURRENT ASSETS	$93,830	$95,388

Intangible assets, net	2,721	2,868
Goodwill, net	28,053	25,323
Equipment, net	6,321	5,910
Deferred income taxes	1,049	924
Other assets	303	387

TOTAL ASSETS	$132,277	$130,800

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS—CONTINUED

(in thousands, except share and per share information)

	June 30, 2003	December 31, 2002
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$40,807	$53,435
Bank overdraft facilities	9,372	12,289
Short term bank loans	2,932	8,064
Income taxes payable	433	499
Taxes other than income tax	1,298	513
Current portions of obligations under capital leases	465	316
Current portion of long term debt	3,978	3,820
Other accrued liabilities	1,891	2,079

TOTAL CURRENT LIABILITIES	61,176	81,015

Long term debt, less current maturities	2,146	6,195
Long term obligations under capital leases	566	428
Redeemable common stock	—	1,781

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common Stock ($0.01 par value, 20,000,000 shares authorized, 10,607,984 and 6,005,263 shares issued at June 30, 2003 and December 31, 2002, respectively)	106	60
Additional paid-in-capital	48,911	27,381
Retained earnings	20,807	15,461
Accumulated other comprehensive loss	(1,285)	(1,371)
Less Treasury Stock at cost (109,350 shares at June 30, 2003 and at December 31, 2002)	(150)	(150)

TOTAL STOCKHOLDERS’ EQUITY	68,389	41,381

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$132,277	$130,800

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except share and per share information)

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(unaudited)		(unaudited)

Net sales	$105,122	$71,458	$184,590	$114,108
Cost of goods sold, excluding amortization and depreciation, including excise tax	91,506	61,933	160,491	98,704

Gross margin, excluding amortization and depreciation	13,616	9,525	24,099	15,404

Selling, general and administrative expenses, excluding amortization and depreciation	7,654	5,780	14,457	9,700
Depreciation of equipment	461	331	827	565
Amortization of goodwill and trademarks	113	60	221	103
Bad debt expense	240	196	306	580

Operating Income	5,148	3,158	8,288	4,456

Non operating income / (expense)
Interest income	55	24	82	54
Interest expense	(472)	(368)	(1,025)	(605)
Realized and un-realized foreign currency transaction gains / (losses), net	103	(190)	102	(289)
Other (expense) / income, net	(82)	(84)	(96)	5

Income before taxes	4,752	2,540	7,351	3,621

Income tax expense	1,293	599	1,975	898

Net income	$3,459	$1,941	$5,376	$2,723

Net income per share of common stock, basic	$0.34	$0.24	$0.56	$0.36

Net income per share of common stock, diluted	$0.33	$0.24	$0.55	$0.35

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Capital Stock
	Issued		In Treasury		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2002	6,005	$60	(73)	$(150)	$27,381	$15,461	$(1,371)	$41,381
Net income for the six months ended June 30, 2003						5,376		5,376

Foreign currency translation adjustment							86	86

Comprehensive income for the six months ended June 30, 2003						5,376	86	5,462

Effect of stock split June 2, 2003	3,004	30	(36)			(30)

Redeemable common stock					1,781			1,781

Private placement issuance of Company stock	1,208	12			17,235			17,247

Stock issued for acquisitions	88	1			846			847

Stock options/warrants exercised by employees and non-employees	303	3			1,668			1,671

Balance at June 30, 2003	10,608	$106	(109)	$(150)	$48,911	$20,807	$(1,285)	$68,389

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30, 2003	Six months ended June 30, 2002
OPERATING ACTIVITIES
Net income	5,376	2,723
Adjustments to reconcile net income to net cash provided by / (used in) operating activities
Depreciation and amortization	1,049	668
Deferred income tax benefit / (expense)	(73)	(148)
Bad debt provisions	306	580
Foreign exchange losses	(28)	290
Accounts receivable	13,250	8,202
Inventories	4,194	296
Prepayments and other current assets	(570)	(957)
Trade accounts payable	(20,134)	(11,628)
Income and other taxes	596	220
Other accrued liabilities and other	(766)	(691)

Net Cash Provided By / (Used In) By Operating Activities	3,200	(445)

INVESTING ACTIVITIES
Purchase of equipment	(583)	—
Disposal of equipment	116	84
Acquisition of business, net of cash acquired	(1,124)	(12,190)

Net Cash Used In Investing Activities	(1,591)	(12,106)

FINANCING ACTIVITIES
Payment of overdraft facility	(3,687)	(134)
Short term borrowings	—	965
Payment of short term borrowings	(5,132)	(212)
Long term borrowings	—	5,044
Payments of long term borrowings	(3,891)	(925)
Payment of capital leases	(346)	(71)
Net proceeds from Private Placement issuance of share	17,247	7,534
Net proceeds from exercise of employee and non-employee options	1,671	752

Net Cash (Used in)/Provided By Financing Activities	5,862	12,953

Effect of exchange rates on non U.S. Dollar denominated net assets	1	(153)
Effect of exchange rate changes on cash and cash equivalents	(33)	(34)
Net Increase / (Decrease) in Cash and cash equivalents	7,439	215
Cash and cash equivalents at beginning of period	2,237	2,466

Cash and cash equivalents at end of period	$9,676	$2,681

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES
Common stock issued in connection with acquisition of businesses	$847	$2,822

Capital lease	$347	$131

Debt assumed in acquisition of businesses	$770	$6,574

Supplemental disclosures of cash flow information
Interest paid	$964	$557
Income tax paid	$2,061	$1,725

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

Notes To Consolidated Condensed Financial Statements (Unaudited)

(amounts in tables expressed in thousands, except per share data)

1.	Organization and Description of Business

Central European Distribution Corporation (CEDC) was organized as a Delaware Corporation in September 1997 to operate as a holding company through its sole subsidiary, Carey Agri International Poland Sp. z o.o. (Carey Agri). In 1999, CEDC formed two subsidiaries (MTC and PWW). In 2000, CEDC acquired PHA, in 2001 it acquired Astor, in 2002 it acquired Damianex, AGIS and Onufry and in 2003 it acquired Dako Galant. In 2002, the Company formed a new subsidiary Fine Wines and Spirits (FWS). CEDC and its subsidiaries are referred to herein as the Company.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate to make the information presented not misleading. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

The Company’s equity investments are substantially all in Polish Zloty and gains or losses resulting from the restatement of these equity investments into U.S. Dollars are posted to the Comprehensive Loss Account. As a result of the appreciation of the Polish Zloty against the U.S. Dollar during the six-month period ending June 30, 2003, the Company earned foreign currency translation gains of $86,000 on these equity investments. This movement means that the cumulative balance on the Comprehensive Loss Account is a loss of $1,285,000 as at June 30, 2003 and this has been reflected in the Consolidated Condensed Balance Sheet and Statements of Changes in Stockholder’s Equity (unaudited). The total of the accumulated other comprehensive profit consist solely of currency exchange adjustments. No tax asset has been recorded.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

Notes To Consolidated Condensed Financial Statements (Unaudited)

(Amounts in tables expressed in thousands, except per share data)

4.	Earnings Per Share

Earnings per share of common stock is calculated under the provisions of SFAS No. 128, “Earnings per Share”. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Basic:
Net income	$3,459	$1,941	$5,376	$2,723

Weighted Average shares of common stock outstanding
	10,341	7,965	9,677	7,509

Basic Earnings Per Share	$0.33	$0.24	$0.56	$0.36

Diluted:
Net Income	$3,459	$1,941	$5,376	$2,723

Weighted Average shares of common stock outstanding
	10,341	7,965	9,677	7,509

Net effect of diluted stock options-based on the treasury stock method	184	218	184	383
Totals	10,525	8,183	9,861	7,892

Diluted Earnings Per Share	$0.33	$0.24	$0.55	$0.35

During the six months ended June 30, 2003, numerous events occurred to increase the number of shares of common stock used within the earnings per share calculation. These events are briefly listed below.

Between March 31, 2003 and April 2, 2003, the Company completed a private placement of common stock (including rights to purchase additional shares of common stock) which as of June 30, 2003 had increased the number of shares by 1,208,250 shares (adjusted for stock split).

On June 2, 2003, the Company affected a stock split by means of a three for two stock dividend. All prior share and per share amounts have been restated to reflect the stock split as if it had occurred on January 1, 2002.

Employee and non-employee options to purchase a total of 303,250 shares were exercised during the first half of 2003.

The Company issued shares of common stock in consideration for the acquisition of Dako-Galant as detailed in note 5 below.

Further details of these changes to equity can be found in note 14 below.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

Notes To Consolidated Condensed Financial Statements (Unaudited)

(Amounts in tables expressed in thousands, except per share data)

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

On April 22, 2002, the Company completed the acquisition of 100% of the voting shares of Damianex S.A., an alcohol distributor in south-eastern Poland. The purchase price of $9,139,880 (including expenses) consisted of $7,359,000 in cash and the issuance of 152,996 shares of common stock valued for goodwill purposes at $1,781,000 using an average of the share price before and after the transaction date. The source of the funds consisted of a long-term loan of $2,500,000 from Bank Fortis in Warsaw, Poland and $4,638,000 from a private placement of common stock (gross proceeds $8,400,000) completed by the Company on March 28, 2002.

The Company has made provisions for certain re-organization costs following a detailed review of Damianex’s operations. These provisions amount to approximately $248,000 and these have been adjusted to the carrying value of goodwill.

Certain common stock issued in connection with the Damianex acquisition was subject to a put option, which allowed the seller to require the Company to repurchase the shares at $12.00 per share during the period between April 25, 2003 and April 29, 2003. This option was not exercised and, as the expiry date has passed, the shares have been transferred to permanent equity.

On April 24, 2002, the Company completed the acquisition of 100% of the voting stock of AGIS S.A., an alcohol distributor in northern Poland. The purchase price of $6,933,000 consisted of $4,762,000 (including expenses) in cash and the issuance of 172,676 shares of common stock valued for goodwill purposes at $2,171,000 using an average of the share price before and after the transaction date. The source of the funds was a long-term loan of $1,800,000 from Bank Fortis in Warsaw, Poland and $2,768,000 from a private placement offering of common stock, (gross proceeds $8,400,000) completed by the Company on March 28, 2002.

On October 15, 2002, the Company completed the acquisition of 96.75% of the voting stock of Onufry S.A., an alcohol distributor based in Gdansk. The purchase price was $1,945,300 consisting of $1,565,000 (including expenses) in cash and 39,503 shares of common stock valued for goodwill purposes at $380,300 using an average of the share price before and after the transaction date. The cash element was funded by a $700,000 bank loan with the balance coming from the Company’s cash reserves. In February 2003, the Company acquired the remaining 3.25% of the voting stock of Onufry for cash consideration of $50,000.

On April 15, 2003, the Company completed the acquisition of 100% of voting stock of Dako-Galant Sp. z o.o., an alcohol distributor based in Szczecin. The purchase price was $1,811,000 consisting of $1,329,000 (including expenses) in cash and 20,853 shares of common stock valued at $504,600 in the contract. Of the common stock consideration as at June 30, 2003 only 10,853 shares of common stock valued at $262,640 had been transferred. The remaining 10,000 (pre-split) shares of common stock are due to be issued by October 15, 2003, subject to certain provisions within the share purchase agreement. The cash element was funded from the Company’s own cash following the private placement.

A condensed balance sheet for the acquired company as at the acquisition date is as follows:

Tangible fixed assets	$314
Acquired goodwill	2,269
Current assets	8,004
Current liabilities	(8,995)
Net assets at fair value / purchase price	$1,592

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

Notes To Consolidated Condensed Financial Statements (Unaudited)

(Amounts in tables expressed in thousands, except per share data)

Assuming consummation of the Damianex, AGIS, Onufry and Dako acquisitions and the issuance of common shares as of January 1, 2002, the unaudited pro-forma consolidated operating results for the three and six- months ended June 30, 2002 and June 30, 2003 were as follows:

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	In Thousands, except per share data
Net sales	$117,624	$100,624	$197,092	$194,974
Net income / (loss)	2,762	2,185	4,679	2,280
Net per share data:
Basic EPS	$0.27	$0.24	$0.46	$0.26
Diluted EPS	$0.26	$0.23	$0.45	$0.25

The unaudited pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had Damianex, AGIS, Onufry and Dako Galant been acquired on the dates indicated above or the future results of operations of the combined companies.

The movement of goodwill in 2003 can be reconciled as follows:

Balance as at January 1, 2003	$25,323
Change in estimate	$(123)
Additional considerations paid under existing purchase agreements	$584
Net goodwill arising from purchase agreement secured in 2003	$2,269

Balance as at June 30, 2003	$28,053

6.	Amortization of Intangible Assets

During the creation of the subsidiaries MTC and PWW, the Company acquired certain trademarks from the former owners of these companies. These trademarks are being amortized over their expected useful life currently estimated at 10 years.

The following table reflects the components of intangible assets as of;

	June 30, 2003	December 31, 2002
Trademarks	$4,055	$3,904
Less accumulated amortization	$1,334	1,041

Total amortized intangible assets	$2,721	$2,863

The amortization expense for the three months ended June 30, 2003 was $113,000 and for the six months ended June 30, 2003 was $221,000. Because the trademarks are actually denominated in Polish zloty they are subject to changes in foreign currency exchange rate. For the six months ended June 30, 2003 the impact from exchange rates was $79,000.

Estimated aggregate future amortization expense for intangible assets is as follows:

2003	$226
2004	452
2005	452
2006	452
Thereafter	1,139

$2,721

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

Notes To Consolidated Condensed Financial Statements (Unaudited)

(Amounts in tables expressed in thousands, except per share data)

7.	Long and Short Term Debt

Total Bank Funding	June 30, 2003	December 31, 2002
USD	$—	$744
PLN	$18,428	$29,624

Total long-term debt	$18,428	$30,368

These facilities are described in the financial statements as:

	June 30, 2003	December 31, 2002
Overdrafts	$9,372	$12,289
Short term debt	$2,932	$8,064
Long term debt—Current portion	$3,978	$3,820
Total long term debt less current portion	$2,146	$6,195

Total	$18,428	$30,368

Principal repayments for the followings years.	June 30, 2003	December 31, 2002
2003	$9,517	$24,174
2004	$7,177	$4,434
2005	$1,734	$1,760

Total	$18,428	$30,368

The Company’s short term borrowing is primarily for cash purchases from domestic vodka producers. These facilities all have one-year roll over terms though the Company has not encountered any difficulties in successfully renewing them.

The weighted average interest rate for the six months ended June 30, 2003 was 7.40% and for the three months ended June 30, 2003 it was 7.02%.

8.	Lease Obligations

In November 2000, the Company entered into a non-cancelable five-year operating lease for its main warehouse and office in Warsaw, which stipulated monthly payments of $130,000. In February 2003, the Company renegotiated this lease by signing a seven-year agreement starting from May 1, 2003 at a lower rent of $90,000 per month. The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of June 30, 2003:

2003	$540
2004	1,080
2005	1,080
2006	1,080
2007	1,080

Thereafter	2,520

$7,380

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in tables expressed in thousands except per share information)

8.	Lease Obligations (cont’d)

The Company also has rental agreements for all of the regional offices and warehouse space. Monthly rentals range from approximately $2,000 to $11,670. All of the regional office and warehouse leases can be terminated by either party with two or three month’s prior notice. The retail shop leases have no stated expiration date, but can be terminated by either party with three months to six months prior notice.

During 2003, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease at June 30, 2003 are as follows:

2003	$510
2004	624

$1,134
Less interest	(103)

$1,031

9.	Income Taxes

Total income tax expense varies from expected income tax expense computed at enacted Polish statutory rates (28% in 2002 and 27% in 2003) as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Tax at the Polish Statutory rate	$1,283	$711	$1,985	$1,014
Temporary differences:
U.S. tax losses	(59)	(52)	(113)	(110)
Movements in allowances for doubtful debts	110	41	60	121
Movement in accruals	(23)	(82)	27	(86)
Effect of foreign currency exchange rates on net deferred tax assets	(28)	(53)	2	(81)
Permanent differences and other items	10	34	14	40

Total income tax expense	$1,293	$599	$1,975	$898

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

Notes To Consolidated Condensed Financial Statements (Unaudited)

Amounts in tables expressed in thousands, except per share data

10.	Stock Option Plans and Warrants

The Company has elected to follow APB 25. Under APB 25, no compensation expense is recognized when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

The Company’s 1997 Stock Incentive Plan (“Incentive Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, executives, and other employees (“employees”) of the Company and to non-employee service providers of the Company. The Incentive Plan authorizes, and the Company has reserved for future issuance, up to 1,500,000 shares of Common Stock (subject to anti-dilution adjustment in the event of a stock-split, recapitalization, or similar transaction). The Compensation Committee of the Board of Directors of the Company administers the Incentive Plan.

The option exercise price for stock options granted under the Incentive Plan may not be less than fair market value but in some cases may be in excess of the market price of Common Stock on the date of grant. The Company sets the stock option price based on the closing price of the Common Stock on the day before the date of grant if such price is not materially different than the opening price of the Common Stock on the date of grant. Accordingly, there is no compensation expense recorded for options granted under the Incentive Plan to employees. Stock options may be exercised up to 10 years after the date of grant except as otherwise provided in the particular stock option agreement. Payment for the shares purchased under the Incentive Plan must be in cash, which must be received by the Company prior to any shares being issued.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Three Months to June 30		Six Months to June 30
	2003	2002	2003	2002
Income as reported	$3,459	$1,941	$5,376	$2,723
Pro forma net income	$2,493	$1,831	$4,410	$2,491
Pro forma earnings per share: Basic	$0.24	$0.23	$0.46	$0.33
Diluted	$0.24	$0.22	$0.45	$0.32

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

Notes To Consolidated Condensed Financial Statements (Unaudited)

Amounts in tables expressed in thousands, except per share data

11.	Commitments and Contingent Liabilities

The Company is involved in litigation and has claims against it for matters arising in the ordinary course of business. In the opinion of management, the outcome of these litigations will not have a material adverse effect on the Company.

On June 9, 2003, the Company signed a letter of intent to acquire 100% of the voting shares of Panta-Hurt Sp. z o.o. an alcoholic beverage distributor near Warsaw. The purchase price is expected to be approximately $2.28 million which will be settled in the form of cash and shares of common stock.

12.	Subsequent events

There have been no subsequent events of note since June 30, 2003.

13.	Reclassifications

Certain amounts in the 2002 consolidated condensed financial statements have been reclassified to be consistent with the 2003 financial statements. These reclassifications do not have a material effect on the financial statements.

14.	Matters Affecting Equity

On March 31, 2003 the Company signed an agreement for the private placement of its common stock. Under this agreement 1,125,000 (post split) shares of common stock were sold to with accredited investors by April 2, 2003. Under the agreement the investors had the option to acquire an additional 225,000 shares of common stock under an option with an expiry date of July 29, 2003. As at June 30, 2003, 83,250 options had been exercised. As at July 29, 2003, all remaining options had been exercised.

Under the Damianex purchase contract 148,000 shares of common stock were subject to a put option of $12 per share with an expiry date of April 29, 2003. Up until that date these shares were shown as redeemable shares. The option was not exercised by April 29, 2003 and therefore the shares have been reclassified as permanent equity.

On June 2, 2003, the Company executed a three for two stock split issued to shareholders of common stock per record as of May 19, 2003. This stock split was accounted for as a stock dividend. Throughout these financial statements and the notes thereto the amounts for share and per share data have been amended to reflect this stock split.

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

Economic Overview

In the six months ended June 30, 2003, Poland saw a reduction in its inflation rate, which was reduced from 1.6% in the first six months of 2002 to 0.8% as at June 30, 2003. As a consequence core-lending (3 month WIBOR) rates have also fallen year over year, from 9.1% as at June 30, 2002 to 5.38% as at June 30, 2003.

Weakness in economies across the globe have lead to a stronger than expected performance of the Polish zloty versus the U.S. Dollar. At December 31, 2002, the zloty/U.S. Dollar exchange rate was 3.8388, whereas at June 30, 2003 it was 3.8966 a depreciation of 1.5% as opposed to an appreciation of 3.8% in the six months ended June 30, 2002.

In June 2003, Poland held a referendum to confirm its intention to join the European Union with effect from May 1, 2004. As a result of EU membership import duties on products manufactured within the EU will no longer be subject to import duties, which should have a positive impact on our future results as the pricing of our imported product portfolio becomes aligned with local product. It is important to note that joining the EU does not automatically mean that Poland will join the European Monetary Union (EMU) from May 1, 2004. This is a separate process with different admission requirements. Poland is currently forecasting joining the EMU in 2008.

Results of Operations

In order to aid understanding, we have prepared tables which segment our income statement information as presented in the financial statements into those elements which relate to operations acquired during the reporting period and those which relate to operations owned in both reporting periods. Key definitions are:

•	Total operations: the total results as stated in our financial statements, which includes the consolidated results for all subsidiaries for the period owned in the reporting period.

•	Continuing operations: the results for elements of the Company which were owned for the first quarter or first six months of each reported year.

•	Core growth: the growth rates achieved between results from continuing operations as reported in the current three or six month period versus continuing operations of the previous three or six month period.

Readers will also find frequent references to the term cash on delivery (COD). Normal trade terms from our Polish Vodka suppliers are 60 days; however, some of these suppliers offer significant discounts if we pay for goods when delivered. The discounts offered are considerably in excess of the effective rate we would pay for 60 day term loans under our bank facilities. Thus the Company purchases approximately 40% of all goods on cash on delivery basis.

Six months ended June 30, 2003 compared with six months ended June 30, 2002

	Total Operations 2002	Continuing Operations 2003	Operations Acquired 2002	Operations Acquired 2003	Total Operations 2003
Sales	114,108	128,507	45,309	10,774	184,590
Cost of goods sold	98,704	111,069	40,003	9,419	160,491
Margin	15,404	17,438	5,306	1,355	24,099
as a % of sales	13.5%	13.6%	11.7%	12.6%	13.1%

Selling, general & administrative costs	9,700	10,272	3,481	704	14,457
Depreciation of fixed assets	565	624	177	26	827
Amortization of intangibles	103	221	0	0	221
Provision for doubtful debts	580	343	(33)	(4)	306
Total operating expenses	10,948	11,460	3,625	726	15,811
as a % of sales	9.6%	8.9%	8.0%	6.7%	8.6%

Operating Income	4,456	5,978	1,681	629	8,288
as a % of sales	3.9%	4.7%	3.7%	5.8%	4.5%

Interest income	54	65	16	1	82
Interest expense	(605)	(849)	(154)	(22)	(1,025)
Foreign currency gains/(losses)	(289)	102	0	0	102
Other income/(expense)	5	(48)	(47)	(1)	(96)

Income before tax	3,621	5,248	1,496	607	7,351
as % of sales	3.2%	4.1%	3.6%	5.6%	4.0%

Taxation	898	1,463	477	35	1,975
as % of profit before tax	24.8%	27.9%	31.9%	5.8%	26.9%

Net Income	2,723	3,785	1,019	572	5,376
as % of sales	2.4%	2.9%	2.2%	5.3%	2.9%

Net Sales and Gross Profit

Total net sales for 2003 increased 61.8%, or $70.5 million to $184.6 million. Net sales from continuing operations increased by 12.6% or $14.4 million. This increase is attributable to the following factors:

•	An increase in official case volumes of domestic vodka resulting from the excise tax reduction of October 1, 2002.
•	The Company is continuing to take market share from weaker distributors.
•	The higher sales of the Company’s imported brands.

Total gross profit increased 56.4%, or $8.7 million to $24.1 million however total gross margins have declined by 0.4% to 13.1% in the face of the larger market share of newly acquired companies in the years 2002 and 2003. Gross profits from continuing operations increased 13.2%, or $2.0 million. As a percentage of sales, gross profit from continuing operations increased 0.1% to 13.6%. This increase can be attributed to the increase in the sales of our higher margin imported product portfolio.

Operating Expenses

Total operating expenses increased by 44.4%, or $4.9 million mainly due to the inclusion of the acquired companies. Operating expenses from continuing operations only increased by 4.7%, or $0.5 million.

Selling, general and administrative expenses from continuing operations increased 5.9%, or $0.6 million. The Company is committed to keeping organic growth of overheads below that of the organic growth rates in gross profitability. To achieve this, the Company is exerting its increased buying leverage on its key overhead suppliers. Staffing and facility costs are also under constant review so as to avoid any overlap of costs while still being able to maintain customer service.

Depreciation of fixed assets from continuing operations increased 10.4%. During the first half of 2003, the Company has brought on line a considerable part of its investment in systems upgrades which has lead to these investments being depreciated. Some investment has also been made in fleet rotation.

Provisions for doubtful debts have declined both in terms of total operations and continuing operations. The Company’s provisioning policy is based on the age profile of the underlying trade receivables. Over the past two years the Company has been applying this policy so as to accumulate and maintain sufficient reserves. As the Company has also been very focused on client groups and levels of exposure to specific groups, it has been able to arrest any deterioration in debtor aging. At the moment, total provisions stand at 6.6% of receivables up from 6.1% as at December 31, 2002.

Operating Income

Total operating income increased 86.0%, or $3.8 million. A portion of the total operating income was from continuing operations which increased 34.2%, or $1.5 million. This increase is due to the Company’s commitment to containing operating expense growth to less than the growth in gross profit. When expressed as a percentage of sales, operating income from continuing operations rose to 4.7% compared to 3.9% for the six months ended June 30, 2002.

Net Interest Expense

Total net interest expense increased 71.1%, or $0.4 million and net interest expense from continuing operations increased 42.3%. Total net interest cover has increased from 8.1 for the six months ended June 30, 2002, to 8.8 times for the same period 2003. Between April and June, the Company received net proceeds of $17.2 million from the private placement of 1,208,250 of its shares of common stock. These proceeds have been partially used to redeem long-term bank debt of approximately $11 million.

Net Gains / Losses from Foreign Currency

The net impact of foreign currency transactions have changed from losses of $289,000 for the six months ended June 30, 2002 to a net gain of $102,000 for the same period in 2003. This is mainly because in November 2002 the company migrated substantially all of its U.S. Dollar and EUR debt into Polish zloty denominated debt. The gains achieved in 2003 are mainly from management of working capital in the light of a strengthening Polish zloty.

Income Tax

Total taxation increased 119.9%, or $1.1 million to $2.0 million. This increase is due both to an increase in total profit before tax of $3.7 million which if taxed at the effective rate for 2002 increased the tax charge by $925,000, and from an increase in the effective rate from 24.8 % in 2002 to 26.9% in 2003. The base rate for corporation tax in 2003 is 27%.

Net Income

As a result of the factors noted above, total net income increased 97.4%, or $2.7 million and net income from continuing operations increased 39.0%, or $1.1 million. When expressed as a percentage of sales, net income in 2002 was 2.4% where as for 2003 both in total and from continuing operations it was 2.9%.

Three months ended June 30, 2003 compared with three months ended June 30, 2002

	Total Operations 2002	Continuing Operations 2003	Operations Acquired 2002	Operations Acquired 2003	Total Operations 2003
Sales	71,458	80,979	13,369	10,774	105,122
Cost of goods sold	61,933	70,282	11,805	9,419	91,506
Margin	9,525	10,697	1,564	1,355	13,616
as a % of sales	13.3%	13.2%	11.7%	12.6%	13.0%

Selling, general & administrative costs	5,780	5,807	1,143	704	7,654
Depreciation of fixed assets	331	381	54	26	461
Amortization of intangibles	60	113	0	0	113
Provision for doubtful debts	196	309	(65)	(4)	240
Total operating expenses	6,367	6,610	1,132	726	8,468
as a % of sales	8.9%	8.2%	8.5%	6.7%	8.1%

Operating Income	3,158	4,087	432	629	5,148
as a % of sales	4.4%	5.0%	3.2%	5.8%	4.9%

Interest income	24	49	5	1	55
Interest expense	(368)	(437)	(13)	(22)	(472)
Foreign currency gains/(losses)	(190)	103	0	0	103
Other income/(expense)	(84)	(16)	(65)	(1)	(82)

Income before tax	2,540	3,786	359	607	4,752
as % of sales	3.6%	4.7%	2.7%	5.6%	4.5%

Taxation	599	1,112	146	35	1,293
as % of profit before tax	23.6%	29.4%	40.7%	5.8%	27.1%

Net Income	1,941	2,674	213	572	3,459
as % of sales	2.7%	3.3%	2.2%	5.3%	3.4%

Net Sales and Gross Profit

Total net sales for 2003 increased 47.1%, or $33.6 million to $105.1 million. Net sales from continuing operations, increased by 13.3% or $9.5 million. This increase is attributable to the following factors:

•	An increase in official case volumes of domestic vodka resulting from the excise tax reduction of October 1, 2002.
•	The Company is continuing to take market share from weaker distributors.
•	The higher sales of the Company’s imported brands.

Total gross profit increased 42.9%, or $4.1 million to $13.6 million however total gross margins have declined by 0.3% to 13.0% in the face of the larger market share of newly acquired companies in the year 2002 and 2003. Gross profits from continuing operations increased 12.3%, or $1.2 million.

Operating Expenses

Total operating expenses increased by 33.0%, or $2.1 million mainly due to the inclusion of the acquired companies. Operating expenses from continuing operations only increased by 3.8%, or $0.2 million.

Selling, general and administrative expenses from continuing operations increased 0.5%, this is due to the realization of the Company’s central procurement policy regarding certain overhead items. The Company is also seeing the benefit of its branch restructuring program where it is rationalizing its branch network to offer the best customer service as cost effectively as possible.

Depreciation of fixed assets from continuing operations increased 15.0%. During the first half of 2003 the Company has brought on line a considerable part of its investment in systems upgrades which has lead to these investments being depreciated. Some investment has also been made in fleet rotation.

Total provisions for doubtful debts increased by 22.4%, or $44,000, and from continuing operations the increase was 57.8%, or $113,000, which is in line with management objectives of between 0.3% and 0.5% of sales.

Operating Income

Total operating income increased 63.0%, or $2.0 million. A portion of the total operating income was from continuing operations which increased 29.4%, or $0.9 million. This increase is due to the Company’s commitment to containing operating expense growth to less than the growth in gross profit. When expressed as a percentage of sales, operating income from continuing operations rose to 5.0% compared to 4.4% for the three months ended June 30, 2002.

Net Interest Expense

Total net interest expense increased 21.2%, or $73,000 and net interest expense from continuing operations increased 9.9%. Total net interest cover has increased from 9.2 for the three months ended June 30, 2002, to 12.3 times for the same period in 2003. Between April and June, the Company received net proceeds of $17.2 million from the private placement of 1,208,250 of its shares of common stock. These proceeds have been partially used to redeem long-term bank debt of approximately $11 million.

Net Gains / Losses from Foreign Currency

The net impact of foreign currency transactions have changed from losses of $190,000 for the three months ended June 30, 2002 to a net gain of $103,000 for the same period in 2003. This is mainly because in November 2002 the company migrated substantially all of its U.S. Dollar and EUR debt into Polish zloty denominated debt. The gains achieved in 2003 are mainly from management of working capital in the light of a strengthening Polish zloty.

Income Tax

Total taxation increased 115.9%, or $0.7 million to $1.3 million. This increase is due both to an increase in total profit before tax of $2.2 million which if taxed at the effective rate for 2002 increased the tax charge by $522,000, and from an increase in the effective rate from 23.6 % in 2002 to 27.1% in 2003. The base rate for corporation tax in 2003 is 27%.

Net Income

As a result of the factors noted above total net income increased 78.2%, or $1.5 million and net income from continuing operations increased 37.7%, or $0.7 million. When expressed as a percentage of sales, net income in 2002 was 2.7% where as for 2003 both in total and from continuing operations it was 3.3%.

Statement of Liquidity and Capital Resources

The Company’s net cash balance increased by $7.4 million in the first six months of 2003 compared to an increase of $0.2 million in the corresponding period of 2002, primarily as a result of financing activities.

The net cash provided by operating activities increased by $3.6 million for the first six months of 2003 to a positive $3.2 million compared to a negative $0.4 million for the first six months of 2002. The increase was due to the increased cash based profitability in the first six months of 2003, generating $2.5 million and the reduced use of funds in net working capital generating $1.1 million.

As discussed earlier, our use of COD gives us access to additional rebates from suppliers rather than the 60 day grace on payments which we would normally expect. As at December 31, 2002, the Company had realized payments of $42 million as COD payments instead of taking its normal 60 days supplier credit for an equivalent amount. The equivalent value as at June 30, 2003 was $37 million and therefore the COD effect on cash flow within the period being reported is $5 million.

The investing activities amount to $1.6 million in the 2003 and are primarily due to the acquisition of Dako-Galant. During the 2002 period, the investing activities amounted to $12.1 million of which the largest part was the acquisitions of Damianex and AGIS.

Between March 31, 2003 and April 2, 2003, the Company completed a Private Placement for 1,125,000 shares of the Company’s common stock for a price of $15.50 per share. Under the same agreement the Company had included an additional 225,000 as an option which expires on July 29, 2003. As at June 30, 2003, 83,250 of the green shoe options had been exercised generating gross proceeds of $1,290,375. The net proceeds were applied to the early repayments of $11 million bank debt and $1.5 million was used in the acquisition of Dako Galant.

As of July 28, 2003 all of the remaining options had also been exercised.

Statement on Inflation and Currency Fluctuations

Inflation in Poland is projected at 1.3% for the whole of 2003, compared to 3.2% for 2002. For the first six months of 2003, the inflation was 0.8%. The share of purchases denominated in non-Polish currency has decreased resulting in lower foreign exchange exposure for purchases. The zloty has depreciated 1.5% against the U.S. Dollar in the first six months of 2003.

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

Changes to Critical Accounting Policies and Estimates

The Company has made no changes to its Critical Accounting Policies within both this Form 10-Q and the filed Form 10-K for the year ended December 31, 2002.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. Currently none of the Company’s loans are denominated in currencies other than its functional currency, the Polish zloty. As a result, in the six months ended June 30, 2003, the Company is no longer exposed to any significant risk from foreign exchange movements and it has discontinued its hedging activities.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited)

ITEM 4: CEO and CFO Certifications. Attached as exhibits to this quarterly report are the certifications of the CEO and the CFO required by Rules 13a-14 and 15d-14 the Securities Exchange Act of 1934 (the “Certifications”). This section of the quarterly report contains the information concerning the evaluation of Disclosure Controls and changes to Internal Controls over Financial Reporting referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Disclosure Controls. Disclosure Controls are procedures that are designed for the purpose of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 (such as this quarterly report), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Controls over Financial Reporting. Internal Controls over Financial Reporting means a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and includes those policies and procedures that:

-pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

-provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statement in accordance with GAPP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

-provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Limitations on the Effectiveness of Controls. The Company’s management, including the CEO and CFO, does not expect that the Company’s Disclosure Controls or Internal Controls over Financial Reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes to Internal Controls over Financial Reporting. In accordance with the SEC’s requirements, the CEO and the CFO note that, during the quarter ended June 30, 2003, there have been no significant changes in Internal Controls over Financial Reporting or in other factors that have affected or are reasonably likely to materially affect Internal Controls over Financial Reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions regarding Disclosure Controls. Based upon the required evaluation of Disclosure Controls, the CEO and CFO have concluded, as of June 30, 2003, that, subject to the limitations noted above, the Company’s Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO.

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

Stock numbers stated in note (a) do not give effect to the stock split described in note (b) below.

(a)	Between March 31, 2003 and April 2, 2003, the Company completed a private placement of 750,000 shares of its common stock at a purchase price of $23.25 per share to five institutional accredited investors for gross proceeds of $17,437,500. Of these shares certificates for 670,000 shares of common stock were issued on March 31, 2003 for gross proceeds of $15,577,500. The purchasers also received the right to purchase an additional 150,000 shares of common stock at the same price per share at any time prior to July 28, 2003.

During the second quarter of 2003, rights to purchase 55,500 shares of common stock were exercised and the Company received net proceeds of $1,212,952.50 as a result of such exercise.

Subsequent to the end of the second quarter, rights to purchase 94,500 (pre-split) shares of common stock were exercised and the Company received net proceeds of $2,065,297 as a result of such exercise.

Banc of America Securities LLC served as placement agent for the transaction and received a fee of 6.0% of the gross proceeds of both the initial sale and the additional rights exercises.

These securities were issued in reliance on the exemptions provided by Regulation D.

(b)	On May 30, 2003, the Company issued 3,486,109 shares of common stock as a stock dividend to holders of record on May 19, 2003. The securities were issued in reliance on the Staff’s “no-sale” position with respect to stock dividends.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of stockholders on April 28, 2003.

(b)	At the meeting, directors were elected, amendments to the Company’s stock incentive plan were approved and the Company’s selection of independent public auditors for the 2003 fiscal year was ratified.

The votes cast for, against and withheld for each nominee for director were as follows:

Nominees	For	Against	Withhold Authority to Vote
William V. Carey	5,119,378	0	697,000
N. Scott Fine	5,119,378	0	697,000
James T. Grossmann	5,119,378	0	697,000
Tony Housh	5,119,378	0	697,000
Jan W. Laskowski	5,119,378	0	697,000
Jeffrey Peterson	5,119,378	0	697,000
Richard Roberts	5,119,378	0	697,000

The amendments to the Company’s stock incentive plan were approved by a vote of 2,639,790 shares in favor and 250,189 shares against with 1,047,000 shares abstaining. Broker non-votes totalled 2,229,046 shares.

The selection of independent public auditors was approved by a vote of 5,113,739 shares in favor and 5,034 shares against with 1,302 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)	Exhibit

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation (Filed as Exhibit 3.1 to Registration Statement of Form SB-2, File No. 333-42387, filed with the Commission on December 17, 1997 (the “1997 Registration Statement”) and incorporated herein by reference.)

3.2	Bylaws (Filed as Exhibit 3.2 to the 1997 Registration Statement and incorporated herein by reference.)

31.1	Certificate of the CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certificate of the CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the quarter ended June 30, 2003, the Company filed the following reports on Form 8-K:

(i)	April 3, 2003—Reporting under Item 5 the closing of a private placement of 750,000 shares of common stock and Additional Investor Rights to purchase up to an additional 150,000 shares of common stock and filing under Item 7 the operative agreements and associated press releases.

(ii)	April 22, 2003—Amending an earlier report of a change in the Company’s certifying public auditors under Item 4 and filing the required letter from the Company’s former public auditors.

(iii)	May 1, 2003—Reporting under Item 9 the announcement of the Company’s first quarter results and filing the associated press release. Because of the delay in integrating Item 12 into the EDGAR system, this information was filed under Item 9 rather than Item 12 in accordance with SEC Release 33-8216.

(iv)	June 11, 2003—Reporting under Item 5 the execution of a letter of intent to acquire Panta Hurt Sp. z o.o. and filing the associated press release under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

(registrant)

Date: August 12, 2003	By:	/s/ WILLIAM V. CAREY
William V. Carey President and Chief Executive Officer

Date: August 12, 2003	By:	/s/ NEIL A.M. CROOK
Neil A.M. Crook Chief Financial Officer