Form 10-Q
period 2003-09-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2003-11-14
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD JANUARY 1, 2003 TO SEPTEMBER 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange act of 1934).  Yes  ☒    No  ☐

The number of shares outstanding of each class of the issuer’s common stock as of October 28, 2003:

Common Stock ($.01 par value)	10,732,751 shares

PART I

FINANCIAL INFORMATION

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$8,316	$2,237
Accounts receivable, (net of allowance for doubtful accounts of $3,938 and $3,945 respectively)	55,012	64,803
Inventories	21,425	24,321
Prepaid expenses and other current assets	3,905	3,314
Deferred income taxes	548	713

TOTAL CURRENT ASSETS	$89,206	$95,388
Intangible assets, net	2,616	2,868
Goodwill, net	29,542	25,323
Equipment, net	8,082	5,910
Deferred income taxes	1,171	924
Other assets	306	387

TOTAL ASSETS	$130,923	$130,800

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS—CONTINUED

(in thousands, except share information)

	September 30, 2003	December 31, 2002
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$35,004	$53,435
Bank overdraft facilities	10,620	12,289
Short term bank loans	6,051	8,064
Income taxes payable	396	499
Taxes other than income tax	1,166	513
Current portions of obligations under capital leases	729	316
Current portion of long term debt		3,820
Other accrued liabilities	1,469	2,079

TOTAL CURRENT LIABILITIES	55,435	81,015

Long term debt, less current maturities	971	6,195
Long term obligations under capital leases	821	428
Redeemable common stock	—	1,781

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common Stock ($0.01 par value, 20,000,000 shares authorized, 10,763,734 and 6,005,263 shares issued at September 30, 2003 and December 31, 2002, respectively)	107	60
Additional paid-in-capital	51,330	27,381
Retained earnings	24,428	15,461
Accumulated other comprehensive loss	(2,019)	(1,371)
Less Treasury Stock at cost (109,350 shares at September 30, 2003 and at December 31, 2002)	(150)	(150)

TOTAL STOCKHOLDERS’ EQUITY	73,696	41,381
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,923	$130,800

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share information)

	Three months ended		Nine months ended
	September 30, 2003 (unaudited)	September 30, 2002 (unaudited)	September 30, 2003 (unaudited)	September 30, 2002 (unaudited)
Net sales	$104,844	$66,508	$289,435	$180,616
Cost of goods sold, excluding amortization and depreciation, including excise tax	91,358	58,080	251,850	156,785

Gross margin, excluding amortization and depreciation	13,486	8,428	37,585	23,831
Selling, general and administrative expenses, excluding amortization and depreciation	7,961	6,004	22,432	15,702
Depreciation of equipment	422	352	1,249	918
Amortization of trademarks	116	43	338	146
Bad debt expense	58	263	364	843

Operating Income	4,929	1,766	13,202	6,222
Non operating income / (expense)
Interest income	55	28	137	82
Interest expense	(303)	(375)	(1,329)	(981)
Realized and un-realized foreign currency transaction gains / (losses), net	4	(140)	105	(429)
Other (expense) / income, net	(51)	25	(143)	30

Income before taxes	4,634	1,304	11,972	4,924
Income tax expense	1,030	287	3,005	1,185

Net income	$3,604	$1,017	$8,967	$3,739

Net income per share of common stock, basic	$0.34	$0.12	$0.89	$0.48

Net income per share of common stock, diluted	$0.34	$0.12	$0.85	$0.46

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Capital Stock
	Issued No. of Amount Shares		In Treasury No. of Amount Shares		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2002	6,005	$60	(73)	$(150)	$27,381	$15,461	$(1,371)	$41,381
Net income for the nine months ended September 30, 2003						8,967		8,967
Foreign currency translation adjustment							(648)	(648)

Comprehensive income for the nine months ended September 30, 2003						8,967	(648)	8,319
Effect of stock split June 2, 2003	3,003	30	(36)		(30)
Redeemable common stock					1,781			1,781
Private placement issuance of Company stock	1,350	13			19,294			19,307
Stock issued for acquisitions	88	1			1,123			1,124
Stock options / warrants exercised by employees and non-employees	309	3			1,781			1,784

Balance at September 30, 2003	10,755	$107	(109)	$(150)	$51,330	$24,428	$(2,019)	$73,696

The accompanying notes are an integral part of the consolidated condensed financial statements.

C ENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
OPERATING ACTIVITIES
Net income	8,967	3,739
Adjustments to reconcile net income to net cash provided by / (used in) operating activities
Depreciation and amortization	1,587	1,064
Deferred income tax benefit / (expense)	35	(319)
Bad debt provisions	364	843
Foreign exchange losses / (gains)	(22)	429
Accounts receivable	16,825	22,402
Inventories	6,022	8,618
Prepayments and other current assets	(223)	(747)
Trade accounts payable	(27,523)	(24,810)
Income and other taxes	376	(359)
Other accrued liabilities	(1,330)	(1,045)

Net Cash Provided By Operating Activities	5,078	9,815
INVESTING ACTIVITIES
Purchase of equipment	(1,467)	(671)
Disposal of equipment	280	120
Acquisition of business, net of cash acquired	(2,581)	(12,140)

Net Cash Used In Investing Activities	(3,768)	(12,691)
FINANCING ACTIVITIES
Payment of overdraft facility	(3,440)	1,179
Short term borrowings	—	965
Payment of short term borrowings	(2,013)	(6,498)
Long term borrowings	—	5,044
Payments of long term borrowings	(9,480)	(6,075)
Payment of capital leases	(386)	(341)
Net proceeds from Private Placement issuance of share	19,307	7,534
Net proceeds from exercise of employee and non-employee options	1,784	752

Net Cash (Used in) / Provided By Financing Activities	5,772	2,560

Effect of exchange rates on non U.S. Dollar denominated net assets	(924)	391
Effect of exchange rate changes on cash and cash equivalents	(79)	53
Net Increase / (Decrease) in Cash and cash equivalents	6,079	128
Cash and cash equivalents at beginning of period	2,237	2,466

Cash and cash equivalents at end of period	$8,316	$2,594

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES
Common stock issued in connection with acquisition of businesses	$1,124	$2,822

Capital lease	$1,192	$240

Debt assumed in acquisition of businesses	$1,771	$6,574

Supplemental disclosures of cash flow information
Interest paid	$1,329	$951
Income tax paid	$3,070	$1,476

The accompanying notes are an integral part of the consolidated condensed financial statements.

CE NTRAL EUROPEAN DISTRIBUTION CORPORATION

Notes To Consolidated Condensed Financial Statements (Unaudited)

(amounts in tables expressed in thousands, except per share data)

1.	Organization and Description of Business

Central European Distribution Corporation (CEDC) was organized as a Delaware Corporation in September 1997 to operate as a holding company through its sole subsidiary, Carey Agri International Poland Sp. z o.o. (Carey Agri). In 1999, CEDC formed two subsidiaries (MTC and PWW). In 2000, CEDC acquired PHA, in 2001 it acquired Astor, in 2002 it acquired Damianex, AGIS and Onufry and thus far in 2003 it has acquired Dako Galant and Panta-Hurt. In 2002, the Company formed a new subsidiary Fine Wines and Spirits (FWS). CEDC and its subsidiaries are referred to herein as the Company.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate to make the information presented not misleading. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

The Company’s equity investments are substantially all in Polish Zloty and gains or losses resulting from the restatement of these equity investments into U.S. Dollars are posted to the Comprehensive Loss Account. As a result of the depreciation of the Polish Zloty against the U.S. Dollar during the nine-month period ending September 30, 2003, the Company incurred foreign currency translation losses of $648,000 on these equity investments. This movement means that the cumulative balance on the Comprehensive Loss Account is a loss of $2,019,000 as at September 30, 2003 and this has been reflected in the Consolidated Condensed Balance Sheet and Statements of Changes in Stockholder’s Equity (unaudited). The total of the accumulated other comprehensive profit consist solely of currency exchange adjustments. No deferred tax asset has been recorded.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

Notes To Consolidated Condensed Financial Statements (Unaudited)

(Amounts in tables expressed in thousands, except per share data)

4.	Earning Per Share

Earnings per share of common stock is calculated under the provisions of SFAS No. 128, “Earnings per Share”. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Basic:
Net income	$3,604	$1,017	$8,967	$3,739

Weighted Average shares of common stock outstanding	10,606	8,570	9,990	7,869

Basic Earnings Per Share	$0.34	$0.12	$0.90	$0.48

Diluted:
Net Income	$3,604	$1,017	$8,967	$3,739

Weighted Average shares of common stock outstanding	10,606	8,570	9,990	7,869

Net effect of diluted stock options-based on the treasury stock method	119	179	399	176
Totals	10,725	8,749	10,389	8,045

Diluted Earnings Per Share	$0.34	$0.12	$0.86	$0.46

During the nine months ended September 30, 2003, numerous events occurred to increase the number of shares of common stock used within the earnings per share calculation. These events are briefly described below.

Between March 31, 2003 and April 2, 2003, the Company completed a private placement of common stock (including rights to purchase additional shares of common stock). As of September 30, 2003, all the rights had been exercised and the aggregate shares issued as a result of the private placement was 1,350,000 shares (adjusted for stock split).

On June 2, 2003, the Company affected a three for two stock split by means of a stock dividend. All prior share and per share amounts have been restated to reflect the stock split as if it had occurred on January 1, 2002.

Employee and non-employee options to purchase a total of 308,750 shares were exercised during the first nine months of 2003.

The Company issued shares of common stock in consideration for the acquisitions of Dako-Galant and Panta-Hurt as detailed in note 5 below.

Further details of these changes to equity can be found in note 14 below.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

Notes To Consolidated Condensed Financial Statements (Unaudited)

(Amounts in tables expressed in thousands, except per share data)

5.	Acquisitions

Overview

The Company’s strategy and objectives regarding acquisitions is to acquire regionally strong alcohol distributors in order to build market share and construct a nationwide distribution network in order to attract and retain national clients and to strengthen its buying leverage. The price paid by the Company in making its acquisitions is based on earnings projections of the acquired company operating under the Company’s business model.

On April 22, 2002, the Company completed the acquisition of 100% of the voting stock of Damianex S.A., an alcohol distributor in south-eastern Poland. The purchase price of $9,139,880 (including expenses) consisted of $7,359,000 in cash and the issuance of 152,996 shares of common stock valued for goodwill purposes at $1,781,000 using an average of the share price before and after the transaction date. The source of the funds consisted of a long-term loan of $2,500,000 from Bank Fortis in Warsaw, Poland and $4,638,000 from a private placement of common stock (gross proceeds $8,400,000) completed by the Company on March 28, 2002.

The Company has made provisions for certain re-organization costs following a detailed review of Damianex’s operations. These provisions amount to approximately $248,000 and have been applied to the carrying value of goodwill.

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

On April 15, 2003, the Company completed the acquisition of 100% of the voting stock of Dako-Galant Sp. z o.o., an alcohol distributor based in Szczecin. The purchase price was $1,811,000 consisting of $1,329,000 (including expenses) in cash and 20,853 shares of common stock valued at $504,600 in the contract. Of the common stock consideration, as at September 30, 2003 only 10,853 shares of common stock, valued at $262,640, had been transferred. The remaining 15,000 shares of common stock are to be issued before the end of 2003. The cash element was funded from the Company’s own cash following the private placement.

A condensed balance sheet for Dako-Galant as at the acquisition date was as follows:

Tangible fixed assets	$314
Acquired goodwill	2,269
Current assets	8,004
Current liabilities	(8,995)
Net assets at fair value / purchase price	$1,592

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

Notes To Consolidated Condensed Financial Statements (Unaudited)

(Amounts in tables expressed in thousands, except per share data)

On September 5, 2003, the Company acquired 100% of the voting stock of Panta-Hurt Sp. z o.o. an alcohol distributor based in Minsk Mazowiecki near Warsaw. The purchase price was $2.0 million consisting of $1.4 million in cash and 29,367 shares of common stock valued within the contract at $609,308. The cash element was funded from the Company’s own cash reserves.

A condensed balance sheet for Panta-Hurt as at the acquisition date is as follows:

Tangible fixed assets	$905
Acquired goodwill	1,489
Current assets	2,827
Current liabilities	(3,211)
Net assets at fair value / purchase price	$2,010

Assuming consummation of the Damianex, AGIS, Onufry, Dako-Galant and Panta-Hurt acquisitions and the issuance of common shares as of January 1, 2002, the unaudited pro-forma consolidated operating results for the three and nine-months ended September 30, 2002 and September 30, 2003 were as follows:

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	In Thousands, except per share data
Net sales	$108,300	$91,233	$315,517	$296,868
Net income / (loss)	3,630	938	8,344	3,335
Net income per share data:
Basic EPS	$0.34	$0.11	$0.84	$0.41
Diluted EPS	$0.34	$0.11	$0.80	$0.40

The unaudited pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had Damianex, AGIS, Onufry, Dako Galant and Panta-Hurt been acquired on the dates indicated above or the future results of operations of the combined companies.

The movement of goodwill in 2003 can be reconciled as follows:

Balance as at January 1, 2003	$25,323
Change in estimate	$(123)
Additional consideration paid under existing purchase agreements	$584
Net goodwill arising from purchase agreements completed in 2003	$3,758
Balance as at September 30, 2003	$29,542

6.	Amortization of Intangible Assets

During the creation of the subsidiaries MTC and PWW, the Company acquired certain trademarks from the former owners of these companies. These trademarks are being amortized over their expected useful life currently estimated at 10 years.

The following table reflects the components of intangible assets as of:

	September 30, 2003	December 31, 2002
Trademarks	$4,116	$3,909
Less accumulated amortization	$1,500	$1,041

Total amortized intangible assets	$2,616	$2,868

The amortization expense for the three months ended September 30, 2003 was $116,000 and for the nine months ended September 30, 2003 was $338,000. Because the trademarks are actually denominated in Polish zloty, they are subject to changes in foreign currency exchange rate. For the nine months ended September 30, 2003, the impact from exchange rates was $102,000.

Estimated aggregate future amortization expense for intangible assets is as follows:

2003	$113
2004	452
2005	452
2006	452
Thereafter	1,147

$2,616

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

Notes To Consolidated Condensed Financial Statements (Unaudited)

(Amounts in tables expressed in thousands, except per share data)

7.	Long and Short Term Debt

	September 30, 2003	December 31, 2002
Total Bank Funding
USD	$—	$744
PLN	$17,642	$29,624

Total debt	$17,642	$30,368

These facilities are described in the financial statements as:

	September 30, 2003	December 31, 2002
Overdrafts	$10,620	$12,289
Short term debt	$6,051	$8,064
Long term debt – Current portion	$—	$3,820
Total long term debt less current portion	$971	$6,195

Total	$17,642	$30,368

Principal repayments for the followings years	September 30, 2003	December 31, 2002

2003	$16,671	$24,173
2004	$971	$4,435
2005	$—	$1,760

Total	$17,642	$30,368

The Company’s short term borrowing is primarily used for cash purchases from domestic vodka producers. These facilities all have one-year roll over terms though the Company has not encountered any difficulties in successfully renewing them.

The weighted average interest rate for the nine months ended September 30, 2003 was 7.09% and for the three months ended September 30, 2003 it was 6.28%.

8.	Lease Obligations

In November 2000, the Company entered into a non-cancelable five-year operating lease for its main warehouse and office in Warsaw, which stipulated monthly payments of $130,000. In February 2003, the Company renegotiated this lease by signing a seven-year agreement starting from May 1, 2003 at a lower rent of $90,000 per month. The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of September 30, 2003:

2003	$270
2004	1,080
2005	1,080
2006	1,080
2007	1,080

Thereafter	2,520

$7,110

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in tables expressed in thousands except per share information)

8.	Lease Obligations (cont’d)

The Company also has rental agreements for all of the regional offices and warehouse space. Monthly rentals range from approximately $1,500 to $11,670. All of the regional office and warehouse leases can be terminated by either party with two or three months prior notice. The retail shop leases have no stated expiration date, but can be terminated by either party with three months to six months prior notice.

During 2003, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease at September 30, 2003 are as follows:

2003	$300
2004	773
2005	601

$1,674
Less interest	(124)

$1,550

9.	Income Taxes

Total income tax expense varies from expected income tax expense computed at enacted Polish statutory rates (28% in 2002 and 27% in 2003) as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Tax at the Polish Statutory rate	$1,251	$365	$3,233	$1,387
Temporary differences:
U.S. tax losses	(37)	(145)	(56)	(110)
Movements in allowances for doubtful debts	—	—	—	35
Movement in accruals	(129)	26	(94)	(86)
Effect of foreign currency exchange rates on net deferred tax assets	(55)	41	(78)	(81)
Permanent differences and other items	—	—	—	40

Total income tax expense	$1,030	$287	$3,005	$1,185

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

The option exercise price for stock options granted under the Incentive Plan may not be less than fair market value but in some cases may be in excess of the market price of Common Stock on the date of grant. The Company sets the stock option price based on the closing price of the Common Stock on the day before the date of grant if such price is not materially different than the opening price of the Common Stock on the date of grant. Accordingly, there is no compensation expense recorded for options granted under the Incentive Plan to employees. Stock options may be exercised up to 10 years after the date of grant except as otherwise provided in the particular stock option agreement. Payment for the shares purchased under the Incentive Plan must be in cash, which must be received by the Company prior to any shares being issued. Each option granted under the Incentive Plan shall be exercisable, in whole or in part, at any time and from time to time over a period commencing on or after the date of grant and ending upon the expiration or termination of the option, as the Compensation Committee shall determine and set forth in the award agreement relating to such option. Without limiting the foregoing, the Compensation Committee, subject to the terms and conditions of the Incentive Plan, may at its sole discretion provide that an option granted may not be exercised in whole or in part for a stated period or periods of time during which such option is outstanding.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.69%; dividend yields of 0.0%; volatility factor of the expected market price of the Company’s common stock of 1.57; and a weighted-average expected life of the option of 3.4 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Three Months to September 30		Nine Months to September 30
	2003	2002	2003	2002
Income as reported	$3,604	$1,017	$8,967	$3,739
Pro forma net income	$2,410	$823	$8,193	$2,965
Pro forma earnings per share: Basic	$0.23	$0.10	$0.82	$0.38
Diluted	$0.22	$0.09	$0.79	$0.37

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

Notes To Consolidated Condensed Financial Statements (Unaudited)

(Amounts in tables expressed in thousands, except per share data)

11.	Commitments and Contingent Liabilities

The Company is involved in litigation and has claims against it for matters arising in the ordinary course of business. In the opinion of management, the outcome of these litigations will not have a material adverse effect on the Company.

12.	Subsequent events

There have been no subsequent events of note since September 30, 2003.

The Polish government is currently considering as part of its 2004-2007 budget proposals the reduction of corporate income tax from 27% to 19% effective from January 1, 2004. While the effect of this change will be beneficial in 2004, where based on current estimates we estimate a 2004 benefit of $2-2.2 million, it also means that the deferred tax asset will also be revised downwards as the future tax rate is reduced. FAS 109 requires that we account for this change to the deferred tax assets as an when the change in tax rates is enacted. The effect of this reduction in the tax rate on the deferred tax asset is currently expected to be between $750,000 to $1 million. As of the filing date, the change in tax rate has not been enacted.

13.	Reclassifications

Certain amounts in the 2002 consolidated condensed financial statements have been reclassified to be consistent with the 2003 financial statements. These reclassifications do not have a material effect on the financial statements.

14.	Matters Affecting Equity

On March 31, 2003, the Company signed an agreement for the private placement of its common stock. Under this agreement 1,125,000 (post split) shares of common stock were sold to accredited investors by April 2, 2003. Under the agreement the investors had the option to acquire an additional 225,000 shares of common stock under an option with an expiry date of July 29, 2003. As at September 30, 2003, all such options had been exercised.

Under the Damianex purchase contract 148,000 shares of common stock were subject to a put option at $12 per share with an expiry date of April 29, 2003. Up until that date, these shares were shown as redeemable shares. The option was not exercised by April 29, 2003 and therefore the shares have been reclassified as permanent equity.

On June 2, 2003, the Company effected a three for two stock split by means of a stock dividend issued to shareholders of common stock of record as of May 19, 2003. This stock split was accounted for as a stock dividend. Throughout these financial statements and the notes thereto all share and per share data have been adjusted to reflect this stock split.

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

Economic Overview

In the nine months ended September 30, 2003, Poland saw a reduction in its inflation rate, which was reduced from 1.6% in the first nine months of 2002 to 0.8% for the nine months period ended September 30, 2003. As a consequence, core-lending (3 month WIBOR) rates have also fallen year over year, from 9.1% as at September 30, 2002 to 5.2% as at September 30, 2003. In the same nine month period, GDP was 3.7% year on year. It is expected to be around 4.2% for the full year.

At December 31, 2002, the zloty/U.S. Dollar exchange rate was 3.8388, whereas at September 30, 2003 it was 3.9799 a depreciation of 3.4% as opposed to an appreciation of 3.8% in the nine months ended September 30, 2002.

In June 2003, Poland held a referendum to confirm its intention to join the European Union with effect from May 1, 2004. As a result of EU membership products manufactured within the EU will no longer be subject to import duties, which should have a positive impact on our future results as the pricing of our imported product portfolio becomes closer to that of local product. It is important to note that joining the EU does not automatically mean that Poland will join the European Monetary Union (EMU) from May 1, 2004. This is a separate process with different admission requirements. Poland is currently forecasting joining the EMU in 2008.

Results of Operations

In order to aid understanding, we have prepared tables which segment our income statement information as presented in the financial statements into those elements which relate to operations acquired during the reporting period and those which relate to operations owned in both reporting periods. Key definitions are:

•	Total operations 2003: the total results as stated in our financial statements for the respective periods.

•	Base: the results for elements of the Company which were owned for the third quarter or first nine months of each reported year.

•	Organic growth: the growth rates achieved between results from base operations as reported in the current three or nine month period versus base operations of the previous three or nine month period.

Readers will also find frequent references to the term cash on delivery (COD). Normal trade terms from our Polish Vodka suppliers are 60 days; however, some of these suppliers offer significant discounts if we pay for goods when delivered. The discounts offered are considerably in excess of the effective rate we would pay for 60 day term loans under our bank facilities. Thus, the Company purchases approximately 40% of all goods on cash on delivery basis.

Nine months ended September 30, 2003 compared with nine months ended September 30, 2002

	Base 2002	Base 2003	% organic growth in Base	Operations Acquired 2002	Operations Acquired 2003	Total Operations 2003
	(1)	(2)	(3)	(4)	(5)	(2+4+5)
Sales	180,616	213,373	18.1%	52,996	23,066	289,435
Cost of goods sold	156,785	184,760	17.8%	46,832	20,258	251,850
Margin	23,831	28,613	20.1%	6,164	2,808	37,585
as a % of sales	13.2%	13.4%	0.2%	11.6%	12.2%	13.0%

Selling, general & administrative costs	15,702	16,830	7.2%	3,912	1,690	22,432
Depreciation of fixed assets	918	1,018	10.9%	174	57	1,249
Amortization of intangibles	146	331	126.7%	—	7	338
Provision for doubtful debts	843	419	(50.3%)	(12)	(43)	364
Total operating expenses	17,609	18,598	5.6%	4,074	1,711	24,383
as a % of sales	9.7%	8.7%	(1.0%)	7.7%	7.4%	8.4%

Operating Income	6,222	10,015	61.0%	2,090	1,097	13,202
as a % of sales	3.4%	4.7%	1.3%	3.9%	4.8%	4.6%

Interest income	82	111	35.4%	23	3	137
Interest expense	(981)	(1,101)	12.2%	(169)	(59)	(1,329)
Foreign currency gains / (losses)	(429)	105	—	—	—	105
Other income / (expense)	30	(205)	—	67	(5)	(143)

Income before tax	4,924	8,925	812%	2,011	1,036	11,972
as % of sales	2.7%	4.2%	1.5%	3.8%	4.5%	4.1%

Taxation	1,185	2,313	95.2%	592	100	3,005
as % of profit before tax	24.1%	26.0%	1.8%	29.4%	9.7%	25.1%

Net Income	3,739	6,612	76.8%	1,419	936	8,967
as % of sales	2.1%	3.1%	0.9%	2.7%	4.1%	3.1%

Net Sales and Gross Profit

Net sales from total operations for the nine-month period ended September 30, 2003 increased 60.2%, or $108.8 million to $289.4 million, as compared to the nine-month period ended September 30, 2002. Net sales from base operations increased by 18.1% or $32.8 million over the same period. This increase is attributable to the following factors:

•	An increase in official case volumes of domestic vodka resulting from the excise tax reduction of October 1, 2002.

•	The Company is continuing to take market share from weaker distributors.

•	The higher sales of the Company’s imported brands.

Gross profit from total operations for the nine months ended September 30, 2003 increased 57.7% or $13.8 million to $37.6 million as compared to the nine month period ended September 30, 2002. However, total gross margins declined by 0.2% to 13.0% during the same period in the face of the larger market share of newly acquired companies in the years 2002 and 2003. Gross profits from base operations for the nine month period ended September 30, 2003, increased 20.1%, or $4.8 million as compared to the nine month period ended September 30, 2002. As a percentage of sales, gross profit from base operations for the nine months ended September 30, 2003, increased 0.2% as compared to the nine-month period ended September 30, 2002 to 13.4%. This increase can be attributed to the increase in the sales of our higher margin imported product portfolio.

Operating Expenses

Operating expenses from total operations for the first nine months of 2003 increased by 38.5% or $6.8 million, when compared to the same period of 2002, mainly due to the inclusion of the acquired companies. Operating expenses from base operations for the first nine months of 2003 increased by 5.6%, or $1.0 million, when compared to the same period of 2002.

Selling, general and administrative expenses from base operations for the first nine months of 2003 increased 7.2%, or $1.1 million, when compared to the same period of 2002. The Company is committed to keeping organic growth of overheads below the organic growth rates in gross profitability. To achieve this, the Company is exerting its increased buying leverage on its key overhead suppliers. Staffing and facility costs are also under constant review so as to avoid any overlap of costs while still being able to maintain customer service.

Depreciation of fixed assets from base operations for the first nine months of 2003 increased 10.9%, when compared to the same period of 2002. During the first nine months of 2003, the Company brought on line a considerable part of its investment in systems upgrades, which led to these investments being depreciated. Some investment has also been made in fleet rotation.

Provisions for doubtful debts have declined both as a percentage of total and base operations during the first nine months of 2003. The Company’s provisioning policy is based on the age profile of the underlying trade receivables. Over the past two years, the Company has been applying this policy so as to accumulate and maintain sufficient reserves. As the Company has also been very focused on client groups and levels of exposure to specific groups, it has been able to arrest any deterioration in debtor aging. As of September 30, 2003, total provisions stand at 6.5% of receivables up from 6.1% as at December 31, 2002.

Operating Income

Total operating income for the first nine months of 2003 increased 112.2% or $7.0 million, as compared to the same period of 2002, while base operating profitability from base operations during such a period increased 61.0% or $3.8 million, as compared to the same period of 2002. This increase is due to the Company’s commitment to containing operating expense growth to less than the growth in gross profit. When expressed as a percentage of sales, operating income from base operations for the first nine months of 2003 rose to 4.7% compared to 3.4% for the nine months ended September 30, 2002.

Net Interest Expense

Total net interest expense for the first nine months of 2003 increased 32.6%, or $0.3 million, as compared to the same period of 2002 and net interest expense from base operations during such period increased 10.3%, as compared to the same period of 2002. Total net interest cover increased from 6.9 for the nine months ended September 30, 2002, to 9.1 times for the same period in 2003. This was mainly due to the fact that in 2002, the Company had loans for the acquisitions of Damianex and Agis from the end of April. In 2003, these loans the Company had until the middle of April. Between April and September, the Company received net proceeds of $19.3 million from the private placement of 1,350,000 of its shares of common stock. These proceeds have been partially used to repay long-term bank debt of approximately $11.5 million.

Net Gains / Losses from Foreign Currency

The net impact of foreign currency transactions have changed from losses of $429,000 for the nine months ended September 30, 2002 to a net gain of $105,000 for the same period in 2003. This is mainly due to the fact that in November 2002 the company migrated substantially all of its U.S. Dollar and EUR debt into Polish zloty denominated debt. The gains achieved in 2003 are mainly from management of working capital.

Income Tax

Total taxation for the first nine months of 2003 increased 153.6%, or $1.8 million, as compared to the same period of 2002, to $3.0 million. This increase is due to an increase in total profit before tax for the first nine months of 2003 of $6.9 million, or 140.3%, as compared to the same period of 2002.

Net Income

As a result of the factors noted above, total net income for the first nine months of 2003 increased 139.8%, or $5.2 million, as compared to the same period of 2002, and net income from base operations of sales increased 76.8%, or $2.9 million, as compared to the same period of 2002. When expressed as a percentage of sales, for the first nine months of 2002, net income was 2.1% of sales where as for the first nine months of 2003, net income was 3.1% of sales.

Three months ended September 30, 2003 compared with three months ended September 30, 2002

	Base 2002	Base 2003	% organic growth in Base	Operations Acquired 2002	Operations Acquired 2003	Total Operations 2003
	(1)	(2)	(3)	(4)	(5)	(2+4+5)
Sales	66,508	85,884	29.1%	6,614	12,346	104,844
Cost of goods sold	58,080	74,545	28.3%	5,897	10,916	91,358
Margin	8,428	11,339	34.5%	717	1,430	13,486
as a % of sales	12.7%	13.2%	0.5%	10.8%	11.6%	12.9%

Selling, general & administrative costs	6,004	6,514	8.5%	433	1,014	7,961
Depreciation of fixed assets	352	379	7.7%	12	31	422
Amortization of intangibles	43	116	169.8%	—	—	116
Provision for doubtful debts	263	93	(64.6%)	7	(42)	58
Total operating expenses	6,662	7,102	6.6%	452	1,003	8,557
as a % of sales	10.0%	8.3%	1.5%	6.8%	8.1%	8.2%

Operating Income	1,766	4,237	139.9%	265	427	4,929
as a % of sales	2.7%	4.9%	2.2%	4.0%	3.5%	4.7%

Interest income	28	53	89.3%	—	2	55
Interest expense	(375)	(251)	(33.1%)	(16)	(36)	(303)
Foreign currency gains / (losses)	(140)	4	—	—	—	4
Other income / (expense)	25	(18)	—	(37)	4	(51)

Income before tax	1,304	4,025	208.7%	212	397	4,634
as % of sales	2.0%	4.7%	2.7%	3.7%	3.2%	4.4%

Taxation	287	918	219.9%	67	45	1,030
as % of profit before tax	22.0%	22.8%	0.8%	31.6%	11.3%	22.2%

Net Income	1,017	3,107	205.5%	145	352	3,604
as % of sales	1.5%	3.6%	2.1%	2.6%	2.9%	3.4%

Net Sales and Gross Profit

Total net sales for the three-month period ended September 30, 2003 increased 57.6%, or $38.3 million, as compared to the three month period ended September 30, 2002, to $104.8 million. Base net sales increased by 29.1% or $19.4 million over the same period. This increase is attributable to the following factors:

•	An increase in official case volumes of domestic vodka resulting from the excise tax reduction of October 1, 2002.

•	The Company is continuing to take market share from weaker distributors.

•	The higher sales of the Company’s imported brands.

Total gross profit for the three months ended September 30, 2003 increased 60.0%, or $5.1 million as compared to the three months ended September 30, 2002 to $13.5 million while total gross margins improved by 0.2% to 12.9% during the same period following a better than expected summer where beer and wine sales represented a greater proportion of sales and gross profit. Gross profits from base operations for the three months ended September 30, 2003 increased 34.5% or $2.9 million as compared to the three months ended September 30, 2002.

Operating Expenses

Total operating expenses for the three months ended September 30, 2003 increased by 28.4%, or $1.9 million, when compared to the same period of 2002, mainly due to the inclusion of the acquired companies. Base operating expenses increased by 6.6%, or $0.4 million.

Selling, general and administrative expenses from base operations from the three months ended September 30, 2003 increased 8.5% when compared to the same period in 2002, due to the implementation of the Company’s central procurement policy regarding certain overhead items.

Depreciation of fixed assets from base operations for the three months ended September 30, 2003 increased 7.7% when compared to the same period in 2002, mainly due to fleet rotation.

Total provisions for doubtful debts, during the three months ended September 30, 2003, decreased by 77.9%, or $205,000, and for base operations the decrease was 64.6%, or $170,000.

Operating Income

Total operating income for the three months ended September 30, 2003 increased 179.1%, or $3.2 million, as compared to the same period of 2002, while base operating income from continuing operations during such a period increased 139.9%, or $2.5 million, as compared to the same period of 2002. This increase is due to the Company’s commitment to containing operating expense growth to less than the growth in gross profit. When expressed as a percentage of sales, operating income from base operations for the three months ended September 30, 2003 rose to 4.9% compared to 2.7% for the three months ended September 30, 2002.

Net Interest Expense

Total net interest expense for the three months ended September 30, 2003 decreased 28.2%, or $98,000, as compared to the same period of 2002 and net interest expense from base operations during such a period decreased 42.7%, as compared to the same period of 2002. Total net interest cover has increased from 5.1 for the three months ended September 30, 2002, to 19.1 times for the same period in 2003. Between April and September, the Company received net proceeds of $19.3 million from the private placement of 1,350,000 of its shares of common stock. These proceeds have been partially used to repay long-term bank debt of approximately $11.0 million.

Net Gains / Losses from Foreign Currency

The net impact of foreign currency transactions have changed from losses of $140,000 for the three months ended September 30, 2002 to a net gain of $4,000 for the same period in 2003. This is mainly because in November 2002 the company migrated substantially all of its U.S. Dollar and EUR debt into Polish zloty denominated debt. The gains achieved in 2003 are mainly from management of working capital in the light of a strengthening Polish zloty.

Income Tax

Total taxation for the three months ended September 30, 2003 increased 258.9%, or $0.7 million to $1.0 million as compared to the same period in 2002. This increase is due to an increase in total profit before tax for the three months ended September 30, 2003 of $3.3 million, or 255.4%, as compared to the same period of 2002.

Net Income

As a result of the factors noted above, total net income for the three months ended September 30, 2003 increased 254.4%, or $2.6 million as compared to the same period of 2002 and net income from base operations increased 205.5%, or $2.1 million. When expressed as a percentage of sales, for the three months ended September 30, 2002, net income was 1.5% of sales where as for the three months ended September 30, 2003, net income was 3.4% of sales (base operations were 3.6%).

Statement of Liquidity and Capital Resources

The Company’s net cash balance increased by $6.1 million in the first nine months of 2003 compared to an increase of $0.1 million in the corresponding period of 2002.

The net cash provided by operating activities for the nine months ended September 30, 2003, was $5.1 million and in the same period of 2002, operating cash flow was $9.9 million. It must be borne in mind that the changes in excise tax, which took effect on October 1, 2002, had an impact on our cash balances as the supply chain de-stocked. Cash earnings for 2003 were $10.8 million (2002 = $5.8 million) and cash absorbed in working capital management was $5.7million (2002 generated $4.2 million)

The investing activities amount to $3.8 million in the 2003 and are primarily due to the acquisitions of Dako-Galant and Panta-Hurt, as well as investment in IT infrastructure and other fixed assets. During the 2002 period, the investing activities amounted to $12.7 million, of which the largest part was the acquisitions of Damianex and AGIS.

Between March 31, 2003, and April 2, 2003 the Company completed a Private Placement of 1,125,000 shares of the Company’s common stock for a price of $15.50 per share. The purchasers also received the right to purchase an additional 225,000 shares of common stock at the same price per share at any time prior to July 28, 2003. As at September 30, 2003, all of the rights had been exercised generating gross proceeds of $3,487,500. The net proceeds were applied to the early repayments of $11 million bank debt and $1.5 million was used in the acquisition of Dako Galant.

Statement on Inflation and Currency Fluctuations

Inflation in Poland is projected at 1.3% for the whole of 2003, compared to 3.2% for 2002. For the first nine months of 2003, the inflation was 0.8%. The share of purchases denominated in non-Polish currency has decreased resulting in lower foreign exchange exposure for purchases. The Zloty has depreciated 3.4% against the U.S. Dollar in the first nine months of 2003.

Seasonality

The Company’s working capital requirements are seasonal, and are normally highest in the months of November and December when sales are highest. Liquidity then normally improves when collections are made on these higher sales during the month of January.

The Company expects to experience some variability in sales and net income on a quarterly basis.

Other Matters

The Company continues to be involved in litigation from time to time in the ordinary course of business. In management’s opinion, the outcome of the litigation in which the Company is currently involved, will not have a material effect on the Company’s financial condition or results of operations.

Changes to Critical Accounting Policies and Estimates

The Company has made no changes to its Critical Accounting Policies described in its Form 10-K for the year ended December 31, 2002.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. As at September 30, 2003, the Company had no indebtedness in currencies other than its functional currency, the Polish Zloty. Our commercial foreign exchange exposure mainly arises from the purchase of imported alcoholic beverages in currencies other than our functional currency of the Polish zloty. Thus, accounts payable for imported beverages are billed in various currencies and the Company is subject to short-term changes in the currency markets for product purchases. The Company also operates a bonded warehouse where the inventory acquired from foreign suppliers is recorded in its source currency. Thus, any currency movement in trade payables resulting from either a strengthening or weakening of the Polish zloty against a foreign supplier’s currency is partially compensated for by an opposite movement relating to inventories recorded in the imported currency.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited)

ITEM 4: CEO and CFO Certifications. Attached as exhibits to this quarterly report are the certifications of the CEO and the CFO required by Rules 13a-15(e) and 15d-15(e) the Securities Exchange Act of 1934 (the “Certifications”). This section of the quarterly report contains the information concerning the evaluation of Disclosure Controls and changes to Internal Controls over Financial Reporting referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

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

-provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statement in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

-provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

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

Changes to Internal Controls over Financial Reporting. In accordance with the SEC’s requirements, the CEO and the CFO note that, during the quarter ended September 30, 2003, there have been no significant changes in Internal Controls over Financial Reporting or in other factors that have affected or are reasonably likely to materially affect Internal Controls over Financial Reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions regarding Disclosure Controls. Based upon the required evaluation of Disclosure Controls, the CEO and CFO have concluded, as of September 30, 2003, that, subject to the limitations noted above, the Company’s Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited)

PART II. OTHER INFORMATION

ITEM 2.	Changes in Securities and Use of Proceeds

(a)	On March 31, 2003 and April 2, 2003, the Company completed a private placement of 1,125,000 shares of its common stock at a purchase price of $15.50 per share to five institutional accredited investors for gross proceeds of $17,437,500. The purchasers also received the right to purchase an additional 225,000 shares of common stock at the same price per share at any time prior to July 28, 2003. During the third quarter of 2003, rights to purchase 141,750 shares of common stock available from the 225,000 additional shares were exercised, and the Company received net proceeds of $2,065,297.50 as a result of such exercise.

Banc of America Securities LLC served as placement agent for the transaction and received a fee of 6.0% of the gross proceeds of both the initial sale and the additional rights exercise.

These securities were issued in reliance on the exemptions provided by Regulation D.

The number of shares issued in the private placement and the per share price have been adjusted to give effect to the 3 for 2 stock split of June 2, 2003.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit

Exhibit Number	Exhibit Description

2.6	Share Sale Agreement dated September 5, 2003 between the Company, Carey Agri. International Poland Sp. z o.o. and the sellers relating to the acquisition of Panta Hurt Sp. z o.o.

3.1	Certificate of Incorporation (Filed as Exhibit 3.1 to Registration Statement of Form SB-2, File No. 333-42387, filed with the Commission on December 17, 1997 (the “1997 Registration Statement”) and incorporated herein by reference.)

3.2	Bylaws (Filed as Exhibit 3.2 to the 1997 Registration Statement and incorporated herein by reference.)

31.1	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the quarter ended September 30, 2003, the Company filed the following reports on Form 8-K:

(i)	August 4, 2003—Reporting under Item 9, the announcement of the Company’s preliminary second quarter results and filing the associated press release. Because of the delay in integrating Item 12 into the EDGAR system, this information was filed under Item 9 rather than Item 12 in accordance with SEC Release 33-8216.

(ii)	September 10, 2003—Reporting under Item 5 the completion of its ninth strategic acquisition and the increase in the previously projected fiscal 2003 fully diluted earnings per share guidance and filing the associated press release under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION (registrant)

Date: November 14, 2003	By:	/s/ WILLIAM V. CAREY

William V. Carey President and Chief Executive Officer

Date: November 14, 2003	By:	/s/ NEIL A.M. CROOK

Neil A.M. Crook Chief Financial Officer