Form 10-K
period 2003-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2004-03-15
CIK 1046880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-24341

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	54-1865271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1343 Main Street, Suite 301, Sarasota Florida	34236
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (941) 330-1558

Securities registered pursuant to Section 12(b) of the Act:

Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock on the NASDAQ National Stock Market) on March 11, 2004 was $283,446,016.*

As of March 11, 2004, the registrant had 10,798,429 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of stockholders to be held on May 3, 2004 are incorporated by reference into Part III.

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

The Company is one of the leading importers and distributors of alcoholic beverages in Poland. The Company operates the largest nationwide next-day alcoholic beverage delivery service in Poland through its nine distribution centers and 58 satellite branches located in Poland’s principal cities, including Warsaw, the Company’s central headquarters. The Company currently distributes approximately 850 brands in five categories: beer, spirits, wine, soft drinks and cigars. The Company is the exclusive importer and distributor in Poland for 15 international beers, including Guinness, Corona, Foster’s, Beck’s Pilsner, Bitburger and Budweiser Budvar. The Company is also one of the leading distributors of locally produced beers, distributing over 25 brands in selected regions. The Company currently distributes approximately 300 spirit products, including leading international brands of scotch, single malt and other whiskeys, rums, bourbons, Polish vodkas, tequilas, gins, brandy, cognacs, vermouths and specialty liquors, such as Johnnie Walker, Smirnoff, Absolut, Finlandia, Bacardi and Ballantines. In addition, the Company is the exclusive importer and distributor in Poland for approximately 380 wine brands, including B.Ph. de Rothschild, Torres, Bolla, Concha y Toro, Penfolds, Sutter Home, Georges Duboeuf, Mondavi, Veuve Clicquot and Codorniu. In addition to its distribution agreements with various alcoholic beverage suppliers, the Company is the exclusive importer in Poland for Dunhill Cigars, General Cigar products and Evian water.

The Company distributes its products throughout Poland to approximately 31,000 outlets, including off-trade establishments, such as small businesses, medium-size retail outlets, petrol stations, duty free stores, supermarkets and hypermarkets, and on-trade locations, such as bars, nightclubs, hotels and restaurants, where such products are consumed.

Industry Overview

Consumption. In 2003, Poland was the fourth largest consumer of vodka in the world according to Company estimates. The total retail market for alcoholic beverage products in Poland was approximately $4.0 billion in 2003. Traditionally, the population of Poland has primarily consumed domestic vodka, but in recent years there has been a continuing shift in the consumption habits from vodka to other types of alcohol, many of which are imported, such as beers, wines and spirits. The Company believes that in recent years the shift in consumption habits is a result of:

•	stabilization of the Polish economy, including increased wages, as well as a decrease in the rate of inflation from 13% in 1997 to 1.7% in 2003;

•	an increase in tourism, which has created a demand for imported products;

•	an increase in multinational firms doing business in Poland, which has brought both capital into the country and new potential customers for the Company’s products; and

•	increased availability and decreased real prices for imported products, especially after the Excise Tax reduction which took effect October 1, 2002.

Distribution. The market for the distribution of alcoholic beverages in Poland remains highly fragmented. There are numerous alcohol distributors spread throughout the country, mainly delivering a range of beers, wines and spirits. Furthermore, distributors have been located regionally, rather than nationally, due to the difficulties in establishing a nationwide distribution system, including the capital required to set up such a system, and an extremely poor road infrastructure. Distributors of alcoholic beverages deliver to both off-trade sites and on-trade sites. Off-trade sites include Polish-owned and managed businesses, such as small grocery stores, as well as major chain stores. On-trade sites include bars, nightclubs, hotels and restaurants. There has been a trend to consolidate many off-trade sites, which are classified as “mom and pop” stores, as well as a trend toward expanding major chain stores. This consolidation of chain stores is also apparent in the rapid expansion of petrol stations, which are owned and operated by major international companies, such as Shell, BP and Statoil. Many of these petrol stations contain convenience stores, which sell all types of alcoholic beverages and in many areas serve as local convenience/liquor stores. The Company believes that it continues to be well-positioned to take advantage of both these trends in consumption and distribution.

Business Strategy

Expand Distribution Base. The Company plans to continue increasing its distribution capacity by expanding the number of its regional offices in Poland through the acquisition of existing wholesalers and expanding its own branch network, particularly in areas where the Company does not distribute directly or does not have a leading position in the region. The Company seeks to acquire successful wholesalers, which are primarily involved in the vodka distribution business and are among the leading wholesalers in their region. The Company would then add its higher margin imported brands to complement and enhance the existing product portfolio and margin of the acquired company. This strategy not only permits the Company to add geographic coverage and to increase its customer base, but also increases the Company’s leverage with its supply partners and its retail client base. The distribution base will also continue to increase through organic growth. The Company expects 7% to 8% organic sales growth in 2004. As a result of the successful implementation of this strategy over the last six years, the Company has increased its customer base from 7,500 in 1998 to approximately 31,000 in 2003.

In implementing this strategy, the Company completed its eighth, ninth and tenth acquisitions in 2003. On April 16, 2003, the Company acquired Dako Galant, which is located in the northwest of Poland. The Company acquired Panta Hurt, another distributor of alcoholic beverages, on September 5, 2003. The third acquisition occurred when the Company acquired Multi-Ex in November 2003. All three of the 2003 acquisitions continued to strengthen the Company’s position as the largest distributor of domestic vodka in Poland with a market share estimated by the Company of approximately 30%.

This strategy of acquiring dominant regional distributors in Poland has and is expected to continue to increase our buying and selling leverage in the market, as well as increase the amount of sales of the Company’s imported goods, which have higher margins, into distribution channels that were not previously serviced. The Company’s buying leverage with suppliers combined with its selling leverage to retail have and are expected to continue to contribute to improving its operating profit. The Company’s goal is to achieve approximately 40% market share in spirits over the next 12 to 18 months.

Increase Product Offerings. The Company’s strategy to attract new products to put through its next-day national distribution system is a key focus. Management focuses on products that fit its distribution model of higher value/margin products that would also add value to its current product mix. The Company is also interested in non-alcoholic products such as energy drinks and imported waters that remain growth opportunities in Poland.

Consolidation of Existing Offices/Warehouses. The Company is committed to consolidating the 58 satellite branches it currently operates in Poland. With ten acquisitions in the last five years, the Company believes it can consolidate certain smaller branches into larger branches without losing profitability. The Company estimates that it will consolidate approximately five to ten smaller branches into larger branches in 2004. It is expected that this consolidation would result in improved cash flow as inventory days are reduced and have minimal impact on the profit and loss as the Company expects to keep most of the sales revenue from the consolidation.

History

CEDC’s subsidiary Carey Agri was incorporated as a limited liability company in July 1990 in Poland. It was founded by William O. Carey, who died in early 1997, Jeffrey Peterson (who served as the Company’s Vice Chairman until February 2004) and William V. Carey, President and Chief Executive Officer of CEDC. In February 1991, Carey Agri was granted its first import beer license with which it started to import various beers, including Foster’s lager, Grolsch and products from Anheuser Busch, which it sold to wholesalers. With these beverages, Carey Agri sought to offer more products for which it had an exclusive import license and to market and to sell these products to the segment of the Polish population who were benefiting from the country’s market transformation. Because of Carey Agri’s initial success with Foster’s lager, for which it still holds the exclusive import license for Poland, it quickly diversified in 1992 by importing other quality brand beers from Europe and the United States. Sales during this period were typically in high volume consignments to other wholesalers.

In 1993, with the acceleration of the opening of retail outlets in Poland, Carey Agri began to implement a direct delivery system in Warsaw, which could deliver alcoholic beverages to retail outlets on a reliable next-day basis. Carey Agri leased a warehouse, purchased trucks and hired and trained operational personnel and began to sell directly to convenience shops, small grocery stores and newly opened pubs. Because of this business experience, Carey Agri was prepared to take advantage of the opportunity to expand its import and delivery capacity in Warsaw when large foreign-owned supermarket chains began operations in 1993, creating a significant increase in the demand for the Company’s product line. The Warsaw model of desirable product lines and dependable prompt delivery of product was replicated by the Company in Krakow (1993), Wroclaw (1994), Szczecin (1994), Gdynia (1994), Katowice (1995), Torun (1995) and Poznan (1996).

CEDC was incorporated in Delaware in 1997. In July 1998, the Company issued 2,000,000 shares of its common stock in an initial public offering on the Nasdaq SmallCap Market raising net proceeds of approximately $10.6 million. In June 1999, the Company was accepted onto the Nasdaq National Market where it trades under the symbol “CEDC”.

The Company currently offers approximately 850 brands of beverages in five categories: (i) beers; (ii) spirits; (iii) wines; (iv) soft drinks and (v) cigars. The sales mix is outlined in the table below:

	2001	2002	2003
Imported beer	4.1%	3.5%	1.6%
Imported spirits	3.0	2.5	1.5
Imported wines	3.5	3.2	3.2
Domestic Vodka	74.9	68.0	70.7
Domestic beer	1.2	8.0	10.2
Domestic spirits	7.2	6.5	4.9
Domestic wines	4.4	6.3	6.2
Other products	1.7	2.0	1.7

Total	100%	100%	100%

Beer

The Company distributes imported beer through each of its regional offices. Budweiser Budvar, Guinness, Corona, Foster’s Lager, Kilkenny, Beck’s Pilsner, Bitburger, Franziskaner, Labatts Ice, Amsterdam, Kostrizer, Grolsch, Leffe, Hoegaarden and Stella Artois are distributed and marketed throughout Poland on an exclusive basis.

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

In the last year, the Company has increased the amount of Polish beer that it distributes. This decision to increase its distribution of Polish beer resulted from the nature of the market place in a few select regions of Poland where the Company has enjoyed and continues to enjoy a strong competitive advantage. As a result of the requests from the Company’s client base in these areas and as a way of protecting market share, the Company offers Polish beer. The Company has no immediate plans to increase its distribution of Polish beer on a national scale, but it will increase its distribution of Polish beer in those strategic areas where the Company decides it is prudent.

Polish Vodka

The Company purchases all of its domestic vodka products from 14 local distilleries and carries approximately 127 different brands. Some of the leading domestic vodka brands the company distributes include the following:

Wyborowa	Absolwent
Bols	Zubrówka
Luksusowa	Smirnoff
Belvedere	Soplica
Sobieski	Zoladkowa Gorzka

The Company’s agreements with various state-owned Polish vodka producers may be terminated by either party without cause with one months prior written notice. The contracts are generally for one year with an automatic extension clause, which has been standard practice within the industry for the past 11 years. To date, the Company has never had a distribution contract terminated by any of the local vodka producers. The Company has no obligation to perform any marketing activities with or on behalf of any local vodka producer.

In 2003, over 5% of the Company’s net sales resulted from sales of products purchased from the following companies: Polmos Bialystok (17%), Sobieski Distribution (14%), Unicom Bols Group (13%) and Polmos Zielona Gora (6%).

Imported Spirits

The Company distributes all its imported spirit products through each of its offices, mostly on a non-exclusive basis. Some of the better known spirit products sold by the Company include the following (the Company is the exclusive importer of the products denoted by an * below):

Scotch Whisky:	Johnnie Walker Black, Blue,	Dewars
	Gold and Red Labels	The Dimple
	Ballantines Finest	Chivas Regal
	Ballantines Gold Seal	Teacher’s Highland Cream
	Grants	Passport

Single Malt Whisky:	Cragganmore	Glenkinche
	Caol Ila	Glen Ord

Rum:	Bacardi Light and Black	Malibu
	Captain Morgan	Havanna Club

Bourbon:	Jack Daniel’s Tennessee Whiskey	Wild Turkey
Jim Beam

Imported Vodkas:	Smirnoff Black	Absolut Range
Finlandia Range

Tequila:	Jose Cuervo*	Sierra*
	Olmeca	Sauza

Gins:	Gordon’s London Dry	Beefeater
	Finsbury *	Bombay

Brandy:	Metaxa	Stock*
	Raynal*	Torres*

Cognacs:	Remy Martin	Camus *
	Hennessy	Courvoisier
	Martell	Otard

Vermouths:	Stock Blanco, Rosa and	Cinzano Blanco, Rosso, Rose,
	Extra Dry* and Martini Bianco,	Extra Dry, Americano and Orancio
Rosso, Rose, Extra Dry

Specialty Spirits:	Bailey’s Irish Cream	Carolan’s Irish Cream
	Kahlua Coffee Liqueur	Grand Marnier
	Bols Liquors / De Kuyper	Manderine Napoleon*
	Jagermeister	Sambuca*
	Whiskcream*	Cana Rio *
	Grappa*	Amaretto*
	Ouza*	Ecclisse*
	Sheridans	Campari

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

Wine

The Company represents approximately 55 wine suppliers and imports and distributes approximately 380 products through each of its offices on an exclusive basis. The wine importing company in the CEDC group is The Cellars of Fine Wines (“PWW”), which works directly with the suppliers listed below. Additionally, the Company distributes other various sparkling wines, vermouths and champagnes on a non-exclusive basis, including Moet & Chandon, Dom Perignon, Piper Heidseck, Martini and Cinzano.

List of Exclusive Brands by Supplier

French Wines	Spanish Wines	Italian Wines

Veuve Clicquot Ponsardin	M. Torres	Castello Banfi
Krug	Jean Leon	Frescobaldi
B.Ph. de Rothschild	Bodegas Bebidas	Cecchi
Kressmann	Marques de Vittoria	Luce della Vite
Borie Manoux	Faustino	Marchesi di Barolo
Andre Lurton	Bodegas Victorianas	Villadoria
De Ladoucette	Codorniu	Santa Margherita
J. Moreau & Fils	Felix Solis	Bolla
Domaine Laroche		Coltiva
Georges Duboeuf
Faiveley
Leon Beyer
M. Chapoutier
Ogier
CFGV

Californian Wines	Chilean Wines	Australian Wines

Robert Mondavi	Concha y Toro	Penfolds
Trinchero Estates	Torres Chile	Seppelt
Marimar Torres
Sutter Home
Opus One
Francis Coppola

Other Wines	Champagnes	South African Wines
Lenz Mozer (Austrian)	Veuve Clicquot	Winecorp
Morhena (German)	Krug
Boutari (Greek)
Sogrape (Portugal)
Forrester (Portugal)

New Zealand Wines

Jackson Estate

The Company has been co-operating with the same suppliers for four years and has either verbal or written contracts. Where a written contract is in place, it is usually valid for between one and three years with a three to six month termination clause exercisable by either party. With selected contracts, the Company also shares in the local marketing costs on either a defined amount or revenue percentage basis. Where a label does not have sufficient demand, the Company will consolidate shipments abroad before receiving the goods into Poland where they are stored in the Company’s bonded warehouse until cleared by customs for sale.

Sales Organization

The Company employs approximately 310 salespeople who are assigned to one of its nine distribution centers and 58 satellite branches. Each distribution center and satellite branch has a sales manager, who meets with the salespeople on a twice weekly basis to review products and payments before the salespeople begin calling on customers. The sales force at each office is typically divided into two categories: traditional trade and key accounts. Salespeople work on a daily pre-order system, which is routed by region and take the sales force on approximately 20 calls per day. At the end of their day, they return to the office or telephone in their orders, which are processed and dispatched the next morning. The sales force work exclusively on a commission basis and are supplied with a company car and a mobile phone.

Approved travel expenses are covered by the Company. The Company conducts periodic training to improve the salesmen’s knowledge of the Company’s products as well as improve the sales force’s skills.

Marketing

The Company has its own marketing department, which consists of ten people, including six brand managers, who manage the marketing support of the brands the Company imports exclusively into Poland. The Company manages a combined marketing budget for all exclusive brands of approximately $2 million, of which the Company contributes up to 50% of the total budget. The brand owners contribute the remaining part. The Company is responsible for all of the marketing efforts within Poland from point-of-sale production, below-the-line promotions, print work and public relation events, as well as overseeing the draft beer operations throughout Poland.

Distribution System

The Company’s headquarters are located in Warsaw, the capital of Poland. There are another eight distribution centers and 58 satellite branches spread across Poland.

In October 2000, the Company moved into a new distribution facility in Warsaw. The facility is approximately 9,765 square meters of warehouse (including bonded warehouse) and 2,230 square meters of office space currently used for the headquarters. Management believes the warehouse facility has enough space to permit the Company to expand for the next three to five years without any further major investment.

The Company has developed its own de-centralized, national, next-day distribution system for its alcoholic beverage products, and has the ability to leverage its distribution capacity to include other products that meet its product guidelines as regards to incremental gross margin and operating profit. For imported products, the distribution network begins with a central bonded warehouse in Warsaw. Products can remain in this warehouse without customs and other duties being paid until the product is needed for sale. At such point, the product is transferred to the Company’s consolidation warehouse at the same location and shipped directly to one of the eight regional office/warehouse facilities connected to each of the Company’s sales locations outside of Warsaw. Based on current sales projections, the regional distribution centers and satellite branches are provided with deliveries on a weekly or bi-weekly basis so that they are able to respond to their customers’ needs on a next-day basis. Because of the poor road infrastructure in Poland, the Company currently operates through nine distribution centers and 58 satellite branches. The Company expects to merge five to ten of the satellite branches during 2004, as there is current overlap with recently acquired companies.

For products the Company buys in Poland, the distribution chain begins with the importer/producer who ships product directly to each warehouse in Poland at the importer/producer’s cost. Once the product is entered into the branch inventory, it can be sold and delivered to customers within 24 hours.

Except at peak periods during the summer holidays and other peak times such as Christmas, all deliveries are made by Company-trained employees using Company-owned or leased vehicles. During busy periods, the Company uses independent contractors to supplement its own fleet. These contractors are usually small family-run businesses with which the Company has had relationships for several years. The Company has over 280 delivery trucks it uses for its direct deliveries in Poland. The Company replaces its fleet every three to five years, which is an ongoing process handled by its fleet management department.

Market for Product Line

In 2003, approximately 94% of the Company’s total sales were through off-trade locations (including 12% through other wholesalers), where the alcoholic beverages are not consumed, and 6% through on-trade locations, where the alcoholic beverages are consumed. A breakdown by value of the off-trade and on-trade is provided below.

Off-trade Locations
Supermarket and locally-owned shops	64%
Wholesalers	12
Hypermarkets	10
Gas Stations	8
On-trade Locations	6

Total	100%

Off-Trade Market

There are two components of the Company’s sales to locations where alcoholic beverages are not consumed on premises. The most significant are small, usually Polish-owned and managed businesses, including small grocery stores. At December 31, 2003, the Company sold products to approximately 19,840 such business outlets, which typically stock and sell relatively few alcoholic beverage products and wish to have access to the most popular selling brands. The other components of the off-trade business are large supermarket chains, which are typically non-Polish-owned, as well as smaller multi-store retail outlets operated by major Western energy companies in connection with the sale of gasoline products. The large supermarket chains typically offer a wide selection of alcohol products, while the smaller retail outlets offer a more limited selection.

The Company also sells products throughout Poland through other wholesalers. There are a few written agreements with these wholesalers as this distribution channel is going through a major consolidation and the Company’s strategy is to go direct to retail bypassing this distribution channel.

On-Trade Market

There are three components to the Company’s sales to locations where alcoholic beverages are consumed: (i) bars and nightclubs; (ii) hotels and (iii) restaurants. Bars and nightclubs are usually locally managed businesses, although they may be owned and operated in major cities by a non-Polish national. Hotels include worldwide chains such as Marriott, Sheraton, Holiday Inn, Hyatt and Radisson, as well as the major Polish chain, Orbis. Restaurants are typically up-scale and located in major urban areas.

Financial Information about Geographic Access

During each of the last three years, all of the Company’s revenue has been derived from customers in Poland, where all of the Company’s customers are located, and all of the Company’s long-lived assets are located in Poland.

Control of Bad Debts

The Company believes that its close monitoring of customer accounts both at the relevant regional office and from Warsaw has contributed to its success in maintaining a low ratio of bad debts to net sales. During 2001, 2002 and 2003, bad debt expense as a percentage of net sales, were approximately 0.39%, 0.49% and 0.14% of net sales. Management believes the ongoing enhancement of computer systems for interoffice financial and administrative controls will assist in maintaining a low ratio of bad debts to net sales as the Company continues to expand. A more detailed explanation of the bad debts provision is available in “Management’s Discussion and Analysis and Financial Condition and Results of Operation.”

Competition

The Company, as an early entrant in the post-Communist market in Poland, has over 11 years of experience in introducing, developing and refining sales, marketing and customer service practices in the diverse and rapidly developing Polish economy. The Company believes this experience gives it a competitive advantage in the alcoholic beverage distribution business. The Company believes that it is currently the only independent national distributor of an extensive and diversified alcoholic beverage line in Poland.

The Company competes with various regional distributors in all of its distribution centers and satellite branches. This competition is particularly vigorous with respect to domestic vodka brands. One of the largest, foreign-owned chain stores also sells to smaller retailers. The Company addresses this regional competition, in part, through offering to customers in the region a single source supply of more products than its regional competitors typically offer and the Company is able to leverage its market share to be price competitive while still maintaining its margins.

The brands of beers, wines and spirits distributed by the Company compete with other brands in each category, including some the Company itself distributes. The Company expects to see increased competition from Heineken, SAB and Carlsberg in the import beer sector while the Company believes that the import wine and import spirit categories will remain less competitive.

Employees

The Company had approximately 1,905 full-time employees as of December 31, 2003. Substantially all employees were employed in Poland and have agreements with the Company. The Polish Labor Code requires that certain benefits be provided to employees, such as the length of vacation time and maternity leave and a bonus paid upon retirement based upon years worked in the firm. This law also restricts the discretion of the Company’s management to terminate employees without cause and requires in most instances a severance payment of one to three months’ salary. The Company makes required monthly payments up to 19.83% of an employee’s salary to the governmental health and pension system. The Company’s employees are not unionized. The Company believes that its relations with its employees are good. The Company also grants other health benefits to selected key management personnel.

Regulation

The Company’s business of importing and distributing alcoholic beverages is subject to extensive regulation. The Company believes it is operating with all licenses and permits material to its business. The Company is not subject to any proceedings calling into question its operation in compliance with any licensing and permit requirements.

Import of Products

Import License

Import permits must be obtained for specific consignments of alcoholic beverages to be imported under the import license, as well as under customs quotas. See “— Customs Duties and Quotas.” The Company must obtain such permits for all its imported alcoholic beverages except for beer and wine. The application for a permit is usually made when products are ordered and must specify the customs code of the group of products, the quantity of products and the source country of the products. Permits are issued for four months, and the Company must demonstrate to appropriate officials that each consignment it imports is covered by a permit. Similar permits must be obtained for the importation of cigars.

Approval of Health Authorities

Local health authorities at the place of import must also be notified of all consumption goods being imported into Poland. This notification is typically given when a particular shipment of products arrives in Poland. In general, this notice permits the applicable health authorities to determine that no product is entering the Polish market without having been previously approved for sale in Poland. See “— Wholesale Activities — General Norms.”

Wholesale Activities

The Company must have additional permits from the Minister of Economy and appropriate health authorities to operate its wholesale distribution business. Furthermore, it must comply with rules of general applicability with regard to packaging, labeling and transporting products.

General Permits

The Company is required to have permits for the wholesale trade for three of its product lines — beer, wine and spirits. The permit with regard to beer is issued for two years and the current permit will expire on March 28, 2005. The permit with regard to spirits is issued for one year and the current permit will expire on December 31, 2004. The permit for wine is issued for two years and the current permit will expire on March 28, 2005. One of the conditions of these permits is that the Company sells its products only to those who have appropriate permits to resell the products. A permit can be revoked or not renewed if the Company fails to observe laws applicable to its business as an alcohol wholesaler, fails to follow the requirements of a permit or if it introduces into the Polish market alcohol products that have not been approved for trade. The Company also obtained separate permits for each of its subsidiaries. The Company has never been denied any general permits and expects to receive these permits in due course.

Health Requirements

The Company must obtain the approval of the local health authorities to open and operate its warehouses. This approval is the basis for obtaining the permit for wholesale activities. The health authorities are primarily concerned with sanitation and proper storage of alcoholic beverages, as well as cigars. These authorities can monitor the Company’s compliance with health regulations. Similar regulations apply to the transport of alcoholic beverages and cigars, and the drivers of such transports must themselves submit health records to the appropriate authorities.

General Norms

The Company must comply with a set of rules, usually referred to generally as “Polish Norms,” which constitute legal regulations concerning, as applicable to the Company, standards according to which alcoholic beverages and cigars are packaged, stored, labeled and transported. These norms are established by the Polish Normalization Committee. In the case of alcoholic beverages, the committee is composed of academics working with relevant government ministries and agencies as well as experienced businessmen working in the alcoholic beverage industry. The Company received a certificate after an inspection by the Central Standardization Institute, which is part of the Ministry of Agriculture, indicating its compliance with applicable norms as of the date thereof. Such certification is needed to import alcoholic beverages. Compliance with these norms is also confirmed by health authorities when particular shipments of alcoholic beverages arrive in Poland. The Company is in compliance with the statutes of the Polish norms outlined above. See “— Import of Products — Approval of Health Authorities.”

Customs Warehouse

Since the Company operates a customs warehouse, further regulations apply, and a permit from the Director of the Regional Customs Office and the approval of health authorities were required to open and operate the customs warehouse. The applicable health concerns are the same as those discussed under “Wholesale Activities” with regard to non-custom warehouses. The Company received its most current permit on December 28, 1998, which is for an unspecified period of time. The continued effectiveness of the permit is conditioned on the Company’s complying with the requirements of the permit which are, in general, the proper payment of customs duties and maintenance of an insurance policy.

Customs Duties and Quotas

As a general rule, the import of alcoholic beverages and cigars into Poland is subject to customs duties and the rates of the duties are set by the Polish government acting through the Council of Ministers for particular types of products. In the Company’s case, the duties vary by product lines. Currently, the customs duty for beer is 6% for beer produced within the European Community, 30% for beer produced outside of the European Community and 21% for beer produced within CEFTA (Central European Fair Trade Agreement) countries. The current customs duty for wine is 20% for wine produced within the European Community, 30% for wine produced outside the European Community and 15% for wine produced within CEFTA countries. For imported spirits, the customs duties range from 75% to 105% irrespective of country of origin. However, as Poland is scheduled to join the European Union (EU) as of May 1,

2004, the customs duties are scheduled to go to zero at that time for all EU-sourced products whereas for all products sourced outside the EU, duties will either go to zero or will be substantially reduced to be in line with existing signed agreements between the EU and the countries from which products are sourced.

Customs quotas for alcoholic beverages, as well as for cigars, are fixed annually, with the current quotas being applicable through December 31, 2004. There are no public guidelines on how the Minister of Economy has determined the current quotas or may determine future quotas. However, since January 2002, there have been no customs quotas for alcoholic beverages and cigars produced within the European Community, which represents approximately 80% of the Company’s import business, other than special quotas which have been granted for a limited number of EU-sourced spirits and wine, which have had previous tariffs reduced by 20%.

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

According to the new regulations, above-the-line activities for beer are allowed but are limited to the following: billboard advertising only if 20% of the surface of the billboard is dedicated to health warnings concerning alcohol consumption, advertising in the press is limited to the inside of a publication (no front or back cover advertising is allowed), television advertising is only allowed between the hours of 8:00 p.m. and 6:00 a.m. and no advertising can be associated with sexual attractiveness, relaxation, health, sport or incorporate children in any way in the advertisement. No other above-the-line activities for other alcoholic beverages are allowed at all.

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

Regulation of Retail Sales

The Company operates four retail outlets for alcoholic beverages under the name “Fine Wine and Spirits”. Under Polish law, each of these outlets must have a retail permit to sell alcoholic beverages to potential clients. The length of such permits varies from one to three years and is renewable. Also, each new store needs to acquire a certificate from the local health authorities to sell its products. The Company, to obtain the above permits, must first have a lease agreement with the owner of the building. Furthermore, for each lease agreement, the Company requires a long term notice period in order to safeguard its investments. All present retail outlets operate with valid retail licenses, which can be renewed at the expiration date.

Available Information

The Company maintains an Internet website at http://www.ced-c.com. Please note that our Internet address is included in this annual report as an inactive textual reference only. The information contained on our website is not incorporated by reference into this annual report and should not be considered part of this report.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports and most of our other SEC filings available free of charge through our Internet website as soon as reasonably practicable after we electronically file these materials with the SEC. These filings are also available to the public over the Internet at the SEC’s website at http://www.sec.gov. In addition, we provide paper copies of our SEC filings free of charge upon request.

We have adopted a Code of Ethics applicable to all of our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer (who is also our Principal Accounting Officer). The Code of Ethics is publicly available on our website at http://www.ced-c.com. We intend to disclose any amendment to, or waiver from, any provision in our Code of Ethics that applies to our Chief Executive Officer and Chief Financial Officer by posting such information on our website at http://www.ced-c.com.

Risks Factors

The inability to adequately manage exchange-rate risk could affect our financial results and management’s ability to make financial projections.

The Company’s operations are conducted primarily in Poland. Our functional currency is the Polish zloty while our reporting currency is the U.S. dollar. The Company’s financial instruments consist mainly of cash and cash equivalents, accounts payable and receivable, inventories, bank loans, overdraft facilities and long-term debt. All of the monetary assets represented by these financial instruments are located in Poland; consequently, they are subject to currency translation risk when reporting in U.S. dollars.

If the U.S. dollar increases in value against the Polish zloty, the value in U.S. dollars of assets, liabilities, revenues and expenses originally recorded in the Polish zloty will decrease. Conversely, if the U.S. dollar decreases in value against the Polish zloty, the value in U.S. dollars of assets, liabilities, revenues and expenses originally recorded in Polish zloty will increase. Thus, increases and decreases in the value of the U.S. dollar can have an impact on the value in U.S. dollars of our non-U.S. dollar assets, liabilities, revenues and expenses, even if the value of these items has not changed in their original currency.

The following table sets forth, for the periods indicated, the average exchange rate (expressed in current zloty) quoted by the National Bank of Poland. Such rates are set forth as zloty per U.S. dollar. At March 11, 2004, the rate was PLN 3.91 = $1.00.

	Year ended December 31,
	2000	2001	2002	2003
Exchange rate at end of period	4.15	3.99	3.84	3.74
Average exchange rate during period (1)	4.30	4.08	4.02	3.89
Highest exchange rate during period	4.71	4.50	4.26	4.09
Lowest exchange rate during period	4.04	3.94	3.84	3.67

(1)	The average of the exchange rates on the last day of each quarter during the applicable period.

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

We distribute approximately 93% of the alcoholic beverages in our portfolio on a non-exclusive basis. Furthermore, most of our distribution agreements for these beverages have a term of approximately one year, although several of such agreements can be terminated by one party without cause on relatively short notice. For example, the distribution agreements with respect to domestic vodka (which accounted for approximately 71% of our net sales in 2003) can be terminated on one month notice. Any termination of a significant number of our supply contracts would adversely affect our ability to generate revenue and operating profits.

In 2003, we purchased over 5% of net sales from the following suppliers: Polmos Bialystok (17%), Sobieski Distribution (14%), Unicom Bols Group (13%) and Polmos Zielona Gora (6%). We have one-year supply contracts with each of these companies. The termination of our relationship with any of these entities could have a material adverse effect on our revenue and operating profits.

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

Furthermore, since we have a history of maintaining the operational independence of the companies we acquire, there are risks that our managers of our subsidiaries, who were once the owners of their own companies, will not successfully implement new business strategies and management and cost-control systems. Our senior management team residing in Warsaw may not be able to coordinate the business activities of the group’s various subsidiaries in order to maximize the group’s business potential as a nationwide distribution network.

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

The implementation of anti-monopoly regulations could threaten our basic business strategy of growing through acquisitions once the company reaches approximately a 35% to 40% market share.

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

Poland has undergone significant political and economic change since 1989. Political, economic, social and similar developments in Poland could in the future have a material adverse effect on our business and operations. In particular, changes in laws or regulations (or in the interpretations of existing laws or regulations), whether caused by changes in the government of Poland or otherwise, could materially adversely affect our business and operations. Currently, there are no limitations on the repatriation of profits from Poland, for example, but there is no assurance that foreign exchange control restrictions or similar limitations will not be imposed in the future with regard to repatriation of earnings and investments from Poland. If such exchange control restrictions, or similar limitations are imposed, the ability of CEDC to receive dividends or other payments from its subsidiaries could be reduced, which would reduce our ability to pay dividends.

Emerging economies, such as Poland in which we operate, can be more volatile and perform differently than the United States due to increased risks of adverse political, regulatory or economic developments. The value of our common stock may be adversely affected by developments that would not affect other U.S. issuers without substantial operations in emerging markets.

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

Item 2.	Properties.

Customs and Consolidation Warehouse

The Customs and Consolidation Warehouse is a 9,765 square meter leased facility located in Warsaw. The lease is for seven years commencing May 1, 2003 and the monthly rental, denominated in U.S. dollars, is approximately $54,930 per month as of December 31, 2003.

Sales Offices and Warehouses

The Company has entered into leases for its Warsaw headquarters and most of its eight other distribution centers and 58 regional branches. The amount of office and warehouse space leased for each distribution center and satellite branch varies between 500 and 2,000 square meters depending on the size of the business. The monthly lease payments, which are denominated in Polish zloty, vary between $1,500 and $5,000 for the regional distribution centers and satellite branches and are approximately $96,000 per month in Warsaw ($54,930 for the customs and consolidation warehouse and $41,070 for the office space for Company headquarters). The Warsaw lease is for seven years, commencing May 1, 2003, without termination; most of the other leases can be terminated by either party on approximately three months’ prior notice.

Retail Outlets

The Company has entered into a long term or indefinite term lease agreement for each of its five retail outlets. All the lease agreements can be terminated by mutual consent or by three to six months’ prior notice by either party. The lessor, however, has, in each case, waived its right to terminate the agreement for three years as long as we are performing our obligations thereunder. Lease payments, which are denominated in Polish zloty, currently range from $1,300 to $2,388 per month.

Item 3.	Legal Proceedings.

The Company is involved in litigation from time to time in the ordinary course of business. In management’s opinion, such litigation, individually and in the aggregate, is not material to the Company’s financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

The Company’s Common Stock has been traded on the NASDAQ National Market (the “National Market”) under the symbol “CEDC” since June 1999. Prior thereto it traded on the NASDAQ Small Cap Market since our initial public offering in July 1998. The following table sets forth the high and low bid prices for the Common Stock, as reported on the NASDAQ National Market, for each of the Company’s fiscal quarters in 2002 and 2003. These prices represent inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The prices for 2002 have also been adjusted to reflect the impact of the Stock split in May 2003.

	High	Low
2002
First Quarter	$9.73	$6.34
Second Quarter	12.95	6.34
Third Quarter	12.95	5.33
Fourth Quarter	13.49	5.33

2003
First Quarter	$20.47	$12.20
Second Quarter	24.90	12.58
Third Quarter	27.85	17.67
Fourth Quarter	41.84	26.40

On March 11, 2004, the last reported sales price of the Common Stock was $33.70 per share.

Holders

As of March 11, 2004, there were approximately 4,200 beneficial owners and 62 shareholders of record of Common Stock.

Dividends

CEDC has never declared or paid any dividends on its capital stock. Future dividends will be subject to approval by CEDC’s board of directors and will depend upon, among other things, the results of the Company’s operations, capital requirements, surplus, general financial condition and contractual restrictions and such other factors as the board of directors may deem relevant.

The Company has instituted a policy of having all of its subsidiaries (except Carey Agri) pay dividends to their respective shareholders, either the Company or Carey Agri. The subsidiaries, except for Carey Agri, will distribute 50% of their respective current year after tax profits. Retained earnings prior to January 1, 2001 are not considered distributable. As at December 31, 2003, the Company’s subsidiaries will provide for dividends of approximately $5,395,500 to Carey Agri and the Company. Based upon on the Company’s shareholdings, CEDC will receive $925,900 and Carey Agri $4,469,600.

Theses dividends are being used initially to pay down acquisition debt and to fund the day-to-day operations of the CEDC holding company. At December 31, 2003, the subsidiaries had approximately $31.8 million of retained earnings of which $6.3 million is currently non-distributable.

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

Sales of Unregistered Common Stock in 2003

On March 31, 2003, the Company completed a private placement of 750,000 shares of common stock and additional investment rights to purchase up to an additional 150,000 shares of common stock at a purchase price of $23.25 per share to five institutional accredited investors for gross proceeds of $17,437,500. All of the additional investment rights were exercised during 2003 for additional gross proceeds of $3,487,500. The principal underwriter was Banc of America Securities LLC, which was paid a commission of 6%. The private placement was made to institutional accredited investors in reliance on the exemption from registration provided by Regulation D under the Securities Act of 1933.

On April 1, 2003, the Company issued 25,083 shares of common stock valued at $417,760 to acquire the remaining 3.25% of the voting shares of Onufry S.A which had been completed in October 2002. On April 10, 2003, the Company issued 23,000 shares of common stock valued at $344,200 as part of its earn-out agreement for Astor Sp. z. o.o. which had been initiated in 2001. On May 15, 2003, the Company issued 10,853 shares of common stock valued at $233,094 in connection with its acquisition Dako-Galant S.A. and on December 12, 2003 an additional 9,228 shares of common stock valued at $266,800 were issued as final consideration once certain criteria had been met. On October 3, 2003, the Company issued 29,367 shares of common stock valued at $861,300 as partial consideration for the 100% voting rights of Panta Hurt. On November 24, 2003, the Company issued 25,000 shares of common stock valued at $741,700 as part consideration for acquiring the 100% voting rights to Multi-Ex S.A. These shares were issued pursuant to the exemption from registration provided by Regulation S under the Securities Act. The securities were issued in off-shore private placements in reliance on Regulation S to entities which are not “United States persons” as defined by Regulation S. The stock certificates for all such securities bear a legend indicating that the stock is restricted and may not be sold in the United States without registration or an exemption from such requirements. Further, the holders have agreed to a six-month lock-up period.

Equity Compensation Plans

The following table provided information with respect to our equity compensation plans as of December 31, 2003.

Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	724,650	$22.18	1,203,725
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	724,650	$22.18	1,203,725

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial data for the periods indicated and should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” the consolidated financial statements, the notes thereto and the other financial data contained in Items 7 and 8 of this report on Form 10-K.

Income Statement Data:	Year ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except for per share amounts)

Net sales	$90,240	$131,233	$178,236	$293,965	$429,118
Cost of goods sold	77,471	113,687	154,622	255,078	372,638

Gross profit	12,769	17,546	23,614	38,887	56,480
Sales, general and administrative expenses	9,537	14,698	18,759	26,273	34,313

Operating income	3,232	2,848	4,855	12,614	22,167
Non-Operating income / (expense)
Interest expense	(374)	(955)	(1,345)	(1,586)	(1,633)
Interest income	378	261	77	99	133
Realized and unrealized foreign currency transaction losses, net	(215)	(494)	(12)	(176)	(92)
Other income / (expense), net	(13)	(172)	83	113	(59)

Income before income taxes	3,008	1,488	3,658	11,064	20,516
Income taxes	(1,106)	(503)	(1,132)	(2,764)	(5,441)

Net income	$1,902	$985	$2,526	$8,300	$15,075

Net income per common share, basic	$0.31	$0.15	$0.39	$1.03	$1.48

Net income per common share, diluted	$0.31	$0.15	$0.38	$0.99	$1.44

Average number of outstanding shares of common stock	6,075	6,501	6,671	8,357	10,498

Balance Sheet Data:	December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Cash and cash equivalents	$3,115	$2,428	$2,466	$2,237	$6,229
Working capital	9,608	9,362	6,883	14,373	35,016
Total assets	38,966	59,311	68,977	130,800	187,470
Long-term debt and capital lease obligations, less current portion	3,622	7,988	3,495	6,623	497
Shareholders’ equity	14,613	16,492	20,756	41,381	83,054

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.

Overview

The following comments regarding variations in operating results should be read considering the rates of inflation in Poland during the periods presented — 2001 (3.6%), 2002 (1.1%) and 2003 (1.7%) — as well as the fluctuations of the Polish zloty compared to the U.S. Dollar. Using exchanges rates as at December 31, 2002 and 2003, the zloty in comparison to the U.S. Dollar appreciated by 2.6% in 2003 and 3.7% in 2002.

In order to aid understanding, we have prepared tables which segment the income statement information as presented in the financial statements into those elements of the income statement which relate to operations acquired by the Company during the reporting period and those which relate to operations owned in both reporting periods. Key definitions are:

Total Operations 2003: This is the extract from the income statement for total operations for the fiscal year ended December 31, 2003.

Operations Acquired 2003: This is the elimination from total operations 2003 of activities acquired in 2003.

Operations Acquired 2002: These are the eliminations of the amounts generated in 2003 by subsidiaries acquired in 2002 for the corresponding pre-acquisition period of 2003 so as to present continuing operations 2003 based on comparable operations. For example, if we acquired a subsidiary on May 1, 2002, operations acquired 2002 includes the amounts generated by that subsidiary during the period January 1, 2003 to April 30, 2003 which represents the corresponding pre-acquisition period.

Continuing Operations 2003: The amounts for 2003 generated by the same subsidiaries owned in 2002 and for the same corresponding period.

Total Operations 2002: This is the extract from the income statement for total operations for the fiscal year ended December 31, 2002.

Readers will also find frequent references to the term cash on delivery (“COD”). Normal trade terms from our Polish vodka suppliers are 60 days; however, we are offered by some of these suppliers significant discounts if we pay for goods when delivered. The discounts offered are considerably in excess of the effective rate we would pay for 60-day term borrowings under our bank facilities. We will later refer to COD in discussions regarding margin growth and short-term banking facilities.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Year Ended December 31,	Total Operations 2003	Operations Acquired 2003	Operations Acquired 2002	Continuing Operations 2003	Total Operations 2002
	(in thousands, except percentages)

Net Sales	429,118	45,586	55,393	328,139	293,965
Cost of goods sold, including excise taxes	372,638	39,379	49,196	284,063	255,078
Gross Profit	56,480	6,207	6,197	44,076	38,887
	13.2%	13.6%	11.2%	13.4%	13.2%

Selling, general and administrative expenses	31,594	3,057	3,876	24,661	23,367
Depreciation of equipment	1,672	162	164	1,346	1,273
Amortization of trade marks	455	—	—	455	202
Bad debt expense	592	(47)	29	610	1,431

Operating income	22,167	3,035	2,128	17,004	12,614
	5.2%	6.7%	3.8%	5.2%	4.3%

Non operating income / (expenses)
Interest income	133	13	10	110	99
Interest expense	(1,633)	(147)	(171)	(1,315)	(1,586)

Realized and unrealized foreign exchange losses	(92)	—	—	(92)	(178)
Other income / (expense), net	(59)	(19)	90	(130)	115

Income before taxes	20,516	2,882	2,057	15,577	11,064
	4.8%	6.3%	3.7%	4.7%	3.8%
Income tax expense	5,441	212	641	4,588	2,764

Net income	15,075	2,670	1,416	10,989	8,300
	3.5%	5.9%	2.6%	3.3%	2.8%

Net Sales

Total net sales for 2003 increased by 46.0%, or $135.1 million, to $429.1 million. Net sales from continuing operations increased 11.6%, or $34.2 million, to $328.2 million for 2003 from a base figure of $294.0 million for 2002. The increase in net sales from continuing operations was mainly due to two factors:

•	increased sales productivity — through the use of improved sales management skills, we were able to increase the net sales achieved per salesman; and

•	sales coverage — we were able to increase the number of accounts served.

Gross Profit

Total gross profit on net sales increased by 45.2%, or $17.6 million, to $56.5 million in 2003. The growth in gross profit from continuing operations was 13.3%. As a percentage of net sales, total gross margins for 2003 and 2002 was 13.2%. The gross margins attributable to net sales from continuing operations increased from 13.2% to 13.4%. The increases in core gross margins can be attributed to the improved product mix being achieved in subsidiaries following operational reviews and implementation of marketing and sales coverage strategies.

Operating Expenses

Total selling, general and administrative (S,G&A) expenses increased 35.2% from $23.4 million in 2002 to $31.6 million in 2003. S,G&A attributable to continuing operations increased by 5.5% to $24.7 million. As a percentage of total net sales, total S,G&A was 7.4% for 2003, down from 7.9% for 2002. For S,G&A attributable to continuing operations for 2003, it was 7.5% of net sales.

Depreciation of equipment in total increased by 31.2% from $1,273,200 in 2002 to $1,671,800 in 2003. The increase is attributable to the Company’s investment in its logistics infrastructure (delivery vehicles and warehouse and IT facilities).

Bad debt expense in total decreased 58.6% from $1,431,000 in 2002 to $592,000 for 2003. This decrease has been achieved through consistent management of the age profile of our trade receivables and diligent review of acquisitions to ensure that all provisions are made as part of the fair value assessment. As a percentage of sales, the provision represents 0.1% for 2003 versus 0.5% for 2002.

Operating Income

Total operating income increased 75.7%, or $9.6 million, to $22.2 million for 2003. Expressed as a percentage of net sales, operating profit for 2003 was 5.2% as opposed to 4.3% for 2002. Operating income attributable to continuing operations increased 34.8%, or $4.4 million, to $17.0 million. The reasons for the increase of operating margins were due to the factors stated above.

Interest Expense

Total interest expense remained stable at $1.6 million for both 2002 and 2003. Interest cover increased from 7.9 times in 2002 to 13.6 times in 2003. Interest cover is the number of times that interest expense divides into operating profit.

Net Realized and Unrealized Foreign Currency Losses

The net charge relating to foreign exchange losses decreased to $92,000 for 2003 versus a net charge of $178,000 for 2002. Following the Company’s decision in November 2002 to convert all its loan obligations to Polish zloty, its functional currency, the Company has only been exposed to foreign currency translation risk on its net working capital.

Income Tax

The total tax charge for 2003 was $5.4 million, which represented 26.5% of pre-tax profits. For 2002, the charge was $2.8 million, which represented 25.0% of pre-tax profits. The 2003 tax charge was impacted by a write down of the deferred tax asset resulting from a reduction in the basic corporate income tax rate enacted in Poland from 27% down to 19%. This is a one off event and more details are available in note 4 to the financial statements.

Net Income

Total net income increased by 81.6%, or $6.8 million, to $15.1 million for 2003. The increase was due to the factors noted above.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

In order to aid understanding, we have prepared tables which segment the income statement information as presented in the financial statements into those elements of the income statement which relate to operations acquired by the Company during the reporting period and those which relate to operations owned in both reporting periods. Key definitions are:

Total Operations 2002: This is the extract from the income statement for total operations for the fiscal year ended December 31, 2002.

Operations Acquired 2002: This is the elimination from total operations 2002 of activities acquired in 2002.

Operations Acquired 2001: These are the eliminations of the amounts generated in 2002 by subsidiaries acquired in 2001 for the corresponding pre-acquisition period of 2002 so as to present the continuing operations 2002 based on comparable operations. For example, operations acquired 2001 include the first quarter result for Astor Sp. z o.o. which was acquired on April 5, 2001. These results have been excluded from continuing operations for 2002 so as to show the impact of a common nine-month period of ownership of Astor in continuing operations in both years.

Continuing Operations 2002: The amounts for 2002 generated by the same subsidiaries owned in 2002 and for the same corresponding period.

Total Operations 2001: This is the extract from the income statement for total operations for the fiscal year ended December 31, 2001.

Year Ended December 31,	Total Operations 2002	Operations Acquired 2002	Operations Acquired 2001	Continuing Operations 2002	Total Operations 2001
	(in thousands, except percentages)

Net Sales	293,965	102,129	4,608	187,228	178,236
Cost of goods sold, including excise taxes	255,078	89,687	4,172	161,219	154,622
Gross Profit	38,887	12,442	436	26,009	23,614
	13.2%	12.2%	9.5%	13.9%	13.2%

Selling, general and administrative expenses	23,367	6,568	206	16,593	16,445
Depreciation of equipment	1,273	322	4	947	841
Amortization of goodwill and trademarks	202	1	1	200	762
Bad debt expense	1,431	(6)	13	1,424	711

Operating income	12,614	5,557	212	6,845	4,855
	4.3%	5.4%	4.6%	3.7%	2.7%

Non operating income / (expenses)
Interest income	99	25	—	74	77
Interest expense	(1,586)	(542)	(69)	(975)	(1,345)
Realized and unrealized foreign exchange losses	(176)	—	—	(176)	(12)
Other income / (expense), net	113	206	14	(107)	83

Income before taxes	11,064	5,246	157	5,661	3,658
	3.8%	5.1%	3.4%	3.0%	2.1%
Income tax expense	2,764	1,555	34	1,175	1,132

Net income	8,300	3,691	123	4,486	2,526
	2.8%	3.6%	2.7%	2.4%	1.4%

Net Sales

Total net sales for 2002 increased by 64.9%, or $115.8 million, to $294.0 million. Net sales from continuing operations increased 5.1%, or $9.0 million, to $187.2 million from a base figure of $178.2 million for 2001. The change of excise rates on Polish vodka as of October 1, 2002 had an adverse effect on our third quarter sales as the supply change de-stocked in anticipation of the change. We had anticipated being able to recover these sales as the supply chain re-stocked in the fourth quarter and as sales, which had previously been lost to unofficial channels came through normal supply lines. As a result of both the restocking and the migration of unofficial sales to normal channels, total net sales for the three months ended December 31, 2002 was $113.4 million as compared to $57 million for the same period of 2001, an increase of 99%. Of the $113.4 million, $44.9 million relates to acquisitions and $68.5 million from continuing operations, which represents a 20.2% core growth rate year over year.

Gross Profit

Total gross profit on sales increased by 64.7% or $15.3 million. When expressed as a percentage of sales, gross margins were 13.2% for both years. While core gross margins have increased to 13.9%, the new businesses acquired in 2002 achieved a margin of 12.3%. Because these newly acquired businesses contributed 32% of the total gross margin, the lower margin achieved in these units had a dilutive effect on the whole. The improvement in the margins can be attributed to both the improved terms reached with suppliers following the acquisitions of Damianex and AGIS which, in turn, reflected back into the pre-acquisition group, and to the Company’s ongoing program of migrating its client base from second tier distributors towards retailers and on premise accounts.

Operating Expenses

Total selling, general and administrative (S,G&A) expenses increased 42.7% from $16.4 million in 2001 to $23.4 million in 2002. When expressed as a percentage of sales, total S,G&A decreased from 9.2% for 2001 to 7.9% for 2002. This improvement is attributable to both improvement in core S,G&A, which fell to 8.9%, and to the significantly lower cost basis achieved by the new acquisitions which operate in provincial areas. The reduction in core S,G&A has resulted from ongoing reviews of operations both in terms of staffing levels and in the choice of suppliers, and terms achieved on the delivery of goods and services to the whole group.

Depreciation of fixed assets and equipment increased by 51.4% from $841,000 in 2001 to $1.27 million in 2002. The increase is attributable to the amount of assets acquired with Damianex and AGIS. On core operations, depreciation has increased 12.6%, mainly due to the introduction of new business software in three of the subsidiaries.

Amortization of goodwill and trademarks has decreased by $560,000 from $762,000 for 2001 to $202,000 for 2002. This reduction is primarily the result of the application of the requirements of FSAB 142, which no longer allows the Company to amortize goodwill but instead require companies to perform regular impairment reviews. The Company has performed an impairment review and concluded that no adjustment is required. The Company amortizes trademarks over a 20-year period.

Bad debt expense in total increased 101.3% or $720,000 from $711,000 for 2001 to $1.43 million for 2002. This increase has mainly attributable to continuing operations as management has focused on the aging of its receivables in light of the current economic situation in Poland. As a percentage of sales, the provision represents 0.49% for 2002 compared to 0.4% for 2001, which is within management guidelines of 0.3% to 0.5% of sales.

Operating Income

Total operating income increased 159.8%, or $7.8 million, to $12.6 million for 2002. Expressed as a percentage of sales, total operating income for 2002 was at 4.3% as opposed to 2.7% for 2001. Core operating income increased 40.0% from $4.9 million for 2001 to $6.8 million for 2002. The significant increase in operating margins is a direct result of the Company’s ability to leverage its size from both the buy side and the sell side of its gross margins. In addition, the Company has also been able to leverage its position on overhead reduction through centralizing contracts for items such as gasoline, insurance, leasing, trucks, telecommunications, office and warehouse supplies.

During the fourth quarter of 2002, the Company refined its inventory valuation method to better estimate direct costs incurred in bringing the inventory to its existing condition and location. This change in estimate resulted in a net increase to operating profit of $449,000.

Interest Expense

Total net interest expense increased $241,000, or 17.9%, from $1.35 million for 2001 to $1.59 million for 2002. As a percentage of sales, total interest fell from 0.75% in 2001 to 0.5% in 2002. Interest cover has increased from 3.6 times in 2001 to 7.9 times in 2002. During 2002, interest rates fell significantly in Poland from an average of 16.1% in 2001 to 9.0% in 2002. The Company increased its debt level during 2002 primarily to fund its acquisitions of Damianex, AGIS and Onufry, which added approximately $5.0 million to long-term debt. As mentioned in the overview, the Company makes extensive use of COD rebates when the discount offered is significantly better than the effective rate of bank borrowing. While taking advantage of COD terms increases the Company’s short term borrowings and interest expense, we believe it also results in improved overall margins.

Net Realized and Unrealized Foreign Currency Losses

The net charge relating to foreign exchange losses increased to $176,000 for 2002 versus a net charge of $12,000 for 2001. Since 2000, the Company has tried to contain the foreign exchange risk on its non Polish zloty denominated debt through the use of hedging instruments which as a rule are expensive in Poland compared to more establish markets and it is this which was behind the increase. In November 2002, the Company made the decision to migrate virtually all of its long-term acquisition debt from U.S. Dollars and Euro into Polish zloty. The Company feels that the reduction in local interest rates justified this move as it also allowed the Company to eliminate the main source of potential foreign exchange movements.

Income Tax

The total tax charge for 2002 was $2.8 million, which represented 25.0% of pre-tax profits. For 2001, the charge was $1.1 million, which represented 30.9% of pre-tax profits. The monetary increase in income tax has been primarily due to the 202% increase in pre-tax profits from $3.7 million to $11.1 million.

During 2002, the Company has undergone an analysis of its bad debt provisions following a change in Polish tax law which became effective in 2002, allowing for the accelerated tax deductability on unpaid debts. Following this analysis, the Company was able to process more of its provisions through its statutory books and form a more definitive opinion on the recoverability of the amounts included within the deferred tax asset. As a result of this review, the Company has concluded that a valuation allowance is no longer appropriate which reduced the current year income tax charge by $307,000 and the effective rate by 2.8%.

Net Income

Total net income increased by 229%, or $5.8 million, to $8.3 million for 2002 compared to a total net income of $2.5 million for 2001. The increase was due to the factors noted above.

Statement of Liquidity and Capital Resources

In 2003, the Company’s operating activities absorbed $8.3 million as opposed to absorbing $1.9 million in 2002. Operating cash flows are generated by or absorbed by:

•	cash earnings — defined as net earnings as adjusted for non-cash expense/income items such as depreciation.

•	movements in working capital, primarily the movements of trade receivables and payables as well as inventory.

•	movements in other current assets and liabilities.

In tabular form, the sources and uses of operating cash flows can be summarized as:

Year ended December 31,	2003	2002	2001
	(all values $000’s)
Cash earnings	$18,492	$10,552	$4,445
Movement in trade receivables	$(6,862)	$(13,782)	$(5,157)
Movement in inventory	$(4,143)	$(7,329)	$1,227
Movement in days payable	$(14,156)	$11,008	$1,089
Subtotal of movements in working capital	$(25,161)	$(10,103)	$(2,841)
Movements in other current assets/liabilities	$(1,583)	$(2,299)	$1,138
Net cash (used in)/generated by Operating Activities	$(8,252)	$(1,850)	$2,139
Movement in COD support	$11,863	$7,745	$2,450
Pro forma cash generated by Operating Activities	$3,611	$5,895	$4,589

The need for additional working capital was at its highest at December 31, 2003 due to the strong seasonality of sales which resulted in December 2003 sales being 15% of full year sales. This working capital requirement was further affected by our acquisition of Multi-Ex in mid-November.

The net cash used in operating activities is affected by the Company’s use of COD terms. Use of COD, where the Company waives its 60-day payment terms in exchange for additional early settlement discounts, effectively replaces with bank funding the support a business would normally receive from suppliers in managing overall working capital needs. The effect of presenting the movement in COD would be to show an increase in funds generated by operations while showing a reduction in funding. The increased use of COD in 2003 has been driven both by increased activity and an increase in the percentage of purchases to which we attach COD terms. For 2003, the percentage of COD from domestic suppliers was 55% whereas for 2002 it was 47%.

December 31,	2003	2002	2001
Pro forma sales (full year including pre-acquisition)	$515,674	$357,194	$184,426
Pro forma cost of goods sold (full year including pre-acquisition)	$447,605	$310,044	$160,081
Debtor days (excluding VAT of 22%)	56.0	57.6	64.9
Inventory days (excluding VAT of 22%)	28.5	28.6	20.5
Days payable (excluding VAT of 22%)	(43.9)	(51.6)	(55.5)
Net Working Capital Days	40.6	34.6	29.9

The Company has paid particular attention to debtor management over the past two years driving down both debtor days and allowances for doubtful debts. Inventory rotation has remained stable at 12.8 times a year. Days payable is a function of the amount of COD purchases the Company decides to make, a point indicated in both of the above tables.

Investing activities amounted to $5.5 million in 2003 and are in most part related to the acquisitions of Dako-Galant, Panta-Hurt and Multi-Ex. In addition, the Company has been upgrading its IT systems as well as starting the construction of its new regional distribution center in the Southeast of Poland. During 2002, the investing activities amounted to $14.6 million which was primarily for the acquisitions of AGIS and Damianex.

Financing activities generated a total of $17.1 million, of which $19.3 million was the net proceeds of the private placement of the Company’s common stock in March 2003. The Company also received $2.0 million as a result of option holders exercising their options during the year. The receipt of these funds enabled the Company to reduce its debt during the year, although this has returned to a similar level as the previous year following the recent acquisitions.

The nature of the Company’s business is that it has to invest in working capital, mainly Polish vodka on COD terms, towards the end of the calendar year, which is traditionally its busiest selling period. With this in mind, the Company arranged for various short-term funds to be available to it which increased total debt by approximately $2.9 million. At December 31, 2002, the Company had $4.5 million of unused credit facilities available to it under these short-term agreements.

Total forward contracted obligations are:

	2004	2005	2006	2007	2008	2008+
Obligations under property leases	$1,152	$1,152	$1,152	$1,152	$1,152	$1,752
Capital leases	$1,391	$1,273	—	—	—	—
Bank repayments/facility expiry	$30,441	$29	$497	—	—	—

Totals	$32,984	$2,454	$1,649	$1,152	$1,152	$1,752

It should be noted that the $30.4 million bank repayment relates only to the expiry of the current short term overdraft and loan facilities. The Company does not foresee and problems in renewing these facilities.

Statement on Inflation and Currency Fluctuations

Inflation in Poland was 1.7% for 2003 as compared to 1.1% in 2002.

The Company’s operating cash flows and virtually all of its assets are denominated in Polish zloty. In November 2002, the Company migrated nearly all its term loan facilities from U.S. Dollar and Euro to Polish zloty denominated loans. The Company is exposed to translation risk arising from the restatement of its financial statements from Polish zloty to U.S. Dollars.

Seasonality

The Company’s net sales have been historically seasonable with on average 30% of the net sales occurring in the fourth quarter. During 2003, net sales in the fourth quarter represented 33% of full year sales compared to 39% for the fourth quarter of 2002. The quarterly figure for 2002 was higher because of the recovery following the excise tax change on October 1, 2002. The table below demonstrates the movement and significance of seasonality on the income statement.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2003	2002	2003(1)	2002(2)	2003(3)	2002	2003(4)	2002(5)
Net Sales	$79,468	$42,650	$105,122	$71,458	$104,844	$66,508	$139,684	$113,349

Seasonality	18.5%	14.5%	24.5%	24.3%	24.4%	22.6%	32.6%	38.6%

Gross Profit	10,483	5,879	13,616	9,525	13,486	8,428	18,895	15,056

Gross Margin	13.2%	13.8%	13.0%	13.3%	12.9%	12.7%	13.5%	13.3%

Operating Income	3,140	1,298	5,148	3,158	4,929	1,766	8,950	6,392

Net Income	$1,917	$782	$3,459	$1,941	$3,604	$1,017	$6,095	$4,561

Net income per common share—diluted	$0.21	$0.12	$0.33	$0.24	$0.34	$0.12	$0.56	$0.50

1.	Includes purchase of Dako-Galant.

2.	Includes purchases of Damianex and AGIS

3.	Includes purchase of Panta-Hurt

4.	Includes purchase of Multi-Ex

5.	Includes purchase of Onufry

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

Expenses

The Company recognizes expenses in the period in which either the cost is incurred or in the period in which the associated revenue and margin have been recognized.

Provisions for Doubtful Debts

The Company makes general provision for doubtful debt based on the aging of its trade receivables. Where circumstances require, the Company will make specific provision for any excess not provided for under the general provision.

Inventory

Because of the nature of the products supplied by the Company, great attention is paid to inventory rotation. Where goods are estimated to obsolete or unmarketable they are written down to a value reflecting the saleable value in their relevant condition.

During the fourth quarter of 2002, the Company changed its inventory valuation methodology to better reflect the impact of volume related supplier discounts and the costs associated with storage and handling. The basis of the adjustment is to reduce inventory and thereby reduce operating profit by the amount of volume related supplier bonuses deemed to be within closing inventory. Against this an allocation of overheads which are attributable to inventory receipt and storage is added to inventory and thereby increases operating profit.

Goodwill and Intangibles

Acquired goodwill is no longer amortized as required by FASB 142. Instead the Company assesses the recoverability of its goodwill at least once a year or whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support the recorded goodwill. If undiscounted cash flows are not sufficient to support the goodwill, an impairment charge would be recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. No such charge has been considered necessary through the date of the accompanying financial statements. Intangibles (trademarks) are amortized over ten years.

Recently issued accounting pronouncements

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

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk.

Exchange Rate Fluctuations

Translation Risks

The Company’s operations are conducted primarily in Poland and its functional currency is the Polish zloty and its reporting currency is the U.S. Dollar. The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and receivable, inventories, bank loans, overdraft facilities and long-term debt. All of the monetary assets represented by these financial instruments are located in Poland; consequently, they are subject to currency translation risk when reporting in U.S. Dollars.

If the U.S. Dollar increases in value against the Polish zloty, the value in U.S. Dollars of assets, liabilities, revenues and expenses originally recorded in Polish zloty will decrease. Conversely, if the U.S. Dollar decreases in value against the Polish zloty, the value in U.S. Dollars of assets, liabilities, revenues and expenses originally recorded in Polish zloty will increase. Thus, increases and decreases in the value of the U.S. Dollar can have an impact on the value in U.S. Dollar of our non U.S. Dollar assets, liabilities, revenues and expenses, even if the value of these items has not changed in their original currency.

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

Below is a table indicating the respective trade payable and imported inventory in U.S. Dollars (USD), British Pounds Sterling (GBP) and Euro (EUR). Please note that on January 1, 2002, the Euro became the functional currency across the “Euro zone”, and therefore items disclosed as EUR may actually have been initially recorded in the base currency of December 31, 2001. These have been restated to Euro to reflect the corresponding settlement risk.

	2003		2002
Trade Payables	Local Currency	USD Equivalent	Local Currency	USD Equivalent
USD	97,087	97,087	235,052	235,052
GBP	12,717	22,672	15,625	25,312
EUR	1,087,493	1,371,395	1,062,708	1,050,118

Total		1,491,154		1,310,482

Inventories	Local Currency	USD Equivalent	Local Currency	USD Equivalent
USD	271,035	271,035	142,919	142,919
GBP	23,062	41,115	19,744	31,985
EUR	506,512	638,743	431,059	449,730

Total		950,893		624,634

Trade Receivables	Local Currency	USD Equivalent	Local Currency	USD Equivalent
USD	7,007	7,007	—	Nil
GBP	24,245	43,224	—	Nil
EUR	54,322	68,503	—	Nil

Total		118,734		Nil

Financial Exposure. Our general policy requires our subsidiaries to borrow funds and invest excess cash in the same currency as their functional currency, the Polish zloty, where these funds are needed for and generated by operations. Where funds are needed for investment and acquisition purposes in previous years, they have been taken in U.S Dollar and Euro. In November 2002, the Company decided that the reducing interest rate differential between Polish and U.S. base rates no longer justified the exposure to foreign exchange losses on the non Polish denominated debt. Therefore, the Company decided to transfer the majority, approximately 98%, of its acquisition debt to Polish-denominated debt. Total exposure to various currencies on the Company’s bank funding for December 31, 2002 and 2003 is given in the table below.

	Year of Maturity (Thousands of USD)
	2003	2002
Bank loans payable in USD	$—	$744
Bank loans payable in Polish zloty	11,849	17,334
Bank overdrafts payable in Polish zloty	19,118	12,289

Total Bank Funding	$30,967	$30,367

Loans with a contractual term of one year have been automatically renewed in the past and the Company expects them to be renewed in the future. Bank loans and overdrafts denominated in Polish zloty are also renewable after one year and have been presented according to their legal form. More details of the repayments dates and conditions of both the short-term and long-term loans can be found in note 8 of the financial statements.

Bank borrowings are sensitive to interest and foreign currency market risks as they usually bear interest at variable rates and are denominated in various currencies. In 2002, the Company increased management of its currency risk through the use of forward contracts for periods between three and six months. However, in November 2002, the Company decided that the reduced interest rates in Poland and the uncertainty of currency markets warranted the conversion of all debt into Polish zloty. This reconfiguration of the loan portfolio meant that the Company no longer requires uses forward exchange contracts.

Exchange rates	December 31, 2003	December 31, 2002
Polish zloty / U.S. Dollar	3.7405	3.8388
Polish zloty / Euro	4.7170	4.0202

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

	December 31, 2003		December 31, 2002
Average bank debt (in $000’s)	$25,614		$20,198
Percentage subject to variable interest rates	100%		100%
Impact (in $000’s) on net interest charge from 1% change in base rates	$256.1	+/-	$202.0	+/-

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Central European Distribution Corporation

We have audited the accompanying consolidated balance sheet of Central European Distribution Corporation (“Company”) and its subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2002 and for the two years then ended were audited by other auditors whose report dated March 14, 2003 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

PricewaterhouseCoopers Sp. z o.o.

Warsaw, Poland

March 11, 2004

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED BALANCE SHEETS

Amounts in columns expressed in thousands

	December 31,
	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$6,229	$2,237
Accounts receivable, net of allowance for doubtful accounts of $6,380 and $3,945 at December 31, 2003 and 2002, respectively	90,071	64,803
Inventories	35,012	24,321
Prepaid expenses and other current assets	5,249	3,314
Deferred income taxes	1,201	713

Total Current Assets	137,762	95,388

Intangible assets, net	2,506	2,868
Goodwill, net	35,618	25,323
Equipment, net	10,115	5,910
Deferred income taxes	1,382	924
Other assets	87	387

Total Assets	$187,470	$130,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$65,776	$53,435
Bank loans and overdraft facilities	30,441	20,353
Income taxes payable	977	499
Taxes other than income taxes	1,230	513
Other accrued liabilities	3,011	2,079
Current portions of obligations under capital leases	1,282	316
Current portion of long-term debt	29	3,820

Total Current Liabilities	102,746	81,015

Long-term debt, less current maturities	497	6,195
Long-term obligations under capital leases	1,173	428
Redeemable common stock	—	1,781
COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity
Preferred Stock ($0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common Stock ($0.01 par value, 20,000,000 shares authorized, 10,876,329 and 6,005,263 shares issued at December 31, 2003 and 2002, respectively)	109	60
Additional paid-in-capital	52,805	27,381
Retained earnings	30,536	15,461
Accumulated other comprehensive loss	(246)	(1,371)
Less Treasury Stock at cost (109,350 shares at December 31, 2003 and 2002)	(150)	(150)

Total Shareholders’ Equity	83,054	41,381

Total Liabilities and Shareholders’ Equity	$187,470	$130,800

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Amounts in columns expressed in thousands

(except per share data)

	Year ended December 31,
	2003	2002	2001
Net sales	$429,118	$293,965	$178,236
Cost of goods sold	372,638	255,078	154,622

Gross profit	56,480	38,887	23,614
Selling, general and administrative expenses	31,594	23,367	16,445
Bad debt provision	592	1,431	711
Depreciation of tangible fixed assets	1,672	1,273	841
Amortization of intangible assets	455	202	762

Operating income	22,167	12,614	4,855
Non-operating income / (expense)
Interest expense	(1,633)	(1,586)	(1,345)
Interest income	133	99	77
Realized and unrealized foreign currency transaction losses, net	(92)	(176)	(12)
Other income / (expense), net	(59)	113	83

Income before income taxes	20,516	11,064	3,658
Income tax expense	5,441	2,764	1,132

Net income	$15,075	$8,300	$2,526

Net income per share of common stock, basic	$1.48	$1.03	$0.39

Net income per share of common stock, diluted	$1.44	$0.99	$0.38

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Amounts in columns expressed in thousands

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total
	Issued		In Treasury
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2000	4,402	$45	64	(120)	$14,175	$4,635	$(2,243)	$16,492
Net income for 2001	—	—	—	—	—	2,526	—	2,526
Foreign currency translation adjustment	—	—	—	—	—	—	559	559

Comprehensive income for 2001	—	—	—	—	—	2,526	559	3,085
Treasury shares purchased	—	—	9	(30)	—	—	—	(30)
Common stock issued in connection with options	70	1	—	—	611	—	—	612
Common stock issued in connection with acquisitions	32	—	—	—	597	—	—	597

Balance at December 31, 2001	4,504	$46	73	$(150)	$15,383	$7,161	$(1,684)	$20,756
Net income for 2002	—	—	—	—	—	8,300	—	8,300
Foreign currency translation adjustment	—	—	—	—	—	—	313	313

Comprehensive income for 2002	—	—	—	—	—	8,300	313	8,613
Common stock issued in private placement	800	8	—	—	7,398	—	—	7,406
Common stock issued in connection with options	409	3	—	—	943	—	—	946
Common stock issued in connection with acquisitions	292	3	—	—	3,657	—	—	3,660

Balance at December 31, 2002	6,005	$60	73	$(150)	$27,381	$15,461	$(1,371)	$41,381
Net income for 2003	—	—	—	—	—	15,075		15,075
Foreign currency translation adjustment	—	—	—	—	—		1,125	1,125

Comprehensive income for 2003	—	—	—	—	—	15,075	1,125	16,200
Effect of stock split June 2, 2003	3,003	30	—	—	(30)	—	—
Redeemable common stock			—	—	1,781	—	—	1,781
Common stock issued in private placement	1,350	14	—	—	19,294	—	—	19,308
Common stock issued in connection with options	366	4	—	—	2,031	—	—	2,035
Common stock issued in connection with acquisitions	152	1	—	—	2,348	—	—	2,349

Balance at December 31, 2003	10,876	$109	73	$(150)	$52,805	$30,536	$(246)	$83,054

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in columns expressed in thousands

	Year ended December 31,
	2003	2002	2001
Operating Activities
Net income	$15,075	$8,300	$2,526
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	2,127	1,475	1,603
Deferred income tax benefit	698	(654)	(395)
Bad debt provision	592	1,431	711
Changes in operating assets and liabilities:
Accounts receivable	(6,862)	(13,782)	(5,157)
Inventories	(4,143)	(7,329)	1,227
Prepayments and other current assets	(1,183)	(1,218)	(700)
Trade accounts payable	(14,156)	11,008	1,089
Income and other taxes	766	(730)	226
Other accrued liabilities and other	(1,166)	(351)	1,009

Net Cash (used in) / provided by Operating Activities	(8,252)	(1,850)	2,139

Investing Activities
Purchases of equipment	(2,292)	(819)	(735)
Proceeds from the disposal of equipment	647	332	101
Acquisitions of subsidiaries, net of cash acquired	(3,874)	(14,158)	(1,763)

Net Cash Used In Investing Activities	(5,519)	(14,645)	(2,397)

Financing Activities
Borrowings on bank loans and overdraft facility	3,611	7,420	8,653
Payment of bank loans and overdraft facility	3,408	—	(1,335)
Long-term borrowings	—	2,845	1,827
Payment of long-term borrowings	(9,935)	(2,351)	(9,959)
Payment of capital leases	(1,297)	(248)	—
Net proceed from private placement issuance of shares	19,308	7,406	—
Options exercised	2,035	946	537
Purchase of treasury shares	—	—	(30)

Net Cash provided by / (used in) Financing Activities	17,130	16,018	(307)

Currency effect on brought forward cash balances	633	248	603
Net Increase / (Decrease) in Cash	3,992	(229)	38
Cash and cash equivalents at beginning of period	2,237	2,466	2,428

Cash and cash equivalents at end of period	$6,229	$2,237	$2,466

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries (Note 6)	$1,813	$3,660	$596

Common Stock issued to consultants	$—	$306	$74

Capital leases	$2,028	$324	$516

Supplemental disclosures of cash flow information
Interest paid	$1,633	$1,528	$1,241
Income tax paid	$5,221	$3,304	$1,216

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Monetary amounts in columns expressed in thousands

(except per share information)

1. Organization and Description of Business

Central European Distribution Corporation (CEDC), a Delaware Corporation, and its subsidiaries (collectively referred to as the Company) operates primarily as a wholesale distributor of fine wines, beers and liquors across Poland. Based in Warsaw and operating through nine distribution centers and 58 satellite branches the Company offers a 24 hour delivery service of alcoholic beverages to both the on and off trade. Since its incorporation in September 1997 the Company has acquired 100% of the outstanding common stock or 100% of the voting rights of its 12 subsidiaries, a summary of which can be found in note 6 to these financial statements.

The Company through its various subsidiaries derives all its revenues in Poland.

2. Summary of Significant Accounting Policies

The significant accounting policies and practices followed by the Company are as follows:

Basis of Presentation

The consolidated financial statements include the accounts of CEDC and its subsidiaries all of which the Company wholly owns or owns 100% of the voting rights. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in Polish Zloties (PLN) in accordance with Polish statutory requirements and the Accounting Act of 29 September 1994. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP).

Use of Estimates

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

Foreign Currency Translation and Transactions

For all of the Company’s subsidiaries the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. The Income Statements are translated at the average rate of exchange prevailing during the respective year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of shareholders’ equity. Transaction adjustments arising from operations as well as gains and losses from any specific foreign currency transactions are included in the reported net income for the period.

The accompanying consolidated financial statements have been presented in U.S. Dollars.

The exchange rates used on Polish zloty denominated transactions and balances for translation purposes as of December 31, 2003 and 2002 for one U.S. Dollar were 3.74 PLN and 3.84 PLN, respectively. As of March 11, 2004 the rate had changed to 3.91 PLN.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Monetary amounts in columns expressed in thousands

(except per share information)

Tangible Fixed Assets

Tangible fixed assets are stated at cost, less accumulated depreciation. Depreciation of tangible fixed assets is computed by the straight-line method over the following useful lives:

Type	Depreciation life in years

Transportation equipment under capital leases	5
Transportation equipment not under capital lease	5
Software	2
Computers and IT equipment	3
Beer dispensing and other equipment	2—10
Freehold land	Not depreciated
Freehold buildings	40

Leased equipment meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on a straight-line method over the useful life of the relevant assets.

Where equipment costs less than $900 per transaction, it is expensed to the income statement as incurred.

The Company periodically reviews its investment in tangible fixed assets and when indicators of impairment exist and if the value of the asset is impaired, an impairment loss is recognized.

Goodwill

As required by FASB 142, acquired goodwill is no longer amortized. Instead the Company assesses the recoverability of its goodwill at least once a year or whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for business units of a similar economic nature may not be sufficient to support the recorded goodwill. If undiscounted cash flows were to be insufficient to support the goodwill, an impairment charge would be recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business units. No such charge has been considered necessary through the date of the accompanying financial statements.

Intangible assets other than Goodwill

Intangibles consist primarily of acquired trademarks. The trademarks are amortized on a straight-line basis over the period of the expected economic benefits (10 years).

Revenue Recognition

Revenue derived from beverage distribution is recognized when goods are shipped to customers and where a delivery acceptance note signed by the customer has been returned to the Company. Sales are stated net of turnover related customer discounts, an estimate of customer returns and sales tax (VAT).

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

Marketing and Promotion Costs

The Company does not involve itself in direct advertising but manages the marketing and promotional budgets of suppliers for which it has exclusive distribution rights. Where the Company incurs marketing and promotional costs, which do not have a direct revenue benefit, such costs are charged to selling, general and administrative expenses as they are incurred.

Accounts Receivable

Accounts receivables are recorded based on the invoice price, inclusive of VAT (sales tax), and where a delivery note has been signed by the customer and returned to the Company. The allowances for doubtful accounts are based upon the aging of the accounts receivable. The Company makes an allowance based on a sliding scale which culminates in a 100% provision should the receivable be over one year old. However, where circumstances require, the Company will also make specific provisions for any excess not provided for under the general provision. When a final determination is delivered to the Company regarding the non-recovery of a receivable, the Company then charges the unrecoverable amount to the accumulated allowance.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Cost includes customs duty (where applicable), and all costs associated with bringing the inventory to a condition for sale. These costs include importation, handling, storage and transportation costs, and exclude rebates received from suppliers, which are reflected as reductions to closing inventory. Inventories are comprised primarily of beer, wine, spirits and non-alcoholic beverages.

During the fourth quarter of 2002, the Company changed its inventory valuation methodology to better estimate direct costs associated with storage and handling. The impact of the change is discussed in the section Management Discussion and Analysis for years ended December 31, 2002.

Cash and Cash Equivalents

Short-term investments which have a maturity of three months or less from the date of purchase are classified as cash equivalents. As at December 31, 2003, approximately $2.2 million was in U.S Dollars within the Company with the balance being in the accounts of the subsidiaries in accounts denominated in PLN.

Income Taxes and Deferred Taxes

The Company computes and records income taxes in accordance with the liability method. Deferred tax assets and liabilities are recorded based on the difference between the accounting and tax basis of the underlying assets and liabilities based on enacted tax rates expected to be in effect for the year in which the differences are expected to reverse.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Monetary amounts in columns expressed in thousands

(except per share information)

Employee Retirement Provisions

Under Polish Labor Laws, the Company is required to provide each employee reaching their 65th birthday while employed by the Company with a bonus of one month salary. The Company expenses these amounts when incurred as they do not represent a material amount in aggregate.

Employee Stock-Based Compensation

At December 31, 2003, the Company has the 1997 Stock Incentive Plan (“Incentive Plan”) under which all stock-based compensation awards are granted to directors, executives, and other employees and to non-employee service providers of the Company. The Incentive Plan is described more fully in Note 13. The Company accounts for grants to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For grants to employees, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The table presented in Note 13 illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Stock-based compensation awards are also granted to non-employee service providers under the Incentive Plan. The Company accounts for grants to non-employee service providers in accordance with the fair value method FASB Statement No. 123.

Financial Instruments

In November 2002, the Company made the decision to convert nearly all (98%) of its non-Polish zloty denominated debt into Polish zloty. This decision was made because the falling interest rates in Poland versus the costs of hedging instruments no longer justified any perceived benefit of holding non- Polish zloty debt. A consequence of this decision is that from November 2002 the Company no longer uses derivative financial instruments.

Prior to November 2002, the Company used derivative financial instruments (forward foreign currency contracts) to hedge transactions denominated in foreign currencies in order to reduce the currency risk associated with fluctuating exchange rates. Such contracts were used primarily to hedge certain foreign denominated obligations. The Company’s policy was to maintain hedge coverage only on existing obligations. The derivative instruments were valued at fair value and the gains and losses on these contracts offset changes in the values of the related exposures in accordance with SFAS 138 (Accounting for Certain Instruments and Certain Hedging Activities) . The principal currencies hedged were the U.S. Dollars, and the Euro. The duration of the hedge contract typically did not exceed six months.

Comprehensive Income / (Loss)

Comprehensive income / (loss) is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income / (loss) includes net income adjusted by, among other items, foreign currency translation adjustments. The foreign translation losses/gains on the re-measurements from PLN to U.S. dollars are classified separately and are the only component of the accumulated other comprehensive income included in shareholders’ equity.

Additionally, translation gains and losses with respect to long-term subordinated inter-company loans with the parent company are charged to other comprehensive gains. No deferred tax benefit has been recorded

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Monetary amounts in columns expressed in thousands

(except per share information)

on the comprehensive gains in regards to the long-term inter-company transactions with the parent company, as the repayment of any equity investment is not anticipated in the foreseeable future.

Segment Reporting

The Company operates in one industry segment, the distribution of alcoholic and non-alcoholic beverages. These activities are conducted by the Companies subsidiaries in Poland. Substantially all revenues, operating profits and assets relate to this business. CEDC assets (excluding inter-company loans and investments) located in the United States of America represent less than 1% of consolidated assets.

Net Income Per Common Share

Net income per common share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share (EPS) are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the year. The stock options and warrants discussed in Note 13 were included in the computation of diluted earnings per common share (Note 10).

Recently issued accounting pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure provisions of FIN 46 are effective for financial statements initially issued after January 31, 2003. Public entities with a variable interest in a variable interest entity created before February 1, 2003 shall apply the consolidation requirements of FIN 46 to that entity no later than the beginning of the first annual reporting period beginning after June 15, 2003. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. Additionally, in December 2003 the FASB issued FASB Interpretation No. 46 R (FIN 46 R) being an update of FASB 46. FIN 46 R must be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004. Adoption of FIN 46 and FIN 46 R is not expected to have a significant impact on the financial statements.

3. Trade Receivables and Allowances for Doubtful Accounts

	Year ended December 31,
	2003	2002	2001
Net trade receivables—excluding VAT	$79,058	$56,351	$32,813
VAT (sales tax)	17,393	12,397	7,219
Gross trade receivables	$96,451	$68,748	$40,032

Allowances for Doubtful Debts
Balance, beginning of year	$3,945	$1,930	$1,230
Effect of FX movement on opening balance	104	74	48
Provision for bad debts—reported in income statement	592	1,357	663
Charge-offs, net of recoveries	(964)	—	(11)
Increase in allowance from purchase of subsidiaries	2,703	584	—

Balance, end of year	$6,380	$3,945	$1,930
Trade receivables, net	$90,071	$64,803	$38,102

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Monetary amounts in columns expressed in thousands

(except per share information)

4. Income and Deferred Taxes

The Company operates in two tax jurisdictions, Delaware in the United States of America and Poland. All Polish subsidiaries file their own corporate tax returns as well as account for their own deferred tax assets. The Company does not file a tax return in Delaware based upon its consolidated income, but based on the income statement for transactions occurring in the United States of America.

Total income tax expense varies from expected income tax expense computed at Polish statutory rates (28% in 2001, 28% in 2002 and 27% in 2003) as follows:

	Year ended December 31,
	2003	2002	2001
Tax at Polish statutory rate	$5,539	$3,098	$1,024
Movements in deferred tax asset valuation allowance primarily due to bad debts	—	(307)	134
Effect of brought forward tax losses of acquired subsidiary	(155)	—	—
Effect of relief for dividends paid by subsidiaries	(528)	—	—
Tax rate differential on U.S. tax losses	(47)	—	—
Effect of foreign currency exchange rate change on net deferred tax assets	14	(28)	(40)
Effect of changes in tax rates on net deferred tax assets	620	(12)	—
Permanent differences	2	13	14

Total income tax expense	$5,441	$2,764	$1,132

Current Polish income tax expense	$4,742	$3,510	1,527
Deferred Polish income tax (benefit) / expense, net	913	(433)	(331)
Deferred U.S. income tax (benefit)	(214)	(313)	(64)

Total income tax expense	$5,441	$2,764	$1,132

Total Polish income tax payments (or amounts used as settlements against other statutory liabilities) during 2003, 2002 and 2001 were $5,221,000, $3,304,000 and $1,216,000 respectively. CEDC has paid no U.S. income taxes and has losses to carry forward totaling $2,497,000, of which $859,000 will expire in 2016 and $1,638,000 will expire beyond 2017.

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Allowance for doubtful accounts receivable	$935	$375
Unrealized foreign exchange losses/(gains), net	40	—
Accrued expenses, deferred income and prepaid, net	601	469
Tax benefit derived from sales to subsidiaries	257	434
CEDC operating loss carry-forward benefit, expiring in 2012—2016	774	474

Net deferred tax asset	$2,607	$1,752

Deferred tax liability
Deferred income	$15	$83
Timing differences in finance type leases	$9	$32
Net deferred tax liability	$24	$115
Total net deferred tax asset	$2,607	$1,752
Total net deferred tax liability	$24	$115
Total net deferred tax	$2,583	$1,637
Classified as:
Current deferred tax asset	$1,201	$713
Non-current deferred tax asset	1,382	924

	$2,583	$1,637

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Monetary amounts in columns expressed in thousands

(except per share information)

In December 2003, legislation was enacted which reduced the corporate income tax rates in Poland effective January 1, 2004. The enacted tax rate of 27% was reduced to 19%. This reduced the deferred tax asset by approximately $620,000.

Prior to January 1, 2001, the Company had a policy to permanently reinvest their earnings. As of January 1, 2001, the Company instituted a policy of having all of its subsidiaries (except Carey Agri) pay dividends. Management intends to distribute 50% of the earnings from the Polish subsidiaries from 2001. The retained earnings prior to January 1, 2001 are not considered distributable.

No deferred taxes have been recorded for the remaining undistributed earnings as the Company intends to permanently reinvest these earnings.

The tax liabilities (including corporate income tax, Value Added Tax (VAT), social security and other taxes) may be subject to examinations by Polish tax authorities for up to five years from the end of the year the tax is payable. CEDC’s U.S. federal income tax returns are also subject to examination by the U.S. tax authorities. As the application of tax laws and regulations, and transactions are susceptible to varying interpretations, amounts reported in the consolidated financial statements could be changed at a later date upon final determination by the tax authorities.

5. Intangible Assets other than Goodwill

The acquired trademarks in the amount of $4,218,000 had accumulated amortization of $1,712,000 and $1,097,000 at December 31, 2003 and 2002 respectively.

Estimated aggregate future amortization expense for intangible assets is as follows:

2004	$455
2005	455
2006	455
2007	455
2008	455
Thereafter	231

Total	$2,506

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Monetary amounts in columns expressed in thousands

(except per share information)

6. Goodwill & Acquisitions

Goodwill, presented net of accumulated amortization in the consolidated balance sheets, consists of:

Acquisition Cost	2003	2002
Opening balance	26,002	10,648
Impact of Foreign exchange	231	72
Additional cost from prior years	298	1,154
Acquisition through business combinations	9,777	14,128

Closing balance	36,308	26,002

Accumulated Amortization
Opening balance	679	679
Impact of Foreign exchange	11	—
Impairment losses	—	—

Closing balance	690	679

The Company adopted SFAS No. 142 effective January 1, 2002. Under SFAS No.142 goodwill is no longer amortized but reviewed at the end of each fiscal year for impairment, or more frequently if certain indicators arise.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Monetary amounts in columns expressed in thousands

(except per share information)

Fair value of assets purchased and liabilities assumed	December 31,
	2003	2002
	Dako- Galant, Panta-Hurt & Multi-Ex	AGIS, Damianex & Onufry
Current Assets
Cash and cash equivalents	$718	—
Accounts receivable, net of allowance for doubtful accounts	18,407	15,073
Inventories	6,548	7,675
Prepaid expenses and other current assets	753	1,111
Deferred income taxes	936	63

Total Current Assets	27,362	23,922

Equipment, net	1,881	2,603
Total Assets	$29,243	$26,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$26,494	16,426
Bank loans and overdraft facilities	3,070	5,020
Income taxes payable	46	—
Taxes other than income taxes	383	745
Other accrued liabilities	2,099	444
Total Current Liabilities	32,092	22,635

Long-term debt, less current maturities	446	—

Net identifiable assets and liabilities	(3,295)	3,890
Goodwill on acquisition	9,777	14,128

Consideration paid, satisfied in shares	(1,890)	(4,332)
Consideration paid, satisfied in cash	(4,592)	(13,686)

Cash (acquired)	$718	$—

Net Cash Outflow	$3,874	$13,686

The Company’s carrying value of goodwill is approximately $35.60 million at December 31, 2003 and is attributable to its only reporting unit (wholesale spirit division). The Company has completed its impairment review of goodwill and as a result concluded that there is no impairment to be recognized at December 31, 2003.

With the adoption SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income and earnings per share would have been as follows:

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Monetary amounts in columns expressed in thousands

(except per share information)

	Year Ended December 31,
	2003	2002	2001
Reported net income	$15,075	$8,300	$2,526
Goodwill amortization	—	—	$498
Adjusted net income	$15,075	$8,300	$3,024
Basic earnings per share of common stock
Reported net income	$1.48	$1.03	$0.39
Goodwill amortization	$0.00	$0.00	$0.07
Adjusted basic earnings per share of common stock	$1.48	$1.03	$0.46
Diluted earnings per share of common stock
Reported net income	$1.44	$0.99	$0.38
Goodwill amortization	$0.00	$0.00	$0.07
Adjusted diluted earnings per share of common stock	$1.44	$0.99	$0.45

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

Name of Subsidiary	Year Acquired	Number of shares issued	Consideration in shares	Consideration in cash	Fair value of net assets acquired	Gross Goodwill
MTC	1999	254,230	1,819,800	2,914,900	2,846,000	2,912,700
PHA	2000	268,126	1,505,000	4,000,000	15,000	5,490,000
Astor	2001	135,691	1,684,000	1,861,600	15,000	3,530,600
AGIS	2002	172,676	2,171,000	4,762,000	374,000	6,559,000
Damianex	2002	152,996	1,781,000	7,359,000	3,167,000	5,973,000
Onufry	2002	64,585	635,994	1,565,000	349,000	1,851,994
Dako-Galant	2003	20,853	411,514	1,401,000	(672,000)	2,484,514
Panta-Hurt	2003	29,367	609,308	1,453,000	502,000	1,560,308
Multi-Ex	2003	25,000	869,650	1,738,200	(3,125,000)	5,732,850

Total Gross Goodwill (historical)						$36,102,966
Cumulative impact of foreign exchange rates						204,706

Total Gross Goodwill as reported						$36,307,672

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Monetary amounts in columns expressed in thousands

(except per share information)

Assuming consummation of the Dako-Galant, Panta-Hurt and Multi-Ex acquisitions and the issuance of common shares as of January 1, 2001, the un-audited pro-forma consolidated operating results for 2001, 2002 and 2003 would be as follows:

	2003	2002	2001
Net sales	$516,234	$500,810	$515,674
Net income	10,811	9,367	6,144
Net income per share data:
Basic earnings per share of common stock	$1.06	$1.12	$0.88
Diluted earnings per share of common stock	$1.03	$1.09	$0.86

7. Equipment

Equipment, presented net of accumulated depreciation in the consolidated balance sheets, consists of:

	Land & Buildings	Motor Vehicles	Motor Vehicles Under Capital Leases	Plant & Equip’t	Computer Hardware & software	Total
Acquisition Cost
Balance as at December 31, 2002	1,973	4,322	1,133	2,977	313	$10,718
Effects of foreign exchange movement	129	192	95	127	11	554
Acquisition through business combinations	922	2,210	17	825	—	3,974
Cash expenditures	478	880		75	859	2,292
Capitalization of finance leases	—	—	2,098	—	—	2,098
Disposals	(17)	(1,248)	(504)	(497)	—	(2,266)

Balance as at December 31, 2003	3,485	6,356	2,839	3,507	1,183	17,370

Cumulative Depreciation
Balance as at December 31, 2002	543	2,420	252	1,546	47	4,808
Effects of foreign exchange movement	34	153	16	98	3	304
Acquisition through business combinations	24	1,330	2	737	—	2,093
Depreciation charge	43	645	352	386	246	1,672
Disposals	(4)	(887)	(275)	(456)	—	(1,622)

Balance as at December 31, 2003	640	3,661	347	2,311	296	7,255

Net book value December 31, 2002	1,430	1,902	881	1,431	266	5,910
Net book value December 31, 2003	2,845	2,695	2,492	1,196	887	10,115

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Monetary amounts in columns expressed in thousands

(except per share information)

8. Bank Loans and Overdraft Facilities

The Company has banking facilities with six banks which are used to support both the Company’s acquisition strategy and its Cash on Delivery (COD) vodka purchasing requirements. The credit lines are denominated in various currencies as follows:

	December 31,
	2003	2002
USD	$—	$744
PLN	30,967	29,624

	$30,967	$30,368

These facilities are disclosed in the financial statements as:

	December 31, 2003	December 31, 2002
Overdrafts	$23,184	$12,289
Short term debt	7,257	8,064
Long term debt—Current portion	29	3,820
Total long term debt less current portion	497	6,195

Total	$30,967	$30,368

Principle repayments for the followings years	December 31,
2004	$30,441
2005	29
2006	497

Total	$30,967

During the fourth quarter of 2003, the Company secured group facilities with one of Poland’s leading banks so as to improve cash management throughout the group. This facility was used to consolidate our banking relationship to six banks. This action increased total facilities to approximately $48.5 million. The overdraft and short term loan facilities are subject to renewal between April and December 2004 and the Company does not foresee any difficulties in successfully renegotiating them.

During the fourth quarter of 2002, the Company made the decision that with domestic Polish interest rates continuing to fall and the uncertainty on the foreign currency markets that the Company’s best interest would be served by transferring approximately 98% of its term debt into Polish denominated debt. The weighted average interest charge on all bank loans and overdraft facilities was 8.2% and 7.4% for December 31, 2003 and 2002, respectively.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Monetary amounts in columns expressed in thousands

(except per share information)

9. Lease Obligations

In November 2000, the Company entered into a non cancelable operating lease, for its main warehouse and office in Warsaw, which stipulated monthly payments of $130,000 for five years, this lease cannot be terminated. In February 2003, the Company renegotiated this lease by signing a seven-year agreement starting from May 1, 2003 at a lower rent of $96,000 per month. The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of December 31, 2003.

2004	$1,152
2005	1,152
2006	1,152
2007	1,152
2008	1,152
Thereafter	1,752

$7,512

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

The rental expense incurred under operating leases during 2003, 2002 and 2001 was as follows:

	2003	2002	2001
Rent expense	$3,700	$3,211	$2,583

During 2002, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease at December 31, 2003 are as follows:

2004	$1,391
2005	1,273

$2,664
Less interest	209

$2,455

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Monetary amounts in columns expressed in thousands

(except per share information)

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	2003	2002	2001
Basic:
Net income	$15,075	$8,300	$2,526

Weighted average shares of common stock outstanding	10,178	8,082	6,539

Basic earnings per share	$1.48	$1.03	$0.39

Diluted:
Net income	$15,075	$8,300	$2,526

Weighted average shares of common stock outstanding	10,178	8,082	6,539
Net effect of dilutive employee stock options based on the treasury stock method	320	243	81
Net effect of dilutive stock options—based on the treasury stock method in regards to IPO options/warrants, contingent shares from acquisition and options issued to consultants	—	32	51

Totals	10,498	8,357	6,671

Diluted earnings per share	$1.44	$0.99	$0.38

Options compensation to consultants, contingent shares for acquisitions and employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during portions of 2003. The warrants granted to the underwriters in connection with the Company’s initial public offering were all exercised during 2002.

In May 2003, the Company executed a 3 for 2 stock split. The comparatives for 2002 and 2001 shown above have been adjusted to reflect this change.

11. Financial Instruments, Commitments and Contingent Liabilities

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Monetary amounts in columns expressed in thousands

(except per share information)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable from Polish companies. Credit is given to customers only after a thorough review of their credit worthiness. The Company does not normally require collateral with respect to credit sales. The Company routinely assesses the financial strength of its customers. As of December 31, 2003 and 2002, the Company had no significant concentrations of credit risk. The Company has not experienced large credit losses in the past. The Company restricts temporary cash investments to financial institutions with high credit ratings.

Inflation and Currency Risk

The Polish government has adopted policies that in recent years have lowered and made more predictable the country’s level of inflation. The annual rate of inflation was approximately 3.6% in 2001, 1.1% in 2002 and 1.7% in 2003. During the year ended December 31, 2003 the Polish zloty has strengthened against the U.S. Dollar by over 3% finishing the year at 3.7405 compared with 3.8388 at the end of 2002.

Supply contracts

The Company has various agreements covering its sources of supply, which, in some cases, may be terminated by either party on relatively short notice. Thus, there is a risk that a portion of the Company’s supply of products could be curtailed at any time.

In 2003, over 5% of the Company’s net sales resulted from sales of products purchased from the following companies: Polmos Bialystok (17%), Sobieski Distribution (14%), Unicom Bols Group (13%), and Polmos Zielona Gora (6%).

Contingent liabilities

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

During 2003, the Company received a decision regarding a tax dispute in one of its subsidiaries which resulted in additional tax payable of $146,000. The Subsidiary is still disputing the basis of the decision though should it fail to successfully argue its case there is a risk of a subsequent adjustment totaling $181,000.

12. Related Party Transactions

The Company rents retail space under a short-term rental agreement from the Company’s President. The rent is $2,200 per month. The total rental expense incurred during 2003 was $13,200, and for 2002 it was $26,400. The property was sold by the Company’s President in June 2003.

The Company uses training services provided by a company part owned by the Company’s chief financial officer. The value of services bought during 2002 was $8,000, and no services were provided in 2003. The Company also rented office space to this training company and received rent payments totaling $11,520 during 2002 and zero for 2003.

Two of the group’s subsidiaries, Carey Agri and PWW, act as importers for the groups range of exclusive fine wines, spirits and beers. These products are then sold to other subsidiaries for eventual distribution throughout our national network. These inter-company sales are eliminated as part of the consolidation process but for the year ended December 31, 2003, they amounted to approximately $12.9 million. As at December 31, 2003, the inter-company balances relating to these sales amounted to approximately $6 million, however this too was also eliminated as part of the consolidation process.

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

The Company’s 1997 Stock Incentive Plan (“Incentive Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, executives, and other employees (“employees”) of the Company and to non-employee service providers of the Company. Following a shareholder resolution on April 2003 and the stock split of May 2003, the Incentive Plan authorizes, and the Company has reserve for future issuance, up to 2,625,000 shares of Common Stock (subject to anti-dilution adjustment in the event of a stock-split, re-capitalization, or similar transaction). The Compensation Committee of the Board of Directors of the Company administers the Incentive Plan.

The Company also operates an Executive Bonus Plan under which officers of the Company are awarded stock options after achievement of agreed earnings targets. The number of stock options granted is based on the operating results achieved in the year prior to the date of the grant. The stock option price is based on the fair market value of the Common Stock on the date of grant.

The option exercise price for stock options granted under the Incentive Plan may not be less than fair market value but in some cases may be in excess of the Common Stock on the date of grant. The Company uses the stock option price based on the closing price of the Common Stock on the day before the date of grant if such price is not materially different than the opening price of the Common Stock on the day of the grant. Accordingly, there is no compensation expense recorded for options granted under the Incentive Plan to employees. Stock options may be exercised up to 10 years after the date of grant except as otherwise provided in the particular stock option agreement. Payment for the shares must be by cash, which must be received by the Company prior to any shares being issued. Stock options granted vest immediately for grants to Board members, when they are elected to the Board. Stock options granted as part of an employee employment contract vest after 12 months. Stock options granted as part of a loyalty program vest after three years.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2002, and 2003, respectively: risk-free interest rate of 5.5%, 1.9%, and 1.9% dividend yields of 0.0%; volatility factors of the expected market price of the Company’s common stock of 0.68, 1.05, and 1.25; and a weighted-average expected life of the option of 3.4 years. The above amounts represent subjective estimates which are based on historical data and are deemed to be appropriate by the company.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Monetary amounts in columns expressed in thousands

(except per share information)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	2003	2002	2001
Net income as reported	$15,075	$8,300	$2,526
Pro forma net income	$11,973	$7,165	$2,155
Pro forma earnings per share:
Basic	$1.18	$0.88	$0.33
Diluted	$1.14	$0.86	$0.33

A summary of the Company’s stock option activity, and related information for the years ended December 31 follows:

Employees and Insiders Only

	Options			Weighted-Average Exercise Price
	2003	2002	2001	2003	2002	2001
Outstanding at January 1,	654,750	568,125	395,625	$5.21	$3.59	$3.22
Granted	367,900	267,375	172,500	$25.24	$7.89	$4.43
Exercised	(283,750)	(142,875)	—	$5.07	$3.73	—
Forfeited	(14,250)	(37,875)	—	—	$5.37	—

Outstanding at December 31,	724,650	654,750	568,125	$22.18	$5.21	$3.59
Exercisable at December 31,	412,250	420,750	451,500	$6.27	$4.69	$3.47
Weighted-average fair value of options granted	85,250	267,375	172,500	$1.71	$7.33	$3.69

Total Options	Options			Weighted-Average Exercise Price
	2003	2002	2001	2003	2002	2001
Outstanding at January 1,	737,250	680,625	583,125	$5.45	$3.71	$3.72
Granted	367,900	327,375	195,000	$25.24	$7.93	$4.51
Exercised	(366,250)	(232,875)	(97,500)	$5.60	$3.89	$5.33
Forfeited	(14,250)	(37,875)	—	—	$5.37	—

Outstanding at December 31,	724,650	737,250	680,625	$22.50	$5.45	$3.71
Exercisable at December 31,	412,250	420,750	451,500	$6.14	$5.13	$3.65
Weighted-average fair value of options granted	85,250	267,375	172,500	$1.71	$7.35	$3.78

During 2001, 2002, and 2003, respectively, the range of exercise prices were $2.33 to $4.50; $7.73 to $10.84; and $12.34 to $37.59. During 2001, 2002, and 2003, respectively, the weighted average remaining contractual life of options outstanding were 8 years; 7 years; and 5 years. Exercise prices for options outstanding as of December 31, 2003 ranged from $2.67 to $29.65. The weighted average remaining contractual life of those options is 5 years.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Monetary amounts in columns expressed in thousands

(except per share information)

For stock options granted to non-employee service providers, the Company accounted for these grants in accordance with the fair value method in Statement 123. The fair value of these stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2002, and 2003, respectively: risk-free interest rate of 5.5%, 1.9%, and 1.9%; dividend yields of 0.0%; volatility factors of the expected market price of the Company’s common stock of 0.68, 1.05. and 1.25; and a weighted-average expected life of the option of 3.4 years. During 2001, a total of $74,000 was treated as a deferred cost in anticipation of the Company’s planned Placement in Private Equity which occurred in 2002. During 2002, a total of $306,000 was treated as a cost of raising capital in its Placement in Private Equity and therefore charged to additional paid-in-capital. No options were granted to outside consultants during 2003.

During April of 2002, 30,000 stock options (adjusted for May 2003 stock split) were granted to certain officers of the Company. Under these grants, the option holder was to receive a fixed number of stock options with an option price fixed at the date of grant only if certain earnings before income tax targets were achieved. Such grants are considered as variable under APB 25. In November of 2002, the Company rescinded these variable stock option grants replacing them with a cash bonus plan based on certain earnings before income tax targets being achieved in 2002. Additional stock options were not awarded to the impacted officers.

14. Shareholders Equity

Treasury Stock

On November 27, 2000, the Company’s Board of Directors authorized a share repurchase program to buy up to 300,000 shares in the open market. The Company repurchased 96,150 shares in 2000 and 13,200 shares in the 2001 in open market for an aggregate cost of $150,000 through December 31, 2001. These shares have been treated as treasury stock. All share quantities have been adjusted for the stock split which occurred in May 2003.

Dividend Policy

The Company has instituted a policy of having all of its subsidiaries (except Carey Agri) pay dividends to their respective shareholders, either the Company or Carey Agri. The subsidiaries, except for Carey Agri, will distribute 50% of their respective current years after tax profits except for those generated during the first year of ownership. The retained earnings prior to January 1, 2001 are not considered distributable. As at December 31, 2003, the Company’s subsidiaries, will provide for dividends of approximately $5,395,500 to Carey Agri and the Company. Based upon on the Company’s shareholdings CEDC will receive $925,900 and Carey Agri $4,469,600.

Redeemable Stock

Certain common stock issued in connection with the acquisition of Damianex was subject to a put option, which allows the seller to require the Company to repurchase the shares at $12.00 per share during the period between April 25, 2003 and April 29, 2003. The common stock attributable to this option has been classified as redeemable common stock at an amount of $12.00 per share ($1,781,000). The Put option expired unexercised on April 29, 2003 and the liability was transferred to shareholder equity.

Restricted Stock

The Company issues common stock as part of the consideration given in connection with its acquisitions. These securities are issued in private placements and are not publicly tradable. In addition, the recipients of these securities generally agree to contractual lock-up periods ranging from six months to three years, and the certificates representing these securities bear restrictive legends setting forth the restrictions on transfer. If the holder of these securities satisfies the holding period under Rule 144 of the Securities Act 1933 and

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Monetary amounts in columns expressed in thousands

(except per share information)

the lock-up period has expired, counsel for the Company will render an opinion to the transfer agent advising that the certificate representing the restricted securities can be reissued without restrictive legend.

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

For currency forward contracts, effectiveness is measured by using the forward-to-forward rate compared to the underlying economic exposure. The Company’s hedging policy was considered highly effective for the period in which the Company undertook hedging activities.

During the fourth quarter, the Company converted approximately 98% of its U.S. Dollar and EURO denominated debt into Polish zloty denominated debt and as a result the use of currency forward contracts was no longer necessary. As a result as at December 31, 2002 and 2003, there were no open forward contracts.

	2003	2002	2001
Net gains/(losses) recognized in income statement for years ended December 31,	$—	$(180,700)	$(334,224)

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Monetary amounts in columns expressed in thousands

(except per share information)

16. Subsequent events

There were no material events subsequent to December 31, 2003.

17. Quarterly financial information (Un-audited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2003	2002	2003	2002	2003	2002	2003	2002
Net Sales	$79,468	$42,650	$105,122	$71,458	$104,844	$66,508	$139,684	$113,349
Seasonality	18.5%	14.5%	24.5%	24.3%	24.4%	22.6%	32.6%	38.6%
Gross Profit	10,483	5,879	13,616	9,525	13,486	8,428	18,895	15,056
Gross Margin	13.2%	13.8%	13.0%	13.3%	12.9%	12.7%	13.5%	13.3%
Operating Income	3,140	1,298	5,148	3,158	4,929	1,766	8,950	6,392
Net Income	$1,917	$782	$3,459	$1,941	$3,604	$1,017	$6,095	$4,561
Net Income per Common Share—Diluted	$0.21	$0.12	$0.33	$0.24	$0.34	$0.12	$0.56	$0.50

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

PricewaterhouseCoopers Sp. z o.o. was engaged by the Company on March 18, 2003 to replace Ernst & Young Audit Sp. z o.o. (“E&Y”) as the Company’s independent public accountants. The decision to change accountants was recommended by the Audit Committee and approved by the Board.

E&Y’s reports on the Company’s financial statements for 2002 and 2001 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During 2002 and 2001, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of E&Y, would have caused them to make reference thereto in their reports on the financial statements for such years.

The Company provided E&Y with a copy of the foregoing disclosures and filed a copy of E&Y’s letter, dated March 28, 2003, stating that it found no basis for disagreement with such statements, with the Securities and Exchange Commission.

Item 9A.	Control and Procedures.

CEO and CFO Certifications. Exhibits 31.1 and 31.2 of this annual report are the certifications of the CEO and the CFO required by Rules 13a-14 and 15d-14 the Securities Exchange Act of 1934 (the “Certifications”). This section of the annual report contains the information concerning the evaluation of Disclosure Controls and changes to Internal Controls referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

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

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information with respect to our executive officers and directors is incorporated herein by reference to the proxy statement for the annual meeting of stockholders to be held on May 3, 2004.

Item 11.	Executive Compensation.

The information with respect to executive compensation is incorporated herein by reference to the proxy statement for the annual meeting of stockholders to be held on May 3, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information with respect to security ownership of is incorporated herein by reference to the proxy statement for the annual meeting of stockholders to be held on May 3, 2004.

Item 13.	Certain Relationships and Related Transactions.

The information with respect to certain relationships and related transactions is incorporated herein by reference to the proxy statement for the annual meeting of stockholders to be held on May 3, 2004.

Item 14.	Principal Accountant Fees and Services.

The information with respect to principal accountant fees and services transactions is incorporated herein by reference to the proxy statement for the annual meeting of stockholders to be held on May 3, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) The following consolidated financial statements of the Company and report of independent auditors are included in Item 8 of this Annual Report on Form 10-K.

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2002 and 2003

Consolidated Statements of Income for the years ended December 31, 2001, 2002 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31,

2001, 2002 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003

Notes to Consolidated Financial Statements.

(a)(2) Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Company’s consolidated financial statements or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference.

Exhibit Number	Exhibit Description

2.1	Contribution Agreement among Central European Distribution Corporation and William V. Carey, William V. Carey Stock Trust, Estate of William O. Carey and Jeffrey Peterson dated November 28, 1997 (filed as Exhibit 2.1 to the Registration Statement on Form SB-2, File No. 333-42387, with the Commission on December 17, 1997 [the “1997 Registration Statement”] and incorporated herein by reference)

2.2	Investment Agreement for Damianex S.A. dated April 22, 2002 (filed as Exhibit 2 to the Current Report on Form 8-K/A filed on May 14, 2002 and incorporated herein by reference)

2.3	Share Purchase Agreement for AGIS S.A. dated April 24, 2002 (filed as Exhibit 2.2 to the Current Report on Form 8-K/A filed on June 3, 2002 and incorporated herein by reference)

2.4	Share Purchase Agreement for Onufry S.A. dated October 15, 2002 between Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation and Zbigniew Trafalski, Henryk Gawin (filed as Exhibit 2.4 to the Annual Report on Form 10-K filed on March 14, 2003 and incorporated herein by reference)

2.5	Share Purchase Agreement for Dako Sp. z o.o. dated April 16, 2003 between Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation and Waclaw Dawidowicz and Mirosław Sokałski (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on May 14, 2003 and incorporated herein by reference)

2.6	Share Purchase Agreement for Panta Hurt Sp. z o.o. dated September 5, 2003 between Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation and Wlodzimierz Szydlarski, Sylwester Zakrzewski and Wojciech Piatkowski (filed as Exhibit 2.6 to the Quarterly Report on Form 10-Q filed on November 14, 2003 and incorporated herein by reference)

Exhibit Number	Exhibit Description

2.7	Share Purchase Agreement for Multi-Ex S.A. dated November 14, 2003 between Carey Agri International Sp. z o.o. and Piotr Pabianski and Ewa Maria Pabianska

2.8	Share Purchase Agreement for Multi-Ex S.A. dated November 14, 2003 between Central European Distribution Corporation and Piotr Pabianski

2.9	Share Purchase Agreement for Multi-Ex S.A. dated December 18, 2003 between Central European Distribution Corporation and Piotr Pabianski

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the 1997 Registration Statement and incorporated herein by reference)

3.2	Amended and Restated Bylaws

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the 1997 Registration Statement and incorporated herein by reference)

10.1	1997 Stock Incentive Plan as amended (filed as Exhibit A to the definitive Proxy Statement as filed with the Securities and Exchange Commission on April 1, 2003 and incorporated herein by reference)

10.2	Employment agreement with William V. Carey and CEDC dated as of August 1, 2001 (filed as Exhibit 10.2 to the Annual Report on Form 10-K filed on March 15, 2002 and incorporated herein by reference)

10.3	Employment Agreement dated June 8, 2000 between William V. Carey and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 10.15 to the Annual Report on Form 10-K filed on March 14, 2003 and incorporated herein by reference)

10.4	Employment agreement with Neil Crook and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 10.4 to the Annual Report on Form 10-K filed on March 15, 2002 and incorporated herein by reference)

10.5	Employment Agreement dated as of February 7, 2003 by and between the Company and Neil Crook (filed as Exhibit 10.14 to the Annual Report on Form 10-K filed on March 14, 2003 and incorporated herein by reference)

10.6	Employment agreement with Evangelos Evangelou and Central European Distribution Corporation dated September 16, 2001 (filed as Exhibit 10.5 to the Annual Report on Form 10-K filed on March 15, 2002 and incorporated herein by reference)

10.7	Employment Agreement dated September 20, 2002 between Carey Agri International Poland Sp. z o.o. and Evangelos Evangelou and annex dated January 1, 2003 to Employment Agreement between the Company and Evangelos Evangelou dated September 16, 2001 (filed as Exhibit 10.16 to the Annual Report on Form 10-K filed on March 14, 2003 and incorporated herein by reference)

10.8	Employment Agreement dated as of October 1, 2001 by and between the Company and James Archbold (filed as Exhibit 10.13 to the Annual Report on Form 10-K filed on March 14, 2003 and incorporated herein by reference)

10.9	Executive Bonus Plan (filed as Exhibit 10.6 to the Annual Report on Form 10-K filed on March 15, 2002 and incorporated herein by reference)

10.10	Lease Agreement for warehouse at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.15 to the Current Report on Form 8-K filed on April 16, 2001 and incorporated herein by reference)

10.11	Annex 2 to Lease Agreement dated February 19, 2003 for warehouse at Bokserska Street 66a, Warsaw, Poland

21	Subsidiaries of the Company

Exhibit Number	Exhibit Description

23.1	Consent of PricewaterhouseCoopers Sp. z o.o.

23.2	Consent and Opinion of Ernst & Young Audit Sp. Z o. o.

31.1	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on form 8-K in the last quarter of 2003

No Current Reports on Form 8-K were filed by the Company in the last quarter of 2003.

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

William V. Carey Chairman, President and Chief Executive Officer

Date: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM V. CAREY William V. Carey	Chairman, President and Chief Executive Officer (principal executive officer)	March 15, 2004

/s/ NEIL CROOK Neil Crook	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 15, 2004

/s/ DAVID BAILEY David Bailey	Director	March 15, 2004

/s/ N. SCOTT FINE N. Scott Fine	Director	March 15, 2004

/s/ TONY HOUSH Tony Housh	Director	March 15, 2004

/s/ ROBERT P. KOCH Robert P. Koch	Director	March 15, 2004

/s/ JAN W. LASKOWSKI Jan W. Laskowski	Director	March 15, 2004

/s/ RICHARD ROBERTS Richard Roberts	Director	March 15, 2004