Form 10-Q
period 2004-03-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2004-05-10
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                .

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12.b.2 of the Securities Exchange Act of 1934).  Yes  ☒    No  ☐

The number of shares outstanding of each class of the issuer’s common stock as of April 30, 2004:

Common Stock ($.01 par value)	10,800,746 shares

PART I

FINANCIAL INFORMATION

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share information)

	March 31, 2004	December 31, 2003
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$6,534	$6,229
Accounts receivable (net of allowance for doubtful accounts of $6,234 and $6,380 respectively)	74,897	90,071
Inventories	27,081	35,012
Prepaid expenses and other current assets	4,130	5,249
Deferred income taxes	1,074	1,201

TOTAL CURRENT ASSETS	$113,716	$137,762
Intangible assets, net	2,319	2,506
Goodwill, net	36,247	35,618
Tangible fixed assets, net	11,786	10,115
Deferred income taxes	1,169	1,382
Other assets	171	87

TOTAL ASSETS	$165,408	$187,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$49,155	$65,776
Short term bank loans and overdraft facilities	22,599	30,441
Current portion of long term debt	180	29
Current portion of obligations under capital leases	1,782	1,282
Income taxes payable	1,220	977
Taxes other than income taxes	1,176	1,230
Other accrued liabilities	2,062	3,011

TOTAL CURRENT LIABILITIES	78,174	102,746

Long-term debt, less current maturities	1,624	497
Long-term obligations under capital leases	1,206	1,173

STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common Stock ($0.01 par value, 20,000,000 shares authorized, 10,909,779 and 10,876,329 shares issued at March 31, 2004 and December 31, 2003, respectively)	109	109
Additional paid-in-capital	53,226	52,805
Retained earnings	33,646	30,536
Accumulated other comprehensive loss	(2,427)	(246)
Less Treasury Stock at cost (109,350 shares at March 31, 2004 and December 31, 2003)	(150)	(150)

TOTAL STOCKHOLDERS’ EQUITY	84,404	83,054

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,408	$187,470

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share information)

	Three months ended March 31, 2004	Three months ended March 31, 2003
Net sales	$110,477	$79,468
Cost of goods sold	96,711	68,985

Gross profit	13,766	10,483
Selling, general and administrative expenses, excluding depreciation and amortization	8,884	6,802
Depreciation and amortization	706	474
Bad debt provision	66	67

Operating income	4,110	3,140
Non operating income/(expense)
Interest income	43	27
Interest expense	(461)	(553)
Realized and unrealized foreign currency transaction (losses), net	(46)	(2)
Other income/(expense), net	20	(14)

Income before income taxes	3,666	2,598
Income tax expense	556	681

Net income	$3,110	$1,917

Net income per share of common stock, basic	$0.29	$0.21

Net income per share of common stock, diluted	$0.29	$0.20

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Capital Stock
	Issued No. of Amount Shares		In Treasury No. of Amount Shares		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders Equity
Balance at December 31, 2003	10,876	$109	109	$(150)	$52,805	$30,536	$(246)	$83,054
Net income for the three months ended March 31, 2004						3,110
Foreign currency translation adjustment							(2,181)

Comprehensive income for the three months ended March 31, 2004						3,110	(2,181)	929
Common stock issue in connection with acquisitions	5				159			159
Common stock issued in connection with options	28				262			262

Balance at March 31, 2004	10,909	$109	109	$(150)	$53,226	$33,646	$(2,427)	$84,404

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

(in thousands)

	Three months ended March 31, 2004	Three months ended March 31, 2003
OPERATING ACTIVITIES
Net income	$3,110	$1,917
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	706	474
Deferred income tax benefit	(40)	(29)
Bad debt provision	66	67
Changes in operating assets and liabilities:
Accounts receivable	15,320	18,075
Inventories	7,931	5,663
Prepayments and other current assets	1,119	(677)
Trade accounts payable	(16,621)	(25,347)
Income taxes and other taxes payable	189	130
Other accrued liabilities and other assets	(949)	232

Net Cash Provided By Operating Activities	10,831	505
INVESTING ACTIVITIES
Purchases of tangible fixed assets	(2,171)	(98)
Proceeds from sales of tangible fixed assets	428	—

Net Cash Used In Investing Activities	(1,743)	(98)
FINANCING ACTIVITIES
(Repayments) / Borrowings of short-term borrowings and overdraft facilities	(7,842)	296
Proceeds from long-term borrowings	1,278	—
Capital lease repayments	(396)	—
Net proceeds from private placement offering of Company’s common stock	—	(1,152)
Stock options exercised	262	1,004

Net Cash (Used in) / Provided By Financing Activities	(6,698)	148

Effect of exchange rate changes on cash and cash equivalents	(2,085)	(985)
Net increase / (decrease) in cash and cash equivalents	305	(430)
Cash and cash equivalents at beginning of period	6,229	2,237

Cash and cash equivalents at end of period	$6,534	$1,807

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Common stock issued for acquisitions	$159	$—

Capital leases amounts advanced	$799	$—

Supplemental disclosures of cash flow information
Interest paid	$406	$543
Income tax paid	$376	$839

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in tables expressed in thousands except per share information)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (CEDC), a Delaware corporation, and its subsidiaries (collectively referred to as the Company) operates primarily as a wholesale distributor of fine wines, beers and liquors across Poland. Based in Warsaw and operating through nine distribution centers and 58 satellite branches the Company offers a 24 hour delivery service of alcoholic beverages. Since its incorporation in September 1997, the Company has acquired 100% of the outstanding common stock or 100% of the voting rights of its 12 subsidiaries.

The Company through its various subsidiaries derives all its revenues in Poland.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of CEDC and its subsidiaries all of which the Company wholly owns or owns 100% of the voting rights. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in Polish Zloties (PLN) in accordance with Polish statutory requirements and the Accounting Act of 29 September 1994. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The unaudited interim financial statements should be read with reference to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

3.	COMPREHENSIVE LOSS

The Company’s equity investments are substantially all in Polish Zloty and gains or losses resulting from the restatement of these shareholder equity balances into U.S. Dollars are posted to the Comprehensive Loss Account. As a result of the depreciation of the Polish Zloty against the U.S. Dollar during the three-month period ending March 31, 2004, the Company incurred foreign currency translation losses of $2,181,000 on these equity investments. This movement means that the cumulative balance on the Comprehensive Loss Account was a loss of $2,427,000 as at March 31, 2004 and this has been reflected in the Consolidated Condensed Balance Sheet and Statements of Changes in Stockholder’s Equity (unaudited). The total of the accumulated other comprehensive loss consist solely of currency exchange adjustments. No tax benefit has been recorded.

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

	Three Months Ended March 31,
	2004	2003
Basic:
Net income	$3,110	$1,917

Weighted Average shares of common stock outstanding	10,790	9,009

Basic earnings per share	$0.29	$0.21

Diluted:
Net Income	$3,110	$1,917

Weighted Average shares of common stock outstanding	10,790	9,009
Effect of diluted effect employee stock options based on the treasury stock method.	106	389

Totals	10,896	9,398

Diluted earnings per share	$0.29	$0.20

During the three month period ended March 31, 2004, 28,450 stock options were exercised.

5.	ACQUISITIONS

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

While the Company made no new acquisitions in the three months ended March 31, 2004, it made three acquisitions during 2003. Assuming consummation of these acquisitions (Dako-Galant, Panta-Hurt and Multi-Ex) and the issuance of common shares as of January 1, 2003, the unaudited pro-forma consolidated operating results for the three months ended March 31, 2003 was as follows:

2003
Net sales	$111,597
Net income	$1,119
Net income per share data:
Basic earnings per share of common stock	$0.12
Diluted earnings per share of common stock	$0.12

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in tables expressed in thousands except per share information)

6.	BANK LOANS AND OVERDRAFT FACILITIES

The Company has banking facilities with six banks which are used to support both the Company’s acquisition strategy and its cash on delivery (COD) vodka purchasing requirements. During the fourth quarter of 2003, the Company secured group facilities from one of Poland leading banks so as to improve cash management throughout the group. The roll out of this group facility is expected to be completed by mid 2004.

The credit lines are only denominated Polish zloty:

	March 31, 2004	December 31, 2003
PLN (restated in U.S. Dollar equivalent)	$24,403	$30,967

	$24,403	$30,967

These facilities are disclosed in the financial statements as:

	March 31, 2004	December 31, 2003
Overdrafts	$22,599	$30,441
Long term debt – current portion	180	29
Total long term debt less current portion	1,624	497

Total	$24,403	$30,967

Principal repayments for the followings years	March 31, 2004	December 31, 2003

2004	$22,599	$30,441
2005	180	29
2006	180	497
2007	180	—
2007 plus	1,264	—

Total	$24,403	$30,967

Within the total overdraft facilities agreed as at March 31, 2004, $18.1 million remains available. These overdraft facilities are subject to renewal between April and December 2004 and the Company has not historically encountered any difficulties in successfully renegotiating them.

7.	LEASE OBLIGATIONS

In November 2000, the Company entered into a non-cancelable five-year operating lease, for its main warehouse and office in Warsaw, which stipulated monthly payments of $130,000. In February 2003, the Company renegotiated this lease by signing a seven-year agreement starting from May 1, 2003 at a lower rent of $96,000 per month. The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of March 31, 2004:

2004	$864
2005	1,152
2006	1,152
2007	1,152
2008	1,152

Thereafter	1,752

$7,224

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

The Company continues its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease at March 31, 2004 are as follows:

2004	$1,889
2005	1,279

$3,168
Less interest	(180)

$2,988

8.	INCOME TAXES

Total income tax expense varies from expected income tax expense computed at enacted Polish statutory rates (19% in 2004 and 27% in 2003) as follows:

	March 31,
	2004	2003
Tax at the Polish statutory rate	$697	$701
Temporary differences, net, U.S. tax losses	(50)	(107)
Movement in allowance for doubtful debts	22	46
Movements in accruals	(19)	(75)
Effect of foreign currency exchange rates on net deferred tax assets	(94)	113
Permanent differences		3

Total income tax expense	$556	$681

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

The Company’s 1997 Stock Incentive Plan (“Incentive Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, executives, and other employees (“employees”) of the Company and to non-employee service providers of the Company. The Incentive Plan authorizes, and the Company has reserve for future issuance, up to 1,072,725 shares of Common Stock (subject to anti-dilution adjustment in the event of a stock-split, recapitalization, or similar transaction). The Compensation Committee of the Board of Directors of the Company administers the Incentive Plan.

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

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 1.90%, dividend yields of 0.0%; volatility factors of the expected market price of the Company’s common stock of 1.25; and a weighted-average expected life of the option of 3.4 years.

The Black-Scholes option valuation method was developed for use in the estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock option have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Three Months to March 31,
	2004	2003
Net income as reported	$3,110	$1,917
Pro forma net income	$2,766	$1,863
Pro forma earnings per share:
Basic	$0.26	$0.21
Diluted	$0.26	$0.20

10.	SUBSEQUENT EVENTS

There have been no subsequent events since March 31, 2004.

11.	RECLASSIFICATIONS

Certain amounts in the 2004 consolidated condensed financial statements have been reclassified to be consistent with the 2003 financial statements. These reclassifications do not have a material effect on the financial statements.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

During 2003, the Company received a decision regarding a tax dispute in one of its subsidiaries which resulted in a tax obligation of $146,000, which was paid and expensed in the fourth quarter of 2003. The Subsidiary is still disputing the basis of the decision though should it fail to successfully argue its case there is a risk of a subsequent adjustment totaling $181,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.

This Form 10-Q, including, but not limited to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Investors are cautioned that forward-looking statements are not guarantees of future performance and that undue reliance should not be placed on such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements or to make any other forward-looking statements, whether as a result of new information, future events or otherwise unless required to do so by the securities laws.

The following discussion and analysis provides information which management believes is relevant to the reader’s assessment and understanding of the Company’s results of operations and financial condition and should be read in conjunction with the Consolidated Financial Statements and the notes thereto elsewhere in this report. Investors are also referred to the Risk Factors in the Company’s Form 10-K for the fiscal year ended December 31, 2003.

Overview

In order to aid understanding, we have prepared tables which segment our income statement information as presented in the financial statements into those elements which relate to operations acquired during the reporting period and those which relate to operations owned in both reporting periods. Key definitions are:

•	Total Operations Q1 2004: This is an extract from the income statement for total operations for the quarter ended March 31, 2004.

•	Operations Acquired 2003: This is the elimination of the amounts generated in the first quarter 2004 from operations acquired in 2003.

•	Continuing Operations Q1 2004: The results from elements of the Company which were owned for the first quarter of each reported year.

•	Total Operations Q1 2003: This is an extract from the income statement for total operations for the quarter ended March 31, 2003.

•	Core growth: the growth rates achieved between results from continuing operations as reported in the current year versus the continuing operations of the previous year.

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

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

“Operations acquired 2003” include the first quarter results for Dako-Galant (acquired April 5, 2003), Panta-Hurt (acquired September 15, 2003) and Multi-Ex (acquired November 15, 2003). These results have been excluded from continuing operations Q1 2004 to show the impact of a common three month period of ownership in both years.

	Total operations Q1 2004	Operations acquired 2003	Continuing operations Q1 2004	Total operations Q1 2003	Growth % from continuing operations
	($ in thousands)

Net Sales	$110,477	22,392	88,085	79,468	10.8%
Cost of goods sold, including excise taxes	96,711	19,607	77,104	68,985	11.8%

Gross profit	13,766	2,785	10,981	10,483	4.8%
as a percentage of sales	12.5%	12.4%	12.5%	13.2%
Selling, general and administrative expenses	8,884	1,723	7,161	6,802	5.3%
Depreciation and amortization	706	131	575	474	21.3%
Bad debt provision	66	(118)	184	67	174.6%

Operating income	4,110	1,049	3,061	3,140	(2.5%)
as a percentage of sales	3.7%	4.7%	3.5%	4.0%
Non operating income / (expense)
Interest income	43	5	38	27	40.7%
Interest expense	(461)	(198)	(263)	(553)	(52.4%)
Realized and unrealized foreign exchange losses	(46)	—	(46)	(2)
Other income / (expense), net	20	15	5	(14)

Income before taxes	3,666	871	2,795	2,598	7.6%
as a percentage of sales	3.3%	3.9%	3.2%	3.3%
Income tax expense	556	109	447	681

Net income	3,110	762	2,348	1,917	22.5%
as a percentage of sales	2.8%	3.4%	2.7%	2.4%

Net Sales

Total net sales for the three months ended March 31, 2004, increased by 39.0%, or $31.0 million, to $110.5 million. Net sales from continuing operations increased by 10.8%, or $8.6 million, to $88.1 million from $79.5 million for the same period in 2003. The increase in sales has been driven by the competitive pricing strategy we have applied over the past few months. The objective of this strategy has been to gain market share from our competitors.

Gross Profit

Total gross profit on net sales increased by 31.3% or $3.3 million. When expressed as a percentage of sales, total gross margins decreased from 13.2% to 12.5%. This overall reduction is due to two factors. Firstly we are addressing the market in an assertive manner so as to gain market share from our competitors. Secondly, the impending EU accession has meant that the supply chain is running down its inventories of EU sourced imported product while waiting for changes to import duty classifications due to come into effect from May 1, 2004.

Operating Expenses

	Total operations Q1 2004	Operations acquired 2003	Continuing operations Q1 2004	Total operations Q1 2003
Selling, general and administrative expenses, as a percentage of net sales	8.0%	7.7%	8.1%	8.6%
Bad debt expense, as a percentage of net sales	0.1%	(0.5%)	0.2%	0.1%

Total selling, general and administrative expenses (SG&A) increased by 30.6% from $6.8 million in the first quarter of 2003 to $8.9 million in the first quarter of 2004. When expressed as a percentage of net sales, SG&A fell from 8.6% to 8.0%. This improvement is attributable to the roll out of our cost reduction program based on centralization of core overhead supplies and the initial re-organization of the depot structure.

Total bad debt expense stayed constant year on year at around $66,000. As previously disclosed, in the absence of any special circumstances, the Company reserves for doubtful accounts are based on the ageing of the total accounts receivable.

Operating Income

Total operating income increased by 30.9%, or $1.0 million, to $4.1 million for the three months ended March 31, 2004. When expressed as a percentage of sales, total operating income was 3.7% for the three months ended March 31, 2004, as compared to 4.0% for the same period of 2003. Operating income from continuing operations decreased by 2.5% to $3.1 million for the three months ended March 31, 2004. As a percentage of sales, operating income from continuing operations decreased to 3.4% for the three months ended March 31, 2004 as compared to 4.0% for the same period of 2003. The increase in operating income was due to the factors noted above namely increased sales and margin combined with an increase of selling, general and administrative expenses.

Interest Expense

Total interest expense decreased $92,000, or 16.6%, from $553,000 for the three months ended March 31, 2003 to $461,000 for the three months ended March 31, 2004. Interest cover, being the number of times interest expense is “covered” by operating income and calculated as operating income divided by interest expense, has increased from 5.7 times in the first quarter of 2003 to 9.2 times in the first quarter of 2004. As mentioned in the overview, the Company makes extensive use of COD rebates when the discount offered is significantly better than the effective rate of bank borrowing.

Net Realized and Unrealized Foreign Currency Losses

The net change relating to foreign exchange losses increased from $2,000 in the first quarter of 2003 to $46,000 in the first quarter of 2004. These losses were the result of translation movements on trade payables to non Polish suppliers offset by opposite movements in inventories denominated in currencies other than the Polish zloty and held in the Company’s bonded warehouse.

Income Tax

The total tax charge for the period ending March 31, 2004 was $556,000, or 15.2% of pre-tax profits. For the same period in 2003, the charge was $681,000, or 26.2% of pre-tax profits. This reduction in effective rate is due to the change in base corporation tax rates from 27% down to 19%. This change came into effect from January 1, 2004.

Net Income

Total net income increased by 62.2% from $1,917,000 in the first quarter of 2003 to $3,110,000 in the first quarter of 2004. Net income from continuing operations increased by 22.5%. These increases were due to the factors noted above.

Statement of Liquidity and Capital Resources

During the three months ended March 31, 2004, the Company’s operating activities generated cash of $10.8 million compared to generating $0.5 million of cash during the three months ended March 31, 2003. Operating cash flows are generated by :

•	cash earnings defined as net earnings as adjusted for non-cash expense/income items such as depreciation.

•	movements in working capital, primarily the movements of trade receivables and payables as well as inventory.

•	movements in other current assets and liabilities.

The sources and uses of operating cash flows can be summarized as:

	Three months ended March 31,
	2004	2003
Cash earnings	$3,842	$2,429
Movements in working capital	6,630	(1,609)
Movements in other current assets/liabilities	359	(315)

Net cash generated by operating activities	$10,831	$505

The high sales concentration in December 2003 has flowed through to cash in the first quarter of 2004. Cash earnings increased 58% year on year mainly because of the increase in earnings as explained earlier. The Company’s drive for market share has been achieved through the use of pricing mechanisms as opposed to a relaxing of credit terms extended to clients. Debtor days as at March 31, 2004 (based on gross trade receivables excluding VAT) were 53.4 down from a December value of 56.0 days. Inventory rotation also improved falling from 28.5 days as at December 2003 to 24.7 days as at March 31, 2004. Our COD policy has stabilized at around 50% to 60% of domestic purchases. This means the movement of the amount invested into trade payables in the first quarter 2004 has not been as significant as it was in the first quarter of 2003.

The Company completed its investment in its new regional distribution center at the end of March 2004. This represents the bulk of the capital expenditure during the period.

Financing activities absorbed $6.7 million during the quarter as the Company reduced its short term debt following its strong sales in the fourth quarter of 2003.

The Company believes that its operating cash flow, together with borrowings under available credit facilities will be sufficient for its operating needs, other than future acquisitions, and debt servicing requirements as they come due.

As stated above, the movements on the comprehensive loss account are driven by the effect of exchange rate movements in Polish zloty denominated equity items within the balance sheet. Because of the size of the movement in this period, the Company has disclosed the item separately.

STATEMENT ON INFLATION AND CURRENCY FLUCTUATIONS

Inflation in Poland is projected at 2.4% for the whole of 2004, compared to actual inflation of 1.7% in 2003. For the first three months of 2004, the yearly inflation was 1.7%.

The Company’s operating cash flows and substantially all of its assets are denominated in Polish zloty. This means that the Company is exposed to translation risk both on its balance sheet and income statement. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the income statement is by the movement of the average exchange rate used to restate the income statement from Polish zloty to U.S. Dollars. The amounts shown as FX gains of losses on the face of the income statement relate only to realized gains losses on non Polish zloty denominated transactions.

During the three months ended March 31, 2004, the exchange rate for the Polish zloty versus the U.S. Dollar weakened from 3.7405 to 3.8813 or 3.8%.

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

Revenue Recognition

Revenue derived from beverage distribution is recognized when goods are shipped to customers and where a delivery acceptance note is signed by the customer has been returned to the Company. Sales are stated net turnover related customer discounts, an estimate of customer returns and sales tax (VAT). Revenue derived from retail operations (less than 1% of the total revenue) is recognized at the point of sale.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. Currently none of the Company’s loans are denominated in currencies other than its functional currency, the Polish Zloty. As a result in the three months ended March 31, 2004, the Company is not exposed to any risk from foreign exchange movements as regards its funding. The Company is exposed as regards its carrying of non Polish zloty balances for foreign suppliers, export sales and goods in bonded warehouses. As at March 31, 2004, these balances were not significant.

ITEM 4. CONTROLS AND PROCEDURES

CEO and CFO Certifications. Exhibits 31.1 and 31.2 of this quarterly report are the certifications of the CEO and the CFO required by Rules 13a-14 and 15d-14 the Securities Exchange Act of 1934 (the “Certifications”). This section of the quarterly report contains the information concerning the evaluation of Disclosure Controls and changes to Internal Controls referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment of Certificate of Incorporation

31.1	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the quarter ended March 31, 2004, the Company filed the following report on Form 8-K;

(i) February 6, 2004 – Reporting revised earnings guidance under Item 9 and filing the associated press release under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act Of 1934.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION (registrant)

Date: May 10, 2004	By:	/s/ WILLIAM V. CAREY

William V. Carey President and Chief Executive Officer

Date: May 10, 2004	By:	/s/ NEIL A.M. CROOK
Neil A.M. Crook Chief Financial Officer