Form 10-Q
period 2004-06-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2004-08-09
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD JANUARY 1, 2004 TO JUNE 30, 2004

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

The number of shares outstanding of each class of the issuer’s common stock as of July 28, 2004:

Common Stock ($.01 par value)                          16,348,211 shares

PART I

FINANCIAL INFORMATION

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share information)

	June 30, 2004	December 31, 2003
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$6,873	$6,229
Accounts receivable (net of allowance for doubtful accounts of $6,257 and $6,380 respectively)	85,229	90,071
Inventories	32,725	35,012
Prepaid expenses and other current assets	6,964	5,249
Deferred income taxes	526	1,201

TOTAL CURRENT ASSETS	$132,317	$137,762
Intangible assets, net	2,304	2,506
Goodwill, net	41,198	35,618
Equipment, net	13,658	10,115
Deferred income taxes	1,512	1,382
Other assets	184	87

TOTAL ASSETS	$191,173	$187,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$62,246	$65,776
Short term bank loans and overdraft facilities	27,225	30,441
Income taxes payable	362	977
Taxes other than income tax	1,632	1,230
Other accrued liabilities	2,808	3,011
Current portions of obligations under capital leases	2,199	1,282
Current portion of long term debt	186	29

TOTAL CURRENT LIABILITIES	96,658	102,746
Long term debt, less current maturities	1,695	497
Long term obligations under capital leases	1,033	1,173
STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common Stock ($0.01 par value, 40,000,000 shares authorized, 16,492,110 and 10,876,329 shares issued at June 30, 2004 and December 31, 2003, respectively)	165	109
Additional paid-in-capital	53,690	52,805
Retained earnings	38,162	30,536
Accumulated other comprehensive loss	(80)	(246)
Less: Treasury Stock at cost (164,025 shares at June 30, 2004 and 109,350 at December 31, 2003)	(150)	(150)

TOTAL STOCKHOLDERS’ EQUITY	91,787	83,054

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$191,173	$187,470

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share information)

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$133,004	$105,122	$243,481	$184,590
Cost of goods sold	116,368	91,506	213,079	160,491

Gross margin	16,636	13,616	30,402	24,099
Selling, general and administrative expenses, excluding amortization and depreciation	9,818	7,654	18,703	14,457
Depreciation of tangible fixed assets	618	461	1,204	827
Amortization of goodwill and trademarks	123	113	242	221
Bad debt provision	186	240	252	306

Operating Income	5,891	5,148	10,001	8,288
Non operating income/(expense)
Interest income	44	55	87	82
Interest expense	(535)	(472)	(996)	(1,025)
Realized and unrealized foreign currency transaction gains	104	103	58	102
Other (expense)/income, net	34	(82)	54	(96)

Income before taxes	5,538	4,752	9,204	7,351
Income tax expense	1,022	1,293	1,578	1,975

Net income	$4,516	$3,459	$7,626	$5,376

Net income per share of common stock, basic	$0.28	$0.22	$0.47	$0.37

Net income per share of common stock, diluted	$0.28	$0.22	$0.46	$0.36

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

(in thousands)

	Capital Stock
	Issued		In Treasury		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	No. of Shares	Amount	No. of Shares	Amount				Total
Balance at December 31, 2003	10,876	$109	(109)	$(150)	$52,805	$30,536	$(246)	$83,054
Net income for the six months ended June 30, 2004						7,626		7,626
Foreign currency translation adjustment							166	166

Comprehensive income for the six months ended June 30, 2004						7,626	166	7,792
Effect of stock split June 1, 2004	5,438	54	(55)		(54)
Stock issued for acquisitions	8				163			163
Stock options/warrants exercised by employees	170	2			776			778

Balance at June 30, 2004	16,492	165	(164)	$(150)	$53,690	$38,162	$(80)	$91,787

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(in thousands)

	Six months ended June 30, 2004	Six months ended June 30, 2003
	(unaudited)	(unaudited)
OPERATING ACTIVITES
Net income	$7,626	$5,376
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	1,446	1,049
Deferred income tax benefit/(expense)	549	(73)
Bad debt provisions Foreign exchange losses	252 (58)	306 (28)
Changes in:
Accounts receivable	8,677	13,250
Inventories	4,843	4,194
Prepaid expenses and other current assets	(1,785)	(570)
Trade accounts payable	(11,739)	(20,134)
Income and other taxes	(233)	596
Other accrued liabilities other current liabilities	(319)	(766)

Net Cash Provided By Operating Activities	9,259	3,200
INVESTING ACTIVITIES
Purchase of tangible fixed assets	(3,352)	(467)
Disposal of tangible fixed assets	302	—
Acquisition of business, net of cash acquired	(1,403)	(1,329)

Net Cash Used In Investing Activities	(4,453)	(1,796)
FINANCING ACTIVITIES
Payment of overdraft facility	(5,377)	(3,687)
Short term borrowings	(505)	—
Payment of short term borrowings	—	(5,132)
Long term borrowings	1,355	—
Payments of long term borrowings	—	(3,891)
Payment of capital leases	(657)	(346)
Net proceeds from Private Placement issuance of share	—	17,247
Net proceeds from exercise of employee and non-employee options	778	1,671

Net Cash (Used in)/Provided By Financing Activities	(4,406)	5,862

Effect of exchange rate changes on cash and cash equivalents	244	173
Net increase in Cash and cash equivalents	644	7,439
Cash and cash equivalents at beginning of period	6,229	2,237

Cash and cash equivalents at end of period	$6,873	$9,676

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES
Common stock issued in connection with acquisition of subsidiaries	$163	$847

Capital lease amounts advanced	$1,060	$347

Debt assumed in acquisition of businesses	$2,666	$770

Supplemental disclosures of cash flow information
Interest paid	$996	$964
Income tax paid	$2,269	$2,061

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(amounts in tables expressed in thousands except per share information)

1.	Organization and Description of Business

Central European Distribution Corporation (CEDC), a Delaware Corporation, and its subsidiaries (collectively referred to as the Company) operates primarily as a wholesale distributor of fine wines, beers and liquors across Poland. Based in Warsaw and operating through ten distribution centers and 70 satellite branches, the Company offers a 24 hour delivery service of alcoholic beverages to both the on and off trade. Since its incorporation in September 1997, the Company has acquired 100% of the outstanding common stock or 100% of the voting rights of its 14 subsidiaries.

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

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in Polish Zloties (PLN) in accordance with Polish statutory requirements and the Accounting Act of 29 September 1994. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The Company’s equity investments are substantially all in Polish Zloty and gains or losses resulting from the restatement of these shareholder equity balances into U.S. Dollars are posted to the Comprehensive Loss Account. As a result of the appreciation of the Polish Zloty against the U.S. Dollar during the six-month period ending June 30, 2004, the Company earned foreign currency translation gains of $166,000 on these equity investments. This movement means that the cumulative balance on the Comprehensive Loss Account is $80,000 as at June 30, 2004 and this has been reflected in the Consolidated Condensed Balance Sheet and Statements of Changes in Stockholders’ Equity. The total of the accumulated other comprehensive profit consist solely of currency exchange adjustments. No tax benefit has been recorded.

7

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(amounts in tables expressed in thousands except per share information)

4.	Earnings per share

Earnings per share of common stock is calculated under the provisions of SFAS No. 128, “Earnings per Share”. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Basic:
Net income	$4,516	$3,459	$7,626	$5,376

Weighted average shares of common stock outstanding	16,243	15,512	16,214	14,516

Basic Earnings Per Share	$0.28	$0.22	$0.47	$0.37

Diluted:
Net Income	$4,516	$3,459	$7,626	$5,376

Weighted average shares of common stock outstanding	16,243	15,512	16,214	14,516
Net effect of diluted stock options-based on the treasury stock method	115	276	243	276
Totals shares outstanding – fully diluted	16,358	15,788	16,457	14,792

Diluted Earnings Per Share	$0.28	$0.22	$0.46	$0.36

5.	Acquisitions

During the second quarter of 2004, the Company acquired 100% of the voting rights of Miro Sp. z o.o. based in western Poland. The Company also acquired from Saol Sp. z o.o. the assets and liabilities pertaining to alcohol distribution in the Krakow region. The acquisition was accounted for as a business combination. The Goodwill assumed and the assets acquired are outlined in the table below.

Table 5.2 Fair value of assets purchased and liabilities assumed

Six months ended June 30, 2004
Current Assets
Cash and cash equivalents	$217
Other Current Assets	6,900
Equipment, net	449
Current Liabilities	(8,345)
Bank loans and overdraft facilities	(2,666)
Net identifiable assets and liabilities	(3,445)
Goodwill on acquisition	4,814
Consideration paid, satisfied in shares	—
Consideration paid, satisfied in cash	(1,369)

Cash (acquired)	$217

Net Cash Outflow	$1,152

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(amounts in tables expressed in thousands except per share information)

5.	Acquisitions (cont’d)

Assuming the consummation of the Dako-Galant, Panta-Hurt, Multi-Ex, Miro and Saol acquisitions and the issuance of common shares as of January 1, 2003, the unaudited pro-forma consolidated operating results for the three and six months ended June 30, 2003 and June 30, 2004 were as follows:

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net sales	$138,726	$173,559	$258,803	$296,002
Net income	4,360	2,289	7,504	4,170
Net income per share data:
Basic EPS	$0.27	$0.15	$0.46	$0.29
Diluted EPS	$0.27	$0.14	$0.46	$0.28

6.	Bank Loans and Overdraft Facilities

The Company has banking facilities with six banks which are used to support both the Company’s acquisition strategy and its cash on delivery (COD) vodka purchasing requirements. During the fourth quarter of 2003, the Company secured group facilities from one of Poland’s leading banks so as to improve cash management throughout the group.

All the Company’s banking facilities are denominated in Polish Zloty (though restated here as U.S. Dollar equivalents) and consist of:

	June 30, 2004	December 31, 2003
Overdrafts	$13,592	$23,184
Short term debt	13,633	7,257
Long term debt – Current portion	186	29
Total long term debt less current portion	1,695	497

Total	$29,106	$30,967

Principal repayments for the followings years.	June 30, 2004	December 31, 2003
2004	$27,411	$30,441
2005	188	29
2006 & beyond	1,507	497

Total	$29,106	$30,967

Within the total overdraft facilities agreed as at June 30, 2004, $25.6 million remains available. These overdraft facilities have a one year term and are subject to renewal by December 2004. The Company expects that these facilities will be renewed in due course.

The weighted average interest rate for the six months ended June 30, 2004 was 6.42% and for the three months ended June 30, 2004 was 6.61%.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(amounts in tables expressed in thousands except per share information)

7.	Lease Obligations

In November 2000, the Company entered into a non-cancelable five-year operating lease for its main warehouse and office in Warsaw, which stipulated monthly payments of $130,000. In February 2003, the Company renegotiated this lease by signing a seven-year agreement starting from May 1, 2003 at a lower rent of $96,000 per month. The following is a schedule of the future rental payments under the non-cancelable operating lease as of June 30, 2004:

2004 July 1 to December 31	$576
2005 Full year	1,152
2006 Full year	1,152
2007 Full year	1,152
Thereafter	2,688

$6,720

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

During 2004, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease at June 30, 2004 are as follows:

2004	$2,495
2005	1,172

Total Future Repayments	$3,667
Less interest	(435)

Principle Due	$3,232

8.	Income Taxes

The Company operates in two tax jurisdictions, Delaware in the United States of America and Poland. All Polish subsidiaries file their own corporate tax returns as well as account for their own deferred tax assets. The Company does not file a tax return in Delaware based upon its consolidated income, simply upon that income statement for transactions occurring in the United States.

Total income tax expense varies from expected income tax expense computed at Polish statutory rates (19% in 2004 and 27% in 2003) as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Tax at Polish statutory rate	$1,052	$1,283	$1,749	$1,985
Temporary differences, net
U.S. Tax loss differential	(61)	(59)	(107)	(113)
Loss recovery in Polish tax	—	—	(68)	—
Other temporary differences	71	87	—	87
Effect of foreign currency exchange rates on net deferred tax assets	(49)	(28)	(9)	2
Permanent differences	9	10	13	14

Total income tax expense	$1,022	$1,293	$1,578	$1,975

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(amounts in tables expressed in thousands except per share information)

The tax liabilities of the Polish subsidiaries (including corporate income tax, Value Added Tax (VAT), social security and other taxes) may be subject to examinations by Polish tax authorities for up to five years from the end of the year the tax is payable. CEDC’s U.S. federal income tax returns are also subject to examination by the U.S. tax authorities. As the applications of tax laws and regulations, to transactions are susceptible to varying interpretations, amounts reported in the consolidated financial statements could be changed at a later date upon final determination by the tax authorities.

9.	Stock Option Plans and Warrants

The Company has elected to follow APB 25. Under APB 25, no compensation expense is recognized when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

The Company’s 1997 Stock Incentive Plan (“Incentive Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, executives, and other employees (“employees”) of the Company and to non-employee service providers of the Company. The Incentive Plan authorizes, and the Company has reserved for future issuance, up to 1,612,388 shares of Common Stock (subject to anti-dilution adjustment in the event of a stock-split, recapitalization, or similar transaction). The Compensation Committee of the Board of Directors of the Company administers the Incentive Plan.

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

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 1.91%; dividend yields of 0.0%; volatility factors of the expected market price of the Company’s common stock of 1.25; and a weighted-average expected life of the option of 3.4 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Three Months ended June 30		Six Months ended June 30
	2004	2003	2004	2003
Income as reported	$4,516	$3,459	$7,626	$5,376
Pro forma net income	$4,181	$2,493	$7,079	$4,410
Pro forma earnings per share: Basic	$0.26	$0.16	$0.44	$0.30
Diluted	$0.25	$0.16	$0.43	$0.30

10.	Matters Affecting Equity

During the six months ended June 30, 2004, several events occurred to increase the number of shares of common stock used within the earnings per share calculation. These events are briefly listed below.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(amounts in tables expressed in thousands except per share information)

10.	Matters Affecting Equity (cont’d)

On May 28, 2004, the Company effected a three for two stock split of its common stock to shareholders of record as of May 17, 2004. This stock split was accounted for as a stock dividend. Throughout these financial statements and the notes thereto, the amounts for share and per share data have been amended to reflect this stock split.

Employee options to purchase a total of 170,000 shares were exercised during the first half of 2004.

11.	Commitments and Contingent Liabilities

The Company is involved in litigation from time to time and has claims against it for matters arising in the ordinary course of business. In the opinion of management, the outcome of these litigations will not have a material adverse effect on the Company’s operations.

During 2003, the Company received a decision regarding a tax dispute in one of its subsidiaries which resulted in a tax obligation of $146,000, which was paid and expensed in the fourth quarter of 2003. The subsidiary is still disputing the basis of the decision, should the subsidiary fail to successfully argue its case, there is a risk of a subsequent adjustment totalling $181,000.

12.	Subsequent events

There have been no subsequent events of note since June 30, 2004.

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

Overview

In the six months ended June 30, 2004, Poland saw an increase in its inflation rate, which moved from 0.8% in the first six months of 2003 to 2.9% for the six months ending June 30, 2004. As a consequence, core-lending (3 month WIBOR) rates have increased slightly year over year, from 5.4% as at June 30, 2003 to 5.9% as at June 30, 2004.

High real interest rates have lead to the strengthening of the Polish Zloty versus the U.S. Dollar. At December 31, 2003, the Zloty/U.S. Dollar exchange rate was 3.74, whereas at June 30, 2004, it was 3.72 an appreciation of 0.8% as opposed to a depreciation of 1.5% in the six months ended June 30, 2003.

On May 1, 2004, Poland joined the European Union and, as a result, products manufactured within the EU will no longer be subject to import duties, which should have a positive impact on our future results as the pricing of our imported product portfolio becomes aligned with local product. It is important to note that while Poland joined the EU in May 2004, joining the EU does not automatically result in joining the European Monetary Union (EMU). This is a separate process with different admission requirements. Poland is currently forecasting joining the EMU in 2008.

Readers will also find frequent references to the term cash on delivery (COD). Normal trade terms from our Polish Vodka suppliers are 60 days; however, some of these suppliers offer significant discounts if we pay for goods when delivered. The discounts offered are considerably in excess of the effective rate we would pay for 60 day term loans under our bank facilities. Thus, the Company purchases approximately 45% of all goods on a cash-on-delivery basis.

Results of Operations: Six months ended June 30, 2004 compared with six months ended June 30, 2003

In order to aid understanding, we have prepared tables which segment our income statement information as presented in the financial statements into those elements which relate to operations acquired during the reporting period and those which relate to operations owned in both reporting periods. Key definitions are:

•	Total operations: the total results as stated in our financial statements, which includes the consolidated results for all subsidiaries for the period owned in the reporting period.

•	Continuing operations: the results for elements of the Company which were owned for the first six months of each reported year.

•	Operations acquired: The amounts due to operations acquired in both 2003 and 2004 which are not common to both periods presented.

Six Months Ended June 30	Total Operations 2003	Continuing Operations 2004	Operations Acquired	Total Operations 2004
	($ in thousands)
Net Sales	$184,590	$198,085	$45,396	$243,481
Cost of goods sold	160,491	172,765	40,314	213,079
Gross Profit	24,099	25,320	5,082	30,402
as a % of sales	13.1%	12.8%	11.2%	12.5%
Selling, general & administrative expenses	14,457	15,702	3,001	18,703
Depreciation of tangible fixed assets	827	987	217	1,204
Amortization of intangible assets	221	235	7	242
Bad debt provisions	306	371	(119)	252
Total operating expenses	15,811	17,295	3,106	20,401
as a % of sales	8.6%	8.7%	6.8%	8.4%
Operating Income	8,288	8,025	1,976	10,001
as a % of sales	4.5%	4.1%	4.4%	4.1%
Interest income	82	68	19	87
Interest expense	(1,025)	(700)	(296)	(996)
Realized and unrealized foreign currency gains	102	58	—	58
Other income/(expense)	(96)	1	53	54
Income before tax	7,351	7,452	1,752	9,204
as a % of sales	4.0%	3.8%	3.9%	3.8%
Taxes	1,975	1,292	286	1,578
as a % of income before tax	26.9%	17.3%	16.3%	17.1%
Net Income	5,376	6,160	1,466	7,626
as a % of sales	2.9%	3.1%	3.2%	3.1%

Net Sales and Gross Profit

Total net sales for the six months ended June 30, 2004 increased 31.9%, or $58.9 million, to $243.5 million. Net sales from continuing operations increased by 7.3% or $13.5 million.

Total gross profit increased 26.2%, or $6.3 million, to $30.4 million though total gross margins have declined by 0.6% to 12.5% which is in line with previously reported Company guidance. Gross profits from continuing operations increased 5.1%, or $1.2 million. As a percentage of sales, gross profit from continuing operations decreased 0.3% to 12.8%.

On May 1, 2004, Poland joined the European Union (EU). This accession finally removes all duty restrictions on goods imported from the EU as well as reducing duty rates for countries with which the EU has regional agreements. For the first six months to 2004 the Company has been able to grow its sales of imported products by over 10% with particularly strong growth in wines which grew nearly 40%. The table below shows the growth in value of imported products over the past six months. The Company is expecting double digit growth rates on its imported products to continue.

$000’s	Six months ended June 30, 2003	Six months ended June 30, 2004
Imported Beers	$3,520	$3,173
Imported Spirits	2,857	2,749
Imported Wines	4,172	5,826
Other Imported Product	427	361
Total Imported Product	$10,976	$12,109

Sales of domestic vodka make up 70% of the total sales mix which is consistent with the prior year.

Operating Expenses

Selling, general and administrative expenses from total operations increased 29.4%, or $4.2 million, which was generally in line with total sales growth. The increase attributable to continuing operations were 8.6% and again in line with corresponding sales growth.

Depreciation of fixed assets from total operations increased 45.6% primarily because of the inclusion in the six months ended June 30, 2004 of the acquisitions. The increase attributable to continuing operations was 19.3%. During the six months ending June 30, 2003 and 2004, the Company brought on line its investment in systems upgrades and fleet rotation which has lead to the increase in depreciation.

Provisions for doubtful debts have declined in total by 17.6%. The Company’s provisioning policy is based on the age profile of the underlying trade receivables. Over the past two years, the Company has been applying this policy so as to accumulate and maintain sufficient reserves. As the Company has also been very focused on managing its debt and levels of exposure to specific client and client groups, it has been able to improve its collections.

As a result of the above, total operating expenses increased by 29.0% or $4.6 million. Operating expenses from continuing operations only increased by 9.4%, or $1.5 million.

Operating Income

Operating income from total operations increased 20.7%, or $1.7 million. Operating income from continuing operations decreased 3.2%, or $263,000. The reduction in operating income from continuing operations is more fully explained in the section discussing the results for the three months ended June 30 below. When expressed as a percentage of sales, operating income from continuing operations decreased to 4.1% compared to 4.5% for the six months ended June 30, 2003.

Net Interest Expense

Net interest expense from total operations decreased 3.6%, or $34,000, and net interest expense from continuing operations decreased 31.7%. Net interest cover for total operations has increased from 8.8 times for the six months ended June 30, 2003 to 11.0 times for the same period in 2004.

Net Gains / Losses from Foreign Currency

The net gains from foreign currency transactions have decreased from $102,000 for the six months ended June 30, 2003 to $58,000 for the same period in 2004.

Income Tax

The total taxation charge has decreased 20.1%, or $0.4 million, to $1.6 million as a result of a reduction in the applicable tax rate (from 27% to 19%) which was partially offset by an increase in total profit before tax of $1.8 million.

Net Income

As a result of the factors noted above, total net income increased 41.9%, or $2.3 million, and net income from continuing operations increased 14.6%, or $0.8 million. When expressed, as a percentage of sales net income, during the six months ended June 30, 2003 was 2.9% where as for the six months ended June 30, 2004, total net income was 3.1% and net income from continuing operations was 3.1%.

Results of Operations: Three months ended June 30, 2004 compared with three months ended June 30, 2003

In order to aid understanding, we have prepared tables which segment our income statement information as presented in the financial statements into those elements which relate to operations acquired during the reporting period and those which relate to operations owned in both reporting periods. Key definitions are:

•	Total operations: the total results as stated in our financial statements, which includes the consolidated results for all subsidiaries for the period owned in the reporting period.

•	Continuing operations: the results for elements of the Company which were owned for the second quarter of each reported year.

•	Operations acquired: The amounts due to operations acquired in both 2003 and 2004 which are not common to both periods presented.

Three Months Ended June 30	Total Operations 2003	Continuing Operations 2004	Operations Acquired	Total Operations 2004
	($ in thousands)
Net Sales	$105,122	$110,000	$23,004	$133,004
Cost of goods sold	91,506	95,661	20,707	116,368
Gross Profit	13,616	14,339	2,297	16,636
as a % of sales	13.0%	13.0%	10.0%	12.5%
Selling, general & administrative expenses	7,654	8,532	1,286	9,818
Depreciation of tangible fixed assets	461	524	94	618
Amortization of intangible assets	113	123	—	123
Bad debt provisions	240	187	(1)	186
Total operating expenses	8,468	9,366	1,379	10,745
as a % of sales	8.1%	8.5%	6.0%	8.1%
Operating Income	5,148	4,973	918	5,891
as a % of sales	4.9%	4.5%	4.0%	4.4%
Interest income	55	30	14	44
Interest expense	(472)	(380)	(155)	(535)
Realized and unrealized foreign currency gains	103	104	—	104
Other income/(expense)	(82)	(1)	35	34
Income before tax	4,752	4,726	812	5,538
as a % of sales	4.5%	4.3%	3.5%	4.2%
Taxes	1,293	773	249	1,022
as a % of income before tax	27.2%	16.4%	30.7%	18.5%
Net Income	3,459	3,953	563	4,516
as a % of sales	3.3%	3.6%	2.4%	3.4%

Net Sales and Gross Profit

Total net sales for the three months ended June 30, 2004 increased 26.5%, or $27.9 million, to $133.0 million. Net sales from continuing operations, increased by 4.6% or $4.9 million though this is diluted by the planned downsizing of one of our 2003 acquisitions. Excluding the subsidiary being downsized, sales from continuing operations increased by 11% during the three months ended June 30, 2004.

Total gross profit increased 22.2%, or $3.0 million, to $16.6 million. Total gross margins have remained at 12.5% which is in line with the Company’s previously reported guidance for the year. Gross profits from continuing operations increased 5.3%, or $0.7 million, however, after adjusting for the unit being downsized, gross margins from continuing operations increased to 11.8%. Gross margins from continuing operations have remained unchanged from last year at 13%.

On May 1, 2004, Poland joined the European Union (EU). This accession finally removes all duty restrictions on goods imported from the EU as well as reducing duty rates for countries with which the EU has regional agreements. The final elimination of cross border duties significantly increased our performance in imported product, particularly wines, sales of which post accession increased by over 58%. Strong post accession increases were also seen in imported spirits which showed a 31% increase. Beer sales, both of domestic and our imported brands, fell as unseasonably cold weather in the second quarter depressed beer sales by approximately 15%.

	2003			2004
(Sales in $000’s)	April	May and June	Quarter	April	May and June	Quarter
Imported Beers	$672	$1,507	$2,179	$544	$1,313	$1,857
Imported Spirits	629	979	1,608	286	1,281	1,567
Imported Wines	804	1,482	2,286	988	2,341	3,329
Other Imported Product	82	171	253	30	169	199

Total Imported Product	$2,187	$4,139	$6,326	$1,848	$5,104	$6,952

Sales of domestic vodka make up 70% of the total sales mix which is consistent with the prior year.

Operating Expenses

Selling, general and administrative expenses from core operations increased 11.5% and selling, general and administrative expenses from total operations increased 28.3% generally in line with the overall sales increase.

Depreciation of fixed assets from continuing operations increased 13.7%. During the second quarter of 2004, the Company continued to invest in systems upgrades and fleet rotation which led to increased depreciation.

Provisions for doubtful debts from total operations decreased by 22.5%, or $54,000, and from continuing operations decreased 22.1%, or $53,000.

In total, operating expenses increased by 26.9%, or $2.3 million, in line with total sales increases and mainly due to the inclusion of the acquired companies. Operating expenses from continuing operations increased by 10.6%, or $0.9 million.

Operating Income

Operating income from total operations increased 14.4%, or $0.7 million, primarily for the reasons mentioned above. Operating income from continuing operations decreased by 3.4% following the reduction in gross margin which was in line with previous Company guidance. After adjusting for the downsizing in one subsidiary, the general increase in operating margins from continuing operations was 6.3%. When expressed as a percentage of sales, operating income from continuing operations decreased to 4.5% for the three months ended June 30, 2004 compared to 4.9% for the three months ended June 30, 2003.

Net Interest Expense

Net interest expense for total operations increased 17.7%, or $74,000, and net interest expense from continuing operations decreased 19.5%. Net interest cover for total operations decreased from 12.3 times for the three months ended June 30, 2003, to 12.0 times for the same period in 2004.

Net Gains / Losses from Foreign Currency

The net impact of foreign currency transactions have changed from gains of $103,000 for the three months ended June 30, 2003 to a gain of $104,000 for the same period in 2004.

Income Tax

Total taxation decreased 21.0%, or $271,000, to $1,022,000. This decrease is due both to an increase in total income before tax of $786,000 and a reduction of the corporate income tax rate for 2004 to 19% compared to 27% in 2003.

Net Income

As a result of the factors noted above total net income increased 30.6%, or $1.1 million, and net income from continuing operations increased 14.3%, or $494,000. When expressed as a percentage of sales, net income from total operations during the three months ended June 30, 2003 was 3.3% where as, for the three months ended June 30, 2004 , total net income was 3.3% and from continuing operations was 3.4%.

Statement of Liquidity and Capital Resources

During the six months ended June 30, 2004, the Company’s operating activities generated $9.3 million of cash compared to generating $3.2 million of cash during the six months ended June 30, 2003. Operating cash flows are generated by :

•	cash earnings defined as net earnings as adjusted for non-cash expense/income items such as depreciation;

•	movements in working capital, primarily the movements of trade receivables and payables as well as inventory; and

•	movements in other current assets and liabilities.

The sources and uses of operating cash flows can be summarized as:

	Six months ended June 30, 2004	Six months ended June 30, 2003
Cash adjusted net income	$9,815	$6,630
Net movement in inventories, receivables and payables	1,781	(2,690)
Net movement in other current assets/liabilities	(2,337)	(740)

Net cash provided by operations	$9,259	$3,200

The net cash provided by operating activities increased by $6.1 million for the first six months of 2004 to a positive $9.3 million compared to a positive $3.2 million for the first six months of 2003. The above table demonstrates the components of cash generated from operations. Cash adjusted net income, being net earnings as adjusted for non cash items within the income statement, increased by 48% consistent with the overall increase in net earnings. The Company has also been giving considerable focus to working capital management and hence cash generation. To reduce working capital requirements the Company has implemented:

•	Stronger controls and guidelines over inventory rotation rates,

•	Stricter credit control to the point of holding back sales growth if the anticipated return is too low, and

•	Improved terms with suppliers following increased volumes.

The Company completed its investment in its new regional distribution center at the end of March 2004. This represents the bulk of the capital expenditures on tangible fixed assets during the six months ended June 30, 2003 period. The Company also acquired 100% of the voting share capital of Miro Sp. Z o.o. and the net distribution assets and liabilities of Saol Sp. Z.o.o relating to alcohol distribution in the Krakow Region during the second quarter 2004.

Financing activities absorbed $4.4 million during the six months ended June 30, 2004 as the Company reduced its short term debt following collection on receivables generated by strong year end 2003 sales.

The Company believes that its operating cash flow, together with borrowings under available credit facilities, will be sufficient for its operating needs, other than future acquisitions, and debt servicing requirements as they come due.

As stated above, the movements in the Comprehensive Loss Account are driven by the effect of exchange rate movements in Polish Zloty denominated equity items within the balance sheet. Because of the size of the movement in this period, the Company has disclosed the item separately.

Statement on Inflation and Currency Fluctuations

Inflation in Poland is projected at 3.0% for the whole of 2004, compared to 1.3% for 2003. For the first six months of 2004, the inflation rate was 2.9%. The share of purchases denominated in non-Polish currencies during the first six months of 2004 decreased resulting in lower foreign exchange exposure for purchases. The Zloty has appreciated 0.5% against the U.S. Dollar during the first six months of 2004.

Seasonality

The Company’s working capital requirements are seasonal, and are normally highest in the months of November and December. Liquidity normally improves when collections are made on the higher year end sales during the month of January.

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

Intangible Assets

Intangible assets consist primarily of acquired trademarks. The trademarks are amortized on a straight-line basis over the period of expected economic benefit which is currently estimated at 10 years. The Company assesses the recoverability of its trademarks at least once a year or whenever adverse events, changes in circumstances or business climate for individual business units may not be sufficient to support the recorded trademarks. If undiscounted cash flows are not sufficient to support the recorded trademarks, an impairment charge will be recognized to reduce the carrying value of the recorded trademarks to an appropriate level. No such charge has been considered necessary in the period being reported.

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

Shipping and Handling Costs

Where the Company has incurred costs in shipping goods to its warehouse facilities these costs are recorded as part of inventory and then as cost of goods sold. Shipping and handling costs associated with distribution to customers are recorded in Selling, General and Administrative costs and are expensed as incurred.

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

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. As a result of our operating primarily in Poland and our financing activities, we are exposed to changes in interest rates and foreign currency exchange rates as well as currency translation risk that may adversely affect our results of operations and financial position. During the period from December 31, 2003 to June 30, 2004, there were no developments which would result in material changes to the information provided by us regarding our exposure to these risks as of December 31, 2003.

The Company’s operations are conducted primarily in Poland and its functional currency is the Polish Zloty. As a result, substantially all of our financial assets (such as cash and cash equivalents, accounts receivable, accounts payable, inventories and bank debt) are subject to currency translation risk when reported in U.S. Dollars.

Our commercial foreign exchange exposure mainly arises from the purchase of imported alcoholic beverage in currencies other than our functional currency of the Polish Zloty. Thus, accounts payable for imported beverages are billed in various currencies and the Company is subject to short-term changes in the currency markets for product purchases. The Company also operates a bonded warehouse where the inventory acquired from foreign suppliers is recorded in its source currency. Thus, any currency movement on trade payables resulting from either a strengthening or weakening of the Polish Zloty against a foreign supplier’s currency may be partially offset by an opposite movement relating to inventories recorded in the imported currency.

Bank borrowings are sensitive to interest rate risks as they usually bear interest at variable rates and are denominated in various currencies. The Company does not enter into any hedging arrangements in regards to its interest risk exposure (i.e., interest rate swaps or forward rate agreements).

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

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed for the purpose of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 (such as this quarterly report), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Internal Controls are designed for the purpose of providing reasonable assurance that the Company’s assets are safeguarded from improper use and that the Company’s transactions are properly authorized, recorded and reported so as to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles.

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

PART II. OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	On May 28, 2004, the Company issued 5,459,139 shares of common stock as a stock dividend to holders of record on May 17, 2004. The securities were issued in reliance on the Staff’s “no-sale” position with respect to stock dividends.

(b)	Pursuant to an agreement dated May 14, 2004, the Company issued 11,468 shares of common stock, valued at $249,391, as partial consideration for the acquisition of 100% of Miro Sp. z o.o. The shares were delivered by the Company on July 14, 2004. These shares were issued pursuant to the exemption from registration provided by Regulation S under the Securities Act. The securities were issued in off-shore private placements in reliance on Regulation S to entities which are not “United States persons” as defined by Regulation S. The stock certificates for all such securities bear a legend indicating that the stock is restricted and may not be sold in the United States without registration or an exemption from such requirements. Further, the holders have agreed to a one-year lock-up period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its annual meeting of stockholders on May 3, 2004.

(b)	At the meeting, directors were elected, amendments to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 40,000,000 were approved and the Company’s selection of independent public auditors for the 2004 fiscal year was ratified.

The votes cast for, against and withheld for each nominee for director were as follows:

Nominees	FOR	AGAINST	WITHHOLD AUTHORITY TO VOTE
William. V Carey	7,954,978	0	287,809
David Bailey	8,017,854	0	224,933
N. Scott Fine	7,900,664	0	342,123
Tony Housh	8,017,854	0	224,933
Bobby Koch	8,017,854	0	224,933
Jan Laskowski	8,029,228	0	233,559
Richard Roberts	7,954,976	0	287,811

The amendments to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 40,000,000 were approved by a vote of 7,541,169 votes (69.8% of the total eligible votes) in favor and 693,155 votes (6.4% of the total eligible votes) against with 8,467 votes abstaining and one broker non-vote.

The selection of independent public auditors was approved by a vote of 8,202,756 (75.9% of the total eligible votes) in favor and 37,300 votes (4% of the total eligible votes) against with 2,730 votes abstaining and one broker non-vote.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit

Exhibit number	Exhibit description

2.10	Share Purchase Agreement for Miro Sp. z o.o. dated May 14, 2004 between Carey Agri International Poland Sp. z o.o., and Central European Distribution Corporation and Miroslaw Grzadkowski and Jacek Grzadkowski

31.1	Certificate of the CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certificate of the CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

During the quarter ended June 30, 2004, the Company filed the following reports on Form 8-K;

(i)	May 11, 2004 – Reporting under Item 12 the announcement of the Company’s preliminary first quarter 2004 results and filing the associated press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION (registrant)

Date: August 9, 2004	By:	/s/ WILLIAM V. CAREY

William V. Carey President and Chief Executive Officer

Date: August 9, 2004	By:	/s/ NEIL A.M. CROOK

Neil A.M. Crook Chief Financial Officer