Form 10-Q
period 2004-09-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2004-11-09
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD                          TO

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

The number of shares outstanding of each class of the issuer’s common stock as of October 28, 2004:

Common Stock ($.01 par value)                          16,411,942 shares

PART I

FINANCIAL INFORMATION

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share information)

	September 30, 2004	December 31, 2003
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$11,732	$6,229
Accounts receivable (net of allowance for doubtful accounts of $8,112 and $6,380 respectively)	82,232	90,071
Inventories	29,998	35,012
Prepaid expenses and other current assets	6,068	5,249
Deferred income taxes	965	1,201

TOTAL CURRENT ASSETS	$130,995	$137,762
Intangible assets, net	2,236	2,506
Goodwill, net	43,815	35,618
Equipment, net	15,577	10,115
Deferred income taxes	1,465	1,382
Other asset	361	87

TOTAL ASSETS	$194,449	$187,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$57,570	$65,776
Short term bank loans and overdraft facilities	25,244	30,441
Income taxes payable	355	977
Taxes other than income tax	2,642	1,230
Other accrued liabilities	2,476	3,011
Current portions of obligations under capital leases	3,162	1,282
Current portion of long term debt	292	29

TOTAL CURRENT LIABILITIES	91,741	102,746
Long term debt, less current maturities	1,752	497
Long term obligations under capital leases	1,222	1,173
STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common Stock ($0.01 par value, 40,000,000 shares authorized, 16,554,731 and 10,876,329 shares issued at September 30, 2004 and December 31, 2003, respectively)	165	109
Additional paid-in-capital	54,409	52,805
Retained earnings	43,258	30,536
Accumulated other comprehensive income	2,052	(246)
Less: Treasury Stock at cost (164,025 shares at September 30, 2004 and 109,350 at December 31, 2003)	(150)	(150)

TOTAL STOCKHOLDERS’ EQUITY	99,734	83,054

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$194,449	$187,470

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share information)

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$145,831	$104,844	$389,312	$289,435
Cost of goods sold	127,525	91,358	340,605	251,850

Gross margin	18,306	13,486	48,707	37,585
Selling, general and administrative expenses, excluding amortization and depreciation	10,821	7,961	29,523	22,432
Depreciation of tangible fixed assets	729	422	1,933	1,249
Amortization of trademarks	126	116	369	338
Bad debt provision	223	58	474	364

Operating Income	6,407	4,929	16,408	13,202
Non operating income/(expense)
Interest income	60	55	147	137
Interest expense	(579)	(303)	(1,576)	(1,329)
Realized and unrealized foreign currency transaction gains	226	4	284	105
Other (expense)/income, net	22	(51)	77	(143)

Income before taxes	6,136	4,634	15,340	11,972
Income tax expense	1,040	1,030	2,618	3,005

Net income	$5,096	$3,604	$12,722	$8,967

Net income per share of common stock, basic	$0.31	$0.23	$0.78	$0.60

Net income per share of common stock, diluted	$0.31	$0.22	$0.77	$0.58

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

(in thousands)

	Capital Stock				Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Issued		In Treasury					Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2003	10,876	$109	(109)	$(150)	$52,805	$30,536	$(246)	$83,054
Net income for the nine months ended September 30, 2004						12,722		12,722
Foreign currency translation adjustment							2,298	2,298

Comprehensive income for the nine months ended September 30, 2004						12,722	2,298	15,020
Effect of stock split June 1, 2004	5,438	54	(55)		(54)
Stock issued for acquisitions	30				673			673
Stock options/warrants exercised by employees and non-employees	210	2			985			987

Balance at September 30, 2004	16,554	165	(164)	$(150)	$54,409	$43,258	$2,052	$99,734

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(in thousands)

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$12,722	$8,967
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	2,302	1,587
Deferred income tax (benefit)/expense	(157)	35
Bad debt provisions	474	364
Foreign exchange losses	5	(22)
Changes in:
Accounts receivable	10,658	16,825
Inventories	7,446	6,022
Prepaid expenses and other current assets	(148)	(223)
Trade accounts payable	(17,325)	(27,523)
Income and other taxes	799	376
Other accrued liabilities and other current liabilities	(679)	(1,330)

Net Cash Provided By Operating Activities	16,097	5,078
INVESTING ACTIVITIES
Purchase of tangible fixed assets	(4,213)	(1,467)
Disposal of tangible fixed assets	275	280
Acquisition of business, net of cash acquired	(1,402)	(2,581)

Net Cash Used In Investing Activities	(5,340)	(3,768)
FINANCING ACTIVITIES
Payment of overdraft facility	(4,029)	(3,440)
Short term borrowings	—	—
Payment of short term borrowings	(3,842)	(2,013)
Long term borrowings	1,518	—
Payments of long term borrowings	—	(9,480)
Payment of capital leases	(1,733)	(386)
Net proceeds from Private Placement issuance of share	—	19,307
Net proceeds from exercise of employee and non-employee options	987	1,784

Net Cash (Used in)/Provided By Financing Activities	(7,099)	5,772

Effect of exchange rate changes on cash and cash equivalents	1,845	(1,003)
Net increase in cash and cash equivalents	5,503	6,079
Cash and cash equivalents at beginning of period	6,229	2,237

Cash and cash equivalents at end of period	$11,732	$8,316

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES
Common stock issued in connection with acquisition of subsidiaries	$673	$1,124

Capital lease amounts advanced	$1,933	$1,192

Debt assumed in acquisition of businesses	$2,674	$1,771

Supplemental disclosures of cash flow information
Interest paid	$1,576	$1,329
Income tax paid	$3,425	$3,070

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(amounts in tables expressed in thousands except per share information)

1.	Organization and Description of Business

Central European Distribution Corporation (CEDC), a Delaware Corporation, and its subsidiaries (collectively referred to as the Company) operates primarily as a wholesale distributor of fine wines, beers and liquors across Poland. Based in Warsaw and operating through 11 distribution centers and 65 satellite branches, the Company offers a 24 hour delivery service of alcoholic beverages to both the on and off trade. Since its incorporation in September 1997, the Company has acquired 100% of the outstanding common stock or 100% of the voting rights of its 14 subsidiaries.

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

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in Polish Zloties (PLN) in accordance with Polish statutory requirements and the Accounting Act of 29 September 1994. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this Form 10-Q does not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

3.	Comprehensive Income

The Company’s equity investments are substantially all in Polish Zloty and gains or losses resulting from the restatement of these shareholder equity balances into U.S. Dollars are posted to the Comprehensive Income Account. As a result of the appreciation of the Polish Zloty against the U.S. Dollar during the nine-month period ending September 30, 2004, the Company earned foreign currency translation gains of $2,298,000 on these equity investments. This movement means that the cumulative balance on the Comprehensive Income Account is $2,052,000 as at September 30, 2004 and this has been reflected in the Consolidated Condensed Balance Sheet and Statements of Changes in Stockholders’ Equity. The total of the accumulated other comprehensive profit consist solely of currency exchange adjustments. No tax benefit has been recorded.

4.	Earnings per share

Earnings per share of common stock is calculated under the provisions of SFAS No. 128, “Earnings per Share”. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Basic:
Net income	$5,096	$3,604	$12,722	$8,967

Weighted average shares of common stock outstanding	16,363	15,909	16,264	14,985

Basic Earnings Per Share	$0.31	$0.23	$0.78	$0.60

Diluted:
Net Income	$5,096	$3,604	$12,722	$8,967

Weighted average shares of common stock outstanding	16,363	15,909	16,264	14,985
Net effect of diluted stock options-based on the treasury stock method	125	179	358	599
Totals shares outstanding – fully diluted	16,488	16,088	16,622	15,584

Diluted Earnings Per Share	$0.31	$0.22	$0.77	$0.58

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(amounts in tables expressed in thousands except per share information)

5.	Acquisitions

During the second quarter of 2004, the Company acquired 100% of the voting rights of Miro Sp. z o.o. based in western Poland. The Company also acquired from Saol Sp. z o.o. the assets and liabilities pertaining to alcohol distribution in the Krakow region. During the third quarter, the Company acquired from Urdom Sp. z o.o. certain trading assets and liabilities pertaining to alcohol distribution in the Czestochowa region. These acquisitions have been accounted for as a business combination. The Goodwill assumed and the assets acquired are outlined in the table below.

Table 5.2 Fair value of assets purchased and liabilities assumed

Nine months ended September 30, 2004
Current Assets
Cash and cash equivalents	$217
Other Current Assets	7,723
Equipment, net	420
Current Liabilities	(9,226)
Bank loans and overdraft facilities	(2,674)
Net identifiable assets and liabilities	(3,540)
Goodwill on acquisition	5,208
Consideration paid, satisfied in shares	(299)
Consideration paid, satisfied in cash	(1,369)

Cash (acquired)	$217

Net Cash Outflow	$1,152

During the period being reported the Company paid additional consideration towards acquisitions made in 2003 and against the original share purchase agreements. The additional compensation was made in cash, $250,000, and in shares of common stock, $374,000.

Assuming the consummation of the Dako-Galant, Panta-Hurt, Multi-Ex (acquired in 2003), Miro, Saol and Urdom (acquired in 2004) acquisitions and the issuance of common shares as of January 1, 2003, the unaudited pro-forma consolidated operating results for the three and nine months ended September 30, 2003 and September 30, 2004 were as follows:

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net sales	$145,831	$146,430	$408,115	$426,121
Net income	5,096	1,140	12,302	4,662
Net income per share data:
Basic EPS	$0.31	$0.07	$0.75	$0.31
Diluted EPS	$0.31	$0.07	$0.75	$0.30

6.	Bank Loans and Overdraft Facilities

The Company has banking facilities with six banks which are used to support both the Company’s acquisition strategy and its cash on delivery (COD) vodka purchasing requirements. During the fourth quarter of 2003, the Company secured group facilities from one of Poland’s leading banks so as to improve cash management throughout the group.

All the Company’s banking facilities are denominated in Polish Zloty (though restated here as U.S. Dollar equivalents) and consist of:

	September 30, 2004	December 31, 2003
Overdrafts	$14,940	$23,184
Short term debt	10,304	7,257
Long term debt – Current portion	292	29
Total long term debt less current portion	1,752	497

Total	$27,288	$30,967

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(amounts in tables expressed in thousands except per share information)

Principal repayments for the followings years.	September 30, 2004	December 31, 2003
2004	$25,244	$30,441
2005	292	29
2006 & beyond	1,752	497

Total	$27,288	$30,967

Within the total overdraft facilities agreed as at September 30, 2004, $36.8 million remains available. These overdraft facilities have a one year term and are subject to renewal by December 2004. The Company expects that these facilities will be renewed in due course.

The weighted average interest rate for the nine months ended September 30, 2004 was 6.64% and for the three months ended September 30, 2004 was 6.85%.

7.	Lease Obligations

In November 2000, the Company entered into a non-cancelable five-year operating lease for its main warehouse and office in Warsaw, which stipulated monthly payments of $130,000. In February 2003, the Company renegotiated this lease by signing a seven-year agreement starting from May 1, 2003 at a lower rent of $96,000 per month. The following is a schedule of the future rental payments under the non-cancelable operating lease as of September 30, 2004:

2004 October 1 to December 31	$288
2005 Full year	1,152
2006 Full year	1,152
2007 Full year	1,152
Thereafter	2,688

$6,432

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

During 2004, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease at September 30, 2004 are as follows:

2004	$897
2005	3,062
2006	1,117

Total Future Repayments	$5,076
Less interest	(602)

Principle Due	$4,474

8.	Income Taxes

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(amounts in tables expressed in thousands except per share information)

Total income tax expense varies from expected income tax expense computed at Polish statutory rates (19% in 2004 and 27% in 2003) as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Tax at Polish statutory rate	$1,166	$1,251	$2,914	$3,233
Temporary differences, net
U.S. Tax loss differential	(24)	(37)	(97)	(56)
Loss recovery in Polish tax	—	—	(68)	—
Other temporary differences	(68)	(129)	(54)	(94)
Effect of foreign currency exchange rates on net deferred tax assets	(44)	(55)	(90)	(78)
Permanent differences	10	—	13	—

Total income tax expense	$1,040	$1,030	$2,618	$3,005

The tax liabilities of the Polish subsidiaries (including corporate income tax, Value Added Tax (VAT), social security and other taxes) may be subject to examinations by Polish tax authorities for up to five years from the end of the year the tax is payable. CEDC’s U.S. federal income tax returns are also subject to examination by the U.S. tax authorities. As the applications of tax laws and regulations applicable to transactions are susceptible to varying interpretations, amounts reported in the consolidated financial statements could be changed at a later date upon final determination by the tax authorities.

9.	Stock Option Plans and Warrants

The Company has elected to follow APB 25. Under APB 25, no compensation expense is recognized when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

The Company’s 1997 Stock Incentive Plan (“Incentive Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, executives, and other employees (“employees”) of the Company and to non-employee service providers of the Company. The Incentive Plan authorizes, and the Company has reserved for future issuance, up to 1,618,388 shares of Common Stock (subject to anti-dilution adjustment in the event of a stock-split, recapitalization, or similar transaction). The Compensation Committee of the Board of Directors of the Company administers the Incentive Plan.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(amounts in tables expressed in thousands except per share information)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Three Months ended September 30		Nine Months ended September 30
	2004	2003	2004	2003
Income as reported	$5,096	$3,604	$12,722	$8,967
Pro forma net income	$4,832	$2,410	$12,161	$8,193
Pro forma earnings per share: Basic	$0.29	$0.15	$0.75	$0.55
Diluted	$0.29	$0.15	$0.73	$0.53

10.	Matters Affecting Equity

During the nine months ended September 30, 2004, several events occurred to increase the number of shares of common stock used within the earnings per share calculation. These events are briefly listed below.

On May 28, 2004, the Company effected a three for two stock split of its common stock to shareholders of record as of May 17, 2004. This stock split was accounted for as a stock dividend. Throughout these financial statements and the notes thereto, the amounts for share and per share data have been amended to reflect this stock split.

On July 14, 2004, the Company issues 11,468 shares of common stock in part consideration for its acquisition of Miro Sp. z o.o. and 8,658 shares of common stock in part consideration for its acquisition of Dako Sp. z o.o.

On September 23, 2004, the Company issued 2,245 shares of common stock in part consideration for the trading assets of Urdom Sp. z o.o.

Employee options to purchase a total of 210,000 shares were exercised during the first nine months of 2004.

11.	Commitments and Contingent Liabilities

The Company is involved in litigation from time to time and has claims against it for matters arising in the ordinary course of business. In the opinion of management, the outcome of these litigations will not have a material adverse effect on the Company’s operations.

During 2003, the Company received a decision regarding a tax dispute in one of its subsidiaries which resulted in a tax obligation of $146,000, which was paid and expensed in the fourth quarter of 2003. The subsidiary is still disputing the basis of the decision, should the subsidiary fail to successfully argue its case, there is a risk of a subsequent adjustment totaling $181,000.

12.	Subsequent events

On October 12, 2004, the Company acquired 100% of the shares of Polnis Distribution, an alcohol distributor in the center of Poland, for an investment of approximately $2.37 million of which, 80% was paid in cash and 20% was paid in shares of common stock of CEDC. The shares of CEDC common stock will be subject to a one year lock-up period.

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

Overview

In the nine months ended September 30, 2004, Poland saw an increase in its inflation rate, which moved from 0.8% in the first nine months of 2003 to 2.4% for the nine months ending September 30, 2004. As a consequence, core-lending (3 month WIBOR) rates have increased year over year, from 5.4% as at September 30, 2003 to 7.2% as at September 30, 2004.

Higher real interest rates have lead to the strengthening of the Polish Zloty versus the U.S. Dollar. At December 31, 2003, the Zloty/U.S. Dollar exchange rate was 3.74, whereas at September 30, 2004, it was 3.56 an appreciation of 4.8% as opposed to a depreciation of 3.4% in the nine months ended September 30, 2003.

On May 1, 2004, Poland joined the European Union and, as a result, products manufactured within the EU will no longer be subject to import duties, which should have a positive impact on our future business as the pricing of our imported product portfolio becomes aligned with local product. It is important to note that while Poland joined the EU in May 2004, joining the EU does not automatically result in joining the European Monetary Union (EMU). This is a separate process with different admission requirements. Poland is currently forecasting joining the EMU in 2008.

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

Results of Operations: Nine months ended September 30, 2004 compared with nine months ended September 30, 2003

In order to aid understanding, we have prepared tables which segment our income statement information as presented in the financial statements into those elements which relate to operations acquired during the reporting period and those which relate to operations owned in both reporting periods. Key definitions are:

•	Total operations: the total results as stated in our financial statements, which includes the consolidated results for all subsidiaries for the period owned in the reporting period.

•	Continuing operations: the results for elements of the Company which were owned for the first nine months of each reported year.

•	Operations acquired: The amounts due to operations acquired in both 2003 and 2004 which are not common to both periods presented.

Nine Months Ended September 30	Total Operations 2003	Continuing Operations 2004	Operations Acquired	Total Operations 2004
	($ in thousands)
Net Sales	$289,435	$312,810	$76,502	$389,312
Cost of goods sold	251,850	272,671	67,934	340,605
Gross Profit	37,585	40,139	8,568	48,707
as a % of sales	13.0%	12.8%	11.2%	12.5%
Total selling, general and administration expenses	24,383	26,864	5,435	32,299
as a % of sales	8.4%	8.6%	7.1%	8.3%
Operating Income	13,202	13,275	3,133	16,408
as a % of sales	4.6%	4.2%	4.1%	4.2%
Interest expense, net	(1,192)	(918)	(511)	(1,429)
Realized and unrealized foreign currency gains	105	284	—	284
Other income/(expense)	(143)	30	47	77
Income before tax	11,972	12,671	2,669	15,340
as a % of sales	4.1%	4.1%	3.5%	3.9%
Taxes	3,005	2,500	118	2,618
as a % of income before tax	25.1%	19.7%	4.4%	17.1%
Net Income	8,967	10,171	2,551	12,722
as a % of sales	3.1%	3.3%	3.3%	3.3%

Net Sales and Gross Profit

Total net sales for the nine months ended September 30, 2004 increased 34.5%, or $99.9 million, to $389.3 million. Net sales from continuing operations increased by 8.1%, or $23.4 million, though this is diluted by the previously planned downsizing of a subsidiary acquired in April 2003. Excluding this subsidiary, sales from continuing operations increased by 12.0% during the nine months ended September 30, 2004.

Total gross profit increased 29.6%, or $11.1 million, to $48.7 million though total gross margins have declined by 0.5% to 12.5% which is in line with previously reported Company guidance. Gross profits from continuing operations increased 6.8%, or $2.6 million, however, after adjusting for the subsidiary being downsized, gross margins from continuing operations increased by 10.4%. As a percentage of sales, gross profit from continuing operations decreased 0.2% to 12.8%.

Operating Expenses

Total selling, general and administrative expenses increased by 32.5%, or $7.9 million. Total selling, general and administrative expenses from continuing operations increased by 10.2%, or $2.5 million.

Depreciation of fixed assets from total operations increased 54.8% as compared to the same period in 2003 primarily because of the inclusion in the nine months ended September 30, 2004 of the acquisitions. The increase attributable to continuing operations was 26.8%. During the nine months ending September 30, 2004, the Company continued to bring on line its investment in systems upgrades, fleet rotation, and its investment in a new regional distribution center all of which led to the increase in depreciation.

Provisions for doubtful debts have increased in total by 30.2%. The Company’s provisioning policy is based on the age profile of the underlying trade receivables. Over the past two years, the Company has been applying this policy so as to accumulate and maintain sufficient reserves. As the Company has also been very focused on managing its debt and levels of exposure to specific client and client groups, it has been able to improve its collections.

Operating Income

Operating income from total operations increased 24.3%, or $3.2 million. Operating income from continuing operations increased 0.6%, or $73,000. After adjusting for the downsizing in one subsidiary, the general increase in operating margins from continuing operations was 4.1%. When expressed as a percentage of sales, operating income from continuing operations decreased to 4.2% compared to 4.5% for the nine months ended September 30, 2003.

Net Interest Expense

Net interest expense from total operations increased 19.8%, or $99,000, and net interest expense from continuing operations decreased 22.1%. Net interest cover for total operations has increased from 10.9 times for the nine months ended September 30, 2003 to 11.6 times for the same period in 2004.

Net Gains / Losses from Foreign Currency

The net gains from foreign currency transactions have increased from $105,000 for the nine months ended September 30, 2003 to $284,000 for the same period in 2004.

Income Tax

The total taxation charge has decreased 12.9%, or $0.4 million, to $2.6 million as a result of a reduction in the applicable tax rate (from 27% to 19%) which was partially offset by an increase in total profit before tax of $3.4 million.

Net Income

As a result of the factors noted above, total net income increased 41.9%, or $3.8 million, and net income from continuing operations increased 13.4%, or $1.2 million. When expressed as a percentage of sales, net income from total operations during the nine months ended September 30, 2003 was 3.1% where as for the nine months ended September 30, 2004, total net income was 3.3% and net income from continuing operations was 3.3%.

Results of Operations: Three months ended September 30, 2004 compared with three months ended September 30, 2003

In order to aid understanding, we have prepared tables which segment our income statement information as presented in the financial statements into those elements which relate to operations acquired during the reporting period and those which relate to operations owned in both reporting periods. Key definitions are:

•	Total operations: the total results as stated in our financial statements, which includes the consolidated results for all subsidiaries for the period owned in the reporting period.

•	Continuing operations: the results for elements of the Company which were owned for the third quarter of each reported year.

•	Operations acquired: The amounts due to operations acquired in both 2003 and 2004 which are not common to both periods presented.

Three Months Ended September 30	Total Operations 2003	Continuing Operations 2004	Operations Acquired	Total Operations 2004
	($ in thousands)
Net Sales	$104,844	$114,725	$31,106	$145,831
Cost of goods sold	91,358	99,906	27,619	127,525
Gross Profit	13,486	14,819	3,487	18,306
as a % of sales	12.9%	12.9%	11.2%	12.6%
Total selling, general and administrative expenses	8,557	9,605	2,294	11,899
as a % of sales	8.2%	8.4%	7.4%	8.2%
Operating Income	4,929	5,214	1,193	6,407
as a % of sales	4.7%	4.5%	3.8%	4.4%
Interest expense	(248)	(343)	(176)	(519)
Realized and unrealized foreign currency gains	4	226	—	226
Other income/(expense)	(51)	29	(7)	22
Income before tax	4,634	5,126	1,010	6,136
as a % of sales	4.4%	4.5%	3.2%	4.2%
Taxes	1,030	1,025	15	1,040
as a % of income before tax	22.2%	20.0%	1.5%	16.9%
Net Income	3,604	4,101	995	5,096
as a % of sales	3.4%	3.6%	3.2%	3.5%

Net Sales and Gross Profit

Total net sales for the three months ended September 30, 2004 increased 39.1%, or $41.0 million, to $145.8 million. Net sales from continuing operations, increased by 9.4%, or $9.9 million, though this is diluted by the previously planned downsizing of a subsidiary acquired in April 2003. Excluding the subsidiary being downsized, sales from continuing operations increased by 15.2% during the three months ended September 30, 2004.

Total gross profit increased 35.7%, or $4.8 million, to $18.3 million. Total gross margins have decreased to 12.6% which is in line with the Company’s previously reported guidance for the year. Gross profits from continuing operations increased 9.9%, or $1.3 million, however, after adjusting for the subsidiary being downsized, gross margins from continuing operations increased to 14.3%.

On May 1, 2004, Poland joined the European Union (EU). This accession finally removed all duty restrictions on goods imported from the EU as well as reducing duty rates for countries with which the EU has regional agreements. The final elimination of cross border duties has significantly increased our performance in imported product, particularly wines, sales of which increased by 42% in the third quarter 2004 over the third quarter 2003. Strong third quarter increases were also seen in imported spirits which also showed a 42% increase over the third quarter 2003. Beer sales, both of domestic and our imported brands, were flat due to unseasonably cold weather in the third quarter.

Three Months to September 30,	2003	2004	%
(Sales in $000’s)
Imported Beers	$1,596	$1,592	—
Imported Spirits	1,393	1,978	42%
Imported Wines	2,452	3,482	42%
Other Imported Product	215	232	8%

Total Imported Product	$5,656	$7,284	29%

Sales of domestic vodka made up 68% of the total sales mix in the third quarter 2004 which is consistent with the prior year.

Operating Expenses

Total selling, general and administrative expenses increased by 39.0%, or $3.3 million, in line with total sales increases and mainly due to the inclusion of the acquired companies. Total selling, general and administrative expenses from continuing operations increased by 12.2%, or $1.0 million.

Depreciation of fixed assets from continuing operations increased 41.5% over the same period in 2003. During the third quarter of 2004, the Company began depreciating its recent investment in a new regional distribution center.

Provisions for doubtful debts from total operations increased by $165,000, and from continuing operations increased by $150,000.

Operating Income

Operating income from total operations increased 30.0%, or $1.5 million, primarily for the reasons mentioned above. Operating income from continuing operations increased by 5.8%. After adjusting for the downsizing in one subsidiary, the general increase in operating margins from continuing operations was 6.4%. When expressed as a percentage of sales, operating income from continuing operations decreased to 4.5% for the three months ended September 30, 2004 compared to 4.7% for the three months ended September 30, 2003.

Net Interest Expense

Net interest expense for total operations increased 109.3%, or $271,000, and net interest expense from continuing operations increased by $89,000. Net interest cover for total operations decreased from 19.9 times for the three months ended September 30, 2003 to 12.6 times for the same period in 2004.

Net Gains / Losses from Foreign Currency

The net gains from foreign currency transactions have increased from $4,000 for the three months ended September 30, 2003 to $226,000 for the same period in 2004.

Income Tax

Total taxation increased $10,000, to $1,040,000. This increase is due both to an increase in total income before tax of $1,502,000 and a reduction of the corporate income tax rate for 2004 to 19% compared to 27% in 2003.

Net Income

As a result of the factors noted above, total net income increased 41.4%, or $1.5 million, and net income from continuing operations increased 13.8%, or $497,000. When expressed as a percentage of sales, net income from total operations during the three months ended September 30, 2003 was 3.4% where as for the three months ended September 30, 2004, total net income was 3.5% and from continuing operations was 3.6%.

Statement of Liquidity and Capital Resources

During the nine months ended September 30, 2004, the Company’s operating activities generated $16.1 million of cash compared to generating $5.1 million of cash during the nine months ended September 30, 2003. Operating cash flows are generated by:

•	cash earnings, defined as net earnings as adjusted for non-cash expense/income items such as depreciation;

•	movements in working capital, primarily the movements of trade receivables and payables as well as inventory; and

•	movements in other current assets and liabilities.

The sources and uses of operating cash flows can be summarized as:

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Cash adjusted net income	$15,346	$10,931
Net movement in inventories, receivables and payables	779	(4,676)
Net movement in other current assets/liabilities	(28)	(1,177)

Net cash provided by operations	$16,097	$5,078

The net cash provided by operating activities increased by $11.0 million for the first nine months of 2004 to a positive $16.1 million compared to a positive $5.1 million for the first nine months of 2003. The above table demonstrates the components of cash generated from operations. Cash adjusted net income, being net earnings as adjusted for non cash items within the income statement, increased by 42% consistent with the overall increase in net earnings. The Company has also been giving considerable focus to working capital management and hence cash generation. To reduce working capital requirements the Company has implemented:

•	Stronger controls and guidelines over inventory rotation rates,

•	Stricter credit control to the point of holding back sales growth if the anticipated return is too low, and

•	Improved terms with suppliers following increased volumes.

The Company completed its investment in its new regional distribution center at the end of June 2004. This represents the bulk of the capital expenditures on tangible fixed assets during the nine months ended September 30, 2004 period. The Company also acquired 100% of the voting share capital of Miro Sp. z o.o. and the net distribution assets and liabilities of Saol Sp. z o.o. relating to alcohol distribution in the Krakow Region during the second quarter 2004.

Financing activities absorbed $7.1 million during the nine months ended September 30, 2004 as the Company reduced its short term debt following collection on receivables generated by strong year end 2003 sales and continued monitoring of 2004 receivables.

The Company believes that its operating cash flow, together with borrowings under available credit facilities, will be sufficient for its operating needs, other than future acquisitions, and debt servicing requirements as they come due. As regards future acquisitions these will be funded either from existing cash reserves or third party funding.

As stated above, the movements in the Comprehensive Income Account are driven by the effect of exchange rate movements in Polish Zloty denominated equity items within the balance sheet. Because of the size of the movement in this period, the Company has disclosed the item separately.

Statement on Inflation and Currency Fluctuations

Inflation in Poland is projected at 3.0% for the whole of 2004, compared to 1.3% for 2003. For the first nine months of 2004, the inflation rate was 2.1%. The share of purchases denominated in non-Polish currencies during the first nine months of 2004 decreased resulting in lower foreign exchange exposure for purchases. The Zloty has appreciated 4.8 % against the U.S. Dollar during the first nine months of 2004.

Seasonality

The Company’s working capital requirements are seasonal, and are normally highest in the months of November and December. Liquidity normally improves when collections are made on the higher year end sales during the first quarter.

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

Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market. Costs include customs duty and excise duty where applicable.

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

Intangible Assets

Intangible assets consist primarily of acquired trademarks. The carrying value of the trademarks is amortized on a straight-line basis over the period of expected economic benefit which is currently estimated at 10 years. The Company assesses the recoverability of the carrying value of its trademarks at least once a year or whenever adverse events, changes in circumstances or business climate for individual business units may not be sufficient to support the carrying value of the recorded trademarks. If undiscounted cash flows are not sufficient to support the carrying value of the recorded trademarks, an impairment charge will be recognized to reduce the carrying value of the recorded trademarks to an appropriate level. No such charge has been considered necessary in the period being reported.

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

Shipping and Handling Costs

Where the Company has incurred costs in shipping imported goods to its central warehouse facility these costs are recorded as part of inventory and then as cost of goods sold. Shipping and handling costs associated with distribution to customers are recorded in Selling, General and Administrative costs and are expensed as incurred.

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

Foreign Currency Risk. As a result of our operating primarily in Poland and our financing activities, we are exposed to changes in interest rates and foreign currency exchange rates as well as currency translation risk that may adversely affect our results of operations and financial position. During the period from December 31, 2003 to September 30, 2004, there were no developments which would result in material changes to the information provided by us regarding our exposure to these risks as of December 31, 2003.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, conducted an evaluation as of September 30, 2004 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that, subject to the limitations noted below, the disclosure controls and procedures were effective to ensure that all material information relating to the Company or its consolidated subsidiaries required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information is properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Sarbanes-Oxley Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require the Company to include an internal control report from management in its Annual Report on Form 10-K for the year ended December 31, 2004 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting, (3) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, since 2004 the Company has been conducting a process to document and evaluate its internal controls over financial reporting. In this regard, the Company has dedicated internal resources, and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company believes its process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

During the first nine months of 2004, the Company commenced testing of its internal controls. The Company’s documentation and testing to date have identified certain gaps in the documentation, design and effectiveness of internal controls over financial reporting that the Company is in the process of remediating. Given the risks inherent in the design and operation of internal controls over financial reporting, the Company can provide no assurance as to its, or its independent auditor’s conclusions at December 31, 2004 with respect to the effectiveness of its internal controls over financial reporting.

Limitation on the Effectiveness of Controls

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Pursuant to an agreement dated September 7, 2004, the Company issued 2,245 shares of common stock, valued at $49,951 as partial consideration for the acquisition of partial distribution in the area of Czestochowa. The shares were delivered by the Company on September 23, 2004. These shares were issued pursuant to the exemption from registration provided by Regulation S under the Securities Act. The securities were issued in off-shore private placements in reliance on Regulation S to entities which are not “United States persons” as defined by Regulation S. The stock certificates for all such securities bear a legend indicating that the stock is restricted and may not be sold in the United States without registration or an exemption from such requirements. Further, the holders have agreed to a one-year lock-up period.

(b)	Pursuant to an agreement dated October 11, 2004, the Company issued 19,736 shares of common stock, valued at $469,125, as partial consideration for the acquisition of 100% of Polnis Distribution Sp. z o.o. The shares were delivered by the Company on October 27, 2004. These shares were issued pursuant to the exemption from registration provided by Regulation S under the Securities Act. The securities were issued in off-shore private placements in reliance on Regulation S to entities which are not “United States persons” as defined by Regulation S. The stock certificates for all such securities bear a legend indicating that the stock is restricted and may not be sold in the United States without registration or an exemption from such requirements. Further, the holders have agreed to a one-year lock-up period.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit

Exhibit number	Exhibit description

31.1	Certificate of the CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certificate of the CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

During the quarter ended September 30, 2004, the Company filed the following report on Form 8-K:

(i)	August 3, 2004 – Reporting under Item 12 the announcement of the Company’s preliminary second quarter 2004 results and filing the associated press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION (registrant)

Date: November 9, 2004	By:	/s/ WILLIAM V. CAREY
William V. Carey President and Chief Executive Officer

Date: November 9, 2004	By:	/s/ NEIL A.M. CROOK
Neil A.M. Crook Chief Financial Officer