Form 10-K/A
period 2003-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2005-02-04
CIK 1046880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-24341

Central European Distribution Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1865271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two Bala Plaza, Suite 300 Bala Cynwyd, Pennsylvania	19004
(Address of Principal Executive Offices)	(Zip code)

Registrant’s telephone number, including area code: (610) 660-7817

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

EXPLANATORY NOTE

This Amendment on Form 10-K/A constitutes Amendment No.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, of Central European Distribution Corporation (the “Company”), which was originally filed with the Securities and Exchange Commission on March 15, 2004 (the “Original Report”). The Company is hereby amending and restating Item 9A as it appeared in the Original Report. This Amendment only amends Item 9A of the Original Report and does not affect the original financial statements and footnotes or other disclosures filed in the Original Report.

Item 9A. Control and Procedures.

Disclosure Controls and Internal Controls. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (such as this annual report), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Internal controls over financial reporting refer to a process that are designed to provide reasonable assurance that the Company’s transactions are properly authorized, recorded and reported and that the Company’s assets are safeguarded from improper use to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls and procedures or internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives.

Changes to Internal Controls. In accordance with the SEC’s requirements, the CEO and the CFO note that, during the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Conclusions regarding Disclosure Controls. Based upon the required evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION (Registrant)

By:	/s/ William V. Carey
William V. Carey Chairman, President and Chief Executive Officer

Date: February 4, 2005

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints William V. Carey and Chris Biedermann, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William V. Carey William V. Carey	Chairman, President and Chief Executive Officer (principal executive officer)	February 4, 2005

/s/ Chris Biedermann Chris Biedermann	Chief Financial Officer (principal financial and accounting officer)	February 4, 2005

/s/ David Bailey David Bailey	Director	February 4, 2005

/s/ Robert P. Koch Robert P. Koch	Director	February 4, 2005

/s/ Jan W. Laskowski Jan W. Laskowski	Director	February 4, 2005

/s/ Richard Roberts Richard Roberts	Director	February 4, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of the CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a)