Form 10-Q/A
period 2004-03-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2005-02-04
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             .

COMMISSION FILE NUMBER 0-24341

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	54-18652710
(STATE OF INCORPORATION)	(IRS EMPLOYER IDENTIFICATION NO.)

TWO BALA PLAZA, SUITE 300
BALA CYNWYD, PENNSYLVANIA	19004
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	(ZIP CODE)

(610) 660-7817

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A constitutes Amendment No.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, of Central European Distribution Corporation (the “Company”), which was originally filed with the Securities and Exchange Commission on May 10, 2004 (the “Original Report”). The Company is hereby amending and restating Item 4 as it appeared in the Original Report. This Amendment only amends Item 4 of the Original Report and does not affect the original financial statements and footnotes or other disclosures filed in the Original Report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (such as this quarterly report), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Internal controls over financial reporting refer to a process that are designed to provide reasonable assurance that the Company’s transactions are properly authorized, recorded and reported and that the Company’s assets are safeguarded from improper use to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION (registrant)

Date: February 4, 2005	By:	/s/ William V. Carey
William V. Carey President and Chief Executive Officer

Date: February 4, 2005	By:	/s/ Chris Biedermann
Chris Biedermann Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of the CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a)