Form 10-Q/A
period 2004-06-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2005-02-04
CIK 1046880

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A constitutes Amendment No.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, of Central European Distribution Corporation (the “Company”), which was originally filed with the Securities and Exchange Commission on August 9, 2004 (the “Original Report”). The Company is hereby amending and restating Item 4 as it appeared in the Original Report. This Amendment only amends Item 4 of the Original Report and does not affect the original financial statements and footnotes or other disclosures filed in the Original Report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934. These rules refer to the control and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (such as this quarterly report), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Internal controls over financial reporting refer to a process designed to provide reasonable assurance that the Company’s assets are safeguarded from improper use and that the Company’s transactions are properly authorized, recorded and reported so as to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles.

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