Form 10-Q/A
period 2004-09-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2005-02-04
CIK 1046880

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A constitutes Amendment No.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, of Central European Distribution Corporation (the “Company”), which was originally filed with the Securities and Exchange Commission on November 9, 2004 (the “Original Report”). The Company is hereby amending and restating Item 4 as it appeared in the Original Report. This Amendment only amends Item 4 of the Original Report and does not affect the original financial statements and footnotes or other disclosures filed in the Original Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, conducted an evaluation as of September 30, 2004, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Based on that evaluation as of September 30, 2004, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level to ensure that all material information relating to the Company or its consolidated subsidiaries required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information is properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Sarbanes-Oxley Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require the Company to include an internal control report from management in its Annual Report on Form 10-K for the year ended December 31, 2004, and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting, (3) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

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

During the first nine months of 2004, the Company commenced testing of its internal controls. The Company’s documentation and testing to date have identified certain deficiencies in the initial testing of the documentation, design and effectiveness of internal controls over financial reporting that the Company is in the process of remediating. As of September 30, 2004, the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that none of such deficiencies did or would render ineffective the Company’s disclosure controls and procedures from providing reasonable assurance of achieving the desired control objectives and, therefore, further concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Given the risks inherent in the design and operation of internal controls over financial reporting, the Company can provide no assurance as to its, or its independent auditor’s conclusions at December 31, 2004 with respect to the effectiveness of its internal controls over financial reporting.

2

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

3

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

4

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of the CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a)

5