Form 10-K
period 2004-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2005-03-15
CIK 1046880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-24341

Central European Distribution Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1865271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two Bala Plaza, Suite #300, Philadelphia, PA	19004
(Address of Principal Executive Offices)	(Zip code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, was approximately $329,437,800 (based on the closing price of the registrant’s common stock on the NASDAQ National Stock Market).*

As of March 9, 2005, the registrant had 16,654,769 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of stockholders to be held on May 2, 2005, are incorporated by reference into Part III.

*	Solely for purposes of this calculation, all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant’s common stock are considered to be affiliates.

i

The disclosure and analysis of Central European Distribution Corporation, or the Company, in this report contain forward-looking statements, which provide the Company’s current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about the level of the Company’s costs and operating expenses relative to its revenues, and about the expected composition of its revenues;

•	statements about the Company’s integration of its acquisitions;

•	information about the Polish regulations on the Company’s business;

•	other statements about the Company’s plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

Words such as “believes,” “anticipates” and “intends” may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. The Company’s actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled “Risk Factors” in this report. Other factors besides those described in this report could also affect actual results. You should carefully consider the factors described in the section entitled “Risk Factors” in evaluating the Company’s forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks the Company describes in the reports it files from time to time with the Securities and Exchange Commission, or SEC.

PART I

Item 1.    Business

The Company is one of the leading importers and distributors of alcoholic beverages in Poland. The Company operates the largest nationwide next-day alcoholic beverage delivery service in Poland through its thirteen distribution centers and 78 satellite branches located in Poland’s principal cities, including Warsaw, the Company’s headquarters in Poland. The Company currently distributes approximately 770 brands in five categories: beer, spirits, wine, soft drinks and cigars. The Company is the exclusive importer and distributor in Poland for 15 international beers, including Guinness, Corona, Foster’s, Beck’s Pilsner, Bitburger and Budweiser Budvar. The Company is also one of the leading distributors of locally produced beers, distributing over 35 brands in selected regions. The Company currently distributes approximately 300 spirit products, including leading international brands of scotch, single malt and other whiskeys, rums, bourbons, Polish vodkas, tequilas, gins, brandy, cognacs, vermouths and specialty liquors, such as Johnnie Walker, Smirnoff, Absolut, Finlandia, Bacardi and Ballantines. In addition, the Company is the exclusive importer and distributor in Poland for approximately 426 wine brands, including B.Ph. de Rothschild, Torres, Bolla, Concha y Toro, Penfolds, Sutter Home, Georges Duboeuf, Mondavi, Veuve Clicquot and Codorniu. In addition to its distribution agreements with various alcoholic beverage suppliers, the Company is the exclusive importer in Poland for Dunhill Cigars, General Cigar products and Evian water.

The Company distributes its products throughout Poland to approximately 37,260 outlets, including off-trade establishments, such as small businesses, medium-size retail outlets, petrol stations, duty free stores, supermarkets and hypermarkets, and on-trade locations, such as bars, nightclubs, hotels and restaurants, where such products are consumed.

Industry Overview

Consumption.    In 2004, Poland was the fourth largest consumer of vodka in the world according to Company estimates. The total net value of the wholesale market for alcoholic beverage products in Poland was approximately $5.8 billion in 2004. Traditionally, the population of Poland had primarily consumed domestic vodka, but in recent years there has been an increase in the consumption of other types of alcohol, many of which are imported, such as beers, wines and spirits. This increase in consumption of beer and wine and non-vodka spirits has not negatively impacted the sales of domestic vodka, which have increased since the reduction of the excise tax by 30% in October 2002. The Company believes that the increase of consumption of beer, wine and spirits, both imported and domestic, is a result of:

•	stabilization of the Polish economy, including increased wages, as well as a decrease in the rate of inflation from 14.9% in 1997 to 3.5% in 2004;

•	an increase in tourism, which has created a demand for imported products;

•	an increase in multinational firms doing business in Poland, which has brought both capital into the country and new potential customers for the Company’s products;

•	increased availability and decreased real prices for imported products, especially after the excise tax reduction took effect October 1, 2002; and

•	increased availability and decreased real prices for imported products after Poland joined the European Union on May 1, 2004.

Distribution.    The market for the distribution of alcoholic beverages in Poland remains highly fragmented. There are numerous alcohol distributors spread throughout the country, mainly delivering a limited range of beers, wines and spirits. Furthermore, distributors have been operating regionally, rather than nationally, due to the difficulties in establishing a nationwide distribution system, including the capital required to set up such a system, and an extremely poor road infrastructure. Distributors of alcoholic beverages deliver to both off-trade sites and on-trade sites. Off-trade sites include Polish-owned and managed businesses, such as small grocery stores, as well as major chain stores. On-trade sites include bars, nightclubs, hotels and restaurants. There has been a trend to consolidate many off-trade sites, which are classified as “mom and pop” stores, as well as a trend toward expanding major chain stores. This consolidation of chain stores is also apparent in the rapid expansion of petrol stations, which are owned and operated by major international companies, such as Shell, BP and Statoil. Many of these petrol stations contain convenience stores, which sell all types of alcoholic beverages and in many areas serve as local convenience/liquor stores. Because of its business strategy and current business operations, as more fully described below, the Company believes that it continues to be well-positioned to take advantage of both these trends in consumption and distribution.

Business Strategy

Expand Distribution Base.    The Company plans to continue increasing its distribution capacity by expanding the number of its regional offices in Poland through the acquisition of existing wholesalers and expanding their own branch network, particularly in regions where the Company does not distribute directly or does not have a leading position. The Company seeks to acquire successful wholesalers, which are primarily involved in the vodka distribution business and are among the leading wholesalers in their region. After acquiring a wholesaler, the Company adds its higher margin imported brands to complement and enhance the existing product portfolio and margin of the acquired company. This strategy permits the Company to add geographic coverage, increase its customer base, and increase the Company’s leverage with its supply partners and retail client base. The distribution base will also continue to increase through organic growth. The Company expects mid-single digit organic sales growth in 2005. As a result of the successful implementation of this strategy over the last seven years, the Company has increased its customer base from 7,500 in 1998 to approximately 37,260 in 2004.

In implementing this strategy, the Company completed its eleventh, twelfth and thirteenth acquisitions in 2004. In May 2004, the Company acquired Miro Sp. z o.o., which is located in the southwest region of Poland. The Company acquired Saol, another distributor of alcoholic beverages located in the southern region of Poland, in June 2004. The third acquisition occurred when the Company acquired Polnis Distribution, which is located in Lodz, the second largest city in Poland in October 2004. All three of these companies were well-positioned in their respective regions and thus these acquisitions continue to strengthen the Company’s position as the largest distributor of domestic vodka in Poland.

This strategy of acquiring leading regional distributors in Poland has and is expected to continue to increase the Company’s buying and selling leverage in the market, as well as increase the amount of sales of the Company’s imported goods, which have higher margins, into distribution channels that were not previously serviced. The Company’s buying leverage with suppliers combined with its selling leverage to retail have and are expected to continue to contribute to improving its operating profit.

Expand into Production.    The Company is exploring opportunities to vertically integrate into spirit production within Poland. Currently, Polmos Bialystok, the largest state-owned distillery in Poland located in the northeast region of Poland, is in the process of being privatized by the Polish Treasury Ministry. The Polish Treasury Ministry has provided documentation to potential bidders for at least 51% of the shares of capital stock of Polmos Bialystok. The Company is currently participating in this bidding process, and on February 24, 2005, the Polish Treasury selected the Company and three other companies to be on the short list of potential bidders. There are another five state run distilleries in Poland that the Polish Treasury Ministry has stated that they would like to privatize in 2005.

The Company believes that the acquisition of a distillery, either state-owned or privately-owned, would add value to the Company by:

•	adding significantly to margin expansion as production margins are integrated with current distribution margins,

•	adding selling leverage to our current distribution model as a direct distributor owning brands,

•	tapping into the growing international vodka market with our own exports, and

•	impacting positively to existing Company valuation.

Increase Product Offerings.    The Company’s strategy to offer new products through its next-day national distribution system is a key focus. The Company focuses on products that fit its distribution model of higher value/margin products and that would also add value to its current product mix. The Company is also exploring opportunities in non-alcoholic products such as energy drinks and imported waters that remain growth opportunities in Poland.

Consolidation of Existing Offices/Warehouses.    The Company plans to consolidate the 78 satellite branches it currently operates in Poland. With fourteen acquisitions in the last six years, the Company believes it can consolidate certain smaller branches into larger branches without losing profitability. The Company estimates that it will consolidate approximately five to ten smaller branches into larger branches in 2005. It is expected that this consolidation would result in improved cash flow as inventory days are reduced and have minimal impact on the profit and loss as the Company expects to keep most of the sales revenue from the consolidation. However, the consolidation of smaller branches typically does not necessarily create significant savings as not all sales and administrative personnel are made redundant. Key sales and administrative personnel may be moved to larger neighboring branches. Moreover, the Company may incur increased logistical costs as products may have to be moved longer distances as branches are closed. The overall process of consolidating branches is a positive one for the Company and continues to help create a more efficient, streamlined nationwide distribution platform.

History

The Company’s wholly owned subsidiary, Carey Agri, was incorporated as a limited liability company in July 1990 in Poland. It was founded by William O. Carey, who died in early 1997, Jeffrey Peterson (who served as the Company’s Vice Chairman until February 2004) and William V. Carey, President and Chief Executive Officer of the Company. In February 1991, Carey Agri was granted its first import beer license. With this license, the Company started to import various beers, including Foster’s lager, Grolsch and products from Anheuser Busch, and sold them to wholesalers. With these beverages, Carey Agri sought to offer more products for which it had an exclusive import license and to market and sell these products to the segment of the Polish population who were benefiting from the country’s market transformation. Because of Carey Agri’s initial success with Foster’s lager, for which it still holds the exclusive import license for Poland, it quickly diversified in 1992 by importing other quality brand beers from Europe and the United States. Sales during this period were typically in high volume consignments to other wholesalers.

In 1993, with the acceleration of the opening of retail outlets in Poland, Carey Agri began to implement a direct delivery system in Warsaw, which could deliver alcoholic beverages to retail outlets on a reliable next-day basis. Carey Agri leased a warehouse, purchased trucks and hired and trained operational personnel and began to sell directly to convenience shops, small grocery stores and newly opened pubs. Because of this business experience, Carey Agri was prepared to take advantage of the opportunity to expand its import and delivery capacity in Warsaw when large foreign-owned supermarket chains began operations in 1993, creating a significant increase in the demand for the Company’s product line. The Warsaw model of desirable product lines and dependable prompt delivery of product was replicated by the Company in the cities of Krakow (1993), Wroclaw (1994), Szczecin (1994), Gdynia (1994), Katowice (1995), Torun (1995) and Poznan (1996).

The Company was incorporated in Delaware in 1997. In July 1998, the Company issued 2,000,000 shares of its common stock in an initial public offering on the Nasdaq SmallCap Market raising net proceeds of approximately $10.6 million. In June 1999, the Company was accepted onto the Nasdaq National Market where it trades under the symbol “CEDC”.

The Company currently offers approximately 770 brands of beverages and other products in five categories: (i) beers, (ii) spirits, (iii) wines, (iv) soft drinks, and (v) cigars. The sales mix is outlined in the table below:

	2002	2003	2004
Imported beer	3.5%	1.6%	1.2%
Imported spirits	2.5%	1.5%	1.4%
Imported wines	3.2%	3.2%	2.6%
Domestic vodka	68.0%	70.7%	75.1%
Domestic beer	8.0%	10.2%	6.9%
Domestic spirits	6.5%	4.9%	5.0%
Domestic wines	6.3%	6.2%	6.3%
Other products	2.0%	1.7%	1.5%

Total	100%	100%	100%

Beer

The Company distributes imported beer through each of its regional offices. Amsterdam, Beck’s, Bitburgr, Budweiser Budvar, Corona, Foster’s, Franziskaner, Grolsch, Guinness, Hasseroder, Hoegaarden, Kilkenney, Kostrizer, Leffe, and Stella Artois are distributed and marketed throughout Poland on an exclusive basis.

Most of the Company’s distribution contracts for beer contain a minimum purchase requirement and typically permit termination if the Company breaches its agreements, such as failure to pay within a certain time period or to properly store and transport the product. Trade credit is extended to the Company for a period of time after delivery of products. The duration of these agreements differ but typically range from one to three years with an automatic extension period unless one of the parties chooses to terminate the agreement. Under the terms of these contracts, the Company is responsible for the marketing of these products, subject to applicable Polish rules and regulation. The Company contributes up to 50% of the marketing budget for each brand depending upon the length of the contract.

In the past few years, the Company has increased the amount of Polish beer that it distributes. This decision to increase its distribution of Polish beer resulted from the nature of the market place in a few select regions of Poland where the Company has enjoyed and continues to enjoy a strong competitive advantage. As a result of the requests from the Company’s client base in these areas and as a way of protecting market share, the Company offers Polish beer. The Company has no immediate plans to increase its distribution of Polish beer on a national scale, but it will increase its distribution of Polish beer in those strategic areas where the Company decides it is in the best interest of the Company. Although the actual amount of Polish beer distributed has increased, the amount of Polish beer distributed as a percentage of total sales decreased from 10.2% in 2003 to 6.9% in 2004.

Polish Vodka

The Company purchases all of its domestic vodka products from 17 local distilleries and carries approximately 133 different brands. Some of the leading domestic vodka brands the company distributes include the following:

Wyborowa	Absolwent
Bols	Zubrówka
Luksusowa	Smirnoff
Belvedere/Chopin	Soplica
Sobieski	Zoldkowa Gorzka

The Company’s agreements with various state-owned Polish vodka producers may be terminated by either party without cause with one month prior written notice. The contracts are generally for one year with an automatic extension clause, which has been standard practice within the industry for the past 12 years. To date, the Company has never had a distribution contract terminated by any of the local vodka producers. The Company has no obligation to perform any marketing activities with or on behalf of any local vodka producer.

In 2004, over 5% of the Company’s net sales resulted from sales of products purchased from the following companies: Polmos Bialystok (19%), Sobieski Distribution (13%), Unicom Bols Group (10%) and Polmos Zielona Gora (7%).

Imported Spirits

The Company distributes all its imported spirit products through each of its offices, mostly on a non-exclusive basis. Some of the better known spirit products sold by the Company include the following (the Company is the exclusive importer of the products denoted by an * below):

Scotch Whisky/ Whisky:	Single Malt Whisky:
Johnnie Walker Black, Blue, Green, Gold and Red Labels	Glenkinchie
Glenfiddich
Ballantine’s Fines	Talisker
Ballantine’s Gold Seal
Grant’s
Black&White
Chivas Regal
Dewar’s
Hankey Bannister
Macallan
Passport
Teacher’s
VAT’69
Royal Salute
The Dimple
Black Bush
Connemara
Magdalen
Old Smuggler
Scottish Leader
William’s*
Jameson
Paddy
Tullamore Dew
Famous Grouse
Canadian Special Old

Bourbon:	Rum:	Imported Vodkas:
Bakers	Bacardi Light and Black	Absolut Range
Basil Hayden’s	Havana Club	Blavod
Bookers	Captain Morgan	Finlandia Range
Jack Daniel’s		Level One
Jim Beam		SKYY
Knob Creek
Wild Turkey

Tequila:	Gins:	Cognacs:
Jose Cuervo*	Finsbury*	Remy Martin
Sierra*	Gordon’s London Dry Gin	Hennessy
Camino	Beefeater Gin	Martell
Olmeca	Bombay Sapphire Gin	Courvoisier
Sauza		Camus*

Brandy:
Raynal*
Stock 84*
Torres*
Metaxa
Brandy 1804
Capa Negra
Napoleon Grand Montand
Paul De Lissac
Soberano Solera
St. Remy
Brunel*
Couronnier*
Courriere*
Hobson*

Specialty Spirits:
Bailey’s Irish Cream	D.O.M Benedictine	Grappa Piave*
Liquors Bols	Drambuie	Grappa Primavera*
Liquors De Kuyper	Grand Marnier	Ouzo Nostalgia*
Calvados	Grappa Fior di vite	Amaretto Gozio*
Campari Bitter	Hankey Bannister Cream	Amaretto Florence*
Carolans Irish Cream	Jagermeister	AmarettoVenice*
Cointreau	Kahlua Coffie Liqueur	Eclisse*
Becherovka	Passoa	Sambuca*
Amarula Cream	Sheridan’s	Stock Limonce*
Archer’s Peach Schnapps	Southern Comfort	Keglevich*
Ballinel Whisky Cream	Cana-Rio*	Whiskream*
Napoleon Mandarine*

Vermouths:
Cinzano Bianco, Extra Dry, Rose, Rosso
Martini Bianco, Extra Dry, Rose, Rosso
Filipetti Bianco, Rosso
Stock Bianco, Rosso, Dry*

*	exclusive import

The contracts for distribution of imported products on a non-exclusive basis have substantially the same terms as the contracts for distribution of products from local vodka producers.

The contracts for distribution of the spirit brands the Company exclusively represents are generally one to three years in length and can be terminated with a minimum 90 days written notice by either party. The Company also shares in the local marketing costs up to a limit of 50% depending upon the length of the contract being served.

Wine

The Company represents approximately 60 wine suppliers and imports and distributes approximately 426 products through each of its offices on an exclusive basis. The Company imports wine through a wholly owned subsidiary, The Cellars of Fine Wines, which works directly with the suppliers of the wine brands listed below. Additionally, the Company distributes other various sparkling wines, vermouths and champagnes on a non-exclusive basis, including Moet & Chandon, Dom Perignon, Piper Heidseck, Martini and Cinzano.

List of Exclusive Wine Brands by Supplier

French Wines

(Champagnes)

Veuve Clicquot Ponsardin

Krug

French Wines

B.Ph. de Rothschild

Kressmann

Borie Manoux

Louis Latour

De Ladoucette

J. Moreau & Fils

Domaine Laroche

George Duboeuf

J. Faiveley

Leon Beyer

M. Chapoutier

Louis Bernard

CFGV

Californian Wines

Robert Mondavi

Trinchero Estate

Marimar Torres

Sutter Home

Opus One

Spanish Wines

Miguel Torres

Jean Leon

Marques de Vitoria

Faustino

Bodegas Victorianas

Codorniu

Felix Solis

Italian Wines

Banfi

Frescobaldi

Cecchi

Luce de la Vite

Marchesi di Barolo

Santa Margherita

Bolla

Coltiva

Casa Girelli

Botter

Chilean Wines

Concha y Toro

Miguel Torres Chile

Rothschild Chile

Caliterra

Sena

Errazuriz

El Descanso

Australian Wines

Penfolds

South African Wines

Winecorp

New Zealand Wines

Jackson Estate

Argentinian Wines

Trivento

Greek Wines

Boutari

Portugal Wines

Sogrape Vinhos

Forrester

German Wines

Deforth

Morhena

The Company has been working with the same suppliers for four years and has either verbal or written contracts. Where a written contract is in place, it is usually valid for between one and three years with a three to six month termination clause exercisable by either party. With selected contracts, the Company also shares in the local marketing costs on either a defined amount or revenue percentage basis. Where a label does not have sufficient demand, the Company will consolidate shipments abroad before receiving the goods into Poland where they are stored in the Company’s bonded warehouse until cleared by customs for sale.

Sales Organization

The Company employs approximately 419 salespeople who are assigned to one of its thirteen distribution centers and 78 satellite branches. Each distribution center and satellite branch has a sales manager, who meets with the salespeople twice a week to review products and payments before the salespeople begin calling customers. The sales force at each office is typically divided into two categories: traditional trade and key accounts. Salespeople work on a daily pre-order system, which is routed by region. The salespeople contact approximately 20 customers per day. At the end of their day, they return to the office or telephone in their orders, which are processed and dispatched the next morning. The sales force work exclusively on a commission basis and are supplied with a company car and a mobile phone. Approved travel expenses are covered by the Company. The Company conducts periodic training to improve the salesmen’s knowledge of the Company’s products as well as improve the sales force’s skills.

Marketing

The Company has its own marketing department, which consists of ten people, including six brand managers, who manage the marketing support of the brands the Company imports exclusively into Poland. The Company manages a combined marketing budget for all exclusive brands of approximately $2.5 million, of which the Company contributes up to 50% of the total budget. The brand owners contribute the remaining part. The Company is responsible for all of the marketing efforts within Poland from point-of-sale production, below-the-line promotions, print work and public relation events, as well as overseeing the draft beer operations throughout Poland.

Distribution System

The Company’s headquarters are located in Warsaw, the capital of Poland. There are another twelve distribution centers and 78 satellite branches located throughout Poland.

In October 2000, the Company moved into a new distribution facility in Warsaw. The facility is approximately 9,765 square meters of warehouse (including bonded warehouse) and 2,230 square meters of office space currently used for the headquarters. Management believes the warehouse facility has enough space to permit the Company to expand for the next two to three years without any further major investment.

The Company has developed its own de-centralized, national, next-day distribution system for its alcoholic beverage products, and has the ability to leverage its distribution capacity to include other products that meet its product guidelines as regards to incremental gross margin and operating profit.

For imported products not sourced from the European Union, the distribution network begins with the Company’s customs warehouse in Warsaw. Products can remain in this warehouse without customs and other duties being paid until the product is needed for sale. At such point, the product is transferred to the Company’s consolidation warehouse at the same location and shipped directly to one of the twelve regional office/warehouse facilities connected to each of the Company’s sales locations outside of Warsaw. Imported products sourced from the European Union that are subject to excise tax enter our tax registered warehouse before entering our main warehouse. Imported products sourced from the European Union that are not subject to excise tax enter the main warehouse directly. For a further description of the import process see the “Import of Products” section below.

Based on current sales projections, the regional distribution centers and satellite branches are provided with deliveries on a weekly or bi-weekly basis so that they are able to respond to their customers’ needs on a next-day basis. Because of the poor road infrastructure in Poland, the Company currently operates through thirteen distribution centers and 78 satellite branches. The Company expects to merge five to ten of the satellite branches during 2005, as there is current overlap with recently acquired companies.

For products the Company buys in Poland, the distribution chain begins with the importer/producer that ships product directly to each warehouse in Poland at the importer/producer’s cost. Once the product is entered into the branch inventory, it can be sold and delivered to customers within 24 hours.

Except at peak periods during the summer holidays and other peak times such as Christmas, all deliveries are made by Company-trained employees using Company-owned or leased vehicles. During busy periods, the Company uses independent contractors to supplement its own fleet. These contractors are usually small family-run businesses with which the Company has had relationships for several years. The Company has over 292 delivery trucks it uses for its direct deliveries in Poland. The Company replaces its fleet every three to five years, which is an ongoing process handled by its fleet management department.

Market for Product Line

In 2004, approximately 95% of the Company’s total sales were through off-trade locations (including 6% through other wholesalers, a decrease from 12% in 2003), where the alcoholic beverages are not consumed, and 5% through on-trade locations, where the alcoholic beverages are consumed. A breakdown by value of the off-trade and on-trade is provided below.

Off-trade Locations
Supermarket and locally-owned shops	71%
Wholesalers	6%
Hypermarkets	15%
Gas Stations	3%
On-trade Locations	5%

Total	100%

Off-Trade Market

There are two components of the Company’s sales to locations where alcoholic beverages are not consumed on premises. The most significant are small, usually Polish-owned and managed businesses, including small grocery stores. At December 31, 2004, the Company sold products to approximately 31,411 such business outlets, which typically stock and sell relatively few alcoholic beverage products and wish to have access to the most popular selling brands. The other components of the off-trade business are large supermarket chains, which are typically non-Polish-owned, as well as smaller multi-store retail outlets operated by major Western energy companies in connection with the sale of gasoline products. The large supermarket chains typically offer a wide selection of alcohol products, while the smaller retail outlets offer a more limited selection.

The Company also sells products throughout Poland through other wholesalers. There are a few written agreements with these wholesalers as this distribution channel is going through a major consolidation and the Company’s strategy is to go directly to retail outlets, bypassing this distribution channel.

On-Trade Market

There are three components to the Company’s sales to locations where alcoholic beverages are consumed: (i) bars and nightclubs, (ii) hotels, and (iii) restaurants. Bars and nightclubs are usually locally managed businesses, although they may be owned and operated in major cities by a non-Polish national. Hotels include worldwide chains such as Marriott, Sheraton, Holiday Inn, Hyatt and Radisson, as well as the major Polish chain, Orbis. Restaurants are typically up-scale and located in major urban areas. At December 31, 2004, the Company sold products to approximately 5,850 on-trade accounts.

Financial Information about Geographic Access

During each of the last three years, all of the Company’s revenue has been derived from customers in Poland, where all of the Company’s customers are located, and all of the Company’s long-lived assets are located in Poland.

Control of Bad Debts

The Company believes that its close monitoring of customer accounts both at the relevant regional office and from Warsaw has contributed to its success in maintaining a low ratio of bad debts to net sales. During 2002, 2003 and 2004, bad debt expense as a percentage of net sales, were approximately 0.49%, 0.14% and 0.13% of net sales. Management believes the ongoing enhancement of computer systems for interoffice financial and administrative controls will assist in maintaining a low ratio of bad debts to net sales as the Company continues to expand. A more detailed explanation of the bad debts provision is available in “Management’s Discussion and Analysis and Financial Condition and Results of Operation.”

Competition

The Company, as an early entrant in the post-Communist market in Poland, has over 12 years of experience in introducing, developing and refining sales, marketing and customer service practices in the diverse and rapidly developing Polish economy. The Company believes this experience gives it a competitive advantage in the alcoholic beverage distribution business. The Company believes that it is currently the only independent national distributor of an extensive and diversified alcoholic beverage line in Poland.

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

Employees

The Company had approximately 2,015 full-time employees as of December 31, 2004. All employees, except for a few employees, were employed in Poland and have agreements with the Company. Polish labor law requires that certain benefits be provided to employees, such as the number of days of vacation, maternity leave and bonuses paid upon retirement based upon years worked in the Company. The law also restricts the discretion of the Company’s management to terminate employees without cause and requires in most instances a severance payment of one to three months’ salary. The Company makes required monthly payments up to 19.83% of an employee’s salary to the governmental health and pension system. The Company’s employees are not unionized. The Company believes that its relations with its employees are good. The Company also grants other health benefits to selected key management personnel.

Regulation

The Company’s business of importing and distributing alcoholic beverages is subject to regulation. The Company believes it is operating with all licenses and permits material to its business. The Company is not subject to any proceedings calling into question its operation in compliance with any licensing and permit requirements.

Import of Products

With the accession of Poland to the European Union on May 1, 2004, Poland adopted the established customs rules and regulations of the European Union which were different than the customs rules and regulations of Poland prior to May 1, 2004. As a result, the customs borders between Poland and other countries that are members of the European Union, or the Member States, were removed. Furthermore, customs duties and quotas in effect prior to May 1, 2004, were cancelled between Member States, and external trade measures have been unified under a common customs tariff known as the Community Customs Code. Poland was also granted inclusion in the European Union’s customs agreements with countries outside of the European Union.

In 2004, approximately 15% of the Company’s total exclusive import portfolio was from countries outside the European Union. The result of Poland having the European Union’s preferential tariff measures, applied to products the Company is importing from outside the European Union, has resulted in the substantial reduction of duties for these products. For example, the duty for cigars imported from Cuba decreased from 173% to 9.1%, duty for wine imported from the United States, Australia, New Zealand, Chile, South Africa decreased from 30% to anywhere from 3% to 10% depending on the country of origin. Duty for beer imported from Mexico decreased from 30% to 0%.

Import Licenses and Quotas

Prior to May 1, 2004, the Polish Ministry of Economy required a wide range of permits, licenses and quotas on imported alcoholic beverages and cigars. As of May 1, 2004, the Ministry of Economy no longer requires licenses and quotas but only requires an import permit for wine sourced outside the European Union. The Company applies for the import permit for all wine sourced outside the European Union every four months, as required by applicable law, at the Agricultural Market Agency, which is a Polish agency that acts under European Union legislation and reports wine importation figures to the central European Union register. The first permit was given to the Company by the Agricultural Market Agency in May 2004, and thereafter, the Agricultural Market Agency has renewed the Company’s permit every four months. As the main function of the Agricultural Market Agency is to acquire statistical information of the amount of European Union-sourced and non European Union-sourced wine sold within the European Union, the Company believes that the Agricultural Market Agency will continue to issue the permit to the Company.

Storing of Imported Products

All products imported by the Company from countries outside of the European Union must enter the Company’s customs warehouse, which is described below, where they are stored until the Company has to transport the products to clients or to other Company warehouses. At the time of transportation, the products are cleared by Polish Customs Agents.

As of May 1, 2004, European Union sourced products that are not subject to an excise tax enter the Company’s main warehouse directly without any additional custom’s procedures. European Union sourced products that are subject to an excise tax enter the Company’s tax registered warehouse, which is described below, where the excise tax is accounted for. Once the excise tax is accounted for, the products enter the main warehouse where they are prepared for distribution.

Customs Warehouse

The Company is required to obtain a permit from the Director of the Regional Customs Office and the approval of health authorities to open and operate the customs warehouse. The applicable health concerns are the same as those discussed under “Wholesale Activities” with regard to non-custom warehouses. The Company received its current permit on December 28, 1998, which is for an unspecified period of time. The continued effectiveness of the permit is conditioned on the Company’s complying with the requirements of the permit which are, in general, the proper payment of customs duties and maintenance of an insurance policy.

Tax Registered Warehouse

The Company is required to obtain a permit from the Director of the Regional Customs Office to operate its tax registered warehouse. As of May 1, 2004, the Company has operated its tax registered warehouse, where European Union sourced products that are subject to excise tax such as beer, wine and spirits are stored (under the supervision of the Council of the European Union Directives on the General Arrangements for Products Subject to Excise Duty) and registered. Once registered, the documentation for the amount of excise tax to be paid and the date the taxes are due to the Polish Ministry of Finance is prepared by the Company and the

Regional Customs Office. Once the excise tax documentation is prepared, the products enter the main warehouse for distribution.

The Company received its permit from the Regional Customs Office on April 29, 2004. This permit is valid until April 30, 2007. The Company must make accurate and timely payments of the excise tax in order to keep the existing permit effective. The Company believes that if it continues to make accurate and timely payments of its excise tax obligations, the Regional Customs House will reissue this permit when it expires.

Wholesale Activities

The Company must have additional permits from the Minister of Economy and appropriate health authorities to operate its wholesale distribution business. Furthermore, it must comply with rules of general applicability with regard to packaging, labeling and transporting products.

General Permits

The Company is required to have permits for the wholesale trade for three of its product lines: beer, wine and spirits. The permit with regard to beer is issued for two years; the current permit will expire on March 28, 2005. The permit with regard to spirits is issued for one year; the current permit will expire on December 31, 2005. The permit for wine is issued for two years; the current permit will expire on March 28, 2005. The permits require that the Company sell its products only to those who have appropriate permits to resell the products. A permit can be revoked or not renewed if the Company fails to observe laws applicable to its business as an alcohol wholesaler, fails to follow the requirements of the permit or if it introduces into the Polish market alcohol products that have not been approved for trade. The Company also obtained separate permits for each of its subsidiaries. The Company has never been denied any general permits and expects that these permits will be renewed when they expire.

Health Requirements

The Company must obtain the approval of the local health authorities to open and operate its warehouses. This approval is a requirement for obtaining the permit for wholesale activities. The health authorities are primarily concerned with sanitation and proper storage of alcoholic beverages, as well as cigars. These authorities can monitor the Company’s compliance with health regulations. Similar regulations apply to the transport of alcoholic beverages and cigars, and the drivers of such transports must themselves submit health records to the appropriate authorities.

General Norms

The Company must comply with a set of rules, usually referred to generally as “Polish Norms,” which constitute legal regulations concerning, as applicable to the Company, standards according to which alcoholic beverages and cigars are packaged, stored, labeled and transported. These norms are established by the Polish Normalization Committee. As of May 1, 2004, the norms established by the Polish Normalization Committee have complied with European Union Standards and have harmonized once conflicting Polish standards with standards from European Union countries so that once obligatory Polish requirements such as sanitation testing and inspections are no longer required by the Polish Normalization Committee. Therefore, a certificate from the European Union-based producers of the products the Company imports is acceptable to the local Polish Health Authorities without further requirements.

Approval of Health Authorities

For all products sourced outside of the European Union, the Company is required to receive proper health permits at the time the products are imported into Poland. The local Polish health authorities are charged with the responsibility to insure that all products entering Poland from outside the European Union have been previously approved for importation and sale in the European Union by the European Union health authorities. The Company has been in compliance for all of its imported products with the statutes of the European Union regarding standards and health requirements.

Advertising Ban

In 2001, the government introduced significant changes to the Alcohol Awareness Law by separating regulations concerning beer from regulations concerning other alcoholic beverages. Previously, the government had implemented a ban on advertising on all alcoholic beverages.

According to the new regulations, above-the-line activities for beer are allowed but are limited to the following: billboard advertising only if 20% of the surface of the billboard is dedicated to health warnings concerning alcohol consumption, advertising in the press is limited to the inside of a publication (no front or back cover advertising is allowed), television advertising is only allowed between the hours of 8:00 p.m. and 6:00 a.m. and no advertising can be associated with sexual attractiveness, relaxation, health, sport or incorporate children in any way in the advertisement. No above-the-line activities, even limited activities, are permitted for other alcoholic beverages.

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

Regulation of Retail Sales

The Company operates six retail outlets for alcoholic beverages under the name “Fine Wine and Spirits”. Under Polish law, each of these outlets must have a retail permit to sell alcoholic beverages to potential clients. The length of such permits varies from one to three years and is renewable. Also, each new store needs to acquire a certificate from the local health authorities to sell its products. The Company, to obtain the above permits, must first have a lease agreement with the owner of the building. Furthermore, for each lease agreement, the Company requires a long term notice period in order to safeguard its investments. All present retail outlets operate with valid retail licenses, which can be renewed at the expiration date.

Available Information

The Company maintains an Internet website at http://www.ced-c.com. Please note that our Internet address is included in this annual report as an inactive textual reference only. The information contained on our website is not incorporated by reference into this annual report and should not be considered part of this report.

We file annual, quarterly and current reports, proxy statements and other information with the SEC. We make our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, amendments to those reports and most of our other SEC filings available free of charge through our Internet website as soon as reasonably practicable after we electronically file these materials with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. These filings are also available to the public over the Internet at the SEC’s website at http://www.sec.gov. In addition, we provide paper copies of our SEC filings free of charge upon request. Please contact the corporate Secretary of the Company at 610.660.7817 or at our address set forth on the cover page of this annual report.

We have adopted a code of ethics applicable to all of our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer (who is also our Principal Accounting Officer). The code of ethics is publicly available on our website at http://www.ced-c.com/investor.htm. We intend to disclose any amendment to, or waiver from, any provision in our code of ethics that applies to our Chief Executive Officer and Chief Financial Officer by posting such information on our website at http://www.ced-c.com/investor.htm.

Risk Factors

The inability to adequately manage exchange-rate risk could affect our financial results and our ability to make financial projections.

Our operations are conducted primarily in Poland. Our functional currency is the Polish zloty while our reporting currency is the U.S. dollar. Our financial instruments consist mainly of cash and cash equivalents, accounts payable and receivable, inventories, bank loans, overdraft facilities and long-term debt. Most of the monetary assets represented by these financial instruments are located in Poland. Consequently, they are subject to currency translation risk when reporting in U.S. dollars.

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

The following table sets forth, for the periods indicated, the average exchange rate (expressed in current zloty) quoted by the National Bank of Poland. Such rates are set forth as zloty per U.S. dollar. At March 9, 2005, the rate was PLN 2.91.

	Year ended December 31,
	2001	2002	2003	2004
Exchange rate at end of period	3.99	3.84	3.74	2.99
Average exchange rate during period(1)	4.08	4.02	3.89	3.54
Highest exchange rate during period	4.50	4.26	4.09	4.06
Lowest exchange rate during period	3.94	3.84	3.67	2.97

(1)	The average of the exchange rates on the last day of each quarter during the applicable period.

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

We distribute approximately 93% of the alcoholic beverages in our portfolio on a non-exclusive basis. Furthermore, most of our distribution agreements for these beverages have a term of approximately one year, although several of such agreements can be terminated by either party without cause on relatively short notice.

For example, the distribution agreements with respect to domestic vodka (which accounted for approximately 75% of our net sales in 2004) can be terminated on one month notice. Any termination of a significant number of our supply contracts would adversely affect our ability to generate revenue and operating profits.

In 2004, we purchased over 5% of net sales from the following suppliers: Polmos Bialystok (19%), Sobieski Distribution (13%), Unicom Bols Group (10%) and Polmos Zielona Gora (7%). We have one-year supply contracts with each of these companies. The termination of our relationship with any of these entities could have a material adverse effect on our revenue and operating profits.

Market consolidation could lead to margin pressure.

There were approximately 1,000 alcohol distributors in Poland in 1995. In 2004, approximately 200 were actively conducting business in the marketplace. We expect this number to decrease and stabilize to approximately 50 alcohol distributors that would control approximately 90% of the market. During this period of consolidation, we expect the weaker distributors to maintain low prices in an effort to stay solvent and viable, which could put downward pressure on our existing gross margins as we continue to gain market share. As a result, we will continue to monitor these potential events and will attempt to balance maintaining gross margins and sales to be in line with our strategic objectives during this transitional period.

Risks Related to Acquisitions

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

Furthermore, since we have a history of maintaining the operational independence of the companies we acquire, there are risks that the managers of our subsidiaries, who were once the owners of their own companies, will not successfully implement our business strategies and management and cost-control systems. Our senior management team residing in Warsaw may not be able to coordinate the business activities of the group’s various subsidiaries in order to maximize the group’s business potential as a nationwide distribution network.

The implementation of anti-monopoly regulations could threaten our basic business strategy of growing through acquisitions once we reach approximately a 35% to 40% market share.

Under the Polish Anti-Monopoly Act, acquisitions may be blocked or have conditions imposed upon them by the Polish Office for Protection of Competition and Consumers, or the Anti-Monopoly Office, if the Anti-Monopoly Office determines that the acquisition has a negative impact on the competitiveness of the Polish market. The current body of Polish anti-monopoly law is not well established and, therefore, it is difficult to predict how the Anti-Monopoly Office will act on an application. Generally, companies that obtain control of 40% or more of their market may face greater scrutiny from the Anti-Monopoly Office than those that control a lesser share. Additionally, several types of reorganizations, mergers and acquisitions and undertakings between business entities, including acquisitions of stock, under circumstances specified in the Anti-Monopoly Act, require prior notification to the Anti-Monopoly Office. Sanctions for failure to notify include fines imposed on parties to the transaction and members of their governing bodies. The Anti-Monopoly Office may not approve any or all of our proposed acquisitions, which action would negatively impact our ability to institute our business plan and grow our business.

We may vertically integrate into production, the integration and management of which could deter results from the existing distribution business and could deter our overall results.

As part of our overall business strategy, we identified both state-owned and privately-owned distilleries in Poland that we may seek to acquire. Currently, Polmos Bialystok, the largest state-owned distillery in Poland located in the northeast region of Poland, is in the process of being privatized by the Polish Treasury Ministry. The Polish Treasury Ministry has provided documentation to potential bidders for at least 51% of the shares of capital stock of Polmos Bialystok. We are currently participating in this bidding process, and on February 24, 2005, the Polish Treasury selected the Company and three other companies to be on the short list of potential bidders. We have limited experience in the production of alcohol, and thus, we may not be able to successfully integrate the acquisition of Polmos Bialystok if our bid is accepted and the acquisition is concluded. However, we plan to maintain the current management of Polmos Bialystok if our bid is accepted and the acquisition is concluded. We believe that Polmos Bialystok has solid administrative and technical management personnel that we would maintain and who would continue to manage the distillery on a day to day basis. As with all prior acquisitions, we plan to develop an integration plan to help ensure that the acquisition of Polmos Bialystok would successfully integrate with the company and would not disrupt our distribution business.

Risks Related to Investments in Poland and Emerging Markets

Emerging economies, such as Poland in which we operate, can be more volatile and perform differently than the United States due to increased risks of adverse political, regulatory or economic developments. The value of our common stock may be adversely affected by developments that would not affect other U.S. issuers without substantial operations in emerging markets.

In general, investing in the securities of issuers with substantial operations in foreign markets such as Poland involves a higher degree of risk than investing in the securities of issuers with substantial operations in the United States and similar jurisdictions. The Polish market could be subject to greater social, economic, regulatory and political uncertainties than the United States which could have an adverse effect on the market value and liquidity of our common stock. For example, we are currently required to have permits to import products, maintain and operate our warehouses, and distribute our products to wholesalers. Many of these permits, such as our general permit for wholesale trade, must be renewed when they expire. Although we believe that the applicable Polish governmental agency will renew our permits upon their expiration, our permits may not be renewed. Additionally, our permits may be revoked prior to their expiration date. If permits that are material to our business are either revoked or not renewed, our business could be negatively affected. However, we believe that from a regulatory and economic point of view the risks have been significantly reduced as a result of Poland having joined the European Union on May 1, 2004, as laws and regulatory rules have been and are in the process of conforming to European Union standards.

Our stockholders could experience unusual expense and uncertainty in trying to enforce any judicial judgment against us.

We are organized under the laws of Delaware. Therefore, our stockholders are able to affect service of process in the United States upon CEDC and may be able to affect service of process upon our directors. However, we are a holding company, all of the operating assets of which are located outside the United States. As a result, you may not be able to enforce against our assets judgments of United States courts predicated upon the civil liability provisions of United States laws. In addition, awards of punitive damages in actions brought in the United States or elsewhere may not be enforceable in Poland.

Item 2.    Properties.

Headquarters; Sales Offices and Warehouses

The Company has entered into leases for its Warsaw headquarters and most of its other twelve distribution centers and 78 regional branches. The amount of office and warehouse space leased for each distribution center and satellite branch varies between 40 and 7,400 square meters depending on the size of the business. The monthly lease payments, which are denominated in Polish zloty, vary between $67 and $23,362 for the regional distribution centers and satellite branches and are approximately $96,000 per month in Warsaw ($54,930 for the customs and consolidation warehouse and $41,070 for the office space for Company headquarters). The Warsaw lease is for seven years, commencing May 1, 2003, without termination. Most of the other leases can be terminated by either party on approximately three months’ prior notice.

Customs and Consolidation Warehouse

The customs and consolidation warehouse is a 9,765 square meter leased facility located in Warsaw. The lease is for seven years commencing May 1, 2003, and the monthly rental, denominated in U.S. dollars, is approximately $54,930 per month as of December 31, 2004.

Retail Outlets

The Company has entered into a long term or indefinite term lease agreement for each of its six retail outlets. All the lease agreements can be terminated by mutual consent or by three to six months’ prior notice by either party. The lessor, however, has, in each case, waived its right to terminate the agreement for three years, provided, that the Company is performing its obligations thereunder. Lease payments, which are denominated in Polish zloty, currently range from $780 to $5,585 per month.

Item 3.    Legal Proceedings.

The Company is not aware of any pending or threatened legal actions other than disputes arising in the ordinary course of its business that would not, if determined adversely to the Company, have a material adverse effect on its business and operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

The Company’s common stock has been traded on the NASDAQ National Market or the National Market under the symbol “CEDC” since June 1999. Prior to June 1999, the Company traded on the NASDAQ Small Cap Market since the Company’s initial public offering in July 1998. The following table sets forth the high and low bid prices for the common stock, as reported on the NASDAQ National Market, for each of the Company’s fiscal quarters in 2003 and 2004. These prices represent inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The prices for 2003 have also been adjusted to reflect the impact of the 3 for 2 stock split in May 2004.

	High	Low
2003
First Quarter	$13.65	$8.13
Second Quarter	16.60	8.39
Third Quarter	18.57	11.78
Fourth Quarter	27.89	17.60

2004
First Quarter	$24.08	$20.16
Second Quarter	26.08	18.74
Third Quarter	25.59	22.04
Fourth Quarter	30.22	22.73

On March 9, 2005, the last reported sales price of the common stock was $36.98 per share.

Holders

As of February 25, 2005, there were approximately 7,753 beneficial owners, and as of March 9, 2005 there were 63 stockholders of record of common stock.

Dividends

The Company has never declared or paid any dividends on its common stock. Future dividends will be subject to approval by the Company’s board of directors and will depend upon, among other things, the results of the Company’s operations, capital requirements, surplus, general financial condition and contractual restrictions and such other factors as the board of directors may deem relevant. The Company does not intend to pay cash dividends on its common stock in the foreseeable future.

The Company has instituted a policy of having all of its subsidiaries (except Carey Agri) pay dividends to their respective stockholders, either the Company or Carey Agri. The subsidiaries, except for Carey Agri, will distribute 50% of their respective current years after tax profits except for those generated during the first year of ownership. As at December 31, 2004, the Company’s subsidiaries, will provide for dividends of approximately $6,046,000 to Carey Agri and the Company or, $5,396,000 to the Company and $650,000 to Carey Agri.

These dividends are being used initially to pay down acquisition debt and to fund the day-to-day operations of the Company. At December 31, 2004, the subsidiaries had approximately $52.4 million of retained earnings.

Since the Company is a holding company with no business operations of its own, its ability to pay dividends will be dependent upon either cash flows and/or earnings of its subsidiaries and the payment of funds by those subsidiaries to the Company. As Polish limited liability companies, the subsidiaries are permitted to declare dividends only twice a year from their retained earnings, computed under Polish Accounting Regulations after the audited financial statements for that year have been provided to and approved by stockholders.

Equity Compensation Plans

The following table provides information with respect to the Company’s equity compensation plans as of December 31, 2004.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,095,297	$13.01	1,481,638
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,095,297	$13.01	1,481,638

Item 6.    Selected Financial Data

The following table sets forth selected consolidated financial data for the periods indicated and should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements, the notes thereto and the other financial data contained in Items 7 and 8 of this report on Form 10-K. In May 2004, the Company executed a 3 for 2 stock split. The comparatives for prior years shown below have been adjusted to reflect this change.

	Year ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except for per share amounts)
Income Statement Data:
Net sales	$131,233	$178,236	$293,965	$429,118	$580,744
Cost of goods sold	113,687	154,622	255,078	372,638	506,413

Gross profit	17,546	23,614	38,887	56,480	74,331
Sales, general and administrative expenses	14,698	18,759	26,273	34,313	45,946

Operating income	2,848	4,855	12,614	22,167	28,385
Non-Operating income / (expense)
Interest expense	(955)	(1,345)	(1,586)	(1,633)	(2,441)
Interest income	261	77	99	133	326
Realized and unrealized foreign currency transaction losses, net	(494)	(12)	(176)	(92)	(19)
Other income / (expense), net	(172)	83	113	(59)	193

Income before income taxes	1,488	3,658	11,064	20,516	26,444
Income taxes	(503)	(1,132)	(2,764)	(5,441)	(4,614)

Net income	$985	$2,526	$8,300	$15,075	$21,830

Net income per common share, basic	$0.10	$0.26	$0.68	$0.98	$1.34

Net income per common share, diluted	$0.10	$0.25	$0.66	$0.96	$1.31

Average number of outstanding shares of common stock at year end	9,752	10,007	12,535	15,747	16,718

	December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,428	$2,466	$2,237	$6,229	$10,491
Working capital	9,362	6,883	14,373	35,016	50,910
Total assets	59,311	68,977	130,800	187,470	291,704
Long-term debt and capital lease obligations, less current portion	7,988	3,495	6,623	497	1,873
Stockholders’ equity	16,492	20,756	41,381	83,054	120,316

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

Overview

The following discussion regarding variations in operating results should be read considering the rates of inflation in Poland and the fluctuations of the Polish zloty compared to the U.S. Dollar during the periods presented. The rate of inflation in Poland was 1.1% in 2002, 1.7% in 2003, and 3.5% in 2004. Using average National Bank of Poland exchange rates for the full year, the zloty in comparison to the U.S. Dollar appreciated by 9% in 2004, 2.6% in 2003 and 3.7% in 2002.

On May 1, 2004, Poland joined the European Union and, as a result, products manufactured within the European Union will no longer be subject to import duties, which may have a positive impact on the Company’s future business as the pricing of the Company’s imported product portfolio becomes aligned with local product. It is important to note that while Poland joined the European Union in May 2004, joining the European Union does not automatically result in joining the EURO zone. This is a separate process with different admission requirements. Poland is currently forecasting joining the EURO zone in 2008.

In order to aid understanding, we have prepared tables which segment the income statement information as presented in the financial statements into those elements of the income statement which relate to operations acquired by the Company during the reporting period and those which relate to operations owned in both reporting periods. Key definitions are:

Total Operations 2004: This represents actual reported results for the year ended December 31, 2004.

Operations Acquired: These are the eliminations of the amounts generated by the 2004 and the 2003 acquired subsidiaries for the equivalent pre-acquisition period of 2003 (the equivalent pre-acquisition period for 2003 is defined as the period from January 1, 2003 through the date of the acquisition of the entity acquired) so as to present the 2004 continuing operations results for the same year on year periods.

Continuing Operations 2004: The amounts for 2004 generated by the same subsidiaries owned in 2003 and for the same period of time as in 2003.

Total Operations 2003: This is the extract from the income statement for total operations for the year ended December 31, 2003.

Also found in this report are references to the term “cash on delivery”, or COD. Normal trade terms from the Company’s Polish vodka suppliers are 60 days, however, the Company is offered by some of these suppliers significant discounts if the Company pays for goods when delivered. The discounts offered are considerably in excess of the effective rate the Company would pay for 60-day terms on our bank facilities. COD is also referenced in discussions regarding margin and short term banking facilities.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Twelve Months to December 31,	Total Operations 2004	Operations acquired	Continuing operations 2004	Total Operations 2003
	(in thousands, except percentages)
Net Sales	580,744	105,677	475,067	429,118
Cost of goods sold, including excise taxes	506,413	94,156	412,257	372,638
Gross profit	74,331	11,521	62,810	56,480
	12.8%	10.9%	13.2%	13.2%
Selling, general and administrative expenses	45,946	7,241	38,705	34,313
Operating income	28,385	4,280	24,105	22,167
	4.9%	4.1%	5.1%	5.2%
Non operating income / (expenses)

Interest income	326	40	286	133
Interest expense	(2,441)	(656)	(1,785)	(1,633)
Realized and unrealized foreign exchange losses	(19)	(5)	(14)	(92)
Other income/(expense), net	193	38	155	(59)
Income before taxes	26,444	3,697	22,747	20,516
	4.6%	3.5%	4.8%	4.8%
Income tax expense	4,614	312	4,302	5,441
Net income	21,830	3,385	18,445	15,075
	3.8%	3.2%	3.9%	3.5%

Net Sales

Total net sales for 2004 increased by 35.3% or $151.6 million to $580.7 million. Net sales from continuing operations increased 10.7% or $45.9 million to $475.1 million for 2004 from a base figure of $429.1 million for 2003. The growth in 2004 is, however, diluted by the previously planned downsizing of a subsidiary acquired in April 2003. Excluding this subsidiary, sales from continuing operations increased by 13.7%. The increase in net sales from continuing operations was mainly due to the following factors.

•	Sales productivity. The Company through the use of improved sales management skills was able to increase the net sales achieved per salesman.

•	Sales coverage. The Company was able to increase the number of accounts served.

•	Impact of foreign exchange rate. The Polish Zloty appreciated against the U.S. Dollar by 9% for the year ended December 31, 2004.

Gross Profit

Total gross profit on net sales increased by 31.6% or $17.9 million to $74.3 million in 2004. The growth in gross profit from continuing operations was 11.2%. As a percentage of net sales, total gross profit for 2004 and 2003 was 12.8% and 13.2%. This decline in gross profit was primarily due to the lower gross profit margins from the acquired businesses. Newly acquired business take time to develop the growth of higher margin import sales. The gross profit attributable to net sales from continuing operations remained constant at 13.2%.

On May 1, 2004, Poland joined the European Union (EU). This accession finally removed all duty restrictions on goods imported from the EU as well as reducing duty rates for countries with which the EU has regional agreements. The final elimination of cross border duties has significantly increased the Company’s performance in imported product, particularly wines and imported spirits, the growth of which in sales value is described in the below table. Import beer sales grew more slowly for the six months ending December 31, 2004, primarily due to strong competition from domestic brands and unseasonably cold weather in the third quarter.

Six Months to December 31,	2003	2004	%
(Sales in thousands except percentages)
Imported Beers	$3,243	$3,356	3%
Imported Spirits	3,525	5,168	47%
Imported Wines	6,888	9,383	36%
Other Imported Product	439	484	10%

Total Imported Product	$14,095	$18,391	30%

Operating Expenses

Total selling, general and administrative, or S,G&,A expenses increased 33.8% from $34.3 million in 2003 to $45.9 million in 2004. S,G&A attributable to continuing operations increased by 12.8% to $38.7 million. As a percentage of total net sales total S,G&A was 7.9% for 2004, down from 8.0% for 2003. S,G&A for continuing operations in 2004 was 8.1% of net sales.

Primary reasons for the increase in SG&A were an increase in depreciation of equipment in 2004 and the additional SG&A related to the acquired entities. Depreciation of equipment in total increased by 64.7% from $1.7 million in 2003 to $2.8 million in 2004. During 2004, the Company continued to bring on line its investment in systems upgrades, fleet rotations, and its investment in a new regional distribution center. Since most of this upgrade was a one time increase, the rate of growth of depreciation for the year ending December 31, 2004, is not expected to continue in future periods. Included in S,G&A is a portion of costs that are variable with volume such as transport and logistics.

Bad debt expense in total increased 17.8% from $592,000 in 2003 to $758,596 for 2004. This increase is less than the rate of sales growth and has been achieved through consistent management of the age profile of our trade receivables and diligent review of acquisitions to ensure that all provisions are made as part of the fair value assessment.

Operating Income

Total operating income increased 28.0% or $6.2 million to $28.4 million for 2004. Expressed as a percentage of net sales, operating profit for 2004 was 4.9% as opposed to 5.2% for 2003. The reduction in the operating profit margin percent was primarily from the increase in depreciation expense as well as the impact of gross profit margins as noted above. Operating income attributable to continuing operations increased 8.7% or $1.9 million to $24.1 million. The reasons for the increase of operating profit were due to the factors stated above.

Interest Expense

Total interest expense increased by 49.5% or $808,000 to $2.4 million for 2004. Interest cover declined from 13.6 times in 2003 to 11.7 times in 2004. Interest cover is the number of times that interest expense divides into operating profit. The increase in interest expense was from higher average borrowings, in line with business growth and increases in the Polish Zloty borrowing rates. The one month Warsaw inter-bank rate (WIBOR) increased from 5.21% at the end of 2003, to 6.46% at the end of 2004.

Bank loans and overdrafts as of December 31, 2004, was 6.4% of net sales, as compared to 7.1% as of December 31, 2003.

Net Realized and Unrealized Foreign Currency Losses

The net charge relating to foreign exchange losses decreased to $19,000 for 2004 from $92,000 for 2003.

Income Tax

The total tax charge for 2004 was $4.6 million, which represented 17.4% of pre-tax profits. For 2003, the charge was $5.4 million, which represented 26.5% of pre-tax profits. The reduction in our effective tax rate, was principally due to a change in Polish tax rates from 27% in 2003 to 19% in 2004.

Net Income

Total net income increased by 44.8% or $6.8 million to $21.8 million for the year ended December 31, 2004. The increase was due to the factors noted above.

Total Operations 2003: This represents actual reported results for the year ended December 31, 2003.

Operations Acquired: These are the eliminations of the amounts generated by the 2003 and the 2002 acquired subsidiaries for the equivalent pre-acquisition period of 2002 (the equivalent pre-acquisition period for 2002 is defined as the period from January 1, 2002 through the date of the acquisition of the entity acquired) so as to present the 2003 continuing operations results for the same year on year periods.

Continuing Operations 2003: The amounts for 2003 generated by the same subsidiaries owned in 2003 and for the same period of time as in 2002.

Total Operations 2002: This is the extract from the income statement for total operations for the year ended December 31, 2002.

Twelve Months to December 31,	Total Operations 2003	Operations acquired	Continuing operations 2003	Total operations 2002
	(in thousands, except percentages)
Net Sales	429,118	100,979	328,139	293,965
Cost of goods sold, including excise taxes	372,638	88,575	284,063	255,078
Gross profit	56,480	12,404	44,076	38,887
	13.2%	12.2%	13.4%	13.2%
Selling, general and administrative expenses	34,313	7,241	27,072	26,273
Operating income	22,167	5,163	17,004	12,614
	5.2%	5.1%	5.2%	4.3%
Non operating income / (expenses)
Interest income	133	23	110	99
Interest expense	(1,633)	(318)	(1,315)	(1,586)
Realized and unrealized foreign exchange losses	(92)	—	(92)	(178)
Other income/(expense), net	(59)	(71)	(130)	115
Income before taxes	20,516	4,939	15,577	11,064
	4.8%	4.9%	4.7%	3.8%
Income tax expense	5,441	854	4,587	2,764
Net income	15,075	4,085	10,990	8,300
	3.5%	4.0%	3.3%	2.8%

Net Sales

Total net sales for 2003 increased by 46.0% or $135.2 million to $429.1 million. Net sales from continuing operations increased 11.6% or $34.2 million to $328.1 million for 2003 from a base figure of $294.0 million for 2002. The increase in net sales from continuing operations was mainly due to two factors:

•	Sales productivity. The Company through the use of improved sales management skills was able to increase the net sales achieved per salesman.

•	Sales coverage. The Company was able to increase the number of accounts served.

Gross Profit

Total gross profit on net sales increased by 45.2% or $17.6 million to $56.5 million in 2003. The growth in gross profit from continuing operations was 13.3%. As a percentage of net sales total gross profit for 2003 and 2002 was 13.2%. The gross profit attributable to net sales from continuing operations increased from 13.2% to 13.4%. The increases in core gross profit can be attributed to the improved product mix being achieved in subsidiaries following operational reviews and implementation of marketing and sales coverage strategies.

Operating Expenses

Total S,G&A expenses increased 30.6% from $26.3 million in 2002 to $34.3 million in 2003. S,G&A attributable to continuing operations increased by 5.5% to $24.7 million. As a percentage of total net sales, total S,G&A was 8.0% for 2003, down from 8.9% for 2002. For S,G&A attributable to continuing operations for 2003, it was 8.2% of net sales. Included in S,G&A are a portion of costs that are variable with volume such as transport and logistics.

Depreciation of equipment in total increased by 31.2% from $1,273,200 in 2002 to $1,671,800 in 2003. The increase is attributable to the Company’s investment in its logistics infrastructure, that is, delivery vehicles and warehouse and information technology facilities.

Bad debt expense in total decreased 58.6% from $1,431,000 in 2002 to $592,000 for 2003. This decrease has been achieved through consistent management of the age profile of our trade receivables and diligent review of acquisitions to ensure that all provisions are made as part of the fair value assessment. As a percentage of sales, the provision represents 0.1% for 2003 versus 0.5% for 2002.

Operating Income

Total operating income increased 75.7% or $9.6 million to $22.2 million for 2003. Expressed as a percentage of net sales, operating profit for 2003 was 5.2% as opposed to 4.3% for 2002. Operating income attributable to continuing operations increased 34.8% or $4.4 million to $17.0 million. The reasons for the increase of operating margins were due to the factors stated above.

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

Net Income

Total net income increased by 81.6% or $6.8 million to $15.1 million for the year ended December 31, 2003. The increase was due to the factors noted above.

Liquidity and Capital Resources

In 2004, the Company’s operating activities generated $8.9 million in cash compared to using $8.3 million cash in 2003. The effects of the Company’s COD policy in paying certain Vodka suppliers, is provided in the below table.

	Twelve months ended December 31,
	2004	2003	2002
	(in thousands)
Net cash (used in)/generated by Operating Activities	$8,861	$(8,252)	$(1,850)
Movement in COD support	$10,998	$11,863	$7,745
Pro-forma cash generated by Operating Activities	$19,859	$3,611	$5,895

Movement in COD support represents the change in the approximate portion of inventory purchased for COD as at December 31, 2004, December 31, 2003, and December 31, 2002.

The need for additional working capital was at its highest at December 31, 2004, due to the strong seasonality of sales, evidenced by December sales being 15% of the full year sales. In addition, the Company took advantage of an increase in excise tax and resulting price increases in domestic Vodka as of January 2005, to purchase additional supplies of Vodka at year end with approximately $20 million of extra inventory purchases as of December 31, 2004.

The net cash used in operating activities is affected by the Company’s use of COD terms. Use of COD, where the Company waives its 60 day payment terms in exchange for additional early settlement discounts, effectively replaces with bank funding the support a business would normally receive from suppliers in managing overall working capital needs. The effect of presenting the movement in COD would be to show an increase in funds generated by operations while showing a reduction in funding. The increased use of COD in 2003 has been driven both by increased activity and an increase in the percentage of purchases to which the Company attach COD terms. For 2004 and 2003, the percentage of COD from domestic suppliers was approximately 46% and 55%, respectively.

December 31,	2004	2003	2002
Sales (in thousands)	$580,744	$429,118	$293,965
Cost of goods sold (in thousands)	$506,413	$372,638	$255,078
Debtor days (excluding VAT of 22%)	66.8	61.8	65.7
Inventory days (excluding VAT of 22%)	46.4	34.3	34.8
Days payable (excluding VAT of 22%)	(68.0)	(52.8)	(62.7)
Net Working Capital Days	47.9	45.8	40.9

Impacting the above working capital days, is the effect of the year end exchange rate used to translate the balance sheet accounts as of December 31, 2004, as compared to the average exchange rate used to calculate sales and cost of goods sold. The year end exchange rate of the Polish Zloty to U.S. Dollar was 2.99 and the average exchange rate for the year was 3.54. Eliminating the impact of foreign exchange, the net working capital days for the year ending December 31, 2004, was 41.

The Company has paid particular attention to debtor management over the past two years. The increase in debtor days is primarily attributable to the foreign exchange impact noted above. Eliminating the impact of foreign exchange, debtor days for the year ending December 31, 2004, was 57.

Inventory days increased for the year ending December 31, 2004 and inventory rotations have declined from 12.8 times a year in 2003 to 8.5 times in 2004. This is primarily due to inventory build up of Vodka and the effect of foreign exchange as noted above.

The increase in days payable is also attributable to the increased Vodka purchases at year end and the impact of foreign exchange.

Investing activities amounted to $9.3 million in 2004 and are in most part related to the acquisitions of Miro Sp. z o.o., Saol Sp. z o.o., Polnis Sp. z o.o. and assets acquisitions, details of which are given in note 6 to the Company’s consolidated financial statements included in this annual report. In addition the Company has been upgrading its information technology systems and has completed the construction of its new regional distribution center in the southeast region of Poland.

Financing activities generated a total of $635,000. The Company received $1.8 million as a result of option holders exercising their options during the year ended December 31, 2004. The receipt of these funds enabled the Company to reduce its debt during the year though this has returned to a similar level as the previous year following the recent acquisitions.

The nature of the Company’s business is that it has to invest in working capital, mainly Polish vodka on COD terms, towards the end of the calendar year, which is traditionally its busiest selling period. With this in mind, the Company arranged for various short-term funds to be available to it, which at December 31, 2004 the Company had $30,924,210 of unused credit facilities available to it under these short-term agreements.

Total forward contracted obligations are:

	2005	2006	2007	2008	2009	2010+
	(in thousands)
Obligations under property leases	$1,152	$1,152	$1,152	$1,152	$1,152	$384
Capital leases	$2,232	$2,878	—	—	—	—
Bank repayments/facility expiry	$37,630	$234	$234	234	234	938

Totals	$41,014	$4,264	$1,386	$1,386	$1,386	$1,322

Statement on Inflation and Currency Fluctuations

Inflation in Poland was 3.5% for the twelve months ended December 31, 2004, as compared to 1.7% for the twelve months ended December 31, 2003.

The Company’s operating cash flows and virtually all of its assets are denominated in Polish zloty. In November 2002, the Company migrated nearly all its term loan facilities from U.S. Dollar and Euro to Polish zloty denominated loans.

The Company has banking facilities with six banks which are used to support both the Company’s acquisition strategy and its COD vodka purchasing requirements. The credit lines are all denominated in Polish Zloty.

These facilities are disclosed in the financial statements as:

	December 31, 2004	December 31, 2003
	(in thousands)
Overdrafts	$19,434	$23,184
Short term debt	17,962	7,257
Bank Loans and Overdraft Facilities	37,396	30,441
Current portion of long-term debt	234	29
Total long term debt, less current portion	1,873	497

Total	$39,503	$30,967

The Company is exposed to translation risk arising from the restatement of its financial statements from Polish zloty to U.S. Dollars, a more detailed note on this risk is given in Item 7A of this annual report.

Seasonality

The Company’s net sales have been historically seasonal with an average over 30% of the net sales occurring in the fourth quarter. During 2004, net sales in the fourth quarter were 33% of the full year, compared to 32.6% for the fourth quarter of 2003. The table below demonstrates the movement and significance of seasonality in income statement.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2004	2003	2004	2003	2004	2003	2004	2003
	(in thousands except percentages and per share amount)

Net Sales	$110,477	$79,468	$133,004	$105,122	$145,831	$104,844	$191,432	$139,684
Seasonality	19.0%	18.5%	22.9%	24.5%	25.1%	24.4%	33.0%	32.6%
Gross Profit	13,766	10,483	16,636	13,616	18,306	13,486	25,624	18,895
Gross Profit %	12.5%	13.2%	12.5%	13.0%	12.6%	12.9%	13.4%	13.5%
Operating Income	4,110	3,140	5,891	5,148	6,407	4,929	11,977	8,950
Net Income	$3,110	$1,917	$4,516	$3,459	$5,096	$3,604	$9,108	$6,095
Net income per common share—Diluted	$0.19	$0.14	$0.28	$0.22	$0.31	$0.22	$0.55	$0.37

Acquisitions during the year, did not have a significant impact on the seasonality trends show above.

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

Critical Accounting Policies and Estimates

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of net sales, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

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

Goodwill and Intangibles

Acquired goodwill is no longer amortized as required by FASB 142. Instead the Company assesses the recoverability of its goodwill at least once a year or whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support the recorded goodwill. If undiscounted cash flows are not sufficient to support the goodwill, an impairment charge would be recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. No such charge has been considered necessary through the date of the accompanying financial statements. Intangibles (trademarks) are amortized over 10 years.

The calculation of the impairment charge for goodwill requires use of estimates. Factoring in a deviation of +/- 10% for estimated gross profit of the acquired entities, or the discount rate as compared to managements estimate, there would still be no need for an impairment charge of goodwill.

Purchase Price Allocation

The Company accounts for its acquisition under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, and allocate the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The determination of the values of the assets acquired and liabilities assumed, as well as associated asset useful lives, will require management to make estimates.

Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the assets acquired and liabilities assumed, both the precision and reliability of the resulting estimates are subject to uncertainty.

Recently issued accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123(R), Share Based Payments, a revision of the prior FASB Statement No. 123, Accounting for Stock Based Compensation. This statement requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The statement offers a number of possibilities for implementation. The Company has elected to implement the modified prospective application, which will require the Company to begin to recognize the impact of the change in July 2005 and will not restate any prior periods. The expected impact during the second half of 2005 is approximately $1.5 million, based upon current market conditions. Management of the Company is still in the process of evaluating what forms of compensation may be introduced in future periods in lieu of the existing option program.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

Exchange Rate Fluctuations

Translation Risks

The Company’s operations are conducted primarily in Poland and its functional currency is the Polish zloty and the reporting currency is the U.S. Dollar. The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and receivable, inventories, bank loans, overdraft facilities and long-term debt. All of the monetary assets represented by these financial instruments are located in Poland. Consequently, they are subject to currency translation risk when reporting in U.S. Dollars.

If the U.S. Dollar increases in value against the Polish zloty, the value in U.S. Dollars of assets, liabilities, revenues and expenses originally recorded in Polish zloty will decrease. Conversely, if the U.S. Dollar decreases in value against the Polish zloty, the value in U.S. Dollars of assets, liabilities, revenues and expenses originally recorded in Polish zloty will increase. Thus, increases and decreases in the value of the U.S. Dollar can have an impact on the value in U.S. Dollar of our non-U.S. Dollar assets, liabilities, revenues and expenses, even if the value of these items has not changed in their original currency.

Transaction Risk

Commercial Exposure.    The Company’s commercial foreign exchange exposure mainly arises from the purchase of imported alcoholic beverage in currencies other than the Company’s functional currency of the Polish zloty. Thus, accounts payable for imported beverages are billed in various currencies and the Company is subject to short-term changes in the currency markets for product purchases. The Company also operates a bonded warehouse where the inventory acquired from foreign suppliers is recorded in its source currency. Thus, any currency movement on trade payables resulting from either a strengthening or weakening of the Polish zloty against a foreign suppliers currency is often compensated for by an opposite movement relating to inventories recorded in the imported currency.

Below is a table indicating the respective trade payables, trade receivables and imported inventory in U.S. Dollars (USD), British Pounds Sterling (GBP) and Euro (EUR).

(in thousands)	2004		2003
Trade Payables	Local Currency	USD Equivalent	Local Currency	USD Equivalent
USD	303,613	303,613	97,087	97,087
GBP	30,509	58,886	12,717	22,672
EUR	2,151,001	2,934,034	1,087,493	1,371,395

Total		3,296,513		1,491,154

Inventories	Local Currency	USD Equivalent	Local Currency	USD Equivalent
USD	627,999	627,999	271,035	271,035
GBP	—	—	23,062	41,115
EUR	496	677	506,512	638,743

Total		628,676		950,893

Trade Receivables	Local Currency	USD Equivalent	Local Currency	USD Equivalent
USD	2,947	2,947	7,007	7,007
GBP	—	—	24,245	43,224
EUR	9,173	12,512	54,322	68,503

Total		15,457		118,734

Financial Exposure.    The Company’s general policy requires our subsidiaries to borrow funds and invest excess cash in the same currency as their functional currency, the Polish zloty, where these funds were needed for and generated by operations. Where funds were needed for investment and acquisition purposes in previous years, they have been taken in U.S. Dollar and Euro. Total exposure to various currencies on the Company’s bank funding for December 31, 2003 and 2004 is given in the table below. During 2004, the Company experienced higher Polish Zloty borrowing rates with an increase in the one month Warsaw inter-bank rate (WIBOR) from 5.21% at the end of 2003, to 6.46% at the end of 2004, resulting in higher interest expense for the year.

	2004	2003
	(Thousands of USD)
Bank loans payable in Polish zloty	$21,306	$11,849
Bank overdrafts payable in Polish zloty	$18,197	$19,118
Total Bank Funding	$39,503	$30,967

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

Exchange rates	December 31, 2004	December 31, 2003
Polish zloty / U.S. Dollar	2.9904	3.7405
Polish zloty / EURO	4.0790	4.7170

Interest Rate Fluctuations

The Company may have an exposure to interest rate movements through its bank deposits and indebtedness. During 2004, the Company used derivative financial instruments (forward foreign currency contracts) to hedge transactions denominated in foreign currencies in order to reduce the currency risk associated with fluctuating exchange rates. The duration of the hedge contract typically did not exceed six months. At year end the Company had no open derivative contracts.

Because all of the Company’s debts are at floating rates, changes in interest rates may impact its net interest expense, positively by way of a reduction in base rates and adversely should base rates rise. The Company’s sensitivity to interest rate movements is expressed in the table below.

	December 31, 2004		December 31, 2003
Average bank debt (in $000’s)	$30,069		$25,614
Percentage subject to variable interest rates	100%		100%
Impact (in $000’s) on net interest charge from 1% change in base rates	$300.6	+/–	$256.1	+/–

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Central European Distribution Corporation:

We have completed an integrated audit of Central European Distribution Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Central European Distribution Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, Management has excluded Saol Sp. z o.o., Miro Sp. z o.o. and Polnis Sp. z o.o. from its assessment of internal control over financial reporting as of December 31, 2004 because these companies were acquired by the Company in a purchase business combination during the year ended December 31, 2004. We have also excluded Saol Sp. z o.o., Miro Sp. z o.o. and Polnis Sp. z o.o. from our audit of internal control over financial reporting. These companies are wholly-owned subsidiaries of Central European Distribution Corporation, whose total assets and total revenues represent 11.85% and 7.14%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

PricewaterhouseCoopers Sp. z o.o.

Warsaw, Poland

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Central European Distribution Corporation

We have audited the accompanying consolidated statements of income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2002 of Central European Distribution Corporation and subsidiaries, which has been included in this Form 10-K. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows of Central European Distribution Corporation and subsidiaries for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

Ernst & Young Audit Sp. z o.o.

March 14, 2003

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED BALANCE SHEETS

Amounts in columns expressed in thousands

	December 31,
	2004	2003
ASSETS

Current Assets
Cash and cash equivalents	$10,491	$6,229
Accounts receivable, net of allowance for doubtful accounts of $10,038 and $6,380 respectively	131,799	90,071
Inventories	64,372	35,012
Prepaid expenses and other current assets	10,801	5,249
Deferred income taxes	822	1,201

Total Current Assets	218,285	137,762

Intangible assets, net	2,543	2,506
Goodwill, net	51,370	35,618
Equipment, net	17,387	10,115
Deferred income taxes	1,684	1,382
Other assets	435	87

Total Assets	$291,704	$187,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Trade accounts payable	$115,678	$65,776
Bank loans and overdraft facilities	37,396	30,441
Income taxes payable	651	977
Taxes other than income taxes	3,108	1,230
Other accrued liabilities	7,338	3,011
Current portions of obligations under capital leases	2,970	1,282
Current portion of long-term debt	234	29

Total Current Liabilities	167,375	102,746

Long-term debt, less current maturities	1,873	497
Long-term obligations under capital leases	2,140	1,173

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock ($0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common Stock ($0.01 par value, 40,000,000 shares authorized, 16,677,045 and 16,314,493 shares issued at December 31, 2004 and 2003, respectively)	166	109
Additional paid-in-capital	55,663	52,805
Retained earnings	52,366	30,536
Accumulated other comprehensive income/(loss)	12,271	(246)
Less Treasury Stock at cost (164,025 shares at December 31, 2004 and 2003)	(150)	(150)

Total Stockholders’ Equity	120,316	83,054

Total Liabilities and Stockholders’ Equity	$291,704	$187,470

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Amounts in columns expressed in thousands

(except per share data)

	Year ended December 31,
	2004	2003	2002
Net sales	$580,744	$429,118	$293,965
Cost of goods sold	506,413	372,638	255,078

Gross profit	74,331	56,480	38,887
Selling, general and administrative expenses	41,774	31,594	23,367
Bad debt provision	758	592	1,431
Depreciation of tangible fixed assets	2,801	1,672	1,273
Amortization of intangible assets	613	455	202

Operating income	28,385	22,167	12,614
Non-operating income / (expense)
Interest expense	(2,441)	(1,633)	(1,586)
Interest income	326	133	99
Realized and unrealized foreign currency transaction losses, net	(19)	(92)	(176)
Other income / (expense), net	193	(59)	113

Income before income taxes	26,444	20,516	11,064
Income tax expense	4,614	5,441	2,764

Net income	$21,830	$15,075	$8,300

Net income per share of common stock, basic	$1.34	$0.98	$0.68

Net income per share of common stock, diluted	$1.31	$0.96	$0.66

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Amounts in columns expressed in thousands

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total
	Issued		In Treasury
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2001	4,504	$46	73	(150)	$15,383	$7,161	$(1,684)	$20,756
Net income for 2002	—	—			—	8,300	—	8,300
Foreign currency translation adjustment	—	—			—	—	313	313
Comprehensive income for 2002	—	—			—	8,300	313	8,613
Common stock issued in private placement	800	8			7,398			7,406
Common stock issued in connection with options	409	3			943			946
Common stock issued in connection with acquisitions	292	3			3,657	—	—	3,660
Balance at December 31, 2002	6,005	$60	73	$(150)	$27,381	$15,461	$(1,371)	$41,381

Net income for 2003						15,075		15,075
Foreign currency translation adjustment							1,125	1,125
Comprehensive income for 2003						15,075	1,125	16,200
Effect of stock split June 2, 2003	3,003	30	36		(30)
Redeemable common stock					1,781			1,781
Common stock issued in private placement	1,350	14			19,294			19,308
Common stock issued in connection with options	366	4			2,031			2,035
Common stock issued in connection with acquisitions	152	1			2,348			2,349
Balance at December 31, 2003	10,876	$109	109	$(150)	$52,805	$30,536	$(246)	$83,054

Net income for 2004						21,830		21,830
Foreign currency translation adjustment							12,517	12,517
Comprehensive income for 2004						21,830	12,517	34,347
Effect of stock split May 2, 2004	5,438	54	55		(54)
Common stock issued in connection with options	312	3			1,778			1,781
Common stock issued in connection with acquisitions	51				1,134			1,134
Balance at December 31, 2004	16,677	$166	164	$(150)	$55,663	$52,366	$12,271	$120,316

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in columns expressed in thousands

	Year ended December 31,
	2004	2003	2002
Operating Activities
Net income	$21,830	$15,075	$8,300
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	3,414	2,127	1,475
Deferred income tax benefit	228	698	(654)
Bad debt provision	758	592	1,431
Changes in operating assets and liabilities:
Accounts receivable	(23,495)	(6,862)	(13,782)
Inventories	(21,245)	(4,143)	(7,329)
Prepayments and other current assets	(2,090)	(1,183)	(1,218)
Trade accounts payable	29,424	(14,156)	11,008
Income and other taxes	993	766	(730)
Other accrued liabilities and other	(956)	(1,166)	(351)

Net Cash (used in)/provided by Operating Activities	8,861	(8,252)	(1,850)

Investing Activities
Purchases of equipment	(5,449)	(2,292)	(819)
Proceeds from the disposal of equipment	1,490	647	332
Acquisitions of subsidiaries	(5,378)	(3,874)	(14,158)

Net Cash Used In Investing Activities	(9,337)	(5,519)	(14,645)

Financing Activities
Borrowings on bank loans and overdraft facility	7,604	7,019	7,420
Payment of bank loans and overdraft facility	(4,029)	—	—
Long-term borrowings	1,518	—	2,845
Payment of long-term borrowings	(4,400)	(9,935)	(2,351)
Payment of capital leases	(1,838)	(1,297)	(248)
Net proceed from private placement issuance of shares	0	19,308	7,406
Options exercised	1,780	2,035	946
Purchase of treasury shares	—	—	—

Net Cash provided by Financing Activities	635	17,130	16,018

Currency effect on brought forward cash balances	4,103	633	248
Net Increase / (Decrease) in Cash	4,262	3,992	(229)
Cash and cash equivalents at beginning of period	6,229	2,237	2,466

Cash and cash equivalents at end of period	$10,491	$6,229	$2,237

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries (Note 6)	$2,390	$1,803	$3,660

Common Stock issued to consultants	$—	$—	$306

Capital leases	$2,872	$2,028	$324

Supplemental disclosures of cash flow information
Interest paid	$2,078	$1,633	$1,528
Income tax paid	$2,636	$5,221	$3,304

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts in columns expressed in thousands

1.    Organization and Description of Business

Central European Distribution Corporation (CEDC), a Delaware Corporation, and its subsidiaries (collectively referred to as the Company) operates primarily as a wholesale distributor of fine wines, beers and liquors across Poland. Based in Warsaw and operating through thirteen distribution centers and 78 satellite branches, the Company offers a 24 hour delivery service of alcoholic beverages to both the on and off trade. Since its incorporation in September 1997, the Company has acquired 100% of the outstanding common stock or 100% of the voting rights of its 15 subsidiaries.

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

Foreign Currency Translation and Transactions

For all of the Company’s subsidiaries the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. The Income Statements are translated at the average rate of exchange prevailing during the respective year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of stockholders’ equity. Transaction adjustments arising from operations as well as gains and losses from any specific foreign currency transactions are included in the reported net income for the period.

The accompanying consolidated financial statements have been presented in U.S. Dollars.

The exchange rates used on Polish zloty denominated transactions and balances for translation purposes as of December 31, 2004 and 2003 for one U.S. Dollar were 2.99 PLN and 3.74 PLN, respectively. As of March 7, 2005, the Polish Zloty to U.S. Dollar conversion rate was 2.9364 PLN.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

Tangible Fixed Assets

Tangible fixed assets are stated at cost, less accumulated depreciation. Depreciation of tangible fixed assets is computed by the straight-line method over the following useful lives:

Type	Depreciation life in years
Transportation equipment under capital leases	5
Transportation equipment not under capital lease	5
Software	2
Computers and IT equipment	3
Beer dispensing and other equipment	2-10
Freehold land	Not depreciated
Freehold buildings	40

Leased equipment meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on a straight-line method over the useful life of the relevant assets.

Where equipment cost is less than $900 per transaction, it is expensed to the income statement as incurred.

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

Shipping and Handling Costs

Where the Company has incurred costs in shipping goods to its warehouse facilities, these costs are recorded as part of inventory and then to costs of goods sold. Shipping and handling costs associated with distribution are recording in Selling, General and Administrative (S,G&A) costs.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

Marketing and Promotion Costs

The Company does not involve itself in direct advertising but manages the marketing and promotional budgets of suppliers for which it has exclusive distribution rights.

Where the Company incurs marketing and promotional costs, which do not have a direct revenue benefit such costs are charged to selling, general and administrative expenses as they are incurred.

The Company incurs some listing fees which are included in selling, general and administrative expenses but these are not considered significant.

Accounts Receivable

Accounts receivable are recorded based on the invoice price, inclusive of VAT (sales tax), and where a delivery note has been signed by the customer and returned to the Company. The allowances for doubtful accounts are based upon the aging of the accounts receivable. The Company makes an allowance based on a sliding scale which culminates in a 100% provision should the receivable be over one year old. However, where circumstances require, the Company will also make specific provisions for any excess not provided for under the general provision. When a final determination is delivered to the Company regarding the non-recovery of a receivable, the Company then charges the unrecoverable amount to the accumulated allowance.

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

Cash and Cash Equivalents

Short-term investments which have a maturity of three months or less from the date of purchase are classified as cash equivalents. As at December 31, 2004, approximately $10.5 million was in U.S. Dollars within the Company with the balance being in the accounts of the subsidiaries in accounts denominated in PLN.

Income Taxes and Deferred Taxes

The Company computes and records income taxes in accordance with the liability method. Deferred tax assets and liabilities are recorded based on the difference between the accounting and tax basis of the underlying assets and liabilities based on enacted tax rates expected to be in effect for the year in which the differences are expected to reverse.

Employee Retirement Provisions

Under Polish labor laws, the Company is required to provide each employee reaching her 60th birthday if the employee is a women and his 65th birthday if the employee is a man while employed by the Company with a bonus of one month salary. The Company expenses these amounts when incurred as they do not represent a material amount in aggregate. Retirements benefits in Poland are generally paid by the State and are financed by taxes paid by employees currently.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

Employee Stock-Based Compensation

At December 31, 2004, the Company has the 1997 Stock Incentive Plan (the “Incentive Plan”) under which all stock-based compensation awards are granted to directors, executives, and other employees and to non-employee service providers of the Company. The Incentive Plan is described more fully in Note 13. The Company accounts for grants to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For grants to employees, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2004	2003	2002
Net income as reported	$21,830	$15,075	$8,300
Pro forma net income	$19,424	$11,973	$7,165

Pro forma earnings per share:
Basic	$1.19	$0.79	$0.59
Diluted	$1.16	$0.76	$0.57

Stock-based compensation awards are also granted to non-employee service providers under the Incentive Plan. The Company accounts for grants to non-employee service providers in accordance with the fair value method of FASB Statement No. 123.

In December 2004, the FASB issued FASB Statement No. 123(R), Share Based Payments, a revision of the prior FASB Statement No. 123, Accounting for Stock Based Compensation. This statement requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The statement offers a number of possibilities for implementation. The Company has elected to implement the modified prospective application, which will require the Company to begin to recognize the impact of the change in July 2005 and will not restate any prior periods. The expected impact during the second half of 2005 is approximately $1.5 million, based upon current market conditions. Management of the Company is still in process of evaluating what forms of compensation may be introduced in future periods in lieu of the existing option program.

Financial Instruments

In November 2002, the Company made the decision to convert nearly all (98%) of its non-Polish zloty denominated debt into Polish zloty. This decision was made because the falling interest rates in Poland versus the costs of hedging instruments no longer justified any perceived benefit of holding non-Polish zloty debt.

During 2004, the Company used derivative financial instruments (forward foreign currency contracts) to hedge transactions denominated in foreign currencies in order to reduce the currency risk associated with fluctuating exchange rates. Such contracts were used primarily to hedge certain foreign denominated obligations. The Company’s policy was to maintain hedge coverage only on existing obligations. The derivative instruments were valued at fair value and the gains and losses on these contracts offset changes in the values of the related exposures in accordance with SFAS 138 (Accounting for Certain Instruments and Certain Hedging Activities). The principal currencies hedged were the U.S. Dollar, and the Euro. The duration of the hedge contract typically did not exceed six months. At year end, the Company had no open derivative contracts.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

Comprehensive Income/(Loss)

Comprehensive income / (loss) is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income adjusted by, among other items, foreign currency translation adjustments. The foreign translation gains/(losses) on the re-measurements from PLN to U.S. dollars are classified separately and are the only component of accumulated other comprehensive income included in stockholders’ equity.

During 2004, the Polish zloty strengthened and as a result changed from a cumulative comprehensive loss to a comprehensive gain. During the year ended December 31, 2004, the Company recorded foreign currency translation gains of $12.2 million and reported this amount as part of the accumulated comprehensive gain in stockholders’ equity. Additionally, translation gains and losses with respect to long-term subordinated inter-company loans with the parent company are charged to other comprehensive gains. No deferred tax benefit has been recorded on the comprehensive gain in regards to the long-term inter-company transactions with the parent company, as the repayment of any equity investment is not anticipated in the foreseeable future.

Segment Reporting

The Company operates in one industry segment, the distribution of alcoholic and non-alcoholic beverages. These activities are conducted by the Company’s subsidiaries in Poland. Substantially all revenues, operating profits and assets relate to this business. CEDC assets (excluding inter-company loans and investments) located in the United States of America represent less than 1% of consolidated assets.

Sales made by retail shops owned by the Company are insignificant for the business.

Net Income Per Common Share

Net income per common share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share (EPS) are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the year. The stock options and warrants discussed in Note 11 were included in the computation of diluted earnings per common share (Note 10).

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

3.    Trade Receivables and Allowances for Doubtful Accounts

Changes in the allowance for doubtful accounts during each of the three years in the period ended December 31, 2004 were as follows:

	Year ended December 31,
	2004	2003	2002
Net trade receivables—excluding VAT	$116,261	$79,058	$56,351
VAT (sales tax)	25,576	17,393	12,397

Gross trade receivables	$141,837	$96,451	$68,748

Allowances for Doubtful Debts
Balance, beginning of year	$6,380	$3,945	$1,930
Effect of FX movement on opening balance	1,552	104	74
Provision for bad debts—reported in income statement	758	592	1,357
Charge-offs, net of recoveries	(621)	(964)	—
Increase in allowance from purchase of subsidiaries	1,969	2,703	584

Balance, end of year	$10,038	$6,380	$3,945

Trade receivables, net	$131,799	$90,071	$64,803

4.    Income and Deferred Taxes

The Company operates in two tax jurisdictions, the State of Delaware in the United States of America and Poland. All Polish subsidiaries file their own corporate tax returns as well as account for their own deferred tax assets. The Company does not file a tax return in Delaware based upon its consolidated income, but based on the income statement for transactions occurring in the United States of America.

Total income tax expense varies from expected income tax expense computed at Polish statutory rates (28% in 2002, 27% in 2003 and 19% in 2004) as follows:

	Year ended December 31,
	2004	2003	2002
Tax at Polish statutory rate	$5,035	$5,539	$3,098
Tax rate differences	(359)	(720)	(335)
Effect of changes in tax rates on net deferred tax assets	—	620	(12)
Permanent differences	(62)	2	13

Income tax expense	$4,614	$5,441	$2,764

Total Polish income tax payments (or amounts used as settlements against other statutory liabilities) during 2004, 2003 and 2002 were $2,636,000, $5,221,000 and $3,304,000 respectively. CEDC has paid no U.S. income taxes and has net operating U.S. loss carry-forward totaling $3,454,000, of which $1,174,000 will expire in 2017 and $2,280,000 will expire beyond 2018.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Allowance for doubtful accounts receivable	$939	$935
Unrealized foreign exchange losses/(gains), net	16	40
Accrued expenses, deferred income and prepaid, net	324	601
Tax benefit derived from sales to subsidiaries	241	257
CEDC operating loss carry-forward benefit, Expiring in 2012 – 2018	1,209	774

Net deferred tax asset	$2,729	$2,607

Deferred tax liability
Deferred income	$84	$15
Timing differences in finance type leases	$139	$9

Net deferred tax liability	$223	$24

Total net deferred tax asset	$2,729	$2,607
Total net deferred tax liability	$223	$24

Total net deferred tax	$2,506	$2,583

Classified as:
Current deferred tax asset	$822	$1,201
Non-current deferred tax asset	1,684	1,382

	$2,506	$2,583

In December 2003, legislation was enacted which reduced the corporate income tax rates in Poland effective January 1, 2004. The enacted tax rate of 27% was reduced to 19%. This impacted the value of the brought forward deferred tax assets by approximately $620,000.

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

5.    Intangible Assets other than Goodwill

The acquired trademarks in the amount of $4,261,403 had accumulated amortization of $1,718,704 and $1,712,000 for 2004 and 2003 respectively.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

Estimated aggregate future amortization expense for intangible assets is as follows:

2005	$564
2006	564
2007	564
2008	564
2009	287

Total	$2,543

6.    Goodwill & Acquisitions (put in comparative tables)

Overview

The Company’s strategy and objectives regarding its acquisition policy are to acquire regionally strong alcohol distributors in order to build market share and construct a nationwide distribution network in order to attract and retain national clients and to strengthen its buying leverage. The price paid by the Company in making its acquisitions is based on earnings projections of the acquired company operating under the Company’s business model. During the second quarter of 2004, the Company acquired 100% of the voting rights of Miro Sp. z o.o. based in western Poland (June 2004) and Saol Sp. z o.o. (May 2004) based in the Krakow region. In the fourth quarter of 2004, the Company acquired 100% of the voting rights of Polnis Sp. z o.o. (October 2004) based in central Poland. The Company also acquired certain trading assets and liabilities related to alcohol distribution, the details of these transactions are listed below and have been accounted for as business combinations.

During the year 2003, the Company acquired 100% of the voting rights in Dako-Galant (April 2003), Panta Hurt (September 2003) and Multi-Ex (November 2003), three distributors of alcohol beverages in Poland. These companies were acquired by the Company in a purchase business combination.

Goodwill, presented net of accumulated amortization in the consolidated balance sheets, consists of:

Acquisition Cost	2004	2003
Balance as at December 31,	36,308	26,002
Impact of Foreign exchange	256	231
Additional cost from prior years	2,211	298
Acquisition through business combinations	13,458	9,777

Balance as at December 31,	52,233	36,308

Cumulative Depreciation
Balance as at December 31,	690	679
Impact of Foreign exchange	173	11
Impairment losses	—	—

Balance as at December 31,	863	690

NBV	51,370	35,618

Additional cost from prior years, represent, fair value adjustments made to the book value of entities acquired in 2003, for which updated information became available after the original acquisition date.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

The Company adopted SFAS No. 142 effective January 1, 2002. Under SFAS No.142 goodwill is no longer amortized but reviewed at the beginning of the fiscal year for impairment, or more frequently if certain indicators arise.

Fair value of assets purchased and liabilities assumed

	December 31,
	2004	2003
Current Assets
Cash and cash equivalents	$342	$718
Accounts receivable, net of allowance for doubtful accounts	7,152	18,407
Inventories	3,184	6,548
Prepaid expenses and other current assets	37	753
Deferred income taxes	5	936

Total Current Assets	10,720	27,362

Equipment, net	560	1,881
Total Assets	$11,280	$29,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$10,861	26,494
Bank loans and overdraft facilities	2,011	3,070
Income taxes payable	28	46
Taxes other than income taxes	(38)	383
Other accrued liabilities	897	2,099

Total Current Liabilities	13,759	32,092

Long-term debt, less current maturities	—	446

Net identifiable assets and liabilities	(2,479)	(3,295)
Goodwill on acquisition	13,458	9,777

Consideration paid, satisfied in shares	2,390	1,890
Consideration paid, satisfied in cash	5,720	4,592
Consideration to be paid, presented in liabilities	2,869	—

Cash (acquired)	$342	$718

Net Cash Outflow	$5,378	$3,874

The Company’s carrying value of goodwill is approximately $53.0 million at December 31, 2004 and is attributable to its only reporting unit (wholesale spirit division). The Company has completed its impairment review of goodwill and as a result concluded that there is no impairment to be recognized at December 31, 2004.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

Assuming consummation of Miro, Saol and Polnis acquisitions, as well as prior year acquisitions and the issuance of common shares as of January 1, 2002, the un-audited pro-forma consolidated operating results for 2002, 2003 and 2004 are as follows. It should be noted however that the entities acquired had been engaged in other activities included in the result outside of their core business of alcohol distribution, which were no longer continued after acquisition.

	2004	2003	2002
Net sales	$620,345	$628,929	$611,587
Net income	21,734	11,670	9,720
Net income per share data:
Basic earnings per share of common stock	$1.33	$0.76	$0.80
Diluted earnings per share of common stock	$1.30	$0.74	$0.78

7.    Equipment

Equipment, presented net of accumulated depreciation in the consolidated balance sheets, consists of:

	Land & Buildings	Motor Vehicles	Motor Vehicles under Capital Leases	Plant & Equip’t	Computer Hardware & software	Total
Acquisition Cost
Balance as at December 31, 2003	3,485	6,356	2,839	3,507	1,183	$17,370
Effects of foreign exchange movement	874	1,405	712	881	297	4,168
Acquisition through business combinations	—	452	—	60	48	560
Cash expenditures	3,725	851	—	549	324	5,449
Capitalization of finance leases	—	—	2,872	—	—	2,872
Disposals	(443)	(1,900)	(383)	(79)	(71)	(2,926)

Balance as at December 31, 2004	7,641	7,165	6,040	4,918	1,781	27,544

Cumulative Depreciation
Balance as at December 31, 2003	640	3,661	347	2,311	296	7,255
Effects of foreign exchange movement	161	1,239	87	580	74	2,141
Depreciation charge	154	1,018	906	425	298	2,801
Disposals	(212)	(1,714)	(12)	(47)	(53)	(2,039)

Balance as at December 31, 2004	742	4,204	1,328	3,269	615	10,158

Net book value December 31, 2003	2,845	2,695	2,492	1,196	887	10,115
Net book value December 31, 2004	6,899	2,961	4,712	1,649	1,166	17,387

8.    Bank Loans and Overdraft Facilities

The Company has banking facilities with six banks which are used to support both the Company’s acquisition strategy and its Cash on Delivery (COD) vodka purchasing requirements. The credit lines are denominated in Polish Zloty.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

These facilities are disclosed in the financial statements as:

	December 31, 2004	December 31, 2003
Overdrafts	$19,434	$23,184
Short term debt	17,962	7,257
Bank Loans and Overdraft Facilities	37,396	30,441
Current portion of long-term debt	234	29
Total long term debt, less current portion	1,873	497

Total	$39,503	$30,967

Principal repayments for the followings years	December 31,
2005	$37,630
2006	$234
2007	$234
2008 and beyond	$1,406

Total	$39,504

During the fourth quarter of 2003, the Company secured group facilities with one of Poland’s leading banks so as to improve cash management throughout the group. This facility was used to consolidate our banking relationship to six banks. This action increased total facilities to approximately $48.5 million. The overdraft and short term loan facilities are subject to renewal between April and December 2005 and the Company does not foresee any difficulties in successfully renegotiating them.

9.    Lease Obligations

In November 2000, the Company entered into a non-cancelable operating lease, for its main warehouse and office in Warsaw, which stipulated monthly payments of $130,000 for five years, this lease cannot be terminated. In February 2003, the Company renegotiated this lease by signing a seven-year agreement starting from May 1, 2003 at a lower rent of $96,000 per month. The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of December 31, 2004.

2005	$1,152
2006	1,152
2007	1,152
2008	1,152
2009	1,152
Thereafter	384

$6,144

The Company also has rental agreements for all of the regional offices and warehouse space. Monthly rentals range from approximately $67 to $23,362. All of the regional office and warehouse leases can be terminated by either party within two or three month’s prior notice. The retail shop lease has no stated expiration date, but can be terminated by either party with three months prior notice.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands except per share data

The rental expense incurred under operating leases during 2004, 2003 and 2002 was as follows:

	2004	2003	2002
Rent expense	$4,627	$3,700	$3,211

During 2004, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease at December 31, 2004 are as follows:

2005	$2,232
2006	2,878

Gross payments due	$5,110
Less interest	204

Net payments due	$4,906

10.    Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	2004	2003	2002
Basic:
Net income	$21,830	$15,075	$8,300

Weighted average shares of common stock outstanding	16,308	15,267	12,123

Basic earnings per share	$1.34	$0.98	$0.68

Diluted:
Net income	$21,830	$15,075	$8,300

Weighted average shares of common stock outstanding	16,308	15,267	12,123

Net effect of dilutive employee stock options based on the treasury stock method	410	480	364
Net effect of dilutive stock options – based on the treasury stock method in regards to IPO options/warrants, contingent shares from acquisition and options issued to consultants	—	—	49

Totals	16,718	15,747	12,536

Diluted earnings per share	$1.31	$0.96	$0.66

Options compensation to consultants, contingent shares for acquisitions and employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during portions of 2004. The warrants granted to the underwriters in connection with the Company’s initial public offering were all exercised during 2002.

In May 2004, the Company executed a 3 for 2 stock split. The comparatives for 2003 and 2002 shown above have been adjusted to reflect this change.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

11.    Stock Option Plans and Warrants

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

The Company’s 1997 Stock Incentive Plan (“Incentive Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, executives, and other employees (“employees”) of the Company and to non-employee service providers of the Company. Following a shareholder resolution on April 2003 and the stock split of June 2003 and May 2004, the Incentive Plan authorizes, and the Company has reserve for future issuance, up to 3,937,500 shares of Common Stock (subject to anti-dilution adjustment in the event of a stock-split, re-capitalization, or similar transaction). The Compensation Committee of the Board of Directors of the Company administers the Incentive Plan.

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

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2003, and 2004, respectively: risk-free interest rate of 1.9%, 1.9% and 2.4% dividend yields of 0.0%; volatility factors of the expected market price of the Company’s common stock of 1.05, 1.25 and 1.15; and a weighted-average expected life of the option of 3.4 years.

The Black-Scholes option valuation method was developed for use in the estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock option have characteristics significantly different form those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

A summary of the Company’s stock option activity, and related information for the years ended December 31 follows:

Employees and Insiders Only	Options			Weighted-Average Exercise Price
	2004	2003	2002	2004	2003	2002
Outstanding at January 1,	724,650	654,750	568,125	$22.18	$5.21	$3.59
Effect of Stock Split	362,325	—	—		—	—
Granted	349,750	367,900	267,375	$14.79	$25.24	$7.89
Exercised	(315,628)	(283,750)	(142,875)	$5.78	$5.07	$3.73
Forfeited	(25,800)	(14,250)	(37,875)	—	$—	$5.37

Outstanding at December 31,	1,095,297	724,650	654,750	$13.01	$22.18	$5.21
Exercisable at December 31,	388,375	412,250	420,750	$8.84	$6.27	$4.69

Total Options	Options			Weighted-Average Exercise Price
	2004	2003	2002	2004	2003	2002
Outstanding at January 1,	724,650	737,250	680,625	$22.50	$5.45	$3.71
Effect of Stock Split	362,325	—	—		—	—
Granted	349,750	367,900	327,375	$14.79	$25.24	$7.93
Exercised	(315,628)	(366,250)	(232,875)	$5.78	$5.60	$3.89
Forfeited	(25,800)	(14,250)	(37,875)	—	—	$5.37

Outstanding at December 31,	1,095,297	724,650	737,250	$13.01	$22.50	$5.45
Exercisable at December 31,	388,375	412,250	420,750	$8.84	$6.14	$5.13

During 2002, 2003, and 2004, respectively, the range of exercise prices were $7.73 to $10.84; $8.23 to $25.06; and $20.47 to $25.31. During 2002, 2003, and 2004, respectively, the weighted average remaining contractual life of options outstanding were 7 years, 5 years, and 3 years. Exercise prices for options outstanding as of December 31, 2004 ranged from $1.78 to $25.31. The weighted average remaining contractual life of those options is 3 years.

For stock options granted to non-employee service providers, the Company accounted for these grants in accordance with the fair value method in Statement 123. The fair value of these stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2003 and 2004, respectively: risk-free interest rate of 1.9%, 1.9% and 2.38%; dividend yields of 0,0%; volatility factors of the expected market price of the Company’s common stock of 1.05, 1.25. and 1.15; and a weighted-average expected life of the option of 3.4 years. No options were granted to outside consultants during 2004.

12.    Stockholders Equity

Treasury Stock

On November 27, 2000, the Company’s Board of Directors authorized a share repurchase program to buy up to 300,000 shares in the open market. The Company repurchased 96,150 shares in 2000 and 13,200 shares in the 2001 in open market for an aggregate cost of $150,000 through December 31, 2001. These shares have been treated as treasury stock. All share quantities have been adjusted for the stock split which occurred in May 2004.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

Dividend Policy

The Company has instituted a policy of having all of its subsidiaries (except Carey Agri) pay dividends to their respective shareholders, either the Company or Carey Agri. The subsidiaries, except for Carey Agri, will distribute 50% of their respective current years after tax profits except for those generated during the first year of ownership. As at December 31, 2004, the Company’s subsidiaries will provide for dividends of approximately $6,046,000 to Carey Agri and the Company. Based upon the Company’s shareholdings, CEDC will receive $5,396,000 and Carey Agri will receive $650,000.

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

Restricted Stock

The Company issues common stock as part of the consideration given in connection with its acquisitions. These securities are issued in private placements and are not publicly tradable. In addition, the recipients of these securities generally agree to contractual lock-up periods ranging from six months to three years, and the certificates representing these securities bear restrictive legends setting forth the restrictions on transfer. If the holder of these securities satisfies the holding period under Rule 144 of the Securities Act 1933 and the lock-up period has expired, counsel for the Company will render an opinion to the transfer agent advising that the certificate representing the restricted securities can be reissued without restrictive legend.

13.    Financial Instruments, Commitments and Contingent Liabilities

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable from Polish companies. Credit is given to customers only after a thorough review of their credit worthiness. The Company does not normally require collateral with respect to credit sales. The Company routinely assesses the financial strength of its customers. As of December 31, 2004 and 2003, the Company had no significant concentrations of credit risk. The Company has not experienced large credit losses in the past. The Company restricts temporary cash investments to financial institutions with high credit ratings.

Inflation and Currency Risk

The Polish government has adopted policies that in recent years have lowered and made more predictable the country’s level of inflation. The annual rate of inflation was approximately 1.1% in 2002, 1.7% in 2003 and

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

3.5% in 2004. Using average National Bank of Poland exchange rates for the full year, the zloty in comparison to the U.S. Dollar appreciated by 9% in 2004, 2.6% in 2003 and 3.7% in 2002.

Supply contracts

The Company has various agreements covering its sources of supply, which, in some cases, may be terminated by either party on relatively short notice. Thus, there is a risk that a portion of the Company’s supply of products could be curtailed at any time.

In 2004, over 5% of the Company’s net sales resulted from sales of products purchased from the following companies: Polmos Bialystok (19%), Sobieski Distribution (13%), Unicom Bols Group (10%), and Polmos Zielona Gora (7%).

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

14.    Related Party Transactions

In January of 2005, the Company entered into a rental agreement for a facility located in the northern region of Poland, for which the Chief Operating Officer of the Company has a 33% ownership. The monthly rental to be paid by the Company for this location is approximately $18,000 per month and relates to facilities to be shared by two companies within the group.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

For currency forward contracts, effectiveness is measured by using the forward-to-forward rate compared to the underlying economic exposure.

16.    Subsequent events

There were no material events subsequent to December 31, 2004.

17.    Quarterly financial information (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2004	2003	2004	2003	2004	2003	2004	2003
Net Sales	$110,477	$79,468	$133,004	$105,122	$145,831	$104,844	$191,432	$139,684
Seasonality	18.1%	18.5%	24.5%	24.5%	24.4%	24.4%	33.0%	32.6%
Gross Profit	13,766	10,483	16,636	13,616	18,306	13,486	25,624	18,895
Gross Profit %	13.2%	13.2%	13.0%	13.0%	12.6%	12.9%	13.4%	13.5%
Operating Income	4,110	3,140	5,891	5,148	6,407	4,929	11,977	8,950
Net Income	$3,110	$1,917	$4,516	$3,459	$5,096	$3,604	$9,108	$6,095
Net Income per Common Share— Diluted	$0.19	$0.14	$0.28	$0.22	$0.31	$0.22	$0.55	$0.37

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

PricewaterhouseCoopers Sp. z o.o. was engaged by the Company on March 18, 2003, to replace Ernst & Young Audit Sp. z o.o., or E&Y, as the Company’s independent public accountants. The decision to change accountants was recommended by the audit committee and approved by the board of directors.

E&Y’s reports on the Company’s consolidated financial statements for the year ended December 31, 2002, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During 2002, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of E&Y, would have caused them to make reference thereto in their reports on the financial statements for such years.

The Company provided E&Y with a copy of the foregoing disclosures and filed a copy of E&Y’s letter, dated March 28, 2003, stating that it found no basis for disagreement with such statements, with the SEC. A copy of E&Y’s letter regarding this disclosure was filed with Exhibit 23.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Item 9A.    Control and Procedures.

Disclosure Controls and Procedures.    Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934) refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Based upon the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Inherent Limitations in Internal Control over Financial Reporting.    The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives.

Changes to Internal Control over Financial Reporting.    The Chief Executive Officer and the Chief Financial Officer conclude that, during the most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15(d)-15(f) of the Securities Exchange Act of 1934). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”.

Management has excluded Saol Sp z o.o., Miro Sp z o.o. and Polnis Sp z o.o. from its assessment of internal controls over financial reporting as of December 31, 2004, because these companies were acquired by the Company in a purchase business combination during the year ended December 31, 2004. These companies are wholly-owned subsidiaries of the Company, whose total assets and total revenues represent 11.85 % and 7.14%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers Sp z o.o., an independent registered public accounting firm, as stated in their report which appears under Item 8 of this annual report.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information regarding our executive officers and directors required by this item is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on May 2, 2005. We will file our proxy statement for our 2005 annual meeting of stockholders within 120 days of December 31, 2004, our fiscal year-end.

Item 11.    Executive Compensation.

The information regarding executive compensation required by this item is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on May 2, 2005. We will file our proxy statement for our 2005 annual meeting of stockholders within 120 days of December 31, 2004, our fiscal year-end.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information regarding security ownership of certain beneficial owners and management is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on May 2, 2005. We will file our proxy statement for our 2005 annual meeting of stockholders within 120 days of December 31, 2004, our fiscal year-end.

Item 13.    Certain Relationships and Related Transactions.

The information regarding certain relationships and related transactions required by this item is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on May 2, 2005. We will file our proxy statement for our 2005 annual meeting of stockholders within 120 days of December 31, 2004, our fiscal year-end.

Item 14.    Principal Accountant Fees and Services.

The information regarding principal accountant fees and services required by this item is incorporated into this annual report by reference to the proxy statement for the annual meeting of stockholders to be held on May 2, 2005. We will file our proxy statement for our 2005 annual meeting of stockholders within 120 days of December 31, 2004, our fiscal year-end.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) The following consolidated financial statements of the Company and report of independent auditors are included in Item 8 of this Annual Report on Form 10-K.

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2003 and 2004

Consolidated Statements of Income for the years ended December 31, 2002, 2003 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31,

2002, 2003 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004

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
2.1

Contribution Agreement among Central European Distribution Corporation, William V. Carey, William V. Carey Stock Trust, Estate of William O. Carey and Jeffrey Peterson dated November 28, 1997 (filed as Exhibit 2.1 to the Registration Statement on Form SB-2, File No. 333-42387, with the Commission on December 17, 1997 (the “1997 Registration Statement”), and incorporated herein by reference)

2.2

Investment Agreement for Damianex S.A. dated April 22, 2002, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Michael Ciapala, Boguslaw Barnat and Iwona Barnat (filed as Exhibit 2 to the Current Report on Form 8-K/A filed on May 14, 2002, and incorporated herein by reference)

2.3

Share Purchase Agreement for AGIS S.A. dated April 24, 2002, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Jacek Luczak and Slawomir Wisniewski (filed as Exhibit 2.2 to the Current Report on Form 8-K/A filed on June 3, 2002, and incorporated herein by reference)

2.4

Share Purchase Agreement for Onufry S.A. dated October 15, 2002, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Zbigniew Trafalski and Henryk Gawin (filed as Exhibit 2.4 to the Annual Report on Form 10-K filed on March 17, 2003, and incorporated herein by reference)

2.5

Share Purchase Agreement for Dako Sp. z o.o. dated April 16, 2003, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Waclaw Dawidowicz and Miroslaw Sokalski (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference)

2.6

Share Purchase Agreement for Panta Hurt Sp. z o.o. dated September 5, 2003, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Wlodzimierz Szydlarski, Sylwester Zakrzewski and Wojciech Piatkowski (filed as Exhibit 2.6 to the Quarterly Report on Form 10-Q filed on November 14, 2003, and incorporated herein by reference)

2.7

Share Purchase Agreement for Multi-Ex S.A. dated November 14, 2003, among Carey Agri International Sp. z o.o., Piotr Pabianski and Ewa Maria Pabianska (filed as Exhibit 2.7 to the Annual Report on Form 10-K filed on March 15, 2004, and incorporated herein by reference)

2.8

Share Purchase Agreement for Multi-Ex S.A. dated November 14, 2003, between Central European Distribution Corporation and Piotr Pabianski (filed as Exhibit 2.8 to the Annual Report on Form 10-K filed on March 15, 2004, and incorporated herein by reference)

2.9

Share Purchase Agreement for Multi-Ex S.A. dated December 18, 2003, between Central European Distribution Corporation and Piotr Pabianski (filed as Exhibit 2.9 to the Annual Report on Form 10-K filed on March 15, 2004, and incorporated herein by reference)

Exhibit Number	Exhibit Description

2.10

Share Sale Agreement for Miro sp. z.o.o. dated May 14, 2004, among Central European Distribution Corporation, Mirozlawem Grzadkowskim, Halina Grzadkowska, Jackiem Grzadkowskim and Kinga Grzadkowska (filed as Exhibit 2.10 to the Quarterly Report on Form 10-Q filed on May 10, 2004, and incorporated herein by reference)

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the 1997 Registration Statement and incorporated herein by reference)

3.2	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 10, 2004, and incorporated herein by reference)

3.3	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Annual Report on Form 10-K filed on March 15, 2004, and incorporated herein by reference)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the 1997 Registration Statement and incorporated herein by reference)

10.1	1997 Stock Incentive Plan as amended (filed as Exhibit A to the definitive Proxy Statement as filed with the Securities and Exchange Commission on March 26, 2003, and incorporated herein by reference)

10.2*	Employment Agreement dated as of August 1, 2004, between William V. Carey and Central European Distribution Corporation

10.3

Employment Agreement dated as of February 7, 2003, between Central European Distribution Corporation and Neil Crook (filed as Exhibit 10.14 to the Annual Report on Form 10-K filed on March 17, 2003, and incorporated herein by reference)

10.4*	Employment Agreement dated as of September 16, 2004, between Evangelos Evangelou and Central European Distribution Corporation

10.5

Employment Agreement dated as of January 17, 2005, between the Company and Chris Biedermann (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2004, and incorporated herein by reference)

10.6*	Employment Agreement dated as of October 1, 2004, between the Company and James Archbold

10.7	Executive Bonus Plan (filed as Exhibit 10.6 to the Annual Report on Form 10-K filed on March 15, 2002, and incorporated herein by reference)

10.8	Lease Agreement for warehouse at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.15 to the Current Report on Form 8-K filed on April 16, 2001, and incorporated herein by reference)

10.9

Annex 2 to Lease Agreement dated February 19, 2003, for the warehouse located at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.11 to the Annual Report on Form 10-K filed on March 15, 2004, and incorporated herein by reference)

21*	Subsidiaries of the Company

23.1*	Consent of PricewaterhouseCoopers Sp. z o.o.

23.2*	Consent of Ernst & Young Audit Sp. z o. o.

24.1*	Power of Attorney (contained on signature page)

31.1*	Certificate of the CEO pursuant to Rule 13a-15(a) or Rule 15d-15(a)

31.2*	Certificate of the CFO pursuant to Rule 13a-15(a) or Rule 15d-15(a)

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(b) Reports on form 8-K in the last quarter of 2004

On December 7, 2004, we filed a current report on Form 8-K regarding (i) the hiring of Chris Biedermann as our chief financial officer and the description of Mr. Biedermann’s employment agreement between Mr. Biedermann and us, and (ii) the resignation of Neil Crook as our chief financial officer.

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

Date: March 15, 2005

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

Signature	Title	Date

/s/ WILLIAM V. CAREY William V. Carey	Chairman, President and Chief Executive Officer (principal executive officer)	March 15, 2005

/s/ CHRISTOPHER BIEDERMANN Christopher Biedermann	Chief Financial Officer (principal financial and accounting officer)	March 15, 2005

/s/ DAVID BAILEY David Bailey	Director	March 15, 2005

/s/ N. SCOTT FINE N. Scott Fine	Director	March 15, 2005

/s/ TONY HOUSH Tony Housh	Director	March 15, 2005

/s/ ROBERT P. KOCH Robert P. Koch	Director	March 15, 2005

/s/ JAN W. LASKOWSKI Jan W. Laskowski	Director	March 15, 2005

/s/ RICHARD ROBERTS Richard Roberts	Director	March 15, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1

Contribution Agreement among Central European Distribution Corporation, William V. Carey, William V. Carey Stock Trust, Estate of William O. Carey and Jeffrey Peterson dated November 28, 1997 (filed as Exhibit 2.1 to the Registration Statement on Form SB-2, File No. 333-42387, with the Commission on December 17, 1997 (the “1997 Registration Statement”), and incorporated herein by reference)

2.2

Investment Agreement for Damianex S.A. dated April 22, 2002, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Michael Ciapala, Boguslaw Barnat and Iwona Barnat (filed as Exhibit 2 to the Current Report on Form 8-K/A filed on May 14, 2002, and incorporated herein by reference)

2.3

Share Purchase Agreement for AGIS S.A. dated April 24, 2002, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Jacek Luczak and Slawomir Wisniewski (filed as Exhibit 2.2 to the Current Report on Form 8-K/A filed on June 3, 2002, and incorporated herein by reference)

2.4

Share Purchase Agreement for Onufry S.A. dated October 15, 2002, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Zbigniew Trafalski and Henryk Gawin (filed as Exhibit 2.4 to the Annual Report on Form 10-K filed on March 17, 2003, and incorporated herein by reference)

2.5

Share Purchase Agreement for Dako Sp. z o.o. dated April 16, 2003, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Waclaw Dawidowicz and Miroslaw Sokalski (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference)

2.6

Share Purchase Agreement for Panta Hurt Sp. z o.o. dated September 5, 2003, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Wlodzimierz Szydlarski, Sylwester Zakrzewski and Wojciech Piatkowski (filed as Exhibit 2.6 to the Quarterly Report on Form 10-Q filed on November 14, 2003, and incorporated herein by reference)

2.7

Share Purchase Agreement for Multi-Ex S.A. dated November 14, 2003, among Carey Agri International Sp. z o.o., Piotr Pabianski and Ewa Maria Pabianska (filed as Exhibit 2.7 to the Annual Report on Form 10-K filed on March 15, 2004, and incorporated herein by reference)

2.8

Share Purchase Agreement for Multi-Ex S.A. dated November 14, 2003, between Central European Distribution Corporation and Piotr Pabianski (filed as Exhibit 2.8 to the Annual Report on Form 10-K filed on March 15, 2004, and incorporated herein by reference)

2.9

Share Purchase Agreement for Multi-Ex S.A. dated December 18, 2003, between Central European Distribution Corporation and Piotr Pabianski (filed as Exhibit 2.9 to the Annual Report on Form 10-K filed on March 15, 2004, and incorporated herein by reference)

2.10

Share Sale Agreement for Miro sp. z.o.o. dated May 14, 2004, among Central European Distribution Corporation, Mirozlawem Grzadkowskim, Halina Grzadkowska, Jackiem Grzadkowskim and Kinga Grzadkowska (filed as Exhibit 2.10 to the Quarterly Report on Form 10-Q filed on May 10, 2004, and incorporated herein by reference)

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the 1997 Registration Statement and incorporated herein by reference)

3.2	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 10, 2004, and incorporated herein by reference)

3.3	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Annual Report on Form 10-K filed on March 15, 2004, and incorporated herein by reference)

Exhibit Number	Exhibit Description

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the 1997 Registration Statement and incorporated herein by reference)

10.1	1997 Stock Incentive Plan as amended (filed as Exhibit A to the definitive Proxy Statement as filed with the Securities and Exchange Commission on March 26, 2003, and incorporated herein by reference)

10.2*	Employment Agreement dated as of August 1, 2004, between William V. Carey and Central European Distribution Corporation

10.3

Employment Agreement dated as of February 7, 2003, between Central European Distribution Corporation and Neil Crook (filed as Exhibit 10.14 to the Annual Report on Form 10-K filed on March 17, 2003, and incorporated herein by reference)

10.4*	Employment Agreement dated as of September 16, 2004, between Evangelos Evangelou and Central European Distribution Corporation

10.5

Employment Agreement dated as of January 17, 2005, between the Company and Chris Biedermann (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2004, and incorporated herein by reference)

10.6*	Employment Agreement dated as of October 1, 2004, between the Company and James Archbold

10.7	Executive Bonus Plan (filed as Exhibit 10.6 to the Annual Report on Form 10-K filed on March 15, 2002, and incorporated herein by reference)

10.8	Lease Agreement for warehouse at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.15 to the Current Report on Form 8-K filed on April 16, 2001, and incorporated herein by reference)

10.9

Annex 2 to Lease Agreement dated February 19, 2003, for the warehouse located at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.11 to the Annual Report on Form 10-K filed on March 15, 2004, and incorporated herein by reference)

21*	Subsidiaries of the Company

23.1*	Consent of PricewaterhouseCoopers Sp. z o.o.

23.2*	Consent of Ernst & Young Audit Sp. z o. o.

24.1*	Power of Attorney (contained on signature page)

31.1*	Certificate of the CEO pursuant to Rule 13a-15(a) or Rule 15d-15(a)

31.2*	Certificate of the CFO pursuant to Rule 13a-15(a) or Rule 15d-15(a)

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.