Form 10-Q
period 2005-03-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2005-05-10
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12.b.2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares outstanding of each class of the issuer’s common stock as of May 9, 2005:

Common Stock ($.01 par value)                16,726,644

PART I

FINANCIAL INFORMATION

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share information)

	March 31, 2005	December 31, 2004
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$12,355	$10,491
Accounts receivable (net of allowance for doubtful accounts of $9,454 and $10,038 respectively)	103,197	131,799
Inventories	54,942	64,372
Prepaid expenses and other current assets	9,705	10,801
Deferred income taxes	1,077	822

TOTAL CURRENT ASSETS	$181,276	$218,285
Intangible assets, net	2,214	2,543
Goodwill, net	51,484	51,370
Equipment, net	15,835	17,387
Deferred income taxes	1,574	1,684
Other assets	537	435

TOTAL ASSETS	$252,920	$291,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$77,073	$115,678
Short term bank loans and overdraft facilities	38,248	37,396
Current portion of long term debt	222	234
Current portion of obligations under capital leases	2,769	2,970
Income taxes payable	1,977	651
Taxes other than income taxes	449	3,108
Other accrued liabilities	6,221	7,338

TOTAL CURRENT LIABILITIES	126,959	167,375

Long-term debt, less current maturities	1,777	1,873
Long-term obligations under capital leases	1,649	2,140

STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common Stock ($0.01 par value, 40,000,000 shares authorized, 16,818,794 and 16,677,045 shares issued at March 31, 2005 and December 31, 2004, respectively)	167	166
Additional paid-in-capital	56,476	55,663
Retained earnings	56,986	52,366
Accumulated other comprehensive income	9,056	12,271
Less Treasury Stock at cost (164,025 shares at March 31, 2005 and December 31, 2004)	(150)	(150)

TOTAL STOCKHOLDERS’ EQUITY	122,535	120,316

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$252,920	$291,704

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share information)

	Three months ended March 31, 2005	Three months ended March 31, 2004
Net sales	$150,002	$110,477
Cost of goods sold	130,321	96,711

Gross profit	19,681	13,766
Selling, general and administrative expenses, excluding depreciation and amortization	11,669	8,884
Depreciation and amortization	1,012	706
Bad debt provision	254	66

Operating income	6,746	4,110
Interest income	66	43
Interest expense	(921)	(461)
Realized and unrealized foreign currency transaction (losses), net	(93)	(46)
Other income/(expense), net	(52)	20

Income before income taxes	5,746	3,666
Income tax expense	1,126	556

Net income	$4,620	$3,110

Net income per share of common stock, basic	$0.28	$0.19

Net income per share of common stock, diluted	$0.27	$0.19

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Capital Stock
	Issued No. of Amount Shares		In Treasury No. of Amount Shares		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Profit/Loss	Total Stock-holders Equity
Balance at December 31, 2004	16,677	$166	164	$(150)	$55,663	$52,366	$12,271	$120,316
Net income for the three months ended March 31, 2005						4,620		4,620
Foreign currency translation adjustment							(3,215)	(3,215)

Comprehensive income for the three months ended March 31, 2005						4,620	(3,215)	1,405
Common stock issued in connection with acquisitions	2	—			57			57
Common stock issued in connection with options	140	1			756			757

Balance at March 31, 2005	16,819	$167	164	$(150)	$56,476	$56,986	$9,056	$122,535

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

(in thousands)

	Three months ended March 31, 2005	Three months ended March 31, 2004
OPERATING ACTIVITIES
Net income	$4,620	$3,110
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	1,012	706
Deferred income tax benefit	(272)	(40)
Bad debt provision	254	66
Changes in operating assets and liabilities:
Accounts receivable	21,654	15,320
Inventories	6,161	7,931
Prepayments and other current assets	547	1,119
Trade accounts payable	(32,730)	(16,621)
Income taxes and other taxes payable	(1,142)	189
Other accrued liabilities and other assets	(775)	(949)

Net Cash (Used in) / Provided By Operating Activities	(671)	10,831
INVESTING ACTIVITIES
Investments in distribution assets	(802)	(2,171)
Acquisition of business and subsidiaries (net of cash)	(114)	—
Proceeds from sales of tangible fixed assets	1,020	428

Net Cash (Used in) / Provided By Investing Activities	104	(1,743)
FINANCING ACTIVITIES
(Repayments) / Borrowings of short-term bank loans and overdraft facilities	2,751	(7,842)
Proceeds from long-term borrowings	—	1,278
Capital lease repayments	(431)	(396)
Net proceeds from private placement offering of Company’s common stock	—	—
Stock options exercised	815	262

Net Cash (Used in) / Provided By Financing Activities	3,135	(6,698)

Effect of exchange rate changes on cash and cash equivalents	(704)	(2,085)
Net increase / (decrease) in cash and cash equivalents	1,864	305
Cash and cash equivalents at beginning of period	10,491	6,229

Cash and cash equivalents at end of period	$12,355	$6,534

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Common stock issued for acquisitions	$57	$159

Capital leases amounts advanced	$659	$799

Supplemental disclosures of cash flow information
Interest paid	$854	$406
Income tax paid	$556	$376

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in tables expressed in thousands except per share information)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (CEDC), a Delaware corporation, and its subsidiaries (collectively referred to as the Company) operates primarily as a wholesale distributor of fine wines, beers and liquors across Poland. Based in Warsaw and operating through 13 distribution centers and 78 satellite branches the Company offers a 24 hour delivery service of alcoholic beverages. Since its incorporation in September 1997, the Company has acquired 100% of the outstanding common stock or 100% of the voting rights of its 15 subsidiaries.

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

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in Polish Zloties (PLN) in accordance with Polish statutory requirements and the Accounting Act of 29 September 1994. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The unaudited interim financial statements should be read with reference to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

3.	COMPREHENSIVE INCOME/(LOSS)

The Company’s financial statements are substantially all in Polish Zloty and gains or losses resulting from the restatement of these balances into U.S. Dollars are posted to the Comprehensive Loss Account. As a result of the devaluation of the Polish Zloty against the U.S. Dollar during the three-month period ended March 31, 2005, the Company incurred foreign currency translation loss of $3.2 million. The total of the accumulated other comprehensive loss consist solely of currency exchange adjustments. No tax benefit has been recorded.

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

	Three Months Ended March 31,
	2005	2004
Basic:
Net income	$4,620	$3,110

Weighted Average shares of common stock outstanding	16,630	16,185

Basic earnings per share	$0.28	$0.19

Diluted:
Net Income	$4,620	$3,110

Weighted Average shares of common stock outstanding	16,630	16,185
Effect of diluted effect employee stock options based on the treasury stock method	494	159

Totals	17,124	16,344

Diluted earnings per share	$0.27	$0.19

During the three month period ended March 31, 2005, 140,000 stock options were exercised.

5.	ACQUISITIONS

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

In January 2005, the Company acquired additional staff and customers in Northern Poland from Vinex in exchange for $126,912 and 1,749 shares of common stock, which were accounted for as a business combination. During 2004, the Company made a series of acquisitions also accounted for as a business combination. Assuming consummation of these acquisitions and the issuance of common shares as of January 1, 2004, the unaudited pro-forma consolidated operating results for the three months ended March 31, 2004 and 2005 were as follows:

	2005	2004
Net sales	$150,002	$171,042
Net income	$4,620	$2,514
Net income per share data:
Basic earnings per share of common stock	$0.28	$0.15
Diluted earnings per share of common stock	$0.27	$0.15

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in tables expressed in thousands except per share information)

6.	BANK LOANS AND OVERDRAFT FACILITIES

The Company has banking facilities with six banks which are used to support both the Company’s acquisition strategy and its cash on delivery (COD) vodka purchasing requirements.

The credit lines are only denominated in Polish zloty:

These facilities are disclosed in the financial statements as:

	March 31, 2005	December 31, 2004
Short term bank loans and overdraft facilities	$38,248	$37,396
Current portion of long term debt	222	234
Total long term debt, less current maturities	1,777	1,873

Total	$40,247	$39,503

Principal repayments for the followings years	March 31, 2005	December 31, 2004
2005	$38,470	$37,630
2006	222	234
2007	222	234
2008	222	234
2009 and beyond	1,111	1,171

Total	$40,247	$39,503

Within the total overdraft facilities agreed as at March 31, 2005, $26 million remains available. These overdraft facilities are subject to renewal between April and December 2005 and the Company has not historically encountered any difficulties in successfully renegotiating them.

7.	LEASE OBLIGATIONS

In November 2000, the Company entered into a non-cancelable five-year operating lease, for its main warehouse and office in Warsaw, which stipulated monthly payments of $130,000. In February 2003, the Company renegotiated this lease by signing a seven-year agreement starting from May 1, 2003, at a lower rent of $96,000 per month. The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of March 31, 2005:

2005	$864
2006	1,152
2007	1,152
2008	1,152
2009	1,152

Thereafter	384

Total future rent payments	$5,856

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in tables expressed in thousands except per share information)

The Company continues its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease at March 31, 2005, are as follows:

2005	$2,856
2006	1,562

$4,418
Less interest	(296)

Total future minimum lease payments for assets under capital lease	$4,122

8.	INCOME TAXES

Total income tax expense varies from expected income tax expense computed at enacted Polish statutory rates (19% in 2004 and 2005) as follows:

	March 31,
	2005	2004
Tax at the Polish statutory rate	$1,092	$697
Tax rate differences	(50)	(47)
Permanent differences	84	(94)

Total income tax expense	$1,126	$556

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

The Company has elected to follow APB 25. Under APB 25, no compensation expense is recognized when the exercise price of the Company’s employee stock options equals or exceed the market price of the underlying stock on the date of grant.

The Company’s 1997 Stock Incentive Plan (“Incentive Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, executives, and other employees (“employees”) of the Company and to non-employee service providers of the Company. The Incentive Plan authorizes, and the Company has reserve for future issuance, up to 1,402,188 shares of Common Stock (subject to anti-dilution adjustment in the event of a stock-split, recapitalization, or similar transaction). The Compensation Committee of the Board of Directors of the Company administers the Incentive Plan.

Employee options to purchase a total of 140,000 shares were exercised during the first three months of 2005.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in tables expressed in thousands except per share information)

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.69% in 2005 and 1.90% in 2004; dividend yields of 0.0% in both 2005 and 2004; volatility factors of the expected market price of the Company’s common stock of 1.15 in 2005 and 1.25 in 2004; and a weighted-average expected life of the option of 3.4 years in both 2005 and 2004.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Three Months to March 31,
	2005	2004
Net income as reported	$4,620	$3,110
Pro forma net income	$4,085	$2,766
Pro forma earnings per share:
Basic	$0.25	$0.19
Diluted	$0.24	$0.19

10.	SUBSEQUENT EVENTS

On April 18, 2005, the Company signed a letter of intent providing for the acquisition of Botapol B.V. which owns 100% of the shares of Bols Poland Sp. z o.o., Poland’s third largest distiller, for $265 million, subject to adjustment. The acquisition is planned to be funded through a combination of cash and shares. The share portion is to be between 45%-60% of the total purchase price, at the option of the Company. The cash portion of the purchase price will be funded through a contemplated debt financing. The acquisition by the Company of Bols is subject to each party’s due diligence with respect to the others and the parties entering into definitive documentation, receipt of Polish anti-monopoly and other regulatory approvals, and the approval of the stockholders of the Company under applicable Nasdaq MarketPlace rules in the event that the number of the Company shares to be issued in the transaction exceeds 20% of the number of the Company shares currently outstanding. The acquisition is expected to close in the third quarter of 2005.

On April 28, 2005, the Company acquired 100% of the shares of Delikates, an alcohol distributor in the center of Poland, for a purchase price of approximately $2.35 million, of which 80% will be paid in cash and 20% will be paid in shares of common stock of CEDC. The transaction is subject to anti-trust approval from the Polish government. The shares of CEDC common stock that will be issued as part of the purchase price are subject to a one-year lock-up period.

11.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

12.	RELATED PARTY TRANSACTION

In January of 2005, the Company entered into a rental agreement for a facility located in the North of Poland, for which the Chief Operating Officer of the Company has a 33% ownership. The monthly rental to be paid by the Company for this location is approximately $18,000 per month and relates to facilities to be shared by two subsidiaries of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The disclosure and analysis of the Company in this report contain forward-looking statements, which provide the Company’s current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

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

Words such as “believes,” “anticipates” and “intends” may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. The Company’s actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2004

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks the Company describes in the reports it files from time to time with the Securities and Exchange Commission, or SEC.

The following discussion and analysis provides information which management believes is relevant to the reader’s assessment and understanding of the Company’s results of operations and financial condition and should be read in conjunction with the Consolidated Financial Statements and the notes thereto found elsewhere in this report. Investors are also referred to the Risk Factors in the Company’s Form 10-K for the fiscal year ended December 31, 2004.

Overview

In order to aid understanding, we have prepared tables which segment the income statement information as presented in the financial statements into those elements of the income statement which relate to operations acquired by the Company during the reporting period and those which relate to operations owned in both reporting periods. Key definitions are:

Total Operations Q1 2005: This represents actual reported results for the quarter ended March 31, 2005.

Operations Acquired: These are the eliminations of the amounts generated by the 2005 and the 2004 acquired subsidiaries for the equivalent pre-acquisition period of 2004 (the equivalent pre-acquisition period for 2004 is defined as the period from January 1, 2004 through the date of the acquisition of the entity acquired) so as to present the 2005 continuing operations results for the same year on year periods.

Continuing Operations Q1 2005: The amounts for 2005 generated by the same subsidiaries owned in 2004 and for the same period of time as in 2004.

Total Operations Q1 2004: This is the extract from the income statement for total operations for the quarter ended March 31, 2004.

Also found in this report are references to the term “cash on delivery”, or COD. Normal trade terms from our Polish vodka suppliers are 60 days; however, the Company is offered by some of these suppliers significant discounts if the Company pays for goods when delivered. The discounts offered are considerably in excess of the effective rate the Company would pay for 60-day terms on its bank facilities. The Company will later refer to “COD” in discussions regarding margin and short term banking facilities.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

“Operations acquired” include the first quarter results for Miro (acquired June 6, 2004), Saol (acquired May 21, 2004) and Polnis (acquired October 11, 2004). These results have been excluded from continuing operations Q1 2005 to show the impact of a common three month period of ownership in both years.

	Total operations Q1 2005	Operations acquired	Continuing operations Q1 2005	Total operations Q1 2004	Growth % from continuing operations
	($ in thousands)
Net Sales	$150,002	19,933	130,069	110,477	17.7%
Cost of goods sold, including excise taxes	130,321	18,037	112,284	96,711	16.1%
Gross profit	19,681	1,896	17,785	13,766	29.2%
as a percentage of sales	13.1%	9.5%	13.7%	12.5%
Total S, G&A	12,935	1,454	11,481	9,656	18.9%
Operating income	6,746	442	6,304	4,110	53.4%
as a percentage of sales	4.5%	2.2%	4.8%	3.7%
Non operating income / (expense)
Interest income	66	10	56	43	30.2%
Interest expense	(921)	(190)	(731)	(461)	(58.6)%
Realized and unrealized foreign exchange losses	(93)	—	(93)	(46)
Other income / (expense), net	(52)	(6)	(46)	20
Income before taxes	5,746	256	5,490	3,666	49.8%
as a percentage of sales	3.8%	1.3%	4.2%	3.3%
Income tax expense	1,126	60	1,066	556
Net income	4,620	196	4,424	3,110	42.3%
as a percentage of sales	3.1%	1.0%	3.4%	2.8%

Net Sales

Total net sales for the three months ended March 31, 2005, increased by 35.8%, or $39.5 million, to $150.0 million. Net sales from continuing operations increased by 17.7%, or $19.6 million, to $130.1 million from $110.5 million for the same period in 2004. The increase in total sales has been driven by the following factors:

1.	Sales coverage through both existing locations and acquisitions,

2.	Impact of foreign exchange rate, and

3.	Increase of imports. The below table highlights the trend in import growth.

Three Months to March 31, (Sales in $000’s)	2004	2005	%
Imported Beers	$1,299	$1.459	12%
Imported Spirits	1,167	1,879	61%
Imported Wines	2,466	3,635	47%

Total Imported Product	$4,932	$6,973	41%

Gross Profit

Total gross profit on net sales increased by 43.0% or $5.9 million. When expressed as a percentage of sales, total gross margins increased from 12.5% to 13.1%. The improvement of margins was driven primarily by sales of Vodka purchased during the end of 2004 prior to the excise tax increase and the continued growth of higher margin imports.

Operating Expenses

Total selling, general and administrative expenses (SG&A) increased by 34.0% from $9.6 million in the first quarter of 2004 to $12.9 million in the first quarter of 2005. As a percent of sales, SG&A remained in line at 8.6% for the three months ended March 31, 2005 as compared to 8.7% for the same period ended March 31, 2004.

Operating Income

Total operating income increased by 64.1%, or $2.6 million, to $6.7 million for the three months ended March 31, 2005. When expressed as a percentage of sales, total operating income was 4.5% for the three months ended March 31, 2005, as compared to 3.7% for the same period of 2004. Operating income from continuing operations increased by $2.2 million to $6.3 million for the three months ended March 31, 2005. As a percentage of sales, operating income from continuing operations increased to 4.8% for the three months ended March 31, 2005, as compared to 3.7% for the same period of 2004. The increase in operating income was due primarily to higher gross profit margin noted above.

Interest Expense

Total interest expense increased $460,000, or 99.8%, from $461,000 for the three months ended March 31, 2004 to $921,000 for the three months ended March 31, 2005. The increase is due to a combination of higher stock purchased during the end of 2004 and 1st quarter of 2005, and higher interests rates, as compared to the same period in 2004. As noted earlier, the additional stock was purchased to take advantage of lower prices related to the excise price increase in Poland, and thereby benefiting gross profit margins. Additionally the trend with interest rates, began to reverse during the first four months of 2005, with the National Bank of Poland’s reduction of the inter-bank borrowing rate by 75 basis points. The one month Warsaw inter-bank rate (WIBOR) decreased from 6.46% at the end of 2004, to 5.58% as at May 10, 2005.

Net Realized and Unrealized Foreign Currency Losses

The net change relating to foreign exchange losses increased from $46,000 in the first quarter of 2004 to $93,000 in the first quarter of 2005. These losses were the result of translation movements on trade payables to non Polish suppliers offset by opposite movements in inventories denominated in currencies other than the Polish zloty and held in the Company’s bonded warehouse.

Income Tax

The total tax charge for the period ending March 31, 2005, was $1,126,000 or 19.6% of pre-tax profits. For the same period in 2004, the charge was $556,000, or 15.2% of pre-tax profits. The primary driver for variance to the Polish statutory tax rate of 19% was due to an additional provision made for the deferred tax asset in the period ending March 31, 2005.

Net Income

Total net income increased by 48.6% from $3.1 million in the first quarter of 2004 to $4.6 million in the first quarter of 2005. Net income from continuing operations increased by 42.3%. These increases were due to the factors noted above.

Statement of Liquidity and Capital Resources

During the three months ended March 31, 2005, the Company continued to purchase additional stock, prior to price increases, for local spirits, thus taking additional inventory as compared to the same period in the prior year . In addition, a significant amount of payables related to year end inventory purchases were paid during the three months ended March 31, 2005. As a result, the inventory level for this period did not decline to the same proportion as the reduction in accounts payable from the year end levels, causing increased cash requirements for working capital. During the three months ended March 31, 2005, the Company’s operating activities utilized cash of $0.7 million compared to generating cash of $10.8 million during the three months ended March 31, 2004. Operating cash flows are generated by:

•	cash earnings defined as net earnings as adjusted for non-cash expense/income items such as depreciation;

•	movements in working capital, primarily the movements of trade receivables and payables as well as inventory; and

•	movements in other current assets and liabilities.

The sources and uses of operating cash flows can be summarized as:

	Three months ended March 31,
	2005	2004
Cash earnings	$5,614	$3,842
Movements in working capital	(5,510)	6,630
Movements in other current assets/liabilities	(775)	359

Net cash generated by operating activities	$(671)	$10,831

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

On April 18, 2005, the Company signed a letter of intent providing for the acquisition of Botapol B.V. which owns 100% of the shares of Bols Poland Sp. z o.o., Poland’s third largest distiller, for $265 million, subject to adjustment. The acquisition is planned to be funded through a combination of cash and shares. The share portion is to be between 45%-60% of the total purchase price, at the option of the Company. The cash portion of the purchase price will be funded through a contemplated debt financing. The acquisition by the Company of Bols is subject to each party’s due diligence with respect to the others and the parties entering into definitive documentation, receipt of Polish anti-monopoly and other regulatory approvals, and the approval of the stockholders of the Company under applicable Nasdaq MarketPlace rules in the event that the number of the Company shares to be issued in the transaction exceeds 20% of the number of the Company shares currently outstanding. The acquisition is expected to close in the third quarter of 2005.

STATEMENT ON INFLATION AND CURRENCY FLUCTUATIONS

Inflation in Poland is projected at 2.1% for 2005, compared to actual inflation of 3.5% in 2004. For the first three months of 2005, the yearly inflation was 3.7%.

The Company’s operating cash flows and substantially all of its assets are denominated in Polish zloty. This means that the Company is exposed to translation risk both on its balance sheet and income statement. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the income statement is by the movement of the average exchange rate used to restate the income statement from Polish zloty to U.S. Dollars. The amounts shown as FX gains or losses on the face of the income statement relate only to realized gains or losses on non Polish zloty denominated transactions.

During the three months ended March 31, 2005, the exchange rate for the Polish zloty versus the U.S. Dollar weakened from 2.99 to 3.15 or 5.4%.

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

Purchase Price Allocation

We account for our acquisitions under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, and allocate the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The determination of the values of the assets acquired and liabilities assumed, as well as associated asset useful lives, will require management to make estimates.

Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the assets acquired and liabilities assumed, both the precision and reliability of the resulting estimates are subject to uncertainty.

Recently issued accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123(R), Share Based Payments, a revision of the prior FASB Statement No. 123, Accounting for Stock Based Compensation. This statements requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The statement offers a number of possibilities for implementation. The SEC has provided an extension of this to allow implementation during the first quarter of 2006. The Company has elected to implement the modified prospective application, which will require the Company to begin to recognize the impact of the change in January 2006 and will not restate any prior periods. The expected impact during 2006 is approximately $850,000, based upon current market conditions. Management of the Company is still in process of evaluating what forms of compensation may be introduced in future periods in lieu of the existing option program.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. Currently none of the Company’s loans are denominated in currencies other than its functional currency, the Polish Zloty. As a result, in the three months ended March 31, 2005, the Company is not exposed to any risk from foreign exchange movements as regards its funding. The Company is exposed as regards its carrying of non Polish zloty balances for foreign suppliers, export sales and goods in bonded warehouses. As at March 31, 2005, these balances were not significant.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934. These rules refer to the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (such as this quarterly report), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Internal controls over financial reporting refer to a process that are designed to provide reasonable assurance that the Company’s transactions are properly authorized, recorded and reported and that the Company’s assets are safeguarded from improper use to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to an agreement dated January 12, 2005, the Company issued 1,749 shares of common stock, valued at $57,909 as partial consideration for the acquisition of additional staff and customers in Northern Poland from Vinex. The shares were delivered by the Company on February 2, 2005. These shares were issued pursuant to the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended. The securities were issued in off-shore private placements in reliance on Regulation S to entities which are not “United States persons” as defined by Regulation S. The stock certificates for all such securities bear a legend indicating that the stock is restricted and may not be sold in the United States without registration or an exemption from such requirements. Further, the holders have agreed to a one-year lock-up period.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the 1997 Registration Statement and incorporated herein by reference)

3.2	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 10, 2004, and incorporated herein by reference)

3.3	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Annual Report on Form 10-K filed on March 15, 2004, and incorporated herein by reference)

31.1*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b) Reports on Form 8-K

During the quarter ended March 31, 2005, the Company filed the following report on Form 8-K;

(i)	On February 18, 2005, the Company filed under Item 2.02 “Results of Operations and Financial Condition” its preliminary financial results for the year ended December 31, 2004, and filed under Item 9.01 “Financial Statements and Exhibits” the press release announcing such results as Exhibit 99.1.

(ii)	On March 15, 2005, the Company filed under Item 2.02 “Results of Operations and Financial Condition” its financial results for the year ended December 31, 2004, and filed under Item 9.01 “Financial Statements and Exhibits” the press release announcing such results as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act Of 1934.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION (registrant)

Date: May 10, 2005	By:	/s/ WILLIAM V. CAREY
William V. Carey President and Chief Executive Officer

Date: May 10, 2005	By:	/s/ Chris Biedermann
Chris Biedermann Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the 1997 Registration Statement and incorporated herein by reference)

3.2	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 10, 2004, and incorporated herein by reference)

3.3	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Annual Report on Form 10-K filed on March 15, 2004, and incorporated herein by reference)

31.1*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith