Form 10-Q
period 2005-06-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2005-08-08
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

(REGISTRANT’S TELEPHONE NUMBER,

INCLUDING AREA CODE)

(610)–660–7817

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s common stock as of July 29, 2005:

Common Stock ($.01 par value)	16,922,652

PART I

FINANCIAL INFORMATION

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share information)

	June 30, 2005	December 31, 2004
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$18,497	$10,491
Accounts receivable (net of allowance for doubtful accounts of $8,684 and $10,038 respectively)	102,373	131,799
Inventories	52,182	64,372
Prepaid expenses and other current assets	9,305	10,801
Deferred income taxes	916	822

TOTAL CURRENT ASSETS	$183,273	$218,285
Intangible assets, net	1,954	2,543
Goodwill, net	53,994	51,370
Tangible fixed assets, net	14,580	17,387
Deferred income taxes	1,669	1,684
Other assets	1,868	435

TOTAL ASSETS	$257,338	$291,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$88,295	$115,678
Short term bank loans and overdraft facilities	30,048	37,396
Current portion of long term debt	209	234
Current portion of obligations under capital leases	2,495	2,970
Income taxes payable	968	651
Taxes other than income taxes	1,781	3,108
Other accrued liabilities	4,632	7,338

TOTAL CURRENT LIABILITIES	128,428	167,375

Long-term debt, less current maturities	1,674	1,873
Long-term obligations under capital leases	1,240	2,140

STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common Stock ($0.01 par value, 40,000,000 shares authorized, 17,040,177 and 16,677,045 shares issued at June 30, 2005 and December 31, 2004, respectively)	170	166
Additional paid-in-capital	58,296	55,663
Retained earnings	62,586	52,366
Accumulated other comprehensive loss	5,094	12,271
Less Treasury Stock at cost (164,025 shares at June 30, 2005 and December 31, 2004)	(150)	(150)

TOTAL STOCKHOLDERS’ EQUITY	125,996	120,316

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$257,338	$291,704

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share information)

	Three months ended		Six months ended
	June 30, 2005 (unaudited)	June 30, 2004 (unaudited)	June 30, 2005 (unaudited)	June 30, 2004 (unaudited)
Net Sales	$164,249	$133,004	$314,251	$243,481
Cost of goods sold	143,342	116,368	273,663	213,079

Gross Profit	20,907	16,636	40,588	30,402

Selling, general and administrative expenses, excluding amortization and depreciation	12,365	9,818	24,034	18,703
Depreciation of tangible fixed assets	842	618	1,724	1,204
Amortization of goodwill and trademarks	130	123	260	242
Bad debt provision	95	186	349	252

Operating Income	7,475	5,891	14,221	10,001

Non operating income /(expense)
Interest income	238	44	304	87
Interest expense	(770)	(535)	(1,691)	(996)
Realized and unrealized foreign currency transaction gains/(losses)	29	104	(64)	58
Other income/(expense), net	(60)	34	(112)	54

Income before taxes	6,912	5,538	12,658	9,204
Income tax expense	1,312	1,022	2,438	1,578

Net income	$5,600	$4,516	$10,220	$7,626

Net income per share of common stock, basic	$0.33	$0.28	$0.61	$0.47

Net income per share of common stock, diluted	$0.33	$0.28	$0.60	$0.46

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Capital Stock				Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Profit/Loss	Total Stock- holders Equity
	Issued Shares		In Treasury Shares
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	16,677	$166	164	$(150)	$55,663	$52,366	$12,271	$120,316
Net income for the Six Month ended June 30, 2005						10,220		10,220
Foreign currency translation adjustment							(7,177)	(7,177)

Comprehensive income for the Six Month ended June 30, 2005								3,043
Common stock issued in connection with acquisitions	15	1			521			522
Common stock issued in connection with options	348	3			2,112			2,115

Balance at June 30, 2005	17,040	$170	164	$(150)	$58,296	$62,586	$5,094	$125,996

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

(in thousands)

	Six Month ended June 30, 2005	Six Month ended June 30, 2004
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$10,220	$7,626
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	1,985	1,446
Deferred income tax benefit	(225)	549
Bad debt provision	349	252

Changes in operating assets and liabilities:
Accounts receivable	21,423	8,677
Inventories	9,906	4,843
Prepayments and other current assets	1,186	(1,785)
Trade accounts payable	(22,550)	(11,739)
Income taxes and other taxes payable	(792)	(233)
Other accrued liabilities and other assets	(3,755)	(377)

Net Cash Provided By Operating Activities	17,747	9,259
INVESTING ACTIVITIES
Acquisition of business and subsidiaries (net of cash)	(2,004)	(3,352)
Purchase of fixed assets	(1,034)	(1,403)
Proceeds from sales of fixed assets	1,321	302

Net Cash (Used in) / Provided By Investing Activities	(1,717)	(4,453)
FINANCING ACTIVITIES
(Repayments) / Borrowings of short-term borrowings and overdraft facilities	(5,176)	(5,882)
(Repayments) / Proceeds from long-term borrowings	(102)	1,355
Capital lease repayments	(1,078)	(657)
Stock options exercised	2,115	778

Net Cash (Used in) / Provided By Financing Activities	(4,241)	(4,406)

Effect of exchange rate changes on cash and cash equivalents	(3,783)	244
Net increase / (decrease) in cash and cash equivalents	8,006	644
Cash and cash equivalents at beginning of period	10,491	6,229

Cash and cash equivalents at end of period	$18,497	$6,873

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Common stock issued for acquisitions	$521	$163

Capital leases amounts advanced	$606	$1,060

Supplemental disclosures of cash flow information
Interest paid	$1,691	$996
Income tax paid	$2,707	$2,269

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in tables expressed in thousands except per share information)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (CEDC), a Delaware corporation, and its subsidiaries (collectively referred to as the Company) operates primarily as a wholesale distributor of fine wines, beers and liquors across Poland. Based in Warsaw and operating through 14 distribution centers and 86 satellite branches the Company offers a 24 hour delivery service of alcoholic beverages. Since its incorporation in September 1997, CEDC has acquired 100% of the outstanding common stock or 100% of the voting rights of its 16 subsidiaries.

CEDC through its various subsidiaries derives all its revenues in Poland.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of CEDC and its subsidiaries all of which the Company wholly owns or owns 100% of the voting rights. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in Polish Zloties (PLN) in accordance with Polish statutory requirements and the Accounting Act of 29 September 1994. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the three and six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The Company’s financial statements are substantially all in Polish Zloty and gains or losses resulting from the restatement of these balances into U.S. Dollars are posted to the Comprehensive Loss Account. As a result of the devaluation of the Polish Zloty against the U.S. Dollar during the six month period ended June 30, 2005, the Company incurred a foreign currency translation loss of $7.2 million. The total of the accumulated other comprehensive loss consists solely of currency exchange adjustments. No tax benefit has been recorded.

4.	EARNINGS PER SHARE

Net income per share of common stock is calculated under the provisions of SFAS No. 128, “Earnings per Share”. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Basic:
Net income	$5,600	$4,516	$10,220	$7,626

Weighted average shares of common stock outstanding	16,759	16,243	16,695	16,214

Basic Earnings Per Share	$0.33	$0.28	$0.61	$0.47

Diluted:
Net Income	$5,600	$4,516	$10,220	$7,626

Weighted average shares of common stock outstanding	16,759	16,243	16,695	16,214
Net effect of diluted stock options-based on the treasury stock method	357	115	342	243
Totals shares outstanding – fully diluted	17,116	16,358	17,037	16,457

Diluted Earnings Per Share	$0.33	$0.28	$0.60	$0.46

During the three month period ended June 30, 2005, 208,125 stock options were exercised.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in tables expressed in thousands except per share information)

5.	ACQUISITIONS

The Company’s strategy and objectives regarding its acquisition policy have typically been to acquire strong regional alcohol distributors in order to build market share and construct a nationwide distribution network in order to attract and retain national clients and to strengthen its buying leverage. The price paid by the Company in making its acquisitions is based on earnings projections of the acquired company operating under the Company’s business model.

On April 28, 2005, the Company acquired 100% of the outstanding capital stock of Delikates, an alcohol distributor in the center of Poland, for a purchase price of approximately $2.4 million, of which $1.9 million was paid in cash and $0.5 million was paid in shares of common stock of the Company. The transaction received anti-trust approval from the Polish Anti-Monopoly Office during June of 2005. The shares of the Company’s common stock that were issued as part of the purchase price are subject to a one-year lock-up period.

In January of 2005, the Company acquired additional branches in Northern Poland from Vinex in exchange for $126,912 and 1,749 shares of common stock, which were accounted for as a business combination. During 2004, the Company made a series of acquisitions also accounted for as a business combination. Assuming consummation of these acquisitions and the issuance of common shares as of January 1, 2004 and 2005, the unaudited pro-forma consolidated operating results for the three and six months ended June 30, 2004 were as follows:

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net sales	$167,283	$157,119	$326,387	$293,605
Net income	5,613	4,835	10,272	8,381
Net income per share data:
Basic earnings per share of common stock	$0.33	$0.30	$0.62	$0.52
Diluted earnings per share of common stock	$0.33	$0.29	$0.60	$0.51

During 2005, the Company has expanded its acquisition strategy to vertically integrate into production of alcoholic beverages by targeting top selling profitable distilleries in Poland. As of result of following this strategy, the Company has entered into two share purchase agreements as described further below and in Note 10.

6.	BORROWINGS

The Company has banking facilities with six banks which are used to support both the Company’s acquisition strategy and its cash on delivery (COD) vodka purchasing requirements. The credit lines are only denominated in Polish Zloty.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in tables expressed in thousands except per share information)

The amounts drawn down on the facilities as disclosed in the financial statements are:

	June 30, 2005	December 31, 2004
Short term bank loans and overdraft facilities	$30,048	$37,396
Current portion of long term debt	209	234
Total long term debt, less current maturities	1,674	1,873

Total	$31,931	$39,503

Principal repayments for the followings years	June 31, 2005	December 31, 2004
2005	$30,257	$37,630
2006	209	234
2007	209	234
2008	209	234
2009 and beyond	1,047	1,171

Total	$31,931	$39,503

Within the total overdraft facilities agreed as at June 30, 2005, $45.2 million remains available. These overdraft facilities are subject to renewal between April and December 2005 and the Company has not historically encountered any difficulties in successfully renegotiating them.

As discussed further in Note 10, on July 25, 2005, CEDC completed the issuance of €325 million 8% Senior Secured notes due 2012.

7.	LEASE OBLIGATIONS

In November 2000, the Company entered into a non-cancelable five-year operating lease, for its main warehouse and office in Warsaw, which stipulated monthly payments of $130,000. In February 2003, the Company renegotiated this lease by signing a seven-year agreement starting from May 1, 2003, at a lower rent of $96,000 per month. The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of June 30, 2005:

2005	$576
2006	1,152
2007	1,152
2008	1,152
2009	1,152

Thereafter	384

$5,568

The Company also has rental agreements for all of the regional offices and warehouse space. Monthly rentals range from approximately $67 to $23,362. All of the regional office and warehouse leases can be terminated by either party within two or three month’s prior notice. The retail shop leases have no stated expiration date, but can be terminated by either party with six months prior notice.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in tables expressed in thousands except per share information)

The Company continues its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease at June 30, 2005, are as follows:

2005	$2,327
2006	1,408

$3,735
Less interest	(251)

$3,484

8.	INCOME TAXES

Total income tax expense varies from expected income tax expense computed at enacted Polish statutory rates (19% in 2004 and 2005) as follows:

	Three months ended		Six months ended
	June 30 2005	June 30 2004	June 30 2005	June 30 2004
Tax at Polish statutory rate	$1,292	$1,052	$2,384	$1,749
Tax rate differences	104	(137)	54	(184)
Permanent differences	(84)	107	—	13

Total income tax expense	$1,312	$1,022	$2,438	$1,578

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

The Company’s 1997 Stock Incentive Plan (Incentive Plan) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, executives, and other employees (“employees”) of the Company and to non-employee service providers of the Company. The Incentive Plan authorizes, and the Company has reserved for future issuance, up to 1,350,238 shares of Common Stock (subject to an anti-dilution adjustment in the event of a stock-split, recapitalization, or similar transaction). The Compensation Committee of the Board of Directors of the Company administers the Incentive Plan.

Employee options to purchase a total of 348,125 shares were exercised during the first six month of 2005.

The option exercise price for stock options granted under the Incentive Plan may not be less than fair market value but in some cases may be in excess of the market price of common stock on the date of grant. The Company sets the stock option exercise price based on the closing price of the common stock on the day before the date of grant if such price is not materially different than the opening price of the common stock on the date of grant. Accordingly, there is no compensation expense recorded for options granted under the Incentive Plan to employees. Stock options may be exercised up to 10 years after the date of grant except as otherwise provided in the particular stock option agreement. Payment for the shares purchased under the Incentive Plan must be in cash, which must be received by the Company prior to any shares being issued.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.00% in 2005 and 1.90% in 2004, dividend yields of 0.0% in both 2005 and 2004; volatility factors of the expected market price of the Company’s common stock of 1.15 in 2005 and 1.25 in 2004; and a weighted-average expected life of the option of 3.4 years in both 2005 and 2004.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in tables expressed in thousands except per share information)

The Black-Scholes option valuation method was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Three months ended		Six months ended
	June 30 2005	June 30 2004	June 30 2005	June 30 2004
Income as reported	$5,600	$4,516	$10,220	$7,626

Pro forma net income	$5,459	$4,181	$9,544	$7,079

Pro forma earnings per share:
Basic	$0.33	$0.26	$0.57	$0.44
Diluted	$0.32	$0.25	$0.56	$0.43

10.	SUBSEQUENT EVENTS

On July 5, 2005, the Company acquired two additional branches in Northwestern Poland from Fenniks in exchange for $191,045, which will be accounted for as a business combination.

On July 11, 2005, the Company entered into a definitive share purchase agreement with the Polish Treasury Ministry to purchase 61% of the outstanding capital stock of Polmos Bialystok S.A. for a total purchase price of PLN 1.06 billion ($315.4 million based on the exchange rate as of July 29, 2005). The acquisition is subject to approvals from the Polish Anti-Monopoly Office and the Polish Securities and Stock Exchange Commission. We expect the acquisition to close in the third quarter of 2005. For the preparation of these financial statements, Polmos Bialystok S.A. has not been consolidated into the Company’s results of operations as of June 30, 2005.

The Share Purchase Agreement provides that the Company is to make investment commitments of at least PLN 77.5 million (approximately $23 million based on the exchange rate as of July 29, 2005) during the five years after the acquisition is consummated and to render technical support and pass on necessary know-how to Bialystok.

On July 15, 2005, the Company entered into an agreement with the trade unions of Polmos Bialystok S.A. regarding a social package for the employees of Polmos Bialystok S.A. The social package provides for, among other items, a guarantee of employment for 10 years for existing employees and payment by the Company of a privatization bonus for approximately PLN 17 million (approximately $5.1 million based on the exchange rate as of July 29, 2005).

On July 25, 2005, in connection with the planned acquisition of Botapol B.V. and Polmos Bialystok S.A., CEDC completed the issuance of €325 million 8% Senior Secured notes (“Notes”) due 2012. The Notes are guaranteed on a senior basis by certain of CEDC’s subsidiaries. On or shortly following the Bols Acquisition, Bols and its parent holding company, Botapol, will become guarantors. Polmos Bialystok S.A. will not become a guarantor following the Polmos Bialystok S.A. acquisition. The Notes are senior obligations that will rank (a) pari passu in right of payment to all existing and future senior indebtedness of CEDC, and (b) senior in right of payment to all existing and future obligations of CEDC that are expressly subordinated to the Notes. The Indenture contains certain customary events of default and customary covenants, limitations and requirements with respect to indebtedness, restricted payments, dividends and other payments affecting our subsidiaries, transactions with affiliates, liens, asset sales, sale and leaseback transactions, consolidations and mergers, and the provision of financial statements and reports.

On August 2, 2005, the Company entered into a purchase agreement for the private placement of 3,360,000 shares of its common stock at $34.69 per share, for gross proceeds of approximately $116.5 million. The per share price represents a 7% discount to the trailing 15-day closing average share price. The closing of the private placement is subject to the completion by CEDC of its acquisition from the Polish Treasury of 61% of the outstanding shares of Polmos Bialystok S.A., the second largest vodka producer in Poland. That acquisition, which will be completed upon obtaining Polish anti-monopoly approval, is anticipated to occur during September 2005. The CEDC shares which will be issued in the private placement are subject to customary registration rights granted to the investors for the resale of the shares.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in tables expressed in thousands except per share information)

On August 3, 2005, the Company obtained approval from the Polish Anti-Monopoly Office for the acquisition of Botapol Holding B.V. On June 27, 2005, the Company entered into a definitive share sale agreement with Takirra Investment Corporation, Rémy Cointreau S.A. (“Remy”), and Botapol Management B.V. (an indirect subsidiary of Rémy) to acquire 100% of the outstanding capital stock of Botapol Holding B.V. (“Botapol”), which itself owns 100% of the outstanding capital stock of both Bols, its principal operating subsidiary, and Hillcroft Sp. z o.o. (collectively referred to as “Bols”). The purchase price for the Bols acquisition is $270.0 million, of which the Bols share sale agreement permits the Company to pay between 45% and 55% of the purchase price in cash and between 45% and 55% of the purchase price in shares of our common stock, provided that the maximum number of shares issued is less than 20% of our outstanding shares of common stock. Based on the number of shares of common stock outstanding on July 29, 2005, assuming the maximum number of shares of common stock is issued and the number of outstanding shares does not increase, the Company would issue 3.38 million shares of our common stock (based on an agreed per share price of $36.22), and pay $147.9 million in cash. For the preparation of these financial statements, neither Botapol nor its subsidiaries have been consolidated into the results of the Company’s operations as of June 30, 2005.

As part of the Bols acquisition, if the weighted average of the closing price of our common stock over the four weeks immediately preceding the first anniversary of the closing date of the Bols Acquisition is below $32.59 per share, the Company will pay Rémy and Takirra an additional amount in cash equal to the difference multiplied by the total number of shares issued to them in the Bols Acquisition (the “Share Floor Payment Amount”). The closing price of our common stock on August 3, 2005, was $38.95.

11.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

12.	RELATED PARTY TRANSACTION

In January 2005, the Company entered into a rental agreement for a facility located in the North of Poland, in which the Chief Operating Officer of the Company has a 33% ownership. The monthly rental to be paid by the Company for this location is approximately $18,000 per month and relates to facilities to be shared by two subsidiaries of the Company.

During the second quarter of 2005, the Company made sales to a restaurant, of which the CEO of the Company has partial ownership. All sales were made on normal commercial terms, and total sales for the 6 months ending June 30, 2005 were approximately $36,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.

This report contains forward-looking statements, which provide our current expectations or forecasts of future events. These forward-looking statements may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth, liquidity, prospects, strategies and the industry in which we, Bols, and Bialystok operate, as well as the completion of the acquisitions of Bols and Bialystok and the effect of such acquisitions on us;

•	statements about the level of the Company’s costs and operating expenses relative to its revenues, and about the expected composition of its revenues;

•	statements about the Company’s integration of its acquisitions;

•	information about the Polish regulations on the Company’s business;

•	other statements about the Company’s plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our, Bols’ or Bialystok’s actual results of operations, financial condition and liquidity, the development of the industry in which we, Bols or Bialystok operate, and the effect of the acquisition on us may differ materially from those anticipated in or suggested by the forward-looking statements contained in this report. In addition, even if our, Bols’ or Bialystok’s results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

We urge you to read and carefully consider the items of the other reports that we have filed with or furnish to the SEC for a more complete discussion of the factors and risks that could affect our future performance and the industry in which we operate, including the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and the risk factors described in our Current Report on Form 8-K furnished to the SEC on July 5, 2005. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur.

You should not unduly rely on these forward-looking statements, because they reflect our judgment only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements referred to above and contained elsewhere in this report.

The following discussion and analysis provides information which management believes is relevant to the reader’s assessment and understanding of the Company’s results of operations and financial condition and should be read in conjunction with the Consolidated Financial Statements and the notes thereto found elsewhere in this report.

Certain Terms Used Herein

•	“Financial First Half 2004” refers to the six months ended June 30, 2004;

•	“Financial First Half 2005” refers to the six months ended June 30, 2005;

•	“Financial First Quarter 2004” refers to the three months ended March 31, 2004;

•	“Financial First Quarter 2005” refers to the three months ended March 31, 2005;

•	“Financial Second Quarter 2004” refers to the three months ended June 30, 2004;

•	“Financial Second Quarter 2005” refers to the three months ended June 30, 2005;

Significant Factors Affecting Our Results of Operations

As a distributor of alcoholic beverages in Poland, our results of operations are significantly affected by the overall economic trends of Poland, as well as changes in consumer preferences, consumer spending, tax rates and consumer confidence, each of which impacts our volume of sales and the prices of our products. Over the past three years, we have succeeded in increasing our consolidated revenues. This resulted primarily from our acquisitions of distributors. In addition to the acquisitions, our results of operations were affected by the translation effects of fluctuations in the exchange rate of Polish Zloty versus U.S. Dollar because our functional currency is Polish Zloty but our reporting currency is U.S. Dollar during the periods covered.

Effect of Acquisitions of Distributors

As part of our strategy to increase distribution capacity, we acquire existing distributors particularly in regions where we do not have a leading position. We acquire successful distributors, which are primarily involved in the vodka distribution business and are among the leading distributors in their regions. Over the past six years, we have acquired 15 distributors throughout Poland. Typically, we purchase these distributors with cash and shares of our common stock. The acquisition and integration of these businesses into our operations have had a significant effect on our results of operations. These acquisitions have increased our net sales, costs of goods sold and operating expense. The following table sets forth our acquisitions of distributors for the periods covered in this analysis.

Name of Acquired Distributor Date of Acquisition

Saol Sp. z o.o	May 21, 2004

Miro Sp. z o.o	June 6, 2004

Polnis Sp. z o.o	October 11, 2004

Delikates Sp. z o.o	April 28, 2005

Effect of Exchange Rate Fluctuations

Because our functional currency is the Polish Zloty while our reporting currency is the U.S. Dollar, the translation effects of fluctuations in the exchange rate has materially impacted our financial condition and results of operations and has affected the comparability of our results between financial periods. Using average National Bank of Poland exchange rates for the full year, the exchange rate for the Polish Zloty at June 30, 2005, was 3.35 Polish Zloty per U.S. Dollar, compared to 3.72 Polish Zloty per U.S. Dollar at June 30, 2004.

In November 2000, we converted all of our loan obligations to Polish Zloty. Accordingly, during the periods under review our operations were not materially exposed to exchange rate risk. We will be exposed to foreign exchange risk, however, by having issued and sold the Notes (which are denominated in euros) and by incurring other debt in the future (including notes or borrowings to finance other acquisitions) that is not denominated in Polish Zloty. If the Polish Zloty decreases in value against the currencies in which we have to make payments, we could have increased cash requirements for debt service, higher leverage levels, greater levels of risk in relation to repaying or refinancing such debt when due, and significant costs incurred in order to hedge these part or all of these risks if we decided to enter hedge agreements.

Effects of the Bols Acquisition and the Bialystok Acquisition

The potential acquisitions of the two most profitable vodka distilleries in Poland, Bols and Bialystok will have different requirements of management expertise as well as new reporting requirements as compared to our current distribution business:

•	Managing trademark and marketing issues surrounding brand ownership.

•	Managing export agreements throughout the world.

•	Managing technical aspects of producing owned branded products.

•	Managing synergies to complement production and distribution businesses, including aspects of human resource integration.

•	Managing additional financial reporting requirements due to a business operating in multiple segments.

•	A higher level of intangible assets, including goodwill and brand rights, as compared to historical levels. In accordance with U.S. GAAP, goodwill will not be amortized, but instead the recoverability of the goodwill will be assessed at least once a year.

•	We will incur debt as a result of the acquisitions and our interest expense in future periods will exceed our historical levels.

Overview

The Company is the leading distributor by volume and a leading importer by value of alcoholic beverages in Poland. The Company operates the largest nationwide next-day alcoholic beverage delivery service with distribution centers and satellite branches located throughout Poland. The Company distributes over 700 brands of alcoholic beverages consisting of a wide range of alcoholic products. In addition to importing and distributing alcoholic beverages, we are the exclusive importer and distributor for certain tobacco and water products in Poland.

The strategy of the Company has been to grow profitability by growing sales both through acquisitions and organically, improving profit margins through sales of higher margin products, and tightly controlling costs. A large part of this strategy has been implemented through acquisitions of distributors. In order to aid understanding of our results, we have prepared tables which segment the income statement information as presented in the financial statements into those elements of the income statement which relate to operations acquired by the Company during the reporting period and those which relate to operations owned in both reporting periods. Key definitions are:

Total Operations 2005: This represents actual reported results for the six months ended June 30, 2005.

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

Continuing Operations 2005: The amounts for 2005 generated by the same subsidiaries owned in 2004 and for the same period of time as in 2004.

Total Operations 2004: This is the extract from the income statement for total operations for the six months ended June 30, 2004.

As described in Notes 5 and 10, the Company has begun vertical expansion through the planned acquisition of two of Poland’s leading producers of vodka: Bols and Polmos Bialystok S.A.. These acquisitions are expected to be completed during the third quarter of 2005, as such the results of operations for the three months and six months ended June 30, 2004 do not include any effects from these acquisitions.

Results of Operations

Six month ended June 30, 2005 compared to six month ended June 30, 2004

	Six months ended June 30
	Total operations 2005	Operations acquired	Continuing operations 2005	Total operations 2004	Growth % from continuing operations
	($ in thousands)
Net Sales	$314,251	30,657	283,594	$243,481	16.5%
Cost of goods sold, including excise taxes	273,663	27,727	245,936	213,079	15.4%
Gross profit	40,588	2,930	37,658	30,402	23.9%
as a percentage of sales	12.9%	9.6%	13.3%	12.5%
Operating expense	26,367	2,151	24,216	20,401	18.7%
Operating income	14,221	779	13,442	10,001	34.4%
as a percentage of sales	4.5%	2.5%	4.7%	4.1%
Non operating income / (expense)
Interest income	304	20	284	87	226.4%
Interest expense	(1,691)	(243)	(1,448)	(996)	45.4%
Realized and unrealized foreign exchange losses	(64)	—	(64)	58	(210.3)%
Other income / (expense), net	(112)	(4)	(108)	54	(300.0)%
Income before taxes	12,658	552	12,106	9,204	31.5%
as a percentage of sales	4.0%	1.8%	4.3%	3.8%
Income tax expense	2,438	125	2,313	1,578	46.6%
Net income	10,220	427	9,793	7,626	28.4%
as a percentage of sales	3.3%	1.4%	3.5%	3.1%

Net Sales

Net sales represent total sales net of all customer rebates and value added tax. Total net sales increased by approximately 29.1%, or $70.7 million, from $243.5 million in Financial First Half 2004 to $314.3 million in Financial First Half 2005. This increase resulted primarily from the effects of the acquisitions in 2004 and 2005. Total net sales from continuing operations increased by approximately 16.5%, or $40.1 million, from $243.5 million in Financial First Half 2004 to $283.6 million in Financial First Half 2005. This increase resulted primarily from:

•	increased sales of imported products. The net sales of imported products increased by approximately 29.3%, or $3.5 million, from $12.1 million in Financial First Half 2004 to $15.7 million in Financial First Half 2005. This increase resulted primarily from Poland’s accession to the European Union on May 1, 2004, which eliminated customs duty for products imported from other European Union countries. This elimination of customs duty reduced the price of the imported products, increasing net sales. The table below breaks down the value of our imported products by product category over Financial First Half 2005.

•	Increases in sales per existing outlets and sales from new outlets.

•	the strength of the Polish Zloty versus the U.S. Dollar in Financial First Half 2005 as compared to the strength of the Polish Zloty versus the U.S. Dollar in Financial First Half 2004. The exchange rate for the Polish Zloty at June 30, 2005, was 3.35 Polish Zloty per U.S. Dollar, compared to 3.72 Polish Zloty per U.S. Dollar at June 30, 2004.

Sales of exclusive imported beers, sprites and wines for the Financial First Half 2004 and 2005 are highlighted below. This table does not include imported products that are not directly imported on an exclusive basis by CEDC.

Six Month to June 30, (Sales in $000’s)	Financial First Half 2005	Financial First Half 2004%
Imported Beers	$3,507	$3,173	10.5
Imported Spirits	4,097	2,749	49.0
Imported Wines	8,058	6,187	30.2

Total Imported Product	$15,662	$12,109	29.3

Partially offsetting the positive sales growth was the impact of the death of Pope John Paul II in April of 2005. During this period, many stores in Poland were closed and the Company estimates that an equivalent of up to 3-5 days or approximately $7 to $10 million of sales were lost.

Gross Profit

Total gross profit increased by approximately 33.5%, or $10.2 million, from $30.4 million in Financial First Half 2004 to $40.6 million in Financial First Half 2005 reflecting the effect of acquisitions, higher gross margins and sales growth in the Financial First Half 2005. Gross margin increased from 12.5% in Financial First Half 2004 to 12.9% in Financial First Half 2005. This increase in gross margin resulted from changes in sales mix including the increased sales of higher margin imported products and the higher margin earned on Vodka sales during the first quarter of 2005. In connection with an excise tax increase in January 2005, the Company purchased vodka at lower pricing, during the end of 2004 and beginning of 2005, which was sold in Financial First Quarter 2005 at the higher (post-excise tax increase) prices.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses (“S,G&A”), depreciation, amortization, and bad debt provision. Total operating expenses increased by approximately 29.2%, or $6.0 million, from $20.4 million in Financial Half 2004 to $26.4 million in Financial First Half 2005. This increase resulted primarily from the effects of the acquisitions in 2004 and 2005, and the overall growth of the business. As a percent of net sales, operating expenses remain stable on 8.4%. The table below sets forth the items of operating expenses.

	Financial First Half 2005	Financial First Half 2004
	($ in thousands)
S,G&A	$24,034	$18,703
Depreciation and amortization	1,984	1,446
Bad debt provision	349	252

	$26,367	$20,401

S,G&A consists of salaries, warehousing and transportation costs and administrative expenses. S,G&A increased by approximately 28.5%, or $5.3 million, from $18.7 million in Financial First Half 2004 to $24.0 million in Financial First Half 2005. This increase is in line with the growth in net sales.

Depreciation and amortization increased by approximately 37.2%, or $ 0.6 million, from $1.4 million in Financial First Half 2004 to $2.0 million in Financial First Half 2005. This increase resulted primarily from the effect of acquisitions. The increase also reflected our continued investment in information technology systems upgrades and normal vehicle rotation.

Bad debt expense remained stable at approximately 0.1% of net sales.

Operating Income

Total operating income increased by approximately 42.2%, or $4.2 million, from $10.0 million in Financial First Half 2004 to $14.2 million in Financial First Half 2005. Operating margin increased from 4.1% for Financial First Half 2004 to 4.5% for Financial First Half 2005. Operating income from continuing operations increased by approximately 34.4%, or $3.4 million, from $10.0 million in Financial First Half 2004 to $13.4 million in Financial First Half 2005. Operating margin from continuing operations increased from 4.1% in Financial First Quarter 2004 to 4.7% in Financial First Half 2005. These increases resulted primarily from higher gross profit margins described above.

Interest Expense

Total interest expense increased by approximately 69.8%, or $0.7 million, from $1.0 million in Financial First Half 2004 to $1.7 million in Financial First Half 2005. This increase resulted primarily from higher inventory purchased (primarily with credit) during the end of Financial Year 2004 beginning of 2005 to take advantage of lower prices related to an excise tax increase, as well as the overall growth in the business during the Financial First Half 2005.

Income Tax

The total tax charge for Financial First Half 2005 was $2.4 million, or 19.3% of pre-tax profits. For Financial First Half 2004, the total tax charge was $1.6 million, or 17.1% of pre-tax profits. The primary reason for the variance to the Polish statutory tax rate of 19% was due to an additional provision made for the deferred tax asset in Financial First Half 2005

Three months ended June 30, 2005 Compared to three months ended June 30, 2004

	Three months ended June 30
	Total operations 2005	Operations acquired	Continuing operations 2005	Total operations 2004	Growth % from continuing operations
	($ in thousands)
Net Sales	$164,249	10,724	153,525	$133,004	15.4%
Cost of goods sold, including excise taxes	143,342	9,690	133,652	116,368	14.9%
Gross profit	20,907	1,034	19,873	16,636	19.5%
as a percentage of sales	12.7%	9.6%	12.9%	12.5%
Operating expense	13,432	696	12,736	10,745	18.5%
Operating income	7,475	338	7,137	5,891	21.2%
as a percentage of sales	4.6%	3.2%	4.6%	4.4%
Non operating income / (expense)
Interest income	238	6	232	44	427.3%
Interest expense	(770)	(53)	(717)	(535)	34.0%
Realized and unrealized foreign exchange losses	29	—	29	104	(72.1)%
Other income / (expense), net	(60)	2	(62)	34	(282.4)%
Income before taxes	6,912	293	6,619	5,538	19.5%
as a percentage of sales	4.2%	2.7%	4.3%	4.2%
Income tax expense	1,312	66	1,246	1,022	23.1%
Net income	5,600	227	5,373	4,516	19.0%
as a percentage of sales	3.4%	2.1%	3.5%	3.4%

Net Sales

Net sales represent total sales net of all customer rebates and value added tax. Total net sales increased by approximately 23.5%, or $31.2 million, from $133.0 million in Financial Second Quarter 2004 to $164.2 million in Financial Second Quarter 2005. This increase resulted primarily from the effects of the acquisitions in 2004 and 2005. Total net sales from continuing operations increased by approximately 15.4%, or $20.5 million, from $133.0 million in Financial Second Quarter 2004 to $153.5 million in Financial Second Quarter 2005. This increase resulted primarily from:

•	increased sales of imported products. The net sales of imported products increased by approximately 21.1%, or $1.5 million, from $7.2 million in Financial Second Quarter 2004 to $8.7 million in Financial Second Quarter 2005. This increase resulted primarily from Poland’s accession to the European Union on May 1, 2004, which eliminated customs duty for products imported from other European Union countries. This elimination of customs duty reduced the price of the imported products, increasing net sales. The table below breaks down the value of our imported products by product category over Financial Second Quarter 2005.

•	Increases in sales per existing outlets and sales from new outlets.

•	the strength of the Polish Zloty versus the U.S. Dollar in Financial Second Quarter 2005 as compared to the strength of the Polish Zloty versus the U.S. Dollar in Financial Second Quarter 2004. The exchange rate for the Polish Zloty at June 30, 2005, was 3.35 Polish Zloty per U.S. Dollar, compared to 3.72 Polish Zloty per U.S. Dollar at June 30, 2004.

Sales of exclusive imported beers, sprites and wines for the Financial Second Quarter 2004 and 2005 are highlighted below. This table does not include imported products that are not directly imported on an exclusive basis by CEDC.

Three Months to June 30, (Sales in $000’s)	Financial Second Quarter 2005	Financial Second Quarter 2004%
Imported Beers	$2,048	$1,874	9.3
Imported Spirits	2,218	1,582	40.2
Imported Wines	4,423	3,722	18.8

Total Imported Product	$8,689	$7,178	21.1

Partially offsetting the positive sales growth was the impact of the death of Pope John Paul II in April of 2005. During this period, many stores in Poland were closed and the Company estimates that an equivalent of up to 3-5 days or approximately $7 to $10 million of sales were lost.

Gross Profit

Total gross profit increased by approximately 25.7%, or $4.3 million, from $16.6 million in Financial Second Quarter 2004 to $20.9 million in the Financial Second Quarter 2005 primarily reflecting the effect of acquisitions, higher gross margins and sales growth. Gross margin increased from 12.5% in Financial Second Quarter 2004 to 12.7% in Financial Second Quarter 2005. This increase in gross margin resulted primarily from changes in sales mix including the increased sales of higher margin imported products.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses (“S,G&A”), depreciation, amortization, and bad debt provision. Total operating expenses increased by approximately 25.0%, or $2.7 million, from $10.7 million in Financial Second Quarter 2004 to $13.4 million in Financial Second Quarter 2005. This increase resulted primarily from the effects of the acquisitions in 2004 and 2005, and the overall growth in the business. As a percent of net sales, operating expenses slightly increased from 8.1% in Financial Second Quarter 2004 to 8.2% in Financial Second Quarter 2005.

	Financial Second Quarter 2005	Financial Second Quarter 2004
	($ in thousands)
S,G&A	$12,365	$9,818
Depreciation and amortization	972	741
Bad debt provision	95	186

	$13,432	$10,745

S,G&A consists of salaries, warehousing and transportation costs and administrative expenses. S,G&A increased by approximately 25.9%, or $2.5 million, from $9.8 million in Financial Second Quarter 2004 to $12.4 million in Financial Second Quarter 2005. This increase is in line with the growth in net sales.

Depreciation and amortization increased by approximately 31.2%, or $0.3 million, from $0.7 million in Financial Second Quarter 2004 to $1.0 million in Financial Second Quarter 2005. This increase resulted primarily from the effect of acquisitions. The increase also reflected our continued investment in information technology systems upgrades and normal vehicle rotation.

Bad debt expense remained stable at approximately 0.1% of net sales.

Operating Income

Total operating income increased by approximately 26.9%, or $1.6 million, from $5.9 million in Financial Second Quarter 2004 to $7.5 million in Financial Second Quarter 2005. Operating margin increased from 4.4% for Financial Second Quarter 2004 to 4.6% for Financial Second Quarter 2005. Operating income from continuing operations increased by approximately 21.2%, or $1.2 million, from $5.9 million in Financial Second Quarter 2004 to $7.1 million in Financial Second Quarter 2005. Operating margin from continuing operations increased from 4.4% in Financial Second Quarter 2004 to 4.6% in Financial Second Quarter 2005.

Interest Expense

Total interest expense increased by approximately 43.9%, or $0.2 million, from $0.5 million in Financial Second Quarter to $0.7 million in Financial Second Quarter 2005. This increase resulted primarily from higher inventory purchased (primarily with credit) during the end of Financial Year 2004 beginning of 2005 to take advantage of lower prices related to an excise tax increase, as well as the overall growth in the business during the Financial First Half 2005.

Income Tax

The total tax charge for Financial Second Quarter 2005 was $1.3 million, or 19.0% of pre-tax profits. For Financial Second Quarter 2004, the total tax charge was $1.0 million, or 18.5% of pre-tax profits.

Statement of Liquidity and Capital Resources

During the periods under review, our primary sources of liquidity were cash flows generated from operations, credit facilities and proceeds from options exercised. Our primary uses of cash were to fund our working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The following table sets forth selected information concerning our consolidated cash flow during the periods indicated.

	Financial First Half 2005	Financial First Half 2004
	($ in thousands)
Cash flow from operating activities	17,747	9,259
Cash flow from investing activities	(1,717)	(4,453)
Cash flow from financing activities	(4,241)	(4,406)

Net cash flow from operating activities

Net cash provided by operating activities for the Financial First Half 2005 was $17.7 million as compared to $9.3 million for the Financial First Half 2004. The primary drivers for the increase were due to overall business growth and improved working capital measures. Net cash flow from working capital was an inflow of $5.4 million for the Financial First Half 2005 as compared to outflow of $0.6 million for the Financial First Half 2004. During the end of 2004 and early 2005, the Company purchased additional inventory to take advantage of lower prices prior to an excise tax increase. The reduction of these inventory levels during the Financial Half 2005 generated a $9.9 million inflow in changes in working capital.

Net cash flow from investing activities

Net cash used by investing activities for the Financial First Half 2005 was $1.7 million as compared to $4.5 million for the Financial First Half 2004. The primary drivers for the reduction were due to higher sales of fixed assets and lower amounts spent for acquisitions. During the Financial First Half 2004, the Company sold old or obsolete fixed assets from the acquired subsidiaries generating $1.3 million in cash inflows. Amounts spent for distributor acquisitions for the Financial First Half 2005 was $2.0 million as compared to $3.4 million for the Financial First Half 2004.

Net cash flow from financing activities

Net cash used by investing activities was $4.2 million for the Financial First Half 2005 and $4.4 million for the Financial First Half 2004. The primary use of cash flow from financing activities was repayment of overdraft facilities for both periods.

Our Future Liquidity and Capital Resources

Our primary uses of cash in the future will be to fund our working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. We expect to fund these requirements in the future with cash flows from our operating activities, cash on hand, and the financing arrangements described below.

Financing Arrangements

Existing Credit Facilities

As at June 30, 2005, the Company had total debt outstanding under existing credit facilities in the Polish Zloty equivalent of approximately $31.9 million. The credit facilities are available at the subsidiary level and not at the parent company level for working capital purposes only. In order to fund working capital and other liquidity requirements, we also have available non-committed credit lines with various banks and credit institutions. As of June 30, 2005, the amount of available, unutilized and uncommitted credit facilities was the Polish Zloty equivalent of approximately $45.2 million. These existing credit facilities are subject to renewal on an annual basis.

Notes

On July 25, 2005 the Company completed the issuance of €325 million 8% Senior Secured notes due 2012. The Indenture contains certain customary events of default and customary covenants, limitations and requirements with respect to indebtedness, restricted payments, dividends and other payments affecting our subsidiaries, transactions with affiliates, liens, asset sales, sale and leaseback transactions, consolidations and mergers, and the provision of financial statements and reports.

Equity Offering

On August 2, 2005, the Company entered into a purchase agreement for the private placement of 3,360,000 shares of its common stock at $34.69 per share, for gross proceeds of approximately $116,558,400. The per share price represents a 7% discount to the trailing 15-day closing average share price. The closing of the private placement is subject to the completion by CEDC of its acquisition from the Polish Treasury of 61% of the outstanding shares of Polmos Bialystok S.A., the second largest vodka producer in Poland. That acquisition, which will be completed upon obtaining Polish anti-monopoly approval, is anticipated to occur during September 2005. The CEDC shares which will be issued in the private placement are subject to customary registration rights granted to the investors for the resale of the shares.

We currently believe that the Company’s operating cash flow and available cash, together with financing arrangements described above, will be sufficient to fund our working capital needs, anticipated capital expenditure and debt service requirements for at least the next several years, although we cannot assure you that will be case.

STATEMENT ON INFLATION AND CURRENCY FLUCTUATIONS

Inflation in Poland is projected at 2.1% for 2005, compared to actual inflation of 3.5% in 2004. For the first six months of 2005, the yearly inflation was 2.9%.

The Company’s operating cash flows and substantially all of its assets are denominated in Polish Zloty. This means that the Company is exposed to translation risk both on its balance sheet and income statement. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the income statement is by the movement of the average exchange rate used to restate the income statement from Polish Zloty to U.S. Dollars. The amounts shown as exchange rate gains or losses on the face of the income statement relate only to realized gains or losses on non Polish Zloty denominated transactions.

During the six months ended June 30, 2005, the exchange rate for the Polish Zloty versus the U.S. Dollar weakened from 2.99 to 3.35 or 12.0%.

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

Goodwill and Intangibles

Following the introduction of FASB 142, acquired goodwill is no longer amortized. Instead the Company assesses the recoverability of its goodwill at least once a year or whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support the recorded goodwill. If undiscounted cash flows are not sufficient to support the goodwill, an impairment charge would be recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. No such charge has been considered necessary through the date of the accompanying financial statements. Intangibles (trademarks) are amortized over 10 years.

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

The calculation of purchase price allocation requires judgment on the part of management in determining the valuation of the assets acquired and liabilities assumed.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are conducted primarily in Poland and our functional currency is the Polish Zloty and the reporting currency is the U.S. Dollar. Our financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and receivable, inventories, bank loans, overdraft facilities and long-term debt. All of the monetary assets represented by these financial instruments are located in Poland. Consequently, they are subject to currency translation risk when reporting in U.S. Dollars.

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

Our commercial foreign exchange exposure mainly arises from the purchase of imported alcoholic beverage in currencies other than our functional currency of the Polish Zloty. Thus, accounts payable for imported beverages are billed in various currencies and we are subject to short-term changes in the currency markets for product purchases. We also operate a bonded warehouse where the inventory acquired from foreign suppliers is recorded in its source currency. Therefore, any currency movement on trade payables resulting from either a strengthening or weakening of the Polish Zloty against a foreign supplier’s currency is often compensated for by an opposite movement relating to inventories recorded in the imported currency. Because substantially all of our operations are conducted in Poland using the local currency, the impact of fluctuations in the exchange rate of the Zloty versus the U.S. Dollar on transactions using a currency different from the Zloty has been minimal.

In addition, because substantially all of our revenues are denominated in Polish Zloty, we will be exposed to foreign exchange risk by issuing and selling the Notes as described in Note 10, which are denominated in euros. If the Polish Zloty decreases in value against the currencies in which we have to make payments, we could have increased cash requirements for debt service, higher leverage levels, greater levels of risk in relation to repaying or refinancing such debt when due. We currently have not entered into hedging arrangements with respect to this risk. If we decide to enter into hedge agreements in the future, we could incur additional costs in order to hedge some or all of these risks.

The Company is exposed to interest rate fluctuations as our bank borrowings usually bear interest at variable rates based upon the Warsaw Interbank rate (WIBOR).

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

Conclusions regarding Disclosure Controls . Based upon the required evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to an agreement dated April 18, 2005, the Company issued 13,258 shares of common stock, valued at $469,466, as partial consideration for the acquisition of 100% of the outstanding capital stock of Delikates Sp. z o.o. The shares were delivered by the Company on May 24, 2005. These shares were issued pursuant to the exemption from registration provided by Regulation S under the Securities Act. The securities were issued in off-shore private placements in reliance on Regulation S to entities which are not “United States persons” as defined by Regulation S. The stock certificates for all such securities bear a legend indicating that the stock is restricted and may not be sold in the United States without registration or an exemption from such requirements. Further, the holders have agreed to a one-year lock-up period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 2, 2005. At the meeting, directors were elected and the Company’s selection of independent public auditors for the 2005 fiscal year was ratified.

The votes cast for, against and withheld for each nominee for director were as follows:

Nominees	FOR	AGAINST	WITHHOLD AUTHORITY TO VOTE

William. V Carey	15,732,960	0	58,401

David Bailey	15,721,091	0	70,270

N. Scott Fine	15,713,140	0	78,221

Tony Housh	15,720,891	0	70,470

Bobby Koch	15,716,711	0	74,650

Jan Laskowski	15,721,431	0	69,930

Richard Roberts	13,415,809	0	2,375,552

The selection of independent public auditors was ratified by a vote of 15,709,945 (94.3% of the total eligible votes) in favor and 64,251 votes (.4% of the total eligible votes) against with 17,165 votes abstaining and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit number	Exhibit description
2.11	Conditional Share Sale Agreement for Delikates Sp. z o.o. dated April 28, 2005 by and among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Barbara Jernas, Szymon Jernas, Magdalena Namysl and Karol Jaskula (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 4, 2005 and incorporated herein by reference).

2.2	Share Sale Agreement, dated June 27, 2005, by and among Rémy Cointreau S.A., Botapol Management B.V., Takirra Investment Corporation N.B., Central European Distribution Corporation and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 1, 2005 and incorporated herein by reference)

2.3	Share Purchase Agreement, dated July 11, 2005, by and among the State Treasury of the Republic of Poland, Carey Agri International-Poland Sp. z o.o. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 15, 2005 and incorporated herein by reference)

4.1	Indenture, dated July 25, 2005, by and among Central European Distribution Corporation, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o. and Miro Sp. z o.o., as Guarantors, The Bank of New York, as Trustee, Principal Paying Agent, Registrar and Transfer Agent, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2005 and incorporated herein by reference)

10.1*	Social guarantee package for the employees of Polmos Bialystok S.A.

10.2*	Loan Agreement, dated June 23, 2005, by and between Carey Agri International-Poland Sp. z o.o. and Fortis Bank Polska S.A.

10.3*	Annex to Loan Agreement, dated June 26, 2005, by and between Carey Agri International-Poland Sp. z o.o. and BRE Bank S.A.

31.1*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION (registrant)

Date: August 8, 2005	By:	/s/ William V. Carey
William V. Carey President and Chief Executive Officer

Date: August 8, 2005	By:	/s/ Chris Biedermann
Chris Biedermann Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

2.1	Conditional Share Sale Agreement for Delikates Sp. z o.o. dated April 28, 2005 by and among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Barbara Jernas, Szymon Jernas, Magdalena Namysl and Karol Jaskula (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 4, 2005 and incorporated herein by reference).

2.2	Share Sale Agreement, dated June 27, 2005, by and among Rémy Cointreau S.A., Botapol Management B.V., Takirra Investment Corporation N.B., Central European Distribution Corporation and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 1, 2005 and incorporated herein by reference)

2.3	Share Purchase Agreement, dated July 11, 2005, by and among the State Treasury of the Republic of Poland, Carey Agri International-Poland Sp. z o.o. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 15, 2005 and incorporated herein by reference)

4.1	Indenture, dated July 25, 2005, by and among Central European Distribution Corporation, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o. and Miro Sp. z o.o., as Guarantors, The Bank of New York, as Trustee, Principal Paying Agent, Registrar and Transfer Agent, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2005 and incorporated herein by reference)

10.1*	Social guarantee package for the employees of Polmos Bialystok S.A.

10.2*	Loan Agreement, dated June 23, 2005, by and between Carey Agri International-Poland Sp. z o.o. and Fortis Bank Polska S.A.

10.3*	Annex to Loan Agreement, dated June 26, 2005, by and between Carey Agri International-Poland Sp. z o.o. and BRE Bank S.A.

31.1*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	- filed herewith