Form 10-Q
period 2005-09-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2005-11-09
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock as of October 31, 2005:

Common Stock ($.01 par value)	23,721,220

PART I

FINANCIAL INFORMATION

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share information)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,973	$10,491
Accounts receivable (net of allowance for doubtful accounts of $9,352 and $10,038 respectively)	125,284	131,799
Inventories	59,339	64,372
Prepaid expenses and other current assets	11,498	10,801
Deferred income taxes	5,287	822

TOTAL CURRENT ASSETS	$222,381	$218,285
Intangible assets, net	174,028	2,543
Goodwill, net	122,874	51,370
Tangible fixed assets, net	27,424	17,387
Deferred income taxes	1,669	1,684
Restricted cash	229,639	—
Other assets	42,588	435

TOTAL ASSETS	$820,603	$291,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$85,581	$115,678
Short term bank loans and overdraft facilities	52,022	37,396
Current portion of long term debt	214	234
Current portion of obligations under capital leases	3,536	2,970
Current portion of obligations under Senior Secured Notes	—	—
Income taxes payable	494	651
Taxes other than income taxes	18,189	3,108
Other accrued liabilities	20,670	7,338

TOTAL CURRENT LIABILITIES	180,706	167,375

Long-term debt, less current maturities	1,719	1,873
Long-term obligations under capital leases	859	2,140
Long-term obligations under Senior Secured Notes	386,040	—

STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common Stock ($0.01 par value, 40,000,000 shares authorized, 20,524,745 and 16,677,045 shares issued at September 30, 2005 and December 31, 2004, respectively)	205	166
Additional paid-in-capital	185,012	55,663
Retained earnings	60,563	52,366
Accumulated other comprehensive income	5,649	12,271
Less Treasury Stock at cost (164,025 shares at September 30, 2005 and December 31, 2004)	(150)	(150)

TOTAL STOCKHOLDERS’ EQUITY	251,279	120,316

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$820,603	$291,704

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share information)

	Three Months Ended		Nine Months Ended
	September 30, 2005 (unaudited)	September 30, 2004 (unaudited)	September 30, 2005 (unaudited)	September 30, 2004 (unaudited)
Sales	$197,688	$145,831	$511,939	$389,312
Excise taxes	10,160	—	10,160	—
Net Sales	187,528	145,831	501,779	389,312
Cost of goods sold	160,186	127,525	433,849	340,605

Gross Profit	27,342	18,306	67,930	48,707

Selling, general and administrative expenses	17,807	11,676	43,825	31,825
Bad debt provision	319	223	668	474

Operating Income	9,216	6,407	23,437	16,408

Non operating income /(expense)
Interest income / (expense), net	(6,219)	(519)	(7,606)	(1,429)
Other financial income/(expense), net	(5,331)	226	(5,395)	284
Other income/(expense), net	(163)	22	(275)	77

Income before taxes	(2,497)	6,136	10,161	15,340
Income tax expense / (benefit)	(474)	1,040	1,964	2,618

Net income	$(2,023)	$5,096	$8,197	$12,722

Net income per share of common stock, basic	$(0.11)	$0.31	$0.47	$0.78

Net income per share of common stock, diluted	$(0.11)	$0.31	$0.47	$0.77

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Capital Stock				Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Profit/Loss	Total Stock- holders Equity
	Issued Shares		In Treasury Shares
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	16,677	$166	164	$(150)	$55,663	$52,366	$12,271	$120,316
Net income for the nine months ended September 30, 2005						8,197		8,197
Foreign currency translation adjustment							(6,622)	(6,622)

Comprehensive income for the nine months ended September 30, 2005								1,575
Common stock issued in connection with acquisitions	3,410	35			126,149			126,184
Common stock issued in connection with options	437	4			3,200			3,204

Balance at September 30, 2005	20,524	$205	164	$(150)	$185,012	$60,563	$5,649	$251,279

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

(in thousands)

	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$8,197	$12,722
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	3,199	2,302
Deferred income tax benefit	(713)	(157)
Bad debt provision	668	474
Foreign exchange losses	—	5

Changes in operating assets and liabilities:
Accounts receivable	20,396	10,658
Inventories	8,046	7,446
Prepayments and other current assets	365	(148)
Trade accounts payable	(28,122)	(17,325)
Income taxes and other taxes payable	(3,994)	799
Other accrued liabilities and other assets	15,160	(679)

Net Cash Provided By Operating Activities	23,202	16,097
INVESTING ACTIVITIES
Acquisition of businesses and subsidiaries, advances and other costs for acquisitions business and subsidiaries (net of cash acquired)	(178,502)	(1,402)
Changes in restricted cash	(229,639)	—
Purchase of fixed assets	(3,982)	(4,213)
Proceeds from sales of fixed assets	1,960	275

Net Cash Used in Investing Activities	(410,163)	(5,340)
FINANCING ACTIVITIES
(Repayments) / Borrowings of short-term borrowings and overdraft facilities	17,697	(7,871)
(Repayments) / Proceeds from long-term borrowings	(6)	1,518
Borrowings of Senior Secured Notes	378,541	—
Capital lease repayments	(1,705)	(1,733)
Stock options exercised	3,204	987

Net Cash (Used in) / Provided By Financing Activities	397,731	(7,099)

Effect of exchange rate changes on cash and cash equivalents	(288)	1,845
Net increase / (decrease) in cash and cash equivalents	10,482	5,503
Cash and cash equivalents at beginning of period	10,491	6,229

Cash and cash equivalents at end of period	$20,973	$11,732

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Common stock issued for acquisitions	$126,185	$673

Capital leases amounts advanced	$889	$1,933

Supplemental disclosures of cash flow information
Net interest paid/(received)	$(336)	$1,576
Income tax paid	$1,700	$3,425

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in tables expressed in thousands except per share information)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (“CEDC”), a Delaware corporation, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. Historically the Company has operated as a distributor and importer of alcoholic beverages in Poland. Recently, however, the Company expanded its strategy and has vertically integrated into production and brand ownership through the acquisition of 100% of Bols Poland in August 2005 and 66% of Polmos Bialystok in October 2005. Bols and Polmos Bialystok are leading producers and marketers of premium vodkas in Poland. Following these acquisitions the Company is one of the largest vodka producers, and the leading distributor and importer of alcoholic beverages in Poland. The Company is based in Warsaw and operates through two plants, 15 distribution centers and 87 satellite branches. Since its incorporation in September 1997, CEDC has acquired 100% of the outstanding common stock or 100% of the voting rights of its 17 distribution subsidiaries.

CEDC derives all its revenues in Poland through its various subsidiaries.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of CEDC and its subsidiaries all of which the Company wholly owns or owns 100% of the voting rights. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in Polish Zloty (PLN) in accordance with Polish statutory requirements and the Accounting Act of 29 September, 1994. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The unaudited interim financial statements should be read with reference to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

3. COMPREHENSIVE INCOME/(LOSS)

The Company’s financial statements are substantially all in Polish Zloty and gains or losses resulting from the translation of these balances into U.S. Dollars are posted to the Comprehensive Loss Account. As a result of the devaluation of the Polish Zloty against the U.S. Dollar during the nine month period ended September 30, 2005, the Company incurred a foreign currency translation loss of $6.6 million. The total of the accumulated other comprehensive loss consists solely of currency exchange adjustments. No tax benefit has been recorded.

4. INVENTORIES

Inventories are stated at the lower of cost or market. Elements of cost include materials, labor and overhead and are classified as follows:

	September 30, 2005	December 31, 2004
Raw materials and supplies	$3,382	$—
In-process inventories	57	—
Finished goods and goods for resale	55,900	64,372

Total	$59,339	$64,372

Because of the nature of the products supplied by the Company, great attention is paid to inventory rotation. Where goods are estimated to be obsolete or unmarketable they are written down to a value reflecting the net realizable value in their relevant condition.

5. ACQUISITIONS

The Company’s strategy and objectives in its acquisition policy have typically been to acquire strong regional alcohol distributors in order to build market share, and to construct a nationwide distribution network in order to attract and retain national clients and strengthen its buying leverage.

During 2005, the Company has expanded its acquisition strategy to vertically integrate into production and brand ownership by targeting and acquiring leading distilleries and their brands in Poland. Vertical integration is expected to expand margins as the Company integrates its distribution and production margins, add selling leverage to its distribution model, and tap into the growing international vodka markets with the Company’s own export brands. As a result of following this strategy, the Company has entered into two share purchase agreements as described further below and in Note 16.

The price paid by the Company in making its acquisitions is based on earnings projections of the acquired company operating under the Company’s business model.

On August 17, 2005 the Company completed a share sale agreement with Takirra Investment Corporation (“Takirra”), Rémy Cointreau S.A. (“Remy”), and Botapol Management B.V. (an indirect subsidiary of Rémy) to acquire 100% of the outstanding capital stock of Botapol Holding B.V. (“Botapol”), which itself owns 100% of the outstanding capital stock of both Bols, its principal operating subsidiary, and Hillcroft Sp. z o.o. (collectively referred to as “Bols”). Bols is a leading producer and marketer of premium vodkas and a leading importer of premium spirits and wines in Poland. The purchase price for Botapol was $270.0 million, payable in a combination of cash and shares of CEDC common stock. At closing, CEDC paid $147.9 million in cash and issued 3,382,838 shares of its common stock. Up to $5.0 million of the cash consideration may be reimbursed if the weighted average of the closing price of CEDC’s common stock exceeds $40.65 per share at any time during the period from twelve to eighteen months after the closing of the Bols Acquisition. As part of the Botapol acquisition, if the weighted average of the closing price of CEDC common stock over the four weeks immediately preceding the first anniversary of the closing date of the Botapol acquisition is below $32.59 per share, the Company will be liable to Remy and Takirra for payment of an additional amount in cash equal to the applicable price difference multiplied by 3,382,838, (the total number of shares of our common stock issued to the sellers as part of the purchase price). This will be accounted for as contingent consideration and should any additional amounts become due they will be treated as a purchase price adjustment. At the time of acquisition, Bols was exposed to certain tax penalties, for which the sellers have provided full indemnification to CEDC.

Upon closing of the acquisition the price per share for the 3,382,838 shares of common stock of CEDC was $37.01 based on the closing market price of CEDC common stock for the two days before and the two days after the acquisition announcement date (June 27, 2005). The cash consideration was financed by the release from escrow of the proceeds from the issuance of EUR 325.0 million of 8% Senior Secured Notes due 2012. Operations of Botapol are included in our income statement for the period from August 17, 2005 through September 30, 2005.

On July 11, 2005, the Company entered into a definitive share purchase agreement with the Polish Treasury Ministry to purchase 61% of the outstanding capital stock of Polmos Bialystok S.A. for a total purchase price of 1.06 billion Polish Zloty ($325.4 million based on the exchange rate as of September 30, 2005). The acquisition was subject to approvals from the Polish Anti-Monopoly Office and the Polish Securities and Stock Exchange Commission. Final permission was obtained in October 2005, and the transaction was closed on October 12, 2005 (see Note 16). Polmos Bialystok S.A.’s results will be consolidated from the acquisition date.

On August 16, 2005, the Company acquired 100% of the outstanding capital stock of Imperial, an alcohol distributor in the northeast of Poland, for a purchase price of approximately $2.3 million, of which $1.9 million was paid in cash and $0.4 million was paid in shares of common stock of the Company. Operations of Imperial are included in our income statement for the period from August 16, 2005 to September 30, 2005.

On April 28, 2005, the Company acquired 100% of the outstanding capital stock of Delikates, an alcohol distributor in central Poland, for a purchase price of approximately $2.4 million, of which $1.9 million was paid in cash and $0.5 million was paid in shares of common stock of the Company.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the Botapol and other acquisitions at the date of acquisition. The Company is in the process of completing its valuations and refining its purchase price adjustments for Botapol, which will be finalized by December 31, 2005. As such, the allocation of the purchase price is subject to further refinement.

	Botapol	Other	Total
Current assets	$46,933	$1,921	$48,854

Property, plant and equipment and other assets	13,407	234	13,641
Trademarks	172,146	101	172,247

Total assets acquired	$232,486	$2,256	$234,742

Current liabilities	$28,300	$2,092	$30,392
Long term liabilities	—	—	—
Total liabilities assumed	28,300	2,092	30,392

Net assets acquired	$204,186	$164	$204,350

Consideration given

In cash	147,974	3,974	151,948
In shares	125,193	991	126,184
Other acquisition cost	1,670	—	1,670
Goodwill	$70,651	$4,801	$75,452

Cash acquired	9,232	85	9,317

Net cash outflow	$139,676	$3,889	$143,565

The following table sets forth the unaudited pro forma results of operations of the Company for the three and nine month periods ending September 30, 2005 and September 30, 2004. The unaudited pro forma results of operations give effect to the Company’s acquisitions as if they occurred on January 1, 2004. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net sales	$211,091	$191,822	$587,205	$525,392
Net income	677	1,179	2,559	3,422
Net income per share data:
Basic earnings per share of common stock	0.04	$0.06	0.15	$0.17
Diluted earnings per share of common stock	0.04	$0.06	0.14	$0.17

6. GOODWILL

Goodwill, presented net of accumulated amortization in the consolidated balance sheets, consists of:

Acquisition Cost
Balance at December 31, 2004	$52,233
Impact of foreign exchange	(4,161)
Additional purchase price adjustments	142
Acquisition through business combinations	75,452

Balance at September 30, 2005	123,666

Cumulative Depreciation
Balance at December 31, 2004	863
Impact of foreign exchange	(71)
Impairment losses	—

Balance at September 30, 2005	792

NBV	122,874

Additional purchase price adjustments represent fair value adjustments made to the book value of entities acquired in 2004, for which updated information became available after the original acquisition date.

The Company adopted SFAS No. 142 effective January 1, 2002. Under SFAS No. 142 goodwill is no longer amortized but reviewed at the beginning of the fiscal year for impairment, or more frequently if certain indicators arise.

7. INTANGIBLE ASSETS

The major components of intangible assets are:

	September 30, 2005	December 31, 2004
Amortizable intangible assets:
Trademarks	$4,796	$4,261
Customer relationships	234	—
Less accumulated amortization	(3,148)	(1,718)

Total	$1,882	$2,543

Non-amortizable intangible assets:
Trademarks	172,146	—

Total	172,146	—

Total intangible assets	$174,028	$2,543

The increase in Trademarks results from the Botapol acquisition, the owner of the Bols and Soplica Trademarks.

Management considers the Bols and Soplica brands to have high or market-leader brand recognition within their market segments based on the length of time they have existed, the comparatively high volume sold and their general market positions relative to other products in their respective market segments. Taking the above into consideration, as well as the evidence provided by analyses of vodka products life cycles, market studies, competitive and environmental trends, Management assumes that these brands will generate cash flows for an indefinite period of time, and that the useful lives of these brands are indefinite.

8. OTHER ASSETS

The major components of other assets are:

	September 30, 2005	December 31, 2004
Fixed assets in progress	$1,780	$135
Advance payment for Polmos Bialystok acquisition	33,613	—
Deferred investment costs	7,195	300

	$42,588	$435

9. EARNINGS PER SHARE

Net income per share of common stock is calculated under the provisions of SFAS No. 128, “Earnings per Share”. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Basic:
Net income	$(2,023)	$5,096	$8,197	$12,722

Weighted average shares of common stock outstanding	18,548	16,363	17,319	16,264

Basic Earnings Per Share	$(0.11)	$0.31	$0.47	$0.78

Diluted:
Net Income	$(2,023)	$5,096	$8,197	$12,722

Weighted average shares of common stock outstanding	18,548	16,363	17,319	16,264
Net effect of diluted stock options-based on the treasury stock method	346	125	304	358
Total shares outstanding – fully diluted	18,894	16,488	17,623	16,622

Diluted Earnings Per Share	$(0.11)	$0.31	$0.47	$0.77

During the three month and nine month periods ended September 30, 2005, 89,250 and 433,875 stock options were exercised, respectively.

10. BORROWINGS

The amounts of borrowings as disclosed in the financial statements are:

	September 30, 2005	December 31, 2004
Short term bank loans and overdraft facilities for working capital	$26,424	$37,396
Distillery acquisition related short term bank loans	25,598	—

Total short term bank loans and overdraft facilities	52,022	37,396

Current portion of long term debt	214	234
Long term obligations under Senior Secured Notes	386,040	—
Other total long term debt, less current maturities	1,719	1,873

Total debt	$439,995	$39,503

Principal repayments for the followings years	September 30, 2005	December 31, 2004
2005	$51,323	$37,630
2006	214	234
2007	214	234
2008	214	234
2009 and beyond	388,030	1,171

Total	$439,995	$39,503

Senior Secured Notes -

In connection with the Botapol and Polmos Bialystok acquisition, on July 25, 2005 the Company completed the issuance of €325 million 8% Senior Secured Notes due 2012 (the “Notes”). Interest is due semi-annually on the 25th of January and July, and the Notes are guaranteed on a senior basis by certain of the Company’s subsidiaries.

The Indenture governing our Notes contains certain restrictive covenants, including covenants restricting the Company’s ability to: make certain payments, including dividends or other distributions, with respect to the share capital of the parent or its subsidiaries; incur or guarantee additional indebtedness or issue preferred stock; make certain investments; prepay or redeem subordinated debt or equity; create certain liens or enter into sale and leaseback transactions; engage in certain transactions with affiliates; sell assets or consolidate or merge with or into other companies; issue or sell share capital of certain subsidiaries; and enter into other lines of business.

The gross proceeds of the Notes, plus an additional €11.4 million, was funded into escrow pending completion of the Botapol and Polmos Bialystok acquisition. The additional amounts paid into escrow represent pre-funded interest and penalty of 101% of the principle, to be returned to the holders of the Notes if either one or both acquisitions were not consummated. On August 17, 2005, the Botapol acquisition was completed and €144.9 million was released from escrow. The remaining amount of cash in escrow was released prior to the closing of Polmos Bialystok in October 2005.

As the coupon payments are based in Euro and the primary cash inflows of the Company are in Polish Zloty, the Company has entered into a coupon swap. As of September 30, 2005, the Company had outstanding a seven year interest rate swap agreement. The swap agreements exchanged a fixed Euro based coupon of 8%, with a variable Polish Zloty coupon. The coupon amount is a function of the six month Warsaw inter-bank rate (WIBOR) applied to a notional amount of 1,274.4 million Polish Zloty.

Bank Facilities -

The Company has banking facilities with six banks which are used primarily to support the Company’s working capital requirements. These credit lines are only denominated in Polish Zloty.

In addition to the working capital facilities, the Company had two additional short term borrowings as of September 30, 2005, relating to the Polmos Bialystok and Botapol acquisitions. As part of the Notes offering, the Company was required to pre-fund into escrow an amount for accrued interest and penalty in the event that the acquisitions were not completed and the proceeds of the Notes were to be returned to the Note holders. As such the Company had additional borrowings of approximately $13.7 million, the proceeds of which were placed into the cash held in escrow.

In connection with the acquisition of Polmos Bialystok, the Company had additional short term borrowings of approximately $15.0 million used to fund a deposit payment to the Polish State Treasury. Following the completion of the acquisition in October 2005, the funds from the Notes were released from escrow and used to repay the deposit credit in full.

As of September 30, 2005, $54.9 million remained available under the Company’s overdraft facilities. These overdraft facilities are subject to renewal between April 2005 and December 2005 and the Company has not historically encountered any difficulties in successfully renegotiating them.

11. RESTRICTED CASH

As described in Note 10, as part of terms of the Notes, the Company was required to place the €325 million proceeds of the Notes, plus additional amounts, into escrow. The release of the cash in escrow was conditioned upon the completion of the Bols and Polmos Bialystok acquisitions. As of September 30, 2005, the Company had €192.1 million or approximately $229.6 million held in escrow, which funds were subsequently released in October 2005 upon the closing of the Polmos Bialystok acquisition.

12. LEASE OBLIGATIONS

In November 2000, the Company entered into a non-cancelable five-year operating lease for its main warehouse and office in Warsaw, which stipulated monthly payments of $130,000. In February 2003, the Company renegotiated this lease by signing a seven-year agreement starting on May 1, 2003, at a lower rent of $96,000 per month. In May 2000, the Company entered into a non-cancelable operating lease for its Bols office in Warsaw, which stipulated monthly payments of $18,000 for six years. In February 2004, the Company renegotiated this lease by signing a new agreement ending May 31, 2006 at a lower rent of $16,000 per month. The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of September 30, 2005:

2005	$354
2006	1,307
2007	1,227
2008	1,227
2009	1,227

Thereafter	409

$5,751

The Company also has rental agreements for all of the regional distribution offices and warehouse space. Monthly rental payments range from approximately $67 to $23,362. All of the regional office and warehouse leases can be terminated by either party with two or three months’ prior notice, depending on the lease. The retail shop leases have no stated expiration date, but can be terminated by either party with nine months’ prior notice. The Company also has rental agreements for its production subsidiary warehouse space. The main external warehouse is located in Oborniki, in the vicinity of the production plant and is mainly used for storage of POS materials, imported products and vodka sold to duty free and foreign customers. Rental payments amount to $30,000- $40,000 per month. The warehouse lease agreement can be terminated by either party with three months’ prior notice.

The Company follows a policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease at September 30, 2005, are as follows:

2005	$2,026
2006	1,928
2007	441

$4,395
Less interest	(311)

$4,084

13. DERIVATIVE INSTRUMENTS

The Company is exposed to market risk from changes in foreign currency exchange rates that could affect the Company’s results of operations and financial condition. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value.

The fair values of the Company’s derivative instruments can change with fluctuations in interest rates and/or currency rates and are expected to offset changes in the values of the underlying exposures. The Company’s derivative instruments are held to hedge economic exposures. The Company follows internal policies to manage interest rate and foreign currency risks, including limitations on derivative market-making or other speculative activities.

To qualify for hedge accounting under SFAS No. 133, the details of the hedging relationship must be formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risk that is being hedged, the derivative instrument, how effectiveness is being assessed and how ineffectiveness will be measured. The derivative must be highly effective in offsetting either changes in the fair value or cash flows, as appropriate, of the risk being hedged.

Effectiveness is evaluated on a retrospective and prospective basis based on quantitative measures. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively. The Company discontinues hedge accounting prospectively when (1) the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets, liabilities and firm commitments. The Company records changes in fair value of derivative instruments which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items.

The Company is exposed to fluctuations in foreign currency cash flows in connection with the Euro denominated Notes. In order to match the cash outflows on the coupon payments related to the obligation with the cash inflows of the Company, denominated primarily in Polish Zloty, the Company has entered into a coupon swap arrangement. As of September 30, 2005, the Company had a seven year interest rate swap agreement outstanding. The swap agreements exchanged a fixed Euro based coupon of 8% with a variable Polish Zloty coupon. The coupon amount is a function of the six month Warsaw inter-bank rate (WIBOR) applied to a notional amount of 1,274.4 million Polish Zloty. During the three months period ended September 30, 2005, a loss of $8.1 million has been recorded as part other financial income (expense), net to reflect the mark to market valuation of the swap. In addition during the three month period ended September 30, 2005 a loss of $4.2 million has been recorded as part of other financial income/(expense), net, to reflect a closed hedge entered into for economic purposes, related to acquisition of Polmos Bialystok.

14. INCOME TAXES

Total income tax expense varies from expected income tax expense computed at enacted Polish statutory rates (19% in 2004 and 2005) as follows:

	Three Months Ended		Nine Months Ended
	September 30 2005	September 30 2004	September 30 2005	September 30 2004
Tax at Polish statutory rate	$(474)	$1,166	$1,964	$2,914
Tax rate differences	—	(136)	—	(309)
Permanent differences	—	10	—	13

Total income tax expense	$(474)	$1,040	$1,964	$2,618

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

15. STOCK OPTION PLANS AND WARRANTS

The Company has elected to follow APB 25. Under APB 25, no compensation expense is recognized when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

The Company’s 1997 Stock Incentive Plan (the “Incentive Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, executives, and other employees (“employees”) of the Company and to non-employee service providers of the Company. The Incentive Plan authorizes, and the Company has reserved for future issuance, up to 1,323,713 shares of Company common stock (subject to an anti-dilution adjustment in the event of a stock-split, recapitalization, or similar transaction). The Compensation Committee of the Board of Directors of the Company administers the Incentive Plan.

Employee options to purchase a total of 433,875 shares were exercised during the first nine months of 2005.

The option exercise price for stock options granted under the Incentive Plan may not be less than fair market value but in some cases may be in excess of the market price of the Company’s common stock on the date of grant. The Company sets the stock option exercise price based on the closing price of the Company’s common stock on the day before the date of grant if such price is not materially different than the opening price of the Company’s common stock on the date of grant. Accordingly, there is no compensation expense recorded for options granted under the Incentive Plan to employees. Stock options may be exercised up to 10 years after the date of grant except as otherwise provided in the particular stock option agreement. Payment for the shares purchased under the Incentive Plan must be in cash, which must be received by the Company prior to any shares being issued.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.00% in 2005 and 1.90% in 2004, dividend yields of 0.0% in both 2005 and 2004; volatility factors of the expected market price of the Company’s common stock of 1.15 in 2005 and 1.25 in 2004; and a weighted-average expected life of the option of 3.4 years in both 2005 and 2004.

The Black-Scholes option valuation method was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics different from those of traded options, and because changes in the subjective input assumptions can affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Three Months Ended		Nine Months Ended
	September 30 2005	September 30 2004	September 30 2005	September 30 2004
Net income as reported	$(2,023)	$5,096	$8,197	$12,722
Pro forma net income	$(2,391)	$4,832	$7,154	$12,161

Pro forma earnings per share:
Basic	$(0.13)	$0.29	$0.41	$0.75
Diluted	$(0.13)	$0.29	$0.41	$0.73

16. SUBSEQUENT EVENTS

On October 12, 2005 the Company completed the acquisition of 61% of the capital stock of Polmos Bialystok S.A from the Polish State Treasury, for a cash purchase price of 1.06 billion Polish Zloty ($328.2 million based upon the exchange rate on October 12, 2005). The acquisition was funded through the sale of 3,360,000 shares of Company common stock to investors in a private placement (discussed below) and the proceeds remaining from the issuance of its €325 million 8% Senior Secured Notes due 2012, which the Company closed at the end of July 2005.

In addition to the shares obtained from the Polish State Treasury, in October 2005 the Company purchased additional shares of Polmos Bialystok on the open market. Currently, the Company owns 66% of Polmos Bialystok’s outstanding capital stock.

On October 7, 2005, the Company closed the private placement of 3,360,000 shares of its common stock at $34.69 per share, for gross proceeds of approximately $116.6 million. The per-share price represented a 7% discount to the trailing 15-day closing average share price. The private placement was closed after the completion of the Company’s acquisition from the Polish Treasury of 61% of the outstanding shares of Polmos Bialystok S.A. The shares of Company common stock issued in the private placement are subject to customary registration rights granted to the investors for the resale of the shares.

17. COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

As part of the Botapol acquisition, if the weighted average of the closing price of the Company’s common stock over the four weeks immediately preceding the first anniversary of the closing date of the Botapol acquisition is below $32.59 per share, the Company will be liable to Remy and Takirra for payment of an additional amount in cash equal the shortfall multiplied by 3,382,838, (the total number of shares of Company common stock issued to the sellers as part of the purchase price).

As part of the Polmos Bialystok acquisition, the Company signed the Social Guarantees Package with Trade Union Organizations. Under this agreement, the Company is obligated to pay to Polmos Bialystok employees a Privatization Bonus in an amount equal to ten months of gross wages. In addition, as part of the Share Purchase Agreement, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish Zloty (approximately $23 million based on the then-current exchange rate) during the five years after the acquisition was consummated.

18. RELATED PARTY TRANSACTION

In January 2005, the Company entered into a rental agreement for a facility located in northern Poland, which is 33% owned by the Company’s Chief Operating Officer. The monthly rent to be paid by the Company for this location is approximately $18,000 per month and relates to facilities to be shared by two subsidiaries of the Company.

During the third quarter of 2005, the Company made sales to a restaurant which is partially owned by the Chief Executive Officer of the Company. All sales were made on normal commercial terms, and total sales for the nine months ended September 30, 2005 were approximately $53,108.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.

This report contains forward-looking statements, which provide our current expectations or forecasts of future events. These forward-looking statements may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth, liquidity, prospects, strategies and the industry in which we, Bols, and Polmos Bialystok operate, as well as the completion of the acquisition of Polmos Bialystok and the effect of such acquisition on us;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	statements about integration of our acquisitions;

•	information about the Polish regulations on our business;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our, Bols’ or Polmos Bialystok’s actual results of operations, financial condition and liquidity, the development of the industry in which we, Bols or Polmos Bialystok operate, and the effect of the acquisition on us may differ materially from those anticipated in or suggested by the forward-looking statements contained in this report. In addition, even if our, Bols’ or Polmos Bialystok’s results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

We urge you to read and carefully consider the items of the other reports that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect our future performance and the industry in which we operate, including the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the risk factors described in our Current Report on Form 8-K furnished to the SEC on July 5, 2005, and the risk factors described in our Current Report on Form 8-K furnished to the SEC on October 17, 2005. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur.

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

Significant Factors Affecting Our Results of Operations

As a distributor, producer and importer of alcoholic beverages in Poland, our results of operations can be significantly affected by the overall economic trends of Poland, as well as changes in consumer preferences, consumer spending, tax rates and consumer confidence, each of which impacts our volume of sales and the prices of our products. Over the past three years, we have succeeded in increasing our consolidated revenues. This resulted primarily from our acquisitions of distributors. In addition to the acquisitions, our results of operations were affected by the translation effects of fluctuations in the exchange rate of the Polish Zloty versus the U.S. Dollar because our functional currency is the Polish Zloty but our reporting currency is the U.S. Dollar during the periods covered.

Effect of Acquisitions of Distributors

As part of our strategy to increase distribution capacity we acquire existing distributors, particularly in regions where we do not have a leading position. The distributors we acquire are primarily involved in the vodka distribution business and are among the leading distributors in their regions. Over the past nine years, we have acquired 16 distributors throughout Poland. Typically, we purchase these distributors with cash and shares of our common stock. These acquisitions have had a positive impact on the results of the Company by increasing our net sales and operating profit. The following table sets forth our acquisitions of distributors for the periods covered in this analysis.

Name of acquired distributors and dates of acquisition (since January 1, 2004):

Saol Sp. z o.o.	May 21, 2004
Miro Sp. z o.o.	September 6, 2004
Polnis Sp. z o.o.	October 11, 2004
Delikates Sp. z o.o.	April 28, 2005
Imperial Sp. z o.o.	August 16, 2005

Effect of Acquisitions of Production Subsidiaries

During 2005, the Company has expanded its acquisition strategy to vertically integrate into the production of alcoholic beverages by targeting leading distilleries with the leading premium and mainstream brands in Poland. Vertical integration is expected to expand margins as the Company integrates its distribution and production margins, add selling leverage to its distribution model and tap into the growing international vodka markets with the Company’s own export brands.

On August 17, 2005 the Company completed a share sale agreement with Takirra Investment Corporation, Rémy Cointreau S.A. (“Remy”), and Botapol Management B.V. (an indirect subsidiary of Rémy) to acquire 100% of the outstanding capital stock of Botapol Holding B.V. (“Botapol”), which itself owns 100% of the outstanding capital stock of both Bols, its principal operating subsidiary, and Hillcroft Sp. z o.o. (collectively referred to as “Bols”). Bols is a leading producer and marketer of premium vodkas and a leading importer of premium spirits and wines in Poland.

On October 12, 2005 the Company acquired 61% of the capital stock of Polmos Bialystok S.A., one of the leading producers of vodka in Poland. In addition, the Company purchased 5% of the capital stock of Polmos Bialystok in the open market. As of October 12, 2005, the Company owned 66% of Polmos Bialystok’s outstanding capital.

The acquisition and integration of these businesses into our operations have had a significant effect on our results of operations. As discussed below, these acquisitions have increased our net sales, costs of goods sold and operating expense.

Effect of Exchange Rate and Interest Rate Fluctuations

As a result of the issuance of the Company’s €325 million Senior Secured Notes due 2012 (the “Notes”), we are exposed to foreign exchange risk. Movements in the EUR-Polish Zloty exchange rate will require us to revalue our liability on the Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. In order to manage the cash flow impact of foreign exchange changes, the Company has entered into a coupon swap. As of September 30, 2005, the Company had outstanding a seven year interest rate swap agreement. The swap agreement exchanged a fixed Euro based coupon of 8%, with a variable Polish Zloty coupon. The coupon amount is a function of the six month Warsaw inter-bank rate (WIBOR) applied to a notional amount of 1,274.4 million Polish Zloty. As a result of this, movements in the underlying WIBOR rates will impact the results of our operations.

Because the Company’s functional currency is the Polish Zloty but its reporting currency is the U.S. Dollar, the translation effects of fluctuations in the exchange rate have impacted the Company’s financial condition and results of operations and have affected the comparability of our results between financial periods. Using period end National Bank of Poland exchange rates, which were used to translate the period end balance sheets, the exchange rate for the Polish Zloty of September 30, 2005 was 3.26 Polish Zloty per U.S. Dollar, compared to 3.56 Polish Zloty per U.S. Dollar at September 30, 2004.

Effects of the Botapol Acquisition and the Polmos Bialystok Acquisition

The acquisitions of the two most profitable vodka distilleries in Poland, Bols and Bialystok, will have different requirements of management expertise as compared to our current distribution business, including, but not limited to:

•	The management of trademark and marketing issues surrounding brand ownership.

•	The management of worldwide export agreements.

•	The management of technical aspects of production.

•	The management of synergies to complement production and distribution businesses, including aspects of human resource integration.

Overview

Following acquisitions of the Bols and Bialystok vodka distilleries in Poland, the Company is one of the largest vodka producers by value in Poland and the leading distributor by volume and a leading importer by value of alcoholic beverages in Poland. The Company operates the largest nationwide next-day alcoholic beverage delivery service with distribution centers and satellite branches located throughout Poland. The Company distributes over 700 brands of alcoholic beverages consisting of a wide range of alcoholic products. In addition to importing and distributing alcoholic beverages, the Company is the exclusive importer and distributor for certain non-alcoholic products in Poland.

Results of Operations:

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Nine Months Ended September 30,
	2005 (unaudited)	2004 (unaudited)
Gross Sales	$511,939	$389,312
Excise taxes	10,160	—
Net Sales	501,779	389,312
Cost of goods sold	433,849	340,605

Gross Profit	67,930	48,707

Selling, general and administrative expenses	43,825	31,825
Bad debt provision	668	474

Operating Income	23,437	16,408

Non operating income /(expense)
Interest income / (expense), net	(7,606)	(1,429)
Other financial income / (expense), net	(5,395)	284
Other income / (expense), net	(275)	77

Income before taxes	10,161	15,340
Income tax expense	1,964	2,618

Net income	$8,197	$12,722

Net income per share of common stock, basic	$0.47	$0.78

Net income per share of common stock, diluted	$0.47	$0.77

Net Sales

Net sales represent total sales net of all customer rebates, excise tax and value added tax. Total net sales increased by approximately 28.9%, or $112.5 million, from $389.3 million for the nine months ended September 30, 2004 to $501.8 million for the nine months ended September 30, 2005. This increase in sales is split as follows:

Net sales for nine months ended September 30, 2004	$389,312
Increase from acquisitions	56,890
Existing business sales growth	55,577

Net sales for nine months ended September 30, 2005	$501,779

The sales growth is driven by the following:

•	Acquisitions of distributors and Botapol which provided an additional $56.9 of sales for the nine months ended September 30, 2005.

•	Increased sales of imported products. Growth of imports, increased by approximately 22.8%, or $4.4 million, from $19.1 million for the nine months ended September 30, 2004 to $23.5 million for the nine months ended September 30, 2005. This increase resulted primarily from Poland’s accession to the European Union on May 1, 2004, which eliminated customs duty for products imported from other European Union countries. This elimination of customs duty reduced the price of the imported products making them more affordable to Polish consumers and thus increasing net sales.

•	Increases in sales at existing outlets and sales at new outlets.

•	The strength of the Polish Zloty versus the U.S. Dollar for the nine months ended September 30, 2005 as compared to the strength of the Polish Zloty versus the U.S. Dollar for the nine months ended September 30, 2004. Based upon average exchange rates for the nine months ended September 30, 2005 and 2004, the Polish Zloty appreciated by approximately 13%.

Sales of high margin import products is one of the key strategies of the Company. Sales of exclusive imported beers, spirits and wines for the nine months ended September 30, 2004 and 2005 are highlighted below on a pro forma basis. This table includes the sales of imports from the Bols Poland business for the full nine months ended September 30, 2004 and 2005, on a pro-forma basis and is intended to provide and indication of the growth of imports including the Botapol acquisition. The below numbers do not reflect the actual change in sales of CEDC imports as reported for the nine months ending September 30, 2004 and 2005.

Nine Months Ended September 30, (Sales in $000’s)	2005	2004	%
Imported Beers	4,816	4,765	1.1
Imported Spirits	14,705	10,763	36.6
Imported Wines	18,481	14,406	28.3

Total Imported Product	38,002	29,934	27.0

Gross Profit

Total gross profit increased by approximately 39.4%, or $19.2 million, to $67.9 million for the nine months ended September 30, 2005, from $48.7 million for the nine months ended September 30, 2004, reflecting the effect of the acquisition of Botapol and sales growth in the nine months ended September 30, 2005. Gross margin increased from 12.5% of net sales for the nine months ended September 30, 2004 to 13.5% of net sales for the nine months ended September 30, 2005. This increase in gross margin resulted from the acquisition of Botapol as well as changes in sales mix, including growth in the sales of imported products. Gross margins on products produced by the Company are higher than gross margins on products supplied by third-party producers.

Operating Expenses

Operating expenses consist of selling, general, administrative, and advertising expenses (“S,G&A”), non-production depreciation and amortization, and bad debt provision. Total operating expenses increased by approximately 37.8%, or $12.2 million, from $32.3 million for the nine months ended September 30, 2004 to $44.5 million for the nine months ended September 30, 2005. Approximately $6.9 million of this increase resulted primarily from the effects of the acquisitions in 2004 and 2005 and the remainder of the increase resulted primarily from the growth of the business. The table below sets forth the items of operating expenses.

Nine Months Ended September 30,	2005	2004
	($ in thousands)
S,G&A	$40,746	$29,523
Depreciation and amortization	3,079	2,302
Bad debt provision	668	474

	$44,493	$32,299

S,G&A consists of salaries, warehousing and transportation costs and administrative and advertising expenses. S,G&A increased by approximately 38.0%, or $11.2 million, from $29.5 million for the nine months ended September 30, 2004 to $40.7 million for the nine months ended September 30, 2005. Approximately $6.7 million of this increase resulted primarily from the effects of the acquisitions in 2004 and 2005 and the remainder of the increase resulted primarily from the growth of the business. As a percent of sales, S,G&A has increased from 7.6% of net sales in the nine months ended September 30, 2004 to 8.1% of net sales in the nine months ended September 30, 2005 primarily due to the acquisition of Botapol as production companies run a higher S,G&A as a percent of sales than distribution companies.

Depreciation and amortization increased by approximately 34.8%, or $0.8 million, from $2.3 million for the nine months ended September 30, 2004 to $3.1 million for the nine months ended September 30, 2005. This increase resulted primarily from the effect of acquisitions. The increase also reflected our continued investment in information technology systems upgrades and normal vehicle rotation.

Bad debt expense remained stable at approximately 0.1% of net sales.

Operating Income

Total operating income increased by approximately 42.8%, or $7.0 million, from $16.4 million for the nine months ended September 30, 2004 to $23.4 million for the nine months ended September 30, 2005. Operating margin increased from 4.2% of net sales for the nine months ended September 30, 2004 to 4.7% of net sales for the nine months ended September 30, 2005. The increase in operating margin is due primarily to the higher gross profit margin as described above.

Interest and Other Financial Expenses

Total interest expense increased by approximately 442.9%, or $6.2 million, from $1.4 million for the nine months ended September 30, 2004 to $7.6 million for the nine months ended September 30, 2005. This increase resulted primarily from interest and amortization of financial cost of €325 million of Senior Secured Notes issued in July 2005 to finance the Botapol and Polmos Bialystok acquisitions (see Note 5 and Note 10 to the Consolidated Financial Statements). In addition the Company had additional short-term borrowings used to finance the deposit payment in connection with the Polmos Bialystok acquisition as well as pre-fund interest and penalty into the escrow account as required by the terms of the Notes (see Note 10 to the Consolidated Financial Statements).

Interest expense on the notes began to accrue as of July 25, 2005 although the proceeds were not used until August 2005, for the Botapol closing, and October 2005, for the Polmos Bialystok closing. The timings of the acquisition closings were impacted by delays in the receipt of approval of the acquisitions from the Polish anti-monopoly office.

Other financial expenses relate primarily to the impact of movements in exchange rates and the cost of hedges. For the nine months ended September 30, 2005, these costs include $1.6 million of exchange rate losses incurred during the closing of the Botapol acquisition. In expectation of volatility in exchange rates associated with the Presidential and Parliamentary elections in Poland during the later half of September and early October 2005, the Company purchased options to hedge valuation movements in the cash held in escrow and notes payable. For the nine months ended September 30, 2005 the Company recognized a net cost of $4.7 million, relating to costs of the hedges and revaluation of acquisition related financing.

Results of Operations:

Third Quarter Fiscal 2005 Compared to Third Quarter Fiscal 2004

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Three Months Ended
	September 30, 2005 (unaudited)	September 30, 2004 (unaudited)
Gross Sales	$197,688	$145,831
Excise taxes	10,160	—
Net Sales	187,528	145,831
Cost of goods sold	160,186	127,525

Gross Profit	27,342	18,306

	Three Months Ended
	September 30, 2005 (unaudited)	September 30, 2004 (unaudited)
Selling, general and administrative expenses	17,807	11,676
Bad debt provision	319	223

Operating Income	9,216	6,407

Non operating income/(expense)
Interest income/(expense), net	(6,219)	(519)
Other financial income/(expense), net	(5,331)	226
Other income/(expense), net	(163)	22

Income before taxes	(2,497)	6,136
Income tax expense / (benefit)	(474)	1,040

Net income	$(2,023)	$5,096

Net income per share of common stock, basic	$(0.11)	$0.31

Net income per share of common stock, diluted	$(0.11)	$0.31

Net Sales

Net sales represent total sales net of all customer rebates, excise tax and value added tax. Total net sales increased by approximately 28.6%, or $41.7 million, from $145.8 million in the three months ended September 30, 2004 to $187.5 million in the three months ended September 30, 2005.

This increase in sales is split as follows:

Net sales for the three months ended September 30, 2004	$145,831
Increase from acquisitions	26,232
Existing business sales growth	15,465

Net sales for the three months ended September 30, 2005	$187,528

The sales growth is driven by the following:

•	Acquisitions of distributors and Botapol which provided an additional $26.2 of sales for the three months ended September 30, 2005.

•	Increased sales of imported products. Growth of imports increased by approximately 11.3%, or $0.8 million, from $7.1 million for the three months ended September 30, 2004 to $7.9 million for the three months ended September 30, 2005. This increase resulted primarily from the continuation of the consumption trends that began with the elimination of customs duties following Poland’s accession to the European Union on May 1, 2004. The elimination of customs duties made imported products more affordable and began a consumer trend of increased consumption of imported products.

•	Increases in sales from existing outlets and sales from new outlets.

•	The strength of the Polish Zloty versus the U.S. Dollar in the three months ended September 30, 2005 as compared to the strength of the Polish Zloty versus the U.S. Dollar in the three months ended September 30, 2004. Based upon average exchange rates for the three months ended September 30, 2005 and 2004, the Polish Zloty appreciated by approximately 8%.

Sales of high margin import products is one of the key strategies of the Company. Sales of exclusive imported beers, spirits and wines for the three months ended September 30, 2004 and 2005 are highlighted below on a pro forma basis. This table includes the sales of imports from the Bols Poland business for the full three months ended September 30, 2004 and 2005, on a pro-forma basis and is intended to provide and indication of the growth of imports including the Botapol acquisition. The below numbers do not reflect the actual change in sales of CEDC imports as reported for the three months ending September 30, 2004 and 2005.

Three months ended to September 30, (Sales in $000’s)	2005	2004	%
Imported Beers	1,309	1,592	(17.8)
Imported Spirits	5,527	4,487	23.2
Imported Wines	6,253	5,228	19.6

Total Imported Product	13,089	11,307	15.8

Gross Profit

Total gross profit increased by approximately 49.2%, or $9.0 million, from $18.3 million in the three months ended September 30, 2004 to $27.3 million in the three months ended September 30, 2005, primarily due to the effect of the acquisitions of Botapol and sales growth. Gross margin increased from 12.6% of net sales in the three months ended September 30, 2004 to 14.6% of net sales in the three months ended September 30, 2005. This increase in gross margin resulted from the acquisition of Botapol as well as changes in sales mix, including growth in the sales of imported products. Gross margins on products produced by the Company are higher than gross margins on products sold from third party producers.

Operating Expenses

Operating expenses consist of S,G&A, non-production depreciation and amortization and bad debt provision. Total operating expenses increased by approximately 52.1%, or $6.2 million, from $11.9 million in the three months ended September 30, 2004 to $18.1 million in the three months ended September 30, 2005. Approximately $4.8 million of this increase resulted primarily from the effects of the acquisitions in 2004 and 2005 and the remainder of the increase resulted primarily from the growth of the business.

Three Months Ended September 30,	2005	2004
	($ in thousands)
S,G&A	$16,712	$10,821
Depreciation and amortization	1,095	855
Bad debt provision	319	223

	$18,126	$11,899

S,G&A increased by approximately 54.6%, or $5.9 million, from $10.8 million in the three months ended September 30, 2004 to $16.7 million in the three months ended September 30, 2005. Approximately $4.6 million of this increase resulted primarily from the effects of the acquisitions in 2004 and 2005 and the remainder of the increase resulted primarily from the growth of the business. As a percent of sales, S,G&A has increased from 7.4% of net sales in the three months ended September 30, 2004 to 8.9% of net sales in the three months ended September 30, 2005 primarily due to the acquisition of Botapol, as production companies run a higher S,G&A as a percent of sales than distribution companies.

Depreciation and amortization increased by approximately 22.2%, or $0.2 million, from $0.9 million in the three months ended September 30, 2004 to $1.1 million in the three months ended September 30, 2005. This increase resulted primarily from the effect of acquisitions. The increase also reflected our continued investment in information technology systems upgrades and normal vehicle rotation.

Bad debt expense remained stable at approximately 0.17% of net sales.

Operating Income

Total operating income increased by approximately 43.7%, or $2.8 million, from $6.4 million in the three months ended September 30, 2004 to $9.2 million in the three months ended September 30, 2005. Operating margin increased from 4.4% of net sales for the three months ended September 30, 2004 to 4.9% of net sales for the three months ended September 30, 2005. The increase in operating margin is due primarily to the higher gross profit margin as described above.

Interest and Other Financial Expenses

Total interest expense increased by approximately 1140.0%, or $5.7 million, from $0.5 million in the three months ended September 30, 2004 to $6.2 million in the three months ended September 30, 2005. This increase resulted primarily from interest and amortization of financial cost of the Notes (see Note 5 and Note 10 to the Consolidated Financial Statements). In addition the Company had additional short term borrowings used to finance the deposit payment in connection with the Polmos Bialystok acquisition as well as pre-fund interest and penalty into the escrow account as required by the terms of the Notes (see Note 10 to the Consolidated Financial Statements).

Interest expense on the notes began to accrue as of July 25, 2005 although the proceeds were not used until August 2005, for the Botapol closing and October 2005, for the Polmos Bialystok closing. The timing of the closings of each of the acquisitions was impacted by delays in the receipt of approval of the acquisitions from the Polish anti-monopoly office.

Other financial expenses relate primarily to the impact of movements in exchange rates and the cost of hedges. For the three months ended September 30, 2005, these costs include $1.6 million of exchange rate losses incurred during the closing of the Botapol acquisition. In expectation of volatility in exchange rates associated with the Presidential and Parliamentary elections in Poland during the later half of September and early October 2005, the Company purchased options to hedge valuation movements in the cash held in escrow and notes payable. For the three months ended September 30, 2005, the Company recognized a net cost of $4.7 million, relating to costs of the hedges and revaluation of acquisition related financing.

Statement of Liquidity and Capital Resources

During the periods under review, the Company’s primary sources of liquidity were cash flows generated from operations, credit facilities, the issuance of the Notes and proceeds from options exercised. The Company’s primary uses of cash were to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The following table sets forth selected information concerning the Company’s consolidated cash flow during the periods indicated.

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
	($ in thousands)
Cash flow from operating activities	23,202	16,097
Cash flow from investing activities	(410,163)	(5,340)
Cash flow from financing activities	397,731	(7,099)

Net cash flow from operating activities

Net cash provided by operating activities for the nine months ended September 30, 2005 was $23.2 million as compared to $16.1 million for the nine months ended September 30, 2004. The primary drivers for the increase were overall business growth and extension of payment terms through improved supplier management. Working capital movements contributed $19.7 million of cash inflows for the nine months ended September 30, 2005 as compared to $0.8 million of cash inflows for the nine months ended September 30, 2004. Included in the working capital movements for the nine months ended September 30, 2005 is $15.2 million of cash inflows from other accrued liabilities and assets. These amounts include accruals for non-cash expenses, primarily interest on the Notes and the mark to market on the Company’s coupon swap hedge.

Net cash flow from investing activities

Net cash used by investing activities for the nine months ended September 30, 2005 was $410.2 million as compared to $5.3 million for the nine months ended September 30, 2004. The primary drivers for the increase were the Botapol acquisition that took place in August 2005 for $147.9 million an increase in restricted cash related to funds in escrow of $229.6 million and deposit paid for the Polmos Bialystok acquisition of $30 million. Moreover, during the nine months ended September 30, 2004, the Company sold old or obsolete fixed assets from the acquired subsidiaries generating $2.0 million in cash inflows. Amounts spent on acquisitions during the nine months ended September 30, 2004 was $1.4 million.

Net cash flow from financing activities

Net cash provided by financing activities was $397.7 million for the nine months ended September 30, 2005 as compared to $7.1 million in cash used in financing activities for the nine months ended September 30, 2004. The cash inflow from financing activities during the nine months ended September 30, 2005 resulted primarily from the issuance of the Notes, which the Company closed at the end of July 2005.

The Company’s Future Liquidity and Capital Resources

The Company’s primary uses of cash in the future will be to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The Company expects to fund these requirements in the future with cash flows from its operating activities, cash on hand, and the financing arrangements described below.

Financing Arrangements

Existing Credit Facilities

As at September 30, 2005, the Company had total debt outstanding under existing credit facilities in the Polish Zloty equivalent of approximately $52.0 million. The credit facilities are available at the subsidiary level and not at the parent company level for working capital purposes only. In order to fund working capital and other liquidity requirements, the Company also has available non-committed credit lines with various banks and credit institutions. As of September 30, 2005, the amount of available, unutilized and uncommitted credit facilities was the Polish Zloty equivalent of approximately $54.9 million. These existing credit facilities are subject to renewal on an annual basis.

Notes

On July 25, 2005 the Company completed the issuance of €325 million 8% Senior Secured Notes due 2012. The Indenture governing the Notes contains certain restrictive covenants, including covenants restricting the Company’s ability to: make certain payments, including dividends or other distributions, with respect to the share capital of the parent or its subsidiaries; incur or guarantee additional indebtedness or issue preferred stock; make certain investments; prepay or redeem subordinated debt or equity; create certain liens or enter into sale and leaseback transactions; engage in certain transactions with affiliates; sell assets or consolidate or merge with or into other companies; issue or sell share capital of certain subsidiaries; and enter into other lines of business.

Equity Offering

On October 7, 2005, the Company closed the private placement of 3,360,000 shares of its common stock at $34.69 per share, for gross proceeds of approximately $116,558,400. The per-share price represents a 7% discount to the trailing 15-day closing average share price. The closing of the private placement was subject to the completion of the Company’s acquisition of 61% of the outstanding shares of Polmos Bialystok S.A., the second largest vodka producer in Poland from the Polish Treasury. The shares of Company common stock which were issued in the private placement are subject to customary registration rights granted to the investors for the resale of the shares.

We currently believe that the Company’s operating cash flow and available cash, together with the financing arrangements described above, will be sufficient to fund our working capital needs, anticipated capital expenditure and debt service requirements for at least the next several years.

STATEMENT ON INFLATION AND FOREIGN CURRENCY MOVEMENTS

Inflation in Poland is projected at 2.1% for 2005, compared to actual inflation of 3.5% in 2004. For the nine months ended September 30, 2005, the yearly inflation was 2.5%.

The Company’s operating cash flows and substantially all of its assets are denominated in Polish Zloty. This means that the Company is exposed to translation risk both on its balance sheet and income statement. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the income statement is by the movement of the average exchange rate used to restate the income statement from Polish Zloty to U.S. Dollars. The amounts shown as exchange rate gains or losses on the face of the income statement relate only to realized gains or losses on non-Polish Zloty denominated transactions.

As a result of the issuance of the Notes, dominated in Euro, the Company is exposed to foreign exchange risk. Movements in the Euro-Polish Zloty exchange rate will require the Company to revalue its liability on the Notes accordingly, the impact of which will be reflected in the results of its operations. In order to manage the cash flow impact of foreign exchange changes, the Company has entered into a coupon swap. As of September 30, 2005, the Company had outstanding a seven year interest rate swap agreement. The swap agreements exchanged a fixed Euro based coupon of 8%, with a variable Polish Zloty coupon. The coupon amount is a function of the six month Warsaw inter-bank rate (WIBOR) applied to a notional amount of 1,274.4 million PLN. As a result of this, movements in the underlying WIBOR rates will impact the results of the Company’s operations.

During the nine months ended September 30, 2005, the exchange rate for the Polish Zloty versus the U.S. Dollar weakened from 2.99 to 3.26, or 9.0%.

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

Goodwill and Intangibles

Following the introduction of SFAS 142, acquired goodwill is no longer amortized. Instead the Company assesses the recoverability of its goodwill at least once a year or whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support the recorded goodwill. If undiscounted cash flows are not sufficient to support the goodwill, an impairment charge would be recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. No such charge has been considered necessary through the date of the accompanying financial statements. Intangibles are amortized over their effective useful life.

The calculation of the impairment charge for goodwill requires use of estimates. Factoring in a deviation of 10% for estimated gross profit of the acquired entities, or the discount rate as compared to management’s estimate, there would still be no need for an impairment charge of goodwill.

Purchase Price Allocation

We account for our acquisitions under the purchase method of accounting in accordance with SFAS 141, Business Combinations, and allocate the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The determination of the values of the assets acquired and liabilities assumed, as well as associated asset useful lives, requires management to make estimates.

The calculation of purchase price allocation requires judgment on the part of management in determining the valuation of the assets acquired and liabilities assumed.

Derivative Instruments

The Company is exposed to market risk from changes in foreign currency exchange rates that could affect the Company’s results of operations and financial condition. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value.

The fair values of the Company’s derivative instruments can change with fluctuations in interest rates and/or currency rates and are expected to offset changes in the values of the underlying exposures. The Company’s derivative instruments are held to hedge economic exposures. The Company follows internal policies to manage interest rate and foreign currency risks, including limitations on derivative market-making or other speculative activities.

Recently Issued Accounting Pronouncements

In December 2004, FASB issued SFAS 123(R), Share Based Payments, a revision of the prior SFAS Statement No. 123, Accounting for Stock Based Compensation. This statement requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The statement offers a number of possibilities for implementation. The SEC has provided an extension to allow implementation during the first quarter of 2006. The Company has elected to implement the modified prospective application, which will require the Company to begin to recognize the impact of the change in January 2006 and will not require restatement of any prior periods. The potential impact during 2006 is approximately $850,000, based upon current market conditions. Management is still in process of evaluating what forms of compensation may be introduced in future periods in lieu of the existing option program.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and, accordingly, is required to be adopted by the Company on January 1, 2006. The Company does not expect that the adoption of SFAS 154 will have a material impact on its consolidated results of operations and financial position.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operations are conducted primarily in Poland and its functional currency is the Polish Zloty and the reporting currency is the U.S. Dollar. The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, inventories, bank loans, overdraft facilities and long-term debt. All of the monetary assets represented by these financial instruments are located in Poland. Consequently, they are subject to currency translation risk when reporting in U.S. Dollars.

If the U.S. Dollar increases in value against the Polish Zloty, the value in U.S. Dollars of assets, liabilities, revenues and expenses originally recorded in Polish Zloty will decrease. Conversely, if the U.S. Dollar decreases in value against the Polish Zloty, the value in U.S. dollars of assets, liabilities, revenues and expenses originally recorded in Polish Zloty will increase. Thus, increases and decreases in the value of the U.S. Dollar can have an impact on the value in U.S. Dollars of the Company’s non-U.S. Dollar assets, liabilities, revenues and expenses, even if the value of these items has not changed in their original currency.

The Company’s commercial foreign exchange exposure mainly arises from the purchase of imported alcoholic beverages in currencies other than the Company’s functional currency of the Polish Zloty. Thus, accounts payable for imported beverages are billed in various currencies and the Company is subject to short-term changes in the currency markets for product purchases. The Company also operates a bonded warehouse where the inventory acquired from foreign suppliers is recorded in its source currency. Therefore, any currency movement on trade payables resulting from either a strengthening or weakening of the Polish Zloty against a foreign supplier’s currency is often compensated for by an opposite movement relating to inventories recorded in the imported currency. Because substantially all of the Company’s operations are conducted in Poland using the local currency, the impact of fluctuations in the exchange rate of the Zloty versus the U.S. Dollar on transactions using a currency different from the Zloty has been minimal.

As a result of the issuance of the Notes, denominated in Euro, the Company is exposed to foreign exchange risk. Movements in the Euro-Polish Zloty exchange rate will require the Company to revalue its liability on the Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. In order to manage the cash flow impact of foreign exchange changes, the Company has entered into a coupon swap. As of September 30, 2005, the Company had outstanding a seven year interest rate swap agreement. The swap agreement exchanged a fixed Euro based coupon of 8%, with a variable Polish Zloty coupon. The coupon amount is a function of the six month Warsaw inter-bank rate (WIBOR) applied to a notional amount of 1,274.4 million Polish Zloty. As a result, movements in the underlying WIBOR rates will impact the results of the Company’s operations, such that an increase or decrease in WIBOR will result in higher or lower interest expenses, respectively.

The Company’s working capital facilities and the coupon swap have variable interest rates based WIBOR. As such, the Company is exposed to interest rate fluctuations based upon movements of WIBOR, such that an increase or decrease in WIBOR will result in higher or lower interest expenses, respectively.

The Company does not have any financial instruments held for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934. These rules refer to the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (such as this quarterly report), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Internal controls over financial reporting refer to a process that is designed to provide reasonable assurance that the Company’s transactions are properly authorized, recorded and reported and that the Company’s assets are safeguarded from improper use to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles.

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

Changes to Internal Controls. In accordance with the SEC’s requirements, the Chief Executive Officer and Chief Financial Officer note that, during the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Conclusions regarding Disclosure Controls. Based upon the required evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to an agreement dated August 16, 2005, the Company issued 12,480 shares of Company common stock, valued at $463,632, to T. Walkuski as partial consideration for the acquisition of 100% of the outstanding capital stock of Imperial Sp. z o.o. The shares were delivered by the Company on September 24, 2005. These shares were issued pursuant to the exemption from registration provided by Regulation S under the Securities Act. The securities were issued in off-shore private placements in reliance on Regulation S to entities which are not “United States persons” as defined by Regulation S. The stock certificates for all such securities bear a legend indicating that the stock is restricted and may not be sold in the United States without registration or an exemption from such requirements. Further, the shares of Company common stock are subject to a one-year lock-up period.

Pursuant to an agreement dated June 27, 2005, the Company issued 3,382,838 shares of Company common stock, valued at $122.5 million, to Botapol Holding B. V. and Takirra Investment Corporation N.V. as partial consideration for the acquisition of 100% of the outstanding capital stock of Botapol Holding B.V. The shares were delivered by the Company on August 17, 2005. These shares were issued pursuant to the exemption from registration provided by Regulation S under the Securities Act. The securities were issued in off-shore private placements in reliance on Regulation S to entities which are not “United States persons” as defined by Regulation S. The stock certificates for all such securities bear a legend indicating that the stock is restricted and may not be sold in the United States without registration or an exemption from such requirements. Further, the shares of Company common stock issued in the acquisition are subject to a one-year lock-up period.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit number	Exhibit description
2.11*	Conditional Share Sale Agreement for Imperial Sp. z o.o. dated August 16, 2005 by and among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, and Tadeusz Walkuski.

2.12	Share Sale Agreement, dated June 27, 2005, by and among Rémy Cointreau S.A., Botapol Management B.V., Takirra Investment Corporation N.B., Central European Distribution Corporation and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 1, 2005 and incorporated herein by reference).

2.13	Share Purchase Agreement, dated July 11, 2005, by and among the State Treasury of the Republic of Poland, Carey Agri International-Poland Sp. z o.o. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 15, 2005 and incorporated herein by reference).

3.1	Certificate of Incorporation of Central European Distribution Corporation (filed as Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the SEC on December 16, 1997 and incorporated herein by reference).

3.2	Certificate of Amendment of Certificate of Incorporation of Central European Distribution Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2004 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of Central European Distribution Corporation (filed as Exhibit 3.2 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004 and incorporated herein by reference).

4.1	Indenture, dated July 25, 2005, by and among Central European Distribution Corporation, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o. and Miro Sp. z o.o., as Guarantors, The Bank of New York, as Trustee, Principal Paying Agent, Registrar and Transfer Agent, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2005 and incorporated herein by reference).

4.2	First Supplemental Indenture, dated August 31, 2005, by and among Central European Distribution Corporation, as Issuer, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o. and Miro Sp. z o.o., as Initial Guarantors, Botapol Holding B.V. and Bols Sp. z o.o., as Additional Guarantors, The Bank of New York, as Trustee, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2005 and incorporated herein by reference).

10.1*	Purchase Agreement dated as of August 3, 2005 by and among Central European Distribution Company and the investors signatory thereto.

10.2*	Registration Rights Agreement dated as of August 3, 2005 by and among Central European Distribution Corporation and the investors signatory thereto.

10.3	Registration Rights Agreement, dated August 17, 2005, by and among Central European Distribution Corporation, Botapol Management B.V. and Takirra Investment Corporation N.V. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.4	Employment Agreement, dated August 10, 2005, by and between Central European Distribution Corporation and Richard Roberts (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 13, 2005 and incorporated herein by reference).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of Central European Distribution Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of Central European Distribution Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Section 1350 Certification of Chief Executive Officer of Central European Distribution Corporation in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Section 1350 Certification of Chief Financial Officer of Central European Distribution Corporation in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION (registrant)

Date: November 9, 2005	By:	/s/ William V. Carey
William V. Carey President and Chief Executive Officer

Date: November 9, 2005	By:	/s/ Chris Biedermann
Chris Biedermann Vice President and Chief Financial Officer

Exhibit Index

Exhibit number	Exhibit description
2.11*	Conditional Share Sale Agreement for Imperial Sp. z o.o. dated August 16, 2005 by and among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, and Tadeusz Walkuski.

2.12	Share Sale Agreement, dated June 27, 2005, by and among Rémy Cointreau S.A., Botapol Management B.V., Takirra Investment Corporation N.B., Central European Distribution Corporation and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 1, 2005 and incorporated herein by reference).

2.13	Share Purchase Agreement, dated July 11, 2005, by and among the State Treasury of the Republic of Poland, Carey Agri International-Poland Sp. z o.o. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 15, 2005 and incorporated herein by reference).

3.1	Certificate of Incorporation of Central European Distribution Corporation (filed as Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the SEC on December 16, 1997 and incorporated herein by reference).

3.2	Certificate of Amendment of Certificate of Incorporation of Central European Distribution Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2004 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of Central European Distribution Corporation (filed as Exhibit 3.2 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004 and incorporated herein by reference).

4.1	Indenture, dated July 25, 2005, by and among Central European Distribution Corporation, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne

Sp. z o.o., Damianex S.A., PWW Sp. z o.o. and Miro Sp. z o.o., as Guarantors, The Bank of New York, as Trustee, Principal Paying Agent, Registrar and Transfer Agent, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2005 and incorporated herein by reference).

4.2	First Supplemental Indenture, dated August 31, 2005, by and among Central European Distribution Corporation, as Issuer, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o. and Miro Sp. z o.o., as Initial Guarantors, Botapol Holding B.V. and Bols Sp. z o.o., as Additional Guarantors, The Bank of New York, as Trustee, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2005 and incorporated herein by reference).

10.1*	Purchase Agreement dated as of August 3, 2005 by and among Central European Distribution Company and the investors signatory thereto.

10.2*	Registration Rights Agreement dated as of August 3, 2005 by and among Central European Distribution Corporation and the investors signatory thereto.

10.3	Registration Rights Agreement, dated August 17, 2005, by and among Central European Distribution Corporation, Botapol Management B.V. and Takirra Investment Corporation N.V. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.4	Employment Agreement, dated August 10, 2005, by and between Central European Distribution Corporation and Richard Roberts (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 13, 2005 and incorporated herein by reference).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of Central European Distribution Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of Central European Distribution Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Section 1350 Certification of Chief Executive Officer of Central European Distribution Corporation in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Section 1350 Certification of Chief Financial Officer of Central European Distribution Corporation in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith