Form 10-K/A
period 2004-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2005-11-21
CIK 1046880

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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
(Title of Class)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $329,437,800 (based on the closing price of the registrant’s common stock on the NASDAQ National Stock Market).*

As of March 9, 2005, the registrant had 16,654,769 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Not applicable

*	Solely for purposes of this calculation, all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant’s common stock are considered to be affiliates.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Exhibit 31.1

Exhibit 31.2

EXPLANATORY NOTE

This amendment (this “Amendment No. 1”) to the Form 10-K of Central European Distribution Corporation for the fiscal year ended December 31, 2005 (the “Form 10-K”) is filed to correct the certification of the Chief Executive Officer under Rule 13a-14(a), filed as exhibit 31.1, and the certification of the Chief Financial Officer under Rule 13a-14(a), filed as exhibit 31.2. The exhibits 31.1 and 31.2 originally filed inadvertently omitted reference to the company’s internal control over financial reporting.

This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K and, other than the filing of the aforementioned certification, does not modify or update the disclosure in the Form 10-K in any way.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(c) Exhibits

Exhibit Number	Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of Central European Distribution Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of Central European Distribution Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*	- Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central European Distribution Corporation.
(Registrant)

By:	/s/ William V. Carey
William V. Carey
Chairman, President and
Chief Executive Officer

Date: November 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ William V. Carey William V. Carey	Chairman, President and Chief Executive Officer (principle executive officer)	November 21, 2005

/s/ Christopher Biedermann Christopher Biedermann	Chief Financial Officer (principal financial and accounting officer)	November 21, 2005

/s/ David Bailey David Bailey	Director	November 21, 2005

Dominique Hériard Dubreuil	Director	November 21, 2005

/s/ N. Scott Fine N. Scott Fine	Director	November 21, 2005

/s/ Tony Housh Tony Housh	Director	November 21, 2005

/s/ Robert P. Koch Robert P. Koch	Director	November 21, 2005

/s/ Jan W. Laskowski Jan W. Laskowski	Director	November 21, 2005

Markus Sieger	Director	November 21, 2005

Exhibit List

Exhibit Number	Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of Central European Distribution Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of Central European Distribution Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*	- Filed herewith.