Form 10-Q/A
period 2005-03-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2005-11-21
CIK 1046880

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

The number of shares of the issuer’s common stock outstanding as of May 9, 2005: 16,726,644

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to Central European Distribution Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “Form 10-Q”) is being filed to correct the certification of the Chief Executive Officer under Rule 13a-14(a), filed as Exhibit 31.1, and to correct the certification of the Chief Financial Officer under Rule 13a-14(a), filed as Exhibit 31.2. The Exhibits 31.1 and 31.2 originally filed inadvertently omitted reference to Central European Distribution Corporation’s internal control over financial reporting.

This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q and, other than the filing of the aforementioned certification, does not modify or update the disclosure in the Form 10-Q in any way.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

SIGNATURE

EXHIBIT 31.1

EXHIBIT 31.2

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of Central European Distribution Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of Central European Distribution Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*	- Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Central European Distribution Corporation. (Registrant)

Date: November 21, 2005	By:	/s/ Christopher Biedermann
Christopher Biedermann
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of Central European Distribution Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of Central European Distribution Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*	- Filed herewith.