Form 10-Q/A
period 2005-06-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2005-11-21
CIK 1046880

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

The number of shares of the issuer’s common stock outstanding as of July 29, 2005: 16,922,652

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to Central European Distribution Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “Form 10-Q”) is being filed to correct the certification of the Chief Executive Officer under Rule 13a-14(a), filed as Exhibit 31.1, and to correct the certification of the Chief Financial Officer under Rule 13a-14(a), filed as Exhibit 31.2. The Exhibits 31.1 and 31.2 originally filed inadvertently omitted reference to Central European Distribution Corporation’s internal control over financial reporting.

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