Form 10-K
period 2005-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2006-03-14
CIK 1046880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition Rule 12b-2 of the Exchange Act. (Check):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2005, was approximately $538,576,363 (based on the closing price of the registrant’s common stock on the NASDAQ National Stock Market).*

As of March 9, 2006, the registrant had 23,745,782 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of stockholders to be held on May 1, 2006, are incorporated by reference into Part III.

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

The disclosure and analysis of Central European Distribution Corporation, or the Company, in this report contain forward-looking statements, which provide the Company’s current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about the level of the Company’s costs and operating expenses relative to its revenues, and about the expected composition of its revenues;

•	statements about the Company’s integration of its acquisitions;

•	information about the impact of Polish regulations on the Company’s business;

•	other statements about the Company’s plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

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

In this Form 10-K and any amendment or supplement hereto, unless otherwise indicated, the terms “CEDC”, the “Company”, “we”, “us”, and “our” refer and relate to Central European Distribution Corporation, a Delaware corporation, and, where appropriate, its subsidiaries.

PART I

Item 1.	Business

Producer

We are the largest vodka producer by value in Poland, and the fourth largest producer of vodka in the world. We own 66% of Polmos Bialystok, which owns a distillery in northeast Poland in the city of Bialystok. We also own 100% of Bols, which owns a distillery in western Poland in the city of Oborniki Wielkopolskie. We produce and sell through the Polmos Bialystok and Bols distilleries approximately eight million nine liter cases per year in the four main vodka segments in Poland: super premium, premium, mainstream and economy.

We purchased the Bols distillery on August 17, 2005 from Remy Cointreau S.A., Takirra Investment Corporation N.V. and Botapol Management B.V. (an indirect subsidiary of Remy Cointreau, through Botapol Holding B.V., which owned 100% of the outstanding capital stock of Bols and Hillcroft Sp. z o.o.). The distillery is one of the most modern distilleries in Poland and includes state-of-the-art production lines. In addition, Bols has a dynamic marketing team that is recognized by the vodka industry as one of the top marketing teams in Poland. In the Bols distillery, we produce the Bols and Soplica vodka brands among other spirit brands. Bols Vodka is the number one selling premium vodka produced and sold in Poland. Soplica has consistently been one of the top ten selling vodkas sold in Poland.

As part of a privatization transaction with the Polish government, we acquired 61% of the Polmos Bialystok distillery on October 12, 2005. We subsequently purchased an additional 5% interest in the open market, as Polmos Bialystok is listed on the Warsaw Stock Exchange (WSE), increasing our total interest to 66%. The remaining interest is held by institutional and private investors, including approximately 7% held by employees of Polmos Bialystok. Polmos Bialystok has state-of-the-art technical facilities including recently installed new production lines. The management of Polmos Bialystok has many years of experience and has built the number one selling vodka in Poland, Absolwent, which has been number one for the last six years. In addition to Absolwent, Polmos Bialystok also produces Zubrowka. The Zubrowka brand is also exported out of Poland, mainly to Europe. In 2005, case sales of Zubrowka grew in the United Kingdom by 61% and in France by 9% over 2004 sale results. Our newly created export team is currently in the process of repackaging the brand and setting up long term import and distribution agreements for world-wide distribution. Once the repackaging and distribution agreements have been finalized, our business plan calls for us to quadruple the number of cases of Zubrowka we currently export over the next five years from a current base of approximately 170,000 cases.

Two of our main objectives since acquiring the distilleries have been to realize the benefit of the synergies of being a producer and distributor and to increase cash flow, as well as to lower the bad debt exposure of the distilleries. To that end, on December 1, 2005, we set new trade terms for selling the products from our distilleries whereby wholesalers were required to sign a new distribution agreement with us to either pay cash on delivery or put into effect a bank guarantee with us for our benefit. All significant wholesalers have signed this agreement. We are beginning to benefit from the synergies from being both a producer and distributor. These synergies include leveraging our must have vodka brands so that our sales force can more effectively compete in the marketplace, leveraging the production size of our two distilleries in purchasing raw materials for spirit production and reducing SG&A costs, utilizing current capacity availability to bottle bulk spirits and wine for our own and third party brands and filling current excess capacity by purchasing existing profitable brands in the Polish market.

Distributor

We are the leading distributor by value of alcoholic beverages in Poland. Our business involves the distribution of products that we import on an exclusive basis or products we produce from our two distilleries, as well as the distribution of a range of products from the local and international drinks companies operating in Poland. These local and international suppliers typically control their own marketing programs for their products.

We are the largest distributor for many of such local and international suppliers and typically handle the distribution of approximately 15 -35% of their product sales in Poland.

We operate the largest nationwide next-day alcoholic beverage delivery service with 15 distribution centers and 78 satellite branches located throughout Poland. We distribute over 700 brands of alcoholic beverages consisting of a wide range of alcoholic products, including spirits, wine and beer, as well as non-alcoholic beverages. The following tables illustrate the breakdown of our clients and the products we distribute:

Sales Mix by Channel		Sales Mix by Product Category
Off Trade Locations	95%	Vodka	73%
Supermarkets and locally-owned shops	71%	Beer	10%
Wholesalers	8%	Wine	9%
Hypermarkets	13%	Spirits other than vodka	6%
Gas Stations	3%	Other	2%
On Trade Locations	5%

Total	100%	Total	100%

We distribute products throughout Poland directly to approximately 39,000 outlets, including off-trade establishments, such as small businesses, medium-size retail outlets, petrol stations, duty free stores, supermarkets and hypermarkets, and on-trade locations, such as bars, nightclubs, hotels and restaurants, where such products are consumed. These accounts are serviced by our 697 salespeople, as well as our marketing and merchandizing teams. As one of our key objectives is to distribute more of our own products over time, we have established an incentive compensation system for our salespeople for both products that we produce and products that we import exclusively into Poland.

When we first began distributing domestic vodka in Poland in 1996, we were one of 1,000 distributors. Today we estimate that there are approximately 170 vodka distributors remaining and believe that in the coming few years that that number will stabilize to around 50 to 60 distributors. During this time of consolidation from 1,000 to 170 distributors, we have been the main consolidator on the market, having acquired 15 distribution companies and a wine importer. We are currently evaluating a number of potential acquisitions of distributors that are strategically located in regions in which we would like to strengthen our current market position. We plan to continue this strategy through 2007.

In 2005, in keeping with our long term strategy of acquiring well-managed distribution companies, we completed several distribution acquisitions in key areas of Poland. Delikates Sp. z o.o., Imperial Sp. z o.o. and Krokus Sp. z o.o. were all added to the CEDC group in 2005. All three of companies are experienced distributors are well-positioned in their respective regions and will help us to continue to strengthen our position as the largest distributor of domestic vodka in Poland.

Importer

We have exclusive rights to import approximately 90 brands of spirits, wine and beer into Poland and distribute these products throughout Poland. We also provide marketing support to the suppliers who have entrusted us with their brands.

In 2005, we added a number of exclusive import brands, including the following brands from Remy Cointreau: Metaxa Brandy, Remy Martin Cognac, St. Remy, Galliano, Passao Liqueur, Bols Liqueurs, and Piper Heidsieck Champagne. Also in 2005, we began importing E&J Gallo wines, Jim Beam Bourbon, Sauza Tequila and Teachers Whisky. We also import our own private label alcohol products such as William’s Whisky, and wine under numerous labels. As a group on a pro-forma basis, our exclusive import portfolio grew 21% in 2005 over our 2004 results.

We have worked diligently to create brand awareness and sales for our exclusive import products. As a result of this hard work, our import portfolio has the number one selling mainstream wine, Carlo Rossi, and the number one selling varietal wine, Sutter Home. In addition, each of the following products that we import is the number one seller in Poland in its respective product category: Jim Beam Bourbon, Sierra Tequila, Metaxa Brandy, and the range of Bols Liqueurs.

We have an extensive import portfolio, which includes one of the top imported wine portfolios in Poland. The combination of having must have imported wines and the most popular spirits brands some that we import and others that we distribute for the multinational drinks companies, gives us a powerful presence in the on-trade, as our clients look to us for a complete portfolio.

History

Carey Agri was incorporated as a limited liability company in July 1990 in Poland. It was founded by William O. Carey, who died in early 1997, Jeffrey Peterson (who served as the Company’s Vice Chairman until February 2004) and William V. Carey, President and Chief Executive Officer of the Company since its inception. In February 1991, Carey Agri was granted its first import beer license. Shortly thereafter, other beer and spirit brands were added to the import portfolio. From 1993 to 1996 Carey Agri implemented a direct-to-retail, nationwide distribution model in the eight largest cities in Poland including the capital, Warsaw. In 1996, Carey Agri began to distribute domestic vodka which they added to their already existing distribution portfolio. Carey Agri became one of our wholly owned subsidiaries when we became a public company.

CEDC was incorporated in Delaware in 1997. In July 1998, we issued 2,000,000 shares of our common stock in an initial public offering on the Nasdaq SmallCap Market, raising net proceeds of approximately $10.6 million. In June 1999, we were accepted onto the Nasdaq National Market where we trade under the symbol “CEDC”. The funds raised in the initial public offering were used to acquire three leading regional distributors and the leading wine importer in Poland and to expand penetration of our vodka distribution throughout Poland. By 2001, we had acquired the three distribution companies and the wine importer we had targeted during the initial public offering and had significantly increased our vodka distribution.

From this first group of acquisitions until our latest acquisition in January 2006, we have acquired an additional 12 distribution companies throughout Poland, thereby solidifying our direct-to-retail nationwide distribution model. Last year we realized a long-term goal in acquiring two production companies to augment our import and distribution business. As a result, today we are the largest vodka producer by value and the leading distributor and importer of alcoholic beverages by value in Poland.

Industry Overview

Poland is the fourth largest market in the world for the consumption of vodka by volume and is in the top 25 markets in total alcohol consumption worldwide. The total net value of the alcoholic beverage market in Poland was approximately $5.5 billion in 2005. Total sales value of alcoholic beverages at current prices increased by approximately 33% from December 2001 to December 2005. The increase was the result of increased sales value of all main groups of alcoholic products, including: beer (by approximately 49%), spirit products (by approximately 12.3%) and wine (by approximately 35.7%). Beer and vodka account for approximately 91% of the value of sales of all alcoholic beverages. Wines account for approximately 5% of all sales and liqueurs, gin, whisky and brandy account for the remaining 4%.

Market Segmentation

Spirits

Domestic vodka consumption dominates the Polish spirits market with over 90% market share, as Poland is the fourth largest market in the world for the consumption of vodka.

Vodka

The Polish vodka market is divided into four segments based on quality and price:

•	Top premium and imported vodkas, with such brands as Finlandia, Absolut, Bols Excellent, Chopin, and Królewska;

•	Premium segment, with such brands as Bols Vodka, Sobieski, Wyborowa, Smirnoff, Eristoff, Maximus, and Palace Vodka;

•	Mainstream segment, with such brands as Absolwent, Batory Luksusowa, Soplica, Zubrowka, ZoŁadkowa Gorzka, Polska; and

•	Economy segment, with such brands as Starogardzka, Krakowska, Boss, Czysta Slaska, Prezydent, Z Czerwona Kartka, and Ludowa.

(bolded brands are produced by CEDC)

In terms of volume, the top premium segment accounts for approximately 2.8% of total sales volume and 3.8% of total sales value of vodka, while the premium segment accounts for approximately 18.6% of total sales volume and 22.1% of total sales value. The mainstream segment, the largest segment, now represents 41.9% of total sales volume and 45.2% of total sales value. Sales in the economy segment have leveled off level such that the economy segment currently represents 36.8% of total sales volume and 28.9% of total sales value.

Wine

The Polish wine market, which grew to approximately 31 million liters in 2005 is represented primarily by two categories: table wines, which account for 3.1% of the total alcohol market and sparkling wines, which account for 1.4% of the total alcohol market. As Poland has almost no local wine production, the wine market has traditionally been dominated by imports, with lower priced Bulgarian wines representing the bulk of sales. However, over the last three years, sales of new world wines from regions such as the United States, Chile, Argentina and Australia have seen rapid growth. In 2005, it is estimated that sales of wine from these regions grew by 65% as compared to growth in sales of wine from Bulgaria of 3.7%.

Consumer preference is trending towards higher priced table wines. The highest selling wines in Poland previously retailed for under $3 per bottle. Currently, the best selling wines retail in the $3 to $6 range. As the price point for wine moves up, we believe we are in a good position to take advantage of this trend as our import wine portfolio has a concentration at the $3 to $6 retail price range and higher.

Beer

Poland is the fourth largest beer market in Europe and has been growing since 1993. Sales of beer account for 51.7% of the total sales value of alcoholic beverages in Poland. Consumption grew approximately 4-5% during 2005 to reach approximately 30 million hectoliters. As a result, beer consumption in Poland has reached average European Union levels of approximately 80 liters per capita per annum in 2005. Therefore, we anticipate that future growth in the beer market is likely to slow to approximately 1% to 2% per year in the next years.

Three major international producers, Heineken, SAB Miller and Carlsberg, control 85% of the market through their local brands. Imported brands represent less than 1% of the total beer market in Poland.

Distribution Overview

The market for the distribution of alcoholic beverages in Poland is highly fragmented. Most alcohol distributors mainly deliver a range of beers, wines, and spirits, and operate regionally rather than nationally, due to the difficulties in establishing a nationwide distribution system, such as the large amount of capital required to set up such a system, and an extremely poor road infrastructure.

Distributors of alcoholic beverages deliver to both off-trade sites (traditional trade) and on-trade sites; however, many distributors concentrate on one or the other. Off-trade establishments include small businesses, medium-size retail outlets, gas stations, duty free stores, supermarkets and hypermarkets, and on-trade locations include bars, nightclubs, hotels and restaurants, where such products are consumed.

There has been a trend toward consolidating many of the locally-owned stores, as well as a trend toward expanding major chain stores. This consolidation of chain stores also is apparent in the rapid expansion of gas stations, which are owned and operated by major international companies such as Shell, BP, and Statoil. Many of these gas stations contain convenience stores, which sell all types of alcoholic beverages and in many areas serve as local convenience/liquor stores. As a result of the retail consolidation, there has been rapid wholesaler consolidation as well.

In 1996 there were approximately 1,000 distributors of domestic vodka in Poland. Since 1996, more than 800 distributors have gone out of business or were sold as the vodka distribution market has consolidated. During this period, we have been the main consolidator in the market. We have acquired 14 distribution companies throughout Poland and have integrated them into our nationwide distribution platform. We believe this trend will continue until the number of distributors stabilizes at around 50 to 60 distributors. Many of the distributors who have gone out of business were small independent operators and as such lacked or had limited operating leverage with suppliers to garner adequate margins. This situation is still evident today but is now combined with an increase in overheads such as fuel and the increasing leverage nationwide chain operations, such as the hypermarkets and gas stations mentioned above, are imposing on the alcohol distribution industry. These chains are ordering direct from suppliers and from distributors who can service either the whole country or large parts of the country. We believe the small regional distributor will find it increasingly difficult to compete in this environment and will probably find it difficult to operate a viable business model.

In light of the changing trends in the distribution industry, we feel we are in a good position to service the national chain clients and to acquire those distribution companies that fit into our nationwide distribution system as described below.

We operate a decentralized distribution system of 15 distribution centers and 78 satellite branches for delivery to our retail clients. Our branches are strategically located throughout Poland to effectively compensate for the current poor road infrastructure. Distribution and day-to-day decisions at these facilities are made by local management, who report directly to our central office in Warsaw and all strategic initiatives are developed and disseminated from the central office.

Operations

Employees

We currently employ approximately 2,917 full-time employees. Substantially all of our employees are located in Poland. Our turnover rate has averaged approximately 8-10% over the last five years. In the interest of keeping our company current and efficient, we conduct periodic training sessions every year for our employees. These trainings are overseen by our Human Resources Department.

Polish labor laws require that certain benefits be provided to employees, such as a certain number of vacation days, maternity leave and retirement bonuses. The law also restricts us from terminating employees without cause and requires in most instances a severance payment of one to three months’ salary. Additionally, we are required to contribute monthly payments of up to 19.83% of an employee’s salary to the governmental health and pension system. Most of our employees are not unionized, and we have had no significant employee relations issues. In addition to the required Polish labor law requirements, we maintain an employee incentive stock option plan for key management and provide supplemental health insurance for qualifying employees.

Sales Organization

We employ approximately 697 salespeople who are assigned to one of our 15 distribution centers and 78 satellite branches. For 2006, we have implemented a more targeted sales approach. We have narrowed the focus of our domestically located salespeople by assigning each sales person to a specific channel: key accounts (hypermarkets, discount stores and gas stations), on-trade accounts or traditional trade accounts. We believe that a specific targeted sales focus in each of these channels is key to delivering future growth. The hypermarket channel, which is expected to show further expansion, will require a dedicated national sales team to handle their specific requirements. In return, this provides us an opportunity to promote our brands in national chains utilizing techniques such as price promotions and pallet displays. The on-trade channel provides a unique opportunity for us to build brands directly with the consumer. The use of a dedicated on-trade sales team, the only one in Poland to date, to work closely with bar, restaurant and hotel owners will provide us with a key opportunity to promote our brands with consumers. This is especially crucial given the restrains on media advertising for spirits. Finally the traditional trade sales force will continue to focus on the channel in Poland that is still the dominant area in terms of sales volume. In addition, each of these account groups is also assigned a marketing and merchandizing team that works in conjunction with the sales team to serve the client. Our export team works separately from our domestic sales team and report directly to our Director of Export. We are uniquely positioned with a nationwide sales force that has access to the full range of on-trade establishments in Poland, and can therefore drive effective brand communication at the place of purchase through consistent pricing, promotion and product placement strategy.

Marketing

We have a marketing department, which manages the marketing support of the brands we produce in Poland as well as the brands for which we are the exclusive Polish importers, representing a combined marketing budget of approximately $18 million for 2005. Additionally, the marketing team supports our export department in developing the packaging and promotional activities for our exports. We have recently centralized the management of the marketing team for all of our subsidiaries to ensure sharing of best practices amongst all of our brands. We have one dedicated team of 35 people, representing the largest marketing team in the spirits sector in Poland. Some of the activities that the team is focused on include developing programs such as on-pack promotions, on-trade promotions and point of sales merchandise. Our marketing team is constantly looking for new marketing innovations to implement, such as our recently developed program of placing of branded vodka coolers into selected outlets.

Sources and Availability of Raw Materials

The principal components in the production of our distilled spirits are agricultural products, such as rectified spirit and bison grass, and bottling and packaging materials, such as glass, labels, caps and cardboard boxes. We purchase rectified spirit, bison grass and all of our packaging materials from various sources by contractual arrangement and through purchases on the open market in Poland. We have not experienced difficulty in satisfying our requirements with respect to any of the products needed for our spirit production and consider our sources of supply to be adequate at the present time. However, the inability of any of our rectified spirit suppliers to satisfy our requirements could adversely affect our operations.

Internal Audit

We have an internal audit group consisting of a team of four people who have direct access to the Audit Committee of the Board of Directors. The team’s primary function is to ensure our internal control system is functioning properly. Additionally, the team is used from time to time to perform operational audits to determine areas of business improvements. Working in close cooperation with the Audit Committee, senior management and the external auditors, the internal audit function supports management to ensure that we are in compliance with all aspects of the Sarbanes-Oxley Act.

Control of Bad Debts

We believe that our close monitoring of customer accounts both at the relevant regional offices and from Warsaw has contributed to our success in maintaining a low ratio of bad debts to net sales. During 2003, 2004 and 2005, bad debt expense as a percentage of net sales, was approximately 0.14%, 0.13% and 0.13% of net sales, respectively. Our management believes the ongoing enhancement of computer systems for interoffice financial and administrative controls will assist in maintaining a low ratio of bad debts to net sales as we continue to expand. In addition, on December 1, 2005 we put into effect new trading terms in the market regarding the purchasing of products from our distilleries. As a result, distributors must pay in cash or provide an acceptable bank guarantee for their purchases of our product from our distilleries. All significant distributors have signed the new trade terms for 2006, thereby reducing our bad debt exposure form our distillery the business. In addition, our policy is to monitor accounts based on a predetermined maximum balance, as well as to stop deliveries to those clients who are more than 14 days past due. A more detailed explanation of the bad debts provision is available in “Management’s Discussion and Analysis and Financial Condition and Results of Operation.”

Competition

The alcoholic beverage distribution industry in Poland is competitive and highly fragmented. We compete primarily with other distributors and indirectly with hypermarkets. We compete with various regional distributors in all regions where our distribution centers and satellite branches are located. Competition with these regional distributors is greatest with respect to domestic vodka brands. We address this regional competition, in part, through offering our customers competitive pricing, reliable service and in-store promotions of our own brands, which we believe gives us an advantage over our competitors. In addition, we have over 15 years of sales experience in establishing and developing relationships with our clients throughout Poland.

We also expect increasing competition from hypermarkets and discount chains. Growth of hypermarket and discount chains (which have been the primary threat to alcoholic beverage distributors in Western Europe because they purchase directly from suppliers) has been limited in Poland. We believe that the growth of hypermarkets and discounts will continue but will be hampered by the poor transportation infrastructure in Poland as well as various socio-economic factors, such as smaller average living spaces, which limits consumers’ ability to buy in bulk. In addition, there are current discussions within the government that could result in legislation that may restrict hypermarkets’ growth in order to protect smaller stores.

The production of spirits in Poland also is competitive. We compete primarily with eight other major spirit producers in Poland, some of which are privately-owned while others are still state-owned. The spirit market in Poland is dominated by the vodka market. The vodka market is broken down into four main segments: Top Premium and Imported, Premium, Mainstream and Economy. We produce vodka in all four segments and have our largest market share in the mainstream segment. Though vodka brands compete against each other from segment to segment, the most intense competition is found within each segment, as the consumer for each segment is very price conscious. As we have a presence in each category and have four of the top ten best selling vodka brands in Poland and as we have a 32% market share, we are in a good position to compete effectively in all four segments.

Regulation and Regulatory Permits

European Union

With the accession of Poland to the European Union on May 1, 2004, Poland adopted the customs rules and regulations of the European Union. As a result, the customs borders between Poland and other member states of the European Union were removed, and Poland was granted inclusion in the European Union’s customs agreements with countries outside of the European Union. This has provided us with preferential tariff measures for products imported from non-member states. As a producer, importer, distributor/wholesaler and retailer, we are required to acquire a number of licenses and permits which include but are not limited to the following: Import/Export Licenses and Permits, Wholesale Permits, Customs Warehouse Permits, Health Permits, and Tax Registered Warehouse Permits, along with permits to sell at the production and retail levels. We believe we are in compliance and have obtained all necessary permits for our import, distributor, production and retail operations.

Advertising Restrictions

In 2001, the government introduced significant changes to the Alcohol Awareness Law by separating regulations addressing beer from regulations addressing other alcoholic beverages. Previously, the government had implemented a ban on advertising of all alcoholic beverages. According to the 2001 regulations, “above-the-line advertising and promotion” for alcoholic beverages with less than 18% alcohol content are permitted but are limited to the following: billboard advertising (provided that 20% of the surface of the billboard contains health warnings with respect to alcohol consumption), advertising in the press (only the inside of a publication—no front or back cover advertising is permitted); television advertising (only between the hours of 8:00 p.m. and 6:00 a.m.), and no advertising may be associated with sexual attractiveness, relaxation, health, or sport, nor may it incorporate children in any way. No above-the-line activities, even limited activities, are permitted for other alcoholic beverages.

For “below-the-line advertising and promotion” for all alcoholic beverages, the government permits direct mail campaigns, promotions such as game contests, the packaging of gifts with an alcoholic beverage (e.g., a free glass attached to a bottle of spirits) and other similar promotions. However, incentive promotions must be conducted within the alcohol section of each store. In the on-premise outlets, most below-the-line activities are permitted.

We believe we are in compliance with the government regulations regarding above-the-line and below-the-line advertising and promotion. To date, we have not been notified of any violation of these regulations.

Anti-monopoly regulations

Under the Polish Anti-Monopoly Act, acquisitions may be blocked or have conditions imposed upon them by the Anti-Monopoly Office, if the Anti-Monopoly Office determines that the acquisition has a negative impact on the competitiveness of the Polish market. Generally, companies that obtain control of 40% or more of their market may face restrictions for further acquisitions; however, organic growth beyond this level is permitted, as long as the dominant position is not abused in the marketplace. Additionally, several types of reorganizations, mergers and acquisitions and undertakings between business entities, including acquisitions of stock, under circumstances specified in the Anti-Monopoly Act, require prior notification to the Anti-Monopoly Office. Sanctions for failure to notify include fines imposed on parties to the transaction and members of their governing bodies.

Environmental Matters

We are subject to a variety of laws and regulations relating to land use and environmental protection. During 2005, we paid required environmental taxes and charges related primarily to packaging materials and fuel consumption and we believe we are in compliance with our regulatory requirements in this regard. While we are subject to possible costs, such as clean-up costs, fines and third-party claims for property damage or personal injury due to violations of or liabilities under environmental laws and regulations, we believe that we are in material compliance with applicable requirements and are not aware of any material breaches of said laws and regulations.

Trademarks and Distribution Agreements

Trademarks

With the acquisitions of the Bols and Polmos Bialystok distilleries, we became the owners of vodka brand trademarks. The major trademarks we have acquired are: Bols Vodka brand (we have a perpetual, exclusive, royalty-free and sub-licensable trademark agreement for Poland and Russia), Soplica which we own through the Bols distillery, and the Absolwent and Zubrowka brands, which we own through Polmos Bialystok.

Domestic Distribution Agreements

Generally, we have been working with the same local suppliers and international drinks companies that import their own products into Poland for years and either have verbal understandings or written distribution agreements with them. Where a written agreement is in place, it is usually valid for between one and three years and is terminable by either party with between three and six months notice.

Import Distribution Agreements

We are the exclusive importers of numerous brands from international drinks companies and as such we have entered into import and distribution agreements with them. With selected companies, we share in local marketing costs on either a defined amount or revenue percentage basis.

We believe we are currently in compliance with our agreements with our import and distribution suppliers. Although there can be no assurance that our import and distribution agreements will be renewed, given our long-term relationships with our suppliers, we expect that material agreements will be renewed prior to their expiration.

Export Agreements

At the moment we are under contract with Pernod Ricard for the export and distribution of our export vodka brand (Zubrowka) to certain countries in Europe. In addition, we have a contract with Million Trading Company for the import and distribution of Zubrowka to Japan. Both contracts are set to expire in mid-2006. We are currently in discussions to choose the company that will import Zubrowka and will seek to continue to build on its strong position in these key markets. We are also in the process of securing import and distribution agreements throughout the world, both with multinational drinks companies and with local companies.

Taxes

We pay the following taxes in Poland: Value Added Tax (VAT) of 22%, Corporate Income Tax of 19%, Employer Portion of Payroll Tax of 18.71%, Excise Taxes, which are calculated based on the volume of alcohol sold, and Import Duties, which are assessed based on the country of origin. We believe we are in compliance with all relevant tax regulations.

Available Information

We maintain an Internet website at http://www.ced-c.com. Please note that our Internet address is included in this annual report as an inactive textual reference only. The information contained on our website is not incorporated by reference into this annual report and should not be considered part of this report.

We file annual, quarterly and current reports, proxy statements and other information with the SEC. We make our annual report, on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and most of our other SEC filings available free of charge through our Internet website as soon as reasonably practicable after we electronically file these materials with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. These filings are also available to the public over the Internet at the SEC’s website at http://www.sec.gov. In addition, we provide paper copies of our SEC filings free of charge upon request. Please contact the corporate Secretary of the Company at 610.660.7817 or at our address set forth on the cover page of this annual report.

We have adopted a code of ethics applicable to all of our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer (who is also our Principal Accounting Officer). The code of ethics is publicly available on our website at http://www.ced-c.com/investor.htm. We intend to disclose any amendment to, or waiver from, any provision in our code of ethics that applies to our Chief Executive Officer and Chief Financial Officer by posting such information on our website at http://www.ced-c.com/investor.htm and in any required SEC filings.

Item 1A.	Risks Relating To Our Business

We operate in highly competitive industries, and competitive pressures could have a material adverse effect on our business.

The alcoholic beverage distribution industry in Poland is intensely competitive and highly fragmented. The principal competitive factors with respect to the products we distribute include product range, pricing, distribution capabilities and responsiveness to consumer preferences, with varying emphasis on these factors depending on the market and the product.

With respect to individual customers, we face significant competition from various regional distributors, who compete principally on price, in regions where our distribution centers and satellite branches are located. The effect of this competition could adversely affect our results of operations. The majority of alcohol sales in Poland are still made through traditional trade outlets since the expansion of hypermarket and supermarket chains has occurred at a much slower rate in Poland than in other Western European countries. Traditional trade outlets typically derive higher margins from sales as compared to hypermarkets and supermarket chains. There is a risk that the expansion of hypermarkets and supermarket chains will occur at a higher rate in the future, thus reducing the sales that we may derive from sales to the traditional trade, where we currently distribute the majority of our products.

We will face competition from various producers in the vodka production industry. We will compete with other alcoholic and nonalcoholic beverages for consumer purchases, as well as shelf space in retail stores, restaurant presence and distributor attention. In Poland, the vodka production industry is dominated by five local companies that control approximately 80% of the market. Of the Polish domestic vodka market, according to industry sources, we have approximately 32% market share, Sobieski has approximately 30% market share, V&S Luksusowa has approximately 8.5% market share, Polmos Lublin has approximately 6.0% market share and Wyborowa S.A. has approximately 4.0% market share, each as measured by value.

Our results are linked to economic conditions and shifts in consumer preferences, including a reduction in the consumption of alcoholic beverages.

Our results of operations are affected by the overall economic trends in Poland, the level of consumer spending, the rate of taxes levied on alcoholic beverages and consumer confidence in future economic conditions. In periods of economic slowdown, consumer purchase decisions may be increasingly affected by price considerations, thus creating negative pressure on the sales volume and margins of many of our products. Reduced consumer confidence and spending may result in reduced demand for our products and limitations on our ability to increase prices and finance marketing and promotional activities. A shift in consumer preferences or a reduction in sales of alcoholic beverages generally could have a material adverse effect on us.

Loss of key management would threaten our ability to implement all of our business strategies.

The management of future growth will require our ability to retain William Carey, our chairman, chief executive officer and president. Mr. Carey, who founded our company, has been a key person in our ability to implement our business plan and grow our business. If Mr. Carey were to leave us, our business could be materially adversely affected.

We plan to retain key production personnel of each of Bols and Polmos Bialystok. Because we lack experience managing a vodka production facility, if key personnel of the Bols or Polmos Bialystok management teams were to leave, our production business could be effected.

We are subject to extensive government regulation which could materially adversely affect our business.

Our business of importing and distributing alcoholic beverages is subject to extensive regulation by national and local Polish governmental agencies and European Union authorities. These regulations and laws regulate such matters as licensing and permit requirements, competition and anti-trust matters, trade and pricing practices, taxes, distribution methods and relationships, permitted and required labeling and packaging, advertising, sales promotion and relations with wholesalers and retailers. Also, new regulations or requirements or increases in excise taxes (such as the recent increase in January 2005), customs duties, income taxes, or sales taxes could materially adversely affect our business, financial condition and results of operations. In addition, we are subject to numerous environmental and occupational, health and safety laws and regulations in Poland. We may incur significant costs to maintain compliance with evolving environmental and occupational, health and safety requirements, to comply with more stringent enforcement of existing applicable requirements or to defend against challenges or investigations, even those without merit. We can provide no assurance that there will not be future legal or regulatory challenges to the industry, which could have a material adverse effect on us.

Governmental regulation and supervision as well as future changes in laws, regulations or government policy (or in the interpretation of existing laws or regulations) that affect us, our competitors or our industry generally strongly influence our viability and how we operate our business. Complying with existing regulations is burdensome, and future changes may increase our operational and administrative expenses and limit our revenues. For example, we are currently required to have permits to import products, maintain and operate our warehouses, and distribute our products to wholesalers. Many of these permits, such as our general permit for wholesale trade, must be renewed when they expire. Although we believe that the applicable Polish governmental agency will renew our permits upon their expiration, our permits may not be renewed. Revocation or non-renewal of permits that are material to our business could have a material adverse affect on our business. Additionally, our permits may be revoked prior to their expiration date. Therefore, our business would be materially and adversely affected if there were any adverse changes in relevant laws or regulations or in their interpretation or enforcement. Our ability to introduce new products and services may also be affected if we cannot predict how existing or future laws, regulations or policies would apply to such product or service.

Changes in the prices of products and raw materials could have a materially adverse effect on our business.

There have been changes of the cost of products and raw spirits in recent years. In the future there may be increases in price and our inability to pass on increases to our customers could reduce our profits and margins and have a material adverse effect on our business. We cannot assure you that shortages or increases in the prices of our products or raw materials will not have a material adverse effect on our financial condition and results of operations.

We are exposed to exchange-rate movements that could affect our financial results and comparability of our results between financial periods.

Since our functional currency is the Polish zloty while our reporting currency is the U.S. dollar, the translation effects of fluctuations in the exchange rate may materially impact our financial condition and results of operations and may affect the comparability of our results between financial periods.

The impact of translation and hedge mark to market valuation exposure could have a materially adverse effect on our reported earnings. For example, a 1% change in the euro/zloty exchange rate would result in an unrealized after-tax exchange gain or loss of approximately $3.5 million based upon the exchange rate at which the notes were originally recorded on July 25, 2005. We have entered into certain hedging arrangements using derivative contracts to offset the potential impact of foreign exchange exposure on our coupon payments; however we are still exposed to movements in the valuation of the principle and mark to market. The use of derivatives by nature contains inherent risks and costs that could affect our results of operations and cash flows.

Risks Related to Acquisitions

We will be required to execute new areas of management expertise.

We recently became a producer of vodka, which will require different management expertise as compared to our current distribution business. New business areas for our company include managing trademark and marketing issues surrounding brand ownership, managing brand ownership, managing technical aspects of producing own-branded products, managing synergies to complement production and distribution business, including aspects of human resource integration. There is a risk that management may not be able to successfully execute these new areas of expertise.

We may experience difficulties and higher costs or unanticipated financial liabilities or losses as we integrate into our operations Bols, Polmos Bialystok and any other future strategic acquisitions that we may pursue as part of our acquisition strategy.

The integration of the businesses of Bols and Polmos Bialystok and other future strategic acquisitions into our operations pose significant management, administrative and financial challenges. These include:

•	diversion of our management’s attention away from other business concerns;

•	integration of the acquired businesses in a cost-effective manner, including the integration of management information and financial control systems, marketing, customer service and product offerings;

•	outstanding or unforeseen legal, regulatory, contractual, labor or other issues arising from the acquisitions;

•	additional capital expenditure requirements;

•	retention of customers;

•	heightened media coverage of any cost reduction measures resulting in head count reductions that may harm our reputation and thus our sales and business relationships;

•	integration of different company and management cultures; and

•	retention, hiring and training of key personnel.

If we cannot successfully integrate Bols and Polmos Bialystok in a timely and efficient basis, we may incur higher than expected costs and not realize all the anticipated benefits of these acquisitions.

We may be required to make a cash payment on the first anniversary of the closing of our acquisition of Bols, which could materially adversely affect our results of operations.

If the weighted average of the closing price of our common stock over the four weeks immediately preceding the first anniversary of the closing of our acquisition of Bols is below $32.59 per share (subject to customary adjustments), then by the terms of our agreement to acquire Bols we will be required to pay to the sellers an amount in cash equal to the applicable price difference multiplied by 3,382,838, (the total number of shares of our common stock issued to the sellers as part of the purchase price). The amount of any such payment could be material. As a result, the requirement to make such a payment could have a materially adverse impact on our results of operations.

Anti-monopoly regulations could restrict our growth through acquisitions once we reach approximately a 40% market share.

Under the Polish Anti-Monopoly Act, acquisitions may be blocked or have conditions imposed upon them by the Anti-Monopoly Office, if the Anti-Monopoly Office determines that the acquisition has a negative impact on the competitiveness of the Polish market. It is difficult to predict how the anti-monopoly office will act on an application. Generally, companies that obtain control of 40% or more of their market may face greater scrutiny from the Anti-Monopoly Office than those that control a lesser share. Additionally, several types of reorganizations, mergers and acquisitions and undertakings between business entities, including acquisitions of stock, under circumstances specified in the Anti-Monopoly Act, require prior notification to the Anti-Monopoly Office. Sanctions for failure to notify include fines imposed on parties to the transaction and members of their governing bodies. Although we are allowed to grow market share above 40% organically, the Anti-Monopoly Office may not approve any or all of our future acquisitions, which action could have a material adverse effect on our ability to grow the business through acquisitions.

Risk Relating to Our Indebtedness

We require a significant amount of cash to make payments on the Senior Secured Notes and to service our debt.

Our ability to make payments on and to refinance our debt will depend on our future operating performance and ability to generate sufficient cash. This depends, to some extent, on general economic, financial, competitive, market, legislative, regulatory and other factors, some of which are beyond our control, as well as the other factors discussed in these “Risk Factors.”

Historically, we met our debt service and other cash requirements with cash flows from operations and our existing revolving credit facilities. As a result of certain acquisitions and related financing transactions, however, our debt service requirements will increase significantly. Although we believe that our expected cash flows from operating activities, together with cash on hand and available borrowings, will be adequate to meet our anticipated liquidity and debt service needs, we cannot assure you that our business will generate sufficient cash flows from operating activities, or that future debt and equity financing will be available to us in an amount sufficient to enable us to pay our debts when due, including the Notes, or to fund our other liquidity needs.

If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to:

•	reduce or delay our business activities and capital expenditures;

•	sell assets;

•	obtain additional debt or equity capital; or

•	restructure or refinance all or a portion of our debt, including the Notes, on or before maturity.

•	The above factors all contain an inherent risk regarding our ability to execute them.

Additionally, our Senior Secured Notes and covenants made in connection therewith may limit our ability to borrow additional funds or increase the cost of any such borrowing.

We are subject to restrictive debt covenants.

The Indenture governing our Senior Secured Notes contains certain provisions which may restrict our ability and the ability of our subsidiaries to enter into certain transactions, including the ability to make certain payments, including dividends or other distributions, with respect to the share capital of the parent or its subsidiaries; incur or guarantee additional indebtedness and issue preferred stock; make certain investments; prepay or redeem subordinated debt or equity; create certain liens or enter into sale and leaseback transactions;

engage in certain transactions with affiliates; sell assets or consolidate or merge with or into other companies; issue or sell share capital of certain subsidiaries; and enter into other lines of business.

All of these limitations will be subject to exceptions and qualifications which may be important, as more fully set out in the Indenture.

Risks Relating to the Ownership of Our Common Stock

Future sales of common stock, or the perception of such future sales, by some of our existing stockholders could cause our stock price to decline.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales may occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As a result of our acquisition of Botapol Holding on August 17, 2005, Botapol Management B.V., an indirect subsidiary of Rémy Cointreau, and Takirra Investment Corporation N.V. each own 1,691,419 shares of our common stock. Such shares are subject to a one-year lock-up period, which will expire on August 17, 2006. Botapol Management and Takirra each have the right to cause us to register the re-sale of the shares of our common stock that they own or to include their shares in future registration statements relating to our securities. If either Botapol Management or Takirra were to sell a large number of their shares, the market price of our common stock could decline significantly. In addition, the perception in the public markets that sales by either Botapol Management or Takirra might occur could also adversely affect the market price of our common stock.

You may have difficulty enforcing your rights against us and our directors and officers.

We are organized under the laws of the State of Delaware of the United States. Therefore, you are able to effect service of process in the United States upon us and may be able to effect service of process upon our directors and executive officers. We are a holding company, however, and all of our operating assets are located in Poland. Further, most of our directors and executive officers, and those of most of our subsidiaries, are non-residents of the United States and our assets and the assets of our directors and executive officers are located outside the United States. As a result, you may not be able to enforce against our assets (or those of certain of our directors or executive officers) judgments of United States courts predicated upon the civil liability provisions of United States laws, including federal securities laws of the United States. In addition, awards of punitive damages in actions brought in the United States or elsewhere may not be enforceable in Poland.

Item 2.	Properties.

Our existing properties

Headquarters, Sales Offices and Warehouses.    We have entered into leases for our Warsaw headquarters and most of our other 15 distribution centers and 78 satellite branches. The amount of warehouse space leased for each distribution center averages 2,713 square meters. The amount of office and storage space leased for each satellite branch averages 368 square meters. The Warsaw lease expires on May 1, 2010, and neither party may terminate the lease except for material breaches. The Warsaw facility is approximately 9,765 square meters of warehouse and 2,230 square meters of office space which is currently used for our headquarters. We believe the warehouse facility has sufficient space to permit us to expand for the next two to three years without any further significant capital expenditure.

Retail Outlets.    We have entered into a long term or indefinite term lease agreement with each of our seven retail outlets. We have obtained agreements from the landlords to waive their rights to terminate the leases for a period of three years, provided that we are performing our obligations under these leases.

Production facilities.    Our production facilities comprise two plants with one located in Bialystok, Poland for Polmos Bialystok and the other one located in Oborniki Wielkopolskie, Poland for Bols. The Bialystok facility is located on 78,665 square meters of land which are leased from the government on a perpetual usufruct basis over a ninety-nine year life, which means we may keep any benefits derived from the property. The Bols facility is located on 80,519 square meters of which 52,955 square meters are owned by the Company and 27,524 square meters are leased from the government on a perpetual usufruct basis over a ninety-nine year life, which means we may keep any benefits derived from the property. In addition to the production properties, the Bols facility leases an additional warehouse of 2,700 square meters.

Item 3.	Legal Proceedings.

From time to time we are involved in legal proceedings arising in the normal course of our business. We are not currently involved in or aware of any pending or threatened proceedings that we reasonably expect, either individually or in the aggregate, will result in a material adverse effect on our consolidated financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

The Company’s common stock has been traded on the NASDAQ National Market under the symbol “CEDC” since June 1999. Prior thereto it traded on the NASDAQ Small Cap Market since our initial public offering in July 1998. The following table sets forth the high and low bid prices for the common stock, as reported on the NASDAQ National Market, for each of the Company’s fiscal quarters in 2004 and 2005. These prices represent inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The prices for 2004 have also been adjusted to reflect the impact of the 3 for 2 stock split in May 2004.

	High	Low
2004

First Quarter	$24.08	$20.16

Second Quarter	26.08	18.74

Third Quarter	25.59	22.04

Fourth Quarter	30.22	22.73

2005

First Quarter	$38.52	$27.80

Second Quarter	38.55	29.55

Third Quarter	44.54	36.08

Fourth Quarter	43.80	38.32

On March 10, 2006, the last reported sales price of the common stock was $39.99 per share.

Holders

As of March 10, 2006, there were approximately 7,700 beneficial owners and 93 shareholders of record of common stock.

Dividends

CEDC has never declared or paid any dividends on its capital stock. Future dividends, if any, will be subject to approval by CEDC’s board of directors and will depend upon, among other things, the results of the Company’s operations, capital requirements, surplus, general financial condition and contractual restrictions and such other factors as the board of directors may deem relevant. Also, the indenture for the Company’s outstanding Senior Secured Notes may restrict the payment of cash dividends on its common stock under certain circumstances.

Equity Compensation Plans

The following table provides information with respect to our equity compensation plans as of December 31, 2005:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	889,550	$35.68	1,253,013
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	889,550	$35.68	1,253,013

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the periods indicated and should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements, the notes thereto and the other financial data contained in Items 7 and 8 of this report on Form 10-K.

	Year ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except for per share amounts)
Income Statement Data:
Net sales	$178,236	$293,965	$429,118	$580,744	$749,415
Cost of goods sold	154,622	255,078	372,638	506,413	627,368

Gross profit	23,614	38,887	56,480	74,331	122,047
Sales, general and administrative expenses	18,759	26,273	34,313	45,946	70,404

Operating income	4,855	12,614	22,167	28,385	51,643
Non-operating income / (expense), net
Interest income / (expense), net	(1,268)	(1,487)	(1,500)	(2,115)	(15,828)
Other financial income / (expense), net	(12)	(176)	(92)	(19)	(7,678)
Other income / (expense), net	83	113	(59)	193	(262)

Income before income taxes	3,658	11,064	20,516	26,444	27,875
Income taxes	(1,132)	(2,764)	(5,441)	(4,614)	(5,346)

Minority interests	—	—	—	—	(2,261)

Net income	$2,526	$8,300	$15,075	$21,830	$20,268

Net income per common share, basic	$0.26	$0.68	$0.98	$1.34	$1.07

Net income per common share, diluted	$0.25	$0.66	$0.96	$1.31	$1.05

Average number of outstanding shares of common stock at year end	10,007	12,535	15,747	16,718	19,213

	December 31
	2001	2002	2003	2004	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,466	$2,237	$6,229	$10,491	$60,745
Working capital	6,883	14,373	35,016	50,910	85,950
Total assets	68,977	130,800	187,470	291,704	1,084,472
Long-term debt and capital lease obligations, less current portion	3,495	6,623	497	4,013	428,844
Stockholders’ equity	20,756	41,381	83,054	120,316	374,942

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.

This report contains forward-looking statements, which provide our current expectations or forecasts of future events. These forward-looking statements may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth, liquidity, prospects, strategies and the industry in which the Company operates, as well as the integration of Polmos Bialystok and Bols and the effect of such acquisitions on the Company;

•	statements about the level of our costs and operating expenses relative to the Company revenues, and about the expected composition of the Company’s revenues;

•	statements about integration of the Company’s acquisitions;

•	information about the impact of Polish regulations on the Company business;

•	other statements about the Company’s plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, the development of the industry in which we operate, and the effects of the acquisitions of Bols and Bialystok on us may differ materially from those anticipated in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

We urge you to read and carefully consider the items of the other reports that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect our future performance and the industry in which we operate, including the risk factors described elsewhere in this Annual Report on Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur.

You should not unduly rely on these forward-looking statements, because they reflect our judgment only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect on the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements referred to above and contained elsewhere in this report.

The following discussion and analysis provides information which management believes is relevant to the reader’s assessment and understanding of the Company’s results of operations and financial condition and should be read in conjunction with the Consolidated Financial Statements and the notes thereto found elsewhere in this report.

Overview

2005 was another eventful year for CEDC during which we achieved sales of approximately $749 million and operating income of approximately $52 million. This represents an increase of 29% for net sales and an increase of 82% for operating income over the 2004 results. These increases were driven mainly by our growth arising from the acquisitions of production companies.

Following the completion of the Bols and Bialystok acquisitions, in 2005 the Company became the leading producer of vodka in Poland and the fourth largest producer of Vodka worldwide. As a result of these production acquisitions, the Company produces over 8 million nine liter cases per year, which represents 32% of the market share of vodka sold in Poland. Brands that were acquired as part of this transaction include four of the top ten brands sold in Poland, Absolwent, the top selling vodka in Poland, Bols Vodka, Zubrowka and Soplica. In addition to domestic sales, the Zubrowka vodka brand is already being exported to countries such as France, the United Kingdom and Japan and others where we currently sell approximately 170,000 cases of per year worldwide.

Our import portfolio grew by 21% by value in 2005, led by the continuing strong performance of our new world wines from Chile, Australia and California, the number one selling imported brandy, Metaxa, the number one selling liqueur range Bols Liqueurs, and the number one selling imported tequila, Sierra.

Also in 2005, the Company purchased 100% of the shares of three distribution companies located around Poland increasing our sales reach to over 39,000 retail outlets on a next day basis through our nationwide distribution platform. The Company now has over 2,900 dedicated employees, including a sales force of 697 people ensuring our customers receive competitive pricing and reliable next day service.

The following discussion and analysis summarize the significant factors affecting our consolidated results of operations for the year ended December 31, 2005. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes.

Effect of Acquisitions of Distributors

As part of our strategy to increase distribution capacity we have acquired and will continue to acquire existing distributors, particularly in regions where we do not have a leading position. The distributors we acquire are primarily involved in the vodka distribution business and are among the leading distributors in their regions. Over the past seven years, we have acquired 15 distributors throughout Poland. Typically, we purchase these distributors with cash and shares of our common stock. For the twelve months ending December 31, 2005 these acquisitions have had a positive impact of on the results of the Company accounting for approximately 5% of our consolidated net sales and income. The following table sets forth our acquisitions of distributors for the periods covered in this analysis.

Name of acquired distributors and dates of acquisition (since January 1, 2005):

Delikates Sp. z o.o.	April 28, 2005

Imperial Sp. z o.o.	August 16, 2005

Krokus Sp. z o.o.	December 14, 2005

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

The Bols Acquisition

On August 17, 2005 the Company completed a share sale agreement with Takirra Investment Corporation, Rémy Cointreau S.A. and Botapol Management B.V. (an indirect subsidiary of Rémy Cointreau) to acquire 100% of the outstanding capital stock of Botapol Holding B.V., which itself owns 100% of the outstanding capital stock of both Bols, its principal operating subsidiary, and Hillcroft Sp. z o.o. Bols is a leading producer and marketer of premium vodkas and a leading importer of premium spirits and wines in Poland.

The Bialystok Acquisition

On October 12, 2005 the Company acquired 61% of the capital stock of Polmos Bialystok S.A., one of the leading producers of vodka in Poland. Thereafter, the Company purchased an additional 5% of the capital stock of Polmos Bialystok in the open market. As of December 31, 2005, the Company owned 66% of Polmos Bialystok’s outstanding capital.

Effect of Exchange Rate and Interest Rate Fluctuations

As a result of the issuance of the Company’s €325 million Senior Secured Notes due 2012, we are exposed to foreign exchange movements. Movements in the EUR-Polish Zloty exchange rate will require us to revalue our liability on the Senior Secured Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of December 31, 2005, the Company had outstanding two hedge contracts for a seven year interest rate swap agreement. The first swap agreement exchanged a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) and the second swap exchanged the variable Euro coupon to a variable Polish Zloty coupon (CIRS). The net impact is a variable Polish Zloty based coupon amount based upon six month Warsaw inter-bank rate (WIBOR) applied to a notional amount of 1,270.4 million Polish Zloty. As the CIRS described above does not qualify for hedge accounting under SFAS 133, the mark to market valuation of the hedge as well as the revaluation of the Senior Secured Notes are included in the results of operations.

Because the Company’s functional currency is the Polish Zloty but its reporting currency is the U.S. Dollar, the translation effects of fluctuations in the exchange rate have impacted the Company’s financial condition and results of operations and have affected the comparability of our results between financial periods. Using period end National Bank of Poland exchange rates, which were used to translate the period end balance sheets, the exchange rate for the Polish Zloty as of December 31, 2005 was 3.26 Polish Zloty per U.S. Dollar, compared to 2.99 Polish Zloty per U.S. Dollar as of December 31, 2004.

Results of Operations:

Twelve months ended December 31, 2005 compared to twelve months ended December 31, 2004

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Twelve months Ended December 31,
	2005	2004
Sales	$828,918	$580,744
Excise taxes	(79,503)	—
Net Sales	749,415	580,744
Cost of goods sold	627,368	506,413

Gross Profit	122,047	74,331

Operating expenses	70,404	45,946

Operating Income	51,643	28,385

Non operating income /(expense)
Interest income expense, net	(15,828)	(2,115)
Other financial expense, net	(7,678)	(19)
Other income/(expense), net	(262)	193

Income before taxes	27,875	26,444
Income tax expense	5,346	4,614

Minority interests	2,261	—

Net income	$20,268	$21,830

Net income per share of common stock, basic	$1.07	$1.34

Net income per share of common stock, diluted	$1.05	$1.31

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and value added tax. Total net sales increased by approximately 29.1%, or $168.7 million, from $580.7 million for the twelve months ended December 31, 2004 to $749.4 million for the twelve months ended December 31, 2005. This increase in sales is due to the following factors:

Net Sales for twelve months ended December 31, 2004	$580,744
Increase from acquisitions	112,376
Existing business sales growth	56,295

Net sales for twelve months ended December 31, 2005	$749,415

The sales growth is driven by the following:

•	Acquisitions which provided an additional $112.4 million of sales for the twelve months ended December 31, 2005.

•	Increased sales of imported products. Excluding imports from acquired businesses in 2005, growth of imports increased by approximately 14.2%, or $4.3 million, from $30.3 million for the twelve months ended December 31, 2004 to $34.6 million for the twelve months ended December 31, 2005.

•	The strength of the Polish Zloty versus the U.S. Dollar for the twelve months ended December 31, 2005 as compared to the strength of the Polish Zloty versus the U.S. Dollar for the twelve months ended December 31, 2004. Based upon average exchange rates for the twelve months ended December 31, 2005 and 2004, the Polish Zloty appreciated by approximately 9%.

Sales of high margin import products are one of the key strategies of the Company. Sales of exclusive imported beers, spirits and wines for the twelve months ended December 31, 2004 and 2005 are highlighted below on a pro forma basis. This table includes the full sales of imports from the Bols Poland business for the twelve months ended December 31, 2004 and 2005, on a pro-forma basis.

Twelve Months Ended December 31, (Proforma Sales in $000’s)	2005	2004	%
Imported Beers	6,117	6,529	-6.3
Imported Spirits	24,314	19,074	27.5
Imported Wines	29,409	23,972	22.7

Total Imported Product	59,840	49,575	20.7

Gross Profit

Total gross profit increased by approximately 64.2%, or $47.7 million, to $122.0 million for the twelve months ended December 31, 2005, from $74.3 million for the twelve months ended December 31, 2004, reflecting the effect of the acquisitions of Bols and Bialystok and sales growth in the twelve months ended December 31, 2005. Gross margin increased from 12.8% of net sales for the twelve months ended December 31, 2004 to 16.3% of net sales for the twelve months ended December 31, 2005. This increase in gross margin resulted from the acquisitions of Bols and Bialystok as well as changes in sales mix, including growth in the sales of exclusive imported products. Gross margins on products produced by the Company are higher than gross margins on products supplied by third-party producers.

Operating Expenses

Operating expenses consist of selling, general, administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and bad debt provision. Total operating expenses increased by approximately 53.4%, or $24.5 million, from $45.9 million for the twelve months ended December 31, 2004 to $70.4 million for the twelve months ended December 31, 2005. Approximately $18.2 million of this increase resulted primarily from the effects of acquisitions in 2004 and 2005 and the remainder of the increase resulted primarily from the growth of the business. The table below sets forth the items of operating expenses.

Twelve Months Ended December 31,	2005	2004
	($ in thousands)
S,G&A	$55,925	$39,667
Marketing.	9,082	2,107
Depreciation and amortization	4,413	3,414
Bad debt provision	984	758

	$70,404	$45,946

S,G&A consists of salaries, warehousing and transportation costs and administrative expenses. S,G&A increased by approximately 40.8%, or $16.2 million, from $39.7 million for the twelve months ended December 31, 2004 to $55.9 million for the twelve months ended December 31, 2005. Approximately $17.9 million of this increase resulted primarily from the effects of acquisitions in 2004 and 2005 and the remainder of the increase resulted primarily from the growth of the business and the 9% appreciation of the Zloty. As a percent of sales, SG&A has increased from 6.8% of net sales in the twelve months ended December 31, 2004 to 7.5% of net sales in the twelve months ended December 31, 2005 primarily due to the Bols and Bialystok acquisitions, as production companies run a higher SG&A as a percent of sales than distribution companies.

As part of the Company’s entrance into brand ownership, and costs related to the promotion of our own brands, marketing expenses have increased by $7.0 million from $2.1 million for the twelve months ended

December 31, 2004 to $9.1 million for the twelve months ended December 31, 2005. Included in this increase are marketing costs related to the acquired brands, which on an annualized basis would represent approximately 2% of net sales revenue.

Depreciation and amortization increased by approximately 29.4%, or $ 1.0 million, from $3.4 million for the twelve months ended December 31, 2004 to $4.4 million for the twelve months ended December 31, 2005. This increase resulted primarily from the effect of business acquisitions.

Bad debt expense remained stable at approximately 0.1% of net sales.

Operating Income

Total operating income increased by approximately 81.7%, or $23.2 million, from $28.4 million for the twelve months ended December 31, 2004 to $51.6 million for the twelve months ended December 31, 2005. This increase resulted primarily from our acquisitions. Operating margin increased from 4.9% of net sales for the twelve months ended December 31, 2004 to 6.9% of net sales for the twelve months ended December 31, 2005. The increase in operating margin is due primarily to the higher gross profit margin as described above.

Interest and Other Financial Expenses

Total interest expense increased by approximately 652.4%, or $13.7 million, from $2.1 million for the twelve months ended December 31, 2004 to $15.8 million for the twelve months ended December 31, 2005. This increase resulted primarily from interest on, and amortization of, the financial cost of our €325 million of Senior Secured Notes issued in July 2005 to finance the Bols and Bialystok acquisitions. In addition, the Company had additional short-term borrowings used to finance the deposit payment in connection with the Bialystok acquisition as well as pre-fund interest and penalty into the escrow account as required by the terms of the Senior Secured Notes. These loans were fully repaid as of December 31, 2005.

Excluding interest from the bond debt and acquisition related financing, net working capital interest for the 12 months ending December 31, 2005 was $1.6 million as compared to $2.1 million for the twelve months ended December 31, 2004. This reduction is primarily due to lower interest rates in Poland. The six month Warsaw Interbank Rate (WIBOR) was 6.61% as of December 31, 2004 and 4.60% as of December 31, 2005.

Interest expense on the Senior Secured Notes began to accrue as of July 25, 2005 although the proceeds were not used until August 2005, for the Bols closing, and October 2005, for the Bialystok closing.

Other financial expenses relate primarily to the impact of movements in exchange rates and the cost of hedges. For the twelve months ended December 31, 2005, these costs include $1.6 million of exchange rate losses incurred during the closing of the Bols acquisition, $4.1 million of acquisition related hedges, and $2.5 million representing the net impact of the revaluation of the Senior Secured Notes and coupon hedges.

Income Tax

Included in income tax expense for the 12 months ended December 31, 2005 is a tax penalty payment of $146.0 related to a tax case that arose in 2003. Excluding this write off, the effective tax rate is 18,7%, which is driven primarily by the tax rate in Poland of 19%, where all of our income is generated.

Twelve months ended December 31, 2004 compared to twelve months ended December 31, 2003

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Twelve months Ended December 31,
	2004	2003
Sales	$580,744	$429,118
Excise taxes	—	—
Net Sales	580,744	429,118
Cost of goods sold	506,413	372,638

Gross Profit	74,331	56,480

Operating expenses	45,946	34,313

Operating Income	28,385	22,167

Non operating income /(expense)
Interest expense, net	(2,115)	(1,500)
Other financial expense, net	(19)	(92)
Other income/(expense), net	193	(59)

Income before taxes	26,444	20,516
Income tax expense	4,614	5,441

Minority interests	—	—

Net income	$21,830	$15,075

Net income per share of common stock, basic	$1.34	$0.98

Net income per share of common stock, diluted	$1.31	$0.96

Net Sales

Total net sales during the 12 months ended December 31, 2004 increased by approximately 35.3%, or $151.6 million, from $429.1 million during the twelve months ended December 31, 2003 to $580.7 million during the 12 months ended December 31, 2004. This increase resulted primarily from the full year effects of the acquisitions in 2003 and the partial year effects of acquisitions in 2004. Net sales from existing operations increased by approximately 10.7%, or $46.0 million, from $429.1 million during the twelve months ended December 31, 2003 to $475.1 million during the twelve months ended December 31, 2004. This increase resulted primarily from the appreciation of the Polish Zloty against the U.S. dollar by 9% during the twelve months ended December 31, 2004 and improved sales productivity. This increase was offset in part from the downsizing of operations of a subsidiary acquired in April 2003, which was contemplated at the time of the acquisition. Excluding the downsizing, net sales from continuing operations increased by approximately 13.7%.

Gross Profit

Total gross profit increased by approximately 31.5%, or $17.8 million, from $56.5 million during the twelve months ended December 31, 2003 to $74.3 million during the twelve months ended December 31, 2004. Total gross profit from existing operations increased by approximately 11.2% from $56.5 million during the twelve months ended December 31, 2003 to $74.3 million during the twelve months ended December 31, 2004. Gross margins decreased from 13.2% in during the twelve months ended December 31, 2003 to 12.8% during the twelve months ended December 31, 2004. This decrease resulted primarily from the lower gross margins in the acquired businesses. After we acquire a business, we seek to improve the acquired business’ gross margin by changing its portfolio mix to be consistent with ours, including increasing sales of higher margin imported products. It takes time to implement this strategy with the acquired businesses. Gross margin from continuing operations remained constant at 13.2% during the twelve months ended December 31, 2004 and 2003.

Operating Expenses

Total operating expenses increased 33.8%, or $11.6 million, from $34.3 million during the twelve months ended December 31, 2003 to $45.9 million during the twelve months ended December 31, 2004. This increase resulted primarily from the full year effects of acquisitions in 2003 and partial year effects of the acquisitions in 2004. Total operating expenses attributable to existing operations increased by approximately 12.8% to $38.7 million during the twelve months ended December 31, 2004 from $34.3 million during the twelve months ended December 31, 2003. This increase was in line with the growth in net sales from existing operations. As a percentage of total net sales, total operating expenses decreased from 8.0% in during the twelve months ended December 31, 2003 to 7.9% during the twelve months ended December 31, 2004. As a percentage of total net sales, total operating expenses attributable to existing operations was 8.1% during the twelve months ended December 31, 2004, as compared to 8.0% during the twelve months ended December 31, 2003.

Twelve Months Ended December 31,	2004	2003
	($ in thousands)
S,G&A	$41,774	$31,594
Depreciation and amortization	3,414	2,127
Bad debt provision	758	592

	$45,946	$34,313

S,G&A increased by approximately 32.3%, or $10.2 million, from $31.6 million during the twelve months ended December 31, 2003 to $41.8 million during the twelve months ended December 31, 2004. This increase resulted primarily from the full year effects of acquisitions in 2003 and partial year effects of the acquisitions in 2004. As a percentage of net sales, S,G&A decreased slightly from 7.4% to 7.2%.

Depreciation increased by approximately 61.9%, or $1.3 million, from $2.1 million during the twelve months ended December 31, 2003 to $3.4 million during the twelve months ended December 31, 2004. This increase resulted primarily from the full year effects of the acquisitions in 2003 and partial year effect of the acquisitions in 2004 as well as our continued investment in information technology systems upgrades and additional trucks and completion of a new distribution center.

Bad debt expense increased from $0.6 million during the twelve months ended December 31, 2003 to $0.8 million during the twelve months ended December 31, 2004. This increase was less than the rate of sales growth and was achieved through consistent management of the age profile of our trade receivables.

Operating Income

Total operating income increased by 27.9%, or $6.2 million, from $22.2 million during the twelve months ended December 31, 2003 to $28.4 million during the twelve months ended December 31, 2004. Operating margin decreased from 5.2% during the twelve months ended December 31, 2003 to 4.9% during the twelve months ended December 31, 2004. This decrease resulted primarily from the increase in depreciation expense and the impact of reduced gross margin as described above. Operating income attributable to existing operations increased by 8.6%, or $1.9 million, from $22.2 million in during the twelve months ended December 31, 2003 to $24.1 million during the twelve months ended December 31, 2004.

Interest and Other Financial Expenses

Total net interest expense increased by approximately 40.0%, or $0.6 million, from $1.5 million during the twelve months ended December 31, 2003 to $2.1 million during the twelve months ended December 31, 2004. This increase resulted primarily from higher average borrowings, consistent with business growth, and increases in the Polish zloty borrowing rates. The one month WIBOR increased from 5.41% at December 31, 2003, to 6.66% at December 31, 2004.

Income Tax

The total tax charge for during the twelve months ended December 31, 2004 was $4.6 million, or 17.4% of pre-tax profits. During the twelve months ended December 31, 2003, the total tax charge was $5.4 million, or 26.5% of pre-tax profits. The reduction in our effective tax rate resulted primarily from a change in Polish tax rates from 27% during the twelve months ended December 31, 2003 to 19% during the twelve months ended December 31, 2004.

Statement of Liquidity and Capital Resources

During the periods under review, the Company’s primary sources of liquidity were cash flows generated from operations, credit facilities, the issuance of the Senior Secured Notes and proceeds from options exercised. The Company’s primary uses of cash were to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The following table sets forth selected information concerning the Company’s consolidated cash flow during the periods indicated.

	Twelve months ended December 31, 2005	Twelve months ended December 31, 2004
	($ in thousands)
Cash flow from operating activities	34,082	8,861

Cash flow from investing activities	(460,113)	(9,337)

Cash flow from financing activities	476,371	635

Financial year 2005 cash flow

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations, return on investments, servicing of finance and taxation Net cash provided by operating activities for the twelve months ended December 31, 2005 was $34.1 million as compared to $8.9 million for the twelve months ended December 31, 2004. The primary drivers for the increase were overall business growth, improved supplier management and lower inventory levels relative to sales. Working capital movements contributed $6.4 million of cash inflows for the twelve months ended December 31, 2005 as compared to $17.4 million of cash outflows for the twelve months ended December 31, 2004. Included in the changes in operating assets and liabilities for the twelve months ended December 31, 2005 are movements in other accrued liabilities of $35.0 million, which relates to increased accruals, primarily for non-cash expenses of interest on the Senior Secured Notes and the mark to market on the Company’s coupon swap hedge.

Net cash flow from investing activities

Net cash flows from investing activities represent net cash used to acquire subsidiaries and fixed assets as well as proceeds from sales of fixed assets. Net cash used by investing activities for the twelve months ended December 31, 2005 was $460.1 million as compared to $9.3 million for the twelve months ended December 31, 2004. The primary drivers for the increase were the Bols acquisition that took place in August 2005 for $150.5 million, and the Bialystok acquisition that was finalized in October 2005 for $349.7 million. Included in cash flows from investing activities are net cash inflows of $35.6 million from sales of investments which were acquired as part of the Bialystok acquisition.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash provided by financing activities was $476.4 million for the twelve months ended December 31, 2005 as compared to $0.6 million in cash provided by financing activities for the twelve months ended December 31, 2004. The cash inflow from financing activities during the twelve months ended December 31, 2005 resulted primarily from the issuance of the Senior Secured Notes, which the Company closed at the end of July 2005 and proceeds from a private equity placement which the Company closed during October 2005.

Financial year 2004 cash flow

Net cash flow from operating activities

Net cash flow from operating activities increased to $8.9 million during the twelve months ended December 31, 2004 as compared to a net cash usage from operating activities of $8.3 million during the twelve months ended December 31, 2003. The increase in operating cash flow during the twelve months ended December 31, 2004 resulted primarily from an increase in our operating profit and a stabilization of the level of cash on delivery payments for purchasing of inventory as compared to prior years.

Net cash flow from investing activities

Net cash outflow from investing activities was $9.3 million during the twelve months ended December 31, 2004 as compared to a net cash outflow from investing activities of $5.5 million during the twelve months ended December 31, 2003. This change between the twelve months ended December 31, 2003 and the twelve months ended December 31, 2004 resulted primarily from an increased investment in information technology facilities and additional trucks and the completion of a new distribution center. Also, we spent $5.4 million during the twelve months ended December 31, 2004 on acquisitions of distributors as compared to spending of $3.9 million during the twelve months ended December 31, 2003.

Net cash flow from financing activities

Net cash flow from financing activities decreased to $0.6 million during the twelve months ended December 31, 2004 as compared to $17.1 million during the twelve months ended December 31, 2003. During the twelve months ended December 31, 2004, we received funds primarily from bank debt and the exercises of options, whereas during the twelve months ended December 31, 2003, $19.3 million also was received from a private placement of equity.

The Company’s Future Liquidity and Capital Resources

The Company’s primary uses of cash in the future will be to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The Company expects to fund these requirements in the future with cash flows from its operating activities, cash on hand, and the financing arrangements described below.

Financing Arrangements

Existing Credit Facilities

As of December 31, 2005, the Company had total debt outstanding under existing credit facilities in the Polish Zloty equivalent of approximately $26.7 million. In order to fund working capital and other liquidity requirements, the Company also has available non-committed credit lines with various banks and credit institutions. As of December 31, 2005, the amount of available, unutilized and uncommitted credit facilities was the Polish Zloty equivalent of approximately $62.6 million. These existing credit facilities are subject to renewal on an annual basis.

Senior Secured Notes

On July 25, 2005 the Company completed the issuance of €325 million 8% Senior Secured Notes due 2012. The Indenture governing the Senior Secured Notes contains certain restrictive covenants, including covenants limiting the Company’s ability to: make certain payments, including dividends or other distributions, with respect to the share capital of the parent or its subsidiaries; incur or guarantee additional indebtedness or issue preferred stock; make certain investments; prepay or redeem subordinated debt or equity; create certain liens or enter into sale and leaseback transactions; engage in certain transactions with affiliates; sell assets or consolidate or merge with or into other companies; issue or sell share capital of certain subsidiaries; and enter into other lines of business.

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

We currently believe that the Company’s operating cash flow and available cash, together with the financing arrangements described above, will be sufficient to fund our working capital needs, anticipated capital expenditure and debt service requirements, excluding larger acquisitions that we may consider from time to time, for at least the next several years.

Capital Expenditure

Our net capital expenditure on tangible fixed assets for the twelve months ending December 31, 2005, 2004, and 2003 was $5.1 million, $3.9 million and $1.6 million, respectively. Capital Expenditures during the twelve months ended December 31, 2005 were used primarily for investments in fleet, information systems and plant maintenance. Capital expenditures during the twelve months ended December 31, 2004 were used primarily for investment in information technology systems upgrades and additional trucks and completion of a new distribution center. Capital expenditure during the twelve months ended December 31, 2003 were used primarily for investment in our fleet of trucks as part of our plan to update the fleets of several of our subsidiaries.

We have estimated that maintenance capital expenditure for 2006, 2007 and 2008 for our existing business combined with our acquired businesses will be approximately $6.0 to $8.0 million per year. Future capital expenditure is expected to be used for our continued investment in information technology, trucks, and routine improvements to the production facilities. In addition, the Company has planned certain additional capital projects for a new rectification facility and warehouse upgrades in 2006 and 2007 are expected to require approximately $10 million to $15 million of capital expenditures. Pursuant to our acquisition of Polmos Bialystok, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish Zloty (approximately $23 million based on year end exchange rate) during the five years after the consummation of the acquisition.

A substantial portion of these future capital expenditure amounts are discretionary, and we may adjust spending in any period according to our needs. We currently intend to finance all of our capital expenditure through cash generated from operating activities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2005:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(unaudited)
	($ in thousands)
Long-term debt obligations	367,584	—	9	—	367,575
Interests on long-term debts	202,800	31,200	62,400	62,400	46,800
Short-term debt obligations	26,747	26,747	—	—	—
Operating leases	7,094	1,734	3,064	2,296	—
Capital leases	4,783	3,328	1,455	—	—

Total	$609,008	$63,009	$66,928	$64,696	$414,375

Effects of Inflation and Foreign Currency Movements

Inflation in Poland is projected at 1.5% to 2.0% for 2006, compared to actual inflation of 2.1% in 2005.

The Company’s operating cash flows and substantially all of its assets are denominated in Polish Zloty. This means that the Company is exposed to translation movements both on its balance sheet and income statement. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the income statement is by the movement of the average exchange rate used to restate the income statement from Polish Zloty to U.S. Dollars. The amounts shown as exchange rate gains or losses on the face of the income statement relate only to realized gains or losses on non Polish Zloty denominated transactions.

As a result of the issuance of the Company’s €325 million Senior Secured Notes due 2012, we are exposed to foreign exchange movements. Movements in the EUR-Polish Zloty exchange rate will require us to revalue our liability on the Senior Secured Notes, the impact of which will be reflected in the results of the Company’s operations. In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of December 31, 2005, the Company had outstanding two hedge contracts for a seven year interest rate swap agreement. The first swap agreements exchanged a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) and the second swap exchanged the variable Euro coupon to a variable Polish Zloty coupon (CIRS). The net impact is a variable Polish Zloty based coupon amount based upon six month Warsaw inter-bank rate (WIBOR) applied to a notional amount of 1,270.4 million Polish Zloty. As a result of this, movements in the underlying WIBOR rates will impact the results of our operations. In addition as the CIRS described above does not qualify for hedge accounting under SFAS 133, the mark to market valuation of the hedge will impact the results of operations. See item 7A, “Quantitative and Qualitative Disclosure about Market Risk”.

As at December 31, 2005, the exchange rate for the Polish Zloty versus the U.S. Dollar was 3.26, a change of 9.0% from December 31, 2004 at which time the exchange rate was 2.99 Polish Zloty per dollar.

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

Goodwill and Intangibles

Following the introduction of SFAS 142, acquired goodwill is no longer amortized. Instead the Company assesses the recoverability of its goodwill at least once a year or whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support the recorded goodwill. If undiscounted cash flows are not sufficient to support the goodwill, an impairment charge would be recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. No such charge has been considered necessary through the date of the accompanying financial statements. Intangibles are amortized over their effective useful life. In estimating fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings, and other factors. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If these estimates or their related assumptions change in the future, the Company may be required to record and impairment loss for the assets.

In connection with the Bols and Bialystok acquisitions, the Company has acquired trademark rights to various brands, which were capitalized as part of the purchase price allocation process. As these brands are well established they have been assed to have an indefinite life. These trademarks rights will not be amortized; however, management assesses them at least once a year for impairment.

The calculation of the impairment charge for goodwill and indefinite lived intangible assets, requires the use of estimates. Factoring in a deviation of 10% for the discount rate as compared to management’s estimate, there would still be no need for an impairment charge against goodwill.

Accounting for Business Combinations

The acquisition of businesses is an important element of the Company’s strategy. We account for our acquisitions under the purchase method of accounting in accordance with SFAS 141, Business Combinations, and allocate the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The determination of the values of the assets acquired and liabilities assumed, as well as associated asset useful lives, requires management to make estimates. The Company’s acquisitions typically result in goodwill and other intangible assets; the value and estimated life of those assets may affect the amount of future period amortization expense for intangible assets with finite lives as well as possible impairment charges that may be incurred.

The calculation of purchase price allocation requires judgment on the part of management in determining the valuation of the assets acquired and liabilities assumed.

Derivative Instruments

The Company is exposed to market movements from changes in foreign currency exchange rates that could affect the Company’s results of operations and financial condition. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value.

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

At the inception of a transaction the Company documents the relationship between the hedging instruments and hedged items, as well as its risk management objective. This process includes linking all derivatives designated to specific firm commitments or forecasted transitions. The Company also documents its assessment, both at the hedge inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items.

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

In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. The Company adopted SFAS 151 on January 1, 2006. The Company does not believe that the adoption of SFAS 151 will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

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

If the U.S. dollar increases in value against the Polish zloty, the value in U.S. Dollars of assets, liabilities, revenues and expenses originally recorded in Polish zloty will decrease. Conversely, if the U.S. dollar decreases in value against the Polish zloty, the value in U.S. dollars of assets, liabilities, revenues and expenses originally recorded in Polish zloty will increase. Thus, increases and decreases in the value of the U.S. dollar can have a material impact on the value in U.S. dollar of our non-U.S. dollar assets, liabilities, revenues and expenses, even if the value of these items has not changed in their original currency.

Our commercial foreign exchange exposure mainly arises from the fact that substantially all of our revenues are denominated in Polish zloty, and our Senior Secured Notes are denominated in Euros. This Euro debt has been lent down to the operating subsidiary level in Poland, thus exposing the Company to movements in the

Euro/Polish Zloty exchange rate. Every 1% movement in this exchange rate would result in an approximately $3.5 million change in the valuation of the liability with the offsetting pre-tax gains or losses recorded in the profit and loss of the Company.

Because all of our working capital financing is at floating rates, changes in interest rates may impact our net interest expense, positively in the event of a reduction in base rates and adversely should base rates increase. A 1 basis point change in the change of our base rates for working capital financing would result in an approximately $26.7 thousand increase or decrease in our borrowing costs, based upon year end working capital facilities utilized.

As of December 31, 2005, the Company had outstanding two hedge contracts for a seven year interest rate swap agreement. The first swap agreements exchanged a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) and the second swap exchanged the variable Euro coupon with a variable Polish Zloty coupon (CIRS). The net impact is a variable Polish Zloty based coupon amount based upon six month Warsaw inter-bank rate (WIBOR) applied to a notional amount of 1,270.4 million Polish Zloty. As a result of this, movements in the underlying WIBOR rates will impact the results of our operations. In addition, as the IRS described above does not qualify for hedge accounting under SFAS 133, the mark to market valuation of the hedge will impact the results of operations. Any increases in Polish Zloty interest rates or appreciation of the Polish Zloty will result in a reduction in the valuation of this hedge, conversely any reduction in Polish Zloty interest rates or devaluation of the Polish Zloty will result in a increase in the valuation of this hedge.

The Company does not have any financial instruments held for trading purposes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Central European Distribution Corporation:

We have completed integrated audits of Central European Distribution Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 present fairly, in all material respects, the financial position of Central European Distribution Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, Management has excluded Botapol Holding B.V., Polmos Bialystok S.A., Delikates Sp.z o.o., Imperial Sp. z o.o., Krokus Sp. z o.o. from its assessment of internal control over financial reporting as of December 31, 2005 because these companies were acquired by the Company in purchase business combinations during the year ended December 31, 2005. We have also excluded Botapol Holding B.V., Polmos Bialystok S.A., Delikates Sp. z o.o., Imperial Sp. z o.o. and Krokus Sp. z o.o. from our audit of internal control over financial reporting. These companies are subsidiaries of Central European Distribution Corporation that are controlled by ownership of a majority voting interest, whose total assets and total revenues represent 11.6% and 10.7% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

PricewaterhouseCoopers Sp. z o.o.

Warsaw, Poland

March 14, 2006

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED BALANCE SHEETS

Amounts in columns expressed in thousands

	December 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$60,745	$10,491
Short term financial assets	4,269	—
Accounts receivable, net of allowance for doubtful accounts of $22,851 and $10,038, respectively	188,029	131,799
Inventories	73,411	64,372
Prepaid expenses and other current assets	19,198	10,801
Deferred income taxes	5,847	822

Total Current Assets	351,499	218,285

Trademarks, net	316,821	2,543
Goodwill, net	372,664	51,370
Equipment, net	39,784	17,387
Deferred income taxes	2,361	1,684
Other assets	1,343	435

Total Assets	$1,084,472	$291,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$112,838	$115,678
Bank loans and overdraft facilities	26,747	37,396
Income taxes payable	672	651
Taxes other than income taxes	59,387	3,108
Other accrued liabilities	62,577	7,338
Current portions of obligations under capital leases	3,328	2,970
Current portion of long-term debt	—	234

Total Current Liabilities	265,549	167,375

Long-term debt, less current maturities	9	1,873
Long-term obligations under capital leases	1,455	2,140
Long-term obligations under Senior Secured Notes	367,575	—
Deferred income taxes	59,805	—

Total Long Term Liabilities	428,844	4,013

Minority interests	15,137	—

Stockholders’ Equity
Common Stock ($0.01 par value, 40,000,000 shares authorized, 23,885,245 and 16,677,045 shares issued at December 31, 2005 and December 31, 2004, respectively)	239	166
Additional paid-in-capital	296,574	55,663
Retained earnings	72,634	52,366
Accumulated other comprehensive income	5,645	12,271
Less Treasury Stock at cost (164,025 shares at December 31, 2005 and 2004)	(150)	(150)

Total Stockholders’ Equity	374,942	120,316

Total Liabilities and Stockholders’ Equity	$1,084,472	$291,704

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Amounts in columns expressed in thousands

(except per share data)

	Year ended December 31,
	2005	2004	2003
PROFIT AND LOSS
Gross sales	$828,918	$580,744	$429,118
Excise taxes	(79,503)	—	—
Net sales	749,415	580,744	429,118
Cost of goods sold	627,368	506,413	372,638

Gross profit	122,047	74,331	56,480
Selling, general and administrative expenses	69,420	45,188	33,721
Bad debt provision	984	758	592

Operating income	51,643	28,385	22,167
Non-operating income / (expense)
Interest income / (expense), net	(15,828)	(2,115)	(1,500)
Other financial income / (expense), net	(7,678)	(19)	(92)
Other income / (expense), net	(262)	193	(59)

Income before income taxes	27,875	26,444	20,516
Income tax expense	5,346	4,614	5,441

Minority interests	2,261	—	—

Net income	$20,268	$21,830	$15,075

Net income per share of common stock, basic	$1.07	$1.34	$0.98

Net income per share of common stock, diluted	$1.05	$1.31	$0.96

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Amounts in columns expressed in thousands

	Common Stock
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2002	6,005	$60	73	$(150)	$27,381	$15,461	$(1,371)	$41,381

Net income for 2003						15,075		15,075
Foreign currency translation adjustment							1,125	1,125

Comprehensive income for 2003						15,075	1,125	16,200
Effect of stock split June 2, 2003	3,003	30	36		(30)
Redeemable common stock					1,781			1,781
Common stock issued in private placement	1,350	14			19,294			19,308
Common stock issued in connection with options	366	4			2,031			2,035
Common stock issued in connection with acquisitions	152	1			2,348			2,349
Balance at December 31, 2003	10,876	$109	109	$(150)	$52,805	$30,536	$(246)	$83,054

Net income for 2004						21,830		21,830
Foreign currency translation adjustment							12,517	12,517

Comprehensive income for 2004						21,830	12,517	34,347
Effect of stock split May 2, 2004	5,438	54	55		(54)
Common stock issued in connection with options	312	3			1,778			1,781
Common stock issued in connection with acquisitions	51				1,134			1,134
Balance at December 31, 2004	16,677	$166	164	($150)	$55,663	$52,366	$12,271	$120,316

Net income for 2005	—	—			—	20,268	—	20,268
Foreign currency translation adjustment	—	—			—	—	(6,626)	(6,626)

Comprehensive income for 2005	—	—			—	20,268	(6,626)	13,642
Common stock issued in private placement	3,360	34			111,560			111,594
Common stock issued in connection with options	438	5			3,201			3,206
Common stock issued in connection with acquisitions	3,410	34			126,150	—	—	126,184
Balance at December 31, 2005	23,885	239	164	($150)	$296,574	$72,634	$5,645	$374,942

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Amounts in columns expressed in thousands

	Year ended December 31,
	2005	2004	2003
CASH FLOW
Operating Activities
Net income	$20,268	$21,830	$15,075
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	4,529	3,414	2,127
Deferred income taxes	(317)	228	698
Bad debt provision	984	758	592
Minority interests	2,261	—	—
Changes in operating assets and liabilities:
Accounts receivable	(23,730)	(23,495)	(6,862)
Inventories	(238)	(21,245)	(4,143)
Prepayments and other current assets	(6,575)	(2,090)	(1,183)
Trade accounts payable	(7,149)	29,424	(14,156)
Income and other taxes	9,015	993	766
Other accrued liabilities and other	35,034	(956)	(1,166)

Net Cash provided by Operating Activities	34,081	8,861	(8,252)

Investing Activities
Investment in distribution assets	(8,091)	(5,449)	(2,292)
Proceeds from the disposal of equipment	2,454	1,490	647
Purchase of financial assets	(79,412)	(5,378)	(3,874)
Proceeds from the disposal of financial assets	115,028	—	—
Acquisitions of subsidiaries, net of cash acquired	(490,092)	—	—

Net Cash Used In Investing Activities	(460,113)	(9,337)	(5,519)

Financing Activities
Borrowings on bank loans and overdraft facility	4,804	7,604	7,019
Payment of bank loans and overdraft facility	(13,565)	(4,029)	—
Long-term borrowings	—	1,518	—
Payment of long-term borrowings	(6,438)	(4,400)	(9,935)
Payment of capital leases	(1,676)	(1,838)	(1,297)
Net Borrowings of Senior Secured Notes	378,447	—	—
Net proceeds from private placement issuance of shares	111,594	—	19,308
Options exercised	3,205	1,780	2,035

Net Cash provided by Financing Activities	476,371	635	17,130

Currency effect on brought forward cash balances	(86)	4,103	633
Net Increase / (Decrease) in Cash	50,254	4,262	3,992
Cash and cash equivalents at beginning of period	10,491	6,229	2,237

Cash and cash equivalents at end of period	$60,745	$10,491	$6,229

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries (Note 2)	$126,156	$2,390	$1,803
Capital leases	$962	$2,872	$2,028

Supplemental disclosures of cash flow information
Interest paid	$2,669	$2,078	$1,633
Income tax paid	$4,580	$2,636	$5,221

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts in columns expressed in thousands

1. Organization and Significant Accounting Policies

Organization and Description of Business

Central European Distribution Corporation (“CEDC”), a Delaware corporation, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. Historically the Company has operated as a distributor and importer of alcoholic beverages in Poland. Recently, however, the Company has vertically integrated into production and brand ownership through the acquisition of 100% of Bols Poland in August 2005 and 66% of Polmos Bialystok in October 2005. Bols and Polmos Bialystok are leading producers and marketers of premium vodkas in Poland. Following these acquisitions the Company is one of the largest vodka producers, and the leading distributor and importer of alcoholic beverages in Poland. The Company is based in Warsaw and operates through two plants, 15 distribution centers and 78 satellite branches.

CEDC derives most of its revenues in Poland through its various subsidiaries.

Significant Accounting Policies

The significant accounting policies and practices followed by the Company are as follows:

Basis of Presentation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our Company consolidates all entities that we control by ownership of a majority voting interests. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in Polish Zloties (PLN) in accordance with Polish statutory requirements and the Accounting Act of 29 December 1994. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP).

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

The exchange rates used on Polish zloty denominated transactions and balances for translation purposes as of December 31, 2005 and 2004 for one U.S. Dollar were 3.2613 PLN and 2.9904 PLN, respectively.

Tangible Fixed Assets

Tangible fixed assets are stated at cost, less accumulated depreciation. Depreciation of tangible fixed assets is computed by the straight-line method over the following useful lives:

Type	Depreciation life in years
Transportation equipment including capital leases	5
Production equipment	10
Software	5
Computers and IT equipment	3
Beer dispensing and other equipment	2-10
Freehold land	Not depreciated
Freehold buildings	40

Leased equipment meeting appropriate criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on a straight-line method over the useful life of the relevant assets.

Where the cost of equipment is less than $1,000 per transaction, it is expensed to the income statement as incurred.

The Company periodically reviews its investment in tangible fixed assets and when indicators of impairment exist, an impairment loss is recognized.

Goodwill

As required by SFAS 142, acquired goodwill is no longer amortized. Instead the Company assesses the recoverability of its goodwill at least once a year or whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for business units of a similar economic nature may not be sufficient to support the recorded goodwill. If undiscounted cash flows were to be insufficient to support the goodwill, an impairment charge would be recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business units. No such charge has been considered necessary through the date of the accompanying financial statements.

Purchase price allocations

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

Intangible assets other than Goodwill

Intangibles consist primarily of acquired trademarks relating to well established brands, and as such have been deemed to have an indefinite life. In accordance with SFAS 142, intangible assets with an indefinite life are

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

not amortized but are reviewed at least annually for impairment. Additional intangible assets include the valuation of customer contracts arising as a result of acquisitions, these intangible assets are amortized over their estimated useful life of 8 years.

Impairment of long lived assets

In accordance with SFAS 144, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of an asset exceeds it fair value.

Revenue Recognition

Sales are recognized when title passes to the customer, which is generally when the goods are shipped to customers and where a delivery acceptance note signed by the customer has been returned to the Company. Sales are stated net of turnover related customer discounts, an estimate of customer returns and sales tax (VAT). Net sales revenue includes excise tax except in the case where the sales is made directly from the production unit, in which case it is recorded net of excise tax.

Shipping and Handling Costs

Where the Company has incurred costs in shipping goods to its warehouse facilities these costs are recorded as part of inventory and then to costs of goods sold. Shipping and handling costs associated with distribution are recorded in Selling, General and Administrative (S,G&A) costs.

Accounts Receivable

Accounts receivables are recorded based on the invoice price, inclusive of VAT (sales tax), and where a delivery note has been signed by the customer and returned to the Company. The allowances for doubtful accounts are based upon the aging of the accounts receivable, whereby the Company makes an allowance based on a sliding scale. However, where circumstances require, the Company will also make specific provisions for any excess not provided for under the general provision. When a final determination is delivered to the Company regarding the non-recovery of a receivable, the Company then charges the unrecoverable amount to the accumulated allowance.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	December 31, 2005	December 31, 2004
Raw materials and supplies	$9,514	$—
In-process inventories	—	—
Finished goods and goods for resale	63,897	64,372

Total	$73,411	$64,372

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

Cost includes customs duty (where applicable), and all costs associated with bringing the inventory to a condition for sale. These costs include importation, handling, storage and transportation costs, and exclude rebates received from suppliers, which are reflected as reductions to closing inventory. Inventories are comprised primarily of beer, wine, spirits, packaging materials and non-alcoholic beverages.

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

Employee Retirement Provisions

The Company’s employees are entitled to retirement payment and in some cases payments for long-service (“jubilee awards”) and accordingly the Company provides for the current value of the liability related to these benefits. A provision is calculated based on the terms set in the collective labor agreement. The amount of the provision for retirement bonuses depends on the age of employees and the pre-retirement time of work for the Company and equals from 1 to 8 times the monthly salary.

The Company does not create a specific fund designated for these payments and all payments related to the benefits are charged to the income statement. The provision for the employees’ benefits is calculated annually using the projected unit method and any losses or gains resulting from the valuation are immediately recognized in the income statement.

The Company also contributes to State and privately managed defined contribution plans. Contributions to defined contribution plans are charged to the income statement in the period in which they are incurred.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

Employee Stock-Based Compensation

At December 31, 2005, the Company had in place the 1997 Stock Incentive Plan (“Incentive Plan”) under which all stock-based compensation awards are granted to directors, executives, and other employees and to non-employee service providers of the Company. The Incentive Plan is described more fully in Note 13. The Company accounts for grants to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For grants to employees, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2005	2004	2003
Net income as reported	$20,268	$21,830	$15,075
Pro forma net income	$18,388	$19,424	$11,973

Pro forma earnings per share:
Basic	$0.97	$1.19	$0.79
Diluted	$0.96	$1.16	$0.76

Stock-based compensation awards are also granted to non-employee service providers under the Incentive Plan. The Company accounts for grants to non-employee service providers in accordance with the fair value method of FASB Statement No. 123.

Derivative Financial Instruments

The Company uses derivative financial instruments, including interest rate swaps and currency derivatives. Derivative financial instruments are initially recognized in the balance sheet at cost and are subsequently remeasured at their fair value. Changes in the fair value of derivative financial instruments are recognized periodically in either income or in shareholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge.

Generally, changes in fair values of derivative financial instruments accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivative financial instruments not qualifying as hedges are reported in income. At the inception of a transaction the Company documents the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking various hedge transactions. This process includes linking all derivatives designated to specific firm commitments or forecasted transactions. The Company also documents its assessment, both at the hedge inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

Comprehensive Income/(Loss)

Comprehensive income / (loss) is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income adjusted

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

by, among other items, foreign currency translation adjustments. The foreign translation losses/gains on the re-measurements from PLN to US dollars are classified separately as a component of accumulated other comprehensive income included in stockholders’ equity.

As of December 31, 2005, the Polish zloty exchange rate used to translate the balance sheet weakened as compared to the exchange rate as of December 31, 2004, and as a result a loss to comprehensive income was recognized. Additionally, translation gains and losses with respect to long-term subordinated inter-company loans with the parent company are charged to other comprehensive income. No deferred tax benefit has been recorded on the comprehensive income in regard to the long-term inter-company transactions with the parent company, as the repayment of any equity investment is not anticipated in the foreseeable future.

Segment Reporting

The Company primarily operates in one industry segment, the production and sale of alcoholic beverages. These activities are conducted by the Company’s subsidiaries in Poland. Substantially all revenues, operating profits and assets relate to this business. CEDC assets (excluding inter-company loans and investments) located in the United States of America represent less than 1% of consolidated assets.

Net Income per Common Share

Net income per common share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share (EPS) are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the year. The stock options and warrants discussed in Note 10 were included in the computation of diluted earnings per common share (Note 13).

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

In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS 151, requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

production overheads to inventory be based on the normal capacity of the production facilities. The Company adopted SFAS 151 on January 1, 2006. The Company does not believe that the adoption of SFAS 151 will have a material impact on our consolidated financial statements.

2. Acquisitions

The Company’s strategy and objectives in its acquisition policy have typically been to acquire strong regional alcohol distributors in order to build profitable market share, and to construct a nationwide distribution network in order to attract and retain national clients and strengthen its buying leverage.

During 2005, the Company expanded its acquisition strategy to vertically integrate into production and brand ownership by targeting and acquiring leading distilleries and their brands in Poland. Vertical integration is expected to expand margins as the Company integrates its distribution and production margins, add selling leverage to its distribution model, and tap into the growing international vodka markets with the Company’s own export brands. As a result of following this strategy, the Company has entered into two share purchase agreements as described further below and in Note 16.

The price paid by the Company in making its acquisitions is based on earnings projections of the acquired company operating under the Company’s business model.

On August 17, 2005 the Company completed a share sale agreement with Takirra Investment Corporation (“Takirra”), Rémy Cointreau S.A. (“Remy”), and Botapol Management B.V. (an indirect subsidiary of Rémy) to acquire 100% of the outstanding capital stock of Botapol Holding B.V. (“Botapol”), which itself owns 100% of the outstanding capital stock of both Bols, its principal operating subsidiary, and Hillcroft Sp. z o.o. (collectively referred to as “Bols”). Bols is a leading producer and marketer of premium vodkas and a leading importer of premium spirits and wines in Poland. The purchase price for Botapol was $270.0 million, payable in a combination of cash and shares of CEDC common stock. At closing, CEDC paid $147.9 million in cash and issued 3,382,838 shares of its common stock. Up to $5.0 million of the cash consideration may be reimbursed if the weighted average of the closing price of CEDC’s common stock exceeds $40.65 per share at any time during the period from twelve to eighteen months after the closing of the Bols Acquisition. As part of the Botapol acquisition, if the weighted average of the closing price of CEDC common stock over the four weeks immediately preceding the first anniversary of the closing date of the Botapol acquisition is below $32.59 per share, subject to customary adjustments, the Company will be liable to Remy and Takirra for payment of an additional amount in cash equal to the applicable price difference multiplied by 3,382,838, (the total number of shares of our common stock issued to the sellers as part of the purchase price). This will be accounted for as contingent consideration and should any additional amounts become due they will be treated as a purchase price adjustment. At the time of acquisition, Bols was exposed to certain tax penalties, for which the sellers have provided full indemnification to CEDC.

Upon closing of the acquisition the price per share for the 3,382,838 shares of common stock of CEDC was $37.01 based on the closing market price of CEDC common stock for the two days before and the two days after the acquisition announcement date (June 27, 2005). The cash consideration was financed by the release from escrow of the proceeds from the issuance of EUR 325.0 million of 8% Senior Secured Notes due 2012. The operations of Botapol are included in our income statement for the period from August 17, 2005 through December 31, 2005.

On July 11, 2005, the Company entered into a definitive share purchase agreement with the Treasury Ministry of Poland to purchase 61% of the outstanding capital stock of Polmos Bialystok S.A. for a total

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

purchase price of 1.06 billion Polish Zloty ($328.8 million based on the exchange rate as of October 12, 2005). The acquisition was subject to approvals from the Polish Anti-Monopoly Office and the Polish Securities and Stock Exchange Commission. Final permission was obtained in October 2005, and the transaction was closed on October 12, 2005. In addition, we purchased an additional 5% of the company in the open market, bringing our total ownership of Polmos Bialystok to 66%. Polmos Bialystok S.A.’s results are included in our income statement for the period from October 12, 2005 through December 31, 2005.

On April 28, 2005, the Company acquired 100% of the outstanding capital stock of Delikates, an alcohol distributor in central Poland, for a purchase price of approximately $2.4 million, of which $1.9 million was paid in cash and $0.5 million was paid in shares of common stock of the Company.

On August 16, 2005, the Company acquired 100% of the outstanding capital stock of Imperial, an alcohol distributor in the northeast of Poland, for a purchase price of approximately $2.3 million, of which $1.9 million was paid in cash and $0.4 million was paid in shares of common stock of the Company. The operations of Imperial are included in our income statement for the period from August 16, 2005 to December 31, 2005.

On December 14, 2005 the Company acquired 100% of the outstanding capital stock of Krokus, an alcohol distributor in western Poland for a nominal purchase price.

For the twelve months ended December 31, 2005, the fair value of assets purchased and liabilities assumed as at acquisition date are set forth in the below table:

	Bols	Polmos Bialystok	Other	Total Acquisitions
Current Assets	$47,629	$70,094	$3,727	$121,450
Property, plant, equipment and other assets	13,392	10,747	705	24,844
Trademarks	171,906	142,816	0	314,722

Total assets	232,927	223,657	4,432	461,016

Current liabilities	29,142	39,688	6,521	75,351
Non-current deferred tax liability	32,670	27,135	0	59,805
Non-current liabilities	0	4,508	54	4,562

Total liabilities assumed	61,812	71,331	6,575	139,718

Net assets	171,115	152,326	(2,143)	321,298
Minority interests	0	12,862	0	12,862

Net assets acquired	$171,115	$139,464	($2,143)	308,436

Consideration given
in cash	150,514	349,742	4,505	504,761
in shares	125,782	0	994	126,776
Consideration to be paid	0	0	0	0

Total consideration	276,296	349,742	5,499	631,537

Goodwill	105,181	210,278	7,642	323,101

Cash acquired	9,221	5,336	112	14,669

Net cash outflow	$141,293	$344,406	$4,393	$490,092

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

Included in the above balance sheets of Bols and Polmos Bialystok are provisions for employee termination costs, accounted for based upon current management estimates. Within twelve months from the date of acquisition, management expects to communicate the termination agreements to the relevant employees and any variances to the original estimate will be accounted for as a subsequent purchase price allocation. In addition there are certain contingent liabilities related to settlement of patent infringement claims, for which a reasonable estimate was not yet available. If within twelve months from the date of acquisition, a reasonable estimate is available, a provision for these claims may be recorded as a subsequent purchase price adjustment and which may increase goodwill.

During the second quarter of 2004, the Company acquired 100% of the voting rights of Miro Sp. z o.o. based in western Poland (June 2004) and Saol Sp. z o.o. (May 2004) based in the Krakow region. In the fourth quarter of 2004, the Company acquired 100% of the voting rights of Polnis Sp. z o.o. (October 2004) based in central Poland. The Company also acquired certain trading assets and liabilities related to alcohol distribution. The details of these transactions are listed below and have been accounted for as business combinations. For the twelve months ended December 31, 2004, the fair value of assets purchased and liabilities assumed as at acquisition date are set forth in the below table:

ASSETS
Current Assets
Cash and cash equivalents	$342
Accounts receivable, net of allowance for doubtful accounts	7,152
Inventories	3,184
Prepaid expenses and other current assets	37
Deferred income taxes	5

Total Current Assets	10,720

Equipment, net	560

Total Assets	$11,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$10,861
Bank loans and overdraft facilities	2,011
Income taxes payable	28
Taxes other than income taxes	(38)
Other accrued liabilities	897

Total Current Liabilities	13,759

Long-term debt, less current maturities	—

Net identifiable assets and liabilities	(2,479)
Goodwill on acquisition	13,458

Consideration paid, satisfied in shares	2,390
Consideration paid, satisfied in cash	5,720
Consideration to be paid, presented in liabilities	2,869

Cash (acquired)	$342

Net Cash Outflow	$5,378

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

The following table sets forth the unaudited pro forma results of operations of the Company for the twelve months periods ending December 31, 2005, 2004 and 2003. The unaudited pro forma results of operations give effect to the Company’s acquisitions as if they occurred on January 1, 2005, 2004 and 2003. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	2005	2004	2003
	unaudited
Net sales	$890,707	$620,345	$628,929
Net income	15,007	21,734	11,670
Net income per share data:
Basic earnings per share of common stock	$0.79	$1.33	$0.76
Diluted earnings per share of common stock	$0.78	$1.30	$0.74

3. Trade Receivables and Allowances for Doubtful Accounts

Changes in the allowance for doubtful accounts during each of the three years in the period ended December 31, 2005 were as follows:

	Year ended December 31,
	2005	2004	2003
Net trade receivables—excluding VAT	$164,487	$116,261	$79,058
VAT (sales tax)	46,393	25,576	17,393
Gross trade receivables	$210,880	$141,837	$96,451

Allowances for doubtful debts
Balance, beginning of year	$10,038	$6,380	$3,945
Effect of FX movement on opening balance	(834)	1,552	104
Provision for bad debts—reported in income statement	984	758	592
Charge-offs, net of recoveries	(4,088)	(621)	(964)
Increase in allowance from purchase of subsidiaries	16,751	1,969	2,703

Balance, end of year	$22,851	$10,038	$6,380

Trade receivables, net	$188,029	$131,799	$90,071

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

4. Equipment

Equipment, presented net of accumulated depreciation in the consolidated balance sheets, consists of:

	December 31, 2005	December 31, 2004
Land and buildings	$18,013	$7,641
Equipment	24,989	4,918
Motor vehicles	9,223	7,165
Motor vehicles under lease	9,624	6,040
Computer hardware and software	8,318	1,781

	70,167	27,545
Less—Accumulated depreciation	(30,383)	(10,158)

Total	$39,784	$17,387

5. Goodwill

Goodwill, presented net of accumulated amortization in the consolidated balance sheets, consists of:

	2005	2004
Acquisition Cost
Balance at January 1	$52,233	$36,308
Impact of foreign exchange	(2,130)	256
Additional purchase price adjustments	251	2,211
Acquisition through business combinations	323,101	13,458

Balance at December 31	373,455	52,233

Accumulated amortization
Balance at January 1	863	690
Impact of foreign exchange	(72)	173

Balance at December 31	791	863

NBV	$372,664	$51,370

Additional purchase price adjustments, represent fair value adjustments made to the book value of entities acquired in 2004, for which updated information became available after the original acquisition date.

Under SFAS No. 142 goodwill is no longer amortized but reviewed at the end of the fiscal year for impairment, or more frequently if certain indicators arise.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

6. Intangible Assets other than Goodwill

	December 31, 2005	December 31, 2004
Non-amortizable intangible assets:
Trademarks	314,722	—
Total	$314,722	—
Amortizable intangible assets:
Trademarks	$5,023	$4,261
Customer relationships	356	—
Less accumulated amortization	(3,280)	(1,718)
Total	$2,099	$2,543

Total intangible assets	$316,821	$2,543

The increase in Trademarks results from the acquisition of Botapol and Bialystok, the owners of the Bols, Soplica , Absolwent, Zubrowka, Batory and Palace Trademarks.

Management considers these brands to have high or market-leader brand recognition within their market segments based on the length of time they have existed, the comparatively high volumes sold and their general market positions relative to other products in their respective market segments. Taking the above into consideration, as well as the evidence provided by analyses of vodka products life cycles, market studies, competitive and environmental trends, Management assumes that these brands will generate cash flows for an indefinite period of time, and that the useful lives of these brands are indefinite. In accordance with SFAS 142, intangible assets with an indefinite life are not amortized but are reviewed at least annually for impairment.

Estimated aggregate future amortization expenses for intangible assets that have a definite life are as follows:

2006	$562
2007	562
2008	562
2009	308
2010 and above	105

Total	$2,099

Intangible assets are tested for impairment at least once a year at year end.

7. Accrued liabilities

	December 31, 2005	December 31, 2004
Operating accruals	$25,111	$7,338
Hedge valuation	22,341	—
Accrued interests	15,125	—

Total	$62,577	$7,338

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

8. Borrowings

Bank Facilities

The Company has banking facilities with six banks which are used primarily to support the Company’s working capital requirements. These credit lines are only denominated in Polish Zloty.

As of December 31, 2005, $62.6 million remained available under the Company’s overdraft facilities. These overdraft facilities are subject to renewal between April 2006 and December 2006 and the Company has not historically encountered any difficulties in successfully obtaining their renewal.

Senior Secured Notes

In connection with the Bols and Bialystok acquisitions, on July 25, 2005 the Company completed the issuance of €325 million 8% Senior Secured Notes due 2012 (the “Notes”). Interest is due semi-annually on the 25th of January and July, and the Notes are guaranteed on a senior basis by certain of the Company’s subsidiaries.

The Indenture governing our Notes contains certain restrictive covenants, including covenants limiting the Company’s ability to: make certain payments, including dividends or other distributions, with respect to the share capital of the parent or its subsidiaries; incur or guarantee additional indebtedness or issue preferred stock; make certain investments; prepay or redeem subordinated debt or equity; create certain liens or enter into sale and leaseback transactions; engage in certain transactions with affiliates; sell assets or consolidate or merge with or into other companies; issue or sell share capital of certain subsidiaries; and enter into other lines of business.

As at December 31, 2005, the Company had accrued interest included in accrued liabilities of $15,125 related to the Senior Secured Notes, with the next coupon due for payment on January 25, 2006. Total obligations under Senior Secured Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method and fair value adjustments from the application of hedge accounting.

Total borrowings as disclosed in the financial statements as:

December 31, 2005
Short term bank loans and overdraft facilities for working capital	$26,747

Total short term bank loans and overdraft facilities	26,747

Current portion of long term debt	—
Long term obligations under Senior Secured Notes	367,575
Other total long term debt, less current maturities	9

Total debt	$394,331

December 31, 2005
Principal repayments for the followings years
2006	$26,747
2007	9
2008	0
2009	0
2010 and beyond	367,575

Total	$394,331

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

9. Income and Deferred Taxes

The Company operates in two tax jurisdictions, Delaware in the United States of America and Poland. All Polish subsidiaries file their own corporate tax returns as well as account for their own deferred tax assets. The Company does not file a tax return in Delaware based upon its consolidated income, but based on the income statement for transactions occurring in the United States of America.

Total income tax expense varies from expected income tax expense computed at Polish statutory rates (27% in 2003, and 19% in 2004 and 2005) as follows:

	Year ended December 31,
	2005	2004	2003
Tax at Polish statutory rate	$5,296	$5,035	$5,539

Tax rate differences	(317)	(359)	(720)
Effect of changes in tax rates on net deferred tax assets	—	—	620
Permanent differences	367	(62)	2

Income tax expense	$5,346	$4,614	$5,441

Total Polish income tax payments during 2005, 2004 and 2003 were $4,580, $2,636 and $5,221 respectively. CEDC has paid no U.S. income taxes and has net operating U.S. loss carry-forward totaling $3,251.

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Accrued expenses, deferred income and prepaid, net	$6,555	$324
Allowance for doubtful accounts receivable	$1,986	$939
Unrealized foreign exchange losses	—	$16
Tax benefit derived from sales to subsidiaries	—	$241
CEDC operating loss carry-forward benefit, Expiring in 2012 – 2018	$1,902	$1,209

Net deferred tax asset	$10,443	$2,729

Deferred tax liability:
Trade marks	59,805	—
Unrealized foreign exchange gains	1,644	—
Timing differences in finance type leases	396	139
Investment credit	106	—
Deferred income	89	$84

Net deferred tax liability	$62,040	$223

Total net deferred tax asset	$10,443	$2,729
Total net deferred tax liability	$62,040	$223
Total net deferred tax	($51,597)	$2,506

Classified as:
Current deferred tax asset	$5,847	$822
Non-current deferred tax asset	2,361	1,684
Non-current deferred tax liability	(59,805)	—

Total net deferred tax	($51,597)	$2,506

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

The Company’s 1997 Stock Incentive Plan (“Incentive Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, executives, and other employees (“employees”) of the Company and to non-employee service providers of the Company. Following a shareholder resolution in April 2003 and the stock splits of June 2003 and May 2004, the Incentive Plan authorizes, and the Company has reserved for future issuance, up to 3,937,500 shares of Common Stock (subject to anti-dilution adjustment in the event of a stock-split, re-capitalization, or similar transaction). The Compensation Committee of the Board of Directors of the Company administers the Incentive Plan.

The option exercise price for stock options granted under the Incentive Plan may not be less than fair market value but in some cases may be in excess of the closing price of the Common Stock on the date of grant. The Company uses the stock option price based on the closing price of the Common Stock on the day before the date of grant if such price is not materially different than the opening price of the Common Stock on the day of the grant. Accordingly, there is no compensation expense recorded for options granted under the Incentive Plan to employees. Stock options may be exercised up to 10 years after the date of grant except as otherwise provided in the particular stock option agreement. Payment for the shares must be by cash, which must be received by the Company prior to any shares being issued. Stock options granted as part of an employee employment contract vest after 12 months. Stock options granted as part of a loyalty program vest after three years.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2004, and 2005, respectively: risk-free interest rate of 1.9%, 2.4% and 4.0%, dividend yields of 0.0%, volatility factors of the expected market price of the Company’s common stock of 1.25, 1.15 and 1.10 and a weighted-average expected life of the option of 3.2 years.

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

A summary of the Company’s stock option activity, and related information for the years ended December 31 follows:

Employees and Insiders Only	Options			Weighted-Average Exercise Price
	2005	2004	2003	2005	2004	2003
Outstanding at January 1,	1,095,297	724,650	654,750	$13.01	$22.18	$5.21
Effect of Stock Split	—	362,325	—	—	—	—
Granted	259,578	349,750	367,900	$35.68	$14.79	$25.24
Exercised	(434,375)	(315,628)	(283,750)	$7.35	$5.78	$5.07
Forfeited	(30,950)	(25,800)	(14,250)	—	—	—

Outstanding at December 31,	889,550	1,095,297	724,650	$25.64	$13.01	$22.18
Exercisable at December 31,	576,200	388,375	412,250	$21.09	$8.84	$6.27

	Options			Weighted-Average Exercise Price
Total Options	2005	2004	2003	2005	2004	2003
Outstanding at January 1,	1,095,297	724,650	737,250	$13.01	$22.50	$5.45
Effect of Stock Split	—	362,325	—	—	—	—
Granted	259,578	349,750	367,900	$35.68	$14.79	$25.24
Exercised	(434,375)	(315,628)	(366,250)	$7.35	$5.78	$5.60
Forfeited	(30,950)	(25,800)	(14,250)	—	—	—

Outstanding at December 31,	889,550	1,095,297	724,650	$25.64	$13.01	$22.50
Exercisable at December 31,	576,200	388,375	412,250	$21.09	$8.84	$6.14

During 2003, 2004, and 2005, respectively, the range of exercise prices were $8.23 to $25.06; $20.47 to $25.31; and $1.78 to $21.78. During 2003, 2004, and 2005, respectively, the weighted average remaining contractual life of options outstanding were 7 years; 5 years; and 3 years. Exercise prices for options outstanding as of December 31, 2005 ranged from $1.87 to $43.71. The weighted average remaining contractual life of those options is 3 years.

For stock options granted to non-employee service providers, the Company accounted for these grants in accordance with the fair value method in Statement 123. The fair values of these stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2004 and 2005, respectively: risk-free interest rate of 1.90%, 2.38% and 4.00%; dividend yields of 0.0%; volatility factors of the expected market price of the Company’s common stock of 1.25, 1.15. and 1.10; and a weighted-average expected life of the option of 3.2 years. No options were granted to outside consultants during 2005.

11. Commitments and Contingencies

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

During 2003, the Company received a decision regarding a tax dispute relating to one of its subsidiaries which resulted in additional tax payable of $146.0. The subsidiary is still disputing the basis of the decision, though should it fail to successfully argue its case there is a risk of a subsequent adjustment totaling $304.6.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

As part of the Botapol acquisition, if the weighted average of the closing price of the Company’s common stock over the four weeks immediately preceding the first anniversary of the closing date of the Botapol acquisition is below $32.59 per share, the Company will be liable to Remy and Takirra for payment of an additional amount in cash equal the shortfall multiplied by 3,382,838, (the total number of shares of the Company’s common stock issued to the sellers as part of the purchase price).

As part of the Polmos Bialystok acquisition, the Company signed the Social Guarantees Package with Trade Union Organizations. Under this agreement, the Company is obligated to pay to Polmos Bialystok employees a Privatization Bonus in an amount equal to ten months of gross wages of which six months were already paid as of December 31, 2005. In addition, as part of the Share Purchase Agreement, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish Zloty (approximately $23 million based on the then-current exchange rate) during the five years after the acquisition was consummated.

Operating Leases and Rent Commitments

In November 2001, the Company entered into a non cancelable operating lease for its main warehouse and office in Warsaw, which stipulated monthly payments of $130,000 for five years. In February 2004, the Company renegotiated this lease by signing a seven-year agreement starting from May 1, 2004 at a lower rent of $96,000 per month. The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of December 31, 2005.

2006	$1,734
2007	1,532
2008	1,532
2009	1,532
Thereafter	764

$7,094

The Company also has rental agreements for all of the regional offices and warehouse space. Monthly rentals range from approximately $2,000 to $11,670. All of the regional office and warehouse leases can be terminated by either party within two or three month’s prior notice.

The rental expense incurred under operating leases during 2005, 2004 and 2003 was as follows:

	2005	2004	2003
Rent expense	$5,971	$4,627	$3,700

During 2005, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease at December 31, 2005 are as follows:

2006	$3,328
2007	$1,045
2008	410

Gross payments due	$4,783
Less interest	(383)

Net payments due	$4,400

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

In 2005, over 5% of the Company’s net sales resulted from sales of products purchased from the following companies: Sobieski Distribution (14%), Polmos Lublin (5%), and Polmos Zielona Gora (5%).

12. Stockholders Equity

On August 17, 2005 as part of the Bols acquisition, the Company issued 3,382,838 shares valued at $37.01 based upon the closing market price for the two days before and two days after the acquisition date. The issuance of these shares resulted in a net increase in share capital of $125.2 million.

On October 7, 2005, the Company closed a private placement of 3,360,000 shares of its common stock at $34.69 per shares resulting in gross proceeds of $116.6 million. The direct costs related to this transaction were netted off against the proceeds in shareholders equity resulting in a net increase in share capital of $111.5 million.

13. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Year ended December 31,
	2005	2004	2003
Basic:
Net income	$20,268	$21,830	$15,075

Weighted average shares of common stock outstanding	18,896	16,308	15,267
Basic earnings per share	$1.07	$1.34	$0.98

Diluted:
Net income	$20,268	$21,830	$15,075

Weighted average shares of common stock outstanding	18,896	16,308	15,267
Net effect of dilutive employee stock options based on the treasury stock method	317	410	480
Net effect of dilutive stock options—based on the treasury stock method in regards to IPO options/warrants, contingent shares from acquisition and options issued to consultants	—	—	—

Totals	19,213	16,718	15,747
Diluted earnings per share	$1.05	$1.31	$0.96

Options compensation to consultants, contingent shares for acquisitions and employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during portions of 2005. The warrants granted to the underwriters in connection with the Company’s initial public offering were all exercised during 2003.

In May 2004, the Company executed a 3 for 2 stock split. The comparatives for 2003 shown above have been adjusted to reflect this change.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

14. Financial Instruments

Financial Instruments and Their Fair Values

Financial instruments include cash and cash equivalents, accounts receivable, certain other current assets, trade accounts payable, overdraft facilities and other payables. These financial instruments are disclosed separately in the consolidated balance sheets and their carrying values approximate their fair market values. Financial instruments are denominated primarily in Polish Zloties and they are of a short-term nature whose interest rates approximate current market rates.

Derivative financial instruments

The Company is exposed to market movements in foreign currency exchange rates that could affect the Company’s results of operations and financial condition. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value.

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

The Company is exposed to fluctuations in foreign currency cash flows in connection with the Euro denominated Notes. In order to match the cash outflows on the coupon payments related to the obligation with the cash inflows of the Company, denominated primarily in Polish Zloty, the Company has entered into a coupon swap arrangement. As of December 31, 2005, the Company had outstanding two hedge contracts for a seven year interest rate swap agreement. The first swap agreements exchanged a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) and is accounted for as a fair value hedge. As the critical terms of the debt and IRS match, the Company has elected to use the shortcut method for evaluating hedge effectiveness. The second swap exchanged the variable Euro coupon to a variable Polish Zloty coupon (CIRS), which does not qualify for

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

hedge accounting and therefore all changes in fair value are recorded in the results of operations. The net impact these two hedges are coupon payments in Polish Zloty based upon the six month Warsaw inter-bank rate (WIBOR) applied to a notional amount of 1,270.4 million Polish Zloty.

As of December 31, 2005, a loss of $15.5 million has been recorded as part other financial income/(expense), net to reflect the mark to market valuation of the swap. In addition during the three month period ended September 30, 2005 a loss of $4.2 million was recorded as part of other financial income/(expense), net, to reflect a closed hedge entered into for economic purposes, related to the acquisition of Bialystok.

15. Related Party Transactions

In January of 2005, the Company entered into a rental agreement for a facility located in northern Poland, which is 33% owned by the Company’s Chief Operating Officer. The monthly rent to be paid by the Company for this location is approximately $18,000 per month and relates to facilities to be shared by two subsidiaries of the Company.

During the twelve months of 2005, the Company made sales to a restaurant which is partially owned by the Chief Executive Officer of the Company. All sales were made on normal commercial terms, and total sales for the twelve months ended December 31, 2005 were approximately $68,000.

16. Subsequent events

There were no material events subsequent to December 31, 2005.

17. Quarterly financial information (Unaudited)

The Company’s net sales have been historically seasonal with an average of over 30% of the net sales occurring in the fourth quarter. The table below demonstrates the movement and significance of seasonality in income statement. For further information, please refer to Item 6. Selected Financial Data.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2005	2004	2005	2004	2005	2004	2005	2004
Net Sales	$150,002	$110,477	$164,249	$133,004	$187,529	$145,831	$247,635	$191,432
Seasonality	20.0%	18.1%	22.0%	24.5%	25.0%	24.4%	33.0%	33.0%
Gross Profit	19,681	13,766	20,907	16,636	27,342	18,306	54,117	25,624
Gross Profit %	13.1%	12.5%	12.7%	12.5%	14.6%	12.6%	21.9%	13.4%
Operating Income	6,745	4,110	7,475	5,891	9,216	6,407	28,207	11,977
Net Income	$4,620	$3,110	$5,600	$4,516	($2,023)	$5,096	$12,071	$9,108
Net Income per Common Share—Diluted	$0.27	$0.19	$0.33	$0.28	($0.11)	$0.31	$0.50	$0.55

Seasonality is calculated as a percent of full year sales recognized in the relevant quarter.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2005, 2004 and 2003:

	Year ended December 31,
(In thousands)	2005	2004	2003
Net Sales to External Customers (a):
United States	$176	$—	$—
International
Poland	748,403	580,744	429,118
Other	836	—	—

Total international	749,239	580,744	429,118

Total	$749,415	$580,744	$429,118

Long-lived assets (b):
United States	$23	$—	$—
International
Poland	360,287	22,049	14,090

Total international	360,287	22,049	14,090

Total consolidated long-lived assets	$360,310	$22,049	$14,090

(a)	Net sales to external customers based on the location to which the sale was delivered.
(b)	Long-lived assets primarily consist of property, plant and equipment and trademarks.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements in connection with the change of accountants within the past two years.

Item 9A.	Control and Procedures.

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

Management’s Report on Internal Control over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15(d)-15(f) of the Securities Exchange Act of 1934). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”.

Management has excluded Bols Sp. z o.o. , Polmos Bialystok S.A., Krokus Sp. z o.o., Imperial Sp. z o.o. and Delikates Sp. z o.o. from its assessment of internal controls over financial reporting as of December 31, 2005, because these companies were acquired by the Company in a purchase business combination during the year ended December 31, 2005. These companies are subsidiaries of the Company, whose total assets and total revenues represent 17.6% and 21.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers Sp z o.o., an independent registered public accounting firm, as stated in their report which appears under Item 8 of this annual report.

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

The information regarding our executive officers and directors required by this item is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on May 1, 2006. We will file our proxy statement for our 2006 annual meeting of stockholders within 120 days of December 31, 2005, our fiscal year-end.

Item 11.	Executive Compensation.

The information regarding executive compensation required by this item is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on May 1, 2006. We will file our proxy statement for our 2006 annual meeting of stockholders within 120 days of December 31, 2005, our fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information regarding security ownership of certain beneficial owners and management is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on May 1, 2006. We will file our proxy statement for our 2006 annual meeting of stockholders within 120 days of December 31, 2005, our fiscal year-end.

Item 13.	Certain Relationships and Related Transactions.

The information regarding certain relationships and related transactions required by this item is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on May 1, 2006. We will file our proxy statement for our 2006 annual meeting of stockholders within 120 days of December 31, 2005, our fiscal year-end.

Item 14.	Principal Accountant Fees and Services.

The information regarding principal accountant fees and services required by this item is incorporated into this annual report by reference to the proxy statement for the annual meeting of stockholders to be held on May 1, 2006. We will file our proxy statement for our 2006 annual meeting of stockholders within 120 days of December 31, 2005, our fiscal year-end.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) The following consolidated financial statements of the Company and report of independent auditors are included in Item 8 of this Annual Report on Form 10-K.

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2004 and 2005

Consolidated Statements of Income for the years ended December 31, 2003, 2004 and 2005

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2004 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005

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
2.7

Share Purchase Agreement for Multi-Ex S.A. dated November 14, 2003, among Carey Agri International Sp. z o.o., Piotr Pabianski and Ewa Maria Pabianska (filed as Exhibit 2.7 to the Annual Report on Form 10-K filed on March 15, 2004, and incorporated herein by reference)

2.8

Share Purchase Agreement for Multi-Ex S.A. dated November 14, 2003, between Central European Distribution Corporation and Piotr Pabianski (filed as Exhibit 2.8 to the Annual Report on Form 10-K filed on March 15, 2004, and incorporated herein by reference)

2.9

Share Purchase Agreement for Multi-Ex S.A. dated December 18, 2003, between Central European Distribution Corporation and Piotr Pabianski (filed as Exhibit 2.9 to the Annual Report on Form 10-K filed on March 15, 2004, and incorporated herein by reference)

2.10

Share Sale Agreement for Miro sp. z.o.o. dated May 14, 2004, among Central European Distribution Corporation, Miroslawem Grzadkowskim, Halina Grzadkowska, Jackiem Grzadkowskim and Kinga Grzadkowska (filed as Exhibit 2.10 to the Quarterly Report on Form 10-Q filed on May 10, 2004, and incorporated herein by reference)

2.11

Conditional Share Sale Agreement for Delikates Sp. z o.o. dated April 28, 2005 by and among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Barbara Jernas, Szymon Jernas, Magdalena Namysl and Karol Jaskula (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 4, 2005 and incorporated herein by reference)

2.12

Share Sale Agreement, dated June 27, 2005, by and among Rémy Cointreau S.A., Botapol Management B.V., Takirra Investment Corporation N.B., Central European Distribution Corporation and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 1, 2005 and incorporated herein by reference)

2.15

Share Purchase Agreement, dated July 11, 2005, by and among the State Treasury of the Republic of Poland, Carey Agri International-Poland Sp. z o.o. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 15, 2005 and incorporated herein by reference)

2.16

Conditional Share Sale Agreement for Imperial Sp. z o.o. dated August 16, 2005 by and among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, and Tadeusz Walkuski (filed as Exhibit 2.11 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 and incorporated herein by reference)

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

4.2

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

Exhibit Number	Exhibit Description
4.2

First Supplemental Indenture, dated August 31, 2005, by and among Central European Distribution Corporation, as Issuer, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o. and Miro Sp. z o.o., as Initial Guarantors, Botapol Holding B.V. and Bols Sp. z o.o., as Additional Guarantors, The Bank of New York, as Trustee, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2005 and incorporated herein by reference)

10.1	1997 Stock Incentive Plan as amended (filed as Exhibit A to the definitive Proxy Statement as filed with the Securities and Exchange Commission on March 26, 2003, and incorporated herein by reference)

10.2

Employment Agreement dated as of August 1, 2004, between William V. Carey and Central European Distribution Corporation (filed as Exhibit 10.2 to the Annual Report on Form 10-K filed on March 15, 2005, and incorporated herein by reference)

10.4

Employment Agreement dated as of September 16, 2004, between Evangelos Evangelou and Central European Distribution Corporation (filed as Exhibit 10.4 to the Annual Report on Form 10-K filed on March 15, 2005, and incorporated herein by reference)

10.5

Employment Agreement dated as of January 17, 2005, between the Company and Chris Biedermann (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2004, and incorporated herein by reference)

10.6

Employment Agreement dated as of October 1, 2004, between the Company and James Archbold (filed as Exhibit 10.6 to the Annual Report on Form 10-K filed on March 15, 2005, and incorporated herein by reference)

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

10.10	Social guarantee package for the employees of Polmos Bialystok S.A. (filed as exhibit 10.1 to the Company’s form 10-Q for the period ending June 30, 2005 and incorporated herein by reference)

10.11

Loan Agreement, dated June 23, 2005, by and between Carey Agri International-Poland Sp. z o.o. and Fortis Bank Polska S.A. (filed as exhibit 10.2 to the Company’s form 10-Q for the period ending June 30, 2005 and incorporated herein by reference)

10.13

Annex to Loan Agreement, dated June 26, 2005, by and between Carey Agri International-Poland Sp. z o.o. and BRE Bank S.A. (filed as exhibit 10.3 to the Company’s form 10-Q for the period ending June 30, 2005 and incorporated herein by reference)

10.14

Purchase Agreement dated as of August 3, 2005 by and among Central European Distribution Company and the investors signatory thereto. (filed as exhibit 10.1 to the Company’s form 10-Q for the period ending September 30, 2005 and incorporated herein by reference)

10.15

Registration Rights Agreement dated as of August 3, 2005 by and among Central European Distribution Corporation and the investors signatory thereto. (filed as exhibit 10.2 to the Company’s form 10-Q for the period ending September 30, 2005 and incorporated herein by reference)

Exhibit Number	Exhibit Description
10.16

Registration Rights Agreement, dated August 17, 2005, by and among Central European Distribution Corporation, Botapol Management B.V. and Takirra Investment Corporation N.V. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference)

10.17

Employment Agreement, dated August 10, 2005, by and between Central European Distribution Corporation and Richard Roberts. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 13, 2005 and incorporated herein by reference)

10.18

Trade Mark License, dated August 17, 2005, by and among Distilleerderijen Erven Lucas Bols B.V., Central European Distribution Corporation and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference)

10.19

Deed of Tax Covenant, dated August 17, 2005, by and among Botapol Management B.V., Takirra Investment Corporation N.V., Rémy Cointreau S.A., Carey Agri International Poland Sp. z o.o. and Central European Distribution Corporation. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference)

10.20*	Annex to January 17, 2005 Employment Agreement dated as of January 1, 2006, between the Company and Chris Biedermann.

21*	Subsidiaries of the Company

23*	Consent of PricewaterhouseCoopers Sp. z o.o.

24.1*	Power of Attorney (contained on signature page)

31.1*	Rule 13a-14(a) Certification of the CEO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a) Certification of the CFO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(Registrant)

By:	/s/ WILLIAM V. CAREY
William V. Carey
Chairman, President and Chief Executive Officer

Date: March 14, 2006

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

Signature	Title	Date

/s/ WILLIAM V. CAREY William V. Carey	Chairman, President and Chief Executive Officer (principal executive officer)	March 14, 2006

/s/ CHRISTOPHER BIEDERMANN Christopher Biedermann	Chief Financial Officer (principal financial and accounting officer)	March 14, 2006

/s/ DAVID BAILEY David Bailey	Director	March 14, 2006

/s/ N. SCOTT FINE N. Scott Fine	Director	March 14, 2006

/s/ TONY HOUSH Tony Housh	Director	March 14, 2006

/s/ ROBERT P. KOCH Robert P. Koch	Director	March 14, 2006

/s/ JAN W. LASKOWSKI Jan W. Laskowski	Director	March 14, 2006

/s/ MARKUS SIEGER Markus Sieger	Director	March 14, 2006

/s/ DOMINIQUE HÉRIARD DUBREUIL Dominique Hériard Dubreuil	Director	March 14, 2006