Form 10-Q
period 2006-03-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2006-05-10
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer   ☐                 Accelerated Filer   ☒                 Non-Accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

The number of shares outstanding of each class of the issuer’s common stock as of May 8, 2006:

Common Stock ($.01 par value) 23,767,782

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

Amounts in columns expressed in thousands

	March 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$70,260	$60,745
Short term financial assets	3,135	4,269
Accounts receivable, net of allowance for doubtful accounts of $21,739 and
$22,851 respectively	141,543	188,029
Inventories	61,111	73,411
Prepaid expenses and other current assets	17,379	19,198
Deferred income taxes	4,223	5,847

Total Current Assets	297,651	351,499
Trademarks, net	317,905	316,821
Goodwill, net	374,213	372,664
Equipment, net	39,145	39,784
Deferred income taxes	2,588	2,361
Other assets	2,586	1,343

Total Assets	$1,034,088	$1,084,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$71,906	$112,838
Bank loans and overdraft facilities	32,044	26,747
Income taxes payable	3,513	672
Taxes other than income taxes	52,497	59,387
Other accrued liabilities	42,470	62,577
Current portions of obligations under capital leases	4,172	3,328

Total Current Liabilities	206,602	265,549
Long-term debt, less current maturities	9	9
Long-term obligations under capital leases	225	1,455
Long-term obligations under Senior Secured Notes	366,426	367,575
Deferred income taxes	60,029	59,805

Total Long Term Liabilities	426,689	428,844
Minority interests	17,105	15,137
Stockholders’ Equity
Common Stock ($0.01 par value, 40,000,000 shares authorized, 23,911,307 and 23,885,245 shares issued at March 31, 2006 and December 31, 2005, respectively)	239	239
Additional paid-in-capital	297,326	296,574
Retained earnings	80,449	72,634
Accumulated other comprehensive income	5,828	5,645
Less Treasury Stock at cost (164,025 shares at March 31, 2006 and December 31, 2005 respectively)	(150)	(150)

Total Stockholders’ Equity	383,692	374,942

Total Liabilities and Stockholders’ Equity	$1,034,088	$1,084,472

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

Amounts in columns expressed in thousands

(except per share data)

	Three months ended March 31,
	2006	2005
Sales	$239,477	$150,002
Excise taxes	(49,360)	—
Net Sales	190,117	150,002
Cost of goods sold	152,656	130,321

Gross Profit	37,461	19,681

Operating expenses	22,889	12,935

Operating Income	14,572	6,746

Non operating income / (expense), net
Interest income / (expense), net	(8,059)	(855)
Other financial income / (expense), net	3,823	(93)
Other non operating income / (expense), net	1,311	(52)

Income before taxes	11,647	5,746

Income tax expense	1,864	1,126
Minority interests	1,968	—

Net income	$7,815	$4,620

Net income per share of common stock, basic	$0.33	$0.28

Net income per share of common stock, diluted	$0.32	$0.27

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (UNAUDITED)

Amounts in columns expressed in thousands

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income	Total
	Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2005	23,885	239	164	($150)	$296,574	$72,634	$5,645	$374,942

Net income for three months ended March 31, 2006	—	—			—	7,815	—	7,815
Foreign currency translation adjustment	—	—			—	—	183	183
Comprehensive income for three months ended March 31, 2006	—	—			—	7,815	183	7,998
Common stock issued in connection with options	21	—			534			534
Common stock issued in connection with acquisitions	4	—			161	—	—	161
Other common stock issued	1	—			57			57

Balance at March 31, 2006	23,911	239	164	($150)	$297,326	$80,449	$5,828	$383,692

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

Amounts in columns expressed in thousands

	Year ended March 31,
	2006	2005
CASH FLOW
Operating Activities
Net income	$7,815	$4,620
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	2,069	1,012
Deferred income taxes	1,872	(272)
Other non cash	377	254
Minority interests	1,968	—
Changes in operating assets and liabilities:
Accounts receivable	46,815	21,654
Inventories	12,576	6,161
Prepayments and other current assets	1,802	547
Trade accounts payable	(41,235)	(32,730)
Income and other taxes	(4,275)	(1,142)
Other accrued liabilities and other	(20,108)	(775)

Net Cash provided by Operating Activities	9,676	(671)
Investing Activities
Investment in fixed assets	(1,245)	(802)
Proceeds from the disposal of equipment	114	1,020
Acquisitions of subsidiaries, net of cash acquired	(1,260)	(114)

Net Cash Used In Investing Activities	(2,391)	104
Financing Activities
Borrowings on bank loans and overdraft facility	6,035	2,751
Payment of bank loans and overdraft facility	(839)	—
Proceeds from sales of financial assets, net	1,150	—
Payment of capital leases	(405)	(431)
Hedge payment	(4,677)	—
Options exercised	293	815

Net Cash provided by Financing Activities	1,557	3,135
Effect of change rate changes on cash and cash equivalents	673	(704)
Net Increase in Cash during the period	9,515	1,864
Cash and cash equivalents at beginning of period	60,745	10,491

Cash and cash equivalents at end of period	$70,260	$12,355

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment insubsidiaries	$157	$57
Supplemental disclosures of cash flow information
Interest paid	$19,754	$854
Income tax paid	$4,681	$556

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands except per share information

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (“CEDC”), a Delaware corporation, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. Historically the Company has operated as a distributor and importer of alcoholic beverages in Poland. Recently, however, the Company has vertically integrated into production and brand ownership through the acquisition of 100% of Bols Poland in August 2005 and 66% of Polmos Bialystok in October 2005. Bols and Polmos Bialystok are leading producers and marketers of premium vodkas in Poland. Following these acquisitions, the Company is the largest vodka producer by value, and the leading distributor and importer of alcoholic beverages in Poland. The Company is based in Warsaw and operates through two plants, 15 distribution centers and 87 satellite branches.

CEDC derives most of its revenues in Poland through its various subsidiaries.

2.	BASIS OF PRESENTATION

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our Company consolidates all entities that we control by ownership of a majority voting interest. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in Polish Zloties (PLN) in accordance with Polish statutory requirements and the Accounting Act of September 29, 1994. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The unaudited interim financial statements should be read with reference to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

3.	COMPREHENSIVE INCOME/(LOSS)

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

As of March 31, 2006, the Polish zloty exchange rate used to translate the balance sheet strengthened as compared to the exchange rate as of December 31, 2005 and as a result a gain to comprehensive income was recognized. Additionally, translation gains and losses with respect to long-term subordinated inter-company loans with the parent company are charged to other comprehensive income. No deferred tax benefit has been recorded on the comprehensive income in regard to the long-term inter-company transactions with the parent company, as the repayment of any equity investment is not anticipated in the foreseeable future. As at March 31, 2006, the exchange rate for the Polish Zloty versus the U.S. Dollar was 3.2491, a change of 3.1% from March 31, 2005, at which time the exchange rate was 3.1518 Polish Zloty per dollar.

4.	EARNINGS PER SHARE

Net income per share of common stock is calculated under the provisions of SFAS No. 128, “Earnings per Share”. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands except per share information

	Three months ended March 31,
	2006	2005
Basic:
Net income	$7,815	$4,620

Weighted average shares of common stock outstanding	23,742	16,630
Basic earnings per share	$0.33	$0.28

Diluted:
Net income	$7,815	$4,620

Weighted average shares of common stock outstanding	23,742	16,630
Net effect of dilutive employee stock options based on the treasury stock method	323	494

Totals	24,065	17,124
Diluted earnings per share	$0.32	$0.27

5.	BANK LOANS AND OVERDRAFT FACILITIES

Bank Facilities

The Company has banking facilities with six banks which are used primarily to support the Company’s working capital requirements. These credit lines are only denominated in Polish Zloty.

As of March 31, 2006, $44.4 million remained available under the Company’s overdraft facilities. These overdraft facilities were renewed in April 2006.

Senior Secured Notes

In connection with the Bols and Bialystok acquisitions, on July 25, 2005 the Company completed the issuance of €325 million 8% Senior Secured Notes due 2012 (the “Notes”). Interest is due semi-annually on the 25th of January and July, and the Notes are guaranteed on a senior basis by certain of the Company’s subsidiaries. The Indenture governing our Notes contains certain restrictive covenants, including covenants limiting the Company’s ability to: make certain payments, including dividends or other distributions, with respect to the share capital of the parent or its subsidiaries; incur or guarantee additional indebtedness or issue preferred stock; make certain investments; prepay or redeem subordinated debt or equity; create certain liens or enter into sale and leaseback transactions; engage in certain transactions with affiliates; sell assets or consolidate or merge with or into other companies; issue or sell share capital of certain subsidiaries; and enter into other lines of business. As at March 31, 2006, the Company had accrued interest included in accrued liabilities of $7.8 million related to the Senior Secured Notes, with the next coupon due for payment on July 25, 2006. Total obligations under Senior Secured Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method and fair value adjustments from the application of hedge accounting.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands except per share information

Total borrowings as disclosed in the financial statements are:

	March 31, 2006	December 31, 2005
Short term bank loans and overdraft facilities for working capital	$32,044	$26,747
Total short term bank loans and overdraft facilities	32,044	26,747
Current portion of long term debt	—	—
Long term obligations under Senior Secured Notes	366,426	367,575
Other total long term debt, less current maturities	9	9

Total debt	$398,479	$394,331

March 31, 2006
Principal repayments for the followings years
2006	$32,044
2007	9
2008	—
2009	—
2010 and beyond	366,426

Total	$398,479

6.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	March 31, 2006	December 31, 2005
Raw materials and supplies	$9,267	$9,514
In-process inventories	269	—
Finished goods and goods for resale	51,575	63,897

Total	$61,111	$73,411

Because of the nature of the products supplied by the Company, great attention is paid to inventory rotation. Where goods are estimated to be obsolete or unmarketable they are written down to a value reflecting the net realizable value in their relevant condition.

Cost includes customs duty (where applicable), and all costs associated with bringing the inventory to a condition for sale. These costs include importation, handling, storage and transportation costs, and exclude turnover related rebates received from suppliers, which are reflected as reductions to closing inventory. Inventories are comprised primarily of beer, wine, spirits, packaging materials and non-alcoholic beverages.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands except per share information

7.	LEASE OBLIGATIONS

Operating Leases and Rent Commitments

In February 2004, the Company entered into a non cancelable operating lease agreement commencing May 1, 2004 for its main warehouse and office in Warsaw, which stipulated monthly payments of $96,000 per month. This agreement was signed for a seven-year period. The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of March 31, 2006.

2006	$1,301
2007	1,532
2008	1,532
2009	1,532
Thereafter	764

$6,661

The Company also has rental agreements for all of the regional offices and warehouse space. Monthly rentals range from approximately $2,000 to $11,670. All of the regional office and warehouse leases can be terminated by either party within two or three month’s prior notice.

During the first quarter of 2006, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease at March 31, 2006 are as follows:

2006	$2,949
2007	$691
2008	757

Gross payments due	$4,397
Less interest	(352)

Net payments due	$4,045

8.	INCOME TAXES

The Company operates in two tax jurisdictions, the United States of America and Poland. All Polish subsidiaries file their own corporate tax returns as well as account for their own deferred tax assets and liabilities. The Company does not file a tax return in Delaware based upon its consolidated income, but based on the income statement for transactions occurring in the United States of America.

Total income tax expense varies from expected income tax expense computed at Polish statutory rates (19% in 2005 and 2006) as follows:

	Three months ended March 31,
	2006	2005
Tax at Polish statutory rate	$2,213	$1,092
Tax rate differences	(126)	(50)
Tax true up	(297)	—
Permanent differences	74	84

Income tax expense	$1,864	$1,126

Tax liabilities (including corporate income tax, Value Added Tax (VAT), social security and other taxes) of the Company’s Polish subsidiaries may be subject to examinations by the Polish tax authorities for up to five years from the end of the year the tax is payable. CEDC’s U.S. federal income tax returns are also subject to examination by the U.S. tax authorities. As the application of tax laws and regulations, and transactions are susceptible to varying interpretations, amounts reported in the consolidated financial statements could be changed at a later date upon final determination by the tax authorities.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands except per share information

9.	OTHER FINANCIAL INCOME

For the three months ended March 31, 2006, the following items are included in Other Financial Income:

Three months ended March 31, 2006
Revaluation of Senior Securited Notes	($7,753)
Gain on closed CIRS contracts	11,772
Other foreign exchange losses	(196)

Total other financial income / (expense), net	$3,823

10.	OTHER NON OPERATING INCOME

For the three months ended March 31, 2006, the Company recognized a gain in other non operating income of $1.3 million, which is primarily comprised of a gain on the sale of receivables of $1.1 million. This sale was without recourse and occurred on February 28, 2006 and related to the receivables acquired from Polmos Bialystok that were previously valued at zero due to inability of Polmos Bialystok to collect these receivables or recover the value of the underlying collateral for an extended period of time.

11.	FINANCIAL INSTRUMENTS

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

In order to hedge the fair value of the Senior Secured Notes, the Company had entered into a coupon swap arrangement in September 2005 which exchanged a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) and is accounted for as a fair value hedge. As the critical terms of the debt and IRS match, the Company has elected to use the shortcut method for evaluating hedge effectiveness.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands except per share information

In September of 2005 the Company entered into a second hedge that exchanged the variable Euro coupon with a variable Polish Zloty coupon (CIRS). However, due to the continued strength of the Polish economy and currency the Company closed this swap contract. The hedge did not qualify for hedge accounting and therefore the all changes in fair value were reflected in the results of operations. For the three months ended March 31, 2006, the Company recorded a gain on the CIRS of $11.8 million which is recorded in other financial income.

12.	STOCK OPTION PLANS AND WARRANTS

As of January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment” requiring the recognition of compensation expense in the Condensed Consolidated Statements of Income related to the fair value of its employee share-based options. SFAS No. 123(R) revises SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123(R) is supplemented by SEC Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment”. SAB No. 107 expresses the SEC staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including he valuation of share-based payments arrangements.

The Company recognizes the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated.

SFAS No. 123(R) “Share-Based Payment” requires the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of employee share-based options. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is also required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted. Prior to adopting SFAS No. 123(R), the Company applied Accounting Principles Board (“APB”) Opinion No. 25, and related Interpretations, in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods.

The Company’s 1997 Stock Incentive Plan (“Incentive Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, executives, and other employees (“employees”) of the Company and to non-employee service providers of the Company. Following a shareholder resolution in April 2003 and the stock splits of June 2003 and May 2004, the Incentive Plan authorizes, and the Company has reserved for future issuance, up to 3,937,500 shares of Common Stock (subject to an anti-dilution adjustment in the event of a stock-split, re-capitalization, or similar transaction). The Compensation Committee of the Board of Directors of the Company administers the Incentive Plan.

The option exercise price for stock options granted under the Incentive Plan may not be less than fair market value but in some cases may be in excess of the closing price of the Common Stock on the date of grant. The Company uses the stock option price based on the closing price of the Common Stock on the day before the date of grant if such price is not materially different than the opening price of the Common Stock on the day of the grant. Stock options may be exercised up to 10 years after the date of grant except as otherwise provided in the particular stock option agreement. Payment for the shares must be in cash, which must be received by the Company prior to any shares being issued. Stock options granted as part of an employee employment contract vest after 12 months. Stock options granted as part of a loyalty program vest after three years.

In the previous periods CEDC, the holding company, realized net operating losses and therefore an excess tax benefit (windfall) resulting from the exercise of the awards and a related credit to Additional Paid-in Capital (APIC) of $910,000 was not recorded in the Company’s books. Footnote 82 of SFAS 123(R) states that the excess tax benefits and the credit to APIC for the windfall should not be recorded until the deduction reduces income taxes payable on the basis that cash tax savings have not occurred. The Company will recognize the windfall upon realization.

The fair values of stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2005, and 2006 respectively: risk-free interest rate of 2.38%, 4.00%, and 4.25%; dividend yields of 0.0%; volatility factors of the expected market price of the Company’s common stock of 1.15, 1.09, and 1.09; and a weighted-average expected life of the option of 3.2 years. The Black-Scholes option valuation method was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands except per share information employee terminations within the valuation model. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the Company’s stock option activity, and related information for the year ended March 31, 2006 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2004	724,650	$22.18
Effect of Stock Split	362,325	($7.39)
Granted	349,804	$22.27
Exercised	(315,682)	$5.78
Forfeited	(25,800)	$27.25

Outstanding at December 31, 2004	1,095,297	$20.12
Exercisable at December 31, 2004	388,375	$7.18
Outstanding at January 1, 2005	1,095,297	$20.12
Granted	259,578	$35.68
Exercised	(434,375)	$7.35
Forfeited	(30,950)	$25.41

Outstanding at December 31, 2005	889,550	$25.64
Exercisable at December 31, 2005	576,200	$21.09
Outstanding at January 1, 2006	889,550	$25.64
Granted	119,000	$40.06
Exercised	(20,625)	$14.19
Forfeited	(2,250)	$25.06

Outstanding at March 31, 2006	985,675	$26.57
Exercisable at March 31, 2006	557,575	$24.91

During 2004, 2005, and the first three months of 2006, respectively, the range of exercise prices was $1.69 to $17.77; $1.78 to $21.07, and $1.78 to $24.95. During 2004, 2005, and 2006 respectively, the weighted average remaining contractual life of options outstanding were 5 years; 3 years; and 3 years. Exercise prices for options outstanding as of March 31, 2006 ranged from $1.69 to $43.71. The weighted average remaining contractual life of those options is 3.2 years.

The Company has issued stock options to employees under share-based compensation plans. Stock options are issued at the current market price, subject to a vesting period with the vesting periods ranging from zero to three years. As of March 31, 2006, the Company has not changed the terms of any outstanding awards.

The application of SFAS 123(R) had the following effect for the three months ending March 31, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share data).

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands except per share information

	Using previous accounting	SFAS 123(R) Adjustments	As reported
Basic:
Net income	$8,034	($219)	$7,815

Weighted average shares of common stock outstanding	23,742	23,742	23,742
Basic earnings per share	$0.34	($0.01)	$0.33

Diluted:
Net income	$8,034	($219)	$7,815

Weighted average shares of common stock outstanding	23,742	23,742	23,742
Net effect of dilutive employee stock options based on the treasury stock method	331	(8)	323

Totals	24,073	23,734	24,065
Diluted earnings per share	$0.33	($0.01)	$0.32

During the three months ended March 31, 2006, the Company recognized compensation cost of $242,000 and a related deferred tax asset of $23,200.

As of March 31, 2006, there was $837,900 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The costs are expected to be recognized over a weighted average period of 11 months through 2007.

Total cash received from exercise of options during the three months ended March 31, 2006 amounted to $292,600.

Pro forma information regarding comparative net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123.

Three months ended March 31, 2005
Net income as reported	$4,620
Deduct: Total stock-based compensation determined using SFAS
123 fair value-based method for all awards	($226)

Pro forma net income - SFAS 123 fair value adjusted	$4,394
Basic earnings per share:
- as reported	$0.28
- SFAS 123 fair value adjustment	$0.26
Diluted earnings per share
- as reported	$0.27
- SFAS 123 fair value adjustment	$0.26

13.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands except per share information

As part of the Botapol acquisition, if the weighted average of the closing price of the Company’s common stock over the four weeks immediately preceding the first anniversary of the closing date of the Botapol acquisition is below $32.59 per share (subject to customary anti-dilution adjustments), the Company will be liable to Remy and Takirra (the sellers) for payment of an additional amount in cash equal to the shortfall multiplied by 3,382,838, (the total number of shares of the Company’s common stock issued to the sellers as part of the purchase price).

As part of the Polmos Bialystok acquisition, the Company signed the Social Guarantees Package with Trade Union Organizations. Under this agreement, the Company is obligated to pay to Polmos Bialystok employees a Privatization Bonus in an amount equal to ten months of gross wages of which six months were already paid as of March 31, 2006. In addition, as part of the Share Purchase Agreement, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish Zloty (approximately $23 million based on the then-current exchange rate) during the five years after the acquisition was consummated.

14.	RELATED PARTY TRANSACTION

In January 2005, the Company entered into a rental agreement for a facility located in northern Poland, which is 33% owned by the Company’s Chief Operating Officer. The monthly rent to be paid by the Company for this location is approximately $18,000 per month and relates to facilities to be shared by two subsidiaries of the Company.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands except per share information

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.

This report contains forward-looking statements, which provide our current expectations or forecasts of future events. These forward-looking statements may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth, liquidity, prospects, strategies and the industry in which the Company, Bols, and Polmos Bialystok operate, as well as the integration of Polmos Bialystok and Bols and the effect of such acquisitions on the Company;

•	statements about the level of our costs and operating expenses relative to the Company revenues, and about the expected composition of the Company’s revenues;

•	statements about integration of the Company’s acquisitions;

•	information about the impact of Polish regulations on the Company business;

•	other statements about the Company’s plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

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

We urge you to read and carefully consider the items of the other reports that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect our future performance and the industry in which we operate, including the risk factors described elsewhere in our Annual Report on Form 10-K for the period ended December 31, 2005. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands except per share information

Overview

We are the largest vodka producer by value in Poland and the leading distributor and importer of alcoholic beverages in Poland. Our business involves the distribution of products that we produce from our two distilleries, importation on an exclusive basis of many well known international beers, wines and spirits brands and wholesaling of a range of products from local and international drinks companies operating in Poland.

Prior to 2005, we had primarily operated as a pure distributor and importer of alcoholic beverages in Poland; however, through the acquisition of the Bols and Polmos Bialystok distilleries in 2005, we have significantly expanded the scope of our operations. On August 17, 2005 the Company completed the acquisition of 100% of Botapol B.V. which itself owns 100% of the outstanding stock of Bols Poland. Bols is a leading producer and marketer of premium vodkas and a leading importer of premium spirits and wines in Poland. On October 12, 2005 the Company acquired 61% of the capital stock of Polmos Bialystok S.A., one of the leading producers of vodka in Poland. Thereafter, the Company purchased an additional 5% of the capital stock of Polmos Bialystok in the open market. As of March 31, 2006, the Company owns 66% of Polmos Bialystok’s outstanding capital.

During the end of last year and continuing this year, we have been active in integrating the production companies into our importing and distribution companies. To that end, we have instituted new trade terms into the distribution market, which have been accepted by the top distributors. We have also redefined our 700 person sales force to better serve our distribution channels and to better promote our own vodka brands. We have made significant progress with our plans to build two rectification units, at both the Bols and Polmos Bialystok facilities, and expect these units to be completed in 2007. Our export team has been in the process of repackaging our Zubrowka brand and has been actively pursuing worldwide distribution agreements for increasing export sales.

In addition to the two distillery acquisitions noted above, the Company also concluded three distributor acquisitions during 2005: Delikates Sp. z o.o. on April 28, 2005, Imperial Sp. z o.o. on August 16, 2005 and Krokus Sp. z o.o. on December 14, 2005. In January 2006, the Company acquired the trading assets of two businesses in Poland for a total purchase price of approximately $1.5 million, which acquisitions were accounted for as a business combination.

The acquisition and integration of these businesses into our operations have had a significant effect on our results of operations. As discussed below, these acquisitions have increased our net sales, cost of goods sold and operating profit. In addition, the issuance of our 325 million Euro Senior Secured Notes has increased our financing costs.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands except per share information

Results of Operations:

Three months ended March 31, 2006 compared to three months ended March 31, 2005

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Three months ended March 31,
	2006	2005
Sales	$239,477	$150,002
Excise taxes	(49,360)	—
Net Sales	190,117	150,002
Cost of goods sold	152,656	130,321

Gross Profit	37,461	19,681

Operating expenses	22,889	12,935

Operating Income	14,572	6,746

Non operating income / (expense), net
Interest income / (expense), net	(8,059)	(855)
Other financial income / (expense), net	3,823	(93)
Other non operating income / (expense), net	1,311	(52)

Income before taxes	11,647	5,746

Income tax expense	1,864	1,126
Minority interests	1,968	—

Net income	$7,815	$4,620

Net income per share of common stock, basic	$0.33	$0.28

Net income per share of common stock, diluted	$0.32	$0.27

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and value added tax. Total net sales increased by approximately 27%, or $40.1 million, from $150.0 million for the three months ended March 31, 2005 to $190.1 million for the three months ended March 31, 2006. This increase in sales is due to the following factors:

Net Sales for three months ended March 31, 2005	$150,002
Increase from acquisitions	42,416
Existing business sales growth	3,234
Impact of foreign exchange rates	(5,535)

Net sales for three months ended March 31, 2006	$190,117

Factors impacting our sales for the first quarter of 2006 include:

•	The timing of Easter, as this is a key holiday in Poland that drives alcohol sales. During 2005, the Easter period fell in the first quarter, whereas the Easter period falls in the second quarter of 2006.

•	Additional sales gain from the acquisitions completed after the first quarter of 2005, which provided an additional $42.4 million of sales for the three months ended March 31, 2006.

•	Increases in sales from existing outlets and sales from new outlets, which provided an additional $3.2 million in sales.

•	Impact of foreign exchange as our sales are made in Polish Zloty and are translated to U.S. dollars based upon the average exchange rate for the period. For the three months ended March 31, 2006, the Polish Zloty devalued by approximately 4% against the U.S. dollar, as compared to the three months ended March 31, 2005, resulting in lower sales on a dollar basis.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands except per share information

Gross Profit

Total gross profit increased by approximately 90.4%, or $17.8 million, to $37.5 million for the three months ended March 31, 2006, from $19.7 million for the three months ended March 31, 2005, reflecting the effect of the acquisitions of Bols and Bialystok and sales growth in the three months ended March 31, 2006. Gross margin increased from 13.1% of net sales for the three months ended March 31, 2005 to 19.7% of net sales for the three months ended March 31, 2006. This increase in gross margin resulted from the acquisitions of Bols and Bialystok. Gross margins on products produced by the Company are higher than gross margins on products supplied by third-party producers.

Operating Expenses

Operating expenses consist of selling, general, and administrative, or “S,G&A” expenses, advertising expenses, and non-production depreciation and amortization. Total operating expenses increased by approximately 77.5%, or $10.0 million, from $12.9 million for the three months ended March 31, 2005 to $22.9 million for the three months ended March 31, 2006. Approximately $7.8 million of this increase resulted primarily from the effects of the Company’s acquisition of production businesses in 2005 and the remainder of the increase resulted primarily from the growth of the business. The table below sets forth the items of operating expenses.

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
S,G&A	$18,926	$11,099
Marketing	2,466	823
Depreciation and amortization	1,497	1,013

Total operating expense	$22,889	$12,935

S,G&A consists of salaries, warehousing and transportation costs and administrative expenses and bad debt provisions. S,G&A increased by approximately 70.3%, or $7.8 million, from $11.1 million for the three months ended March 31, 2005 to $18.9 million for the three months ended March 31, 2006. Approximately $7.8 million of this increase resulted primarily from the effects of acquisitions in 2005 and 2006. As a percent of sales, SG&A has increased from 7.4% of net sales in the three months ended March 31, 2005 to 10.0% of net sales in the three months ended March 31, 2006 primarily due to the Bols and Bialystok acquisitions, as production companies run a higher S,G&A as a percent of sales than distribution companies.

As part of the Company’s entrance into brand ownership, and costs related to the promotion of our own brands, marketing expenses have increased by $1.7 million from $0.8 million for the three months ended March 31, 2005 to $2.5 million for the three months ended March 31, 2006.

Depreciation and amortization increased by approximately 50.0%, or $ 0.5 million, from $1.0 million for the three months ended March 31, 2005 to $1.5 million for the three months ended March 31, 2006. This increase resulted primarily from the effect of business acquisitions.

Operating Income

Total operating income increased by approximately 117.9%, or $7.9 million, from $6.7 million for the three months ended March 31, 2005 to $14.6 million for the three months ended March 31, 2006. This increase resulted primarily from the Company’s acquisitions. Operating margin increased from 4.5% of net sales for the three months ended March 31, 2005 to 7.7% of net sales for the three months ended March 31, 2006. The increase in operating margin is due primarily to the higher gross profit margin as described above.

Non Operating Income and Expenses

Total interest expense increased by approximately 800.0%, or $7.2 million, from $0.9 million for the three months ended March 31, 2005 to $8.1 million for the three months ended March 31, 2006. This increase resulted primarily from interest on, and amortization of, the financial cost of our €325 million of Senior Secured Notes issued in July 2005 to finance the

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands except per share information

Bols and Bialystok acquisitions. The interest expense of the Senior Secured Notes will remain relatively constant throughout the year and therefore will be a higher percentage of the Company’s net sales during a low sales period as it will be during a higher sales period. This will result in increased seasonality of our results, as our first quarter tends to be our lowest sales period, whereas our fourth quarter tends to be our highest sales period.

Excluding interest from the bond debt, net working capital interest for the three months ended March 31, 2006 was $0.1 million as compared to $0.9 million for the three months ended March 31, 2005. This reduction is primarily due to lower interest rates in Poland as well as higher cash balances, primarily from the cash flow generated by the production companies.

Other financial expenses relate primarily to the impact of movements in exchange rates and the cost of hedges. For the three months ended March 31, 2006, these costs include $7.7 million representing the net loss on the revaluation of the Senior Secured Notes and a gain of $11.8 million related to the closing of a Euro to Polish Zloty coupon swap. Due to the continued strength of the Polish economy and currency, the Company closed a swap contract that exchanged the variable Euro coupon with a variable Polish Zloty coupon (CIRS). The hedge did not qualify for hedge accounting and therefore all changes in fair value were reflected in the results of operations.

Other non operating income increased by approximately $1.3 million for the three months ended March 31, 2006. This increase resulted primarily from a gain in sales of assets, including a gain on sale of accounts receivable which were fully provided for. The gain on these sales amounted to approximately $1.1 million.

Income Tax

The effective tax rate for the three months ended March 31, 2006 is 16%, which is lower than historical rates primarily due to a tax true up in one of the Polish subsidiaries.

The Company’s Future Liquidity and Capital Resources

The Company’s primary uses of cash in the future will be to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The Company expects to fund these requirements in the future with cash flows from its operating activities, cash on hand, and the financing arrangements described below.

Financing Arrangements

Existing Credit Facilities

As of March 31, 2006, the Company had total debt outstanding under existing credit facilities in the Polish Zloty equivalent of approximately $32.4 million. In order to fund working capital and other liquidity requirements, the Company also has available non-committed credit lines with various banks and credit institutions. As of March 31, 2006, the amount of available, unutilized and uncommitted credit facilities was the Polish Zloty equivalent of approximately $44.4 million. These existing credit facilities are subject to renewal on an annual basis.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands except per share information

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

	Three months ended March 31, 2006	Three months ended March 31, 2005
	($ in thousands)
Cash flow from operating activities	9,676	(671)
Cash flow from investing activities	(2,391)	104
Cash flow from financing activities	1,557	3,135

First quarter 2006 cash flow

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations, servicing of finance and taxation. Net cash inflows provided by operating activities for the three months ended March 31, 2006 was $9.7 million as compared to cash outflows of $0.7 million for the three months ended March 31, 2005. The primary drivers for the increase were overall business growth and improved accounts receivable collection. Working capital movements contributed $4.4 million of cash outflows for the three months ended March 31, 2006 as compared to $6.3 million of cash outflows for the three months ended March 31, 2005. Included in the cash flow from operating activities for the three months ended March 31, 2006 are interest payments of $18.5 million representing the six month coupon payment on the Senior Secured Notes.

Net cash flow used in/from investing activities

Net cash flows used in/from investing activities represent net cash used to acquire subsidiaries and fixed assets as well as proceeds from sales of fixed assets. Net cash outflow used by investing activities for the three months ended March 31, 2006 was $2.4 million as compared to cash inflow of $0.1 million for the three months ended March 31, 2005. Cash used for investment of fixed assets of $1.2 million for the three months ended March 31, 2006 include additions of motor vehicles of $453,000, IT hardware and software of $230,000 and leased motor vehicles of $222,000. Acquisitions of subsidiaries include two business acquisitions for $1.2 million that were closed in January 2006.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from issuance of securities and exercise of options. Net cash provided by financing activities was $1.6 million for the three months ended March 31, 2006 as compared to $3.1 million in cash provided by financing activities for the three months ended March 31, 2005. Included in cash outflows from financing activities for the three months ended March 31, 2006 is a $4.7 million cash outflow representing the final settlement to close out the Euro to Polish Zloty interest rate swap, cash inflows from existing credit facilities of $6.0 million and cash inflows from sales of investments of $1.1 million.

Effects of Inflation and Foreign Currency Movements

Inflation in Poland for the first three months of 2006 was 0.6% as compared to 3.7% for the first three months of 2005.

The Company’s operating cash flows and substantially all of its assets are denominated in Polish Zloty. This means that the Company is exposed to translation movements both on its balance sheet and income statement. The impact on working capital items is shown on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the income statement is caused by movements of the average exchange rate used to restate the income

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands except per share information statement from Polish Zloty to U.S. Dollars. The amounts shown as exchange rate gains or losses on the face of the income statement relate only to realized gains or losses on non Polish Zloty denominated transactions.

As a result of the issuance of the Company’s €325 million Senior Secured Notes due 2012, we are exposed to foreign exchange movements. Movements in the EUR-Polish Zloty exchange rate will require us to revalue our liability of the Senior Secured Notes, the impact of which will be reflected in the results of the Company’s operations. As of March 31, 2006, the Company had outstanding a hedge contract for a seven year interest rate swap agreement, which exchanged a fixed Euro based coupon of 8% with a variable Euro based coupon (IRS). As a result of this, the Company’s interest rates will be subject to movements in the underlying EURIBOR rates. As at March 31, 2006 the variable rate on the bond including the impact of the IRS, was 7.67%.

As at March 31, 2006, the exchange rate for the Polish Zloty versus the U.S. Dollar was 3.2491, a change of 3.1% from March 31, 2005, at which time the exchange rate was 3.1518 Polish Zloty per dollar. As at May 8, 2006 the exchange rate for the Polish Zloty versus the U.S. Dollar was 2.9929.

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

In connection with the Bols and Bialystok acquisitions, the Company has acquired trademark rights to various brands, which were capitalized as part of the purchase price allocation process. As these brands are well established they have been assessed to have an indefinite life. These trademarks rights will not be amortized; however, management assesses them at least once a year for impairment.

The calculation of the impairment charge for goodwill and indefinite lived intangible assets requires the use of estimates. Factoring in a deviation of 10% for the discount rate and cash flow projections as compared to management’s estimate, there would still be no need for an impairment charge against goodwill.

Accounting for Business Combinations

The acquisition of businesses is an important element of the Company’s strategy. The Company accounts for its acquisitions under the purchase method of accounting in accordance with SFAS 141, Business Combinations, and allocates the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The determination of the values of the assets acquired and liabilities assumed, as well as associated asset useful lives, requires

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands except per share information management to make estimates. The Company’s acquisitions typically result in goodwill and other intangible assets; the value and estimated life of those assets may affect the amount of future period amortization expense for intangible assets with finite lives as well as possible impairment charges that may be incurred.

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

At the inception of a transaction the Company documents the relationship between the hedging instruments and hedged items, as well as its risk management objective. This process includes linking all derivatives designated to specific firm commitments or forecasted transitions. The Company also documents its assessment, both at the hedge inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in the fair value or cash flows of hedged items.

Stock-Based compensation

With the implementation of SFAS No. 123(R) effective January 1, 2006, stock based compensation changes our financial statements as detailed in Note 12 to the financial statements. The fair value of stock options is determined using the Black-Scholes valuation model. Determining the amount of expense for stock-based compensation, as well as the associated impact to the balance sheets and statement of cash flows, requires the use of estimates. The most significant factors of that expense that require estimates or projections include the expected volatility, and expected life of employee stock options.

The expected volatility of options is determined based upon an analysis of historical volatility using a rolling 12 month period for reference. The expected lives of options are determined based upon our historical share option exercise experience using options exercised during the last three years.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are conducted primarily in Poland and our functional currency is the Polish zloty and the reporting currency is the U.S. dollar. Our financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and receivable, bank loans, overdraft facilities and long-term debt. All of the monetary assets represented by these financial instruments are located in Poland. Consequently, they are subject to currency translation risk when reporting in U.S. Dollars.

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

The Company’s commercial foreign exchange exposure mainly arises from the fact that substantially all of its revenues are denominated in Polish zloty, and its Senior Secured Notes are denominated in Euros. This Euro debt has been lent down to the operating subsidiary level in Poland, thus exposing the Company to movements in the Euro/Polish Zloty exchange rate. Every 1% movement in this exchange rate would result in an approximately $3.9 million change in the valuation of the liability with the offsetting pre-tax gains or losses recorded in the profit and loss of the Company.

Because all of our working capital financing is at floating rates, changes in interest rates may impact our net interest expense, positively in the event of a reduction in base rates and adversely should base rates increase. A 10 basis point change in the change of our base rates for working capital financing would result in an approximately $32,000 increase or decrease in our annual pre tax borrowing costs, based upon working capital facilities utilized as of March 31, 2006.

As of December 31, 2005, the Company had an outstanding hedge contract for a seven year interest rate swap agreement accounted for as fair value hedge. The swap agreement exchanged a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) As a result of this, movements in the underlying EURIBOR rates will impact the results of our operations. The Company does not have any financial instruments held for trading purposes.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

(a) Exhibit

Exhibit Number		Exhibit Description

3.1		Certificate of Incorporation (filed as Exhibit 3.1 to the 1997 Registration Statement and incorporated herein by reference).

3.2		Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 10, 2004, and incorporated herein by reference).

3.3		Certificate of Amendment of Certificate of Incorporation (filed as exhibit 99.2 to the Periodic Report on Form 8-K filed on May 3, 2006 (the “8-K”) and incorporated herein by reference).

3.4		Amended and Restated Bylaws (filed as Exhibit 99.3 to the 8-K and incorporated herein by reference).

31.1	*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)

Date: May 10, 2005	By:	/s/ WILLIAM V. CAREY
William V. Carey
President and Chief Executive Officer

Date: May 10, 2005	By:	/s/ Chris Biedermann
Chris Biedermann
Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number		Exhibit Description

3.1		Certificate of Incorporation (filed as Exhibit 3.1 to the 1997 Registration Statement and incorporated herein by reference).

3.2		Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 10, 2004, and incorporated herein by reference).

3.3		Certificate of Amendment of Certificate of Incorporation (filed as exhibit 99.2 to the Periodic Report on Form 8-K filed on May 3, 2006 (the “8-K”) and incorporated herein by reference).

3.4		Amended and Restated Bylaws (filed as Exhibit 99.3 to the 8-K and incorporated herein by reference).

31.1	*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith