Form 10-Q
period 2006-06-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2006-08-08
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

The number of shares outstanding of each class of the issuer’s common stock as of July 31, 2006: Common Stock ($.01 par value) 35,688,424

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

Amounts in columns expressed in thousands

	June 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$99,745	$60,745
Short term financial assets	2,511	4,269
Accounts receivable, net of allowance for doubtful accounts of $22,074 and $22,851 respectively	136,469	188,029
Inventories	68,631	73,411
Prepaid expenses and other current assets	24,182	19,198
Deferred income taxes	6,054	5,847

Total Current Assets	337,592	351,499

Trademarks, net	324,511	316,821
Goodwill, net	375,928	372,664
Equipment, net	38,616	39,784
Deferred income taxes	3,012	2,361
Other assets	2,978	1,343

Total Assets	$1,082,637	$1,084,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$88,636	$112,838
Bank loans and overdraft facilities	30,954	26,747
Income taxes payable	2,239	672
Taxes other than income taxes	56,383	59,387
Other accrued liabilities	52,633	62,577
Current portions of obligations under capital leases	3,563	3,328

Total Current Liabilities	234,408	265,549

Long-term debt, less current maturities	8	9
Long-term obligations under capital leases	259	1,455
Long-term obligations under Senior Secured Notes	380,488	367,575
Deferred income taxes	61,303	59,805

Total Long Term Liabilities	442,058	428,844

Minority interests	19,366	15,137

Stockholders’ Equity
Common Stock ($0.01 par value, 80,000,000 shares authorized, 35,931,461 and 23,885,245 shares issued at June 30, 2006 and December 31, 2005, respectively)	359	239
Additional paid-in-capital	297,995	296,574
Retained earnings	80,558	72,634
Accumulated other comprehensive income	8,043	5,645
Less Treasury Stock at cost (246,038 and 164,025 shares at June 30, 2006 and December 31, 2005 respectively)	(150)	(150)

Total Stockholders’ Equity	386,805	374,942

Total Liabilities and Stockholders’ Equity	$1,082,637	$1,084,472

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

Amounts in columns expressed in thousands

(except per share data)

	Three months ended		Six months ended
	June 30, 2006 (unaudited)	June 30, 2005 (unaudited)	June 30, 2006 (unaudited)	June 30, 2005 (unaudited)
Sales	$280,032	$164,249	$519,509	$314,251
Excise taxes	(58,003)	—	(107,363)	—
Net Sales	222,029	164,249	412,146	314,251
Cost of goods sold	176,250	143,342	328,906	273,663

Gross Profit	45,779	20,907	83,240	40,588

Operating expenses	23,748	13,432	46,637	26,367

Operating Income	22,031	7,475	36,603	14,221

Non operating income / (expense), net
Interest income / (expense), net	(7,856)	(532)	(15,915)	(1,387)
Other financial income / (expense), net	(11,413)	29	(7,590)	(64)
Other non operating income / (expense), net	165	(60)	1,476	(112)

Income before taxes	2,927	6,912	14,574	12,658

Income tax expense	557	1,312	2,421	2,438

Minority interests	2,261	—	4,229	—

Net income	$109	$5,600	$7,924	$10,220

Net income per share of common stock, basic	$0.00	$0.22	$0.22	$0.41

Net income per share of common stock, diluted	$0.00	$0.22	$0.22	$0.40

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (UNAUDITED)

Amounts in columns expressed in thousands

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumu- lated other comprehen- sive income	Total
	Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2005	23,885	239	164	$(150)	$296,574	$72,634	$5,645	$374,942

Net income for six months ended June 30, 2006	—	—			—	7,924	—	7,924
Foreign currency translation adjustment	—	—			—	—	2,398	2,398

Comprehensive income for six months ended June 30, 2006	—	—			—	7,924	2,398	10,322

Effect of stock split June 13, 2006	11,977	120	82		(120)			—
Common stock issued in connection with options	64	—			1,310			1,310
Common stock issued in connection with acquisitions	4	—			161	—	—	161

Other	1	—			70			70

Balance at June 30, 2006	35,931	359	246	$(150)	$297,995	$80,558	$8,043	$386,805

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

Amounts in columns expressed in thousands

	Six months ended June 30,
	2006	2005
CASH FLOW
Operating Activities
Net income	$7,924	$10,220
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	5,524	1,985
Deferred income taxes	(652)	(225)
Other non cash	541	349
Minority interests	4,229	—
Changes in operating assets and liabilities:
Accounts receivable	55,699	21,423
Inventories	6,409	9,906
Prepayments and other current assets	(4,592)	1,186
Trade accounts payable	(27,027)	(22,550)
Income and other taxes	(2,942)	(792)
Other accrued liabilities and other	(4,949)	(3,755)

Net Cash provided by Operating Activities	40,164	17,747

Investing Activities
Investment in fixed assets	(3,359)	(1,034)
Proceeds from sales of financial assets, net	1,865	—
Proceeds from the disposal of equipment	362	1,321
Acquisitions, net of cash acquired	(1,870)	(2,004)

Net Cash used in Investing Activities	(3,002)	(1,717)

Financing Activities
Borrowings on bank loans and overdraft facility	19,381	—
Payment of bank loans and overdraft facility	(15,774)	(5,176)
Payment of long-term borrowings	(1)	(102)
Payment of capital leases	(1,081)	(1,078)
Hedge payment	(4,677)	—
Options exercised	1,310	2,115

Net Cash provided by Financing Activities	(842)	(4,241)

Effect of exchange rate changes on cash and cash equivalents	2,680	(3,783)

Net Increase in Cash during the period	39,000	8,006
Cash and cash equivalents at beginning of period	60,745	10,491

Cash and cash equivalents at end of period	$99,745	$18,497

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$161	$521
Capital leases	$978	$606

Supplemental disclosures of cash flow information
Interest paid	$19,524	$1,691
Income tax paid	$2,447	$2,707

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands except per share information

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (“CEDC”), a Delaware corporation, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. Historically the Company has operated as a distributor and importer of alcoholic beverages in Poland. Recently, however, the Company has vertically integrated into production and brand ownership through the acquisition of 100% of Bols Poland in August 2005 and 66% of Polmos Bialystok in October 2005. Bols and Polmos Bialystok are leading producers and marketers of premium and mainstream vodka in Poland. Following these acquisitions, the Company is the largest vodka producer by value, and the leading distributor and importer of alcoholic beverages in Poland. The Company is based in Warsaw and operates through two plants, 15 distribution centers and 76 satellite branches.

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

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in Polish Zloties (PLN) in accordance with Polish statutory requirements and the Accounting Act of September 29, 1994. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the six and three-month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Comprehensive income / (loss) is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income adjusted by, among other items, foreign currency translation adjustments. Gains and losses on the translation of balances from PLN to US Dollars are classified separately as a component of accumulated other comprehensive income included in stockholders’ equity.

As of June 30, 2006, the Polish zloty exchange rate used to translate the balance sheet strenghtened as compared to the exchange rate as of December 31, 2005 and as a result a gain to comprehensive income was recognized. Additionally, translation gains and losses with respect to long-term subordinated inter-company loans with the parent company are charged to other comprehensive income. No deferred tax benefit has been recorded on the comprehensive income in regard to the long-term inter-company transactions with the parent company, as the repayment of any equity investment is not anticipated in the foreseeable future. As at June 30, 2006, the exchange rate for the Polish Zloty versus the U.S. Dollar was 3.1816, a change of 2.4% from December 31, 2005, at which time the exchange rate was 3.2613 Polish Zloty per dollar.

4.	EARNINGS PER SHARE

Net income per share of common stock is calculated under the provisions of SFAS No. 128, “Earnings per Share”. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic:
Net income	$109	$5,600	$7,924	$10,220

Weighted average shares of common stock outstanding	35,647	25,139	35,630	25,043
Basic earnings per share	$0.00	$0.22	$0.22	$0.41

Diluted:
Net income	$109	$5,600	$7,924	$10,220

Weighted average shares of common stock outstanding	35,647	25,139	35,630	25,043
Net effect of dilutive employee stock options based on the treasury stock method	382	536	410	513

Totals	36,029	25,675	36,040	25,556
Diluted earnings per share	$0.00	$0.22	$0.22	$0.40

In June 2006, the Company executed a 3 for 2 stock split. The comparatives for 2005 shown above have been adjusted to reflect this change.

5.	BANK LOANS AND OVERDRAFT FACILITIES

Bank Facilities

In June the Company consolidated all working capital facilities to three banks. These facilities are used primarily to support the Company’s working capital requirements. These credit lines are only denominated in Polish Zloty.

As of June 30, 2006, $48.1 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

Senior Secured Notes

In connection with the Bols and Bialystok acquisitions, on July 25, 2005 the Company completed the issuance of €325 million 8% Senior Secured Notes due 2012 (the “Notes”). Interest is due semi-annually on the 25th of January and July, and the Notes are guaranteed on a senior basis by certain of the Company’s subsidiaries. The Indenture governing our Notes contains certain restrictive covenants, including covenants limiting the Company’s ability to: make certain payments, including dividends or other distributions, with respect to the share capital of the parent or its subsidiaries; incur or guarantee additional indebtedness or issue preferred stock; make certain investments; prepay or redeem subordinated debt or equity; create certain liens or enter into sale and leaseback transactions; engage in certain transactions with affiliates; sell assets or consolidate or merge with or into other companies; issue or sell share capital of certain subsidiaries; and enter into other lines of business. As at June 30, 2006 and December 31, 2005, the Company had accrued interest included in other accrued liabilities of $13.9 million and $15.1 million, respectively, related to the Senior Secured Notes, with the next coupon due for payment on July 25, 2006. Total obligations under the Senior Secured Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method and fair value adjustments from the application of hedge accounting as shown in the table below:

	June 30, 2006	December 31, 2005
Senior Secured Notes	$413,033	$384,643
Fair value hedge mark to market	(22,326)	(6,196)
Unamortized financial costs	(10,219)	(10,872)

Total	$380,488	$367,575

Total borrowings as disclosed in the financial statements are:

	June 30, 2006	December 31, 2005
Short term bank loans and overdraft facilities for working capital	$30,954	$26,747

Total short term bank loans and overdraft facilities	30,954	26,747

Current portion of long term debt	—	—
Long term obligations under Senior Secured Notes	380,488	367,575
Other total long term debt, less current maturities	8	9

Total debt	$411,450	$394,331

June 30, 2006
Principal repayments for the followings years
2006	$30,954
2007	8
2008	—
2009	—
2010 and beyond	380,488

Total	$411,450

6.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	June 30, 2006	December 31, 2005
Raw materials and supplies	$11,375	$9,514
In-process inventories	259	—
Finished goods and goods for resale	56,997	63,897

Total	$68,631	$73,411

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

The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of June 30, 2006.

2006	$867
2007	1,532
2008	1,532
2009	1,532
Thereafter	764

$6,227

During the second quarter of 2006, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease at June 30, 2006 are as follows:

2006	$3,563
2007	$242
2008	17

Gross payments due	$3,822
Less interest	(306)

Net payments due	$3,516

8.	INCOME TAXES

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

Total income tax expense varies from expected income tax expense computed at Polish statutory rates (19% in 2005 and 2006) as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Tax at Polish statutory rate	$556	$1,292	$2,769	$2,384

Tax rate differences	(186)	104	(312)	54
Tax true up	—	—	(297)	—
Permanent differences	187	(84)	261	—

Income tax expense	$557	$1,312	$2,421	$2,438

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

9.	OTHER FINANCIAL INCOME

For the six months ended June 30, 2006, the following items are included in Other Financial Income:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Revaluation of Senior Securited Notes	$(11,147)	$(18,900)
Gain on closed CIRS contracts (Note 11)	—	11,772
Other foreign exchange losses	(266)	(462)

Total other financial income / (expense), net	$(11,413)	$(7,590)

10.	OTHER NON OPERATING INCOME

For the six months ended June 30, 2006, the Company recognized a gain in other non operating income of $1.5 million, which is primarily comprised of a gain on the sale of receivables of $1.1 million. This sale was without recourse and occurred on February 28, 2006 and related to the receivables acquired from Polmos Bialystok that were previously valued at zero due to inability of Polmos Bialystok to collect these receivables or recover the value of the underlying collateral for an extended period of time.

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

In September of 2005 the Company entered into a second hedge that exchanged the variable Euro coupon with a variable Polish Zloty coupon (CIRS). However, the Company closed this swap contract in March 2006. The hedge did not qualify for hedge accounting and therefore all changes in fair value were reflected in the results of operations. For the six months ended June 30, 2006, the Company recorded a gain on the CIRS of $11.8 million which is recorded in other financial income.

12.	STOCK OPTION PLANS AND WARRANTS

As of January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment” requiring the recognition of compensation expense in the Condensed Consolidated Statements of Income related to the fair value of its employee share-based options. SFAS No. 123(R) revises SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123(R) is supplemented by SEC Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment”. SAB No. 107 expresses the SEC staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payments arrangements.

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

The Company’s 1997 Stock Incentive Plan (“Incentive Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, executives, and other employees (“employees”) of the Company and to non-employee service providers of the Company. Following a shareholder resolution in April 2003 and the stock splits of June 2003, May 2004 and June 2006, the Incentive Plan authorizes, and the Company has reserved for future issuance, up to 5,906,250 shares of Common Stock (subject to an anti-dilution adjustment in the event of a stock-split, re-capitalization, or similar transaction). The Compensation Committee of the Board of Directors of the Company administers the Incentive Plan.

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

The fair values of stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2005, and 2006 respectively: risk-free interest rate of 2.38%, 4.00%, and 4.25%; dividend yields of 0.0%; volatility factors of the expected market price of the Company’s common stock of 1.15, 1.09, and 1.09; and a weighted-average expected life of the option of 3.3 years. The Black-Scholes option valuation method was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the Company’s stock option activity, and related information for the period ended June 30, 2006 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2004	724,650	$22.18
Effect of Stock Split	362,325	$(7.39)
Granted	349,804	$22.27
Exercised	(315,682)	$5.78
Forfeited	(25,800)	$27.25

Outstanding at December 31, 2004	1,095,297	$20.12
Exercisable at December 31, 2004	388,375	$7.18

Outstanding at January 1, 2005	1,095,297	$20.12
Granted	259,578	$35.68
Exercised	(434,375)	$7.35
Forfeited	(30,950)	$25.41

Outstanding at December 31, 2005	889,550	$25.64
Exercisable at December 31, 2005	576,200	$21.09

Outstanding at January 1, 2006	889,550	$25.64
Granted	119,000	$40.06
Exercised	(20,625)	$14.19
Forfeited	(2,250)	$25.06

Outstanding at March 31, 2006	985,675	$26.57
Exercisable at March 31, 2006	557,575	$24.91

Outstanding at April 1, 2006	985,675	$26.57
Granted	67,875	$40.71
Exercised	(43,000)	$10.84
Forfeited	(2,250)	$25.31
Effect of Stock Split	504,150	$(9.40)

Outstanding at June 30, 2006	1,512,450	$18.80
Exercisable at June 30, 2006	805,613	$17.03

During 2004, 2005, and the first six months of 2006, respectively, the range of exercise prices was $1.13 to $11.85; $1.19 to $14.05, and $1.19 to $16.63. During 2004, 2005, and 2006 respectively, the weighted average remaining contractual life of options outstanding were 5 years; 3 years; and 3 years. Exercise prices for options outstanding as of June 30, 2006 ranged from $1.13 to $29.14. The weighted average remaining contractual life of those options is 4.0 years.

The Company has issued stock options to employees under share-based compensation plans. Stock options are issued at the current market price, subject to a vesting period with the vesting periods ranging from zero to three years. As of June 30, 2006, the Company has not changed the terms of any outstanding awards.

The application of SFAS 123(R) had the following effect for the periods ending June 30, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share data).

	Three months ended June 30, 2006			Six months ended June 30, 2006
	Using previous accounting	SFAS 123(R) Adjustments	As reported	Using previous accounting	SFAS 123(R) Adjustments	As reported
Basic:
Net income	$370	$(261)	$109	$8,404	$(480)	$7,924

Weighted average shares of common stock outstanding	35,647	35,647	35,647	35,630	35,630	35,630

Basic earnings per share	$0.01	$(0.01)	$0.00	$0.23	$(0.01)	$0.22

Diluted:
Net income	$370	$(261)	$109	$8,404	$(480)	$7,924

Weighted average shares of common stock outstanding	35,647	35,647	35,647	35,630	35,630	35,630

Net effect of dilutive employee stock options based on the treasury stock method	393	(11)	382	421	(11)	410

Totals	36,040	35,636	36,029	36,051	35,619	36,040
Diluted earnings per share	$0.01	$(0.01)	$0.00	$0.23	$(0.01)	$0.22

During the six months ended June 30, 2006, the Company recognized compensation cost of $551,000 and a related deferred tax asset of $71,367.

As of June 30, 2006, there was $956,016 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The costs are expected to be recognized over a weighted average period of 11 months through 2007.

Total cash received from exercise of options during the six months ended June 30, 2006 amounted to $1,310,000.

Pro forma information regarding comparative net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income as reported	$5,600	$10,220
Deduct: Total stock-based compensation determined using SFAS 123 fair value-based method for all awards	$(141)	$(676)

Pro forma net income - SFAS 123 fair value adjusted	$5,459	$9,544

Basic earnings per share:
- as reported	$0.22	$0.41
- SFAS 123 fair value adjustment	$0.22	$0.38

Diluted earnings per share
- as reported	$0.22	$0.40
- SFAS 123 fair value adjustment	$0.21	$0.37

13.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

As part of the Botapol acquisition, if the weighted average of the closing price of the Company’s common stock over the four weeks immediately preceding the first anniversary of the closing date of the Botapol acquisition is below $21.73 per share (subject to customary anti-dilution adjustments), the Company will be liable to Remy and Takirra (the sellers) for payment of an additional amount in cash to the shortfall multiplied by 5,074,257, (the total number of shares of the Company’s common stock issued to the sellers as part of the purchase price). In addition, up to $5.0 million of the cash consideration paid for Botapol may be reimbursed if the weighted average of the closing price of CEDC’s common stock exceeds $27.1 per share at any time during the period from twelve to eighteen months after the closing of the Bols Acquisition.

As part of the Polmos Bialystok acquisition, the Company signed a Social Guarantees Package with Trade Union Organizations. Under this agreement, the Company is obligated to pay to Polmos Bialystok employees a Privatization Bonus in an amount equal to ten months of gross wages of which six months were already paid as of June 30, 2006. In addition, as part of the Share Purchase Agreement, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish Zloty (approximately $23 million based on the then-current exchange rate) during the five years after the acquisition was consummated.

14.	RELATED PARTY TRANSACTION

In January 2005, the Company entered into a rental agreement for a facility located in northern Poland, which is 33% owned by the Company’s Chief Operating Officer. The monthly rent to be paid by the Company for this location is approximately $18,000 per month and relates to facilities to be shared by two subsidiaries of the Company.

15.	SUBSEQUENT EVENTS

On July 13, 2006, the Company acquired 100% of the share capital of Bols Hungary, an alcohol importer and distributor in Hungary, and the Royal Vodka trademark from Remy Cointreau SA and DELB BV. The total consideration for the acquisition of Bols Hungary and the Royal Vodka trademark was approximately $19.6 million paid fully in cash.

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

By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, the development of the industry in which we operate, and the effects of our acquisitions on us may differ materially from those anticipated in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

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

Prior to 2005, we had primarily operated as a pure wholesaler and importer of alcoholic beverages in Poland; however, through the acquisition of the Bols and Polmos Bialystok distilleries in 2005, we have significantly expanded the scope of our operations. On August 17, 2005 the Company completed the acquisition of 100% of Botapol B.V. which itself owns 100% of the outstanding stock of Bols Poland. Bols is a leading producer and marketer of premium vodkas and a leading importer of premium spirits and wines in Poland. On October 12, 2005 the Company acquired 61% of the capital stock of Polmos Bialystok S.A., one of the leading producers of vodka in Poland. Thereafter, the Company purchased an additional 5% of the capital stock of Polmos Bialystok in the open market. As of June 30, 2006, the Company owns 66% of Polmos Bialystok’s outstanding capital.

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

In addition to the two distillery acquisitions noted above, the Company also concluded three distributor acquisitions during 2005: Delikates Sp. z o.o. on April 28, 2005, Imperial Sp. z o.o. on August 16, 2005 and Krokus Sp. z o.o. on December 14, 2005. In January and May of 2006, the Company acquired the trading assets of three businesses in Poland for a total purchase price of approximately $2.0 million, which acquisitions were accounted for as business combinations.

The acquisition and integration of these businesses into our operations have had a significant effect on our results of operations. As discussed below, these acquisitions have increased our net sales, cost of goods sold and operating profit. In addition, the issuance of our 325 million Euro Senior Secured Notes has increased our financing costs.

Results of Operations:

Three months ended June 30, 2006 compared to three months ended June 30, 2005

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Three months ended
	June 30, 2006 (unaudited)	June 30, 2005 (unaudited)
Sales	$280,032	$164,249
Excise taxes	(58,003)	—
Net Sales	222,029	164,249
Cost of goods sold	176,250	143,342

Gross Profit	45,779	20,907

Operating expenses	23,748	13,432

Operating Income	22,031	7,475

Non operating income / (expense), net
Interest income / (expense), net	(7,856)	(532)
Other financial income / (expense), net	(11,413)	29
Other non operating income / (expense), net	165	(60)

Income before taxes	2,927	6,912

Income tax expense	557	1,312

Minority interests	2,261	—

Net income	$109	$5,600

Net income per share of common stock, basic	$0.00	$0.22

Net income per share of common stock, diluted	$0.00	$0.22

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and value added tax. Total net sales increased by approximately 35.2%, or $57.8 million, from $164.2 million for the three months ended June 30, 2005 to $222.0 million for the three months ended June 30, 2006. This increase in sales is due to the following factors:

Net Sales for three months ended June 30, 2005	$164,249
Increase from acquisitions	43,412
Existing business sales growth	6,340
Impact of foreign exchange rates	8,028

Net sales for three months ended June 30, 2006	$222,029

Factors impacting our sales for the second quarter of 2006 include:

•	Additional sales gain from the acquisitions completed after the second quarter of 2005, which provided an additional $43.4 million of sales for the three months ended June 30, 2006.

•	Increases in sales from existing outlets and sales from new outlets, which provided an additional $6.3 million in sales.

•	Impact of foreign exchange as our sales are made in Polish Zloty and are translated to U.S. dollars based upon the average exchange rate for the period. For the three months ended June 30, 2006, the Polish Zloty strengthened by approximately 4% against the U.S. dollar, as compared to the three months ended June 30, 2005, resulting in higher sales on a dollar basis.

Gross Profit

Total gross profit increased by approximately 119.2%, or $24.9 million, to $45.8 million for the three months ended June 30, 2006, from $20.9 million for the three months ended June 30, 2005, reflecting the effect of the acquisitions of Bols and Bialystok and sales growth in the three months ended June 30, 2006. Gross margin increased from 12.7% of net sales for the three months ended June 30, 2005 to 20.6% of net sales for the three months ended June 30, 2006. This increase in gross margin resulted from the acquisitions of Bols and Bialystok. Gross margins on products produced by the Company are higher than gross margins on products supplied by third-party producers.

Operating Expenses

Operating expenses consist of selling, general, and administrative, or “S,G&A” expenses, advertising expenses, and non-production depreciation and amortization. Total operating expenses increased by approximately 76.9%, or $10.3 million, from $13.4 million for the three months ended June 30, 2005 to $23.7 million for the three months ended June 30, 2006. Approximately $8.4 million of this increase resulted primarily from the effects of the Company’s acquisition of production businesses in 2005 and the remainder of the increase resulted primarily from the growth of the business. The table below sets forth the items of operating expenses.

	Three Months Ended June 30,
	2006	2005
	($ in thousands)
S,G&A	$19,451	$11,780
Marketing	2,787	680
Depreciation and amortization	1,510	972

Total operating expense	$23,748	$13,432

S,G&A consists of salaries, warehousing and transportation costs and administrative expenses and bad debt provisions. S,G&A increased by approximately 65.3%, or $7.7 million, from $11.8 million for the three months ended June 30, 2005 to $19.5 million for the three months ended June 30, 2006. Approximately $8.0 million of this increase resulted primarily from the effects of acquisitions in 2005 and 2006. As a percent of sales, SG&A has increased from 7.2% of net sales in the three months ended June 30, 2005 to 8.7% of net sales in the three months ended June 30, 2006 primarily due to the Bols and Bialystok acquisitions, as production companies run a higher S,G&A as a percent of sales than distribution companies.

As part of the Company’s entrance into brand ownership, and costs related to the promotion of our own brands, marketing expenses have increased by $2.1 million from $0.7 million for the three months ended June 30, 2005 to $2.8 million for the three months ended June 30, 2006.

Depreciation and amortization increased by approximately 50.0%, or $ 0.5 million, from $1.0 million for the three months ended June 30, 2005 to $1.5 million for the three months ended June 30, 2006. This increase resulted primarily from the effect of business acquisitions.

Operating Income

Total operating income increased by approximately 193.3%, or $14.5 million, from $7.5 million for the three months ended June 30, 2005 to $22.0 million for the three months ended June 30, 2006. This increase resulted primarily from the Company’s acquisitions. Operating margin increased from 4.6% of net sales for the three months ended June 30, 2005 to 9.9% of net sales for the three months ended June 30, 2006. The increase in operating margin is due primarily to the higher gross profit margin as described above.

Non Operating Income and Expenses

Total net interest expense increased by $7.4 million, from $0.5 million for the three months ended June 30, 2005 to $7.9 million for the three months ended June 30, 2006. This increase resulted primarily from interest on, and amortization of, the financial cost of our €325 million of Senior Secured Notes issued in July 2005 to finance the Bols and Bialystok acquisitions. The interest expense of the Senior Secured Notes will remain relatively constant throughout the year and therefore will be a higher percentage of the Company’s net sales during a low sales period than it will be during a higher sales period. This will result in increased seasonality of our results, as our first quarter tends to be our lowest sales period, whereas our fourth quarter tends to be our highest sales period.

Excluding interest from the bond debt, net working capital interest for the three months ended June 30, 2006 was $0.4 million as compared to $0.7 million for the three months ended June 30, 2005. This reduction is primarily due to lower interest rates in Poland as well as lower average borrowings, primarily from the cash flow generated by the company.

Other financial expenses relate primarily to the impact of movements in exchange rates. For the three months ended June 30, 2006, these costs include $11.1 million representing the net loss on the revaluation of the Senior Secured Notes.

Income Tax

The effective tax rate for the three months ended June 30, 2006 is 19%, which is in line with the Polish statutory tax rate.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Six months ended
	June 30, 2006 (unaudited)	June 30, 2005 (unaudited)
Sales	$519,509	$314,251
Excise taxes	(107,363)	—
Net Sales	412,146	314,251
Cost of goods sold	328,906	273,663

Gross Profit	83,240	40,588

Operating expenses	46,637	26,367

Operating Income	36,603	14,221

Non operating income / (expense), net
Interest income / (expense), net	(15,915)	(1,387)
Other financial income / (expense), net	(7,590)	(64)
Other non operating income / (expense), net	1,476	(112)

Income before taxes	14,574	12,658

Income tax expense	2,421	2,438

Minority interests	4,229	—

Net income	$7,924	$10,220

Net income per share of common stock, basic	$0.22	$0.41

Net income per share of common stock, diluted	$0.22	$0.40

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and value added tax. Total net sales increased by approximately 31.1%, or $97.8 million, from $314.3 million for the six months ended June 30, 2005 to $412.1 million for the six months ended June 30, 2006. This increase in sales is due to the following factors:

Net Sales for six months ended June 30, 2005	$314,251
Increase from acquisitions	85,828
Existing business sales growth	9,574
Impact of foreign exchange rates	2,493

Net sales for six months ended June 30, 2006	$412,146

Factors impacting our sales for the first two quarters of 2006 include:

•	Additional sales gain from the acquisitions completed after the second quarter of 2005, which provided an additional $85.8 million of sales for the six months ended June 30, 2006.

•	Increases in sales from existing outlets and sales from new outlets, which provided an additional $9.6 million in sales.

•	Impact of foreign exchange as our sales are made in Polish Zloty and are translated to U.S. dollars based upon the average exchange rate for the period. For the six months ended June 30, 2006, the Polish Zloty strengthened by approximately 1% against the U.S. dollar, as compared to the six months ended June 30, 2005, resulting in higher sales on a dollar basis.

Gross Profit

Total gross profit increased by approximately 105.0%, or $42.6 million, to $83.2 million for the six months ended June 30, 2006, from $40.6 million for the six months ended June 30, 2005, reflecting the effect of the acquisitions of Bols and Bialystok and sales growth in the six months ended June 30, 2006. Gross margin increased from 12.9% of net sales for the six months ended June 30, 2005 to 20.2% of net sales for the six months ended June 30, 2006. This increase in gross margin resulted from the acquisitions of Bols and Bialystok. Gross margins on products produced by the Company are higher than gross margins on products supplied by third-party producers.

Operating Expenses

Operating expenses consist of selling, general, and administrative, or “S,G&A” expenses, advertising expenses, and non-production depreciation and amortization. Total operating expenses increased by approximately 76.5%, or $20.2 million, from $26.4 million for the six months ended June 30, 2005 to $46.6 million for the six months ended June 30, 2006. Approximately $16.2 million of this increase resulted primarily from the effects of the Company’s acquisition of production businesses in 2005 and the remainder of the increase resulted primarily from the growth of the business. The table below sets forth the items of operating expenses.

	Six Months Ended June 30,
	2006	2005
	($ in thousands)
S,G&A	$38,195	$22,879
Marketing	5,435	1,503
Depreciation and amortization	3,007	1,985

Total operating expense	$46,637	$26,367

S,G&A consists of salaries, warehousing and transportation costs and administrative expenses and bad debt provisions. S,G&A increased by approximately 66.8%, or $15.3 million, from $22.9 million for the six months ended June 30, 2005 to $38.2 million for the six months ended June 30, 2006. Approximately $11.6 million of this increase resulted primarily from the effects of acquisitions in 2005 and 2006. As a percent of sales, SG&A has increased from 7.3% of net sales in the six months ended June 30, 2005 to 9.3% of net sales in the six months ended June 30, 2006 primarily due to the Bols and Bialystok acquisitions, as production companies run a higher S,G&A as a percent of sales than distribution companies.

As part of the Company’s entrance into brand ownership, and costs related to the promotion of our own brands, marketing expenses have increased by $3.9 million from $1.5 million for the six months ended June 30, 2005 to $5.4 million for the six months ended June 30, 2006.

Depreciation and amortization increased by approximately 50.0%, or $ 1.0 million, from $2.0 million for the six months ended June 30, 2005 to $3.0 million for the six months ended June 30, 2006. This increase resulted primarily from the effect of business acquisitions.

Operating Income

Total operating income increased by approximately 157.7%, or $22.4 million, from $14.2 million for the six months ended June 30, 2005 to $36.6 million for the six months ended June 30, 2006. This increase resulted primarily from the Company’s acquisitions. Operating margin increased from 4.5% of net sales for the six months ended June 30, 2005 to 8.9% of net sales for the six months ended June 30, 2006. The increase in operating margin is due primarily to the higher gross profit margin as described above.

Non Operating Income and Expenses

Total interest expense increased by $14.5 million, from $1.4 million for the six months ended June 30, 2005 to $15.9 million for the six months ended June 30, 2006. This increase resulted primarily from interest on, and amortization of, the financial cost of our €325 million of Senior Secured Notes issued in July 2005 to finance the Bols and Bialystok acquisitions. The interest expense of the Senior Secured Notes will remain relatively constant throughout the year and therefore will be a higher percentage of the Company’s net sales during a low sales period than it will be during a higher sales period. This will result in increased seasonality of our results, as our first quarter tends to be our lowest sales period, whereas our fourth quarter tends to be our highest sales period.

Excluding interest from the bond debt, net working capital interest for the six months ended June 30, 2006 was $0.5 million as compared to $1.6 million for the six months ended June 30, 2005. This reduction is primarily due to lower interest rates in Poland as well as lower average borrowings, primarily from the cash flow generated by the company.

Other financial expenses relate primarily to the impact of movements in exchange rates and the cost of hedges. For the six months ended June 30, 2006, these costs include $18.9 million representing the net loss on the revaluation of the Senior Secured Notes and a gain of $11.8 million related to the closing of a Euro to Polish Zloty coupon swap. Due to the continued strength of the Polish economy and currency, the Company closed a swap contract that exchanged the variable Euro coupon with a variable Polish Zloty coupon (CIRS). The hedge did not qualify for hedge accounting and therefore all changes in fair value were reflected in the results of operations.

Other non operating income increased by approximately $1.6 million for the six months ended June 30, 2006. This increase resulted primarily from a gain in sales of assets, including a gain of approximately $1.1 million on sale of accounts receivables which were fully provided for.

Income Tax

The effective tax rate for the six months ended June 30, 2006 is 17%, which is lower than historical rates primarily due to a tax true up in one of the Polish subsidiaries recognized in the first quarter of 2006.

The Company’s Future Liquidity and Capital Resources

The Company’s primary uses of cash in the future will be to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The Company expects to fund these requirements in the future with cash flows from its operating activities, cash on hand, and the financing arrangements described below.

Financing Arrangements

Existing Credit Facilities

As of June 30, 2006, the Company had total debt outstanding under existing credit facilities in the Polish Zloty equivalent of approximately $30.9 million. In order to fund working capital and other liquidity requirements, the Company also has available non-committed credit lines with various banks and credit institutions. As of June 30, 2006, the amount of available, unutilized and uncommitted credit facilities was the Polish Zloty equivalent of approximately $48.1 million. These existing credit facilities are subject to renewal on an annual basis.

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

	Six months ended June 30, 2006	Six months ended June 30, 2005
	($ in thousands)
Cash flow from operating activities	40,164	17,747
Cash flow from investing activities	(3,002)	(1,717)
Cash flow from financing activities	(842)	(4,241)

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations, servicing of finance and taxation. Net cash inflows provided by operating activities for the six months ended June 30, 2006 was $40.2 million as compared to cash inflows of $17.7 million for the six months ended June 30, 2005. The primary drivers for the increase were overall business growth and improved accounts receivable collection. Working capital movements contributed $22.6 million of cash inflows for the six months ended June 30, 2006 as compared to $5.5 million of cash inflows for the six months ended June 30, 2005. Included in the cash flow from operating activities for the six months ended June 30, 2006 are interest payments of $18.5 million representing the six-month coupon payment on the Senior Secured Notes.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets as well as proceeds from sales of fixed assets. Net cash outflow used in investing activities for the six months ended June 30, 2006 was $3.0 million as compared to cash outflow of $1.7 million for the six months ended June 30, 2005. Cash used for investment of fixed assets of $3.4 million for the six months ended June 30, 2006 include additions of motor vehicles of $798,500, IT hardware and software of $111,200, equipment of $249,200 and work in progress of $637,300. Acquisitions include three business acquisitions for $1.9 million that were closed in January and May 2006. Cash inflows related to sales of investments of $1.9 million.

Net cash flow in/from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from issuance of securities and exercise of options. Net cash used by financing activities was $0.8 million for the six months ended June 30, 2006 as compared to $4.2 million in cash used by financing activities for the six months ended June 30, 2005. Included in cash outflows from financing activities for the six months ended June 30, 2006 is a $4.7 million cash outflow representing the final settlement to close out the Euro to Polish Zloty interest rate swap and cash inflows from existing credit facilities of $3.5 million.

Effects of Inflation and Foreign Currency Movements

Inflation in Poland for the first six months of 2006 was 0.7% as compared to 2.9% for the first six months of 2005.

The Company’s operating cash flows and substantially all of its assets are denominated in Polish Zloty. This means that the Company is exposed to translation movements both on its balance sheet and income statement. The impact on working capital items is shown on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the income statement is caused by movements of the average exchange rate used to restate the income statement from Polish Zloty to U.S. Dollars. The amounts shown as exchange rate gains or losses on the face of the income statement relate only to realized gains or losses on non Polish Zloty denominated transactions.

As a result of the issuance of the Company’s €325 million Senior Secured Notes due 2012, we are exposed to foreign exchange movements. Movements in the EUR-Polish Zloty exchange rate will require us to revalue our liability of the Senior Secured Notes, the impact of which will be reflected in the results of the Company’s operations. As of June 30, 2006, the Company had outstanding a hedge contract for a seven year interest rate swap agreement, which exchanged a fixed Euro based coupon of 8% with a variable Euro based coupon (IRS). As a result of this, the Company’s interest rates will be subject to movements in the underlying EURIBOR rates. As at June 30, 2006 the variable rate on the bond including the impact of the IRS, was 7.67%.

As at June 30, 2006, the exchange rate for the Polish Zloty versus the U.S. Dollar was 3.1816, a change of 4.9% from June 30, 2005, at which time the exchange rate was 3.3461 Polish Zloty per dollar. As at July 31, 2006 the exchange rate for the Polish Zloty versus the U.S. Dollar was 3.0831.

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

As of June 30, 2006, the Company had an outstanding hedge contract for a seven year interest rate swap agreement accounted for as fair value hedge. The swap agreement exchanged a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) As a result of this, movements in the underlying EURIBOR rates will impact the results of our operations. The Company does not have any financial instruments held for trading purposes.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 1, 2006. At the meeting, directors were elected, the Company’s selection of independent public auditors for the 2006 fiscal year was ratified, and amendments to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 40,000,000 to 80,000,000 were approved.

The votes cast for, against and withheld for each nominee for director were as follows:

Nominees	FOR	AGAINST	WITHHOLD AUTHORITY TO VOTE
William. V Carey	15,741,591	0	32,149
David Bailey	15,713,393	0	60,347
N. Scott Fine	15,520,164	0	253,576
Tony Housh	15,713,793	0	59,947
Bobby Koch	15,648,244	0	125,496
Jan Laskowski	15,705,318	0	68,422
Dominique Heriard Dubreuil	15,745,046	0	28,694
Markus Sieger	15,672,912	0	100,828

The selection of independent public auditors was ratified by a vote of 15,706,607 (65.69% of the total eligible votes) in favor and 62,299 votes (.002% of the total eligible votes) against with 4,833 votes abstaining and no broker non-votes.

The amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 40,000,000 to 80,000,000 was approved by a vote of 14,785,812 votes (61.83% of the total eligible votes) in favor and 973,442 votes (.04% of the total eligible votes) against with 14,483 votes abstaining and no broker non-votes.

ITEM 6. EXHIBITS

(a) Exhibit

Exhibit Number	Exhibit Description
3.1*	Certificate of Incorporation.

3.2	Amended and Restated Bylaws (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed on May 3, 2006 and incorporated herein by reference).

4.1*	Second Supplemental Indenture, dated as of March 30, 2006, among Central European Distribution Corporation, as Issuer, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o. and Miro Sp. z o.o. as Initial Guarantors, Botapol Holding B.V. and Bols Sp. z o.o. as Additional Guarantors, The Bank of New York as Trustee and ING Bank N.V., London Branch as Note Security Agent.

4.2*	Third Supplemental Indenture, dated as of July 7, 2006, among Central European Distribution Corporation, as Issuer, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o. and Miro Sp. z o.o. as Initial Guarantors, Botapol Holding B.V. and Bols Sp. z o.o. as Additional Guarantors, Delikates Sp. z o.o., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Imperial Sp. z o.o. and Krokus Sp. z o.o. as New Guarantors, The Bank of New York as Trustee and ING Bank N.V., London Branch as Note Security Agent.

31.1 *	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2 *	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1 *	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)

Date: August 8, 2006	By:	/s/ William V. Carey
William V. Carey
President and Chief Executive Officer

Date: August 8, 2006	By:	/s/ Chris Biedermann
Chris Biedermann
Vice President and Chief Financial Officer