Form 10-Q
period 2006-09-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2006-11-08
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The number of shares outstanding of each class of the issuer’s common stock as of October 31, 2006:

Common Stock ($.01 par value) 35,699,924

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

Amounts in columns expressed in thousands

	September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$83,977	$60,745
Short term financial assets	2,539	4,269
Accounts receivable, net of allowance for doubtful accounts of $22,500 and $22,851 respectively	143,785	188,029
Inventories	71,058	73,411
Prepaid expenses and other current assets	17,996	19,198
Deferred income taxes	6,794	5,847

Total Current Assets	326,149	351,499
Intangible assets, net	337,930	316,821
Goodwill, net	384,522	372,664
Property, plant and equipment, net	44,325	39,784
Deferred income taxes	4,338	2,361
Other assets	842	1,343

Total Assets	$1,098,106	$1,084,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$87,528	$112,838
Bank loans and overdraft facilities	25,673	26,747
Income taxes payable	3,443	672
Taxes other than income taxes	64,695	59,387
Other accrued liabilities	41,443	62,577
Current portions of obligations under capital leases	2,873	3,328

Total Current Liabilities	225,655	265,549

Long-term debt, less current maturities	8	9
Long-term obligations under capital leases	226	1,455
Long-term obligations under Senior Secured Notes	384,881	367,575
Deferred income taxes	62,066	59,805

Total Long Term Liabilities	447,181	428,844

Minority interests	21,827	15,137

Stockholders’ Equity
Common Stock ($0.01 par value, 80,000,000 shares authorized, 35,938,461 and 23,885,245 shares issued at September 30, 2006 and December 31, 2005, respectively)	359	239
Additional paid-in-capital	298,377	296,574
Retained earnings	95,996	72,634
Accumulated other comprehensive income	8,861	5,645
Less Treasury Stock at cost (246,037 and 164,025 shares at September 30, 2006 and December 31, 2005 respectively)	(150)	(150)

Total Stockholders’ Equity	403,443	374,942

Total Liabilities and Stockholders’ Equity	$1,098,106	$1,084,472

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

Amounts in columns expressed in thousands

(except per share data)

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$298,566	$197,688	$818,075	$511,939
Excise taxes	(64,664)	(10,160)	(172,027)	(10,160)
Net Sales	233,902	187,528	646,048	501,779
Cost of goods sold	183,198	160,186	512,104	433,849

Gross Profit	50,704	27,342	133,944	67,930

Operating expenses	26,662	18,126	73,299	44,493

Operating Income	24,042	9,216	60,645	23,437

Non operating income / (expense), net
Interest (expense), net	(7,931)	(6,219)	(23,846)	(7,606)
Other financial income / (expense), net	5,856	(5,331)	(1,734)	(5,395)
Other non operating income / (expense), net	(139)	(163)	1,337	(275)

Income before taxes	21,828	(2,497)	36,402	10,161

Income tax expense	3,929	(474)	6,350	1,964

Minority interests	2,461	—	6,690	—

Net income	$15,438	($2,023)	$23,362	$8,197

Net income per share of common stock, basic	$0.43	($0.07)	$0.66	$0.32

Net income per share of common stock, diluted	$0.43	($0.07)	$0.65	$0.31

The accompanying notes are an integral part of the consolidated condensed financial statements.

Earnings per share data for comparative periods for 2005 have been restated in respect of 3 to 2 split.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (UNAUDITED)

Amounts in columns expressed in thousands

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income	Total
	Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2005	23,885	239	164	($150)	$296,574	$72,634	$5,645	$374,942

Net income for nine months ended September 30, 2006	—	—			—	23,362	—	23,362
Foreign currency translation adjustment	—	—			—	—	3,216	3,216

Comprehensive income for nine months ended September 30, 2006	—	—			—	23,362	3,216	26,578
Effect of stock split June 13, 2006	11,977	120	82		(120)			—
Common stock issued in connection with options	71	—			1,692			1,692
Common stock issued in connection with acquisitions	4	—			161	—	—	161
Other	1	—			70			70
Balance at September 30, 2006	35,938	359	246	($150)	$298,377	$95,996	$8,861	$403,443

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

Amounts in columns expressed in thousands

	Nine months ended September 30,
	2006	2005
Operating Activities
Net income	$23,362	$8,197
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	6,858	3,199
Deferred income taxes	(2,254)	(713)
Bad debt provision	752	668
Other non cash	2,695	—
Minority interests	6,690	—
Changes in operating assets and liabilities:
Accounts receivable	57,388	20,396
Inventories	8,924	8,046
Prepayments and other current assets	2,632	365
Trade accounts payable	(33,304)	(28,122)
Income and other taxes	3,326	(3,994)
Other accrued liabilities and other	(21,831)	15,160

Net Cash provided by Operating Activities	55,238	23,202

Investing Activities
Investment in fixed assets	(6,978)	(3,982)
Investment in trademarks	(1,210)	—
Proceeds from the disposal of equipment	909	1,960
Acquisitions, net of cash acquired	(22,403)	(178,502)
Changes in restricted cash	—	(229,639)

Net Cash used in Investing Activities	(29,682)	(410,163)

Financing Activities
Borrowings on bank loans and overdraft facility	16,647	17,697
Payment of bank loans and overdraft facility	(19,505)	—
Payment of long-term borrowings	—	(6)
Proceeds from sales of financial assets, net	1,891	—
Payment of capital leases	(1,865)	(1,705)
Borrowings on Senior Security Notes	—	378,541
Hedge payment	(4,677)	—
Options exercised	801	3,204

Net Cash provided by Financing Activities	(6,708)	397,731

Effect of exchange rate changes on cash and cash equivalents	4,384	(288)
Net Increase in Cash during the period	23,232	10,482
Cash and cash equivalents at beginning of period	60,745	10,491

Cash and cash equivalents at end of period	$83,977	$20,973

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$161	$126,185
Capital leases	$651	$889

Supplemental disclosures of cash flow information
Interest paid / (received)	$36,807	($336)
Income tax paid	$6,873	$1,700

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands except per share information

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (“CEDC”), a Delaware corporation, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. Historically the Company has operated as a distributor and importer of alcoholic beverages in Poland. Recently, however, the Company has vertically integrated into production and brand ownership through the acquisition of 100% of Bols Poland in August 2005 and 66% of Polmos Bialystok in October 2005. Bols and Polmos Bialystok are leading producers and marketers of premium and mainstream vodkas in Poland. In addition in July 2006 the Company expanded outside of Poland through the acquisition of Bols Hungary. Following these acquisitions, the Company is the largest vodka producer by value, and the leading distributor and importer of alcoholic beverages in Poland and a leading importer of alcoholic beverages in Hungary. The Company is based in Warsaw and operates through two plants, 16 distribution centers and 76 satellite branches.

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

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the nine and three-month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

3.	ACQUISITIONS

On July 12, 2006 the Company finalized the Share Purchase Agreement with DELB Holding BV (part of Remy Cointreau SA) for the purchase of 100% of the share capital of Bols Hungary for $12.4 million and Royal trademark for $7.6 million. The total acquisition price of $20.0 million was funded entirely with cash.

In addition on September 15, 2006 the Company completed the acquisition of Classic, an alcohol distribution company in the northeast of Poland, for approximately $1.4 million in cash. In addition we have completed other asset acquisitions for approximately $2.2 million in cash and $0.2 million in shares which were accounted for as business combinations.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the Bols Hungary and other acquisitions at the date of acquisition. The Company is in the process of completing its valuations and refining its purchase price adjustments for Bols Hungary, which will be finalized by December 31, 2006. As such, the allocation of the purchase price is subject to further refinement.

	Bols Hungary	Other	Total Acquisitions
Current Assets	$11,253	$1,569	$12,822
Property, plant, equipment and other assets	926	1,159	2,085
Trademarks and other intangible assets	8,369	0	8,369

Total assets	20,548	2,728	23,276

Current liabilities	7,344	1,962	9,306
Non-current deferred tax liability	0	0	0
Non-current liabilities	0	0	0

Total liabilities assumed	7,344	1,962	9,306

Net assets	13,204	766	13,970
Minority interests	0	0	0

Net assets acquired	$13,204	$766	13,970

Consideration given in cash	20,023	3,556	23,579
in shares	0	165	165
Consideration to be paid	0	201	201

Total consideration	20,023	3,922	23,945

Goodwill	6,819	3,156	9,975

Cash acquired	1,134	42	1,176

Net cash outflow	$18,889	$3,514	$22,403

The following table sets forth the unaudited pro forma results of operations of the Company for the three and nine month periods ending September 30, 2006. The unaudited pro forma results of operations give effect to the Company’s acquisitions as if they occurred on January 1, 2006. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Net sales	$238,006	$670,429
Net income	15,258	21,628
Net income per share data:
Basic earnings per share of common stock	$0.43	$0.61
Diluted earnings per share of common stock	$0.42	$0.60

4.	INTANGIBLE ASSETS

The major components of intangible assets are:

	September 30, 2006	December 31, 2005
Non-amortizable intangible assets:
Trademarks	335,411	314,722
Total	$335,411	$314,722
Amortizable intangible assets:
Trademarks	$5,286	$5,023
Customer relationships	1,137	356
Less accumulated amortization	(3,904)	(3,280)
Total	$2,519	$2,099

Total intangible assets	$337,930	$316,821

In connection with the purchase of Bols Hungary on July 12, 2006, the Company purchased the trademark for Royal Vodka, the number one selling vodka in Hungary, from DELB Holding BV (part of Remy Cointreau SA). The purchase price of $7.6 million was paid in cash. In addition on September 26, 2006 the Company bought the rights for Bols Vodka in Hungary for approximately $1.2 million dollars.

Management considers trademarks that are non amortizable assets to have high or market-leader brand recognition within their market segments based on the length of time they have existed, the comparatively high volumes sold and their general market positions relative to other products in their respective market segments. These trademarks include Soplica, Zubrowka, Absolwent, Royal and the rights for Bols Vodka in Poland, Hungary and Russia. Taking the above into consideration, as well as the evidence provided by analyses of vodka products life cycles, market studies, competitive and environmental trends, Management believes that these brands will generate cash flows for an indefinite period of time, and that the useful lives of these brands are indefinite. In accordance with SFAS 142, intangible assets with an indefinite life are not amortized but are reviewed at least annually for impairment.

5.	COMPREHENSIVE INCOME/(LOSS)

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

As of September 30, 2006, the Polish Zloty exchange rate used to translate the balance sheet strenghtened as compared to the exchange rate as of December 31, 2005 and as a result a gain to comprehensive income was recognized. Additionally, translation gains and losses with respect to long-term subordinated inter-company loans with the parent company are charged to other comprehensive income. As of September 30, 2006, the exchange rate for the Polish Zloty versus the U.S. Dollar was 3.1425, a change of 3.6% from December 31, 2005, at which time the exchange rate was 3.2613 Polish Zloty per dollar.

6.	EARNINGS PER SHARE

Net income per share of common stock is calculated under the provisions of SFAS No. 128, “Earnings per Share”. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic:
Net income	$15,438	($2,023)	$23,362	$8,197

Weighted average shares of common stock outstanding	35,690	27,822	35,652	25,979
Basic earnings per share	$0.43	($0.07)	$0.66	$0.32

Diluted:
Net income	$15,438	($2,023)	$23,362	$8,197

Weighted average shares of common stock outstanding	35,690	27,822	35,652	25,979
Net effect of dilutive employee stock options based on the treasury stock method	358	519	397	456

Totals	36,048	28,341	36,049	26,435
Diluted earnings per share	$0.43	($0.07)	$0.65	$0.31

In June 2006, the Company executed a 3 to 2 stock split. The comparatives for 2005 shown above have been adjusted to reflect this change.

7.	BANK LOANS AND OVERDRAFT FACILITIES

Bank Facilities

In June the Company consolidated all working capital facilities to three banks. These facilities are used primarily to support the Company’s working capital requirements. These credit lines are only denominated in Polish Zloty.

As of September 30, 2006, $53.0 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

Senior Secured Notes

In connection with the Bols and Polmos Bialystok acquisitions, on July 25, 2005 the Company completed the issuance of €325 million 8% Senior Secured Notes due 2012 (the “Notes”). Interest is due semi-annually on the 25th of January and July, and the Notes are guaranteed on a senior basis by certain of the Company’s subsidiaries. The Indenture governing our Notes contains certain restrictive covenants, including covenants limiting the Company’s ability to: make certain payments, including dividends or other distributions, with respect to the share capital of the parent or its subsidiaries; incur or guarantee additional indebtedness or issue preferred stock; make certain investments; prepay or redeem subordinated debt or equity; create certain liens or enter into sale and leaseback transactions; engage in certain transactions with affiliates; sell assets or consolidate or merge with or into other companies; issue or sell share capital of certain subsidiaries; and enter into other lines of business. As of September 30, 2006 and December 31, 2005, the Company had accrued interest included in other accrued liabilities of $6.3 million and $15.1 million respectively related to the Senior Secured Notes, with the next coupon due for payment on January 25, 2007. Total obligations under the Senior Secured Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method and fair value adjustments from the application of hedge accounting as shown in the table below:

	September 30, 2006	December 31, 2005
Senior Secured Notes	$411,977	$384,643
Fair value hedge mark to market	(17,006)	(6,196)
Unamortized financial costs	(10,090)	(10,872)

Total	$384,881	$367,575

The movement in the value of the Senior Secured Notes is due to exchange rate movements, as the Notes are denominated in Euros and converted to Polish Zlotys at the appropriate period end exchange rate.

Total borrowings as disclosed in the financial statements are:

	September 30, 2006	December 31, 2005
Short term bank loans and overdraft facilities for working capital	$25,673	$26,747

Total short term bank loans and overdraft facilities	25,673	26,747

Current portion of long term debt	—	—
Long term obligations under Senior Secured Notes	384,881	367,575
Other total long term debt, less current maturities	8	9

Total debt	$410,562	$394,331

September 30, 2006
Principal repayments for the followings years
2006	$25,673
2007	8
2008	—
2009	—
2010 and beyond	411,977

Total	$437,658

8.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	September 30,	December 31,
	2006	2005
Raw materials and supplies	$12,165	$9,514
In-process inventories	267	—
Finished goods and goods for resale	58,626	63,897

Total	$71,058	$73,411

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

9.	LEASE OBLIGATIONS

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

The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of September 30, 2006.

2006	$633
2007	1,986
2008	1,986
2009	1,986
Thereafter	1,218

$7,809

During the third quarter of 2006, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease as of September 30, 2006 are as follows:

2006	$2,864
2007	$133
2008	102

Gross payments due	$3,099
Less interest	(248)

Net payments due	$2,851

10.	INCOME TAXES

The Company operates in three tax jurisdictions, the United States of America, Poland and Hungary. All Polish subsidiaries file their own corporate tax returns as well as account for their own deferred tax assets and liabilities. The Company does not file a tax return in Delaware based upon its consolidated income, but does file a return in Delaware based on the income statement for transactions occurring in the United States of America.

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate in each of our tax jurisdictions which include Poland, the U.S. and Hungary. The company is currently generating tax loss carry forwards in the United States at a 35% tax rate, which has the effect of reducing the overall effective tax rate below the 19% Polish statutory rate.

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

11.	OTHER FINANCIAL INCOME

For the nine months ended September 30, 2006, the following items are included in Other Financial Income:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Foreign exchange impact related to Senior Secured Notes Financing	$5,392	$(13,508)
Gain on closed CIRS contracts (Note 13)	—	11,772
Other foreign exchange gains	464	2

Total other financial income / (expense), net	$5,856	$(1,734)

12.	OTHER NON OPERATING INCOME

For the nine months ended September 30, 2006, the Company recognized a gain in other non operating income of $1.3 million, which is primarily comprised of a gain on the sale of receivables of $1.1 million. This sale was without recourse and occurred on February 28, 2006 and related to the receivables acquired from Polmos Bialystok that were previously valued at zero due to inability of Polmos Bialystok to collect these receivables or recover the value of the underlying collateral for an extended period of time.

13.	FINANCIAL INSTRUMENTS

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

In September of 2005 the Company entered into a second hedge that exchanged the variable Euro coupon with a variable Polish Zloty coupon (CIRS). However, the Company closed this swap contract in March 2006. The hedge did not qualify for hedge accounting and therefore all changes in fair value were reflected in the results of operations. For the nine months ended September 30, 2006, the Company recorded a gain on the CIRS of $11.8 million which is recorded in other financial income.

14.	STOCK OPTION PLANS AND WARRANTS

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

The Company’s 1997 Stock Incentive Plan (“Incentive Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, executives, and other employees (“employees”) of the Company and to non-employee service providers of the Company. Following a shareholder resolution in April 2003 and the stock splits of May 2003, May 2004 and June 2006, the Incentive Plan authorizes, and the Company has reserved for future issuance, up to 5,906,250 shares of Common Stock (subject to an anti-dilution adjustment in the event of a stock split, re-capitalization, or similar transaction). The Compensation Committee of the Board of Directors of the Company administers the Incentive Plan.

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

Before January 1, 2006 CEDC, the holding company, realized net operating losses and therefore an excess tax benefit (windfall) resulting from the exercise of the awards and a related credit to Additional Paid-in Capital (APIC) of $910,000 was not recorded in the Company’s books. Footnote 82 of SFAS 123(R) states that the excess tax benefits and the credit to APIC for the windfall should not be recorded until the deduction reduces income taxes payable on the basis that cash tax savings have not occurred. The Company will recognize the windfall upon realization.

The fair values of stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2005, and 2006 respectively: risk-free interest rate of 2.38%, 4.00%, and 4.25%; dividend yields of 0.0%; volatility factors of the expected market price of the Company’s common stock of 15%, 9% and 9%; and a weighted-average expected life of the option of 3.3 years. The Black-Scholes option valuation method was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the Company’s stock option activity, and related information for the period ended September 30, 2006 is as follows:

	Number of Options	Weighted- Average Exercise Price
Total Options
Outstanding at January 1, 2006	889,550	$25.64
Granted	119,000	$40.06
Exercised	(20,625)	$14.19
Forfeited	(2,250)	$25.06

Outstanding at March 31, 2006	985,675	$26.57
Exercisable at March 31, 2006	557,575	$24.91

Outstanding at April 1, 2006	985,675	$26.57
Granted	67,875	$40.71
Exercised	(43,000)	$10.84
Forfeited	(2,250)	$25.31
Effect of Stock Split	504,150	$(9.40)

Outstanding at June 30, 2006	1,512,450	$18.80
Exercisable at June 30, 2006	805,613	$17.03

Outstanding at July 1, 2006	1,512,450	$18.80
Granted	22,687	$22.82
Exercised	(7,000)	$6.06
Forefeited	—	$0.00

Outstanding at September 30, 2006	1,528,137	$18.94
Exercisable at September 30, 2006	795,620	$17.12

During 2004, 2005, and the first nine months of 2006, respectively, the range of exercise prices was $1.13 to $11.85; $1.19 to $14.05, and $1.19 to $16.63. During 2004, 2005, and the first nine months of 2006 respectively, the weighted average remaining contractual life of options outstanding were 5 years; 3 years; and 3 years. Exercise prices for options outstanding as of September 30, 2006 ranged from $1.13 to $29.14. The weighted average remaining contractual life of those options is 3.3 years.

The Company has issued stock options to employees under share-based compensation plans. Stock options are issued at the current market price, subject to a vesting period with the vesting periods ranging from 0 to 3 years. As of September 30, 2006, the Company has not changed the terms of any outstanding awards.

The application of SFAS 123(R) had the following effect for the periods ending September 30, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share data).

	Three months ended September 30, 2006			Nine months ended September 30, 2006
	Using previous accounting	SFAS 123(R) Adjustments	As reported	Using previous accounting	SFAS 123(R) Adjustments	As reported
Basic:
Net income	$15,736	$(298)	$15,438	$24,140	$(778)	$23,362

Weighted average shares of common stock outstanding	35,690	35,690	35,690	35,652	35,652	35,652

Basic earnings per share	$0.44	$(0.01)	$0.43	$0.68	$(0.02)	$0.66

Diluted:
Net income	$15,736	$(298)	$15,438	$24,140	$(778)	$23,362

Weighted average shares of common stock outstanding	35,690	35,690	35,690	35,652	35,652	35,652

Net effect of dilutive employee stock options based on the treasury stock method	393	(35)	358	421	(24)	397

Totals	36,083	35,655	36,048	36,073	35,628	36,049
Diluted earnings per share	$0.44	$(0.01)	$0.43	$0.67	$(0.02)	$0.65

During the nine months ended September 30, 2006, the Company recognized compensation cost of $684,928 and a related deferred tax asset of $130,136.

As of September 30, 2006, there was $897,509 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The costs are expected to be recognized over a weighted average period of 11 months through 2007.

Total cash received from exercise of options during the nine months ended September 30, 2006 amounted to $801,090.

Pro forma information regarding comparative net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income as reported	$(2,023)	$8,197
Deduct: Total stock-based compensation determined using SFAS 123 fair value-based method for all awards	$(368)	($1,043)

Pro forma net income - SFAS 123 fair value adjusted	$(2,391)	$7,154

Basic earnings per share:
- as reported	$(0.07)	$0.32
- SFAS 123 fair value adjustment	$(0.09)	$0.28

Diluted earnings per share
- as reported	$(0.07)	$0.31
- SFAS 123 fair value adjustment	$(0.08)	$0.27

15.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

As part of the Polmos Bialystok acquisition, the Company signed a Social Guarantees Package with trade union organizations in Poland. Under this agreement, the Company is obligated to pay to Polmos Bialystok employees a Privatization Bonus in an amount equal to ten months of gross wages of which six months were already paid as of June 30, 2006. In addition, as part of the Share Purchase Agreement, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish Zloty (approximately $23 million based on the then-current exchange rate) during the five years after the acquisition was consummated.

16.	RELATED PARTY TRANSACTION

In January 2005, the Company entered into a rental agreement for a facility located in northern Poland, which is 33% owned by the Company’s Chief Operating Officer. The monthly rent to be paid by the Company for this location is approximately $18,000 per month and relates to facilities to be shared by two subsidiaries of the Company.

17.	SUBSEQUENT EVENTS

On October 16, 2006 the Company announced that its wholly owned subsidiary, Carey Agri International Poland Sp. z o.o. (“Carey Agri”), had commenced a tender offer (the “Tender Offer”) for the remaining shares (4,048,334 shares) of Polmos Bialystok that it does not already own for PLN 85.25 per share (approximately $27.50 per share). In line with Polish tender regulations, Carey Agri must formally tender for the full 4.04 million shares, however approximately 0.8 million shares are locked up by Polmos Bialystok employees until May 2007 and will not be eligible for sale as part of this tender. Therefore the actual number of shares that can be purchased would amount to approximately 3.2 million shares at PLN 85.25 per share, with an approximate total value of PLN 272.8 million (approximately $88.0 million ).

This $88.0 million will be financed through a credit facility as described below. The exchange rate of 3.1002 used for conversion of PLN to USD is based upon the National Bank of Poland fixing rate as of October 13, 2006.

The Tender Offer is expected to close at the end of November 2006 or early December 2006. Upon a successful closing, CEDC would own 66% plus the amount of shares purchased during the tender, up to a maximum of 94%. Following the closing of the Tender Offer, CEDC intends to start the process to de-list Polmos Bialystok from the Warsaw Stock Exchange.

On October 12, 2006, Carey Agri entered into a multipurpose credit line agreement (the “Credit Facility”) and a bank guarantee (the “Bank Guarantee”) with Fortis Bank SA/NV, Austrian Branch (“Fortis Bank”) in connection with the Tender Offer.

The Credit Facility provides for a credit limit of up to PLN 350 million (approximately $113 million) which may be disbursed as (i) a non-revolving loan (the “Loan”) to be used to finance the Tender Offer or (ii) to pay amounts due under the Bank Guarantee. In connection with the Credit Facility, Carey Agri, MTC sp. z o.o., Miro sp. z o.o., Delikates sp. z o.o., Multi Ex S.A., Panta Hurt sp. z o.o., Polskie Hurtownie Alkoholi sp. z o.o., Astor sp. z o.o., Imperial sp. z o.o., Polnis-Dystrybucja sp. z o.o., Dako Galant PHP sp. z o.o., Onufry sp. z o.o., Fine Wine & Spirits sp. z o.o., PWW sp. z o.o., Saol Dystrybucja sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis sp. z o.o., Damianex S.A., Krokus sp. z o.o., and Bols sp. z o.o issued blank promissory notes to Fortis Bank. The Loan bears interest at a rate equal to the one month Warsaw Interbank Rate plus a margin of 1.25% and matures on February 15, 2007.

The Bank Guarantee was issued by Fortis Bank in favor of ING Securities S.A., a brokerage house intermediating in the Tender Offer, to secure Carey Agri’s obligations arising from the Tender Offer. The Bank Guarantee is valid from October 16, 2006 (the date the Tender Offer was announced) until February 1, 2007. The commission for the Bank Guarantee is 0.1% of the Bank Guarantee amount per month.

On October 16, 2006, the Company announced that it currently intends to sell shares of its common stock through a dual listing on the Warsaw Stock Exchange to be completed within two to five months. The Company currently expects that the sale would be made through an underwritten public offering in Poland and an international private placement to certain institutional investors outside of Poland. As part of the underwritten public offering, CEDC may also offer and sell its common stock in the United States. If CEDC completes the proposed offering, it currently intends to use the net proceeds for repayment of the Credit Facility (up to $95 million) and other corporate purposes such as the potential repayment of other debt and/or acquisition financing (up to $25 million).

Subject to market, general economic and industry conditions as well as potential financing requirements, CEDC expects to make a further determination of funds required for the purposes mentioned above, and of whether, and the extent to which, a portion of such requirements will be funded with debt, rather than equity, within the next ninety days.

18.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, FASB issued Interpretation No.48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No.109, “Accounting for Income Taxes.” FIN 48 seeks to reduce the diversity in practice associated with income tax accounting including classification, interest and penalties, accounting in interim periods, derecognition, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by their respective levels within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company is currently estimating the impact that the implementation of SFAS 157 would have on the consolidated financial statements when adopted.

In September 2006, the U.S. SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, and the Company does not expect the implementation of SAB 108 to have a material impact on the consolidated financial statements.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.

This report contains forward-looking statements, which provide our current expectations or forecasts of future events. These forward-looking statements may be identified by the use of forward-looking terminology, including the terms “aim”, “continue”, “could”, “forecast”, “guidance”, “plan”, “potential”, “predict”, “project”, “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth, liquidity, prospects, strategies;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	statements about the integration of our acquisitions;

•	information about the effect of Polish regulations on our businesses;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and the development of the industry in which we operate, may differ materially from those anticipated in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. Important factors that could cause those differences include, but are not limited to:

•	our ability to respond to competitive pressures;

•	risks related to economic conditions and shifts in consumer preferences;

•	our ability to retain key management personnel;

•	changes in the prices of our products and raw materials;

•	risks related to exchange rate movements;

•	risks related to anti-monopoly and other government regulation of our business;

•	the possible adverse impact of our substantial leverage and our ability to meet significant debt service obligations; and

•	our compliance with restrictive debt covenants.

We urge you to read and carefully consider the other reports that we have filed with the SEC for a more complete discussion of the factors and risks that could affect our future performance and the industry in which we operate, including the risk factors identified in this report. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur or may not occur as contemplated.

You should not place undue reliance on these forward-looking statements because they reflect our judgment only as of the date of this report. We undertake no obligation, and do not expect, to publicly update or publicly revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements referred to above and contained elsewhere in this report.

The following discussion and analysis provides information which management believes is relevant to the reader’s assessment and understanding of our results of operations and financial condition and should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto found elsewhere in this report.

Overview

We are the largest vodka producer by value and volume and the leading distributor and importer of alcoholic beverages in Poland. Our business involves the marketing and distribution of products that we produce at our two distilleries, as well as the importation, marketing and distribution on an exclusive basis of many well known international beers, wines and spirits brands and wholesaling of a range of products from local and international drinks companies operating in Poland.

Prior to 2005, we had primarily operated as a pure wholesaler, importer and marketer of alcoholic beverages in Poland; however, through the acquisition of the Bols and Polmos Białystok distilleries in 2005, we have significantly expanded the scope of our operations. On August 17, 2005 we completed the acquisition of 100% of Botapol Holding B.V. which itself owns 100% of the outstanding stock of Bols. Bols is a leading producer and marketer of premium vodkas and a leading importer of premium spirits and wines in Poland. On October 12, 2005 we acquired 61% of the capital stock of Polmos Bialystok, one of the leading producers of vodka in Poland. We also purchased approximately 5% of the capital stock of Polmos Bialystok in the open market. As of September 30, 2006, we owned approximately 66% of Polmos Bialystok’s outstanding capital. On October 16, 2006 we announced a tender offer for all shares in Polmos Białystok that we do not currently own.

During the end of last year and continuing this year, we have been active in integrating the production companies into our importing and distribution companies. To that end, we have instituted new trade terms into the distribution market, which have been accepted by the main distributors. We have also redefined our 703 person sales force in Poland to better serve our distribution channels and to better promote our own vodka brands. We have made significant progress with our plans to build two rectification units, at both the Bols and Polmos Bialystok facilities, and expect these units to be completed in 2007. Our export team has been in the process of repackaging our Zubrówka brand and exploring new branding initiatives, and has been actively pursuing worldwide distribution agreements for increasing export sales.

On July 12, 2006, we acquired 100% of the share capital of Bols Hungary Kft, an alcohol importer and distributor in Hungary, and the Royal Vodka trademark from DELB Holding BV. On September 26, 2006, we acquired from Lucas Bols B.V., a perpetual, excusive, royalty-free and sublicensable licence to use the Bols Vodka trademark in relation to marketing and sale of our products in Hungary. In addition, on September 15, 2006 we acquired Classic Sp. z o.o., an alcohol distribution company in the northeast of Poland.

Significant factors affecting our consolidated results of operations

Effect of Acquisitions of Distributors

As part of our strategy to increase distribution capacity we have acquired and will continue to acquire existing distributors, particularly in regions where we do not have a leading position. The distributors we acquire are primarily involved in the vodka distribution business and are among the leading distributors in their regions. Over the past seven years, we have acquired 15 distributors throughout Poland. Typically, we purchase these distributors with cash and shares of our common stock. For the twelve months ending December 31, 2005 the acquisitions made during this period have had a positive impact on the results of CEDC accounting for approximately 5% of our consolidated net sales and income.

Effect of Acquisitions of Production Subsidiaries

During 2005, we expanded our acquisition strategy to vertically integrate into the production of alcoholic beverages by targeting leading distilleries with the leading premium and mainstream brands in Poland. The acquisition and integration of these businesses into our operations have had a significant effect on our results of operations.

The Bols Acquisition

On August 17, 2005 we completed a share sale agreement with Takirra Investment Corporation N.V., Rémy Cointreau S.A. and Botapol Management B.V. (an indirect subsidiary of Rémy Cointreau S.A.) to acquire 100% of the outstanding capital stock of Botapol Holding B.V., which itself owned 100% of the outstanding capital stock of both Bols, its principal operating subsidiary, and Hillcroft Sp. z o.o., which transaction we refer to as the Bols Acquisition or Acquisition of Bols. Bols is a leading producer and marketer of premium vodkas and a leading importer of premium spirits and wines in Poland.

The Polmos Białystok Acquisition

On October 12, 2005 we acquired 61% of the capital stock of Polmos Białystok, one of the leading producers of vodka in Poland, which transaction we refer to as the Polmos Białystok Acquisition or Acquisition of Polmos Białystok. We also purchased approximately 5% of the capital stock of Polmos Białystok in the open market. As of September 30, 2006 we owned approximately 66% of Polmos Białystok’s outstanding capital.

During the end of 2005 and continuing this year, we have been active in integrating the production companies into our importing and distribution companies. The acquisition and integration of these businesses into our operations have had a significant effect on our results of operations. As discussed below, these acquisitions have increased our net sales, cost of goods sold and operating profit. In addition, the issuance of our 325 million Euro senior secured notes has increased our financing costs.

Major factors affecting our operations and results during 2006

In addition to the acquisitions, other factors affecting our operations and results in the three months ended September 30, 2006, was the impact of the unusually hot month of July whereby temperatures reached 200 year record highs. The result of this was an estimated one off shortfall in sales for the three months ending September 30, 2006 of approximately $5 million.

The record temperatures which also caused a reduction in the grain harvest in Poland have led to increased prices of raw spirit. The higher spirit pricing resulted in an increase of our cost of goods sold by approximately 0.4% as compared to the second quarter of 2006. In order to compensate for the higher spirit prices, we have increased prices of some of our key vodka brands that we produce from October 1, 2006.

Results of Operations:

Three months ended September 30, 2006 compared to three months ended September 30, 2005

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Three months ended
	September 30, 2006	September 30, 2005
	(unaudited)	(unaudited)
Sales	$298,566	$197,688
Excise taxes	(64,664)	(10,160)
Net Sales	233,902	187,528
Cost of goods sold	183,198	160,186

Gross Profit	50,704	27,342

Operating expenses	26,662	18,126

Operating Income	24,042	9,216

Non operating income / (expense), net
Interest (expense), net	(7,931)	(6,219)
Other financial income / (expense), net	5,856	(5,331)
Other non operating income / (expense), net	(139)	(163)

Income before taxes	21,828	(2,497)

Income tax expense	3,929	(474)
Minority interests	2,461	—

Net income	$15,438	($2,023)

Net income per share of common stock, basic	$0.43	($0.07)

Net income per share of common stock, diluted	$0.43	($0.07)

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and value added tax. Total net sales increased by approximately 24.7%, or $46.4 million, from $187.5 million for the three months ended September 30, 2005 to $233.9 million for the three months ended September 30, 2006. This increase in sales is due to the following factors:

Net Sales for three months ended September 30, 2005	$187,528
Increase from acquisitions	28,327
Existing business sales growth	4,351
Impact of foreign exchange rates	13,696

Net sales for three months ended September 30, 2006	$233,902

Factors impacting our sales for the third quarter of 2006 include:

•	Additional sales gain from the acquisitions completed after the third quarter of 2005, which provided an additional $28.3 million of sales for the three months ended September 30, 2006.

•	Our existing business sales growth was impacted by estimated $5 million in lower vodka sales due to the unusually hot weather as described above.

•	Impact of foreign exchange as our sales are made in Polish Zloty and are translated to U.S. dollars based upon the average exchange rate for the period. For the three months ended September 30, 2006, the Polish Zloty strengthened by approximately 6.7% against the U.S. dollar, as compared to the three months ended September 30, 2005, resulting in higher sales on a dollar basis.

Gross Profit

Total gross profit increased by approximately 85.7%, or $23.4 million, to $50.7 million for the three months ended September 30, 2006, from $27.3 million for the three months ended September 30, 2005, reflecting the effect of the acquisitions of Bols Poland and Polmos Bialystok and sales growth in the three months ended September 30, 2006. Gross margin increased from 14.6% of net sales for the three months ended September 30, 2005 to 21.7% of net sales for the three months ended September 30, 2006. This increase in gross margin resulted from the acquisitions of Bols Poland and Polmos Bialystok in 2005 and Bols Hungary in 2006. Gross margins on products produced by the Company by Bols Poland and Polmos Bialystok are higher than gross margins on products supplied by third-party producers.

As part of our continued strategy to drive sales of our own brands we have reduced our portfolio of lower margin SKU’s by approximately $12 to $15 million for three months ending September 30, 2006 as compared to the three months ending September 30, 2005, and replaced a significant portion of these sales with higher margin SKU’s of products which we produce and import. This has contributed to a margin improvement for the 3 months ending September 30, 2006 as compared to the 3 months ending September 30, 2005 as well as compared to the six months ending June 30, 2006. Our gross margins were also enhanced by our new trade terms from our new export contracts which took effect in the 3rd quarter of 2006.

Operating Expenses

Operating expenses consist of selling, general, and administrative, or “S,G&A” expenses, advertising expenses, and non-production depreciation and amortization. Total operating expenses increased by approximately 47.5%, or $8.6 million, from $18.1 million for the three months ended September 30, 2005 to $26.7 million for the three months ended September 30, 2006. Approximately $5.3 million of this increase resulted primarily from the effects of the Company’s acquisition of production businesses in 2005, $1.4 million resulted from the impact of foreign exchange rates as majority of our costs are made in Polish Zloty and are translated to U.S. dollars based upon the average exchange rate for the period and the remainder of the increase resulted primarily from the growth of the business. The table below sets forth the items of operating expenses.

	Three Months Ended September 30,
	2006	2005
	($ in thousands)
S,G&A	$21,558	$14,043
Marketing	3,476	2,988
Depreciation and amortization	1,628	1,095

Total operating expense	$26,662	$18,126

S,G&A consists of salaries, warehousing and transportation costs and administrative expenses and bad debt provisions. S,G&A increased by approximately 54.3%, or $7.6 million, from $14.0 million for the three months ended September 30, 2005 to $21.6 million for the three months ended September 30, 2006. Approximately $4.2 million of this increase resulted primarily from the effects of acquisitions in 2005 and 2006 and $1.2 million resulted from the impact of foreign exchange rates. As a percent of sales, SG&A has increased from 7.5% of net sales in the three months ended September 30, 2005 to 9.2% of net sales in the three months ended September 30, 2006 primarily due to the Bols and Polmos Bialystok acquisitions, as production companies run a higher S,G&A as a percent of sales than distribution companies.

As part of the Company’s entrance into brand ownership, and costs related to the promotion of our own brands, marketing expenses have increased by $0.5 million from $3.0 million for the three months ended September 30, 2005 to $3.5 million for the three months ended September 30, 2006.

Depreciation and amortization increased by approximately 45.5%, or $ 0.5 million, from $1.1 million for the three months ended September 30, 2005 to $1.6 million for the three months ended September 30, 2006. This increase resulted primarily from the effect of business acquisitions.

Operating Income

Total operating income increased by approximately 160.9%, or $14.8 million, from $9.2 million for the three months ended September 30, 2005 to $24.0 million for the three months ended September 30, 2006. This increase resulted primarily from the Company’s acquisitions. Operating margin increased from 4.9% of net sales for the three months ended September 30, 2005 to 10.3% of net sales for the three months ended September 30, 2006. The increase in operating margin is primarily due to the reasons described above.

Non Operating Income and Expenses

Total net interest expense increased by $1.7 million, from $6.2 million for the three months ended September 30, 2005 to $7.9 million for the three months ended September 30, 2006. This increase resulted primarily from interest on, and amortization of, the financial cost of our €325 million of Senior Secured Notes issued in July 2005 to finance the Bols and Bialystok acquisitions.

Other financial income relates primarily to the impact of movements in exchange rates. For the three months ended September 30, 2006, these costs include $5.4 million representing the net gain on the revaluation of the Senior Secured Notes.

Income Tax

The effective tax rate for the three months ended September 30, 2006 is 18%, which is lower than historical rates primarily due to a tax true up following final calculation of the U.S. tax loss carried forward recognized in the first quarter of 2006.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Nine months ended
	September 30, 2006	September 30, 2005
	(unaudited)	(unaudited)
Sales	$818,075	$511,939
Excise taxes	(172,027)	(10,160)
Net Sales	646,048	501,779
Cost of goods sold	512,104	433,849

Gross Profit	133,944	67,930

Operating expenses	73,299	44,493

Operating Income	60,645	23,437

Non operating income / (expense), net
Interest income / (expense), net	(23,846)	(7,606)
Other financial income / (expense), net	(1,734)	(5,395)
Other non operating income / (expense), net	1,337	(275)

Income before taxes	36,402	10,161

Income tax expense	6,350	1,964
Minority interests	6,690	—

Net income	$23,362	$8,197

Net income per share of common stock, basic	$0.66	$0.32

Net income per share of common stock, diluted	$0.65	$0.31

Net Sales

Net sales represent total sales net of all customer rebates, excise taxes on production and value added tax. Total net sales increased by approximately 28.7%, or $144.2 million, from $501.8 million for the nine months ended September 30, 2005 to $646.0 million for the nine months ended September 30, 2006. This increase in sales is due to the following factors:

Net Sales for nine months ended September 30, 2005	$501,779
Increase from acquisitions	114,154
Existing business sales growth	13,925
Impact of foreign exchange rates	16,190

Net sales for nine months ended September 30, 2006	$646,048

Factors impacting our sales for the first three quarters of 2006 include:

•	Additional sales gain from the acquisitions completed after the second quarter of 2005, which provided an additional $114.2 million of sales for the nine months ended September 30, 2006.

•	Increases in sales from existing outlets and sales from new outlets, which provided an additional $13.9 million in sales.

•	The impact of foreign exchange as our sales are made in Polish Zloty and are translated to U.S. dollars based upon the average exchange rate for the period. For the nine months ended September 30, 2006, the Polish Zloty strengthened by approximately 2% against the U.S. dollar, as compared to the nine months ended September 30, 2005, resulting in higher sales on a dollar basis.

Gross Profit

Total gross profit increased by approximately 97.2%, or $66.0 million, to $133.9 million for the nine months ended September 30, 2006, from $67.9 million for the nine months ended September 30, 2005, reflecting the effect of the acquisitions of Bols and Polmos Bialystok and sales growth in the nine months ended September 30, 2006. Gross margin increased from 13.5% of net sales for the nine months ended September 30, 2005 to 20.7% of net sales for the nine months ended September 30, 2006. This increase in gross margin resulted from the acquisitions of Bols and Polmos Bialystok. Gross margins on products produced by the Company are higher than gross margins on products supplied by third-party producers.

Operating Expenses

Operating expenses consist of selling, general, and administrative, or “S,G&A” expenses, advertising expenses, and non-production depreciation and amortization. Total operating expenses increased by approximately 64.7%, or $28.8 million, from $44.5 million for the nine months ended September 30, 2005 to $73.3 million for the nine months ended September 30, 2006. Approximately $21.8 million of this increase resulted primarily from the effects of the Company’s acquisition of production businesses in 2005, $0.9 million resulted from the impact of foreign exchange rates as majority of our costs are made in Polish Zloty and are translated to U.S. dollars based upon the average exchange rate for the period and the remainder of the increase resulted primarily from the growth of the business. The table below sets forth the items of operating expenses.

	Nine Months Ended September 30,
	2006	2005
	($ in thousands)
S,G&A	$59,753	$36,923
Marketing	8,911	4,491
Depreciation and amortization	4,635	3,079

Total operating expense	$73,299	$44,493

S,G&A consists of salaries, warehousing and transportation costs and administrative expenses and bad debt provisions. S,G&A increased by approximately 62.1%, or $22.9 million, from $36.9 million for the nine months ended September 30, 2005 to $59.8 million for the nine months ended September 30, 2006. Approximately $15.6 million of this increase resulted primarily from the effects of acquisitions in 2005 and 2006 and $0.9 million resulted from the impact of foreign exchange rates. As a percent of sales, SG&A has increased from 7.4% of net sales in the nine months ended September 30, 2005 to 9.2% of net sales in the nine months ended September 30, 2006 primarily due to the Bols and Polmos Bialystok acquisitions, as production companies run a higher S,G&A as a percent of sales than distribution companies.

As part of the Company’s entrance into brand ownership, and costs related to the promotion of our own brands, marketing expenses have increased by $4.4 million from $4.5 million for the nine months ended September 30, 2005 to $8.9 million for the nine months ended September 30, 2006.

Depreciation and amortization increased by approximately 48.4%, or $ 1.5 million, from $3.1 million for the nine months ended September 30, 2005 to $4.6 million for the nine months ended September 30, 2006. This increase resulted primarily from the effect of business acquisitions.

Operating Income

Total operating income increased by approximately 159.0%, or $37.2 million, from $23.4 million for the nine months ended September 30, 2005 to $60.6 million for the nine months ended September 30, 2006. This increase resulted primarily from the Company’s acquisitions. Operating margin increased from 4.7% of net sales for the nine months ended September 30, 2005 to 9.4% of net sales for the nine months ended September 30, 2006. The increase in operating margin is due primarily to the reasons described above.

Non Operating Income and Expenses

Total interest expense increased by $16.2 million, from $7.6 million for the nine months ended September 30, 2005 to $23.8 million for the nine months ended September 30, 2006. This increase resulted primarily from interest on, and amortization of, the financial cost of our €325 million of Senior Secured Notes issued in July 2005 to finance the Bols and Bialystok acquisitions. The interest expense of the Senior Secured Notes will remain relatively constant throughout the year and therefore will be a higher percentage of the Company’s net sales during a low sales period than it will be during a higher sales period. This will result in increased seasonality of our results, as our first quarter tends to be our lowest sales period, whereas our fourth quarter tends to be our highest sales period.

Other financial expenses relate primarily to the impact of movements in exchange rates and the cost of hedges. For the nine months ended September 30, 2006, these costs include $13.5 million representing the net loss on the revaluation of the Senior Secured Notes and a gain of $11.8 million related to the closing of a Euro to Polish Zloty coupon swap. Due to the continued strength of the Polish economy and currency, the Company closed a swap contract that exchanged the variable Euro coupon with a variable Polish Zloty coupon (CIRS). The hedge did not qualify for hedge accounting and therefore all changes in fair value were reflected in the results of operations.

Other non operating income increased by approximately $1.6 million for the nine months ended September 30, 2006. This increase resulted primarily from a gain in sales of assets, including a gain of approximately $1.1 million on sale of accounts receivables which were fully provided for.

Income Tax

The effective tax rate for the nine months ended September 30, 2006 is 17.4%, which is lower than historical rates primarily due to a tax true up in one of the Polish subsidiaries and tax true up following final calculation of the U.S. tax loss carried forward recognized in the first quarter of 2006.

The Company’s Future Liquidity and Capital Resources

The Company’s primary uses of cash in the future will be to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The Company expects to fund these requirements in the future with cash flows from its operating activities, cash on hand, and the financing arrangements described below.

Financing Arrangements

Existing Credit Facilities

As of September 30, 2006, the Company had total debt outstanding under existing credit facilities in the Polish Zloty equivalent of approximately $25.7 million. In order to fund working capital and other liquidity requirements, the Company also has available non-committed credit lines with various banks and credit institutions. As of September 30, 2006, the amount of available, unutilized and uncommitted credit facilities was the Polish Zloty equivalent of approximately $53.0 million. These existing credit facilities are subject to renewal on an annual basis.

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

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
	($ in thousands)
Cash flow from operating activities	55,238	23,202
Cash flow from investing activities	(29,682)	(410,163)
Cash flow from financing activities	(6,708)	397,731

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations, servicing of finance and taxation. Net cash inflows provided by operating activities for the nine months ended September 30, 2006 were $55.2 million as compared to cash inflows of $23.2 million for the nine months ended September 30, 2005. The primary drivers for the increase were due to higher margins and profitability from the sales of Bols and Bialystok products as well as improved cash flows from accounts receivables. As of December 2005, sales made directly from the Bols and Bialystok facilities to other wholesalers are made primarily on the basis of immediate cash payment which has improved cash flows from accounts receivables.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets as well as proceeds from sales of fixed assets. Net cash outflows used by investing activities for the nine months ended September 30, 2006 was $29.7 million as compared to cash outflows of $410.2 million for the nine months ended September 30, 2005. Cash used for investment of fixed assets of $7.0 million for the nine months ended September 30, 2006 includes investments in rectification line of $2.8 million, warehouse of $1.3 million and modernization of existing production facility of $0.8 million. Acquisitions include two business acquisitions for a combined $22.4 million that were closed in July and September 2006.

Net cash flow used in/from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from issuance of securities and exercise of options. Net cash used by financing activities was $6.7 million for the nine months ended September 30, 2006 as compared to $397.7 million of cash inflows used by financing activities for the nine months ended September 30, 2005. Included in cash outflows from financing activities for the nine months ended September 30, 2006 is a $4.7 million cash outflow representing the final settlement to close out the Euro to Polish Zloty interest rate swap and cash outflows from existing credit facilities of $2.9 million.

The Company’s Future Liquidity and Capital Resources

The Company’s primary uses of cash in the future will be to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. As noted in Footnote 17 to our financial statements included in this report, the Company has commenced a tender offer for the remaining shares of Polmos Bialystok for an estimated amount of $88 million. The acquisition of these shares will be initially financed through a credit facility that has already been agreed. It is also contemplated that the Company will complete a listing combined with a equity offering on the Warsaw Stock Exchange. The proceeds from this offering may be used to repay the credit facility. Except for the tender offer as noted above, the Company expects to fund its financing requirements in the future with cash flows from its operating activities and cash on hand.

Effects of Inflation and Foreign Currency Movements

Inflation in Poland for the first nine months of 2006 was 0.9% as compared to 2.5% for the first nine months of 2005.

The Company’s operating cash flows and substantially all of its assets are denominated in Polish Zloty. This means that the Company is exposed to translation movements both on its balance sheet and income statement. The impact on working capital items is shown on the cash flow statement as the movement in the exchange of cash and cash equivalents. The impact on the income statement is caused by movements of the average exchange rate used to restate the income statement from Polish Zloty to U.S. Dollars. The amounts shown as exchange rate gains or losses on the face of the income statement relate only to realized gains or losses on non Polish Zloty denominated transactions.

As a result of the issuance of the Company’s €325 million Senior Secured Notes due 2012, we are exposed to foreign exchange movements. Movements in the EUR-Polish Zloty exchange rate will require us to revalue our liability of the Senior Secured Notes, the impact of which will be reflected in the results of the Company’s operations. As of September 30, 2006, the Company had outstanding a hedge contract for a seven year interest rate swap agreement, which exchanged a fixed Euro based coupon of 8% with a variable Euro based coupon (IRS). As a result of this, the Company’s interest rates will be subject to movements in the underlying EURIBOR rates. As of September 30, 2006 the variable rate on the bond including the impact of the IRS, was 8.32%.

As of September 30, 2006, the exchange rate for the Polish Zloty versus the U.S. Dollar was 3.1425, a change of 3.5% from September 30, 2005, at which time the exchange rate was 3.2575 Polish Zloty per dollar. As of October 31, 2006 the exchange rate for the Polish Zloty versus the U.S. Dollar was 3.0631.

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

Goodwill and Intangibles

Following the introduction of SFAS 142, acquired goodwill is no longer amortized. Instead the Company assesses the recoverability of its goodwill at least once a year or whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support the recorded goodwill. If undiscounted cash flows are not sufficient to support the goodwill, an impairment charge would be recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. No such charge has been considered necessary through the date of the accompanying financial statements. Intangibles are amortized over their effective useful life. In estimating fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings, and other factors. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment loss for the assets.

In connection with the Bols and Bialystok acquisitions, the Company has acquired trademark rights to various brands, which were capitalized as part of the purchase price allocation process. As these brands are well established they have been assessed to have an indefinite life. These trademarks rights will not be amortized; however, management assesses them at least once a year for impairment.

The calculation of the impairment charge for goodwill and indefinite lived intangible assets requires the use of estimates. Factoring in a deviation of 10% for the discount rate and cash flow projections as compared to management’s estimate, there would still be no need for an impairment charge against goodwill and indefinite lived intangible assets.

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

The Company’s commercial foreign exchange exposure mainly arises from the fact that substantially all of its revenues are denominated in Polish Zloty, and its Senior Secured Notes are denominated in Euros. This Euro debt has been lent down to the operating subsidiary level in Poland, thus exposing the Company to movements in the Euro/Polish Zloty exchange rate. Every 1% movement in this exchange rate would result in an approximately $4.1 million change in the valuation of the liability with the offsetting pre-tax gains or losses recorded in the profit and loss of the Company.

As of September 30, 2006, the Company had an outstanding hedge contract for a seven year interest rate swap agreement accounted for as fair value hedge. The swap agreement exchanged a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) As a result of this, movements in the underlying EURIBOR rates will impact the results of our operations. The Company does not have any financial instruments held for trading purposes.

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

ITEM 1A. RISK FACTORS

Risks Relating to our Business

We operate in highly competitive industries, and competitive pressures could have a material adverse effect on our business.

The alcoholic beverage distribution in Poland is intensely competitive and highly fragmented. The principal competitive factors in that industry include product range, pricing, distribution capabilities and responsiveness to consumer preferences, with varying emphasis on these factors depending on the market and the product.

With respect to individual customers, we face significant competition from various regional distributors, who compete principally on price, in regions where our distribution centers and satellite branches are located. The effect of this competition could adversely affect our results of operations. The majority of alcohol sales in Poland are still made through traditional trade outlets, however, the hypermarket and supermarket chains continue to grow their share of the trade in Poland. Traditional trade outlets typically derive higher margins from sales as compared to hypermarkets and supermarket chains. There is a risk that the expansion of hypermarkets and supermarket chains will continue to occur in the future, thus reducing the margins that we may derive from sales to the traditional trade, where we currently distribute approximately 71% of our products.

We face competition from various producers in the vodka production industry. We compete with other alcoholic and nonalcoholic beverages for consumer purchases in general, as well as shelf space in retail stores, restaurant presence and distributor attention. In Poland, vodka production is dominated by five local companies that control approximately 75 % of the market. Of the Polish domestic vodka market, in August 2006 we had approximately 31.4% market share, Sobieski had approximately 27.0% market share and V&S Luksusowa Zielona Góra S.A., Polmos Lublin S.A. and Brown-Forman Sp. z o.o. (formerly Finlandia Polska Sp. z o.o.) had approximately 22.4% of market share, each measured by value.

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

Loss of key management would threaten our ability to implement our business strategy.

The management of future growth will require our ability to retain William Carey, our Chairman, Chief Executive Officer and President. William Carey, who founded our company, has been a key person in our ability to implement our business plan and grow our business. If William Carey were to leave us, our business could be materially adversely affected.

Key production personnel of each of Bols and Polmos Białystok are indispensable for the efficient operation of those companies. Because we lack experience of managing a vodka production facility, if key production personnel of the Bols or Polmos Białystok management teams were to leave, our production business could be adversely affected.

Changes in the prices of supplies and raw materials could have a material adverse effect on our business.

There have been changes in the cost of raw materials used in vodka production and especially raw spirits in recent years. The increases in prices may also take place in the future and our inability to pass on increases to our customers could reduce our margins and profits and have a material adverse effect on our business. We cannot assure you that shortages or increases in the prices of our supplies or raw materials will not have a material adverse effect on our financial condition and results of operations.

We are exposed to exchange-rate and interest rate movements that could adversely affect our financial results and comparability of our results between financial periods.

Since our functional currency is the Polish zloty while our reporting currency is the U.S. dollar, the translation effects of fluctuations in the exchange rate may materially impact our financial condition and net income and may affect the comparability of our results between financial periods.

In addition, our senior secured notes are denominated in euros, and movements in the euro/zloty exchange rate could increase the amount of cash, in zloty, that must be generated in order to pay principal and interest on our senior secured notes. Similarly, as a result of the interest rate swap, we are effectively obliged to pay variable interest on our senior secured notes. Consequently, we are exposed to changes in interest rates, based on which our semi-annual coupons are calculated.

The impact of translation of our senior secured notes could have a materially adverse effect on our reported earnings. For example, a 1% change in the euro/zloty exchange rate as compared to the exchange rate applicable on July 25, 2005, i.e. the notes’ issue date, would result in an unrealized exchange pre-tax gain or loss of approximately U.S.$3.9 million.

Weather conditions may have a material adverse effect on our sales.

We operate in an industry where performance is affected by the weather. Changes in weather conditions may result in lower consumption of vodka and other alcoholic beverages than in comparable periods. In particular, unusually cold spells in winter or high temperatures in the summer can result in temporary shifts in customer preferences and decrease demand for the alcoholic beverages we produce and distribute. Similar weather conditions in the future may have a material adverse effect on our sales which could affect our financial condition and results of operations.

We are subject to extensive government regulation; changes in or violations of law or regulations could materially adversely affect our business and profitability.

Our business of producing, importing and distributing alcoholic beverages is subject to extensive regulation by national and local Polish governmental agencies and European Union authorities. These regulations and laws address such matters as licensing and permit requirements, competition and anti-trust matters, trade and pricing practices, taxes, distribution methods and relationships, required labeling and packaging, advertising, sales promotion and relations with wholesalers and retailers. Also, new regulations or requirements or increases in excise taxes, customs duties, income taxes, or sales taxes could materially adversely affect our business, financial condition and results of operations.

In addition, we are subject to numerous environmental and occupational, health and safety laws and regulations in Poland. We may also incur significant costs to maintain compliance with evolving environmental and occupational, health and safety requirements, to comply with more stringent enforcement of existing applicable requirements or to defend against challenges or investigations, even those without merit. Future legal or regulatory challenges to the industry in which we operate or to us or our business practices and arrangements could give rise to liability and fines, or cause us to change our practices or arrangements, which could have a material adverse effect on us, our revenues and our profitability.

Governmental regulation and supervision as well as future changes in laws, regulations or government policy (or in the interpretation of existing laws or regulations) that affect us, our competitors or our industry generally strongly influence our viability and how we operate our business. Complying with existing regulations is burdensome, and future changes may increase our operational and administrative expenses and limit our revenues. For example, we are currently required to have permits to produce, to import products, maintain and operate our warehouses, and distribute our products to wholesalers. Many of these permits, such as our general permit for wholesale trade, must be renewed when they expire. Although we believe that our permits will be renewed upon their expiration, there is no guarantee that such will be the case. Revocation or non-renewal of permits that are material to our business could have a material adverse affect on our business. Additionally, our permits may be revoked prior to their expiration date due to non payment of taxes or violation of health requirements. Therefore, our business would be materially and adversely affected if there were any adverse changes in relevant laws or regulations or in their interpretation or enforcement. Our ability to introduce new products and services may also be affected if we cannot predict how existing or future laws, regulations or policies would apply to such products or service.

Polish anti-monopoly regulations could restrict our growth through acquisitions or business combinations or the implementation of our business strategy policy.

Generally, several types of mergers and acquisitions between business entities in Poland, including acquisitions of stock, under circumstances specified in the Polish Act on Protection of Consumers and Competition of December 15, 2000 (o.t. -

Dz. U. 2005. 244. 2080), which we currently refer to as the Anti-Monopoly Act, require prior notification to the Polish Anti-Monopoly Office. Sanctions for failure to notify include fines imposed on parties to the transaction and members of their governing bodies. Under the Anti-Monopoly Act, acquisitions may be blocked or have conditions imposed upon them by the Polish Anti-Monopoly Office, if the Polish Anti-Monopoly Office determines that the acquisition has a negative impact on the competitiveness of the Polish market. It is difficult to predict how the Polish Anti-Monopoly Office will act on an application, but generally, acquisitions leading to a combination of market shares above the level of 40% in Poland face a greater risk of being blocked. On the other hand, we are allowed to grow market share above 40% organically. However, once a business is considered to have a dominant position on the relevant market (such a position is presumed to exist at and above 40% market share), that business is subject to provisions of the Anti-Monopoly Act regarding the prohibition of the abuse of a dominant position. If we were to obtain a market share above 40% in any market, we could become subject to these provisions and our business could be adversely affected. On May 4, 2006 our potential acquisition of the producer of the leading flavored vodka in Poland resulted in a negative decision from the Polish Anti-Monopoly office, primarily due to their assessment that, as a result of the acquisition, we would have potentially achieved a dominant position in the flavored segment of the Polish vodka market. We appealed the decision but, before receiving a ruling on our appeal, we abandoned the acquisition as the company was sold to another buyer.

We may not be able to protect our intellectual property rights.

We own and license trademarks (for, among other things, our product names and packaging) and other intellectual property rights that are important to our business and competitive position, and we endeavor to protect them. However, we cannot assure you that the steps we have taken or will take will be sufficient to protect our intellectual property rights or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, we cannot assure you that third parties will not infringe on or misappropriate our rights, imitate our products, or assert rights in, or ownership of, trademarks and other intellectual property rights of ours or in marks that are similar to ours or marks that we license and/or market. In some cases, there may be trademark owners who have prior rights to our marks or to similar marks. We are currently involved in opposition and cancellation proceedings with respect to marks similar to some of our brands and other proceedings, both in the United States and elsewhere. If we are unable to protect our intellectual property rights against infringement or misappropriation, or if others assert rights in or seek to invalidate our intellectual property rights, this could materially harm our future financial results and our ability to develop our business.

Our import contracts may be terminated.

As a leading importer of major international brands of alcoholic beverages in Poland and Hungary, we have been working with the same suppliers for many years and either have verbal understandings or written distribution agreements with them. Where a written agreement is in place, it is usually valid for between one and five years and is terminable by either party on a three to six months notice. However, our ability to continue to distribute imported products on an exclusive basis depends on factors which are out of our control, such as ongoing consolidation in the spirit industry worldwide, as a result of which producers decide from time to time to change their distribution channels, including in the markets in which we operate.

Although we believe we are currently in compliance with the terms and conditions of our import and distribution agreements, there is no assurance that all our import agreements will continue to be renewed on regular basis, or that, if they are terminated, we will be able to replace them with alternative arrangements with other suppliers. Should such a termination occur, our sales may decrease which could affect our financial condition and results of operations.

Risks Relating to our Indebtedness

We require a significant amount of cash to make payments on our senior secured notes and to service our other debt.

Our ability to finance our debt depends on future operating performance and ability to generate sufficient cash. This depends, to some extent, on general economic, financial, competitive, market, legislative, regulatory and other factors, some of which are beyond our control, as well as the other factors discussed in these “Risk Factors.”

Historically, we met our debt service and other cash requirements with cash flows from operations and our existing revolving credit facilities. As a result of certain acquisitions and related financing transactions, however, our debt service requirements have increased significantly. We cannot assure you that our business will generate sufficient cash flows from operating activities, or that future debt and equity financing will be available to us in an amount sufficient to enable us to pay our debts when due, including our senior secured notes, or to fund our other financing needs in our business.

Our indebtedness under the senior secured notes as at June 30, 2006 amounted to U.S.$ 427 million including U.S.$ 14 million of accrued interest.

If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to:

•	reduce or delay our business activities and capital expenditures;

•	sell assets;

•	obtain additional debt or equity capital; or

•	restructure or refinance all or a portion of our debt, including our senior secured notes, on or before maturity.

The above factors all contain an inherent risk regarding our ability to execute them. Additionally, our senior secured notes and covenants made in connection therewith may limit our ability to borrow additional funds or increase the cost of any such borrowing.

We are subject to restrictive debt covenants.

The indenture governing our senior secured notes contains, and other financing arrangements we enter into in the future may contain, provisions which limit our ability and the ability of our subsidiaries to enter into certain transactions, including the ability to make certain payments, including dividends or other cash distributions; incur or guarantee additional indebtedness and issue preferred stock; make certain investments; prepay or redeem subordinated debt or equity; create certain liens or enter into sale and leaseback transactions; engage in certain transactions with affiliates; sell assets or consolidate or merge with or into other companies; issue or sell share capital of certain subsidiaries; and enter into other lines of business.

Risks Relating to Ownership of our Common Stock

Future sales of common stock, or the perception of such future sales, by some of our existing stockholders could cause our stock price to decline.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales may occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares in the future at a time and at a price that we deem appropriate.

As a result of the acquisition of Botapol Holding B.V. completed on August 17, 2005, Botapol Management B.V., an indirect subsidiary of Rémy Cointreau S.A., and Takirra Investment Corporation N.V. each own 2,537,129 shares of our common stock. Botapol Management B.V. and Takirra Investment Corporation N.V. each have the right to cause us to register the stock or to include their shares in future registration statements filed by us with the U.S. SEC. We recently received a request from Botapol Management B.V. and Takirra Investments N.V. that we register all of their respective shares under the U.S. Securities Act and we intend to effect such registration. If either Botapol Management B.V. or Takirra Investment Corporation N.V. were to sell a large number of their shares, the market price of our common stock could decline significantly. In addition, the perception in the public markets that sales by either Botapol Management B.V. or Takirra Investment Corporation N.V. might occur could also adversely affect the market price of our common stock.

Enforcing legal liability against us and our directors and officers might be difficult.

We are organized under the laws of the State of Delaware of the United States. Therefore, investors are able to affect service of process in the United States upon us and may be able to affect service of process upon our directors and executive officers. We are a holding company, however, and all of our operating assets are located in Poland and Hungary. Further, most of our directors and executive officers, and those of most of our subsidiaries, are non-residents of the United States and our assets and the assets of our directors and executive officers are located outside the United States. As a result, you may not be able to enforce against our assets (or those of certain of our directors or executive officers) judgments of United States courts predicated upon the civil liability provisions of United States laws, including federal securities laws of the United States. In addition, awards of punitive damages in actions brought in the United States or elsewhere may not be enforceable in Poland.

ITEM 6. EXHIBITS

(a) Exhibit

Exhibit Number		Exhibit Description
3.1		Certificate of Incorporation (Filed as Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the SEC on December 16, 1997 and incorporated herein by reference).

3.2		Amended and Restated Bylaws (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed on May 3, 2006 and incorporated herein by reference).

10.1	*	Summary of Director Compensation

31.1	*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)

Date: November 8, 2006	By:	/s/ William V. Carey

William V. Carey President and Chief Executive Officer

Date: November 8, 2006	By:	/s/ Chris Biedermann

Chris Biedermann Vice President and Chief Financial Officer