Form 10-K
period 2006-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2007-03-15
CIK 1046880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, par value $0.01 per share

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2006, was approximately $887,173,901.76 (based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market)

As of March 9, 2007, the registrant had 40,063,782 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of stockholders to be held on April 30, 2007, are incorporated by reference into Part III.

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

We are Poland’s largest integrated spirit beverages business. We produce vodka at two distilleries in Poland and are the largest distributor of alcoholic beverages with a country-wide distribution network. We are also a leading importer of spirits, wine and beer in Poland. Our products are also exported out of Poland. In July 2006 we expanded our importation and distribution capabilities outside of Poland through our acquisition of Bols Hungary. Measures of our revenue, profit and total assets can be found in our consolidated financial statements. In addition, measures of our revenue and long-lived assets, broken down by geographic region, can be found in Note 21 to our consolidated financial statements.

Our Competitive Strengths

Leading national distributor of alcoholic beverages in Poland.    We are the leading national distributor of alcoholic beverages in Poland by value, and we believe we offer one of the broadest portfolios of alcoholic beverages with over 700 brands. We operate in a highly fragmented market served by an estimated 170 distributors, and we believe there is a significant gap in market share between us and our nearest competitor, Alti Plus S.A., which operates on a multiregional, rather than national basis. We operate the largest nationwide delivery service in Poland, and we provide next day delivery through our 16 distribution centers, 76 satellite branches and large fleet of delivery trucks. We believe that we are the leading distributor in each category of alcoholic beverages we distribute in Poland, except for domestic beer. We believe that we have strong negotiating leverage with our suppliers because of our large volume of purchases and are thus able to obtain good terms.

Leading producer and marketer of domestic vodkas in Poland.    We are the largest vodka producer by value and volume in Poland, and one of the largest producers of vodka in the world. We produce and sell approximately 8.5 million nine-liter cases of vodka per year in the four main vodka segments in Poland: top premium, premium, mainstream and economy. In the Bols distillery, we produce the Bols and Soplica vodka brands among other spirit brands. Bols Vodka is the number one selling premium sold in Poland and Hungary by value, and in addition we have exclusive rights to sell it in Russia. Soplica has consistently been one of the top ten mainstream selling vodkas in Poland. Sales of nine liter cases of Soplica increased by 46% from 728,000 nine-liter cases in 2005 to 1,060,000 nine-liter cases in 2006, making it one of the fastest growing vodka brands in Poland. Our subsidiary Polmos Białystok produces Absolwent, which has been the number one selling vodka in Poland for the last six years with sales reaching a record of 4.02 million nine liter cases in 2006. In addition to Absolwent brand, Polmos Białystok also produces Zubrówka, which also is exported out of Poland, mainly to Europe. Lastly, we produce Royal Vodka which is the number one selling vodka in Hungary, where it is distributed by our newly acquired subsidiary Bols Hungary.

Leading importer of alcoholic beverages in Poland.    We are a leading importer of spirits, wine and beer in Poland. We currently import on an exclusive basis 90 brands of spirits, wine from over 40 producers and 11 brands of beer, including internationally recognized brands such as Concha y Toro wines, Metaxa Brandy, Rémy Martin Cognac, Guinness, Sutter Home wines, Grants Wiskey, Jagermeister, E&J Gallo wines, Jim Beam Bourbon, Sierra Tequila and Teachers Whisky. Margins on our import portfolio are on average two to three times higher than margins we realize on products that we distribute for other importers or domestic producers. In addition, as part of the acquisition of Bols Hungary, we have obtained the right to import on an exclusive basis all of Rémy Cointreau Group’s portfolio of alcoholic beverages into Hungary.

Attractive platform for international spirit companies to market and sell products in Poland and Hungary.    Our extensive distribution network in Poland, and our sales and marketing organizations in Poland and Hungary, provide us with an opportunity to continue to expand our import portfolio. We believe we are well placed to service the needs of other international spirit companies that wish to sell products in the markets in which we operate without the need to establish new infrastructure to service these markets.

Attractive market dynamics.    We believe that a combination of factors make Poland an attractive market for companies involved in the alcoholic beverages industry.

•

Poland has historically been a large market for vodka consumption. Poland ranks as the fourth largest consumer of vodka in the world by volume. Total alcoholic beverage consumption in Poland is forecast to grow from approximately 567.6 million liters of alcohol in 2005 to 641.5 million liters of pure alcohol in 2008, a compound annual growth rate of approximately 4.2%. Furthermore, consumption of domestic vodka products and imported spirits for the same period are forecast to grow at a compound annual growth rate of approximately 1.4% and 1.8%, respectively. As the economies in Poland and Hungary improve we expect that consumers will trade up and increasingly purchase domestic branded products as well as imported wines and spirits. Therefore we believe that growth in the segments we primarily operate in will see higher growth rates than the overall sector.

•

Changes to the regulatory environment as a result of Poland’s accession into the European Union have benefited the alcoholic beverages industry. On May 1, 2004, Poland joined the European Union, resulting in the removal of customs borders between Poland and the other members of the European Union. As a result, the duty on imported alcohol products from other members of the European Union was eliminated, reducing prices on our imported alcohol products and increasing their sales.

•

We believe, based on industry statistics and our own experience, that approximately 70% of vodka sales in Poland are still made through so-called “traditional trade”, which consists primarily of smaller stores, usually owned and run by independent entrepreneurs, and local supermarkets. Traditional trade provides our primary source of sales. Despite the increasing role of so called “modern trade” in the Polish market, we believe that a significant portion of the sales of vodka will in the future continue to be made in traditional trade in Poland.

Professional and experienced management team.    Our management team has significant experience in the alcoholic beverage industry and in Poland and has increased profitability and implemented effective internal control over financial reporting. William Carey, our chairman, chief executive officer and president, was one of our founders and has been a key contributor to the growth and success of our business since its inception. This increase has been driven in part by acquisitions, which our management team has efficiently integrated into our existing operations.

Overview

Production

We are the largest vodka producer by value and volume in Poland, and one of the largest producers of vodka in the world. We produce and sell approximately 8.5 million nine-liter cases of vodka per year in the four main vodka segments in Poland: top premium, premium, mainstream and economy. In addition, in our Bols plant, we produce the top selling vodka in Hungary, Royal Vodka, which we distribute through our Hungary subsidiary Bols Hungary.

We purchased the Bols distillery on August 17, 2005 from Rémy Cointreau S.A., Takirra Investment Corporation N.V. and Botapol Management B.V. (an indirect subsidiary of Rémy Cointreau S.A.). The distillery is one of the most modern in Poland. In the Bols distillery, we produce the Bols and Soplica vodka brands among other spirit brands. Bols vodka is the number one selling premium vodka in Poland and Hungary by value. Soplica, a mainstream brand, has consistently been one of the top ten selling vodkas sold in Poland.

As part of a privatization transaction with the Polish State Treasury, we acquired 61% of Polmos Białystok on October 12, 2005. Our shareholding in Polmos Bialystok, which is listed on the Warsaw Stock Exchange, was subsequently increased to 69% through share purchases on the open market in 2005 and a tender offer in 2006. In addition, in February 2007 we completed another tender offer, thus increasing our total interest to

90.14%. Of the remaining outstanding shares, approximately 7% are held by Polmos Bialystok employees. Polmos Białystok has modern technical facilities. The management of Polmos Białystok has many years of experience and has built the number one selling mainstream vodka in Poland, Absolwent, which has been the number one selling vodka for the last six years based on volume and sales. In addition to Absolwent, Polmos Białystok also produces Zubrówka. The Zubrówka brand is also exported out of Poland, mainly to Europe. In 2006, net sales revenues of Zubrówka grew in the United Kingdom by 47% and in France by 43% over 2005 sale results. Our export team is currently in the process of exploring new branding initiatives in certain jurisdictions, and setting up long term import and distribution agreements for world-wide distribution.

Two of our main objectives since acquiring the distilleries have been to realize the benefit of the synergies of being a producer and distributor and to increase cash flow, as well as to lower the bad debt exposure of the distilleries. To that end, on December 1, 2005, we set new trade terms for selling the products from our distilleries whereby wholesalers were required to sign a new distribution agreement with us to either pay cash on delivery or put into effect a bank guarantee for our benefit. All significant wholesalers have signed this agreement.

In addition we have begun our investments in two rectification units at both the Bols and Polmos Białystok facilities, which are expected to be completed and fully operational by mid-2007. We expect that these investments will allow us to reduce our costs of purchasing rectified spirits and ensure their consistent quality.

Distribution

We are the leading distributor by value of alcoholic beverages in Poland. Our business involves the distribution of products that we import on an exclusive basis and products we produce from our two distilleries (Bols and Polmos Białystok). In addition we handle the distribution of a range of products from the local and international drinks companies operating in Poland for which we are the largest distributor for many of such suppliers.

We operate the largest nationwide next-day alcoholic beverage delivery service with 16 distribution centers and 76 satellite branches located throughout Poland. We distribute over 700 brands of alcoholic beverages consisting of a wide range of alcoholic products, including spirits, wine and beer, as well as non-alcoholic beverages.

The following tables illustrate the breakdown of our clients and the products we distributed in the twelve months ended December 31, 2006, 2005 and 2004:

Sales Mix by Channel	2006	2005	2004	Sales Mix by Product Category	2006	2005	2004
Off Trade Locations	96%	95%	95%
				Vodka	75%	73%	75%
				Beer	9%	10%	8%
				Wine	8%	9%	9%
				Spirits other than vodka	7%	6%	6%
On Trade Locations	4%	5%	5%	Other	1%	2%	2%

Total	100%	100%	100%	Total	100%	100%	100%

We distribute products throughout Poland directly to approximately 39,000 outlets, including off-trade establishments, such as small and medium-size retail outlets, petrol stations, duty free stores, supermarkets and hypermarkets, and on-trade locations, such as bars, nightclubs, hotels and restaurants, where such products are consumed. These accounts are serviced by our 740 salespeople in Poland and Hungary. As one of our key objectives is to distribute more of our own products over time, we have established an incentive compensation system for our salespeople for both products that we produce and products that we import exclusively into Poland.

When we first began distributing domestic vodka in Poland in 1996, we were one of approximately 1,000 distributors operating in Poland. Today we estimate that there are approximately 170 vodka distributors remaining with the top 40 accounting for an estimated 85% of sales and believe that in the coming few years that number will stabilize at around 20 to 30. We believe that during this time of consolidation, we have been the main consolidator on the market, having acquired 20 distribution companies, including a wine importer while many other distributors have gone out of business. We are currently evaluating a number of potential acquisitions of distributors that are strategically located in regions in which we would like to strengthen our current market position. We plan to continue this strategy through 2007.

In July 2006 we acquired 100% of the share capital of Bols Hungary and the “Royal Vodka” trademark. In both cases the seller was DELB Holding BV, a subsidiary of Rémy Cointreau S.A. Bols Hungary distributes Royal Vodka, which is the number one selling vodka in Hungary with a market share of approximately 25.7% based on value, and which is produced by us in Poland at our Bols production facility. On September 26, 2006, we acquired from Lucas Bols B.V., a perpetual, exclusive, royalty-free and sublicensable licence to use the Bols Vodka trademark in the marketing and sale of our products in Hungary. Bols Vodka is the number one premium vodka in Hungary. In addition to Royal Vodka, and Bols Vodka, Bols Hungary has an extensive import portfolio which includes the Rémy Cointreau Group’s portfolio, the Grant’s portfolio, the C&C portfolio and Jagermeister. Hungary is one of the leading markets in the world for Jagermeister.

Import and Export Activities

We have exclusive rights to import and distribute approximately 90 brands of spirits, wine and beer into Poland and distribute these products throughout Poland. We also provide marketing support to the suppliers who have entrusted us with their brands.

Our exclusive import brands, include the following: Concha y Toro wines, Metaxa Brandy, Rémy Martin Cognac, Guinness, Sutter Home wines, Grants Whiskey, Jagermeister, E&J Gallo wines, Jim Beam Bourbon, Sierra Tequila and Teachers Whisky. In January 2007, we signed an agreement with Gruppo Campari in Poland, to be the exclusive importer, marketer and distributor of the Campari portfolio. The Campari portfolio includes well-known brands such as Campari, Cinzano, Skyy Vodka, Old Smuggler, Gran Cinzano, Cinzano Asti and Glen Grant. We also import our own private label alcohol products such as William’s Whisky, and wine under numerous labels. As a group on a comparable basis, our exclusive import portfolio grew 28%, based on value, in 2006 over our 2005 results.

In June 2006 we signed three new distribution agreements in a number of significant markets for our Zubrówka vodka brand. We signed a long-term distribution agreement with Pernod Ricard, effective July 1, 2006, for a number of key markets around the world including France, where Zubrówka is the number two imported vodka. We also signed new distribution agreements with distributors in the United Kingdom (Marblehead Brand Development Co.), Denmark, Norway, Sweden, Finland and Japan (Lead Off, Ltd).

We have worked diligently to create brand awareness and sales for our exclusive import products. As a result of this work, our import portfolio has the number one selling mainstream wine, Carlo Rossi, and the number one selling varietal wine, Sutter Home. In addition, each of the following products that we import on exclusive basis is the number one seller in Poland in its respective product category: Jim Beam bourbon, Sierra tequila, Metaxa brandy, and the range of Bols liqueurs.

History

We were incorporated under the laws of the State of Delaware on September 4, 1997. Our registered office is c/o Corporation Service Company, 2711 Centreville Road, Suite 400, Wilmington, Delaware 19808. Our principal executive office is Two Bala Plaza, Suite 300, Bala Cynwyd, PA 19004, United States of America, and its telephone number is +1 610 660-7817.

Carey Agri, CEDC’s predecessor and still one of our main distribution subsidiaries, was incorporated as a limited liability company in July 1990 in Poland. It was founded by, among others William V. Carey, our

President and Chief Executive Officer since CEDC’s inception. We began our distribution business in 1990. In February 1991, Carey Agri was granted its first import beer license. Shortly thereafter, other beer and spirit brands were added to the import portfolio. In 1993, we began to implement a direct next-day delivery system in Warsaw. We replicated this Warsaw model in the cities of Krakow (1993), Wroclaw (1994), Szczecin (1994), Gdynia (1994), Katowice (1995), Torun (1995) and Poznan (1996). In 1996, Carey Agri began to distribute domestic vodka which they added to their already existing distribution portfolio.

On November 28, 1997, CEDC and all of the holders of the shares of Carey Agri’s common stock entered into a contribution agreement, pursuant to which the holders of shares of Carey Agri’s common stock transferred all such shares to CEDC in exchange for an aggregate of 1,780,000 shares of CEDC’s common stock. As a result of this share exchange, Carey Agri became a wholly owned subsidiary of CEDC. In July 1998, CEDC issued 2,000,000 shares of its common stock in an initial public offering and was admitted for quotation on the Nasdaq SmallCap Market, raising net proceeds of approximately U.S.$10.6 million. The funds raised in the initial public offering were used to acquire three leading regional distributors and the leading wine importer in Poland and to expand penetration of our vodka distribution throughout Poland. In June 1999, we were accepted onto the Nasdaq National Market (currently Nasdaq Global Select Market) where we trade under the symbol “CEDC”. By 2001, we had acquired the three distribution companies, Agis S.A., Polskie Hurtownie Alkoholi S.A. and MTC sp. z o.o., and the wine importer PWW sp. z o.o. we had targeted during the initial public offering and had significantly increased the range and the scale of our distribution business.

For the following years, we have been increasing our distribution capacity through organic growth and by acquiring distributors primarily involved in the vodka distribution business and by expanding the branch network, particularly in regions where we neither distributed directly nor had a leading market position.

Following the completion of this first group of acquisitions, we have acquired and integrated into our network additional distribution companies throughout Poland, thereby solidifying our direct-to-retail nationwide distribution model. In 2005, we realized a long-term goal in acquiring two production companies by purchasing a 66% stake in Polmos Białystok and a 100% stake in Bols to augment our import and distribution business. In December 2006 and February 2007, we concluded two tender offers whereby we increased our holdings of Polmos Bialystok to 90.14%. In July 2006 we acquired our first operating company outside of Poland: Bols Hungary. As a result, today we are the largest vodka producer by value and the leading distributor and importer of alcoholic beverages by value in Poland.

Industry Overview

Poland is the fourth largest market in the world for the consumption of vodka by volume and is in the top 25 markets in total alcohol consumption worldwide. The total net value of the alcoholic beverage market in Poland was estimated to be approximately $5.9 billion in 2006. Total sales value of alcoholic beverages at current prices increased by approximately 8% from December 2005 to December 2006. The increase was the result of increased sales value of all main groups of alcoholic products, for which we estimate the following growth: beer (by approximately 6%), spirit products (by approximately 3%) and wine (by approximately 6%). Beer and vodka account for approximately 91% of the value of sales of all alcoholic beverages.

Market Segmentation

Spirits

Domestic vodka consumption dominates the Polish spirits market with over 90% market share, as Poland is the fourth largest market in the world for the consumption of vodka.

Vodka

The Polish vodka market is divided into four segments based on quality and price(*):

•	Top premium and imported vodkas, with such brands as Finlandia, Absolut, Bols Excellent, Chopin, and Królewska;

•	Premium segment, with such brands as Bols Vodka, Sobieski, Wyborowa, Smirnoff, Eristoff, Maximus, and Palace Vodka;

•	Mainstream segment, with such brands as Absolwent, Batory, Luksusowa, Soplica, Zubrówka, Zoladkowa Gorzka, Polska; and

•	Economy segment, with such brands as Starogardzka, Krakowska, Boss, Czysta Slaska, Prezydent, Z Czerwona Kartka, and Ludowa.

(*)	Brands in bold face type are produced by us.

In terms of value, the top premium and imported segment accounts for approximately 5% of total sales volume of vodka, while the premium segment accounts for approximately 19% of total sales volume. The mainstream segment which is the largest, now represents 40% of total sales volume. Sales in the economy segment have leveled off such that the economy segment currently represents 36% of total sales volume.

Wine

The Polish wine market, which grew to an estimated 37 million liters in 2006 is represented primarily by two categories: table wines, which account for 3.4% of the total alcohol market and sparkling wines, which account for 1.2% of the total alcohol market. As Poland has almost no local wine production, the wine market has traditionally been dominated by imports, with lower priced Bulgarian wines representing the bulk of sales. However, over the last three years, sales of new world wines from regions such as the United States, Chile, Argentina and Australia have seen rapid growth. In 2006, it is estimated that sales of wine from these regions grew by 43.2% in value as compared to a decrease in sales of wine from Bulgaria of 0.8%.

We believe that consumer preference is trending towards higher priced table wines. The best selling wines in Poland previously retailed for under $3 per bottle. Currently, the best selling wines retail in the $3 to $6 range. As the price point for wine moves up, we believe we are in a good position to take advantage of this trend as our import wine portfolio has a concentration at the $6 to $10 retail price range and higher.

Beer

Poland is the fourth largest beer market in Europe and has been growing since 1993. Sales of beer account for 53.4% of the total sales value of alcoholic beverages in Poland. Consumption grew approximately 6% during 2006 to reach approximately 34 million hectoliters. As a result, beer consumption in Poland has reached average European Union levels of approximately 89 liters per capita per annum in 2006. Therefore, we anticipate that future growth in the beer market is likely to slow to approximately 1% to 2% per year in the next few years.

Three major international producers, Heineken, SAB Miller and Carlsberg, control 85% of the market through their local brands. Imported brands represent less than 1% of the total beer market in Poland.

Distribution Overview

In 1996 there were approximately 1,000 distributors of domestic vodka in Poland. Since 1996, more than 800 distributors have gone out of business or were sold as the vodka distribution market has consolidated. We believe, that during this period, we have been the main consolidator in the market. We have acquired 17 distribution companies throughout Poland, either by purchasing their existing businesses or by acquiring their capital stock, and have integrated them into our nationwide distribution platform. We believe this consolidation trend will continue until the number of distributors stabilizes at around 20 to 30 distributors. Many of the distributors who have gone out of business were small independent operators and as such lacked or had limited operating leverage with suppliers to garner adequate margins.

As noted above the market for the distribution of alcoholic beverages in Poland is still fragmented. Most alcohol distributors mainly deliver a range of beers, wines, and spirits, and operate regionally rather than nationally, due to the difficulties in establishing a nationwide distribution system, such as the large amount of capital required to set up such a system, and an extremely poor road infrastructure.

In Poland there is a ban on “above the line” advertising of alcoholic beverages, which we explain below, under “Regulation and Regulatory Permits—Alcohol Advertising Restrictions”. This increases the importance of direct access to customers to promote and develop brands. We believe that our established nationwide distribution network provides us with a significant advantage over our competitors by enabling us to promote our brands using “point-of-sale” advertising and promotions.

Distributors of alcoholic beverages deliver to both off-trade sites (traditional and modern trade) and on-trade sites; however, most distributors concentrate primarily on the off-trade. Off-trade establishments include small and medium-size retail outlets, gas stations, duty free stores, supermarkets and hypermarkets, and on-trade locations include bars, nightclubs, hotels and restaurants, where such products are consumed.

There has been a trend of expansion of major discounters and petrol chain stores. This trend is apparent in the rapid expansion of gas stations, which are owned and operated by major international companies such as Shell, BP, and Statoil. Many of these gas stations contain convenience stores, which sell all types of alcoholic beverages and in many areas serve as local convenience/liquor stores. These chains are ordering direct from suppliers and from distributors who can service either the whole country or large parts of the country. We believe the small regional distributor will find it increasingly difficult to compete in this environment and will probably find it difficult to operate a viable business model.

In the light of the changing trends in the distribution industry, we feel we are in a good position to service the national chain clients and to acquire those distribution companies that fit into our nationwide distribution system.

We operate a decentralized distribution system of 16 distribution centers and 76 satellite branches for delivery to our retail clients. Our branches are strategically located throughout Poland to effectively compensate for the current poor road infrastructure. Distribution and day-to-day decisions at these facilities are made by local management, who report directly to our central office in Warsaw. All strategic initiatives, however, are developed and disseminated from the central office.

Operations

Our employees

As of December 31, 2006, 2005 and 2004 we employed, on a full time basis: 3,015, 2,917 and 2,015 employees, respectively. The growth of the number of employees in 2005 was due mainly to the acquisition of Bols and Polmos Białystok. As of December 31, 2006 we employed 761 full time employees at Bols and Polmos Białystok, of which 240 were production employees.

As of December 31, 2006 we employed 56 employees in our Hungarian subsidiary, Bols Hungary, which we acquired in July 2006

Our turnover rate has averaged approximately 8-10% over the last five years. In the interest of keeping our company current and efficient, we provide periodic training sessions every year for our employees. This training is overseen by our Human Resources Department.

Polish labor laws require that certain benefits be provided to employees, such as a certain number of vacation days, maternity leave and retirement bonuses. The law also restricts us from terminating employees without cause and requires in most instances a severance payment of one to three months’ salary. Additionally, we are required to contribute monthly payments to the governmental health and pension system. Most of our employees are not unionized, and we have had no significant employee relations issues. In addition to the required Polish labor law requirements, we maintain an employee incentive stock option plan for key management and provide supplemental health insurance for qualifying employees.

Sales Organization

In Poland, we employ approximately 740 salespeople who are assigned to one of our 16 distribution centers and 76 satellite branches. In Hungary, we employ approximately 31 salespeople who cover primarily on-trade and key account customers throughout the country. In 2006, we implemented a more targeted sales approach. We narrowed the focus of our domestically located salespeople by assigning each sales person to a specific channel: key accounts (hypermarkets, discount stores and gas stations), on-trade accounts or traditional trade accounts. We believe that a specific targeted sales focus in each of these channels is key to delivering future growth.

The hypermarket channel, which is expected to show further expansion, requires a dedicated national sales team to handle their specific requirements. In return, this provides us an opportunity to promote our brands in national chains utilizing techniques such as price promotions and pallet displays.

The use of a dedicated on-trade only sales team, the only national one in Poland to date, to work closely with bar, restaurant and hotel owners provides us with a key opportunity to promote and sell our brands to consumers. This is especially crucial given the restraints on media advertising for spirits. Finally, the traditional trade sales force continues to focus on the channel in Poland that is still the dominant area in terms of sales volume. In addition, each of these account groups is also assigned a marketing and merchandizing team that works in conjunction with the sales team to serve the client.

Our export team works separately from our domestic sales team and reports directly to our Director of Export.

Marketing

We have a marketing department, which manages the marketing support of the brands we produce in Poland as well as the brands for which we are the exclusive Polish importers, representing a combined marketing budget of approximately $19.3 million for 2006. Additionally, the marketing team supports our export department in developing the packaging and promotional activities for our exports. We have recently centralized the management of the marketing team for all of our subsidiaries to ensure sharing of best marketing practices amongst all of our brands. We have a dedicated team of 35 marketing people, the largest such team in the spirits sector in Poland. Some of the activities that the team is focused on include developing programs such as on-pack promotions, on-trade promotions and point of sales merchandise. Our marketing team is constantly looking for marketing innovations to implement, such as our recently developed program of placing branded vodka coolers into selected outlets.

Sources and Availability of Raw Materials for Spirits that We Produce

The principal components in the production of our distilled spirits are products of agricultural origin, such as rectified spirit, as well as flavorings, such as bison grass for Zubrówka, and packaging materials, such as bottles, labels, caps and cardboard boxes. We purchase rectified spirit, bison grass and all of our packaging materials from various sources in Poland by contractual arrangement and through purchases on the open market. Agreements with the suppliers of these raw materials are generally negotiated with indefinite terms, subject to each party’s right of termination upon six months’ prior written notice. The prices for these raw materials are negotiated every year, except for rectified spirits which are negotiated from time to time, depending on market conditions.

We have several suppliers for each raw material in order to minimize the effect on our business if a supplier terminates its agreement with us or if disruption in the supply of raw materials occurs for any other reason. We have not experienced difficulty in satisfying our requirements with respect to any of the products needed for our spirit production and consider our sources of supply to be adequate at the present time. In particular, we currently source all of our rectified spirit from six suppliers and we believe that terms of our contracts with them are generally customary for the spirits industry in Poland. However, the inability of any of our rectified spirit suppliers to satisfy our requirements could adversely affect our operations.

Therefore, we are planning to complete construction of rectification units at Polmos Białystok and Bols by mid 2007, which will decrease our dependency on third party suppliers of this raw material. Once we are operating our own rectification units, a significant proportion of our rectified spirit needs will be satisfied by our in-house production. Our production will be based on raw spirit purchased from independent distillers, of which there are several hundred in operation in Poland. We also expect that this will lower production costs and ensure a consistent quality of rectified spirit.

We do not believe that we are dependant on any one supplier in our production activities.

Internal Audit

We have an internal audit group consisting of a team of four people who have direct access to the audit committee of our board of directors. The team’s primary function is to ensure our internal control system is functioning properly. Additionally, the team is used from time to time to perform operational audits to determine areas of business improvements. Working in close cooperation with the audit committee, senior management and the external auditors, the internal audit function supports management to ensure that we are in compliance with all aspects of the Sarbanes-Oxley Act.

Control of Bad Debts

We believe that our close monitoring of customer accounts both at the relevant regional offices and from Warsaw has contributed to our success in maintaining a low ratio of bad debts to net sales. During each of 2004, 2005 and 2006, bad debt expense as a percentage of net sales, was approximately 0.1%. Our management believes the ongoing enhancement of computer systems for interoffice financial and administrative controls will assist in maintaining a low ratio of bad debts to net sales as we continue to expand. In addition, on December 1, 2005 we put into effect new trading terms in the market regarding the purchasing of products from our distilleries. As a result, distributors must pay in cash or provide an acceptable bank guarantee for their purchases of our product from our distilleries. All significant distributors have signed the new trade terms for 2006, thereby reducing our bad debt exposure from our distillery business. In addition, our policy is to monitor accounts based on a predetermined maximum balance, as well as to stop deliveries to those clients who are more than 14 days past due.

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

The level of hypermarkets (which have been the primary threat to alcoholic beverage distributors in Western Europe because they purchase directly from suppliers) has recently stabilized in Poland. We believe that the growth of hypermarkets and discounters may continue but will be hampered by the poor transportation infrastructure in Poland as well as various socio-economic factors, such as smaller average living spaces, which limits consumers’ ability to buy in bulk. In addition, there are current discussions within the government that could result in legislation that may restrict hypermarkets’ growth in order to protect smaller stores.

The production of spirits in Poland is also competitive. We compete primarily with eight other major spirit producers in Poland, some of which are privately-owned while others are still state-owned. The spirit market in Poland is dominated by the vodka market. The vodka market is broken down into four main segments: Top Premium and Imported, Premium, Mainstream and Economy. We produce vodka in all four segments and have our largest market share in the mainstream segment. Though vodka brands compete against each other from segment to segment, the most competition is found within each segment. As we have a presence in each category and have four of the top ten best selling vodka brands in Poland and as we have approximately 32% market share measured by value, we are in a good position to compete effectively in all four segments.

Property, Plant and Equipment

Headquarters, Sales Offices and Warehouses.    We have entered into leases for our Warsaw headquarters and most of our other 16 distribution centers and 76 satellite branches. Our Polish headquarter is located in Warsaw, Bobrowiecka 6, 00-728 Warsaw. Our distribution centers are located in: Gdansk, Warszawa, Olsztyn, Zielona Góra, Białystok (two centers), Torun, Stargard Szczecinski, Przeworsk, Zabkowice Slaskie, Chrzanów, Łódz, Konin, Łomza, Mosina and Minsk Mazowiecki. The amount of warehouse space leased for each distribution center averages 2,713 square meters. The amount of office and storage space leased for each satellite branch averages 368 square meters. The Warsaw lease expires on May 1, 2010, and neither party may terminate the lease except for material breaches. The Warsaw facility is approximately 9,765 square meters of warehouse and 3,754 square meters of office space which is currently used for our headquarters. We believe the warehouse facility has sufficient space to permit us to expand for the next two to three years without any further significant capital expenditure.

Retail Outlets.    We have entered into a long term or indefinite term lease agreements with each of our six retail outlets. We have obtained agreements from the landlords to waive their rights to terminate the leases for a period of three years, provided that we are performing our obligations under these leases.

Production facilities.    Our production facilities comprise two plants, one located in Białystok, Poland for Polmos Białystok and the other located in Oborniki Wielkopolskie, Poland for Bols. The Białystok facility is located on 78,665 square meters of land which are leased from the government on a perpetual usufruct basis. The production capacity of our plant in Białystok is approximately 24 million liters of 100% alcohol per year and currently, we use approximately 70% to 80% of its production capacity. In the Polmos Białystok distillery we produce Absolwent and its taste variations, Zubrówka, Palace Vodka and Batory.

The Bols facility is located on 80,519 square meters of which 52,955 square meters are owned by us and 27,564 square meters are leased from the government on a perpetual usufruct basis. The production capacity of our plant in Oborniki Wielkopolskie is 34.2 million liters of 100% alcohol per year. Currently, we use approximately 45% to 55% of the plant’s production capacity. In the Bols distillery we produce Bols Excellent, Bols Vodka and its taste variations, Soplica, Soplica Szlachetna Polska, Soplica Tradycyjna Polska, Soplica Wisniowa Polska, Soplica Staropolska, Boss, Slaska, Niagara and Royal Vodka. The plot on which the Bols facility is located is unencumbered.

Delivery trucks.    Our fleet of vehicles consists of 1,141 cars (including delivery trucks), 955 of which are owned by us and our subsidiaries and the remaining 186 are leased. As of December 31, 2006, their aggregate book value was PLN 29.0 million ($10.0 million). The terms for the leased trucks are generally for two to five years and we treat them as capital leases.

Research and Development, Intellectual Property, Patents and Trademarks

We do not have a separate research and development unit, as these functions are performed by our marketing department. Our activity in this field is generally related to improvements in packaging and extensions to our existing brand portfolio, such as introduction of flavored varieties of our main clear vodka brands—Bols, Absolwent and Soplica—or revised production processes, leading to improved taste.

We own a number of trademarks, most of which are for vodka brands, which include the following: Zubrówka, Spolica Vodka and Absolwent in Poland and Bols Vodka in Poland, Hungary and Russia.

Regulation and Regulatory Permits

European Union

With the accession of Poland to the European Union on May 1, 2004, Poland adopted the customs rules and regulations of the European Union. As a result, the customs borders between Poland and the other member states of the European Union were removed, and Poland was granted inclusion in the European Union’s customs agreements with countries outside of the European Union. This has provided us with preferential tariff measures for products imported from non-member states.

As a producer, importer, distributor/wholesaler and retailer, we are required to acquire a number of licenses and permits, which include the following: import/export licenses and permits, wholesale permits, customs warehouse permits, health permits, and tax registered warehouse permits, along with permits to sell at the production and retail levels. We believe we are in material compliance with these requirements and have obtained all material necessary permits for our import, distributor, production and retail operations.

Import/Export Licenses and Permits

Permits from the Polish Agricultural Market Agency are required to import wine and other alcohol products from non European Union countries. The Agricultural Market Agency is a Polish agency that acts, inter alia, under European Union legislation and reports imported wine statistics to the central European Union register. The permits must be renewed every four months.

The Agricultural Market Agency granted us our import permit in May 2004 and has thereafter renewed our permit every four months. We expect that such periodic renewal will continue.

Polish Norms

We must comply with a set of rules, usually referred to generally as “Polish Norms,” which are regulations regarding standards for packaging, storing, labeling and transportation of alcoholic beverages and cigars. The Polish Normalization Committee establishes these norms and, as of May 1, 2004, these norms complied with European Union standards. As such, a certificate from European Union-based producers of products we import is acceptable to the local Polish health authorities without further requirements.

Wholesale Permits

Permits from the Polish Minister of Economy or the relevant voivode, which is the head of a voivodship (an administrative district in Poland), executive officer (in the case of sales of alcoholic products with alcohol content of 18% or less) and appropriate health authorities are required to operate our wholesale distribution business. We are required to have permits for the wholesale trade for three of our product lines: beer, wine and spirits. The permits are granted separately for the sale of each alcoholic beverage category, including: (1) alcoholic beverages with alcohol content of up to 4.5% and beer, (2) alcoholic beverages with alcohol content of over 4.5% and up to 18% excluding beer and (3) alcoholic beverages with alcohol content of above 18%. Generally, permits may be revoked or not renewed if we fail to observe applicable laws for alcohol wholesalers, fail to follow the requirements of the permit, or introduce into the Polish market alcohol products that have not been approved for trade. Furthermore, we must comply with rules of general applicability with regard to packaging, labeling and transportation of products. We have obtained separate permits for wholesale trade for each of our subsidiaries. Generally, we expect that these permits will be renewed by relevant authorities when they expire.

Customs Warehouse

All products imported by us from countries outside of the European Union must enter our customs warehouse, where they are stored until we transport the products to clients or to our other warehouses. At the time of transportation, the products are required to be cleared by Polish customs authorities. As of May 1, 2004, products sourced from the European Union that are not subject to an excise tax enter our warehouse directly without any additional customs procedures. European Union sourced products that are subject to an excise tax enter our tax registered warehouse, which is described below, where the excise tax is accounted for. Once the excise tax is accounted for, the products enter the warehouse where they are prepared for distribution.

A permit from the Director of the Polish Customs Chamber and the approval of health authorities is required to operate the customs warehouse, as described in “Health Requirements”, below. We received our current permit on January 27, 2005 and it is valid until December 31, 2009. The effectiveness of the permit is conditioned on our compliance with the requirements of the permit which are, in general, the proper payment of customs duties and maintenance of applicable insurance policies.

Tax Registered Warehouse

A permit from the Director of the Polish Regional Customs Office is required to operate our tax registered warehouse. Our tax registered warehouse stores and registers European Union sourced products that are subject to excise tax, such as beer, wine and spirits. After registration of a product, we, along with the Polish Regional Customs Office, prepare the documentation for the amount of excise tax to be paid by the date the taxes are due. After documentation, the products enter the warehouse for distribution. We received our permit from the Director of the Polish Regional Customs Office on July 15, 2005, and it is valid until July 15, 2008. We believe that if we continue to make accurate and timely payments of our required excise tax payments, the Director of the Polish Regional Customs Office will reissue this permit to us as required.

Health Requirements

The approval of the local health authorities is required to produce alcohol and to operate our warehouses. We are required to maintain proper sanitation and proper storage of alcoholic beverages and cigars. Similar regulations apply to the transportation of alcoholic beverages and cigars, and our drivers must submit health records to the appropriate authorities. For all products sourced outside of the European Union, we are required to receive proper health permits at the time the products are imported into Poland. We believe we are in material compliance with the applicable regulations of the European Union regarding standards and health requirements for all of our imported products.

Regulation of Alcohol Production

Companies conducting business activities related to the manufacture or bottling of spirits are required to be entered in the register maintained by the Polish Minister of Agriculture and Rural Development. Entry in the register is a legal requirement for performing such business activities and continues for an unspecified term. To be granted entry in the register, a company must (1) implement a quality control system for the product or bottling of spirits, (2) possess a facility that includes production, storage, social and sanitary spaces, and marks technology lines, routes of raw and ready material, and workstations, and (3) appoint a person responsible for quality control of spirits. Bols and Białystok have already obtained entry in the register. The Polish Minister of Agriculture and Rural Development is responsible for compliance with the conditions of a regulated business activity.

In addition to entry in the register, permits are required to sell alcoholic products to distributors and wholesalers, as described under “Wholesale Permits”, above.

Alcohol Advertising Restrictions

In 2001, significant changes were introduced to the Polish Alcohol Awareness Act of October 26, 1982 (o. t. Dz. U. 2002. 147. 1231, as amended), by separating regulations addressing beer from regulations addressing other alcoholic beverages. According to the 2001 regulations, “above-the-line advertising and promotion”, which is an advertising technique that is conventional in nature and impersonal to customers, using current traditional media such as television, newspapers, magazines, radio, outdoor, and internet mass media, for alcoholic beverages with less than 18% alcohol content are permitted but are limited to the following: billboard advertising (provided that 20% of the surface of the billboard contains health warnings with respect to alcohol consumption), advertising in the press (only the inside of a publication-no front or back cover advertising is permitted); television advertising (only between the hours of 8:00 p.m. and 6:00 a.m.), and no advertising may be associated with sexual attractiveness, relaxation, health, or sport, nor may it incorporate children in any way. No above-the-line activities, even limited activities, are permitted for other alcoholic beverages.

For “below-the-line advertising and promotion”, which is an advertising technique that uses less conventional methods than the usual specific channels of advertising and typically focuses on direct means of communication, most commonly direct mail and e-mail, often using highly targeted lists of names to maximize response rates, for all alcoholic beverages, the government permits direct mail campaigns, promotions such as game contests, the packaging of gifts with an alcoholic beverage (e.g., a free glass attached to a bottle of spirits) and other similar promotions. However, incentive promotions must be conducted within the alcohol section of each store. In the on-premise outlets, most below-the-line activities are permitted.

We believe we are in material compliance with the government regulations regarding above-the-line and below-the-line advertising and promotion. To date, we have not been notified of any violation of these regulations.

Anti-monopoly Regulations

Several types of mergers and acquisitions between business entities, including acquisitions of stock, under circumstances specified in the Polish Anti-Monopoly Act, require prior notification to the Polish Anti-Monopoly Office. Sanctions for failure to properly notify the Polish Anti-Monopoly Office include fines imposed on parties to the transaction and members of their governing bodies. Under the Polish Anti-Monopoly Act, acquisitions may be blocked or have conditions imposed upon them by the Polish Anti-Monopoly Office, if the Polish Anti-Monopoly Office determines that the acquisition has a negative impact on the competitiveness of the Polish market. Generally, if an acquisition would lead to a combination of market shares totaling 40% or more of the relevant market, such an acquisition has a greater likelihood of being blocked; however, organic growth beyond this level is permitted, as long as a dominant position is not abused in the marketplace.

Polish Competition Regulations

Under the Polish Anti-Monopoly Act, a dominant position is presumed to exist if the supplier holds a market share of 40% or more. A dominant supplier cannot treat distributors unequally or discriminate among distributors wanting to buy its products. In addition, a dominant supplier faces a number of other restrictions, which generally prohibit it from abusing its dominant position. On September 30, 2005, the Polish Anti-Monopoly Office issued a decision which permitted our subsidiary Carey Agri to acquire Polmos Białystok, subject to certain conditions. These conditions included an obligation to effect at least 35% of the total domestic sales (measured separately in each calendar year) of the products manufactured by each of Bols and Polmos Białystok through non-CEDC distributors through December 31, 2008. These sales to independent distributors must be effected on the same criteria and terms as applied to distributors of our group. This condition also applies throughout the above-mentioned period separately to each of the following brands produced by Bols and Białystok: Bols, Zubrówka, Soplica and Absolwent. Carey Agri must report the fulfillment of the above conditions to the Polish Anti-Monopoly Office on an annual basis.

Environmental Matters

We are subject to a variety of laws and regulations relating to land use and environmental protection, including the Polish Environmental Protection Law of April 27, 2001 (Dz.U. 2006. 129.902, as amended), the Polish Waste Law of April 27, 2001 (Dz.U. 2001. 62.628 as amended), the Polish Water Management Law of April 18, 2001 (Dz.U.2005.239. 2019, as amended) and the Polish Act on Entrepreneurs’ obligations regarding the management of some types of waste and deposit charges of May 11, 2001 (Dz.U. 2001.63.639, as amended). We are not required to receive an integrated permit to operate our Polmos Białystok and Bols production plants. However, we receive certain permits for the economic use of the environment, including water permits, permits for production and storage of waste and permits for discharge of pollutants into the atmosphere. In addition, we have entered into certain agreements related to the servicing and disposal of our waste, including raw materials and products unsuitable for consumption or processing, paper, plastic, metal, glass and cardboard packaging, filtration materials (used water filter refills), used computer parts, unsegregated (mixed) residential waste, damaged thermometers and alcoholmeters, used engine and transmission oils, batteries and other waste containing hazardous substances. In addition, we pay required environmental taxes and charges related primarily to packaging materials and fuel consumption and we believe we are in material compliance with our regulatory requirements in this regard. While we may be subject to possible costs, such as clean-up costs, fines and third-party claims for property damage or personal injury due to violations of or liabilities under environmental laws and regulations, we believe that we are in material compliance with applicable requirements and are not aware of any material breaches of said laws and regulations.

Trademarks and Distribution Agreements

Trademarks

With the acquisitions of the Bols and Polmos Białystok distilleries, we became the owners of vodka brand trademarks. The major trademarks we have acquired are: Bols Vodka brand (we have a perpetual, exclusive, royalty-free and sub-licensable trademark agreement for Poland, Russia and, as of September 26, 2006, Hungary), Soplica, which we own through Bols, and the Absolwent and Zubrówka brands, which we own through Polmos Białystok. In addition, in July of 2006, we acquired the trademark for Royal Vodka, which is produced in Poland and which we currently sell in Hungary through our Bols Hungary subsidiary. See “Risk Factors—We may not be able to protect our intellectual property rights”.

Supply Arrangements

General

In addition to sales of products that we produce, our sales include products that we import on an exclusive basis and products which we purchase domestically.

Imported products

We are the exclusive importers of numerous international brands and as such we have entered into import and distribution agreements with various producers and importers. With selected companies, we share in local marketing costs related to distributed products on either a defined amount or revenue percentage basis.

Our distribution agreements for imported spirits are generally for terms of one to five years with termination provisions permitting either party to terminate the agreements upon 90 days’ prior written notice. Our suppliers for this category of products generally extend us credit for a period of 60 to 120 days. During the twelve months ended December 31, 2006 we purchased imported spirits representing approximately 2% of our net sales. Our key suppliers of imported spirits include: Lucas Bols B.V, CLS Remy Cointreau, Jim Beam Brands CO, William Grant & Sons, Stock Spa., Sutter Home, Borco-Marken GmbH & Co., Camus International Ltd., and Mast-Jaegermeister AG.

Our distribution agreements with imported beer suppliers are generally for terms of at least two years with termination provisions permitting either party to terminate the agreements upon 45 days to 6 months’ prior written notice. Our imported beer suppliers extend us credit for a period of 45 to 60 days. During the twelve months ended December 31, 2006 we purchased imported beers representing approximately 1% of our net sales. Our main suppliers of beers that we import include: Budweiser Budvar National Corporation, Diageo Global Supply Ireland Ltd., Grolsch International B.V., Eurocermex S.A., Fosters and Bitburger and Inbev GmbH & Co.

Our distribution agreements with wine suppliers are generally for terms of one to five years with termination provisions permitting either party to terminate the agreements upon three to six months’ prior written notice. Our wine suppliers extend us credit for a period of 30 to 90 days. Almost all of our wine purchases are imported. During the twelve months ended December 31, 2006 we purchased wines representing approximately 3% of our net sales. Our main suppliers of wines include: Ernst & Julio Gallo Winery Europe, Vina Concha y Toro, Miguel Torres S.A., Trivento Bodegas y Vinedos S.A., Baron Philippe de Rothschild S.A., Sutter Home Winery Inc. and Ed. Kressmann & Cie.

Domestic products (including purchases from third party importers of international alcoholic beverages)

Our distribution agreements for domestic vodkas are generally for one year terms with automatic one-year renewal provisions. These agreements may be terminated for convenience by either party upon one month’s prior written notice. Our spirits suppliers based in Poland generally extend us credit for a period of 50 to 70 days; however, we purchase a significant portion of our inventory on a cash on delivery (COD) basis because of the significant discount offered to us by them if we pay COD. Our main suppliers of domestically purchased spirits include Polmos Lublin S.A., Polmos Bielsko Biala, Brown-Forman sp. z o.o, Diageo and V&S Luksusowa Zielona Góra S.A.

Our distribution agreements with domestic beer suppliers generally have a minimum purchase requirement and are for terms of one to five years with automatic renewal provisions. These agreements also provide that the agreement may be terminated at the end of the applicable term upon prior written notice. Our domestic beer suppliers extend us credit for a period of 14 to 35 days. During the twelve months ended December 31, 2006 we purchased beer representing approximately 8.4% of our net sales. Our main suppliers of beer include: Grupa Zywiec S.A., Kompania Piwowarska S.A. and Carlsberg Polska S.A.

Our distribution agreements with wine suppliers are generally for terms of one to five years with termination provisions permitting either party to terminate the agreements upon three to six months’ prior written notice. Our wine suppliers extend us credit for a period of 50 to 70 days. During the twelve months ended December 31, 2006 we purchased wine representing approximately 4.2% of our net sales.

Based on these arrangements we buy alcoholic beverages produced or imported by third parties, with a view towards distribution to on-trade and off-trade customers. For this service we charge our customers a margin, which constitutes our gross profit. We typically bear the entire economic risk associated with selling third party products to our clients, but in certain situations, such as quality problems, lack of agreed-to marketing support, product recall or discontinuation, we reserve the right to return unsold products to their producers and importers.

We do not believe that we are dependant on any supplier in our distribution activities.

Sales Arrangements for Products that We Produce and Distribute

We sell beverages to several types of off-trade and on-trade customers. Off-trade establishments include modern trade networks (mainly hypermarkets, cash-and-carry outlets and discount stores), traditional trade (small and medium-size retail outlets and local independent supermarkets) and petrol stations, while on-trade customers include bars, nightclubs, hotels and restaurants, where products are consumed on the premises. Some of our beverages, especially vodkas produced by our Bols and Polmos Białystok subsidiaries, are sold to independent wholesale distributors (other than our group members) for further distribution.

Our sales arrangements differ depending on the nature and creditworthiness of our customers. In line with market practice, we tend not to enter into written delivery contracts with small accounts, as this would be impractical given their size (as these are usually independent stores) and buying patterns (as their orders in terms of volume and frequency reflect the individual preferences of their local clients).

We enter into framework supply contracts with larger customers, including modern trade networks, such as Jeronimo Martins Dystrybucja (Biedronka chain) or Makro Cash and Carry. In line with the market practice in Poland, these contracts are agreed usually for one year periods and are regularly renewed, usually in spring. Framework contracts stipulate delivery terms (which typically require us to deliver to the customer’s premises), discounts from our normal price lists, as well as annual bonuses (which are typically in the form of an additional discount), the size of which depends on pre-agreed performance criteria, typically the volume of our merchandise sold to a given customer during a particular period or, in the case of modern trade networks, to members of its capital group. We also extend trade credit to our modern trade customers, which allows them to pay after delivery, typically between 7 to 60 days, depending on customer’s creditworthiness, its trading history with us and volumes purchased. In certain cases, customers have a choice of an early payment combined with an additional discount, or a delayed payment with no or with a smaller discount. Similar arrangements apply to wholesale distributors (other than our group members) of vodka produced by our Bols and Polmos Białystok subsidiaries. See also “Operations—Control of Bad Debts”, above.

We do not believe that we are dependant on any customer in our sales activities.

Export Agreements

In July 2006 we entered into three new distribution agreements in a number of key vodka markets outside of Poland. In particular, we have entered into a long-term distribution agreement with Pernod Ricard covering the key markets in more than 30 countries, including the Middle East (Israel), Pacific (Australia), Europe (Spain, Ireland), and France where Zubrówka is rated as the number two imported vodka. We also entered into new distribution agreements with strong distributors in the United Kingdom (Marblehead Brand Development Co.), and Japan (Lead Off Japan). We believe that these contracts will give us the opportunity to further develop the untapped potential of Zubrówka in key international vodka markets.

Legal and Arbitration Proceedings

We are involved in legal proceedings arising in the normal course of our business, including opposition and cancellation proceedings with respect to trademarks similar to some of our brands, and other proceedings, both in the United States and elsewhere. During the last 12 months we were not a party to any material court or arbitration proceedings that we reasonably expect, either individually or in the aggregate, will result in a material adverse effect on our consolidated financial condition or results of operations. In addition we are not currently involved in or aware of any such pending or threatened proceedings.

Insurance

We currently maintain property and casualty insurance in amounts we deem adequate.

Taxes

We operate in the following tax jurisdictions: Poland, the United States, Hungary, and the Netherlands. In Poland and Hungary we are primarily subject to Value Added Tax (VAT), Corporate Income Tax, Payroll Taxes, Excise Taxes and Import Duties. In the United States we are primarily subject to Federal and Pennsylvania State Income Taxes, Delaware Franchise Tax and Local Municipal Taxes. We believe we are in material compliance with all relevant tax regulations.

Available Information

We maintain an Internet website at http://www.cedc.com.pl. Please note that our Internet address is included in this annual report as an inactive textual reference only. The information contained on our website is not incorporated by reference into this annual report and should not be considered part of this report.

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

We have adopted a code of ethics applicable to all of our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer (who is also our Principal Accounting Officer). The code of ethics is publicly available on the investor relations page of our website at http://www.cedc.com.pl. We intend to disclose any amendment to, or waiver from, any provision in our code of ethics that applies to our Chief Executive Officer and Chief Financial Officer by posting such information in the investor relations section of our website at http://www.cedc.com.pl and in any required SEC filings.

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

With respect to individual customers, we face significant competition from various regional distributors, who compete principally on price, in regions where our distribution centers and satellite branches are located. The effect of this competition could adversely affect our results of operations. The majority of alcohol sales in Poland are still made through traditional trade outlets, however, the hypermarket and supermarket chains continue to grow their share of the trade in Poland. Traditional trade outlets typically provide us with higher margins from sales as compared to hypermarkets and supermarket chains. There is a risk that the expansion of hypermarkets and supermarket chains will continue to occur in the future, thus reducing the margins that we may derive from sales to the traditional trade, where we as of December 31, 2006 distribute approximately 58% of our products. This margin reduction, however, will be partially offset by lower distribution costs due to bulk deliveries associated with sales to the modern trade.

We face competition from various producers in the vodka production industry. We compete with other alcoholic and nonalcoholic beverages for consumer purchases in general, as well as shelf space in retail stores, restaurant presence and distributor attention. In Poland, vodka production is dominated by five local companies that control approximately 80 % of the market.

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

There were significant changes in the cost of raw materials used in vodka production and especially raw spirits during 2006. Price increases also may take place in the future, and our inability to pass on increases to our customers could reduce our margins and profits and have a material adverse effect on our business. We cannot assure you that shortages or increases in the prices of our supplies or raw materials will not have a material adverse effect on our financial condition and results of operations.

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

In addition, our Senior Secured Notes are denominated in Euros, and movements in the Euro/Zloty exchange rate could increase the amount of cash, in Zloty, that must be generated in order to pay principal and interest on our Senior Secured Notes. Similarly, as a result of the interest rate swap, we effectively pay variable interest on our Senior Secured Notes. Consequently, we are exposed to changes in interest rates, on which our semi-annual coupons are calculated.

The impact of translation of our senior secured notes could have a materially adverse effect on our reported earnings. For example, a 1% change in the Euro/Zloty exchange rate as compared to the exchange rate applicable on July 25, 2005, i.e. the notes’ issue date, would result in an unrealized exchange pre-tax gain or loss of approximately $3.9 million per annum without considering any potential early repayments of the Senior Secured Notes.

Weather conditions may have a material adverse effect on our sales

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

Governmental regulation and supervision as well as future changes in laws, regulations or government policy (or in the interpretation of existing laws or regulations) that affect us, our competitors or our industry generally strongly influence our viability and how we operate our business. Complying with existing regulations is burdensome, and future changes may increase our operational and administrative expenses and limit our revenues. For example, we are currently required to have permits to produce, to import products, maintain and operate our warehouses, and distribute our products to wholesalers. Many of these permits, such as our general permit for wholesale trade, must be renewed when they expire. Although we believe that our permits will be renewed upon their expiration, there is no guarantee that such will be the case. Revocation or non-renewal of permits that are material to our business could have a material adverse affect on our business. Additionally, our permits may be revoked prior to their expiration date due to nonpayment of taxes or violation of health requirements. Therefore, our business would be materially and adversely affected if there were any adverse changes in relevant laws or regulations or in their interpretation or enforcement. Our ability to introduce new products and services may also be affected if we cannot predict how existing or future laws, regulations or policies would apply to such products or service.

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

Our import contracts may be terminated

As a leading importer of major international brands of alcoholic beverages in Poland and Hungary, we have been working with the same suppliers for many years and either have verbal understandings or written distribution agreements with them. Where a written agreement is in place, it is usually valid for between one and five years and is terminable by either party on three to six months’ notice. However, our ability to continue to distribute imported products on an exclusive basis depends on factors which are out of our control, such as ongoing consolidation in the spirit industry worldwide, as a result of which producers decide from time to time to change their distribution channels, including in the markets in which we operate.

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

Our ability to finance our debt depends on our future operating performance and ability to generate sufficient cash. This depends, to some extent, on general economic, financial, competitive, market, legislative, regulatory and other factors, some of which are beyond our control, as well as the other factors discussed in these “Risk Factors.”

Historically, we met our debt service and other cash requirements with cash flows from operations and our existing revolving credit facilities. As a result of certain acquisitions and related financing transactions, however, our debt service requirements have increased significantly. We cannot assure you that our business will generate sufficient cash flows from operating activities, or that future debt and equity financing will be available to us in an amount sufficient to enable us to pay our debts when due, including our senior secured notes, or to fund our other financing needs .

Our indebtedness under the Senior Secured Notes as of December 31, 2006 amounted to $428 million, including $15.5 million of accrued interest.

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

As a result of our acquisition of Botapol Holding B.V., which we completed on August 17, 2005, Botapol Management B.V., an indirect subsidiary of Rémy Cointreau S.A., and Takirra Investment Corporation N.V. as of December 31, 2006 own a total of 4,973,317 shares of our common stock. Botapol Management B.V. and Takirra Investment Corporation N.V. each have the right to cause us to register resale of the shares of our common stock that they own or to include their shares in future registration statements filed by us with the SEC. We recently received a request from Botapol Management B.V. and Takirra Investments N.V. that we register all of their respective shares under the Securities Act of 1933, as amended. On November 17, 2006, in response to such request, we filed a registration statement relating to the shares with the SEC. Pursuant to that registration statement, Botapol Management B.V. and Takirra Investments Corporation N.V. will be able to sell their shares to the public in the United States. If either Botapol Management B.V. or Takirra Investment Corporation N.V. were to sell a large number of their shares, the market price of our common stock could decline significantly. In connection with any sale of their shares, either of them also may choose not to maintain a director on our board of directors, which is their contractual right for so long as they hold at least 50% of the shares issued to them in the Bols Acquisition. In addition, the perception in the public markets of such events, actual or potential, could adversely affect the market price of our common stock.

Enforcing legal liability against us and our directors and officers might be difficult.

We are organized under the laws of the State of Delaware of the United States. Therefore, investors are able to effect service of process in the United States upon us and may be able to effect service of process upon our directors and executive officers. We are a holding company, however, and all of our operating assets are located in Poland and Hungary. Further, most of our directors and executive officers, and those of most of our subsidiaries, are non-residents of the United States and our assets and the assets of our directors and executive officers are located outside the United States. As a result, you may not be able to enforce against our assets (or those of certain of our directors or executive officers) judgments of United States courts predicated upon the civil liability provisions of United States laws, including federal securities laws of the United States. In addition, awards of punitive damages in actions brought in the United States or elsewhere may not be enforceable in Poland.

Item 2.	Properties.

Our existing properties

Headquarters, Sales Offices and Warehouses.    We have entered into leases for our Warsaw headquarters and most of our other 16 distribution centers and 76 satellite branches. Our Polish headquarter is located at ul. Bobrowiecka 6, 00-728 Warsaw. Our distribution centers are located in: Gdansk, Warszawa, Olsztyn, Zielona Góra, BiaŁystok (two centers), Torun, Stargard Szczecinski, Przeworsk, Zabkowice Slaskie, Chrzanów, łódz, Konin, łomza, Mosina and Minsk Mazowiecki. The amount of warehouse space leased for each distribution center averages 2,713 square meters. The amount of office and storage space leased for each satellite branch averages 368 square meters. The Warsaw lease expires on May 1, 2010, and neither party may terminate the lease except for material breaches. The Warsaw facility is approximately 9,765 square meters of warehouse and 2,230 square meters of office space which is currently used for our headquarters. We believe the warehouse facility has sufficient space to permit us to expand for the next two to three years without any further significant capital expenditure.

Retail Outlets.    We have entered into a long term or indefinite term lease agreement with each of our six retail outlets. We have obtained agreements from the landlords to waive their rights to terminate the leases for a period of three years, provided that we are performing our obligations under these leases.

Production facilities.    Our production facilities comprise two plants with one located in Białystok, Poland for Polmos Białystok and the other one located in Oborniki Wielkopolskie, Poland for Bols. The Białystok facility is located on 78,665 square meters of land which are leased from the government on a perpetual usufruct basis. The production capacity of our plant in Bialystok is approximately 24 million liters of 100% alcohol per year and currently, we use approximately 70% to 80% of its production capacity. In the Polmos Białystok distillery we produce Absolwent and its taste variations, Batory, Białowieska, Cytrynówka, Czekoladowa, Kompleet, Vodka, Liberty Blue, Lider, Ludowa, Nalewka Wisniowa, Nalewka Miodowa and Palace Vodka, Winiak Białostocki, Winiak Pałacowy, Wódka Imbirowa, Zubrówka. The plot on which the Białystok facility is located is unencumbered.

The Bols facility is located on 80,519 square meters of which 52,955 square meters are owned by us and 27,564 square meters are leased from the government on a perpetual usufruct basis. The production capacity of our plant in Oborniki Wielkopolskie is 34.2 million liters of 100% alcohol per year. Currently we use about 45% to 55% of the plant’s production capacity. In the Bols distillery we produce Bols Excellent, Bols Vodka and its taste variations, Soplica, Soplica Szlachetna Polska, Soplica Tradycyjna Polska, Soplica Wisniowa Polska, Soplica Staropolska, Boss, Slaska, Niagara and Royal Vodka. The plot on which the Bols facility is located in unencumbered.

Delivery trucks.    Our fleet of vehicles consists of 1,141 vehicles (including delivery trucks), 955 of which are owned by us and our subsidiaries and the remainder of which are leased. As of December 31, 2006, their aggregate book value was $10.0 million.

Research and Development, Intellectual Property, Patents and Trademarks

We do not have a separate research and development unit. Our activity in this field is generally related to improvements in packaging and extensions to our existing brand portfolio, such as introduction of flavored varieties of our main clear vodka brands—Bols, Absolwent and Soplica—or revised production processes, leading to improved taste.

Item 3.	Legal Proceedings.

From time to time we are involved in legal proceedings arising in the normal course of our business, including opposition and cancellation proceedings with respect to trademarks similar to some of our other brands, and other proceedings, both in the United States and elsewhere. We are not currently involved in or aware of any pending or threatened proceedings that we reasonably expect, either individually or in the aggregate, will result in a material adverse effect on our consolidated financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

The Company’s common stock has been traded on the NASDAQ National Market, and its successor, the NASDAQ Global Select Market, under the symbol “CEDC” since June 1999. Prior thereto it traded on the NASDAQ Small Cap Market since our initial public offering in July 1998. The following table sets forth the high and low bid prices for the common stock, as reported on the NASDAQ Global Select Market, for each of the Company’s fiscal quarters in 2005 and 2006. These prices represent inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The prices for 2005 and 2006 have also been adjusted to reflect the impact of the 3 for 2 stock split in June 2006.

	High	Low
2005

First Quarter	$25.68	$18.53

Second Quarter	25.70	19.70

Third Quarter	29.69	24.05

Fourth Quarter	29.20	25.55

2006

First Quarter	$28.62	$24.58

Second Quarter	27.79	21.35

Third Quarter	25.69	21.02

Fourth Quarter	30.69	22.98

On March 9, 2007, the last reported sales price of the Common Stock was $26.11 per share.

Holders

As of March 5, 2007, there were approximately 9,589 beneficial owners and 65 shareholders of record of common stock.

Dividends

CEDC has never declared or paid any dividends on its capital stock. CEDC currently intends to retain future earnings for use in the operation and expansion of its business. Future dividends, if any, will be subject to approval by CEDC’s board of directors and will depend upon, among other things, the results of the Company’s operations, capital requirements, surplus, general financial condition and contractual restrictions and such other factors as the board of directors may deem relevant. In addition, the indenture for the Company’s outstanding Senior Secured Notes may limit the payment of cash dividends on its common stock to amounts calculated in accordance with a formula based upon our net income and other factors.

Equity Compensation Plans

The following table provides information with respect to our equity compensation plans as of December 31, 2006:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,319,900	$19.31	1,588,333
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,319,900	$19.31	1,588,333

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the periods indicated and should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements, the notes thereto and the other financial data contained in Items 7 and 8 of this report on Form 10-K.

	Year ended December 31,
	2002	2003	2004	2005	2006
Income Statement Data:
Net sales	$293,965	$429,118	$580,744	$749,415	$944,108
Cost of goods sold	255,078	372,638	506,413	627,368	745,721

Gross profit	38,887	56,480	74,331	122,047	198,387
Sales, general and administrative expenses	26,273	34,313	45,946	70,404	106,805

Operating income	12,614	22,167	28,385	51,643	91,582
Non-operating income / (expense), net
Interest income / (expense), net	(1,487)	(1,500)	(2,115)	(15,828)	(31,750)
Other financial income / (expense), net	(176)	(92)	(19)	(7,678)	17,212
Other income / (expense), net	113	(59)	193	(262)	1,119

Income before income taxes	11,064	20,516	26,444	27,875	78,163
Income taxes	(2,764)	(5,441)	(4,614)	(5,346)	(13,986)

Minority interests	—	—	—	2,261	8,727

Net income	$8,300	$15,075	$21,830	$20,268	$55,450

Net income per common share, basic	$0.45	$0.65	$0.89	$0.72	$1.55

Net income per common share, diluted	$0.44	$0.64	$0.87	$0.70	$1.53

Average number of outstanding shares of common stock at year end	18,803	23,621	24,462	28,344	35,799

	2002	2003	2004	2005	2006
Balance Sheet Data:
Cash and cash equivalents	$2,237	$6,229	$10,491	$60,745	$159,362
Working capital	14,373	35,016	50,910	85,950	180,427
Total assets	130,800	187,470	291,704	1,084,472	1,326,048
Long-term debt and capital lease obligations, less current portion	6,623	497	4,013	428,844	462,854
Stockholders’ equity	41,381	83,054	120,316	374,942	520,973

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.

This report contains forward-looking statements, which provide our current expectations or forecasts of future events. These forward-looking statements may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation:

•

information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth, liquidity, prospects, strategies and the industry in which the Company and its subsidiaries, including Bols, and Polmos Bialystok operate, as well as the integration of Polmos Bialystok and the effect of such acquisitions on the Company;

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

We urge you to read and carefully consider the items of the other reports that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect our future performance and the industry in which we operate, including the risk factors described elsewhere in this Annual Report on Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur as described, or at all.

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

Overview

We are the largest vodka producer by value and volume in Poland and a leading distributor and importer of alcoholic beverages in Poland and in Hungary. Our business involves the distribution of products that we produce from our two distilleries, importation on an exclusive basis of many well known international beers, wines and spirits brands and wholesaling of a range of products from local and international drinks companies operating in Poland and Hungary.

2006 was an important year for CEDC as it marked the first full year as a consolidated operation of spirit production, marketing, sales and distribution. The improvements in margin and operating results driven by the addition of the Bols and Polmos distilleries acquired in 2005 are evident in the full year results of the Company. The foundation for the key parts of the Company’s strategies were put in place during 2006 with the goal of driving sales of our higher margin produced brands and exclusive import brands. Total sales of brands owned by CEDC were approximately 8.5 million nine-liter cases and gross profit margins increased from 16.3% for 2005 to 21% for 2006. In addition, we made our first acquisition outside of Poland through the purchase of Bols Hungary in July 2006.

Prior to 2005, we had primarily operated as a pure wholesaler and importer of alcoholic beverages in Poland; however, through the acquisition of the Bols and Polmos Bialystok distilleries in 2005, we have significantly expanded the scope of our operations. On August 17, 2005 the Company completed the acquisition of 100% of Botapol B.V. which itself owned 100% of the outstanding stock of Bols Poland. Bols is a leading producer and marketer of premium vodkas and a leading importer of premium spirits and wines in Poland. On October 12, 2005 the Company acquired 61% of the capital stock of Polmos Bialystok S.A., one of the leading producers of vodka in Poland. Thereafter, the Company purchased an additional 29% of the capital stock of Polmos Bialystok in the open market and through two separate tender offers. As of March 1, 2007, the Company owns 90.14% of Polmos Bialystok’s outstanding capital stock.

During the end of 2005 and continuing in 2006, we have been active in integrating these production companies into our importing and distribution companies. To that end, we have instituted new trade terms into the distribution market, which have been accepted by our top distributors. We have also redefined our 700 person sales force to better serve our distribution channels and to better promote our own vodka brands. We have made significant progress with our plans to build two rectification units, at both the Bols and Polmos Bialystok facilities, and expect these units to be completed by mid 2007. Our export team has been in the process of repackaging our Zubrówka brand and has been actively pursuing worldwide distribution agreements for increasing export sales.

In July 2006 we took the first step in our expansion outside of Poland by acquiring Bols Hungary Kft, a leading alcohol importer and distributor in Hungary, as well as the Royal Vodka brand, which is the best selling vodka in Hungary and is produced at our Bols subsidiary. Following this acquisition we will continue to look for expansion opportunities within Central and Eastern Europe. On September 26, 2006, we acquired from Lucas Bols B.V. a perpetual, exclusive, royalty-free and sublicensable licence to use the Bols Vodka trademark in connection with the marketing and sale of our products in Hungary.

In December 2006, we completed our dual listing, listing our shares of common stock on the Warsaw Stock Exchange in addition to our listing on the Nasdaq Global Select Market and raising over $76.5 million in the process. Approximately $45.6 million of these funds were used to repurchase 10% of our outstanding Senior Secured Notes in January 2007, which included the payment of an early retirement penalty of 8%. A further

$11.5 million of the dual listing proceeds was used to fund a tender offer for approximately 3% of the outstanding shares of Polmos Bialystok in December 2006. During February 2007, we announced a second repurchase of 32.5 million EUR plus an early retirement penalty of 8%, of our outstanding Senior Secured Notes which is expected to be completed on March 30, 2007.

Significant factors affecting our consolidated results of operations

Effect of Acquisitions of Distributors

As part of our strategy to increase distribution capacity we have acquired and will continue to acquire existing distributors, particularly in regions where we do not have a leading position. The distributors we acquire are primarily involved in the vodka distribution business and are among the leading distributors in their regions. Over the past eight years, we have acquired 17 distributors throughout Poland. Historically, we have purchased these distributors with cash and shares of our common stock. For the twelve months ending December 31, 2006 the acquisitions made during this period have had a positive impact on the results of CEDC accounting for approximately 5% of our consolidated net sales and income.

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

The Polmos Białystok Acquisition

On October 12, 2005 we acquired 61% of the capital stock of Polmos Białystok, one of the leading producers of vodka in Poland, which transaction we refer to as the Polmos Białystok Acquisition or Acquisition of Polmos Białystok. We also purchased an additional approximately 29% of the capital stock of Polmos Białystok in the open market and through two separate tender offers. As of March 1, 2007 we owned 90.14% of Polmos Białystok’s outstanding capital stock.

During the end of 2005 and continuing this year, we have been active in integrating the production companies into our importing and distribution companies. The acquisition and integration of these businesses into our operations have had a significant effect on our results of operations. As discussed below, these acquisitions have increased our net sales, cost of goods sold and operating profit. In addition, the issuance of our €325 million Senior Secured Notes has increased our financing costs.

Major factors affecting our operations and results during 2006

In addition to the acquisitions, other factors affecting our operations and results in the twelve months ended December 31, 2006 included the impact of the unusually hot month of July whereby temperatures reached 200-year record highs. This resulted in a one-time shortfall in sales for the three months ending September 30, 2006 estimated at approximately $5 million as consumers tend to purchase less spirits when temperatures reach extreme highs or lows.

These record temperatures also caused a reduction in the grain harvest in Poland, which led to increased prices for raw spirit starting in the 3rd quarter of 2006. The higher prices for spirit resulted in an increase of our cost of goods sold by approximately $7.5 million for the 6 months ended December 31, 2006 as compared to the six months ended June 30, 2006. As the Company only acquired the production companies who utilize raw spirit in August and October of 2005, a comparison of spirit price increase to the prior year is not relevant. In order to reduce our exposure to such price volatility, the Company has invested in two rectification units at the Bols and Polmos Bialystok facilities, which are expected to be completed by mid-2007. In addition, the Company has begun to analyze other strategies to obtain better control over spirit pricing.

Effect of Exchange Rate and Interest Rate Fluctuations

As a result of the issuance of the Company’s €325 million Senior Secured Notes due 2012, we are exposed to foreign exchange movements. Movements in the EUR-Polish Zloty exchange rate will require us to revalue our liability on the Senior Secured Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of December 31, 2006, the Company had outstanding a hedge contract for a seven year interest rate swap agreement. The swap agreement exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin.

Because the Company’s functional currency is primarily the Polish Zloty but its reporting currency is the U.S. Dollar, the translation effects of fluctuations in the exchange rate have impacted the Company’s financial condition and results of operations and have affected the comparability of our results between financial periods. The average Zloty/Dollar exchange rate used to create our income statement appreciated by approximately 4%. The actual year end Zloty/Dollar exchange rate used to create our balance sheet appreciated by approximately 11%.

Twelve months ended December 31, 2006 compared to twelve months ended December 31, 2005

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Twelve months ended December 31
	2006	2005
Sales	$1,193,248	$828,918
Excise taxes	(249,140)	(79,503)
Net Sales	944,108	749,415
Cost of goods sold	745,721	627,368

Gross Profit	198,387	122,047

Operating expenses	106,805	70,404

Operating Income	91,582	51,643

Non operating income / (expense), net
Interest income / (expense), net	(31,750)	(15,828)
Other financial income / (expense), net	17,212	(7,678)
Other non operating income / (expense), net	1,119	(262)

Income before taxes	78,163	27,875
Income tax expense	13,986	5,346

Minority interests	8,727	2,261

Net income	$55,450	$20,268

Net income per share of common stock, basic	$1.55	$0.72

Net income per share of common stock, diluted	$1.53	$0.70

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and value added tax. Total net sales increased by approximately 26.0%, or $194.7 million, from $749.4 million for the twelve months ended December 31, 2005 to $944.1 million for the twelve months ended December 31, 2006. This increase in sales is due to the following factors:

Net Sales for twelve months ended December 31, 2005	$749,415
Increase from acquisitions	127,108
Existing business sales growth	22,835
Impact of foreign exchange rates	44,750

Net sales for twelve months ended December 31, 2006	$944,108

Factors impacting our sales for 2006 include:

•	Acquisitions which provided an additional $127.1 million of sales for the twelve months ended December 31, 2006

•	Liter sales of the key brands we produce (Absolwent, Bols, Soplica and Zubrówka) grew by 4% in 2006 as compared to 2005.

•

Increased sales of imported products. Growth of imports increased by approximately 13.3%, or $6.1 million, from $45.7 million for the twelve months ended December 31, 2005 to $51.8 million for the twelve months ended December 31, 2006.

•

The strength of the Polish Zloty versus the U.S. Dollar for the twelve months ended December 31, 2006 as compared to the strength of the Polish Zloty versus the U.S. Dollar for the twelve months ended December 31, 2005. Based upon average exchange rates for the twelve months ended December 31, 2006 and 2005, the Polish Zloty appreciated by approximately 4%. This resulted in an increase of $44.8 million of sales in U.S. Dollar terms.

As the economies in Poland and Hungary continue to develop, the demand for imported products has also increased as consumer trade up in consumption habits. As such sales of these high margin import products are one of the key strategies of the Company. Sales of exclusive imported beers, spirits and wines for the twelve months ended December 31, 2006 and 2005 are highlighted below on a pro forma basis. This table includes the full year of sales of imports from the Bols Poland and Hungary businesses for the twelve months ended December 31, 2006 and 2005, on a pro-forma basis and as reported on an organic basis.

Twelve Months Ended December 31, (Proforma Sales in $000’s)	2006	2005	%
Imported Beers	6,070	6,117	(0.8)
Imported Spirits	53,921	41,058	31.3
Imported Wines	37,746	29,278	28.9

Total Imported Product on a pro-forma basis	97,737	76,453	27.8
Less: Import sales from acquired entities	(45,918)	(30,718)	—
Total Organic Imported Sales	51,819	45,735	13.3

Gross Profit

Total gross profit increased by approximately 62.6%, or $76.4 million, to $198.4 million for the twelve months ended December 31, 2006, from $122.0 million for the twelve months ended December 31, 2005, reflecting the effect of the acquisitions of Bols, Polmos Bialystok and Bols Hungary and sales growth in the twelve months ended December 31, 2006. Gross margin increased from 16.3% of net sales for the twelve months ended December 31, 2005 to 21.0% of net sales for the twelve months ended December 31, 2006. This increase in gross margin resulted from the changes in sales mix, including growth in the sales of exclusive imported products and acquisitions. Gross margins on products produced by the Company are higher than gross margins on products supplied by third-party producers.

As part of our continued strategy to drive sales of our own brands we have reduced our portfolio of lower margin SKU’s by which in reduced our sales by approximately $33 million for the twelve months ended December 31, 2006 as compared to the twelve months ended December 31, 2005, and replaced a significant portion of these sales with higher margin SKUs of products which we produce and import. This has contributed to a margin improvement for the six and twelve months ended December 31, 2006 as compared to the six months ended June 30, 2006 and the twelve months ended December 31, 2005. Our gross margins were also enhanced by our new trade terms from our new export contracts which took effect in the third quarter of 2006. Offsetting these gains in margins as noted above was the impact of higher spirit pricing, which reduced gross margins by approximately $7.5 million during the 2nd half of 2006 as compared to the first half.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debt. Total operating expenses increased by approximately 51.7%, or $36.4 million, from $70.4 million for the twelve months ended December 31, 2005 to $106.8 million for the twelve months ended December 31, 2006. Approximately $25.9 million of this increase resulted primarily from the effects of acquisitions in 2006 and the remainder of the increase resulted primarily from the growth of the business and the impact of foreign exchange expenses.

Operating expenses for twelve months ended December 31, 2005	$70,404
Increase from acquisitions	25,935
Existing business growth	4,624
Impact of foreign exchange rates	5,842

Operating expenses for twelve months ended December 31, 2006	$106,805

Included in the existing business growth were the costs related to the expensing of employee stock options which began in 2006 following the implementation of FAS123(R), total costs related to the expensing of options was $1.9 million for the twelve months ending December 31, 2006.

The table below sets forth the items of operating expenses.

Twelve Months Ended December 31,	2006	2005
	($ in thousands)
S,G&A	$85,422	$55,925
Marketing.	14,078	9,082
Depreciation and amortization	6,306	4,413
Bad debt provision	999	984

	$106,805	$70,404

S,G&A consists of salaries, warehousing and transportation costs and administrative expenses. S,G&A increased by approximately 52.8%, or $29.5 million, from $55.9 million for the twelve months ended December 31, 2005 to $85.4 million for the twelve months ended December 31, 2006. Approximately $19.5 million of this increase resulted primarily from the effects of acquisitions in 2006 and the remainder of the increase resulted primarily from the growth of the business and the 4% appreciation of the Zloty against the Dollar. As a percent of sales, S,G&A has increased from 7.5% of net sales in the twelve months ended December 31, 2005 to 9.0% of net sales in the twelve months ended December 31, 2006 primarily due to the Bols and Polmos Bialystok acquisitions in 2005, as production companies generally run a higher S,G&A as a percent of sales than distribution companies.

As part of the Company’s entrance into brand ownership, and costs related to the promotion of our own brands, marketing expenses have increased by $5.0 million from $9.1 million for the twelve months ended December 31, 2005 to $14.1 million for the twelve months ended December 31, 2006. Included in this increase are marketing costs related to the acquired brands, which represent approximately 1% of net sales revenue.

Depreciation and amortization increased by approximately 43.2%, or $ 1.9 million, from $4.4 million for the twelve months ended December 31, 2005 to $6.3 million for the twelve months ended December 31, 2006. This increase resulted primarily from the effect of business acquisitions.

Bad debt expense remained stable at approximately 0.1% of net sales.

Operating Income

Total operating income increased by approximately 77.5%, or $40.0 million, from $51.6 million for the twelve months ended December 31, 2005 to $91.6 million for the twelve months ended December 31, 2006. This increase resulted primarily from our acquisitions. Operating margin increased from 6.9% of net sales for the twelve months ended December 31, 2005 to 9.7% of net sales for the twelve months ended December 31, 2006. The increase in operating margin is due primarily to the higher gross profit margin as described above.

Non-Operating Income and Expenses

Total interest expense increased by approximately 101.3%, or $16.0 million, from $15.8 million for the twelve months ended December 31, 2005 to $31.8 million for the twelve months ended December 31, 2006. This increase resulted primarily from interest on, and amortization of, the financial cost of our €325 million of Senior Secured Notes issued in July 2005 to finance the Bols and Bialystok acquisitions.

Other financial expenses relate primarily to the impact of movements in exchange rates and the cost of hedges. For the twelve months ended December 31, 2006, these costs included primarily $3.3 million of foreign exchange rate gains related to our Senior Secured Notes financing and $13.1 million of gain on closed hedge contracts. For detailed information please refer to Note 13 to our consolidated financial statements.

Other non-operating income increased by approximately $1.4 million for the twelve months ended December 31, 2006. This increase resulted primarily from a gain in sales of assets, including a gain on sale of accounts receivable which were fully provided for. The gain on these sales amounted to approximately $1.1 million.

Income Tax

Our effective tax rate as of December 31, 2006 was 18%, which was driven primarily by the tax rate in Poland of 19%, where most of our income is generated and the tax loss carried forward generated in the U.S.

Twelve months ended December 31, 2005 compared to twelve months ended December 31, 2004

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Twelve months Ended
	December 31, 2005	December 31, 2004
Sales	$828,918	$580,744
Excise taxes	(79,503)	—
Net Sales	749,415	580,744
Cost of goods sold	627,368	506,413

Gross Profit	122,047	74,331

Operating expenses	70,404	45,946

Operating Income	51,643	28,385

Non operating income /(expense)
Interest income expense, net	(15,828)	(2,115)
Other financial expense, net	(7,678)	(19)
Other income/(expense), net	(262)	193

Income before taxes	27,875	26,444
Income tax expense	5,346	4,614

Minority interests	(2,261)	—

Net income	$20,268	$21,830

Net income per share of common stock, basic	$0.72	$0.89

Net income per share of common stock, diluted	$0.70	$0.87

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

Gross Profit

Total gross profit increased by approximately 64.2%, or $47.7 million, to $122.0 million for the twelve months ended December 31, 2005, from $74.3 million for the twelve months ended December 31, 2004, reflecting the effect of the acquisitions of Bols and Bialystok and sales growth in the twelve months ended December 31, 2005. Gross margin increased from 12.8% of net sales for the twelve months ended December 31, 2004 to 16.3% of net sales for the twelve months ended December 31, 2005. This increase in gross margin resulted from the acquisitions of Bols and Bialystok as well as changes in sales mix, including growth in the sales of exclusive imported products. Gross margins on products produced by the Company are generally higher than gross margins on products supplied by third-party producers.

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

Twelve Months Ended December 31,	2005	2004
	($ in thousands)
S,G&A	$55,925	$39,667
Marketing	9,082	2,107
Depreciation and amortization	4,413	3,414
Bad debt provision	984	758

	$70,404	$45,946

S,G&A consists of salaries, warehousing and transportation costs and administrative expenses. S,G&A increased by approximately 40.8%, or $16.2 million, from $39.7 million for the twelve months ended December 31, 2004 to $55.9 million for the twelve months ended December 31, 2005. Approximately $17.9 million of this increase resulted primarily from the effects of acquisitions in 2004 and 2005 and the remainder of the increase resulted primarily from the growth of the business and the 9% appreciation of the Zloty. As a percent of sales, S,G&A has increased from 6.8% of net sales in the twelve months ended December 31, 2004 to 7.5% of net sales in the twelve months ended December 31, 2005 primarily due to the Bols and Bialystok acquisitions, as production companies run a higher S,G&A as a percent of sales than distribution companies.

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

Depreciation and amortization increased by approximately 29.4%, or $1.0 million, from $3.4 million for the twelve months ended December 31, 2004 to $4.4 million for the twelve months ended December 31, 2005. This increase resulted primarily from the effect of business acquisitions.

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

Income Tax

Included in income tax expense for the 12 months ended December 31, 2005 is a tax penalty payment of $146.0 related to a tax case that arose in 2003. Excluding this write off, the effective tax rate is 18.7%, which is driven primarily by the tax rate in Poland of 19%, where all of our income is generated.

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

	Twelve months ended December 31, 2006	Twelve months ended December 31, 2005
	($ in thousands)
Cash flow from operating activities	71,691	34,081

Cash flow used in investing activities	(41,922)	(460,113)

Cash flow from financing activities	60,786	476,371

Fiscal year 2006 cash flow

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations, servicing of finance and taxation. Net cash provided by operating activities for the twelve months ended December 31, 2006 was $71.7 million as compared to $34.1 million for the twelve months ended December 31, 2005. The primary drivers for the increase were overall business growth, improved supplier management and higher margin on sales of our own produced products. Working capital movements contributed $10.0 million of cash inflows for the twelve months ended December 31, 2006 as compared to $3.8 million of cash outflows for the twelve months ended December 31, 2005. In December of 2005, the Company changed the trade terms with wholesalers, requiring either cash on delivery payments or a bank guarantee. The impact of these changes in trade terms contributed to the improvement in cash flow from receivables. Cash outflows from accounts receivables were $23.7 million for the twelve months ended December 31, 2005 as compared to $7.6 million for the twelve months ended December 31, 2006.

Net cash flow used in investing activities

Net cash flows used in investing activities represents net cash used to acquire subsidiaries and fixed assets as well as proceeds from sales of fixed assets. Net cash used in investing activities for the twelve months ended December 31, 2006 was $41.9 million as compared to $460.1 million for the twelve months ended December 31, 2005. The primary expenditures in 2006 were the Bols Hungary acquisition that took place in July 2006 which resulted in cash outflow of $20.4 million, and the increase of shareholding in Polmos Bialystok for $11.5 million following our tender offer in December 2006. Included in cash flows from investing activities are net cash inflows of $4.8 million from sales of financial assets.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash provided by financing activities was $60.8 million for the twelve months ended December 31, 2006 as compared to $476.4 million for the twelve months ended December 31, 2005. The cash inflow from financing activities during the twelve months ended December 31, 2006 resulted primarily from our $71.7 million public offering of our common stock in connection with our listing on the Warsaw Stock Exchange.

Fiscal year 2005 cash flow

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations, servicing of finance and taxation Net cash provided by operating activities for the twelve months ended December 31, 2005 was $34.1 million as compared to $8.9 million for the twelve months ended December 31, 2004. The primary drivers for the increase were overall business growth, improved supplier management and lower inventory levels relative to sales. Working capital movements contributed $6.4 million of cash inflows for the twelve months ended December 31, 2005 as compared to $17.4 million of cash outflows for the twelve months ended December 31, 2004. Included in the changes in operating assets and liabilities for the twelve months ended December 31, 2005 are movements in other accrued liabilities of $35.0 million, which relates to increased accruals, primarily for non-cash expenses of interest on the Senior Secured Notes and the mark to market on the Company’s coupon swap hedge.

Net cash flow used in investing activities

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

Financing Arrangements

Existing Credit Facilities

As of December 31, 2006, the Company had total debt outstanding under existing credit facilities in the Polish Zloty equivalent of approximately $26.8 million. In order to fund working capital and other liquidity requirements, the Company also has available non-committed credit lines with various banks and credit institutions. As of December 31, 2006, the amount of available, unutilized and uncommitted credit facilities was the Polish Zloty equivalent of approximately $56.0 million. These existing credit facilities are subject to renewal on an annual basis.

On October 12, 2006, Carey Agri entered into a multipurpose credit line agreement and a bank guarantee with Fortis Bank SA/NV, Austrian Branch, in connection with a tender offer in Poland by Carey Agri to purchase up to 4,048,334 shares of Polmos Bialystok S.A.

The credit line agreement provides for a credit limit of up to PLN 350,000,000 which may be disbursed (i) as a non-revolving loan to be used to finance the tender offer or (ii) to pay amounts due under the bank guarantee. Carey Agri’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company. The indebtedness under the credit line agreement bears interest at a rate equal to the one month Warsaw Interbank Rate plus a margin of 1.25% and matures on April 15, 2007.

The bank guarantee was issued by Fortis Bank in favor of ING Securities S.A., a brokerage house intermediating in the tender offer, to secure Carey Agri’s obligations arising from the tender offer. The bank guarantee is valid from October 16, 2006 (the date the tender offer was announced) until April 15, 2007. The commission for the bank guarantee is 0.1% of the guarantee amount per month.

In February 2007, the Company drew down approximately $87 million under the credit line agreement following the closing of the tender offer for Polmos Bialystok. The Company anticipates refinancing this credit line agreement prior to termination in April 2007 with a longer term credit facility.

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

On January 19, 2007 the Company repurchased 10% of the outstanding Senior Secured Notes, or €32.5 million, plus an early retirement penalty of 8%, using the proceeds from the December 2006 equity offering described below. In line with the reduction of the Senior Secured Notes through the claw back, the Company closed a portion of the Interest Rate Swap as described in Note 17 to the Financial Statements with a notional value of 32.5 million EUR. Additionally, on February 28, 2007 the Company gave notice that it will redeem an additional 10% of the outstanding Senior Secured Notes on March 30, 2007, using the proceeds from the February 2007 equity offering described below.

Equity Offering

In connection with the listing of CEDC shares on the Warsaw Stock Exchange, on December 12, 2006, the Company closed the public offering of 2,550,000 shares of its common stock at $30.00 per share, for gross proceeds of approximately $76,500,000. Of the total proceeds raised, approximately $45.6 million was used to repurchase 10% of our outstanding Senior Secured Notes and approximately $11.5 million was used to finance a tender offer for shares of Polmos Bialystok common stock in December 2006.

In February 2007, the Company closed a public offering of 1,553,571 shares of common stock at an offering price of $28 per share. The proceeds from this offering will be used to repurchase an additional portion of our Senior Secured Notes described above.

Capital Expenditure

Our net capital expenditure on tangible fixed assets for the twelve months ending December 31, 2006, 2005, and 2004 was $9.7 million, $5.1 million and $3.9 million, respectively. Capital expenditures during the twelve months ended December 31, 2006 were used primarily for investments in rectification lines, fleet, information systems and plant maintenance. Capital expenditures during the twelve months ended December 31, 2005 were used primarily for investments in fleet, information systems and plant maintenance. Capital expenditures during the twelve months ended December 31, 2004 were used primarily for investment in information technology systems upgrades and additional trucks and completion of a new distribution center.

We have estimated that maintenance capital expenditure for 2007, 2008 and 2009 for our existing business combined with our acquired businesses will be approximately $6.0 to $8.0 million per year. Future capital expenditure is expected to be used for our continued investment in information technology, trucks, and routine improvements to production facilities. In addition, the Company has planned certain additional capital projects for a new rectification facility and warehouse upgrades in 2007, which are expected to require approximately $8 million to $10 million of capital expenditures. Pursuant to our acquisition of Polmos Bialystok, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish Zloty (approximately $26.6 million based on year end exchange rate) during the five years after the consummation of the acquisition. As of December 31, 2006 the company has completed 22% of these investment commitments.

A substantial portion of these future capital expenditure amounts are discretionary, and we may adjust spending in any period according to our needs. We currently intend to finance all of our capital expenditure through cash generated from operating activities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(unaudited) ($ in thousands)
Long-term debt obligations	$393,442	$—	$8	$—	$393,434
Interest on long-term debt	205,920	34,320	68,640	68,640	34,320
Short-term debt obligations	24,656	24,656	—	—	—
Operating leases	11,293	3,328	5,687	2,278	—
Capital leases	3,127	2,005	1,122	—	—

Total	$638,438	$64,309	$75,457	$70,918	$427,754

The above table does not include a €32.5 million repurchase of Senior Secured Notes, which took place on January 19, 2007. Taking into account the above repurchase, the aggregated interest on long-term debt would amount to $185.33 million.

Effects of Inflation and Foreign Currency Movements

Inflation in Poland is projected at 2.3% to 2.6% for 2007, compared to actual inflation of 1.0% in 2006.

Substantially all of Company’s operating cash flows and assets are denominated in Polish Zloty. This means that the Company is exposed to translation movements both on its balance sheet and income statement. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the income statement is by the movement of the average exchange rate used to restate the income statement from Polish Zloty and Hungarian Forint to U.S. Dollars. The amounts shown as exchange rate gains or losses on the face of the income statement relate only to realized gains or losses on transactions that are not denominated in Polish Zloty or Hungarian Forint.

As a result of the issuance of the Company’s €325 million Senior Secured Notes due 2012, we are exposed to foreign exchange movements. Movements in the EUR-Polish Zloty exchange rate will require us to revalue our liability on the Senior Secured Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of December 31, 2006, the Company had outstanding a hedge contract for a seven year interest rate swap agreement. The swap agreement exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin.

The average Zloty/Dollar exchange rate used to create our income statement appreciated by approximately 4%. The actual year end Zloty/Dollar exchange rate used to create our balance sheet appreciated by approximately 11%.

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

Goodwill and Intangibles

Following the introduction of SFAS 142, acquired goodwill is no longer amortized. Instead the Company assesses the recoverability of its goodwill at least once a year or whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support the recorded goodwill. If undiscounted cash flows are not sufficient to support the goodwill, an impairment charge would be recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. No such charge has been considered necessary through the date of the accompanying financial statements. Intangibles are amortized over their effective useful life. In estimating fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings, and other factors. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment loss for the assets. The fair values calculated have been adjusted where applicable to reflect the tax impact upon disposal of the asset.

In connection with the Bols and Bialystok acquisitions, the Company has acquired trademark rights to various brands, which were capitalized as part of the purchase price allocation process. As these brands are well established they have been assesed to have an indefinite life. These trademarks rights will not be amortized; however, management assesses them at least once a year for impairment.

The calculation of the impairment charge for goodwill and indefinite lived intangible assets, requires the use of estimates. The discount rate used for the calculation was 7.47%. Factoring in a deviation of 10% for the discount rate as compared to management’s estimate, there would still be no need for an impairment charge against goodwill.

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

Share Based Payments

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

Grant-date fair value of stock options is estimated using a lattice-binomial option-pricing model. We recognize compensation cost for awards over the vesting period. The majority of our stock options have a vesting period between one to three years.

See Note 10 for more information regarding stock-based compensation, including pro forma information required under SFAS No. 123 for periods prior to December 31, 2006

Recently issued accounting pronouncements

In June 2006, FASB issued Interpretation No.48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No.109, “Accounting for Income Taxes.” FIN 48 seeks to reduce the diversity in practice associated with income tax accounting including classification, interest and penalties, accounting in interim periods, derecognition, disclosure and transition. The Company is currently finalizing the implementation of FIN 48, however it is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company is currently estimating the impact that the implementation of SFAS 157 would have on the consolidated financial statements when adopted.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements

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

Our commercial foreign exchange exposure mainly arises from the fact that substantially all of our revenues are denominated in Polish Zloty, and our Senior Secured Notes are denominated in Euros. This Euro debt has been lent down to the operating subsidiary level in Poland, thus exposing the Company to movements in the Euro/Polish Zloty exchange rate. Every 1% movement in this exchange rate would result in an approximately $3.9 million change in the valuation of the liability with the offsetting pre-tax gains or losses recorded in the profit and loss of the Company per annum without considering any potential early repayments of the Senior Secured Notes.

Because all of our working capital financing is at floating rates, changes in interest rates may impact our net interest expense, positively in the event of a reduction in base rates and adversely should base rates increase. A 1 basis point change in the change of our base rates for working capital financing would result in an approximately $24,700 increase or decrease in our borrowing costs, based upon year end working capital facilities utilized.

As a result of the issuance of the Company’s €325 million Senior Secured Notes due 2012, we are exposed to foreign exchange movements. Movements in the Euro/Polish Zloty exchange rate will require us to revalue our liability on the Senior Secured Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of December 31, 2006, the Company had outstanding a hedge contract for a seven year interest rate swap agreement hedging 254.1 million EUR of the Senior Secured Notes. The swap agreement exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. Any changes in Euribor will result in a change in the interest expense. Each basis point move in Euribor will result in an increase or a decrease in annual interest expense of €32,000.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Central European Distribution Corporation:

We have completed integrated audits of Central European Distribution Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index under Item 8 present fairly, in all material respects, the financial position of Central European Distribution Corporation and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, Management has excluded Bols Hungary Kft and Classic Sp. z o.o. from its assessment of internal control over financial reporting as of December 31, 2006 because these companies were acquired by the Company in purchase business combinations during the year ended December 31, 2006. We have also excluded Bols Hungary Kft and Classic Sp. z o.o. from our audit of internal control over financial reporting. These companies are subsidiaries of Central European Distribution Corporation that are controlled by ownership of a majority voting interest, whose total assets and total revenues represent 1.9% and 2.3% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

PricewaterhouseCoopers Sp. z o.o.

Warsaw, Poland

March 15, 2007

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED BALANCE SHEETS

Amounts in columns expressed in thousands

	December 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$159,362	$60,745
Short term financial assets	—	4,269
Accounts receivable, net of allowance for doubtful accounts of $24,354 and $22,851 respectively	224,575	188,029
Inventories	89,522	73,411
Prepaid expenses and other current assets	24,299	19,198
Deferred income taxes	5,336	5,847

Total Current Assets	503,094	351,499

Intangible assets, net	371,624	316,821
Goodwill, net	398,005	372,664
Property, plant and equipment, net	49,801	39,784
Deferred income taxes	3,305	2,361
Other assets	204	1,343

Total Assets	$1,326,033	$1,084,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$138,585	$112,838
Bank loans and overdraft facilities	24,656	26,747
Income taxes payable	2,975	672
Taxes other than income taxes	94,985	59,387
Other accrued liabilities	57,620	62,577
Current portions of obligations under capital leases	2,005	3,328

Total Current Liabilities	320,826	265,549

Long-term debt, less current maturities	8	9
Long-term obligations under capital leases	1,122	1,455
Long-term obligations under Senior Secured Notes	393,434	367,575
Deferred income taxes	68,275	59,805

Total Long Term Liabilities	462,839	428,844

Minority interests	21,395	15,137

Stockholders’ Equity
Common Stock ($0.01 par value, 80,000,000 shares authorized, 38,691,635 and 24,049,270 shares issued at December 31, 2006 and December 31, 2005, respectively)	387	239
Additional paid-in-capital	374,985	296,574
Retained earnings	128,084	72,634
Accumulated other comprehensive income	17,667	5,645
Less Treasury Stock at cost (246,037 and 164,025 shares at December 31, 2006 and December 31, 2005 respectively)	(150)	(150)

Total Stockholders’ Equity	520,973	374,942

Total Liabilities and Stockholders’ Equity	$1,326,033	$1,084,472

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Amounts in columns expressed in thousands

(except per share data)

	Year ended December 31,
	2006	2005	2004
PROFIT AND LOSS
Gross sales	$1,193,248	$828,918	$580,744
Excise taxes	(249,140)	(79,503)	—
Net sales	944,108	749,415	580,744
Cost of goods sold	745,721	627,368	506,413

Gross profit	198,387	122,047	74,331
Operating expenses	106,805	70,404	45,946

Operating income	91,582	51,643	28,385
Non-operating income / (expense)
Interest income / (expense), net	(31,750)	(15,828)	(2,115)
Other financial income / (expense), net	17,212	(7,678)	(19)
Other income / (expense), net	1,119	(262)	193

Income before income taxes	78,163	27,875	26,444
Income tax expense	13,986	5,346	4,614

Minority interests	8,727	2,261	—

Net income	$55,450	$20,268	$21,830

Net income per share of common stock, basic	$1.55	$0.72	$0.89

Net income per share of common stock, diluted	$1.53	$0.70	$0.87

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Amounts in columns expressed in thousands

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total
	Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2003	10,876	$109	109	$(150)	$52,805	$30,536	$(246)	$83,054

Net income for 2004	—	—	—	—	—	21,830	—	21,830
Foreign currency translation adjustment	—	—	—	—	—	—	12,517	12,517

Comprehensive income for 2004	—	—	—	—	—	21,830	12,517	34,347
Effect of stock split May 2, 2004	5,438	54	55	—	(54)	—	—	—
Common stock issued in connection with options	312	3	—	—	1,778	—	—	1,781
Common stock issued in connection with acquisitions	51	—	—	—	1,134	—	—	1,134
Balance at December 31, 2004	16,677	$166	164	$(150)	$55,663	$52,366	$12,271	$120,316

Net income for 2005	—	—	—	—	—	20,268	—	20,268
Foreign currency translation adjustment	—	—	—	—	—	—	(6,626)	(6,626)

Comprehensive income for 2005	—	—	—	—	—	20,268	(6,626)	13,642
Common stock issued in private placement	3,360	34	—	—	111,560	—	—	111,594
Common stock issued in connection with options	438	5	—	—	3,201	—	—	3,206
Common stock issued in connection with acquisitions	3,410	34	—	—	126,150	—	—	126,184
Balance at December 31, 2005	23,885	$239	164	$(150)	$296,574	$72,634	$5,645	$374,942

Net income for 2006	—	—	—	—	—	55,450	—	55,450
Foreign currency translation adjustment	—	—	—	—	—	—	12,022	12,022

Comprehensive income for 2006	—	—	—	—	—	55,450	12,022	67,472
Contractual compensation	2	—	—	—	57	—	—	57
Effect of stock split June 12, 2006	11,977	120	82	—	(120)	—	—	0
Common stock issued in public placement	2,550	26	—	—	71,571	—	—	71,597
Common stock issued in connection with options	274	2	—	—	6,729	—	—	6,731
Common stock issued in connection with acquisitions	4	—	—	—	161	—	—	161
Other	—	—	—	—	13	—	—	13
Balance at December 31, 2006	38,692	$387	246	$(150)	$374,985	$128,084	$17,667	$520,973

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in columns expressed in thousands

	Year ended December 31,
	2006	2005	2004
CASH FLOW
Operating Activities
Net income	$55,450	$20,268	$21,830
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	8,739	4,529	3,414
Deferred income taxes	2,205	(317)	228
Bad debt provision	999	984	758
Minority interests	8,727	2,261	—
Revaluation of Senior Secured Notes financing	(3,274)	(14,351)	—
Hedge valuation	(13,118)	16,957	—
Stock options expense	1,908	—	—
Other non cash items	80	—	—
Changes in operating assets and liabilities:
Accounts receivable	(7,554)	(23,730)	(23,495)
Inventories	(3,165)	(238)	(21,245)
Prepayments and other current assets	(2,026)	(6,575)	(2,090)
Trade accounts payable	8,123	(7,149)	29,424
Income and other taxes	(122)	9,015	993
Other accrued liabilities and other	14,719	32,427	(956)

Net Cash provided by Operating Activities	71,691	34,081	8,861

Investing Activities
Investment in distribution assets	(11,713)	(8,091)	(5,449)
Investment in trademarks	(1,210)	—	—
Proceeds from the disposal of equipment	2,045	2,454	1,490
Purchase of financial assets	—	(79,412)	(5,378)
Proceeds from the disposal of financial assets	4,784	115,028	—
Acquisitions of subsidiaries, net of cash acquired	(35,828)	(490,092)	—

Net Cash Used In Investing Activities	(41,922)	(460,113)	(9,337)

Financing Activities
Borrowings on bank loans and overdraft facility	15,379	4,804	7,604
Payment of bank loans and overdraft facility	(21,526)	(13,565)	(4,029)
Long-term borrowings	—	—	1,518
Payment of long-term borrowings	(3)	(6,438)	(4,400)
Payment of capital leases	(2,232)	(1,676)	(1,838)
Net Borrowings of Senior Secured Notes	—	378,447	—
Hedge closure	(7,323)	—	—
Net proceeds from public placement issuance of shares	71,719	—	—
Net proceeds from private placement issuance of shares	—	111,594	—
Options exercised	4,772	3,205	1,780

Net Cash provided by Financing Activities	60,786	476,371	635

Currency effect on brought forward cash balances	8,062	(86)	4,103
Net Increase / (Decrease) in Cash	98,617	50,254	4,262
Cash and cash equivalents at beginning of period	60,745	10,491	6,229

Cash and cash equivalents at end of period	$159,362	$60,745	$10,491

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries (Note 2)	$161	$126,156	$2,390
Capital leases	$688	$962	$2,872

Supplemental disclosures of cash flow information
Interest paid	$37,256	$2,669	$2,078
Income tax paid	$11,980	$4,580	$2,636

See accompanying notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts in columns expressed in thousands

1. Organization and Significant Accounting Policies

Organization and Description of Business

Central European Distribution Corporation (“CEDC”), a Delaware corporation, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. Historically the Company has operated as a distributor and importer of alcoholic beverages in Poland. Since acquisitions made in 2005, the Company became the largest vodka producer by value, and the leading distributor and importer of alcoholic beverages in Poland. In July 2006, the Company expanded outside of Poland through the acquisition of Bols Hungary becoming a leading importer of alcoholic beverages in Hungary. The Company is based in Warsaw and operates through its subsidiaries in Poland and Hungary.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

Impairment of long lived assets

In accordance with SFAS 144, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of an asset exceeds its fair value.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	December 31, 2006	December 31, 2005
Raw materials and supplies	$13,084	$9,514
In-process inventories	298	—
Finished goods and goods for resale	76,140	63,897

Total	$89,522	$73,411

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

Employee Retirement Provisions

The Company’s employees are entitled to retirement payments and in some cases payments for long-service (“jubilee awards”) and accordingly the Company provides for the current value of the liability related to these benefits. A provision is calculated based on the terms set in the collective labor agreement. The amount of the provision for retirement bonuses depends on the age of employees and the pre-retirement time of work for the Company and equals from 1 to 8 times the monthly salary.

The Company does not create a specific fund designated for these payments and all payments related to the benefits are charged to the accrued liability. The provision for the employees’ benefits is calculated annually using the projected unit method and any losses or gains resulting from the valuation are immediately recognized in the income statement.

The Company also contributes to State and privately managed defined contribution plans. Contributions to defined contribution plans are charged to the income statement in the period in which they are incurred.

Employee Stock-Based Compensation

At December 31, 2006, the Company had in place the 1997 Stock Incentive Plan (“Incentive Plan”) under which all stock-based compensation awards are granted to directors, executives, and other employees and to non-employee service providers of the Company. The Incentive Plan is described more fully in Note 13. The Incentive Plan will expire in November 2007. A new plan will be put to shareholder vote during the annual shareholders meeting to be held on April 28, 2007.

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

Grant-date fair value of stock options is estimated using a lattice-binomial option-pricing model. We recognize compensation cost for awards over the vesting period. The majority of our stock options have a vesting period between one to three years.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

See Note 10 for more information regarding stock-based compensation, including pro forma information required under SFAS No. 123 for periods prior to Fiscal 2006.

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

Comprehensive Income/(Loss)

Comprehensive income/(loss) is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income adjusted by, among other items, foreign currency translation adjustments. The foreign translation losses/gains on the re-measurements from foreign currencies (primarily the Polish Zloty) to US dollars are classified separately as a component of accumulated other comprehensive income included in stockholders’ equity.

As of December 31, 2006, the Polish zloty exchange rate used to translate the balance sheet strengthened as compared to the exchange rate as of December 31, 2005, and as a result a gain to comprehensive income was recognized. Additionally, translation gains and losses with respect to long-term subordinated inter-company loans with the parent company are charged to other comprehensive income. No deferred tax benefit has been recorded on the comprehensive income in regard to the long-term inter-company transactions with the parent company, as the repayment of any equity investment is not anticipated in the foreseeable future.

Segment Reporting

The Company primarily operates in one industry segment, the production and sale of alcoholic beverages. These activities are conducted by the Company’s subsidiaries in Poland and Hungary. Substantially all revenues, operating profits and assets relate to this business. CEDC assets (excluding inter-company loans and investments) located in the United States of America represent less than 1% of consolidated assets.

Net Income per Common Share

Net income per common share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share (EPS) are computed by dividing income available to common shareholders by the weighted-

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

average number of common shares outstanding for the year. The stock options and warrants discussed in Note 10 were included in the computation of diluted earnings per common share (Note 13).

Recently Issued Accounting Pronouncements

In June 2006, FASB issued Interpretation No.48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No.109, “Accounting for Income Taxes.” FIN 48 seeks to reduce the diversity in practice associated with income tax accounting including classification, interest and penalties, accounting in interim periods, derecognition, disclosure and transition. The Company is currently finalizing the implementation of FIN 48, however it is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company is currently estimating the impact that the implementation of SFAS 157 would have on the consolidated financial statements when adopted.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements

2. Acquisitions

On November 29, 2006 the Company purchased an additional 338,741 shares of Polmos Bialystok S.A. as part of its tender offer for the remaining shares, in exchange for $11.5 million. As a result of this tender offer the Company owned as of December 31, 2006 approximately 69% of Polmos Bialystok.

In addition, on September 15, 2006 the Company completed the acquisition of Classic, an alcohol distribution company in the northeast of Poland, for approximately $1.4 million in cash. The Company also has completed other acquisitions for approximately $2.2 million in cash and $0.2 million in shares which were accounted for as business combinations.

On July 12, 2006 the Company finalized the Share Purchase Agreement with DELB Holding BV (part of Remy Cointreau SA) for the purchase of 100% of the share capital of Bols Hungary for $14.0 million and the Royal trademark for $7.6 million. The total acquisition price of $21.6 million was funded entirely with cash.

On August 17, 2005 the Company completed a share sale agreement with Takirra Investment Corporation (“Takirra”), Rémy Cointreau S.A. (“Remy”), and Botapol Management B.V. (an indirect subsidiary of Rémy) to acquire 100% of the outstanding capital stock of Botapol Holding B.V. (“Botapol”), which itself owns 100% of the outstanding capital stock of both Bols, its principal operating subsidiary, and Hillcroft Sp. z o.o. (collectively

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

referred to as “Bols”). Bols is a leading producer and marketer of premium vodkas and a leading importer of premium spirits and wines in Poland. The purchase price for Botapol was $265.0 million, payable in a combination of cash and shares of CEDC common stock

On August 16, 2005, the Company acquired 100% of the outstanding capital stock of Imperial, an alcohol distributor in the northeast of Poland, for a purchase price of approximately $2.3 million, of which $1.9 million was paid in cash and $0.4 million was paid in shares of common stock of the Company.

On July 11, 2005, the Company entered into a definitive share purchase agreement with the Polish Treasury Ministry to purchase 61% of the outstanding capital stock of Polmos Bialystok S.A. for a total purchase price of 1.06 billion Polish Zloty (approximately $325.4 million). The acquisition was subject to approvals from the Polish Anti-Monopoly Office and the Polish Securities and Stock Exchange Commission. Final permission was obtained in October 2005, and the transaction was closed on October 12, 2005.

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

	Bols Hungary	Polmos Białystok	Other	Total Acquisitions
Current Assets	$12,150	$—	$1,694	$13,844
Property, plant, equipment and other assets	1,000	16	1,252	2,268
Trademarks	9,036	6,912	—	15,948

Total assets	22,186	6,928	2,946	32,060

Current liabilities	7,720	1,313	2,119	11,152
Non-current deferred tax liability	—	—	—	—
Non-current liabilities	—	—	—	—

Total liabilities assumed	7,720	1,313	2,119	11,152

Net assets	14,466	5,615	827	20,908
Minority interests	—	(1,984)	—	(1,984)

Net assets acquired	$14,466	$7,599	$827	22,892

Consideration given
in cash	21,637	11,506	3,954	37,097
in shares	—	—	161	161
Consideration to be paid	—	—	204	204

Total consideration	21,637	11,506	4,319	37,462

Goodwill	7,171	3,907	3,492	14,570

Cash acquired	1,224	—	45	1,269

Net cash outflow	$20,413	$11,506	$3,909	$35,828

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

The following table sets forth the unaudited pro forma results of operations of the Company for the twelve month periods ending December 31, 2006, 2005 and 2004. The unaudited pro forma results of operations give effect to the Company’s acquisitions as if they occurred on January 1, 2006, 2005 and 2004. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	2006	2005	2004
Net sales	$969,233	$890,707	$620,345
Net income	53,650	15,007	21,734
Net income per share data:
Basic earnings per share of common stock	$1.50	$0.53	$0.89
Diluted earnings per share of common stock	$1.48	$0.52	$0.87

3. Trade Receivables and Allowances for Doubtful Accounts

Changes in the allowance for doubtful accounts during each of the three years in the period ended December 31, 2006 were as follows:

	Year ended December 31,
	2006	2005	2004
Net trade receivables—excluding VAT	$204,040	$164,487	$116,261
VAT (sales tax)	44,889	46,393	25,576
Gross trade receivables	$248,929	$210,880	$141,837

Allowances for doubtful debts
Balance, beginning of year	$22,851	$10,038	$6,380
Effect of FX movement on opening balance	2,754	(834)	1,552
Provision for bad debts—reported in income statement	999	984	758
Charge-offs, net of recoveries	(2,378)	(4,088)	(621)
Increase in allowance from purchase of subsidiaries	128	16,751	1,969

Balance, end of year	$24,354	$22,851	$10,038

Trade receivables, net	$224,575	$188,029	$131,799

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

4. Property, plant and equipment

Property, plant and equipment, presented net of accumulated depreciation in the consolidated balance sheets, consists of:

	December 31, 2006	December 31, 2005
Land and buildings	$23,643	$18,013
Equipment	34,576	24,989
Motor vehicles	15,391	9,223
Motor vehicles under lease	6,884	9,624
Computer hardware and software	12,021	8,318

	92,515	70,167
Less—Accumulated depreciation	(42,714)	(30,383)

Total	$49,801	$39,784

5. Goodwill

Goodwill, presented net of accumulated amortization in the consolidated balance sheets, consists of:

	2006	2005
Net book value of Goodwill
Balance at January 1,	$372,664	$51,370
Impact of foreign exchange	10,771	(2,058)
Additional purchase price adjustments	—	251
Acquisition through business combinations	14,570	323,101

Balance at December 31,	398,005	372,664

Additional purchase price adjustments, represent fair value adjustments made to the book value of entities acquired in 2006, for which updated information became available after the original acquisition date.

6. Intangible Assets other than Goodwill

The major components of intangible assets are:

	December 31, 2006	December 31, 2005
Non-amortizable intangible assets:
Trademarks	$369,052	$314,722
Total	369,052	314,722
Amortizable intangible assets:
Trademarks	$5,663	$5,023
Customer relationships	1,228	356
Less accumulated amortization	(4,319)	(3,280)
Total	2,572	2,099

Total intangible assets	$371,624	$316,821

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

In connection with the purchase of Bols Hungary on July 12, 2006, the Company purchased the trademark for Royal Vodka, the number one selling vodka in Hungary, from DELB Holding BV (part of Remy Cointreau SA). The purchase price of $7.6 million was paid in cash. In addition on September 26, 2006 the Company bought the rights for Bols Vodka in Hungary for approximately $1.2 million.

Following the tender for the additional shares of Polmos Bialysok in December 2006, the Company recorded a step up in the valuation of the trademark to reflect the increased ownership increase from 66% to 69%.

Management considers trademarks that are non amortizable assets to have high or market-leader brand recognition within their market segments based on the length of time they have existed, the comparatively high volumes sold and their general market positions relative to other products in their respective market segments. These trademarks include Soplica, Zubrówka, Absolwent, Royal and the rights for Bols Vodka in Poland, Hungary and Russia. Taking the above into consideration, as well as the evidence provided by analyses of vodka products life cycles, market studies, competitive and environmental trends, Management believes that these brands will generate cash flows for an indefinite period of time, and that the useful lives of these brands are indefinite. In accordance with SFAS 142, intangible assets with an indefinite life are not amortized but are reviewed at least annually for impairment.

Estimated aggregate future amortization expenses for intangible assets that have a definite life are as follows:

2007	$827
2008	777
2009	523
2010	235
2011 and above	210

Total	$2,572

Intangible assets are tested for impairment at least once a year at year end.

7. Accrued liabilities

The major components of accrued liabilities are:

	December 31, 2006	December 31, 2005
Operating accruals	$22,119	$25,111
Hedge valuation	19,991	22,341
Accrued interest	15,510	15,125

Total	$57,620	$62,577

The hedge valuation represents the mark to market valuation of the open fair value hedge as described further in Note 17. Accrued interest represents interest on the Senior Secured Notes as of December 31, 2006 which subsequently paid on January 25, 2007.

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

As of December 31, 2006, $56.0 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

As of December 31, 2006, the company had available a multipurpose credit line agreement and a bank guarantee in connection with a tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The credit line agreement provides for a credit limit of up to PLN 350,000,000 which may be disbursed as (i) a non-revolving loan to be used to finance the tender offer or (ii) to pay amounts due under the bank guarantee. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company. The indebtedness under the credit line agreement bears interest at a rate equal to the one month Warsaw Interbank Rate plus a margin of 1.25% and matures on April 15, 2007. The bank guarantee is valid from October 16, 2006 until April 15, 2007.

Senior Secured Notes

In connection with the Bols and Polmos Bialystok acquisitions, on July 25, 2005 the Company completed the issuance of €325 million 8% Senior Secured Notes due 2012 (the “Notes”). Interest is due semi-annually on the 25th of January and July, and the Notes are guaranteed on a senior basis by certain of the Company’s subsidiaries. The Indenture governing our Notes contains certain restrictive covenants, including covenants limiting the Company’s ability to: make certain payments, including dividends or other distributions, with respect to the share capital of the parent or its subsidiaries; incur or guarantee additional indebtedness or issue preferred stock; make certain investments; prepay or redeem subordinated debt or equity; create certain liens or enter into sale and leaseback transactions; engage in certain transactions with affiliates; sell assets or consolidate or merge with or into other companies; issue or sell share capital of certain subsidiaries; and enter into other lines of business. As of December 31, 2006 and 2005, the Company had accrued interest included in other accrued liabilities of $15.5 million and $15.1 million respectively related to the Senior Secured Notes, with the next coupon due for payment on January 25, 2007. Total obligations under the Senior Secured Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method and fair value adjustments from the application of hedge accounting as shown in the table below:

	December 31, 2006	December 31, 2005
Senior Secured Notes	$427,810	$384,643
Fair value bond mark to market	(20,452)	(6,196)
Unamortized portion of closed hedges	(3,760)	—
Unamortized bond costs	(10,164)	(10,872)

Total	$393,434	$367,575

The movement in the value of the Senior Secured Notes is due to exchange rate movements, as the Notes are denominated in Euros and converted to Polish Zloties at the appropriate period end exchange rate.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

As described in Note 19, the Company reduced a portion of the Senior Secured Notes outstanding in January 2007 and announced plans to reduce an additional portion in March 2007.

Total borrowings as disclosed in the financial statements are:

	December 31, 2006	December 31, 2005
Short term bank loans and overdraft facilities for working capital	$24,656	$26,747

Total short term bank loans and overdraft facilities	24,656	26,747

Current portion of long term debt	—	—
Long term obligations under Senior Secured Notes	393,434	367,575
Other total long term debt, less current maturities	8	9

Total debt	$418,098	$394,331

December 31, 2006
Principal repayments for the following years
2007	$24,656
2008	8
2009	—
2010	—
2011 and beyond	393,434

Total	$418,098

9. Income and Deferred Taxes

The Company operates in four tax jurisdictions, the United States of America, Poland, The Netherlands and Hungary. All Polish subsidiaries file their own corporate tax returns as well as account for their own deferred tax assets and liabilities. The Company does not file a tax return in Delaware based upon its consolidated income, but does file a return in Delaware based on the income statement for transactions occurring in the United States of America.

	Year ended December 31,
	2006	2005	2004
Tax at Polish statutory rate	$14,851	$5,269	$5,035

Tax rate differences	(679)	(317)	(359)
Permanent differences	(186)	367	(62)

Income tax expense	$13,986	$5,346	$4,614

Total Polish income tax payments during 2006, 2005 and 2004 were $11,980, $4,580 and $2,636 respectively. CEDC has paid no U.S. income taxes and has net operating U.S. loss carry-forward totaling $12,010.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2006	2005
Deferred tax assets
Accrued expenses, deferred income and prepaid, net	$7,041	$6,555
Allowance for doubtful accounts receivable	$1,763	$1,986
Unrealized foreign exchange losses	16	—
CEDC operating loss carry-forward benefit, Expiring in 2011 – 2026	$7,968	$1,902

Net deferred tax asset	$16,788	$10,443

Deferred tax liability
Trade marks	68,275	59,805
Unrealized foreign exchange gains	6,777	1,644
Timing differences in finance type leases	274	396
Investment credit	818	106
Deferred income	278	89

Net deferred tax liability	$76,422	$62,040

Total net deferred tax asset	$16,788	$10,443
Total net deferred tax liability	$76,422	$62,040
Total net deferred tax	$(59,634)	$(51,597)

Classified as
Current deferred tax asset	$5,336	$5,847
Non-current deferred tax asset	3,305	2,361
Non-current deferred tax liability	(68,275)	(59,805)

Total net deferred tax	$(59,634)	$(51,597)

No deferred taxes have been recorded for the remaining undistributed earnings as the Company intends to permanently reinvest these earnings.

Tax losses in Poland can be carried forward for 5 years and tax losses in the United States can be earned forward for 20 years.

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

10. Stock Option Plans and Warrants

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

The option exercise price for stock options granted under the Incentive Plan may not be less than fair market value but in some cases may be in excess of the closing price of the Common Stock on the date of grant. The Company uses the stock option price based on the closing price of the Common Stock on the day before the date of grant if such price is not materially different than the opening price of the Common Stock on the day of the grant. Stock options may be exercised up to 10 years after the date of grant except as otherwise provided in the particular stock option agreement. Payment for the shares must be in cash, which must be received by the Company prior to any shares being issued. Stock options granted as part of an employee employment contract vest within 1-2 years. Stock options granted as part of a loyalty program vest after three years. The Incentive Plan will expire in November 2007 and a new plan will be put to shareholder vote during the annual shareholders meeting on April 28, 2007.

Before January 1, 2006 CEDC, the holding company, realized net operating losses and therefore an excess tax benefit (windfall) resulting from the exercise of the awards and a related credit to Additional Paid-in Capital (APIC) of $1.9 million was not recorded in the Company’s books. Footnote 82 of SFAS 123(R) states that the

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

excess tax benefits and the credit to APIC for the windfall should not be recorded until the deduction reduces income taxes expressed in thousands payable on the basis that cash tax savings have not occurred. The Company will recognize the windfall upon realization.

A summary of the Company’s stock option activity, and related information for the period ended December 31, 2006 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2004	724,650	$22.18
Effect of Stock Split	362,325	($7.39)
Granted	349,750	$22.27
Exercised	(315,628)	$5.78
Forfeited	(25,800)	$27.25

Outstanding at December 31, 2004	1,095,297	$20.12
Exercisable at December 31, 2004	388,375	$7.18

Outstanding at January 1, 2005	1,095,297	$20.12
Granted	259,578	$35.68
Exercised	(434,375)	$7.35
Forfeited	(30,950)	$25.41

Outstanding at December 31, 2005	889,550	$25.64
Exercisable at December 31, 2005	576,200	$21.09

Outstanding at January 1, 2006	889,550	$25.64
Effect of Stock Split	444,776	($10.21)
Granted	303,000	$26.55
Exercised	(305,613)	$15.61
Forfeited	(11,813)	$21.32

Outstanding at December 31, 2006	1,319,900	$19.31
Exercisable at December 31, 2006	1,014,014	$18.78

In June 2006 and May 2004, the Company executed 3 for 2 stock splits. The total shares outstanding shown above have been adjusted to reflect these changes.

During 2004, 2005, and 2006, respectively, the range of exercise prices was $20.47 to $25.31; $1.78 to $21.78, and $1.19 to $16.71. During 2004, 2005, 2006 respectively, the weighted average remaining contractual life of options outstanding were 5 years; 3 years; and 5.4 years. Exercise prices for options outstanding as of December 31, 2006 ranged from $1.13 to $29.14.

The Company has issued stock options to employees under share-based compensation plans. Stock options are issued at the current market price, subject to a vesting period with the vesting periods ranging from 1 to 3 years. As of December 31, 2006, the Company has not changed the terms of any outstanding awards.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

The application of SFAS 123(R) had the following effect for the periods ending December 31, 2006 on reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share data).

	Twelve months ended December 31, 2006
	Using previous accounting	SFAS 123(R) Adjustments	As reported
Basic:
Net income	$56,990	($1,540)	$55,450

Weighted average shares of common stock outstanding	35,799	35,799	35,799
Basic earnings per share	$1.59	($0.04)	$1.55

Diluted:
Net income	$56,990	($1,540)	$55,450

Weighted average shares of common stock outstanding	35,799	35,799	35,799
Net effect of dilutive employee stock options based on the treasury stock method	421	(83)	338

Totals	36,220	35,716	36,137
Diluted earnings per share	$1.57	($0.04)	$1.53

During the twelve months ended December 31, 2006, the Company recognized compensation cost of $1.96 million and a related deferred tax asset of $0.42 million.

As of December 31, 2006, there was $0.73 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The costs are expected to be recognized over a weighted average period of 7.6 months through 2007.

Total cash received from exercise of options during the twelve months ended December 31, 2006 amounted to $4.77 million.

Pro forma information regarding comparative net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123.

	Year ended December 31,
	2005	2004
Net income as reported	$20,268	21,830

Deduct: Total stock-based compensation determined using SFAS 123 fair value-based method for all awards	(1,887)	(1,720)

Pro forma net income—SFAS 123 fair value adjusted	18,381	20,110

Basic earnings per share:
—as reported	$0.72	$0.89
—SFAS 123 fair value adjustment	$0.65	$0.82

Diluted earnings per share
—as reported	$0.70	$0.87
—SFAS 123 fair value adjustment	$0.64	$0.80

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

The pro forma additional compensation expense related to all options granted prior to December 31, 2005 was calculated based on the fair value of each option grant using the Black-Scholes model, while compensation expense related to all options granted on or after January 1, 2006 was calculated based on the fair value of each option grant using the binomial distribution model. The Company has never paid cash dividends and does not currently have plans to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on average of implied and historical volatility projected over the remaining term of the options The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	2006	2005	2004
Fair Value	$7.33	$7.42	$7.99
Dividend Yield	0%	0%	0%
Expected Volatility	31.9% - 50.7%	39.7%	51.9%
Weighted Average Volatility	33.9%	39.7%	51.9%
Risk Free Interest Rate	4.3% - 5.1%	4.0%	2.4%
Expected Life of Options from Grant	3.2	3.3	3.1

The effect of the change in estimate related to the use of the binomial distribution model has been accounted for on a prospective basis. The Company will value all future stock option grants using the binomial distribution model. Management believes that the binomial distribution model is better than the Black-Scholes model because the binomial distribution model is a more flexible model that considers the impact of non-transferability, vesting and forfeiture provisions in the valuation of employee stock options.

11. Commitments and Contingencies

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

As part of the Share Purchase Agreement related to the Polmos Bialystok Acquisition, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish Zloty (approximately $23 million based on the then-current exchange rate) during the five years after the acquisition was consummated.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

In September 2006, the Company entered into a non cancelable operating lease agreement commencing October 1, 2006 for its headquarter in Warsaw, which stipulated monthly payments of $40,300 per month. This agreement was signed for a four-year period.

The Company also has rental agreements for all of the regional offices and warehouse space. Monthly rentals range from approximately $2,000 to $11,670. All of the regional office and warehouse leases can be terminated by either party within two or three month’s prior notice.

The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of December 31, 2006.

2007	$3,328
2008	2,868
2009	2,819
2010	1,458
Thereafter	820

Total	$11,293

During 2006, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease at December 31, 2006 are as follows:

2007	$2,005
2008	227
2009	895

Gross payments due	$3,127
Less interest	(250)

Net payments due	$2,877

Supply contracts

The Company has various agreements covering its sources of supply, which, in some cases, may be terminated by either party on relatively short notice. Thus, there is a risk that a portion of the Company’s supply of products could be curtailed at any time.

In 2006, over 5% of the Company’s net sales resulted from sales of products purchased from the following companies: Polmos Bielsko Biala (8%), Polmos Lublin (6%) and Kompania Piwowarska (5%).

12. Stockholders Equity

In connection with the listing of CEDC common stock on the Warsaw Stock Exchange, on December 12, 2006 the Company closed the public offering of 2,550,000 shares of its common stock at $30.00 per share, for gross proceeds of approximately $76.5 million. Of the total proceeds raised, approximately $45.6 million was used to repurchase a portion of the Senior Secured Notes and approximately $11.5 million was used to purchase additional shares of Polmos Bialystok. The shares were purchased as part of a tender offer concluded in December 2006.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

13. Interest income / (expense)

For the twelve months ended December 31, 2006 and 2005, the following items are included in Interest income / (expense):

	December 31,
	2006	2005
Interest income	$4,120	$2,254
Interest expense	(35,870)	(18,082)

Total interest income / (expense), net	($31,750)	($15,828)

14. Other financial income / (expense)

For the twelve months ended December 31, 2006 and 2005, the following items are included in Other financial income / (expense):

	December 31,
	2006	2005
Foreign exchange impact related to Senior Secured Notes financing	$3,274	$14,351
Net mark to market valuation adjustment on fair value hedge and Senior Secured Notes (Note 17)	363	—
CIRS contract valuation (Note 17)	13,118	(16,957)
Other foreign exchange gains	457	756
Acquisition related foreign exchange losses and hedge costs	—	(5,828)

Total other financial income / (expense), net	$17,212	$(7,678)

15. Other non-operating income / (expense)

For the twelve months ended December 31, 2006, the Company recognized a gain in other non operating income of $1.1 million, which is primarily comprised of a gain on the sale of receivables of $1.1 million. This sale was without recourse and occurred on February 28, 2006 and related to the receivables acquired from Polmos Bialystok that were previously valued at zero due to the inability of Polmos Bialystok to collect these receivables or recover the value of the underlying collateral for an extended period of time.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

16. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Year ended December 31,
	2006	2005	2004
Basic:
Net income	$55,450	$20,268	$21,830

Weighted average shares of common stock outstanding	35,799	28,344	24,462
Basic earnings per share	$1.55	$0.72	$0.89

Diluted:
Net income	$55,450	$20,268	$21,830

Weighted average shares of common stock outstanding	35,799	28,344	24,462
Net effect of dilutive employee stock options based on the treasury stock method	338	476	615
Totals	36,137	28,820	25,077
Diluted earnings per share	$1.53	$0.70	$0.87

Contingent shares for acquisitions and employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during portions of 2006. The warrants granted to the underwriters in connection with the Company’s initial public offering were all exercised during 2003.

In June 2006 and May 2004, the Company executed a 3 for 2 stock split. The comparatives for 2004 and 2005 shown above have been adjusted to reflect this change.

17. Financial Instruments

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

In September 2005, the Company entered into a coupon swap arrangement which exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. The hedge is accounted for as a fair value hedge according to SFAS 133 and is tested for effectiveness on a quarterly basis using the long haul method. Under this method, as long as the hedge is deemed highly effective both the fair value of the hedge and the hedge item are marked to market with the net impact recorded as gain or loss in other financial income. For the twelve months ending December 31, 2006, the company recorded a net gain of $363. In September 2005 the Company entered into a second hedge that exchanged the variable Euro coupon with a variable Polish Zloty coupon (CIRS). However, due to the continued strength of the Polish economy and currency the Company closed this swap contract. The hedge did not qualify for hedge accounting and therefore the changes in fair value were reflected in the results of operations. For the twelve months ended December 31, 2006, the Company recorded a gain on the CIRS of $13.1 million which is recorded in other financial income

In February 2006 and December 2006 a portion of the IRS hedge was closed and a new hedging relationship was created. The mark to market valuation of the closed hedges at the time was frozen and is being amortized over the remaining useful life of the hedged item. As at December 31, 2006 there is an unamortized asset of $3.7 million recorded as an adjustment to the valuation of the Senior Secured Notes.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

18. Related Party Transactions

In January of 2005, the Company entered into a rental agreement for a facility located in northern Poland, which is 33% owned by the Company’s Chief Operating Officer. The monthly rent to be paid by the Company for this location is approximately $15,000 per month and relates to facilities to be shared by two subsidiaries of the Company.

During the twelve months of 2006, the Company made sales to a restaurant which is partially owned by the Chief Executive Officer of the Company. All sales were made on normal commercial terms, and total sales for the twelve months ended December 31, 2006 were approximately $106,600.

19. Subsequent events

On February 20, 2007 the Company closed a second tender for the remaining outstanding shares of Polmos Bialystok, obtaining an additional 2.54 million shares for approximately $87 million thus increasing the Company’s ownership in Polmos Bialystok to 90.14%. The acquisition of these shares was financed through a previously arranged credit facility as described in Note 8.

On January 19, 2007 the Company clawed back an amount equal to 10% of the value of outstanding bonds, or 32.5 million EUR plus an early retirement penalty of 8% using the proceeds from the December 2006 equity offering as described below. In line with the reduction of the Senior Secured Notes through the claw back, the Company closed a portion of the Interest Rate Swap as described in Note 17 to the Financial Statements with a notional value of 32.5 million EUR.

In February 2007, the Company completed a public offering of 1,553,571 shares of common stock at an offering price of $28 per share. The offering raised $43.5 million, which will be used to repurchase an additional portion of the Senior Secured Notes on March 30, 2007.

20. Quarterly financial information (Unaudited)

The Company’s net sales have been historically seasonal with an average of over 30% of the net sales occurring in the fourth quarter. The table below demonstrates the movement and significance of seasonality in income statement. For further information, please refer to Item 6. Selected Financial Data.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2006	2005	2006	2005	2006	2005	2006	2005
Net Sales	$190,117	$150,002	$222,029	$164,249	$233,902	$187,529	$298,060	$247,635
Seasonality	20.1%	20.0%	23.5%	22.0%	24.8%	25.0%	31.6%	33.0%
Gross Profit	37,461	19,681	45,779	20,907	50,704	27,342	64,443	54,117
Gross Profit %	19.7%	13.1%	20.6%	12.7%	21.7%	14.6%	21.6%	21.9%
Operating Income	14,572	6,745	22,031	7,475	24,042	9,216	30,937	28,207
Net Income	$7,815	$4,620	$109	$5,600	$15,438	$(2,023)	$32,088	$12,071
Basic earning per share	$0.22	$0.19	$0.00	$0.22	$0.43	$(0.07)	$0.88	$0.34
Diluted earning per share	$0.21	$0.18	$0.00	$0.22	$0.43	$(0.07)	$0.87	$0.33

Seasonality is calculated as a percent of full year sales recognized in the relevant quarter.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in columns expressed in thousands

21. Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2006, 2005 and 2004:

	Year ended December 31,
(In thousands)	2006	2005	2004
Net Sales to External Customers (a):
United States	$463	$176	$—
International
Poland	920,461	748,403	580,744
Hungary	17,816	—	—
Other	5,368	836	—

Total international	943,645	749,239	580,744

Total	$944,108	$749,415	$580,744

Long-lived assets (b):
United States	$18	$23	$—
International
Poland	424,983	360,287	22,049
Hungary	1,789	—	—

Total international	426,772	360,287	22,049

Total consolidated long-lived assets	$426,790	$360,310	$22,049

(a)	Net sales to external customers based on the location to which the sale was delivered.
(b)	Long-lived assets primarily consist of property, plant and equipment and trademarks.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with the accountants within the past two years.

Item 9A.	Control and Procedures.

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

Management’s Report on Internal Control over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15(d)-15(f) of the Securities Exchange Act of 1934). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”.

The Company’s management has excluded Bols Hungary Kft and Classic Sp. z o.o. from its assessment of internal controls over financial reporting as of December 31, 2006, because these companies were acquired by the Company in purchase business combinations during the year ended December 31, 2006. These companies are subsidiaries of the Company that are controlled by ownership of a majority voting interest, whose total assets and total revenues represent 1.9% and 2.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers Sp z o.o., an independent registered public accounting firm, as stated in their report which appears under Item 8 of this annual report.

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

The information regarding our executive officers and directors required by this item is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on April 30, 2007. We will file our proxy statement for our 2007 annual meeting of stockholders within 120 days of December 31, 2006, our fiscal year-end.

Item 11.	Executive Compensation.

The information regarding executive compensation required by this item is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on April 30, 2007 will file our proxy statement for our 2007 annual meeting of stockholders within 120 days of December 31, 2006, our fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information regarding security ownership of certain beneficial owners and management is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on April 30, 2007. We will file our proxy statement for our 2007 annual meeting of stockholders within 120 days of December 31, 2006, our fiscal year-end.

Item 13.	Certain Relationships and Related Transactions.

The information regarding certain relationships and related transactions required by this item is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on April 30, 2007 our proxy statement for our 2007 annual meeting of stockholders within 120 days of December 31, 2006, our fiscal year-end.

Item 14.	Principal Accountant Fees and Services.

The information regarding principal accountant fees and services required by this item is incorporated into this annual report by reference to the proxy statement for the annual meeting of stockholders to be held on April 30, 2007. We will file our proxy statement for our 2007 annual meeting of stockholders within 120 days of December 31, 2006, our fiscal year-end.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) The following consolidated financial statements of the Company and report of independent auditors are included in Item 8 of this Annual Report on Form 10-K.

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2005 and 2006

Consolidated Statements of Income for the years ended December 31, 2004, 2005 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2005 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006

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
2.1

Contribution Agreement among Central European Distribution Corporation, William V. Carey, William V. Carey Stock Trust, Estate of William O. Carey and Jeffrey Peterson dated November 28, 1997 (filed as Exhibit 2.1 to the Registration Statement on Form SB-2, File No. 333-42387, with the SEC on December 17, 1997 (the “1997 Registration Statement”), and incorporated herein by reference).

2.2

Investment Agreement for Damianex S.A. dated April 22, 2002, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Michael Ciapala, Boguslaw Barnat and Iwona Barnat (filed as Exhibit 2 to the Current Report on Form 8-K/A filed with the SEC on May 14, 2002, and incorporated herein by reference).

2.3

Share Purchase Agreement for AGIS S.A. dated April 24, 2002, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Jacek Luczak and Slawomir Wisniewski (filed as Exhibit 2.2 to the Current Report on Form 8-K/A filed with the SEC on June 3, 2002, and incorporated herein by reference).

2.4

Share Purchase Agreement for Onufry S.A. dated October 15, 2002, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Zbigniew Trafalski and Henryk Gawin (filed as Exhibit 2.4 to the Annual Report on Form 10-K filed with the SEC on March 17, 2003, and incorporated herein by reference).

2.5

Share Purchase Agreement for Dako Sp. z o.o. dated April 16, 2003, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Waclaw Dawidowicz and Miroslaw Sokalski (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003, and incorporated herein by reference).

2.6

Share Purchase Agreement for Panta Hurt Sp. z o.o. dated September 5, 2003, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Wlodzimierz Szydlarski, Sylwester Zakrzewski and Wojciech Piatkowski (filed as Exhibit 2.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003, and incorporated herein by reference).

Exhibit Number	Exhibit Description
2.7

Share Purchase Agreement for Multi-Ex S.A. dated November 14, 2003, among Carey Agri International Sp. z o.o., Piotr Pabianski and Ewa Maria Pabianska (filed as Exhibit 2.7 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004, and incorporated herein by reference).

2.8

Share Purchase Agreement for Multi-Ex S.A. dated November 14, 2003, between Central European Distribution Corporation and Piotr Pabianski (filed as Exhibit 2.8 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004, and incorporated herein by reference).

2.9

Share Purchase Agreement for Multi-Ex S.A. dated December 18, 2003, between Central European Distribution Corporation and Piotr Pabianski (filed as Exhibit 2.9 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004, and incorporated herein by reference).

2.10

Share Sale Agreement for Miro sp. z.o.o. dated May 14, 2004, among Central European Distribution Corporation, Miroslawem Grzadkowskim, Halina Grzadkowska, Jackiem Grzadkowskim and Kinga Grzadkowska (filed as Exhibit 2.10 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2004, and incorporated herein by reference).

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

2.16

Conditional Share Sale Agreement for Imperial Sp. z o.o. dated August 16, 2005 by and among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, and Tadeusz Walkuski (filed as Exhibit 2.11 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report of Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed with the SEC on May 3, 2006, and incorporated herein by reference). Exhibit Number Exhibit Description

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the 1997 Registration Statement and incorporated herein by reference).

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

4.3

Second Supplemental Indenture, dated as of March 30, 2006 among Central European Distribution Corporation, as Issuer, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o. and Miro Sp. z o.o., as Initial Guarantors, Botapol Holding B.V. and Bols Sp. z o.o., as Additional Guarantors, The Bank of New York, as Trustee, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

4.4

Third Supplemental Indenture, dated as of July 7, 2006 among Central European Distribution Corporation, as Issuer, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o., Miro Sp. z o.o., Botapol Holding B.V. and Bols Sp. z o.o., as Guarantors, Delikates Sp. z o.o., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Imperial Sp. z o.o. and Krokus Sp. z o.o., as New Guarantors, The Bank of New York, as Trustee, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

10.1	1997 Stock Incentive Plan as amended (filed as Exhibit A to the definitive Proxy Statement as filed with the SEC on March 26, 2003, and incorporated herein by reference).

10.2

Form of Stock Option Agreement with Officers under 1997 Stock Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference).

10.3

Form of Stock Option Agreement with Directors under 1997 Stock Incentive Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference).

10.4

Employment Agreement dated as of August 1, 2004, between William V. Carey and Central European Distribution Corporation (filed as Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on March 15, 2005, and incorporated herein by reference).

10.5

Annex, dated January 24, 2007, to the Employment Agreement dated as of August 1, 2004, between William V. Carey and Central European Distribution Corporation (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 24, 2007, and incorporated herein by reference).

10.6

Employment Agreement dated as of September 16, 2004, between Evangelos Evangelou and Central European Distribution Corporation (filed as Exhibit 10.4 to the Annual Report on Form10-K filed with the SEC on March 15, 2005, and incorporated herein by reference).

10.7

Annex, dated January 24, 2007, to the Employment Agreement dated as of September 16, 2004,between Evangelos Evangelou and Central European Distribution Corporation (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 24, 2007, and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.8

Employment Agreement dated as of January 17, 2005, between Central European Distribution Corporation and Chris Biedermann (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 7, 2004, and incorporated herein by reference).

10.9

Annex to January 17, 2005 Employment Agreement dated as of January 1, 2006, between Central European Distribution Corporation and Chris Biedermann (filed as Exhibit 10.51 to the Annual Report on Form 10-K filed with the SEC on March 14, 2006 and incorporated herein by reference).

10.10

Annex, dated January 24, 2007, to the Employment Agreement dated as of January 17, 2005, between Christopher Biedermann and Central European Distribution Corporation (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on January 24, 2007, and incorporated herein by reference).

10.11

Employment Agreement dated as of October 1, 2004, between Central European Distribution Corporation and James Archbold (filed as Exhibit 10.6 to the Annual Report on Form 10-K filed with the SEC on March 15, 2005, and incorporated herein by reference).

10.12

Annex, dated January 24, 2007, to the Employment Agreement dated as of October 1, 2004, between James Archbold and Central European Distribution Corporation (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on January 24, 2007, and incorporated herein by reference).

10.13*	Executive Bonus Plan.

10.14

Lease Agreement for warehouse at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on April 16, 2001, and incorporated herein by reference).

10.15

Annex 2 to Lease Agreement dated February 19, 2003, for the warehouse located at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004, and incorporated herein by reference).

10.16

Social guarantee package for the employees of Polmos Bialystok S.A. (filed as exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2005 and incorporated herein by reference).

10.17

Loan Agreement, dated June 23, 2005, by and between Carey Agri International-Poland Sp. z o.o. and Fortis Bank Polska S.A. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2005 and incorporated herein by reference).

10.18

Annex to Loan Agreement, dated June 26, 2005, by and between Carey Agri International-Poland Sp. z o.o. and BRE Bank S.A. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2005 and incorporated herein by reference).

10.19

Purchase Agreement dated as of August 3, 2005 by and among Central European Distribution Company and the investors signatory thereto (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 and incorporated herein by reference).

10.21

Registration Rights Agreement dated as of August 3, 2005 by and among Central European Distribution Corporation and the investors signatory thereto (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 and incorporated herein by reference).

10.22

Registration Rights Agreement, dated August 17, 2005, by and among Central European Distribution Corporation, Botapol Management B.V. and Takirra Investment Corporation N.V. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.23

Employment Agreement, dated August 10, 2005, by and between Central European Distribution Corporation and Richard Roberts (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 13, 2005 and incorporated herein by reference).

10.24

Annex, dated January 24, 2007, to the Employment Agreement dated as of August 10, 2005, between Richard Roberts and Central European Distribution Corporation (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on January 24, 2007, and incorporated herein by reference).

10.25

Trade Mark License, dated August 17, 2005, by and among Distilleerderijen Erven Lucas Bols B.V., Central European Distribution Corporation and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.26

Deed of Tax Covenant, dated August 17, 2005, by and among Botapol Management B.V., Takirra Investment Corporation N.V., Rémy Cointreau S.A., Carey Agri International Poland Sp. z o.o. and Central European Distribution Corporation (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.27

Multipurpose Credit Line Agreement, dated October 12, 2006, by and between Fortis Bank SA/NV, Austrian Branch and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 18, 2006 and incorporated herein by reference).

10.28

Annex No. 1, dated January 16, 2007, to Multipurpose Credit Line Agreement, dated October 12, 2006, by and between Fortis Bank SA/NV, Austrian Branch and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 22, 2007 and incorporated herein by reference).

10.29

Bank Guarantee, dated October 12, 2006, by and between Fortis Bank SA/NV, Austrian Branch and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 10.2 to the Current Report on Form 8K filed with the SEC on October 18, 2006 and incorporated herein by reference).

10.30	Summary of Director Compensation (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006 and incorporated herein by reference).

21*	Subsidiaries of the Company.

23*	Consent of PricewaterhouseCoopers Sp. z o.o.

24.1*	Power of Attorney (contained on signature page).

31.1*	Rule 13a-14(a) Certification of the CEO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the CFO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION (Registrant)

By:	/s/ WILLIAM V. CAREY
William V. Carey Chairman, President and Chief Executive Officer

Date: March 15, 2007

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

Signature	Title	Date

/s/ WILLIAM V. CAREY William V. Carey	Chairman, President and Chief Executive Officer (principal executive officer)	March 15, 2007

/s/ CHRISTOPHER BIEDERMANN Christopher Biedermann	Chief Financial Officer (principal financial and accounting officer)	March 15, 2007

/s/ DAVID BAILEY David Bailey	Director	March 15, 2007

/s/ N. SCOTT FINE N. Scott Fine	Director	March 15, 2007

/s/ TONY HOUSH Tony Housh	Director	March 15, 2007

/s/ ROBERT P. KOCH Robert P. Koch	Director	March 15, 2007

/s/ JAN W. LASKOWSKI Jan W. Laskowski	Director	March 15, 2007

/s/ MARKUS SIEGER Markus Sieger	Director	March 15, 2007