Form 10-Q
period 2007-03-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2007-05-10
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

The number of shares outstanding of each class of the issuer’s common stock as of May 7, 2007:

Common Stock ($.01 par value) 40,070,195

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

Amounts in columns expressed in thousands

(except share information)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$108,674	$159,362
Accounts receivable, net of allowance for doubtful accounts of $24,538 and $24,354 respectively	179,889	224,575
Inventories	78,076	89,522
Prepaid expenses and other current assets	12,296	24,299
Deferred income taxes	6,584	5,336

Total Current Assets	385,519	503,094

Intangible assets, net	431,075	371,624
Goodwill, net	424,788	398,005
Property, plant and equipment, net	50,553	49,801
Deferred income taxes	8,110	3,305
Other assets	200	204

Total Assets	$1,300,245	$1,326,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$91,735	$138,585
Bank loans and overdraft facilities	113,230	24,656
Income taxes payable	6,123	2,975
Taxes other than income taxes	70,086	94,985
Other accrued liabilities	52,952	57,620
Current portions of obligations under capital leases	2,219	2,005

Total Current Liabilities	336,345	320,826

Long-term debt, less current maturities	4	8
Long-term obligations under capital leases	748	1,122
Long-term obligations under Senior Secured Notes	314,955	393,434
Deferred income taxes	78,535	68,275

Total Long Term Liabilities	394,242	462,839

Minority interests	5,808	21,395

Stockholders’ Equity
Common Stock ($0.01 par value, 80,000,000 shares authorized, 40,309,482 and 38,691,635 shares issued at March 31, 2007 and December 31, 2006, respectively)	404	387
Additional paid-in-capital	423,097	374,985
Retained earnings	122,908	128,084
Accumulated other comprehensive income	17,591	17,667
Less Treasury Stock at cost (246,037 shares at March 31, 2007 and December 31, 2006)	(150)	(150)

Total Stockholders’ Equity	563,850	520,973

Total Liabilities and Stockholders’ Equity	$1,300,245	$1,326,033

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

Amounts in columns expressed in thousands

(except per share data)

	Three months ended
	March 31, 2007	March 31, 2006
PROFIT AND LOSS
Sales	$288,996	$239,477
Excise taxes	(60,782)	(49,360)
Net Sales	228,214	190,117
Cost of goods sold	181,897	152,656

Gross Profit	$46,317	$37,461

Operating expenses	27,402	22,889

Operating Income	$18,915	$14,572

Non operating income / (expense), net
Interest / (expense), net	(8,649)	(8,059)
Other financial income / (expense), net	(15,400)	3,823
Other non operating income / (expense), net	(343)	1,311

Income before taxes	($5,477)	$11,647

Income tax (benefit) / expense	(1,030)	1,864
Minority interests	729	1,968

Net income	($5,176)	$7,815

Net income per share of common stock, basic	($0.13)	$0.22

Net income per share of common stock, diluted	($0.13)	$0.22

The accompanying notes are an integral part of the consolidated condensed financial statements.

Earnings per share data for comparative periods for 2006 have been restated in respect of 3 to 2 split that took place on June 13, 2006.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (UNAUDITED)

Amounts in columns expressed in thousands

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total
	Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2006	38,692	$387	246	$(150)	$374,985	$128,084	$17,667	$520,973

Net income for 2007	—	—	—	—	—	(5,176)	—	(5,176)
Foreign currency translation adjustment	—	—	—	—	—	—	(76)	(76)

Comprehensive income for 2007	—	—	—	—	—	(5,176)	(76)	(5,252)
Common stock issued in public placement	1,554	16	—	—	42,338	—	—	42,354
Common stock issued in connection with options	64	1	—	—	774	—	—	775
Refundable purchase price related to Botapol acquisition	—	—	—	—	5,000	—	—	5,000
Balance at March 31, 2007	40,310	$404	246	($150)	$423,097	$122,908	$17,591	$563,850

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

Amounts in columns expressed in thousands

	Three months ended March 31,
	2007	2006
CASH FLOW
Operating Activities
Net income	($5,176)	$7,815
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	2,434	2,069
Deferred income taxes	(7,148)	1,872
Bad debt provision	188	377
Minority interests	729	1,968
Hedge valuation	—	(11,772)
Unrealized foreign exchange losses	3,364	7,753
Cost of debt extinguishment	11,869	—
Stock options expense	463	242
Changes in operating assets and liabilities:
Accounts receivable	44,461	46,815
Inventories	11,431	12,576
Prepayments and other current assets	6,807	1,802
Trade accounts payable	(46,825)	(41,235)
Income and other taxes	(16,543)	(10,724)
Other accrued liabilities and other	(3,649)	(9,882)

Net Cash provided by Operating Activities	2,405	9,676

Investing Activities
Investment in distribution assets	(5,410)	(1,245)
Proceeds from the disposal of equipment	2,647	114
Proceeds from the disposal of financial assets	—	1,150
Refundable purchase price related to Botapol acquisition	5,000	—
Acquisitions of subsidiaries, net of cash acquired	(90,917)	(1,260)

Net Cash used in Investing Activities	(88,680)	(1,241)

Financing Activities
Borrowings on bank loans and overdraft facility	94,311	6,035
Payment of bank loans and overdraft facility	(5,733)	(839)
Payment of Senior Secured Notes	(95,440)	—
Hedge closure	—	(4,677)
Payment of capital leases	(160)	(405)
Issuance of shares in public placement	42,354	—
Options exercised	311	293

Net Cash provided by Financing Activities	35,643	407

Currency effect on brought forward cash balances	(56)	673
Net Increase / (Decrease) in Cash	(50,632)	9,515
Cash and cash equivalents at beginning of period	159,362	60,745

Cash and cash equivalents at end of period	$108,674	$70,260

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$—	$157

Supplemental disclosures of cash flow information
Interest paid	$18,124	$19,754
Income tax paid	$6,600	$4,681

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (“CEDC”), a Delaware corporation, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. Historically the Company has operated as a distributor and importer of alcoholic beverages in Poland. Since acquisitions made in 2005, the Company became the largest vodka producer by value, and the leading distributor and importer of alcoholic beverages in Poland. In July 2006, the Company expanded outside of Poland through the acquisition of Bols Hungary, becoming a leading importer of alcoholic beverages in Hungary. The Company is based in Warsaw and operates through its subsidiaries in Poland and Hungary.

2.	BASIS OF PRESENTATION

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our Company consolidates all entities that we control by ownership of a majority voting interest. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The unaudited interim financial statements should be read with reference to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

3.	ACQUISITIONS

On February 20, 2007 the Company closed a tender for the remaining outstanding shares of common stock of Polmos Bialystok, obtaining an additional 2.54 million shares for approximately $90.9 million, thus increasing the Company’s ownership in Polmos Bialystok to 90.14%. The acquisition of these shares was financed through a previously arranged credit facility. Additional shares totaling 0.22% of all outstanding shares were acquired subsequent to the tender. As of March 31, 2007 the Company owned 90.36% of the outstanding common stock of Polmos.

As of March 31, 2007, the Company also acquired the distribution assets of a small distributor in Northeast Poland. The consideration of $ 0.7 million was paid on April 2, 2007.

The fair value of the assets acquired as of the recent acquisition date is:

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

ASSETS
Equipment, net	117
Trademarks, net	59,583

Total Assets	$59,700

LIABILITIES
Deferred tax—long term liability	11,122
Minority interests	(16,316)

Total Liabilities	($5,194)

Net identifiable assets and liabilities	64,894
Goodwill on acquisition	26,737
Consideration paid, satisfied in cash	90,917
Consideration to be paid, presented in liabilities	714

Cash (acquired)	$0

Net Cash Outflow	$90,917

4.	INTANGIBLE ASSETS OTHER THAN GOODWILL

The major components of intangible assets are:

	March 31, 2007	December 31, 2006
Non-amortizable intangible assets:
Trademarks	$428,635	$369,052
Total	428,635	369,052
Amortizable intangible assets:
Trademarks	$5,664	$5,663
Customer relationships	1,228	1,228
Less accumulated amortization	(4,452)	(4,319)
Total	2,440	2,572

Total intangible assets	$431,075	$371,624

Following the tender for the additional shares of Polmos Bialystok in February 2007, the Company recorded an additional $59.6 million of the carrying value of the trademarks to reflect the ownership increase from 69% to 90% as well as the updated trademarks valuation. This relates mainly to Absolwent and Zubrówka trademarks which are not amortizable assets.

Management considers trademarks that are non-amortizable assets to have high or market-leader brand recognition within their market segments based on the length of time they have existed, the comparatively high volumes sold and their general market positions relative to other products in their respective market segments. These trademarks include Soplica, Zubrówka, Absolwent, Royal and the rights for Bols Vodka in Poland, Hungary and Russia. Taking the above into consideration, as well as the evidence provided by analyses of vodka products life cycles, market studies, competitive and environmental trends, management believes that these brands will generate cash flows for an indefinite period of time, and that the useful lives of these brands are indefinite. In accordance with SFAS 142, intangible assets with an indefinite life are not amortized but are reviewed at least annually for impairment.

5.	COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income/(loss) includes net income adjusted by, among other items, foreign currency translation adjustments. The foreign translation losses/gains on the re-measurements from foreign currencies to U.S. dollars are classified separately as a component of accumulated other comprehensive income included in stockholders’ equity.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

As of March 31, 2007, the Polish Zloty exchange rate used to translate the balance sheet strengthened as compared to the exchange rate as of December 31, 2006, and as a result a loss to comprehensive income/(loss) was recognized. Additionally, translation gains and losses with respect to long-term subordinated inter-company loans with the parent company are charged to other comprehensive income. No deferred tax benefit has been recorded on the comprehensive income/(loss) in regard to the long-term inter-company transactions with the parent company, as the repayment of any equity investment is not anticipated in the foreseeable future.

6.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended March 31,
	2007	2006
Basic:
Net income	($5,176)	$7,815

Weighted average shares of common stock outstanding	39,055	35,613
Basic earnings per share	($0.13)	$0.22

Diluted:
Net income	($5,176)	$7,815

Weighted average shares of common stock outstanding	39,055	35,613
Net effect of dilutive employee stock options based on the treasury stock method	387	485
Totals	39,442	36,098
Diluted earnings per share	($0.13)	$0.22

Contingent shares for acquisitions and employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during three months period ended March 31, 2006 and 2007.

In June 2006, the Company executed a 3 for 2 stock split. The comparatives for 2006 shown above have been adjusted to reflect this change.

7.	BORROWINGS

Bank Facilities

In June 2006, the Company consolidated all working capital facilities to three banks. These facilities are used primarily to support the Company’s working capital requirements. These credit lines are only denominated in Polish Zloty.

As of March 31, 2007, $38.6 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

As of March 31, 2007, the company had utilized approximately $69.2 million of a multipurpose credit line agreement in connection with a tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company. The indebtedness under the credit line agreement bears interest at a rate equal to the one month Warsaw Interbank Rate plus a margin of 1.25% and matures on April 15, 2007. The bank guarantee was valid from October 16, 2006 until April 15, 2007. On April 16, 2007 an annex to this agreement was signed extending maturity to June 15, 2007 and reducing the bank margin to 1%. The Company has a bank commitment in place to refinance this loan prior to maturity.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

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

In order to reduce the interest rates that the Company is paying, the Company completed two redemptions of its Senior Secured Notes during the first quarter of 2007 as described below.

On January 19, 2007, the Company completed a redemption of the Senior Secured Notes equal to €32.5 million. In addition to the payment of principle and accrued interest, the Company paid a redemption premium of 8%. The repurchase was financed with the proceeds from the equity offerings completed in December 2006.

On March 29, 2007 the Company completed a second redemption of the Senior Secured Notes equal to €32.5 million. In addition to the payment of principle and accrued interest, the Company paid a redemption premium of 8%. The repurchase was financed with the proceeds from the equity offerings completed in February 2007.

In line with these redemptions of the Senior Secured Notes, the Company recognized a loss of $2.8 million related to the portion of the Interest Rate Swap of $32.5 million closed in connection with the January redemption and prepaid financing costs associated with retired debt for $2.2 million relating to both redemptions.

As of March 31, 2007 and December 31, 2006, the Company had accrued interest included in other accrued liabilities of $5.5 million and $15.5 million respectively related to the Senior Secured Notes, with the next coupon due for payment on July 25, 2007. Total obligations under the Senior Secured Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method and fair value adjustments from the application of hedge accounting as shown in the table below:

	March 31, 2007	December 31, 2006
Senior Secured Notes	$345,729	$427,810
Fair value bond mark to market	(22,114)	(20,452)
Unamortized portion of closed hedges	(1,198)	(3,760)
Unamortized bond costs	(7,462)	(10,164)

Total	$314,955	$393,434

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

Total borrowings as disclosed in the financial statements are:

	March 31, 2007	December 31, 2006
Short term bank loans and overdraft facilities for working capital	$113,230	$24,656

Total short term bank loans and overdraft facilities	113,230	24,656

Current portion of long term debt	—	—
Long term obligations under Senior Secured Notes	314,955	393,434
Other total long term debt, less current maturities	4	8

Total debt	$428,189	$418,098

The increase in short term bank loans was due to the draw down of approximately $69.0 million under a new credit line as described above, and $20.0 million from existing working capital facilities in connection with the purchase of 2,536,669 shares of Polmos Bialystok S.A through the tender offer completed in February 2007.

March 31, 2007
Principal repayments for the following years
2007	$113,230
2008	4
2009	—
2010	—
2011 and beyond	314,955

Total	$428,189

8.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	March 31, 2007	December 31, 2006
Raw materials and supplies	$15,389	$13,084
In-process inventories	273	298
Finished goods and goods for resale	62,414	76,140

Total	$78,076	$89,522

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

Amounts in tables expressed in thousands, except per share information

9.	LEASE OBLIGATIONS

Operating Leases and Rent Commitments

In February 2004, the Company entered into a non cancelable operating lease agreement commencing May 1, 2004 for its main warehouse and office in Warsaw, which stipulated monthly payments of $122,700. This agreement was signed for a seven-year period.

In September 2006, the Company entered into a non cancelable operating lease agreement commencing October 1, 2006 for its headquarters in Warsaw, which stipulated monthly payments of $40,700. This agreement was signed for a four-year period.

The Company also has rental agreements for all of the regional offices and warehouse space. Monthly rentals range from approximately $2,000 to $11,670. All of the regional office and warehouse leases can be terminated by either party within two or three month’s prior notice.

The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of March 31, 2007:

2007	$2,496
2008	2,868
2009	2,819
2010	1,458
Thereafter	820

Total	$10,461

During the first quarter of 2007, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease as of March 31, 2007 are as follows:

2007	$1,407
2008	1,560
2009	—

Gross payments due	$2,967
Less interest	(237)

Net payments due	$2,730

10.	INCOME TAXES

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

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate in each of our tax jurisdictions. The company is currently generating tax loss carry forwards in the United States at a 35% tax rate, which has the effect of reducing the overall effective tax rate below the 19% Polish statutory rate

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” effective January 1, 2007. Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of Interpretation 48 did not have a significant impact on the Corporation’s financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

The Company has recorded a provision for the penalty and interests on penalty for a Polish subsidiary in the amount of approximately $0.2 million. This provision was recognized during 2006 and was not related to the implementation of FASB Interpretation No. 48.

The Company files income tax returns in the U.S., Poland, Hungary and the Netherlands. Tax liabilities (including corporate income tax, Value Added Tax (VAT), social security and other taxes) of the Company’s subsidiaries may be subject to examinations by the tax authorities back up to the year as indicated in the table below:

Tax jurisdiction
U.S.	2003

Poland	2001

Hungary	2001

The Netherlands	2001

Currently there is no examination of the Corporation’s income tax returns for prior years in any of its tax jurisdictions. As the application of tax laws and regulations and transactions are susceptible to varying interpretations, amounts reported in the consolidated financial statements could be changed at a later date upon final determination by the tax authorities.

11.	INTEREST INCOME / (EXPENSE)

For the three months ended March 31, 2007 and 2006, the following items are included in Interest Income / (expense):

	Three months ended March 31,
	2007	2006
Interest income	$1,316	$868
Interest expense	(9,965)	(8,927)

Total interest income / (expense), net	($8,649)	($8,059)

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

12.	OTHER FINANCIAL INCOME

For the three months ended March 31, 2007, the following items are included in Other Financial Income:

	Three months ended March 31,
	2007	2006
Foreign exchange impact related to Senior Secured Notes financing	($3,364)	($7,753)
Net mark to market valuation adjustment on fair value hedge and Senior Secured Notes	95	—
Cost of bank guarantee for tender	(349)	—
Premium for early debt retirement	(6,940)	—
Gain on closed CIRS contracts (described in Note 13, below)	—	11,772
Write-off of hedge associated with retired debt	(2,757)	—

Write-off of financing costs associated with retired debt	(2,167)	—
Other foreign exchange gains (losses)	82	(196)

Total other financial income / (expense), net	($15,400)	$3,823

13.	FINANCIAL INSTRUMENTS

Financial Instruments and Their Fair Values

Financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, bank loans, overdraft facilities and long-term debt. All of the monetary assets represented by these financial instruments are located in Poland. Consequently, they are subject to currency translation risk when reporting in U.S. Dollars.

Derivative financial instruments

The Company is exposed to market movements in foreign currency exchange rates that could affect the Company’s results of operations and financial condition. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

In September 2005, the Company entered into a coupon swap arrangement which exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. The hedge is accounted for as a fair value hedge according to SFAS 133 and is tested for effectiveness on a quarterly basis using the long haul method. Under this method, as long as the hedge is deemed highly effective both the fair value of the hedge and the hedge item are marked to market with the net impact recorded as gain or loss in other financial income. For the three months ending March 31, 2007, the company recorded a net gain of $95,000. In September 2005, the Company entered into a second hedge that exchanged the variable Euro coupon with a variable Polish Zloty coupon (CIRS). However, due to the continued strength of the Polish economy and currency the Company closed this swap contract. The hedge did not qualify for hedge accounting and therefore the changes in fair value were reflected in the results of operations.

In February 2006 and December 2006, a portion of the IRS hedge was closed and a new hedging relationship was created. The mark to market valuation of the closed hedges at the time was frozen and is being amortized over the remaining useful life of the hedged item. The hedge closure in December 2006 was related to the part of the Senior Secured Notes repurchased in January 2007. Consequently, the amount was written off in January 2007 following the repurchase. As of March 31, 2007, there is an unamortized asset of $1.0 million recorded as an adjustment to the valuation of the Senior Secured Notes.

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

The option exercise price for stock options granted under the Incentive Plan may not be less than fair market value but in some cases may be in excess of the closing price of the Common Stock on the date of grant. The Company uses the stock option price based on the closing price of the Common Stock on the day before the date of grant if such price is not materially different than the opening price of the Common Stock on the day of the grant. Stock options may be exercised up to 10 years after the date of grant except as otherwise provided in the particular stock option agreement. Payment for the shares must be in cash, which must be received by the Company prior to any shares being issued. Stock options granted as part of an employee employment contract vest within 1-2 years. Stock options granted as part of a loyalty program vest after three years. The Incentive Plan will expire in November 2007; however, a new stock incentive plan was approved by CEDC shareholders during the annual shareholders meeting on April 30, 2007. This new plan will expire in November 2017. The terms and conditions of the new stock incentive plan are substantially similar to those of the old stock incentive plan.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

Before January 1, 2006 CEDC, the holding company, realized net operating losses and therefore an excess tax benefit (windfall) resulting from the exercise of the awards and a related credit to Additional Paid-in Capital (APIC) of $2.1 million was not recorded in the Company’s books. Footnote 82 of SFAS 123(R) states that the excess tax benefits and the credit to APIC for the windfall should not be recorded until the deduction reduces income taxes payable on the basis that cash tax savings have not occurred. The Company will recognize the windfall upon realization.

A summary of the Company’s stock option activity, and related information for the period ended March 31, 2007 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2007	1,319,900	$19.31
Granted	191,000	$29.57
Exercised	(64,275)	$15.59
Forfeited	(37,762)	$23.23

Outstanding at March 31, 2007	1,408,863	$20.76
Exercisable at March 31, 2007	925,175	$18.85

During 2007, the range of exercise prices for outstanding options was $7.85 to $27.70. During 2007, the weighted average remaining contractual life of options outstanding was 5.6 years. Exercise prices for options outstanding as of March 31, 2007 ranged from $1.13 to $29.70.

The Company has issued stock options to employees under share-based compensation plans. Stock options are issued at the current market price, subject to a vesting period with the vesting periods ranging from 1 to 3 years. As of March 31, 2007, the Company has not changed the terms of any outstanding awards.

During the three months ended March 31, 2007, the Company recognized compensation cost of $0.46 million and a related deferred tax asset of $0.10 million.

As of March 31, 2007, there was $2.4 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The costs are expected to be recognized over a weighted average period of 7.2 months through 2007.

Total cash received from exercise of options during the three months ended March 31, 2007 amounted to $0.31 million.

The compensation expense related to all options was calculated based on the fair value of each option grant using the binomial distribution model. The Company has never paid cash dividends and does not currently have plans to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on average of implied and historical volatility projected over the remaining term of the options. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	2007	2006
Fair Value	$10.01	$7.33
Dividend Yield	0%	0%
Expected Volatility	35.1% -38.4%	31.9 –50.7%
Weighted Average Volatility	38.2%	33.9%
Risk Free Interest Rate	5.0% -5.1%	4.3 – 5.1%
Expected Life of Options from Grant	3.2	3.2

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

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

15.	STOCKHOLDERS’ EQUITY

In February 2007, the Company completed a public offering of 1,553,571 shares of common stock at an offering price of $28 per share. The offering raised $42.3 million net of expenses, which was used to repurchase an additional portion of the Senior Secured Notes on March 30, 2007.

According to the share sale agreement with Takirra Investment Corporation, Rémy Cointreau S.A., and Botapol Management B.V. (an indirect subsidiary of Rémy) to acquire 100% of the outstanding capital stock of Botapol Holding B.V., we were entitled to the potential reimbursement of $5.0 million to be paid in cash if the weighted average of the closing price of the Company’s common stock exceeded $27.1 per share at any time during the period from twelve to eighteen months after the closing of the Bols Acquisition. We have met that condition and were reimbursed with $5.0 million recorded in additional paid in capital.

16.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

As part of the Share Purchase Agreement related to the Polmos Bialystok Acquisition, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish Zloty (approximately $23 million based on the then-current exchange rate) during the five years after the acquisition was consummated. As of March 31, 2007, the Company has invested 21.4 million Polish Zloty (approximately $7.3 million) in Polmos Bialystok.

17.	RELATED PARTY TRANSACTION

In January of 2005, the Company entered into a rental agreement for a facility located in northern Poland, which is 33% owned by the Company’s Chief Operating Officer. The monthly rent to be paid by the Company for this location is approximately $15,000 per month and relates to facilities to be shared by two subsidiaries of the Company.

During the twelve months of 2006, the Company made sales to a restaurant which is partially owned by the Chief Executive Officer of the Company. All sales were made on normal commercial terms, and total sales for the three months ended March 31, 2006 and 2007 were approximately $18,000 and $26,000.

18.	SUBSEQUENT EVENTS

On April 17, 2007, the Company signed a binding preliminary share purchase agreement to acquire 100% of the outstanding shares of a leading Polish distributor of alcoholic beverages in exchange for $8 million, with 20% to be paid in shares of the Company’s common stock and 80% to be paid in cash. The transaction is subject to Polish Anti-Monopoly Office approval, and other closing conditions.

19.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company is currently estimating the impact that the implementation of SFAS 157 would have on the consolidated financial statements when adopted, however no material impact is expected.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements when adopted, however no material impact is expected.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

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

•	statements about the level of our costs and operating expenses relative to the Company revenues, and about the expected composition of the Company’s revenues;

•	statements about integration of the Company’s acquisitions, including future acquisitions the Company may make;

•	information about the impact of Polish regulations on the Company business;

•	other statements about the Company’s plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, the development of the industry in which we operate, and the effects of acquisitions, such as Bols and Bialystok, on us may differ materially from those anticipated in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

We urge you to read and carefully consider the items of the other reports that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect us and our future, including the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 15, 2007. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur as described, or at all.

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

Overview

We are the largest vodka producer by value and volume in Poland and a leading distributor and importer of alcoholic beverages in Poland and in Hungary. Our business involves the distribution of products that we produce from our two distilleries, importation on an exclusive basis of many well known international beers, wines and spirits brands and wholesaling of a range of products from local and international drinks companies, in Poland and Hungary.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Results of Operations:

Three months ended March 31, 2007 compared to three months ended March 31, 2006

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Three months ended
	March 31, 2007	March 31, 2006
PROFIT AND LOSS
Sales	$288,996	$239,477
Excise taxes	(60,782)	(49,360)
Net Sales	228,214	190,117
Cost of goods sold	181,897	152,656

Gross Profit	$46,317	$37,461

Operating expenses	27,402	22,889

Operating Income	$18,915	$14,572

Non operating income / (expense), net
Interest / (expense), net	(8,649)	(8,059)
Other financial income / (expense), net	(15,400)	3,823
Other non operating income / (expense), net	(343)	1,311

Income before taxes	$(5,477)	11,647

Income tax (benefit) / expense	(1,030)	1,864

Minority interests	729	1,968

Net income	$(5,176)	$7,815

Net income per share of common stock, basic	$(0.13)	$0.22

Net income per share of common stock, diluted	$(0.13)	$0.22

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and value added tax. Total net sales increased by approximately 20.0%, or $38.1 million, from $190.1 million for the three months ended March 31, 2006 to $228.2 million for the three months ended March 31, 2007. This increase in sales is due to the following factors:

Net Sales for three months ended March 31, 2006	$190,117
Increase from acquisitions	9,878
Existing business sales growth	13,517
Impact of foreign exchange rates	14,702

Net sales for three months ended March 31, 2007	$228,214

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Factors impacting our sales in the first quarter of 2007 include:

•	Acquisitions provided an additional $9.9 million of sales for the twelve months ended March 31, 2007.

•	Liter sales of the key vodka brands we produce (Absolwent, Bols, Soplica and Zubrówka) grew by 15% in the first quarter 2007 as compared to the first quarter 2006.

•

Sales of imported products increased by approximately 73.8% in value terms, or $9.0 million, from $12.2 million for the three months ended March 31, 2006 to $21.2 million for the three months ended March 31, 2007.

•

The Polish Zloty versus the U.S. Dollar for the three months ended March 31, 2007 strengthened as compared to the strength of the Polish Zloty versus the U.S. Dollar for the three months ended March 31, 2006. Based upon average exchange rates for the three months ended March 31, 2007 and 2006, the Polish Zloty appreciated by approximately 7%. This resulted in an increase of $14.7 million of sales in U.S. Dollar terms.

•

Easter, a peak sales period for wines and spirits, fell one week earlier in April 2007 as compared to April 2006. This provided a benefit at the end of March 2007 instead of early April as in the prior year.

Gross Profit

Total gross profit increased by approximately 23.5%, or $8.8 million, to $46.3 million for the three months ended March 31, 2007, from $37.5 million for the three months ended March 31, 2006, reflecting sales growth due to the factors noted above in the three months ended March 31, 2007. Gross margin increased from 19.7% of net sales for the three months ended March 31, 2006 to 20.3% of net sales for the three months ended March 31, 2007. This increase in gross margin resulted primarily from changes in sales mix, including growth in the sales of products we produce and growth of sales of products we import on an exclusive basis.

As part of our continued strategy to drive sales of our own brands, we have reduced our portfolio of lower margin SKU’s which effected a reduction in our sales by approximately $15 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, and replaced a significant portion of these sales with higher margin SKU’s of products which we produce and import. This has contributed to a margin improvement for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Our gross margins were also enhanced by our new, more favorable trade terms from our new export contracts which took effect in the third quarter of 2006.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debt. Total operating expenses increased by approximately 19.7%, or $4.5 million, from $22.9 million for the three months ended March 31, 2006 to $27.4 million for the three months ended March 31, 2007. Approximately $1.9 million of this increase resulted primarily from the effects of the acquisition of Bols Hungary in August 2006 and the remainder of the increase resulted primarily from the growth of the business and the impact of foreign exchange expenses.

Operating expenses for three months ended March 31, 2006	$22,889
Increase from acquisitions	1,876
Existing business growth	867
Impact of foreign exchange rates	1,770

Operating expenses for three months ended March 31, 2007	$27,402

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

The table below sets forth the items of operating expenses.

	Three Months Ended March 31,
	2007	2006
	($ in thousands)
S,G&A	$22,800	$18,549
Marketing.	2,547	2,466
Depreciation and amortization	1,830	1,497
Bad debt provision	225	377

Total operating expense	$27,402	$22,889

S,G&A consists of salaries, warehousing and transportation costs and administrative expenses. S,G&A increased by approximately 23.2%, or $4.3 million, from $18.5 million for the three months ended March 31, 2006 to $22.8 million for the three months ended March 31, 2007. Approximately $1.5 million of this increase resulted primarily from the effects of the Bols Hungary acquisition in August 2006 and the remainder of the increase resulted primarily from the growth of the business and the 7% appreciation of the Polish Zloty against the U.S. Dollar described above. As a percent of sales, S,G&A has increased from 9.8% of net sales for the three months ended March 31, 2006 to 10.0% of net sales for the three months ended March 31, 2007.

Depreciation and amortization increased by approximately 20.0%, or $ 0.3 million, from $1.5 million for the three months ended March 31, 2006 to $1.8 million for the three months ended March 31, 2007. This increase resulted primarily from the effect of business acquisitions.

Bad debt expense remained stable at approximately 0.1% of net sales.

Operating Income

Total operating income increased by approximately 29.5%, or $4.3 million, from $14.6 million for the three months ended March 31, 2006 to $18.9 million for the three months ended March 31, 2007. This increase resulted primarily from our existing business growth. Operating margin increased from 7.7% of net sales for the three months ended March 31, 2006 to 8.3% of net sales for the three months ended March 31, 2007. The increase in operating margin is due primarily to the higher gross profit margin as described above.

Non Operating Income and Expenses

Total interest expense increased by approximately 6.2%, or $0.5 million, from $8.1 million for the three months ended March 31, 2006 to $8.6 million for the three months ended March 31, 2007. This increase resulted primarily from higher interest rates in 2007 as compared to 2006.

In order to reduce the Company’s overall cost of borrowings, the Company completed a redemption of a portion of its Senior Secured Notes. In connection with this redemption, the Company incurred one-off early debt retirement costs of approximately $6.9 million relating to the 8% premium for early debt redemption and $5.0 million of written off financing costs and hedges associated with the retired debt. For detailed information regarding these costs please refer to Note 12 to our consolidated financial statements. In addition the Company recognized $3.4 million in foreign exchange rate losses on our Senior Secured Notes related to the impact of movements in exchange rates.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Other non-operating income decreased by approximately $1.7 million for the three months ended March 31, 2007. This decrease resulted primarily from a gain in sales of assets recorded in 2006, including a gain on sales of accounts receivable which were fully provided for.

Income Tax

Our effective tax rate for the three months ending March 31, 2007 was 18.8%, which was driven primarily by the tax rate in Poland of 19%, where most of our income is generated and the tax loss carry forward generated in the U.S.

The Company’s Future Liquidity and Capital Resources

The Company’s primary uses of cash in the future will be to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The Company expects to fund these requirements in the future with cash flows from its operating activities, cash on hand, and the financing arrangements described below.

Financing Arrangements

Existing Credit Facilities

As of March 31, 2007, the Company had total debt outstanding under existing credit facilities in the Polish Zloty equivalent of approximately $113.2 million. In order to fund working capital and other liquidity requirements, the Company also has available non-committed credit lines with various banks and credit institutions. As of March 31, 2007, the amount of available, unutilized and uncommitted credit facilities was the Polish Zloty equivalent of approximately $38.6 million. These existing credit facilities are subject to renewal on an annual basis.

Financing for Polmos Bialystok Tender

On October 12, 2006, Carey Agri entered into a multipurpose credit line agreement and a bank guarantee with Fortis Bank SA/NV, Austrian Branch, in connection with a tender offer in Poland by Carey Agri to purchase up to 4,048,334 shares of Polmos Bialystok S.A.

The credit line agreement provides for a credit limit of up to 350 million Polish Zloty (approximately $120 million) which may be disbursed (i) as a non-revolving loan to be used to finance the tender offer or (ii) to pay amounts due under the bank guarantee. Carey Agri’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company. The indebtedness under the credit line agreement bears interest at a rate equal to the one month Warsaw Interbank Rate plus a margin of 1.00% and matures on June 15, 2007.

The bank guarantee was issued to secure Carey Agri’s obligations arising from the tender offer. The bank guarantee was valid from October 16, 2006 (the date the tender offer was announced) through July 15, 2007. The commission for the bank guarantee was 0.1% of the guarantee amount per month. Following the Company’s February 2007 tender for the outstanding common stock of Polmos Bialystok, the bank guarantee was cancelled.

In February 2007, the Company drew down approximately $69.2 million under the credit line agreement following the closing of the tender offer for the outstanding common stock of Polmos Bialystok. The Company anticipates refinancing this credit line agreement prior to its termination in June 2007 with a longer term credit facility that has already been committed.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

On January 19, 2007 the Company completed a redemption of the Senior Secured Notes equal to €32.5 million. In addition to the payment of principal and accrued interest, the Company paid an early redemption premium of 8%. The redemption was financed with the proceeds from the Company’s equity offerings completed in December 2006.

On March 29, 2007 the Company completed a second redemption of the Senior Secured Notes equal to €32.5 million. In addition to the payment of principal and accrued interest the Company paid an early redemption premium of 8%. The redemption was financed with the proceeds from the Company’s equity offerings completed in February 2007.

In line with these redemptions of the Senior Secured Notes, the Company recognized a loss of $2.8 million related to the portion of the Interest Rate Swap of $32.5 million closed in connection with the January redemption and prepaid financing costs associated with retired debt for $2.2 million relating to both redemptions.

Equity Offering

In February 2007, the Company closed a public offering of 1,553,571 shares of common stock at an offering price of $28 per share. The proceeds from this offering were used to repurchase an additional portion of our Senior Secured Notes as described above.

Statement of Liquidity and Capital Resources

During the periods under review, the Company’s primary sources of liquidity were cash flows generated from operations, credit facilities, the equity offerings and proceeds from options exercised. The Company’s primary uses of cash were to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The following table sets forth selected information concerning the Company’s consolidated cash flow during the periods indicated.

	Three months ended March 31, 2007	Three months ended March 31, 2006
	($ in thousands)
Cash flow from operating activities	$2,405	$9,676
Cash flow from investing activities	$(88,680)	$(1,241)
Cash flow from financing activities	$35,643	$407

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations, servicing of finance and taxation. Net cash provided by operating activities for the three months ended March 31, 2007 was $2.4 million as compared to $9.7 million for the three months ended March 31, 2006. The primary driver for this decrease was a change in working capital. Working capital movements utilized $4.3 million of cash outflows for the three months ended March 31, 2007 as compared to $0.6 million of cash outflows for the three months ended March 31, 2006. The higher utilization of working capital in 2007 was driven primarily by the timing of Easter. As Easter, a key selling period for the Company, was one week earlier in April 2007 as compared to 2006, the Company began pre-selling for the holiday in the last week of the quarter resulting in higher sales and accounts receivables. In addition, the Company built up inventory levels at the end of March 2007, in order to be able to fulfill orders during the first week of April.

Net cash flow used in investing activities

Net cash flows used in investing activities represents net cash used to acquire subsidiaries and fixed assets as well as proceeds from sales of fixed assets. Net cash used in investing activities for the three months ended March 31, 2007 was $88.7 million as compared to $1.2 million for the three months ended March 31, 2006. The primary cash outflows from investing activities for the three months ended March 31, 2007 were the acquisition of additional shares of common stock of Polmos Bialystok that took place in February 2007, which resulted in cash outflow of $90.9 million, as well as net cash outflows of $2.8 million for purchases of fixed assets.

In January of 2007, the Company received a payment of $5 million related to the Botapol acquisition completed in August 2005. According to the acquisition agreement, up to $5.0 million of the cash consideration paid for Botapol was required to be reimbursed to the Company if the weighted average of the closing price of the Company’s common stock exceeded $27.1 per share at any time during the period from twelve to eighteen months after the closing of the Bols Acquisition. This condition was met and the Company has recorded the cash inflow.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash provided by financing activities was $35.6 million for the three months ended March 31, 2007 as compared to $0.4 million for the three months ended March 31, 2006. The cash flows from financing activities during the three months ended March 31, 2007 include outflows of $95.4 million for the payments to redeem a portion of our Senior Secured Notes plus and inflows of $42.4 million from the public offering of our common stock issued in connection with this redemption. The Company also drew down $94.3 million of short term facilities in order to finance the acquisition of additional shares of common stock of Polmos Bialystok as described above.

The Company’s Future Liquidity and Capital Resources

The Company’s primary uses of cash in the future will be to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The Company expects to fund these requirements in the future with cash flows from its operating activities, cash on hand, and the financing arrangements described above.

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

As a result of the remaining outstanding €260 million of Senior Secured Notes due 2012, we are exposed to foreign exchange movements. Movements in the EUR-Polish Zloty exchange rate will require us to revalue our liability on the Senior Secured Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of March 31, 2007, the Company had outstanding a hedge contract on a notional amount of €254.0 of the Senior Secured Notes for a seven year interest rate swap agreement. The swap agreement exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin.

The average Polish Zloty/ U.S. Dollar exchange rate used to re-translate our income statement depreciated by approximately 7% as compared to the same period in 2006. The actual period-end Polish Zloty/ U.S. Dollar exchange rate used to re-translate our balance sheet appreciated by less than 0.1% as compared to December 31, 2006.

Contractual Obligations

As described in Note 7, the Company redeemed a portion of the outstanding Senior Secured Notes, thus reducing contractual obligations due in July 2012 by €65 million. In addition, the Company drew down $94.3 million of short term facilities primarily to finance the acquisition of additional shares of common stock of Polmos Bialystok.

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

OPERATIONS

Amounts in tables expressed in thousands, except per share information

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

At the inception of a transaction, the Company documents the relationship between the hedging instruments and hedged items, as well as its risk management objective. This process includes linking all derivatives designated to specific firm commitments or forecasted transitions. The Company also documents its assessment, both at the hedge inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

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

See Note 14 for more information regarding stock-based compensation.

Recently issued accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company is currently estimating the impact that the implementation of SFAS 157 would have on the consolidated financial statements when adopted.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

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

Our commercial foreign exchange exposure mainly arises from the fact that substantially all of our revenues are denominated in Polish Zloty, and our Senior Secured Notes are denominated in Euros. This Euro debt has been lent down to the operating subsidiary level in Poland, thus exposing the Company to movements in the Euro/Polish Zloty exchange rate. Every 1% movement in this exchange rate would result in an approximately $2.6 million change in the valuation of the liability with the offsetting pre-tax gains or losses recorded in the profit and loss of the Company per annum without considering any potential early repayments of the Senior Secured Notes.

Because all of our working capital financing is at floating rates, changes in interest rates may impact our net interest expense, positively in the event of a reduction in base rates and adversely should base rates increase. A 1 basis point change in the change of our base rates for working capital financing would result in an approximately $113,000 increase or decrease in our borrowing costs, based upon year end working capital facilities utilized.

As a result of the remaining outstanding €260 million of Senior Secured Notes due 2012, we are exposed to foreign exchange movements. Movements in the Euro/Polish Zloty exchange rate will require us to revalue our liability on the Senior Secured Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of March 31, 2007, the Company had outstanding a hedge contract for a seven year interest rate swap agreement hedging 254.0 million EUR of the Senior Secured Notes. The swap agreement exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. Any changes in Euribor will result in a change in the interest expense. Each basis point move in Euribor will result in an increase or a decrease in annual interest expense of €25,600.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

(a) Exhibit

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed with the SEC on May 3, 2006 and incorporated herein by reference).

31.1 *	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2 *	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1 *	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)

Date: May 10, 2007	By:	/s/ William V. Carey
William V. Carey President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ Chris Biedermann
Chris Biedermann Vice President and Chief Financial Officer