Form 10-Q
period 2007-06-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2007-08-08
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The number of shares outstanding of each class of the issuer’s common stock as of August 6, 2007:

Common Stock ($.01 par value) 40,090,570

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

Amounts in columns expressed in thousands

(except share information)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$104,995	$159,362
Accounts receivable, net of allowance for doubtful accounts of $26,072 and $24,354 respectively	179,693	224,575
Inventories	90,393	89,522
Prepaid expenses and other current assets	17,940	24,299
Deferred income taxes	3,636	5,336

Total Current Assets	396,657	503,094

Intangible assets, net	475,596	371,624
Goodwill, net	438,508	398,005
Property, plant and equipment, net	61,248	49,801
Deferred income taxes	11,309	3,305
Other assets	533	204

Total Assets	$1,383,851	$1,326,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Trade accounts payable	$93,589	$138,585
Bank loans and overdraft facilities	144,310	24,656
Income taxes payable	3,960	2,975
Taxes other than income taxes	75,134	94,985
Other accrued liabilities	75,231	57,620
Current portions of obligations under capital leases	1,589	2,005

Total Current Liabilities	393,813	320,826

Long-term debt, less current maturities	3	8
Long-term obligations under capital leases	1,941	1,122
Long-term obligations under Senior Secured Notes	310,670	393,434
Deferred income taxes	87,242	68,275

Total Long Term Liabilities	399,856	462,839

Minority interests	491	21,395

Stockholders’ Equity
Common Stock ($0.01 par value, 80,000,000 shares authorized, 40,325,107 and 38,691,635 shares issued at June 30, 2007 and December 31, 2006, respectively)	404	387
Additional paid-in-capital	423,518	374,985
Retained earnings	142,879	128,084
Accumulated other comprehensive income	23,040	17,667
Less Treasury Stock at cost (246,037 shares at June 30, 2007 and December 31, 2006)	(150)	(150)

Total Stockholders’ Equity	589,691	520,973

Total Liabilities and Stockholders’ Equity	$1,383,851	$1,326,033

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

Amounts in columns expressed in thousands

(except per share information)

PROFIT AND LOSS	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Sales	$334,150	$280,032	$623,146	$519,509
Excise taxes	(65,515)	(58,003)	(126,296)	(107,363)
Net Sales	268,635	222,029	496,850	412,146
Cost of goods sold	213,081	176,250	394,978	328,906

Gross Profit	55,554	45,779	101,872	83,240

Operating expenses	30,405	23,748	57,807	46,637

Operating Income	25,149	22,031	44,065	36,603

Non operating income / (expense), net
Interest (expense), net	(8,305)	(7,856)	(16,954)	(15,915)
Other financial income / (expense), net	9,837	(11,413)	(5,562)	(7,590)
Other non operating income / (expense), net	(1,670)	165	(2,014)	1,476

Income before taxes	25,011	2,927	19,535	14,574

Income tax expense	4,714	557	3,685	2,421

Minority interests	326	2,261	1,055	4,229

Net income	$19,971	$109	$14,795	$7,924

Net income per share of common stock, basic	$0.50	$0.00	$0.37	$0.22

Net income per share of common stock, diluted	$0.49	$0.00	$0.37	$0.22

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (UNAUDITED)

Amounts in columns expressed in thousands

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income	Total
	Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2006
	38,692	$387	246	$(150)	$374,985	$128,084	$17,667	$520,973

Net income for 2007	—	—	—	—	—	14,795	—	14,795
Foreign currency translation adjustment	—	—	—	—	—	—	5,373	5,373

Comprehensive income for 2007	—	—	—	—	—	14,795	5,373	20,168
Common stock issued in public placement	1,553	16	—	—	42,338	—	—	42,354

Common stock issued in connection with options	80	1	—	—	1,195	—	—	1,196
Refundable purchase price related to Botapol acquisition	—	—	—	—	5,000	—	—	5,000

Balance at June 30, 2007	40,325	$404	246	$(150)	$423,518	$142,879	$23,040	$589,691

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

Amounts in columns expressed in thousands

CASH FLOW	Six months ended June 30,
	2007	2006
Operating Activities
Net income	$14,795	$7,924
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	4,772	5,524
Deferred income taxes	(6,245)	(652)
Bad debt provision	566	511
Minority interests	1,055	4,229
Hedge valuation	—	(11,772)
Unrealized foreign exchange (gains) / losses	(6,172)	18,900
Cost of debt extinguishment	11,869	—
Stock options expense	948	309
Changes in operating assets and liabilities:
Accounts receivable	50,722	55,699
Inventories	2,315	6,409
Prepayments and other current assets	1,579	(4,592)
Trade accounts payable	(48,361)	(27,027)
Income and other taxes	(16,533)	(2,942)
Other accrued liabilities and other	8,735	(12,356)

Net Cash provided by Operating Activities	20,045	40,164

Investing Activities
Investment in fixed assets	(13,967)	(3,359)
Proceeds from the disposal of fixed assets	2,647	362
Proceeds from the disposal of financial assets	—	1,865
Refundable purchase price related to Botapol acquisition	5,000	—
Acquisitions of subsidiaries, net of cash acquired	(133,992)	(1,870)

Net Cash used in Investing Activities	(140,312)	(3,002)

Financing Activities
Borrowings on bank loans and overdraft facility	132,524	19,381
Payment of bank loans and overdraft facility	(17,315)	(15,774)
Payment of long-term borrowings	(1)	(1)
Payment of Senior Secured Notes	(95,440)	—
Hedge closure	—	(4,677)
Movements in capital leases payable	291	(1,081)
Issuance of shares in public placement	42,355	—
Options exercised	547	1,310

Net Cash provided by Financing Activities	62,961	(842)

Currency effect on brought forward cash balances	2,939	2,680
Net Increase / (Decrease) in Cash	(54,367)	39,000
Cash and cash equivalents at beginning of period	159,362	60,745

Cash and cash equivalents at end of period	$104,995	$99,745

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$—	$161

Supplemental disclosures of cash flow information
Interest paid	$19,739	$19,524
Income tax paid	$8,883	$2,447

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (“CEDC”), a Delaware corporation, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. Historically the Company has operated as a distributor and importer of alcoholic beverages in Poland. Since acquisitions made in 2005, the Company became the largest vodka producer, and the leading distributor and importer of alcoholic beverages in Poland. In July 2006, the Company expanded outside of Poland through the acquisition of Bols Hungary, becoming a leading importer of alcoholic beverages in Hungary. The Company is based in Warsaw and operates through its subsidiaries in Poland and Hungary.

2.	BASIS OF PRESENTATION

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our Company consolidates all entities that we control by ownership of a majority voting interest. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the six and three-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

On February 20, 2007 the Company closed a tender for the remaining outstanding shares of common stock of Polmos Bialystok, obtaining an additional 2.54 million shares for approximately $90.9 million, thus increasing the Company’s ownership in Polmos Bialystok to 90.14%. In addition, the Company purchased additional shares on the market and performed a mandatory buy out to purchase an additional 9.79% of the outstanding shares of common stock of Polmos Bialystok S.A. As of June 30, 2007 the Company’s owned 99.93% of the outstanding common stock of Polmos.

In connection with the tender and the mandatory buy out, the Company partially financed the purchase price for the shares through a draw down on a credit facility for approximately $107.2 million.

As of June 30, 2007, the Company also acquired the distribution assets of a small distributor in Northeast Poland. The consideration of $ 0.7 million was paid on April 2, 2007.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

The fair value of the assets acquired as of the recent acquisition date are:

ASSETS

Inventory	334
Equipment, net	268
Trademarks, net	87,110

Total Assets	$87,712

LIABILITIES

Deferred tax—long term liability	15,797

Total Liabilities	$15,797

Minority interests	(21,959)

Net identifiable assets and liabilities	93,874

Goodwill on acquisition	40,118

Consideration paid, satisfied in cash	133,992

Cash (acquired)	$0

Net Cash Outflow	$133,992

4.	INTANGIBLE ASSETS OTHER THAN GOODWILL

The major components of intangible assets are:

	June 30, 2007	December 31, 2006
Non-amortizable intangible assets:
Trademarks	$473,308	$369,052
Total	473,308	369,052
Amortizable intangible assets:
Trademarks	$5,886	$5,663
Customer relationships	1,318	1,228
Less accumulated amortization	(4,916)	(4,319)
Total	2,288	2,572

Total intangible assets	$475,596	$371,624

Following the tender for the additional shares of Polmos Bialystok in February and June 2007, the Company recorded an additional $87.1 million of the carrying value of the trademarks to reflect the ownership increase from 69% to 99% as well as the updated trademarks valuation. This relates mainly to Absolwent and Zubrówka trademarks which are not amortizable assets.

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

As of June 30, 2007, the Polish Zloty exchange rate used to translate the balance sheet strengthened as compared to the exchange rate as of December 31, 2006, and as a result a comprehensive income was recognized. Additionally, translation gains and losses with respect to long-term subordinated inter-company loans with the parent company are charged to other comprehensive income. No deferred tax benefit has been recorded on the comprehensive income/(loss) in regard to the long-term inter-company transactions with the parent company, as the repayment of any equity investment is not anticipated in the foreseeable future.

6.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic:
Net income	$19,971	$109	$14,795	$7,924

Weighted average shares of common stock outstanding	40,074	35,647	39,958	35,630
Basic earnings per share	$0.50	$0.00	$0.37	$0.22

Diluted:
Net income	$19,971	$109	$14,795	$7,924

Weighted average shares of common stock outstanding	40,074	35,647	39,958	35,630
Net effect of dilutive employee stock options based on the treasury stock method	499	382	440	410
Totals	40,573	36,029	40,398	36,040
Diluted earnings per share	$0.49	$0.00	$0.37	$0.22

Contingent shares for acquisitions and employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during the three and six months periods ended June 30, 2006 and 2007.

7.	BORROWINGS

Bank Facilities

In June 2006, the Company consolidated all working capital facilities to three banks. These facilities are used primarily to support the Company’s working capital requirements. These credit lines are only denominated in Polish Zloty.

As of June 30, 2007, $48.3 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

As of June 30, 2007, the company had utilized approximately $107.2 million of a multipurpose credit line agreement in connection with a tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company. The indebtedness under the credit line agreement bears interest at a rate equal to the one month Warsaw Interbank Rate plus a margin of 1.0% and matures on September 14, 2007. The Company has a bank commitment in place to refinance the full amount of this loan prior to maturity with the same interest rates and fee structure.

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

In order to reduce the Company’s borrowing costs, two redemptions of its Senior Secured Notes were completed during the first quarter of 2007 as described below.

On January 19, 2007, the Company completed a redemption of the Senior Secured Notes equal to €32.5 million. In addition to the payment of principal and accrued interest the Company paid a premium of 8%. The repurchase was financed with the proceeds from the equity offerings completed in December 2006.

On March 29, 2007 the Company completed a second redemption of the Senior Secured Notes equal to €32.5 million. In addition to the payment of principal and accrued interest the Company paid a premium of 8%. The repurchase was financed with the proceeds from the equity offerings completed in February 2007.

In line with above reduction of the Senior Secured Notes the Company recognized a loss of $2.8 million related to the portion of the Interest Rate Swap of $32.5 million closed in connection with the January repurchase and prepaid financing costs associated with retired debt for $2.2 million relating to both repurchases.

As of June 30, 2007 and December 31, 2006, the Company had accrued interest included in other accrued liabilities of $13.5 million and $15.5 million respectively related to the Senior Secured Notes, with the next coupon due for payment on July 25, 2007. Total obligations under the Senior Secured Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method and fair value adjustments from the application of hedge accounting as shown in the table below:

	June 30, 2007	December 31, 2006
Senior Secured Notes	$349,681	$427,810
Fair value bond mark to market	(30,408)	(20,452)
Unamortized portion of closed hedges	(830)	(3,760)
Unamortized bond costs	(7,773)	(10,164)

Total	$310,670	$393,434

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

Total borrowings as disclosed in the financial statements are:

	June 30, 2007	December 31, 2006
Short term bank loans and overdraft facilities for working capital and other corporate purposes	$144,310	$24,656

Total short term bank loans and overdraft facilities	144,310	24,656

Current portion of long term debt	—	—
Long term obligations under Senior Secured Notes	310,670	393,434
Other total long term debt, less current maturities	3	8

Total debt	$454,983	$418,098

The increase in short term bank loans was due to the draw down of approximately $107.2 million under a new credit line as described above in connection with the purchase of the additional shares of Polmos Bialystok S.A through the tender offer and mandatory buy-out.

June 30, 2007
Principal repayments for the following years
2007	$108,865
2008	35,448
2009	—
2010	—
2011 and beyond	310,670

Total	$454,983

The Company has a commitment in place to refinance the $107.2 million facility related to the Polmos Bialystok share purchase with a new Polish Zloty facility with a maturity of March 2009. The remaining amounts due in 2008 relate to normal working capital facilities which are typically renewed on an annual basis.

8.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	June 30, 2007	December 31, 2006
Raw materials and supplies	$16,064	$13,084
In-process inventories	293	298
Finished goods and goods for resale	74,036	76,140

Total	$90,393	$89,522

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

Operating Leases and Rent Commitments

In February 2004, the Company entered into a non cancelable operating lease agreement commencing May 1, 2004 for its main warehouse and office in Warsaw, which stipulated monthly payments of $122,700 per month. This agreement was signed for a seven-year period.

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

The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of June 30, 2007:

2007	$1,470
2008	2,481
2009	2,431
2010	1,329
Thereafter	820

Total	$8,531

During the second quarter of 2007, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease as of June 30, 2007 are as follows:

2007	$1,589
2008	1,941
2009	—

Gross payments due	$3,530
Less interest	(282)

Net payments due	$3,248

10.	INCOME TAXES

The Company operates in four tax jurisdictions: the United States of America, Poland, The Netherlands and Hungary. All Polish subsidiaries file their own corporate tax returns as well as account for their own deferred tax assets and liabilities. The Company does not file a tax return in Delaware based upon its consolidated income, but does file a return in Delaware based on the income statement for transactions occurring in the United States of America.

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

The Company files income tax returns in the U.S., Poland, Hungary and the Netherlands. Tax liabilities of the Company’s subsidiaries may be subject to examinations by the tax authorities for the year as indicated in the table below and subsequent years:

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

11.	INTEREST INCOME / (EXPENSE)

For the three and six months ended June 30, 2007 and 2006 respectively, the following items are included in Interest income / (expense):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest income	$1,463	$916	$2,779	$1,784
Interest expense	(9,768)	(8,772)	(19,733)	(17,699)

Total interest (expense), net	$(8,305)	$(7,856)	$(16,954)	$(15,915)

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

12.	OTHER FINANCIAL INCOME / (EXPENSE)

For the three and six months ended June 30, 2007 and 2006, the following items are included in Other Financial Income / (Expense):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Foreign exchange impact related to Senior Secured Notes financing	$9,536	$(11,147)	$6,172	$(18,900)
Net mark to market valuation adjustment on fair value hedge and Senior Secured Notes	59	—	154	—

Cost of bank guarantee for tender	—	—	(349)	—
Premium for early debt retirement	—	—	(6,940)	—
Gain on closed CIRS contracts (described in Note 13, below)	—	—	—	11,772
Write-off of hedge associated with retired debt	—	—	(2,757)	—
Write-off of financing costs associated with retired debt	—	—	(2,167)	—
Other foreign exchange gains / (losses)	242	(266)	325	(462)

Total other financial income / (expense), net	$9,837	$(11,413)	$(5,562)	$(7,590)

13.	FINANCIAL INSTRUMENTS

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

Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets, liabilities and firm commitments. The Company records changes in the fair value of derivative instruments which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

In September 2005, the Company entered into a coupon swap arrangement which exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. The hedge is accounted for as a fair value hedge according to SFAS 133 and is tested for effectiveness on a quarterly basis using the long haul method. Under this method, as long as the hedge is deemed highly effective both the fair value of the hedge and the hedge item are marked to market with the net impact recorded as gain or loss in other financial income. For the six months ended June 30, 2007, the company recorded a net gain of $154,000. In September 2005, the Company entered into a second hedge that exchanged the variable Euro coupon with a variable Polish Zloty coupon (CIRS). However, due to the continued strength of the Polish economy and currency the Company closed this swap contract. The hedge did not qualify for hedge accounting and therefore the changes in fair value were reflected in the results of operations.

In February 2006 and December 2006, a portion of the IRS hedge was closed and a new hedging relationship was created. The mark to market valuation of the closed hedges at the time was frozen and is being amortized over the remaining useful life of the hedged item. The hedge closure in December 2006 was related to the part of the Senior Secured Notes repurchased in January 2007. Consequently, the amount was written off in January 2007 following the repurchase. As of June 30, 2007, there is an unamortized asset of $0.8 million recorded as an adjustment to the valuation of the Senior Secured Notes.

14.	STOCK OPTION PLANS AND RESTRICTED STOCK AWARDS

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

The option exercise price for stock options granted under the Incentive Plan may not be less than fair market value but in some cases may be in excess of the closing price of the Common Stock on the date of grant. The Company uses the stock option price based on the closing price of the Common Stock on the day before the date of grant if such price is not materially different than the opening price of the Common Stock on the day of the grant. Stock options may be exercised up to 10 years after the date of grant except as otherwise provided in the particular stock option agreement. Payment for the shares must be in cash, which must be received by the Company prior to any shares being issued. Stock options granted as part of an employee employment contract vest within 1-2 years. Stock options granted as part of a loyalty program vest after three years. The Incentive Plan will expire in November 2007; however, a new plan was approved by CEDC shareholders during the annual shareholders meeting on April 30, 2007. This new plan will expire in November 2017. The terms and conditions of the new stock incentive plan are substantially similar to those of the old stock incentive plan.

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

A summary of the Company’s stock option and restricted stock units activity, and related information for the period ended June 30, 2007 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2007	1,319,900	$19.31
Granted	191,000	$29.57
Exercised	(64,275)	$15.59
Forfeited	(37,762)	$23.23

Outstanding at March 31, 2007	1,408,863	$20.76
Exercisable at March 31, 2007	925,175	$18.85

Outstanding at April 1, 2007	1,408,863	$20.76
Granted	56,500	$29.75
Exercised	(15,625)	$15.08
Forfeited	(11,250)	$15.08

Outstanding at June 30, 2007	1,438,488	$21.15
Exercisable at June 30, 2007	1,005,175	$19.56

Total Restricted Stock Units	Number of Restricted Stock Units	Weighted- Average Exercise Price
Outstanding at April 1, 2007	—	$—
Granted	36,430	$34.51
Exercised	—	$—
Forfeited	—	$—

Outstanding at June 30, 2007	36,430	$34.51
Exercisable at June 30, 2007	—	$—

During 2007, the range of exercise prices for outstanding options was $1.19 to $16.71. During 2007, the weighted average remaining contractual life of options outstanding was 5.5 years. Exercise prices for options outstanding as of June 30, 2007 ranged from $1.13 to $29.75. The Company has also granted 36,430 restricted stock units to its employees priced at $34.51.

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of June 30, 2007, the Company has not changed the terms of any outstanding awards.

During the six and three months ended June 30, 2007, the Company recognized compensation cost of $0.93 million and $0.48 million and a related deferred tax asset of $0.20 million and $0.10 million, respectively.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

As of June 30, 2007, there was $3.4 million of total unrecognized compensation cost related to non-vested stock options and restricted stock units granted under the Plan. The costs are expected to be recognized over a weighted average period of 21 months through 2007-2009.

Total cash received from exercise of options during the six months ended June 30, 2007 amounted to $0.55 million.

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

	2007	2006
Fair Value	$9.88	$7.33
Dividend Yield	0%	0%
Expected Volatility	32.9% - 38.4%	31.9 –50.7%
Weighted Average Volatility	37.4%	33.9%
Risk Free Interest Rate	4.9% - 5.1%	4.3 –5.1%
Expected Life of Options from Grant	3.2	3.2

The effect of the change in estimate related to the use of the binomial distribution model has been accounted for on a prospective basis. The Company will value all future stock option grants using the binomial distribution model. Management believes that the binomial distribution model is better than the Black-Scholes model because the binomial distribution model is a more flexible model which considers the impact of non-transferability, vesting and forfeiture provisions in the valuation of employee stock options.

15.	STOCKHOLDERS’ EQUITY

In February 2007, the Company completed a public offering of 1,553,571 shares of common stock at an offering price of $28 per share. The offering raised $42.3 million net of expenses, which was used to repurchase an additional portion of the Senior Secured Notes on March 30, 2007.

According to the share sale agreement with Takirra Investment Corporation, Rémy Cointreau S.A., and Botapol Management B.V. (an indirect subsidiary of Rémy) to acquire 100% of the outstanding capital stock of Botapol Holding B.V., the Company was entitled to the potential reimbursement of $5.0 million to be paid in cash if the weighted average of the closing price of the Company’s common stock exceeded $27.1 per share at any time during the period from twelve to eighteen months after the closing of the Bols Acquisition. This condition was met, and the Company was reimbursed with $5.0 million recorded in additional paid in capital.

16.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

As part of the Share Purchase Agreement related to the Polmos Bialystok Acquisition, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish Zloty (approximately $23 million based on the then-current exchange rate) during the five years after the acquisition was consummated. As of June 30, 2007, the Company has invested 33.9 million Polish Zloty (approximately $12.1 million) in Polmos Bialystok.

As of June 30, 2007, the Company has secured letters for credit for the construction of rectification lines with a cash deposit of $6.7 million. Moreover custom liabilities with the local tax office for imported products have been secured by cash held by the bank for $1.4 million.

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

During the six months of 2007, the Company made sales to a restaurant which is partially owned by the Chief Executive Officer of the Company. All sales were made on normal commercial terms, and total sales for the six months ended June 30, 2007 and 2006 were approximately $58,000 and $53,000.

18.	SUBSEQUENT EVENTS

On June 16, 2007, the Company signed a Letter of Intent to acquire a significant majority interest in a company in Russia holding various alcoholic beverage production and distribution assets, including the trademark rights for the Parliament brand in Russia. The Letter of Intent is subject to the execution of a definitive acquisition agreement, which would be subject to customary closing conditions. The acquisition is expected to close by year end and will be financed through a combination of cash, debt and equity.

On July 27, 2007, the Company signed the final Share Purchase Agreement to acquire 100% of the outstanding shares of PHS Sp. z o.o., a leading Polish distributor of alcoholic beverages. The total purchase price of approximately $8.4 million was funded through a combination of 80% cash and 20% shares of common stock of CEDC.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.

This report contains forward-looking statements, which provide our current expectations or forecasts of future events. These forward-looking statements may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. They appear in a number of places throughout this report and include, without limitation:

•

information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth, liquidity, prospects, strategies and the industry in which the Company and its subsidiaries operate;

•	statements about the level of our costs and operating expenses relative to the Company revenues, and about the expected composition of the Company’s revenues;

•	statements about consummation and integration of the Company’s acquisitions, including future acquisitions the Company may make;

•	information about the impact of Polish regulations on the Company business;

•	other statements about the Company’s plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

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

We urge you to read and carefully consider the items of the other reports that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect us and our future, including the risk factors described in the Company’s Annual Report on Form 10-K for the year ended, December 31, 2006 filed with the SEC on March 15, 2007. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur as described, or at all.

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

Overview

We are the largest vodka producer by value and volume in Poland and the leading distributor and importer of alcoholic beverages in Poland and in Hungary. Our business involves the distribution of products that we produce from our two distilleries, importation on an exclusive basis of many well known international beers, wines and spirits brands and wholesaling of a range of products from local and international drinks companies, in Poland and Hungary.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Results of Operations:

Three months ended June 30, 2007 compared to three months ended June 30, 2006

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

PROFIT AND LOSS	Three months ended
	June 30, 2007	June 30, 2006
Sales	$334,150	$280,032
Excise taxes	(65,515)	(58,003)
Net Sales	268,635	222,029
Cost of goods sold	213,081	176,250

Gross Profit	55,554	45,779

Operating expenses	30,405	23,748

Operating Income	25,149	22,031

Non operating income / (expense), net
Interest (expense), net	(8,305)	(7,856)
Other financial income / (expense), net	9,837	(11,413)
Other non operating income / (expense), net	(1,670)	165

Income before taxes	25,011	2,927

Income tax expense	4,714	557
Minority interests	326	2,261

Net income	$19,971	$109

Net income per share of common stock, basic	$0.50	$0.00

Net income per share of common stock, diluted	$0.49	$0.00

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and value added tax. Total net sales increased by approximately 21.0%, or $46.6 million, from $222.0 million for the three months ended June 30, 2006 to $268.6 million for the three months ended June 30, 2007. This increase in sales is due to the following factors:

Net Sales for three months ended June 30, 2006	$222,029
Increase from acquisitions	8,571
Existing business sales growth	11,905
Impact of foreign exchange rates	26,130

Net sales for three months ended June 30, 2007	$268,635

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Factors impacting our existing business sales in the second quarter of 2007 include the growth of the key vodka brands we produce (Absolwent, Bols, Soplica and Zubrówka), where liter sales grew by 12% in the second quarter of 2007 as compared to the second quarter of 2006, and an increase in sales of imported products of approximately 42.3% in value terms, or $9.3 million, from $22.0 million for the three months ended June 30, 2006 to $31.3 million for the three months ended June 30, 2007.

Gross Profit

Total gross profit increased by approximately 21.4%, or $9.8 million, to $55.6 million for the three months ended June 30, 2007, from $45.8 million for the three months ended June 30, 2006, reflecting sales growth for the factors noted above in the three months ended June 30, 2007. Gross margin increased from 20.6% of net sales for the three months ended June 30, 2006 to 20.7% of net sales for the three months ended June 30, 2007. This increase in gross margin resulted primarily from changes in sales mix, including growth in the sales of products we produce and growth of sales of products we import on an exclusive basis. Although spirit prices have declined significantly from their highs at the end of 2006, they are still higher than the first and second quarters of 2006. For the three months ending June 30, 2007 the estimated impact on margin due to the higher spirit pricing is $1.4 million.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses increased by approximately 28.3%, or $6.7 million, from $23.7 million for the three months ended June 30, 2006 to $30.4 million for the three months ended June 30, 2007. Approximately $1.7 million of this increase resulted primarily from the effects of the acquisition of Bols Hungary in August 2006 and the remainder of the increase resulted primarily from the growth of the business and the impact of foreign exchange expenses as detailed below.

Operating expenses for three months ended June 30, 2006	$23,748
Increase from acquisitions	1,751
Increase from existing business growth	2,111
Impact of foreign exchange rates	2,795

Operating expenses for three months ended June 30, 2007	$30,405

The table below sets forth the items of operating expenses.

	Three Months Ended June 30,
	2007	2006
	($ in thousands)
S,G&A	$24,160	$19,317
Marketing.	4,168	2,787
Depreciation and amortization	1,700	1,510
Bad debt provision	377	134

Total operating expense	$30,405	$23,748

S,G&A consists of salaries, warehousing and transportation costs and administrative expenses. S,G&A increased by approximately 25.4%, or $4.9 million, from $19.3 million for the three months ended June 30, 2006 to $24.2 million for the three months ended June 30, 2007. Approximately $1.2 million of this increase resulted primarily from the effects of the Bols Hungary acquisition in August 2006 and the remainder of the increase resulted primarily from the growth of the business and the 11% appreciation of the Polish Zloty against the U.S. Dollar. As a percent of sales, S,G&A has increased from 8.7% of net sales for the three months ended June 30, 2006 to 9.0% of net sales for the three months ended June 30, 2007.

Depreciation and amortization increased by approximately 13.3%, or $ 0.2 million, from $1.5 million for the three months ended June 30, 2006 to $1.7 million for the three months ended June 30, 2007. This increase resulted primarily from the effect of business acquisitions.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Bad debt expense remained stable at approximately 0.1% of net sales.

Operating Income

Total operating income increased by approximately 14.1%, or $3.1 million, from $22.0 million for the three months ended June 30, 2006 to $25.1 million for the three months ended June 30, 2007. This increase resulted primarily from our existing business growth.

Non Operating Income and Expenses

Total interest expense increased by approximately 5.1%, or $0.4 million, from $7.9 million for the three months ended June 30, 2006 to $8.3 million for the three months ended June 30, 2007. This increase resulted from a combination of additional borrowings for the purchase of Polmos Bialystok shares and increased interest rates in 2007 as compared to 2006.

The Company recognized $9.5 million of foreign exchange rate gains related to the impact of movements in exchange rates on our Senior Secured Notes.

Other non-operating income decreased by approximately $1.8 million, from $165,000 for the three months ended June 30, 2006, to a non-operating loss of $1.7 million for the three months ended June 30, 2007. This decrease resulted primarily from a gain in sales of assets recorded in 2006, including a gain on sales of accounts receivable which were fully provided for. In addition, the company booked a write-off for certain non-recurring transaction costs of $0.8 million during the second quarter of 2007.

Income Tax

Our effective tax rate for the three months ending June 30, 2007 was 18.9%, which was driven primarily by the tax rate in Poland of 19%, where most of our income is generated and the tax loss carry forward generated in the U.S.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Results of Operations:

Six months ended June 30, 2007 compared to six months ended June 30, 2006

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Six months ended
	June 30, 2007	June 30, 2006
Sales	$623,146	$519,509
Excise taxes	(126,296)	(107,363)
Net Sales	496,850	412,146
Cost of goods sold	394,978	328,906

Gross Profit	101,872	83,240

Operating expenses	57,807	46,637

Operating Income	44,065	36,603

Non operating income / (expense), net
Interest (expense), net	(16,954)	(15,915)
Other financial income / (expense), net	(5,562)	(7,590)
Other non operating income / (expense), net	(2,014)	1,476

Income before taxes	19,535	14,574

Income tax expense	3,685	2,421
Minority interests	1,055	4,229

Net income	$14,795	$7,924

Net income per share of common stock, basic	$0.37	$0.22

Net income per share of common stock, diluted	$0.37	$0.22

Net Sales

Total net sales increased by approximately 20.6%, or $84.8 million, from $412.1 million for the six months ended June 30, 2006 to $496.9 million for the six months ended June 30, 2007. This increase in sales is due to the following factors:

Net Sales for six months ended June 30, 2006	$412,146
Increase from acquisitions	18,449
Existing business sales growth	25,423
Impact of foreign exchange rates	40,832

Net sales for six months ended June 30, 2007	$496,850

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Factors impacting our existing business sales during first half of 2007 include the growth of the key vodka brands we produce (Absolwent, Bols, Soplica and Zubrówka), where liter sales grew by 15% for the six months ending June 30, 2007 as compared to the same period in 2006, and an increase in sales of imported products of approximately 50.9% in value terms, or $20.4 million, from $40.1 million for the six months ended June 30, 2006 to $60.5 million for the six months ended June 30, 2007.

Gross Profit

Total gross profit increased by approximately 22.5%, or $18.7 million, to $101.9 million for the six months ended June 30, 2007, from $83.2 million for the six months ended June 30, 2006, reflecting sales growth for the factors noted above in the six months ended June 30, 2007. Gross margin increased from 20.2% of net sales for the six months ended June 30, 2006 to 20.5% of net sales for the six months ended June 30, 2007. This increase in gross margin resulted primarily from changes in sales mix, including growth in the sales of products we produce and growth in the sales of products we import on an exclusive basis. Although spirit prices have declined significantly from their highs at the end of 2006, they are still higher than the first and second quarters of 2006. For the six months ending June 30, 2007 the estimated impact on margin due to the higher spirit pricing is $3.2 million.

Operating Expenses

Total operating expenses increased by approximately 24.0%, or $11.2 million, from $46.6 million for the six months ended June 30, 2006 to $57.8 million for the six months ended June 30, 2007. Approximately $3.4 million of this increase resulted primarily from the effects of the acquisition of Bols Hungary in August 2006 and the remainder of the increase resulted primarily from the growth of the business and the impact of foreign exchange expenses, as detailed below.

Operating expenses for six months ended June 30, 2006	$46,637
Increase from acquisitions	3,627
Increase from existing business growth	2,978
Impact of foreign exchange rates	4,565

Operating expenses for six months ended June 30, 2007	$57,807

The table below sets forth the items of operating expenses.

	Six Months Ended June 30,
	2007	2006
	($ in thousands)
S,G&A	$46,960	$37,895
Marketing	6,715	5,435
Depreciation and amortization	3,530	3,007
Bad debt provision	602	300

Total operating expense	$57,807	$46,637

S,G&A increased by approximately 24.0%, or $9.1 million, from $37.9 million for the six months ended June 30, 2006 to $47.0 million for the six months ended June 30, 2007. Approximately $2.7 million of this increase resulted primarily from the effects of the Bols Hungary acquisition in August 2006 and the remainder of the increase resulted primarily from the growth of the business and the 11% appreciation of the Polish Zloty against the U.S. Dollar. As a percent of sales, S,G&A has increased from 9.2% of net sales for the six months ended June 30, 2006 to 9.5% of net sales for the six months ended June 30, 2007.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Depreciation and amortization increased by approximately 16.7%, or $ 0.5 million, from $3.0 million for the six months ended June 30, 2006 to $3.5 million for the six months ended June 30, 2007. This increase resulted primarily from the effect of business acquisitions.

Bad debt expense remained stable at approximately 0.1% of net sales.

Operating Income

Total operating income increased by approximately 20.5%, or $7.5 million, from $36.6 million for the six months ended June 30, 2006 to $44.1 million for the six months ended June 30, 2007. This increase resulted primarily from our existing business growth.

Non Operating Income and Expenses

Total interest expense increased by approximately 6.9%, or $1.1 million, from $15.9 million for the six months ended June 30, 2006 to $17.0 million for the six months ended June 30, 2007. This increase resulted from a combination of additional borrowings for the purchase of Polmos Bialystok shares and increased interest rates in 2007 as compared to 2006.

In order to reduce the Company’s overall cost of borrowings, the Company completed a redemption of a portion of its Senior Secured Notes. In connection with this redemption, the Company incurred one-off early debt retirement costs of approximately $6.9 million relating to the 8% premium for early debt redemption and $5.0 million of written off financing costs and hedges associated with the retired debt. For detailed information regarding these costs please refer to Note 12 to our consolidated financial statements. In addition, the Company recognized a $6.2 million of foreign exchange rate gains related to the impact of movements in exchange rates on our Senior Secured Notes.

Other non-operating income decreased by approximately $3.5 million, from $1.5 million for the six months ended June 30, 2006 to a non-operating loss of $2.0 million for the six months ended June 30, 2007. This decrease resulted primarily from a gain in sales of assets recorded in 2006, including a gain on sales of accounts receivable which were fully provided for. In addition the company booked a write off for certain non recurring transaction costs for $0.8 million during the second quarter of 2007.

Income Tax

Our effective tax rate for the six months ending June 30, 2007 was 18.9%, which was driven primarily by the tax rate in Poland of 19%, where most of our income is generated and the tax loss carry forward generated in the U.S.

Liquidity and Capital Resources

The Company’s primary uses of cash in the future will be to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The Company expects to fund these requirements in the future with cash flows from its operating activities, cash on hand, and the financing arrangements described below.

Financing Arrangements

Existing Credit Facilities

As of June 30, 2007, the Company had total debt outstanding under existing credit facilities in the Polish Zloty equivalent of approximately $145.6 million. In order to fund working capital and other liquidity requirements, the Company also has available non-committed credit lines with various banks and credit institutions. As of June 30, 2007, the amount of available, unutilized and uncommitted credit facilities was the Polish Zloty equivalent of approximately $48.3 million. These existing credit facilities are subject to renewal on an annual basis.

Financing for Polmos Bialystok Tender

On October 12, 2006, Carey Agri entered into a multipurpose credit line agreement with Fortis Bank SA/NV, Austrian Branch, in connection with a tender offer and mandatory buy-out of outstanding shares of Polmos Bialystok S.A.

The indebtedness under the credit line agreement bears interest at a rate equal to the one month Warsaw Interbank Rate plus a margin of 1.00% and matures on September 14, 2007.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

In February 2007, the Company drew down approximately $69.2 million under the credit line agreement following the closing of the tender offer for the outstanding common shares of Polmos Bialystok. The Company anticipates refinancing this credit line agreement prior to its termination in September 2007 with a longer term credit facility that has already been committed.

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

On January 19, 2007 the Company completed a redemption of the Senior Secured Notes equal to €32.5 million. In addition to the payment of principal and accrued interest, the Company paid an early premium of 8%. The redemption was financed with the proceeds from the Company’s equity offering completed in December 2006.

On March 29, 2007 the Company completed a second redemption of the Senior Secured Notes equal to €32.5 million. In addition to the payment of principal and accrued interest the Company paid an early redemption premium of 8%. The redemption was financed with the proceeds from the Company’s equity offering completed in February 2007.

In line with above reduction of the Senior Secured Notes the Company recognized a loss of $2.8 million related to the portion of the Interest Rate Swap of $32.5 million closed in connection with the January redemption and prepaid financing costs associated with retired debt for $2.2 million relating to both redemptions.

Equity Offering

In February 2007, the Company closed a public offering of 1,553,571 shares of common stock at an offering price of $28 per share. The proceeds from this offering were used to repurchase a portion of our Senior Secured Notes as described above.

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

	Six months ended June 30, 2007	Six months ended June 30, 2006
	($ in thousands)
Cash flow from operating activities	$20,045	$40,164
Cash flow from investing activities	$(140,312)	$(3,002)
Cash flow from financing activities	$62,961	$(842)

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Net cash provided by operating activities for the six months ended June 30, 2007 was $20.0 million as compared to $40.2 million for the six months ended June 30, 2006. The primary driver for this change was movements in working capital. Working capital movements utilized $1.5 million of cash outflows for the six months ended June 30, 2007 as compared to $15.2 million of cash inflows for the six months ended June 30, 2006. The primary drivers for the change in working capital movements were higher payments to suppliers and tax offices. In order to improve margins the Company negotiated better pricing from suppliers compensating in some cases with shorter payment terms. In addition, the Company had higher corporate and excise tax payments for the six months ending June 30, 2007 as compared to the six months ending June 30, 2006, primarily due to timings of these payments.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Net cash flow used in investing activities

Net cash flows used in investing activities represents primarily net cash used to acquire subsidiaries and fixed assets offset by proceeds from sales of fixed assets. Net cash used in investing activities for the six months ended June 30, 2007 was $140.3 million as compared to $3.0 million for the six months ended June 30, 2006. The primary cash outflows from investing activities for the six months ended June 30, 2007 were the acquisition of additional shares of common stock of Polmos Bialystok that took place in February 2007 and June 2007, which resulted in cash outflow of $134.0 million . Investment in fixed assets of $14.0 million are represented primarily by investment in new rectification lines at our production facilities of $5.7 million, $2.3 million spent on land and buildings primarily in Polmos Bialystok, $1.9 million spent on vehicles, $1.7 million spent on equipment and the remaining amount has been invested in IT, intangibles and other fixed assets.

In January of 2007, the Company received a payment of $5.0 million related to the Botapol acquisition completed in August 2005. According to the acquisition agreement, up to $5.0 million of the cash consideration paid for Botapol was required to be reimbursed to the Company if the weighted average of the closing price of the Company’s common stock exceeded $27.1 per share at any time during the period from twelve to eighteen months after the closing of the Bols Acquisition. This condition was met and the Company has recorded the cash inflow.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash provided by financing activities was $63.0 million for the six months ended June 30, 2007 as compared to a net cash outflow of $0.8 million for the six months ended June 30, 2006. The cash flows from financing activities during the six months ended June 30, 2007 include outflows of $95.4 million for the payments to redeem a portion of our Senior Secured Notes and inflows of $42.4 million from the public offering of our common stock issued in connection with this redemption. The Company also drew down $132.5 million in order to finance the acquisition of additional shares of common stock of Polmos Bialystok as described above and repaid $17.3 million of bank loans and overdraft facilities connected with working capital.

The Company’s Future Liquidity and Capital Resources

The Company’s primary uses of cash in the future will be to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The Company expects to fund these requirements in the future with cash flows from its operating activities, cash on hand, and financing arrangements available to the Company, including those described above.

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

As a result of the remaining outstanding €260 million of Senior Secured Notes due 2012, the Company is exposed to foreign exchange movements. Movements in the EUR-Polish Zloty exchange rate will require us to revalue our liability on the Senior Secured Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of June 30, 2007, the Company had outstanding a hedge contract on a notional amount of €254.0 of the Senior Secured Notes for a seven year interest rate swap agreement. The swap agreement exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the six-month Euribor rate plus a margin.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

The average Polish Zloty/ U.S. Dollar exchange rate used to re-translate our income statement depreciated by approximately 11% as compared to the same period in 2006. The actual period-end Polish Zloty/ U.S. Dollar exchange rate used to re-translate our balance sheet appreciated by less than 4% as compared to December 31, 2006.

Contractual Obligations

As described in Note 7, the Company redeemed 20% of the outstanding Senior Secured notes, thus reducing contractual obligations due in July 2012 by €65 million. In addition, the Company drew down $132.5 million of short term facilities primarily to finance the acquisition of additional shares of common stock of Polmos Bialystok.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements

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

Our commercial foreign exchange exposure mainly arises from the fact that substantially all of our revenues are denominated in Polish Zloty, and our Senior Secured Notes are denominated in Euros. This Euro debt has been lent down to the operating subsidiary level in Poland, thus exposing the Company to movements in the Euro/Polish Zloty exchange rate. Every 1% movement in this exchange rate would result in an approximately €2.6 million change in the valuation of the liability with the offsetting pre-tax gains or losses recorded in the profit and loss of the Company per annum without considering any potential early repayments of the Senior Secured Notes.

Because all of our working capital financing is at floating rates, changes in interest rates may impact our net interest expense, positively in the event of a reduction in base rates and adversely should base rates increase. A one basis point change in our base rates for working capital financing would result in an approximately $113,000 increase or decrease in our borrowing costs, based upon year end working capital facilities utilized.

As a result of the remaining outstanding €260 million of Senior Secured Notes due 2012, we are exposed to foreign exchange movements. Movements in the Euro/Polish Zloty exchange rate will require us to revalue our liability on the Senior Secured Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of June 30, 2007, the Company had outstanding a seven year interest rate swap agreement hedging 254.0 million EUR of the Senior Secured Notes. The swap agreement exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. Any changes in Euribor will result in a change in the interest expense. Each basis point move in Euribor will result in an increase or a decrease in annual interest expense of €25,400.

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

The Company held its annual meeting of stockholders on April 30, 2007. At the meeting, directors were elected, the Company’s 2007 Stock Incentive Plan was approved and the Company’s selection of independent public auditors for the 2007 fiscal year was ratified.

The votes cast for, against and withheld for each nominee for director were as follows:

Nominees	FOR	AGAINST	WITHHOLD AUTHORITY TO VOTE
William. V Carey	25,228,619	0	708,640

David Bailey	25,219,252	0	718,007

N. Scott Fine	25,275,224	0	662,035

Tony Housh	25,219,247	0	718,012

Bobby Koch	25,144,016	0	793,243

Jan Laskowski	25,197,359	0	739,900

Markus Sieger	25,303,344	0	633,915

The selection of independent public auditors was ratified by a vote of 25,898,796 in favor and 23,290 votes against with 15,173 votes abstaining and no broker non-votes.

The Company’s 2007 Stock Incentive Plan was approved by a vote of 19,463,313 votes in favor and 1,558,408 votes against with 43,690 votes abstaining and 4,871,848 broker non-votes.

ITEM 6.	EXHIBITS

(a) Exhibit

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed with the SEC on May 3, 2006 and incorporated herein by reference).

10.1	Annex 2 to the Multipurpose Credit Line Agreement by and between Fortis Bank SA/NV and Carey Agri International Poland Sp. z o.o. dated April 16, 2007 (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 19, 2007 and incorporated herein by reference).

10.2	Annex 3 to the Non-Revolving Loan Agreement by and between Fortis Bank SA/NV and Carey Agri International Poland Sp. z o.o. dated June 11, 2007 (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2007 (the “June 13 8-K”) and incorporated herein by reference).

10.3	Bank guarantee by and between Fortis Bank SA/NV and Carey Agri International Poland Sp. z o.o. dated June 11, 2007 (Filed as Exhibit 10.2 to the June 13 8-K and incorporated herein by reference).

31.1 *	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2 *	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1 *	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)

Date: August 8, 2007	By:	/s/ William V. Carey
William V. Carey President and Chief Executive Officer

Date: August 8, 2007	By:	/s/ Chris Biedermann
Chris Biedermann Vice President and Chief Financial Officer