Form 10-Q
period 2007-09-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2007-11-08
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The number of shares outstanding of each class of the issuer’s common stock as of November 6, 2007:

Common Stock ($.01 par value) 40,404,771

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

Amounts in columns expressed in thousands

(except share information)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$97,362	$159,362
Accounts receivable, net of allowance for doubtful accounts of $27,300 and $24,354 respectively	196,962	224,575
Inventories	111,528	89,522
Prepaid expenses and other current assets	14,476	24,299
Deferred income taxes	2,060	5,336

Total Current Assets	422,388	503,094

Intangible assets, net	500,850	371,624
Goodwill, net	444,299	398,005
Property, plant and equipment, net	71,590	49,801
Deferred income taxes	16,636	3,305
Other assets	744	204

Total Assets	$1,456,507	$1,326,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$118,225	$138,585
Bank loans and overdraft facilities	35,182	24,656
Income taxes payable	4,334	2,975
Taxes other than income taxes	76,171	94,985
Other accrued liabilities	61,375	57,620
Current portions of obligations under capital leases	1,699	2,005

Total Current Liabilities	296,986	320,826

Long-term debt, less current maturities	112,784	8
Long-term obligations under capital leases	2,239	1,122
Long-term obligations under Senior Secured Notes	333,879	393,434
Deferred income taxes	91,833	68,275

Total Long Term Liabilities	540,735	462,839

Minority interests	473	21,395

Stockholders’ Equity
Common Stock ($0.01 par value, 80,000,000 shares authorized, 40,403,771 and 38,691,635 shares issued at September 30, 2007 and December 31, 2006, respectively)	404	387
Additional paid-in-capital	426,257	374,985
Retained earnings	159,899	128,084
Accumulated other comprehensive income	31,903	17,667
Less Treasury Stock at cost (246,037 shares at September 30, 2007 and December 31, 2006)	(150)	(150)

Total Stockholders’ Equity	618,313	520,973

Total Liabilities and Stockholders’ Equity	$1,456,507	$1,326,033

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

Amounts in columns expressed in thousands

(except per share information)

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
PROFIT AND LOSS
Sales	$368,910	$298,566	$992,056	$818,075
Excise taxes	(69,311)	(64,664)	(195,607)	(172,027)
Net Sales	299,599	233,902	796,449	646,048
Cost of goods sold	237,892	183,198	632,870	512,104

Gross Profit	61,707	50,704	163,579	133,944

Operating expenses	33,297	26,662	91,104	73,299

Operating Income	28,410	24,042	72,475	60,645

Non operating income / (expense), net
Interest (expense), net	(9,337)	(7,931)	(26,291)	(23,846)
Other financial income / (expense), net	(1,110)	5,856	(6,672)	(1,734)
Other non operating income / (expense), net	1,006	(139)	(1,008)	1,337

Income before taxes	18,969	21,828	38,504	36,402

Income tax expense	1,943	3,929	5,628	6,350

Minority interests	6	2,461	1,061	6,690

Net income	$17,020	$15,438	$31,815	$23,362

Net income per share of common stock, basic	$0.42	$0.43	$0.80	$0.66

Net income per share of common stock, diluted	$0.42	$0.43	$0.79	$0.65

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (UNAUDITED)

Amounts in columns expressed in thousands

(except per share information)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income	Total
	Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2006	38,692	$387	246	$(150)	$374,985	$128,084	$17,667	$520,973

Net income for 2007	—	—	—	—	—	31,815	—	31,815
Foreign currency translation adjustment
	—	—	—	—	—	—	14,236	14,236

Comprehensive income for 2007	—	—	—	—	—	31,815	14,236	46,051
Common stock issued in public placement	1,554	16	—	—	42,338	—	—	42,354
Common stock issued in connection with options	110	1	—	—	2,241	—	—	2,242
Common stock issued in connection with acquisitions	48	0	—	—	1,693	—	—	1,693
Refundable purchase price related to Botapol acquisition	—	—	—	—	5,000	—	—	5,000
Balance at September 30, 2007	40,404	$404	246	$(150)	$426,257	$159,899	$31,903	$618,313

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

Amounts in columns expressed in thousands

	Nine months ended September 30,
	2007	2006
CASH FLOW
Operating Activities
Net income	$31,815	$23,362
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	7,292	6,858
Deferred income taxes	(9,355)	(2,254)
Bad debt provision	239	752
Minority interests	1,061	6,690
Hedge valuation	—	(11,772)
Unrealized foreign exchange (gains) / losses	(4,414)	13,508
Cost of debt extinguishment	11,869	—
Stock options expense	1,424	959
Other non cash items	1,051	—
Changes in operating assets and liabilities:
Accounts receivable	46,427	57,388
Inventories	(6,213)	8,924
Prepayments and other current assets	6,297	2,632
Trade accounts payable	(35,667)	(33,304)
Other accrued liabilities and payables	(21,508)	(18,505)

Net Cash provided by Operating Activities	30,318	55,238

Investing Activities
Investment in fixed assets	(22,342)	(6,978)
Proceeds from the disposal of fixed assets	2,647	909
Investment in trademarks	—	(1,210)
Refundable purchase price related to Botapol acquisition	5,000	—
Acquisitions of subsidiaries, net of cash acquired	(141,000)	(22,403)

Net Cash used in Investing Activities	(155,695)	(29,682)

Financing Activities
Borrowings on bank loans and overdraft facility	132,524	16,647
Payment of bank loans and overdraft facility	(25,207)	(19,505)
Payment of long-term borrowings	(7)	—
Payment of Senior Secured Notes	(95,440)	—
Hedge closure	—	(4,677)
Movements in capital leases payable	329	(1,865)
Issuance of shares in public placement	42,355	—
Proceeds from sales of financial assets, net	—	1,891
Options exercised	1,117	801

Net Cash provided by Financing Activities	55,671	(6,708)

Currency effect on brought forward cash balances	7,706	4,384
Net Increase / (Decrease) in Cash	(62,000)	23,232
Cash and cash equivalents at beginning of period	159,362	60,745

Cash and cash equivalents at end of period	$97,362	$83,977

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	1,693	$161

Supplemental disclosures of cash flow information
Interest paid	$37,676	$36,807
Income tax paid	$13,817	$6,873

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (“CEDC”), a Delaware corporation, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. Historically the Company has operated as a distributor and importer of alcoholic beverages in Poland. Since acquisitions made in 2005, the Company became the largest vodka producer and the leading distributor and importer of alcoholic beverages in Poland. In July 2006, the Company expanded outside of Poland through the acquisition of Bols Hungary, becoming a leading importer of alcoholic beverages in Hungary. The Company is based in Warsaw and operates through its subsidiaries in Poland and Hungary.

2.	BASIS OF PRESENTATION

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our Company consolidates all entities that we control by ownership of a majority voting interest. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the nine and three-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

On February 20, 2007, the Company closed a tender for the remaining outstanding shares of common stock of Polmos Bialystok, obtaining an additional 2.54 million shares for approximately $90.9 million, thus increasing the Company’s ownership in Polmos Bialystok to 90.14%. In addition, the Company purchased additional shares on the market and performed a mandatory buyout to purchase an additional 9.79% of the outstanding shares of common stock of Polmos Bialystok S.A for approximately $41.9 million. As of September 30, 2007 the Company’s owned 99.93% of the outstanding common stock of Polmos.

In connection with the tender and the mandatory buyout, the Company partially financed the purchase price for the shares through a draw down on a credit facility for approximately $112.8 million.

On March 31, 2007, the Company also acquired the distribution assets of a small distributor in Northeast Poland for the total consideration of $1.2 million.

On July 16, 2007, the Company signed a Letter of Intent to acquire a significant majority interest in a company in Russia holding various alcoholic beverage production and distribution assets, including the trademark rights for the Parliament brand in Russia. The Letter of Intent is subject to the execution of definitive agreements, which would be subject to customary closing conditions. The acquisition is currently expected to close during first quarter 2008 and will be financed through a combination of cash, debt and equity.

On July 27, 2007, the Company signed the final Share Purchase Agreement to acquire 100% of the outstanding shares of PHS Sp. z o.o. “PHS”, a leading Polish distributor of alcoholic beverages. The total purchase price of approximately $8.4 million was funded through a combination of 80% cash and 20% shares of common stock of CEDC.

The fair value of the net assets acquired in connection with all 2007 acquisitions as of the acquisition date are:

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

ASSETS

Cash and cash equivalents	$265
Finacial assets	1
Trade recievables, gross	3,572
Inventory	8,259
Prepayments	1,072
Deferred tax - current	334
Equipment	1,357
Trademarks	87,552

Total Assets	$102,412

LIABILITIES
Trade payables	$7,093
Overdraft and short term bank loans	3,952
Other taxes payable	262
Other Accrued liabilities	17,152
Long term leases	193

Total Liabilities	$28,652

Minority interests	(21,959)

Net identifiable assets and liabilities	$95,719

Goodwill on acquisition	$47,240

Consideration paid, satisfied in cash	141,265
Consideration paid, satisfied in shares	1,694

Cash (acquired)	$265

Net Cash Outflow	$141,000

4.	INTANGIBLE ASSETS OTHER THAN GOODWILL

The major components of intangible assets are:

	September 30, 2007	December 31, 2006
Non-amortizable intangible assets:
Trademarks	$498,211	$369,052
Total	$498,211	$369,052
Amortizable intangible assets:
Trademarks	$6,196	$5,663
Customer relationships	1,824	1,228
Less accumulated amortization	(5,381)	(4,319)
Total	$2,639	$2,572

Total intangible assets	$500,850	$371,624

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

Following the tender for the additional shares of Polmos Bialystok in February and June 2007, the Company recorded an additional $87.1 million of the carrying value of the trademarks to reflect the ownership increase from 69% to 99% as well as the updated trademarks valuation. This relates mainly to Absolwent and Zubrówka trademarks which have indefinite lives.

Management considers trademarks that are indefinite-lived assets to have high or market-leader brand recognition within their market segments based on the length of time they have existed, the comparatively high volumes sold and their general market positions relative to other products in their respective market segments. These trademarks include Soplica, Zubrówka, Absolwent, Royal and the rights for Bols Vodka in Poland, Hungary and Russia. Taking the above into consideration, as well as the evidence provided by analyses of vodka products life cycles, market studies, competitive and environmental trends, management believes that these brands will generate cash flows for an indefinite period of time, and that the useful lives of these brands are indefinite. In accordance with SFAS 142, intangible assets with an indefinite life are not amortized but are reviewed at least annually for impairment.

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

As of September 30, 2007, the Polish Zloty exchange rate used to translate the balance sheet strengthened as compared to the exchange rate as of December 31, 2006, and as a result a comprehensive income was recognized. Additionally, translation gains and losses with respect to long-term subordinated inter-company loans with the parent company are charged to other comprehensive income. No deferred tax benefit has been recorded on the comprehensive income/(loss) in regard to the long-term inter-company transactions with the parent company, as the repayment of any equity investment is not anticipated in the foreseeable future.

6.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basic:
Net income	$17,020	$15,438	$31,815	$23,362

Weighted average shares of common stock outstanding	40,124	35,690	39,755	35,652
Basic earnings per share	$0.42	$0.43	$0.80	$0.66

Diluted:
Net income	$17,020	$15,438	$31,815	$23,362

Weighted average shares of common stock outstanding	40,124	35,690	39,755	35,652
Net effect of dilutive employee stock options based on the treasury stock method	690	358	535	397
Totals	40,814	36,048	40,290	36,049
Diluted earnings per share	$0.42	$0.43	$0.79	$0.65

Contingent shares for acquisitions and employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during the three and nine months periods ended September 30, 2006 and 2007.

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

As of September 30, 2007, $70.6 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

As of September 30, 2007, the company had utilized approximately $112.8 million of a multipurpose credit line agreement in connection with a tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company. The indebtedness under the credit line agreement bears interest at a rate equal to the one month Warsaw Interbank Rate plus a margin of 1.0% and matures on November 8, 2007. The Company has a bank commitment in place to refinance the full amount of this loan prior to maturity with the same interest rates and fee structure. The maturity date of the available debt is March 31, 2009. Accordingly, given the availability of the agreement with bank to refinance this loan with a new loan with the extended maturity date and the Company’s intention to use it, this loan was reclassified to the long-term bank loans.

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

As of September 30, 2007 and December 31, 2006, the Company had accrued interest included in other accrued liabilities of $6.4 million and $15.5 million respectively related to the Senior Secured Notes, with the next coupon due for payment on January 25, 2008. Total obligations under the Senior Secured Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method and fair value adjustments from the application of hedge accounting as shown in the table below:

	September 30, 2007	December 31, 2006
Senior Secured Notes	$369,229	$427,810
Fair value bond mark to market	(26,610)	(20,452)
Unamortized portion of closed hedges	(830)	(3,760)
Unamortized bond costs	(7,910)	(10,164)

Total	$333,879	$393,434

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

Total borrowings as disclosed in the financial statements are:

	September 30, 2007	December 31, 2006
Short term bank loans and overdraft facilities for working capital	$35,182	$24,656

Total short term bank loans and overdraft facilities	$35,182	$24,656
Long term bank loans for share tender	112,782	—
Long term obligations under Senior Secured Notes	333,879	393,434
Other total long term debt, less current maturities	2	8

Total debt	$481,845	$418,098

September 30, 2007
Principal repayments for the following years
2007	$—
2008	35,184
2009	112,782
2010	—
2011 and beyond	333,879

Total	$481,845

The amounts due in 2008 relate to normal working capital facilities which are typically renewed on an annual basis.

8.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	September 30, 2007	December 31, 2006
Raw materials and supplies	$17,414	$13,084
In-process inventories	406	298
Finished goods and goods for resale	93,708	76,140

Total	$111,528	$89,522

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

The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of September 30, 2007:

2007	$735
2008	2,481
2009	2,431
2010	1,329
Thereafter	820

Total	$7,796

During the third quarter of 2007, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease as of September 30, 2007 are as follows:

2007	$2,327
2008	1,611
2009	—

Gross payments due	$3,938
Less interest	(315)

Net payments due	$3,623

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

10.	INCOME TAXES

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

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109," effective January 1, 2007. Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of Interpretation 48 did not have a significant impact on the Corporation's financial statements.

The Company has recorded a provision for the penalty and interests on penalty for a Polish subsidiary in the amount of approximately $0.2 million. This provision was recognized during 2006 and was not related to the implementation of FASB Interpretation No. 48.

In August 2007, the Company received confirmation from the Polish tax office regarding a change in tax treatment for unrealized gains. As such the Company recognized a one time reduction in a deferred tax assets during the quarter. Partially offsetting this was an increase in the provision for unutilized tax loss carry forwards in Poland. The net difference was fully recognized in the current quarter resulting in an effective tax rate of 10% for the quarter as compared to a normal rate of 18%-19%.

The Company files income tax returns in the U.S., Poland, Hungary and the Netherlands. Tax liabilities of the Company’s subsidiaries may be subject to examinations by the tax authorities for the year as indicated in the table below and subsequent years:

Tax jurisdiction
U.S.	2003
Poland	2001
Hungary	2001
The Netherlands	2001

Currently there is one ongoing examination of the Corporation's income tax returns for prior years in Polmos Bialystok. The Company does not expect any material issues to arise as a result of this tax examination. As the application of tax laws and regulations and transactions are susceptible to varying interpretations, amounts reported in the consolidated financial statements could be changed at a later date upon final determination by the tax authorities.

11.	INTEREST INCOME / (EXPENSE)

For the three and nine months ended September 30, 2007 and 2006 respectively, the following items are included in Interest income / (expense):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Interest income	$1,245	$881	$4,024	$2,665
Interest expense	(10,582)	(8,812)	(30,315)	(26,511)

Total interest (expense), net	$(9,337)	$(7,931)	$(26,291)	$(23,846)

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

12.	OTHER FINANCIAL INCOME / (EXPENSE)

For the three and nine months ended September 30, 2007 and 2006, the following items are included in Other Financial Income / (Expense):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Foreign exchange impact related to Senior Secured Notes financing	$(1,106)	$5,392	$5,066	$(13,508)
Cost of bank guarantee for tender	—	—	(349)	—
Premium for early debt retirement	—	—	(6,940)	—
Gain on closed CIRS contracts (described in Note 13, below)	—	—	—	11,772
Write-off of hedge associated with retired debt	—	—	(2,757)	—
Write-off of financing costs associated with retired debt	—	—	(2,167)	—
Other foreign exchange gains / (losses)	(4)	464	475	2

Total other financial income / (expense), net	$(1,110)	$5,856	$(6,672)	$(1,734)

13.	FINANCIAL INSTRUMENTS

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

In September 2005, the Company entered into a coupon swap arrangement which exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. The hedge is accounted for as a fair value hedge according to SFAS 133 and is tested for effectiveness on a quarterly basis using the long haul method. Under this method, as long as the hedge is deemed highly effective both the fair value of the hedge and the hedge item are marked to market with the net impact recorded as gain or loss in the income statement. For the nine months ended September 30, 2007, the company recorded a net gain of $806,000. In September 2005, the Company entered into a second hedge that exchanged the variable Euro coupon with a variable Polish Zloty coupon (CIRS). However, due to the continued strength of the Polish economy and currency the Company closed this swap contract. The hedge did not qualify for hedge accounting and therefore the changes in fair value were reflected in the results of operations.

In February 2007 and December 2006, a portion of the IRS hedge was closed and a new hedging relationship was created. The mark to market valuation of the closed hedges at the time was frozen and is being amortized over the remaining useful life of the hedged item. The hedge closure in December 2006 was related to the part of the Senior Secured Notes repurchased in January 2007. Consequently, the amount was written off in January 2007 following the repurchase. As of September 30, 2007, there is an unamortized asset of $0.8 million recorded as an adjustment to the valuation of the Senior Secured Notes.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

The option exercise price for stock options granted under the Incentive Plan may not be less than fair market value but in some cases may be in excess of the closing price of the Common Stock on the date of grant. The Company uses the stock option price based on the closing price of the Common Stock on the day before the date of grant if such price is not materially different than the opening price of the Common Stock on the day of the grant. Stock options may be exercised up to 10 years after the date of grant except as otherwise provided in the particular stock option agreement. Payment for the shares must be in cash, which must be received by the Company prior to any shares being issued. Stock options granted to directors and officers as part of an employee employment contract vest within 1-2 years. Stock options granted to general employees as part of a loyalty program vest after three years. The Incentive Plan will expire in November 2007; however, a new plan was approved by CEDC shareholders during the annual shareholders meeting on April 30, 2007. This new plan will expire in November 2017. The terms and conditions of the new stock incentive plan are substantially similar to those of the old stock incentive plan.

Before January 1, 2006 CEDC, the holding company, realized net operating losses and therefore an excess tax benefit (windfall) resulting from the exercise of the awards and a related credit to Additional Paid-in Capital (APIC) of $2.2 million was not recorded in the Company’s books. The excess tax benefits and the credit to APIC for the windfall should not be recorded until the deduction reduces income taxes payable on the basis that cash tax savings have not occurred. The Company will recognize the windfall upon realization.

A summary of the Company’s stock option and restricted stock units activity, and related information for the period ended September 30, 2007 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2007	1,319,900	$19.31
Granted	191,000	$29.57
Exercised	(64,275)	$15.59
Forfeited	(37,762)	$23.23

Outstanding at March 31, 2007	1,408,863	$20.76
Exercisable at March 31, 2007	925,175	$18.85

Outstanding at April 1, 2007	1,408,863	$20.76
Granted	56,500	$29.75
Exercised	(15,625)	$15.08
Forfeited	(11,250)	$15.08

Outstanding at June 30, 2007	1,438,488	$21.15
Exercisable at June 30, 2007	1,005,175	$19.56

Outstanding at July 1, 2007	1,438,488	$21.15
Granted	18,750	$44.15
Exercised	(30,250)	$18.86
Forfeited	—	$—

Outstanding at September 30, 2007	1,426,988	$21.50
Exercisable at September 30, 2007	993,675	$19.63

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

Nonvested restricted stock units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Nonvested at April 1, 2007	—	$—
Granted	36,430	$34.51
Vested	—	$—
Forfeited	—	$—

Nonvested at June 30, 2007	36,430	$34.51

Nonvested at July 1, 2007	36,430	$34.51
Granted	1,000	$34.51
Vested	—	$—
Forfeited	(2,100)	$34.51

Nonvested at September 30, 2007	35,330	$34.51

During 2007, the range of exercise prices for outstanding options was $1.13 to $44.15. During 2007, the weighted average remaining contractual life of options outstanding was 5.3 years. Exercise prices for options exercisable as of September 30, 2007 ranged from $1.13 to $29.14. The Company has also granted 1,000 restricted stock units to its employees priced at $34.51.

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of September 30, 2007, the Company has not changed the terms of any outstanding awards.

During the nine and three months ended September 30, 2007, the Company recognized compensation cost of $1.4 million and $0.48 million and a related deferred tax asset of $0.27 million and $0.09 million, respectively.

As of September 30, 2007, there was $3.0 million of total unrecognized compensation cost related to non-vested stock options and restricted stock units granted under the Plan. The costs are expected to be recognized over a weighted average period of 20 months through 2007-2009.

Total cash received from exercise of options during the nine months ended September 30, 2007 amounted to $1.1 million.

For the nine months period ended September 30, 2007, the compensation expense related to all options was calculated based on the fair value of each option grant using the binomial distribution model. The Company has never paid cash dividends and does not currently have plans to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on average of implied and historical volatility projected over the remaining term of the options. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	2007	2006
Fair Value	$10.03	$7.33
Dividend Yield	0%	0%
Expected Volatility	30.5% - 38.4%	31.9 - 50.7%
Weighted Average Volatility	37.1%	33.9%
Risk Free Interest Rate	4.7% - 5.1%	4.3 - 5.1%
Expected Life of Options from Grant	3.2	3.2

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

15.	STOCKHOLDERS’ EQUITY

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

As part of the Share Purchase Agreement related to the October 2005 Polmos Bialystok Acquisition, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish Zloty (approximately $23 million based on the then-current exchange rate) during the five years after the acquisition was consummated. As of September 30, 2007, the Company has invested 38.0 million Polish Zloty (approximately $14.3 million) in Polmos Bialystok.

As of September 30, 2007, the Company has secured letters for credit for the construction of rectification lines with a cash deposit of $4.7 million. Moreover, custom liabilities with the local tax office for imported products have been secured by cash held by the bank for $1.5 million.

17.	RELATED PARTY TRANSACTION

In January of 2005, the Company entered into a rental agreement for a facility located in northern Poland, which is 33% owned by the Company’s Chief Operating Officer. The monthly rent to be paid by the Company for this location is approximately $16,300 per month and relates to facilities to be shared by two subsidiaries of the Company.

During the nine months of 2007, the Company made sales to a restaurant which is partially owned by the Chief Executive Officer of the Company. All sales were made on normal commercial terms, and total sales for the nine months ended September 30, 2007 and 2006 were approximately $86,000 and $78,500.

18.	SUBSEQUENT EVENTS

There were no subsequent events materially affecting Company’s business.

19.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.

This report contains forward-looking statements, which provide our current expectations or forecasts of future events. These forward-looking statements may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. They appear in a number of places throughout this report and include, without limitation:

•

information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth, liquidity, prospects, strategies and the industry in which the Company and its subsidiaries;

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Results of Operations:

Three months ended September 30, 2007 compared to three months ended September 30, 2006

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Three months ended
	September 30, 2007	September 30, 2006
PROFIT AND LOSS
Sales	$368,910	$298,566
Excise taxes	(69,311)	(64,664)
Net Sales	299,599	233,902
Cost of goods sold	237,892	183,198

Gross Profit	61,707	50,704

Operating expenses	33,297	26,662

Operating Income	28,410	24,042

Non operating income / (expense), net
Interest (expense), net	(9,337)	(7,931)
Other financial income / (expense), net	(1,110)	5,856
Other non operating income / (expense), net	1,006	(139)

Income before taxes	18,969	21,828

Income tax expense	1,943	3,929
Minority interests	6	2,461

Net income	$17,020	$15,438

Net income per share of common stock, basic	$0.42	$0.43

Net income per share of common stock, diluted	$0.42	$0.43

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and exclusive imports and value added tax. Total net sales increased by approximately 28.1%, or $65.7 million, from $233.9 million for the three months ended September 30, 2006 to $299.6 million for the three months ended September 30, 2007. This increase in sales is due to the following factors:

Net Sales for three months ended September 30, 2006	$233,902
Increase from acquisitions	14,485
Existing business sales growth	23,433
Impact of foreign exchange rates	27,779

Net sales for three months ended September 30, 2007	$299,599

Factors impacting our existing business sales in the third quarter of 2007 include the growth our key vodka brands, with Bols Vodka, our flagship premium vodka growing by 18% in volume terms as compared to the third quarter of 2006. In addition to growth of our own brands our sales of imports and other third party brands increased partially driven by new contracts including the distribution contract with Orlen, the largest gas station chain in Poland as well as market share gains taken from other distributors in Poland. Sales made by our distribution companies increased by 13% in the third quarter of 2007 as compared to the third quarter of 2006. Sales of our exclusive import brands grew by 49% in dollar value terms for the three months ending September 30, 2007, as compared to the same period in 2006.

Gross Profit

Total gross profit increased by approximately 21.7%, or $11.0 million, to $61.7 million for the three months ended September 30, 2007, from $50.7 million for the three months ended September 30, 2006, reflecting sales growth for the factors noted above in the three months ended September 30, 2007. Gross margin decreased from 21.7% of net sales for the three months ended September 30, 2006 to 20.6% of net sales for the three months ended September 30, 2007. The primary factors driving the margin decline were the inclusion of PHS for the third quarter of 2007, which operates primarily as a wholesaler with lower margins, and higher growth in our distribution business, as well as a full quarter of impact from the Orlen contract. For the three months ended September 30, 2007 sales from distribution companies represented 83% of our total sales revenues as compared to 81% for the same period in 2006.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses increased by approximately 24.7%, or $6.6 million, from $26.7 million for the three months ended September 30, 2006 to $33.3 million for the three months ended September 30, 2007. Approximately $1.0 million of this increase resulted primarily from the effects of the acquisition of PHS in July 2007 and the remainder of the increase resulted primarily from the growth of the business and the impact of foreign exchange expenses as detailed below.

Operating expenses for three months ended September 30, 2006	$26,662
Increase from acquisitions	1,026
Increase from existing business growth	2,391
Impact of foreign exchange rates	3,218

Operating expenses for three months ended September 30, 2007	$33,297

The table below sets forth the items of operating expenses.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

	Three Months Ended September 30,
	2007	2006
	($ in thousands)
S,G&A	$26,713	$21,558
Marketing.	4,727	3,476
Depreciation and amortization	1,857	1,628

Total operating expense	$33,297	$26,662

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A increased by approximately 23.6%, or $5.1 million, from $21.6 million for the three months ended September 30, 2006 to $26.7 million for the three months ended September 30, 2007. Approximately $1.1 million of this increase resulted primarily from the effects of the PHS acquisition in July 2007 and the remainder of the increase resulted primarily from the growth of the business and the appreciation of the Polish Zloty against the U.S. Dollar. As a percent of sales, S,G&A has decreased from 9.2% of net sales for the three months ended September 30, 2006 to 8.9% of net sales for the three months ended September 30, 2007.

Depreciation and amortization increased by approximately 18.8%, or $ 0.3 million, from $1.6 million for the three months ended September 30, 2006 to $1.9 million for the three months ended September 30, 2007. This increase resulted primarily from our existing business growth.

Operating Income

Total operating income increased by approximately 18.3%, or $4.4 million, from $24.0 million for the three months ended September 30, 2006 to $28.4 million for the three months ended September 30, 2007. This increase resulted primarily from the factors described above.

Non Operating Income and Expenses

Total interest expense increased by approximately 17.7%, or $1.4 million, from $7.9 million for the three months ended September 30, 2006 to $9.3 million for the three months ended September 30, 2007. This increase resulted from a combination of additional borrowings for the purchase of Polmos Bialystok shares completed in June 2007, and increased interest rates in 2007 as compared to 2006.

The Company recognized $1.1 million of unrealized foreign exchange rate losses related to the impact of movements in exchange rates on our Senior Secured Notes.

Other non-operating income increased by approximately $1.1 million for the three months ended September 30, 2007. This increase resulted primarily from a gain in sales of assets recorded in 2007.

Income Tax

In August 2007, the Company received confirmation from the Polish tax office regarding a change in tax treatment for unrealized gains. As such the Company recognized a one time reduction in a deferred tax assets during the quarter. Partially offsetting this was an increase in the provision for unutilized tax loss carry forwards in Poland. The net difference was fully recognized in the current quarter resulting in an effective tax rate of 10% for the quarter as compared to a normal rate of 18%-19%.

Results of Operations:

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

	Nine months ended
	September 30, 2007	September 30, 2006
Sales	$992,056	$818,075
Excise taxes	(195,607)	(172,027)
Net Sales	796,449	646,048
Cost of goods sold	632,870	512,104

Gross Profit	163,579	133,944

Operating expenses	91,104	73,299

Operating Income	72,475	60,645

Non operating income / (expense), net
Interest (expense), net	(26,291)	(23,846)
Other financial (expense), net	(6,672)	(1,734)
Other non operating income / (expense), net	(1,008)	1,337

Income before taxes	38,504	36,402

Income tax expense	5,628	6,350
Minority interests	1,061	6,690

Net income	$31,815	$23,362

Net income per share of common stock, basic	$0.80	$0.66

Net income per share of common stock, diluted	$0.79	$0.65

Net Sales

Total net sales increased by approximately 23.3%, or $150.5 million, from $646.0 million for the nine months ended September 30, 2006 to $796.5 million for the nine months ended September 30, 2007. This increase in sales is due to the following factors:

Net Sales for nine months ended September 30, 2006	$646,048
Increase from acquisitions	32,934
Existing business sales growth	48,856
Impact of foreign exchange rates	68,611

Net sales for nine months ended September 30, 2007	$796,449

Factors impacting our existing business sales for the nine months ending September 30, 2007 include the growth of our key vodka brands, with Bols Vodka, our flagship premium vodka, growing by 17% in volume terms as compared to the nine months ending September 30, 2006. In addition to the growth of our own brands, our sales of imports and other third party brands increased due in part to new contracts, including the distribution contract with Orlen, the largest gas station chain in Poland as well as market share gains taken from other distributors in Poland. Sales of our exclusive import brands grew by 50% in dollar value terms for the nine months ending September 30, 2007 as compared to the same period in 2006.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Gross Profit

Total gross profit increased by approximately 22.2%, or $29.7 million, to $163.6 million for the nine months ended September 30, 2007, from $133.9 million for the nine months ended September 30, 2006, reflecting sales growth for the factors noted above in the nine months ended September 30, 2007. Gross margin decreased from 20.7% of net sales for the nine months ended September 30, 2006 to 20.5% of net sales for the nine months ended September 30, 2007. The primary factor driving the margin decline was the inclusion of PHS for the third quarter of 2007, which operates primarily as a wholesaler with lower margins, as well as higher growth in our distribution business. For the nine months ended September 30, 2007 sales from distribution companies represented 82% of our total sales revenues as compared to 81% for the same period in 2006.

Operating Expenses

Total operating expenses increased by approximately 24.3%, or $17.8 million, from $73.3 million for the nine months ended September 30, 2006 to $91.1 million for the nine months ended September 30, 2007. Approximately $3.4 million of this increase resulted primarily from the effects of the acquisition of Bols Hungary in August 2006, $1.0 resulted from the effects of the acquisition of PHS in July 2007 and the remainder of the increase resulted primarily from the growth of the business and the impact of foreign exchange expenses, as detailed below.

Operating expenses for nine months ended September 30, 2006	$73,299
Increase from acquisitions	4,653
Increase from existing business growth	5,369
Impact of foreign exchange rates	7,783

Operating expenses for nine months ended September 30, 2007	$91,104

The table below sets forth the items of operating expenses.

	Nine Months Ended September 30,
	2007	2006
	($ in thousands)
S,G&A	$74,275	$59,753
Marketing	11,442	8,911
Depreciation and amortization	5,387	4,635

Total operating expense	$91,104	$73,299

S,G&A increased by approximately 24.2%, or $14.5 million, from $59.8 million for the nine months ended September 30, 2006 to $74.3 million for the nine months ended September 30, 2007. Approximately $2.7 million of this increase resulted primarily from the effects of the Bols Hungary acquisition in August 2006, $1.1 million resulted from the effects of the PHS acquisition in July 2007 and the remainder of the increase resulted primarily from the growth of the business and the appreciation of the Polish Zloty against the U.S. Dollar. As a percent of sales, S,G&A has increased from 9.2% of net sales for the nine months ended September 30, 2006 to 9.3% of net sales for the nine months ended September 30, 2007.

Depreciation and amortization increased by approximately 17.4%, or $0.8 million, from $4.6 million for the nine months ended September 30, 2006 to $5.4 million for the nine months ended September 30, 2007. This increase resulted primarily from our existing business growth.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Operating Income

Total operating income increased by approximately 19.6%, or $11.9 million, from $60.6 million for the nine months ended September 30, 2006 to $72.5 million for the nine months ended September 30, 2007. This increase resulted primarily from the factors described above.

Non Operating Income and Expenses

Total interest expense increased by approximately 10.5%, or $2.5 million, from $23.8 million for the nine months ended September 30, 2006 to $26.3 million for the nine months ended September 30, 2007. This increase resulted from a combination of additional borrowings for the purchase of Polmos Bialystok shares completed in June 2007, and increased interest rates in 2007 as compared to 2006.

In order to reduce the Company’s overall cost of borrowings, the Company completed a redemption of a portion of its Senior Secured Notes. In connection with this redemption, the Company incurred one-off early debt retirement costs of approximately $6.9 million relating to the 8% premium for early debt redemption and $4.9 million of written off financing costs and hedges associated with the retired debt. For detailed information regarding these costs please refer to Note 12 to our consolidated financial statements. In addition, the Company recognized a $5.1 million of foreign exchange rate gains related to the impact of movements in exchange rates on our Senior Secured Notes.

Other non-operating income decreased by approximately $2.3 million for the nine months ended September 30, 2007. This decrease resulted primarily from a gain in sales of assets recorded in 2006, including a gain on sales of accounts receivable which were fully provided for. In addition the company booked a write off for certain non recurring transaction costs for $0.8 million during the second quarter of 2007.

Income Tax

In August 2007, the Company received confirmation from the Polish tax office regarding a change in tax treatment for unrealized gains. As such the Company recognized a one time reduction in a deferred tax assets during the quarter. Partially offsetting this was an increase in the provision for unutilized tax loss carry forwards in Poland. The net difference was fully recognized in the current quarter resulting in an effective tax rate of 14.6% for the nine months ended September 30, 2007 as compared to a normal rate of 18%-19%.

Liquidity and Capital Resources

The Company’s primary uses of cash in the future will be to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The Company expects to fund these requirements in the future with cash flows from its operating activities, cash on hand, and the financing arrangements described below.

Financing Arrangements

Existing Credit Facilities

As of September 30, 2007, the Company had total debt outstanding under existing credit facilities in the Polish Zloty equivalent of approximately $148.0 million. In order to fund working capital and other liquidity requirements, the Company also has available non-committed credit lines with various banks and credit institutions. As of September 30, 2007, the amount of available, unutilized and uncommitted credit facilities was the Polish Zloty equivalent of approximately $70.6 million. These existing credit facilities are subject to renewal on an annual basis.

Financing for Polmos Bialystok Tender

On October 12, 2006, Carey Agri entered into a multipurpose credit line agreement with Fortis Bank SA/NV, Austrian Branch, in connection with a tender offer and mandatory buy-out of outstanding shares of Polmos Bialystok S.A.

The indebtedness under the credit line agreement bears interest at a rate equal to the one month Warsaw Interbank Rate plus a margin of 1.00% and matured on November 9, 2007.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

In February 2007 and June 2007, the Company drew down approximately $112.8 million under the credit line agreement following the closing of the tender offer for the outstanding common shares of Polmos Bialystok. The Company has committed financing in place to roll this over into a new facility that will be due March 31, 2009.

Senior Secured Notes

On July 25, 2005, the Company completed the issuance of €325 million 8% Senior Secured Notes due 2012. The Indenture governing the Senior Secured Notes contains certain restrictive covenants, including covenants limiting the Company’s ability to: make certain payments, including dividends or other distributions, with respect to the share capital of the parent or its subsidiaries; incur or guarantee additional indebtedness or issue preferred stock; make certain investments; prepay or redeem subordinated debt or equity; create certain liens or enter into sale and leaseback transactions; engage in certain transactions with affiliates; sell assets or consolidate or merge with or into other companies; issue or sell share capital of certain subsidiaries; and enter into other lines of business.

On January 19, 2007, the Company completed a redemption of the Senior Secured Notes equal to €32.5 million. In addition to the payment of principal and accrued interest, the Company paid an early premium of 8%. The redemption was financed with the proceeds from the Company’s equity offering completed in December 2006.

On March 29, 2007, the Company completed a second redemption of the Senior Secured Notes equal to €32.5 million. In addition to the payment of principal and accrued interest the Company paid an early redemption premium of 8%. The redemption was financed with the proceeds from the Company’s equity offering completed in February 2007.

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

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
	($ in thousands)
Cash flow from operating activities	$30,318	$55,238
Cash flow from investing activities	$(155,695)	$(29,682)
Cash flow from financing activities	$55,671	$(6,708)

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Net cash provided by operating activities for the nine months ended September 30, 2007 was $30.3 million as compared to $55.2 million for the nine months ended September 30, 2006. The primary driver for this change was working capital movements. Working capital movements utilized $10.7 million of cash outflows for the nine months ended September 30, 2007 as compared to $17.1 million of cash inflows for the nine months ended September 30, 2006. The primary drivers for the change in working capital movements were higher levels of sales in 2007, and higher inventory levels as at September 30, 2007. Due to the high growth of imported products, the company needs to keep more stock on hand of these products relative to domestic ones, thus contributing to growth in inventory. In addition, in 2006, the Company received benefits form a change in credit terms which required wholesaler to pay cash on delivery for vodka which resulted in a one time pick up in cash collections.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Net cash flow used in investing activities

Net cash flows used in investing activities primarily represents net cash used to acquire subsidiaries and fixed assets offset by proceeds from sales of fixed assets. Net cash used in investing activities for the nine months ended September 30, 2007 was $155.7 million as compared to $29.7 million for the nine months ended September 30, 2006. The primary cash outflows from investing activities for the nine months ended September 30, 2007 were the acquisition of additional shares of common stock of Polmos Bialystok that took place in February 2007 and June 2007, which resulted in a cash outflow of $132.8, million, the acquisition of PHS for $7.3 million that took place in July 2007 and the acquisition of a small distributor in Northeast Poland for $1.2 million that took place in March 2007. Investment in fixed assets of $22.3 million are represented primarily by investment in new rectification lines at our production facilities of approximately $14.5 million, and the remaining amount has been invested in maintenance projects including vehicles, IT, intangibles and other fixed assets.

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

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash provided by financing activities was $55.7 million for the nine months ended September 30, 2007 as compared to a net cash outflow of $6.7 million for the nine months ended September 30, 2006. The cash flows from financing activities during the nine months ended September 30, 2007 include outflows of $95.4 million for the payments to redeem a portion of our Senior Secured Notes and inflows of $42.4 million from the public offering of our common stock issued in connection with this redemption. The Company also drew down $132.5 million in order to finance the acquisition of additional shares of common stock of Polmos Bialystok as described above and repaid $25.2 million of bank loans and overdraft facilities connected with working capital.

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

As a result of the remaining outstanding €260 million of Senior Secured Notes due 2012, the Company is exposed to foreign exchange movements. Movements in the EUR-Polish Zloty exchange rate will require us to revalue our liability on the Senior Secured Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of September 30, 2007, the Company had outstanding a hedge contract on a notional amount of €254.0 of the Senior Secured Notes for a seven year interest rate swap agreement. The swap agreement exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the six month Euribor rate plus a margin.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

The average Polish Zloty/ U.S. Dollar exchange rate used to re-translate our income statement depreciated by approximately 11% as compared to the same period in 2006. The actual period-end Polish Zloty/ U.S. Dollar exchange rate used to re-translate our balance sheet appreciated by less than 9% as compared to December 31, 2006.

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

Because all of our working capital financing is at floating rates, changes in interest rates may impact our net interest expense, positively in the event of a reduction in base rates and adversely should base rates increase. A one basis point change in our base rates for working capital financing would result in an approximately $3,500 increase or decrease in our borrowing costs, based upon year end working capital facilities utilized.

As a result of the remaining outstanding €260 million of Senior Secured Notes due 2012, we are exposed to foreign exchange movements. Movements in the Euro/Polish Zloty exchange rate will require us to revalue our liability on the Senior Secured Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of September 30, 2007, the Company had outstanding a seven year interest rate swap agreement hedging 254.0 million EUR of the Senior Secured Notes. The swap agreement exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. Any changes in Euribor will result in a change in the interest expense. Each basis point move in Euribor will result in an increase or a decrease in annual interest expense of €25,400.

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

On July 27, 2007, the Company signed the final Share Purchase Agreement, referred to above, to acquire 100% of the outstanding shares of PHS. In connection with this acquisition, CEDC paid an aggregate consideration of approximately $8.4 million, which was comprised of (i) approximately $6.7 in cash and approximately 48,000 shares of the Company’s common stock, based on the ninety day weighted average closing price of our common stock ending on July 27, 2007 of $33.75 per share.

The offer and sale of our securities was exempt from registration under the Securities Act of 1933, as amended, as CEDC relied upon the exemption from registration provided by Section 4(2).

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed with the SEC on May 3, 2006 and incorporated herein by reference).

10.1	Annex 4 to the Multipurpose Non-Revolving Credit Line Agreement by and between Fortis Bank SA/NV and Carey Agri International Poland Sp. z o.o dated September 13, 2007 (filed as exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 14, 2007 and incorporated herein by reference).

31.1*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)

Date: November 8, 2007	By:	/s/ William V. Carey
William V. Carey
President and Chief Executive Officer

Date: November 8, 2007	By:	/s/ Chris Biedermann
Chris Biedermann
Vice President and Chief Financial Officer