Form 10-K
period 2007-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2008-02-29
CIK 1046880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM

COMMISSION FILE NUMBER 0-24341

Central European Distribution Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1865271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two Bala Plaza, Suite #300, Bala Cynwyd, PA	19004
(Address of Principal Executive Offices)	(Zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2007, was approximately $887,173,901.76 (based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market)

As of February 20, 2008, the registrant had 40,574,358 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of stockholders to be held on May 1, 2008 are incorporated by reference into Part III.

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

•

statements about the Company’s acquisition and investment opportunities, such as the proposed investment in the Whitehall Group and the proposed Parliament acquisition, or the integration of its acquisitions and investments;

•	information about the impact of Polish regulations on the Company’s business;

•	other statements about the Company’s plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

Words such as “believes”, “anticipates” and “intends” may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. The Company’s actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled “Risk Factors” in this report. Other factors besides those described in this report could also affect actual results. You should carefully consider the factors described in the section entitled “Risk Factors” in evaluating the Company’s forward-looking statements.

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

We are Central Europe’s largest integrated spirit beverages business. We produce vodka at two distilleries in Poland and are the largest distributor of alcoholic beverages with a country-wide distribution network. We are also a leading importer of spirits, wine and beer in Poland. Our products are also exported out of Poland. Since July 2006, we have been expanding our importation and distribution capabilities outside of Poland through Bols Hungary. Measures of our revenue, profit and total assets can be found in our consolidated financial statements. In addition, measures of our revenue and long-lived assets, broken down by geographic region, can be found in Note 20 to our consolidated financial statements.

Our Competitive Strengths

Leading national distributor of alcoholic beverages in Poland. We are the leading national distributor of alcoholic beverages in Poland by value, and we believe we offer one of the broadest portfolios of alcoholic beverages with over 700 brands. We operate in a highly fragmented market served by an estimated 170 distributors, and we believe there is a significant gap in market share between us and our nearest competitors, Alti Plus S.A. and Sobieski Group, which operate on a multiregional, rather than national basis. We operate the largest nationwide delivery service in Poland, and we provide next day delivery through our 17 distribution centers, 87 satellite branches and large fleet of delivery trucks. We believe that we are the leading distributor in each category of alcoholic beverages we distribute in Poland, except for domestic beer. We believe that we have strong negotiating leverage with our suppliers because of our large volume of purchases and are thus able to obtain good terms.

Leading producer and marketer of domestic vodkas in Poland. We are the largest vodka producer by value and volume in Poland, and one of the largest producers of vodka in the world. We produce and sell approximately 9.3 million nine-liter cases of vodka per year in the four main vodka segments in Poland: top premium, premium, mainstream and economy. In the Bols distillery, we produce the Bols and Soplica vodka brands among other spirit brands. Bols Vodka is the number one selling premium vodka sold in Poland by volume and value. Soplica has consistently been one of the top ten mainstream selling vodkas in Poland. Sales of nine liter cases of Soplica increased by 22% in 2007, making it one of the fastest growing vodka brands in Poland and nine liter case sales of our flagship Bols brand increased by 19% in 2007 . Our subsidiary, Polmos Białystok, produces Absolwent, which has been the number one selling vodka in Poland for the last six years with sales reaching a record of 4.12 million nine liter cases in 2007. In addition to Absolwent brand, Polmos Białystok also produces Zubrówka, which also is exported out of Poland, to many markets including the United States, England, Japan and France, where it is the number two imported premium vodka by volume. Lastly, we produce Royal Vodka which is the number one selling vodka in Hungary, where it is distributed by our subsidiary Bols Hungary.

Leading importer of alcoholic beverages in Poland. We are a leading importer of spirits, wine and beer in Poland and Hungary. We currently import on an exclusive basis 40 leading brands of spirits, wine from over 40 producers and 8 brands of beer, including internationally recognized brands such as Carlo Rossi Wines, Concha y Toro wines, Metaxa Brandy, Rémy Martin Cognac, Guinness, Sutter Home wines, Grants Whiskey, Jagermeister, E&J Gallo wines, Jim Beam Bourbon, Sierra Tequila, Teachers Whisky, Campari, Cinzano, Skyy Vodka and Old Smuggler. Margins on our import portfolio are on average two to three times higher than margins we realize on products that we distribute for other importers or domestic producers.

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

•

Poland has historically been a large market for vodka consumption. Poland ranks as the fourth largest consumer of vodka in the world by volume. Total alcoholic beverage consumption in Poland is estimated to grow by 4% to 5% in 2008 to reach total sales of 641.5 million liters of pure alcohol in 2008. We are experiencing a premiumization effect in the Polish and Hungarian markets whereby sales of both domestic and imported branded products are growing faster than the overall market, with sales of imported products growing the fastest.

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

•

We believe, based on industry statistics and our own experience that approximately 70% of vodka sales in Poland are still made through so-called “traditional trade”, which consists primarily of smaller stores, usually owned and run by independent entrepreneurs, and local supermarkets. Traditional trade provides our primary source of sales. Despite the increasing role of so called “modern trade” in the Polish market, we believe that a significant portion of the sales of vodka will in the future continue to be made in the traditional trade channel in Poland.

Professional and experienced management team. Our management team has significant experience in the alcoholic beverage industry in the region and has increased profitability and implemented effective internal control over financial reporting. William Carey, our chairman, chief executive officer and president, was one of our founders and has been a key contributor to the growth and success of our business since its inception. This increase has been driven in part by acquisitions, which our management team has efficiently integrated into our existing operations.

Overview

Production

We are the largest vodka producer by value and volume in Poland, and one of the largest producers of vodka in the world. We produce and sell approximately 9.3 million nine-liter cases of vodka per year in the four main vodka segments in Poland: top premium, premium, mainstream and economy. In addition, in our Bols plant, we produce the top selling vodka in Hungary, Royal Vodka, which we distribute through our Hungarian subsidiary, Bols Hungary.

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

As part of a privatization transaction with the Polish State Treasury, we acquired 61% of Polmos Białystok on October 12, 2005. Our shareholding in Polmos Bialystok, which is listed on the Warsaw Stock Exchange, was subsequently increased to 90.14% through share purchases on the open market in 2005 and tender offers in 2006 and February 2007. In addition, in June 2007 we completed a mandatory buyout of most of the remaining shares of Polmos Bialystok, thus increasing our total interest to 99.93%. Polmos Białystok has modern technical facilities. The management of Polmos Białystok has many years of experience and has built the number one selling mainstream vodka in Poland, Absolwent, which has been the number one selling vodka for the last seven years based on volume and sales. In addition to Absolwent, Polmos Białystok also produces Zubrówka.

The Zubrówka brand is also exported out of Poland, mainly to Europe. In 2006, net export sales revenues of Zubrówka grew by 41% over 2005 sales and by another 36% in 2007 over 2006 sales. In 2007, we rolled out the new Zubrówka premium export package to most markets where it has been well received.

In addition we have completed the construction of two rectification units: one unit at our Bols facility and one unit at our Polmos Białystok facility. Both rectification units went on-line in October 2007. We expect that these investments will allow us to reduce our costs of purchasing rectified spirits and ensure their consistent quality.

In July 2007, we announced that we signed a binding letter of intent to acquire a significant majority interest in a company in Russia holding various alcoholic beverage production and distribution assets, including the Parliament vodka brand. Parliament vodka is the number one selling premium vodka brand in Russia. Parliament is expected to reach sales of over 3 million 9 liter cases in 2008, which would represent a 20% gain over 2007 sales. This acquisition is subject to customary closing conditions. We currently expect to consummate the transaction in the first quarter of 2008. Parliament would give us our first platform in Russia where we can not only grow the Parliament brand domestically, but also could add import brands into the mix, thereby leveraging the existing structure to take advantage of the premiumization of alcohol consumption taking place in the Russian market.

Distribution

We are the leading distributor by value of alcoholic beverages in Poland. Our business involves the distribution of products that we import on an exclusive basis and products we produce from our two distilleries (Bols and Polmos Białystok ). In addition, we handle the distribution of a range of products from the local and international drinks companies operating in Poland for which we are the largest distributor for many of such suppliers.

We operate the largest nationwide next-day alcoholic beverage delivery service with 17 distribution centers and 87 satellite branches located throughout Poland. We distribute over 700 brands of alcoholic beverages consisting of a wide range of alcoholic products, including spirits, wine and beer, as well as non-alcoholic beverages.

The following table illustrates the breakdown of the products we distributed in the twelve months ended December 31, 2007, 2006 and 2005:

Sales Mix by Product Category	2007	2006	2005
Vodka	72%	75%	73%
Beer	9%	9%	10%
Wine	8%	8%	9%
Spirits other than vodka	10%	7%	6%
Other	1%	1%	2%

Total	100%	100%	100%

We distribute products throughout Poland directly to approximately 39,000 outlets, including off-trade establishments, such as small and medium-size retail outlets, petrol stations, duty free stores, supermarkets and hypermarkets, and on-trade locations, such as bars, nightclubs, hotels and restaurants, where such products are consumed. These accounts are serviced by our 678 salespeople in Poland and Hungary. As one of our key objectives is to distribute more of our own products over time, we have established an incentive compensation system for our salespeople for both products that we produce and products that we import exclusively into Poland.

When we first began distributing domestic vodka in Poland in 1996, we were one of approximately 1,000 distributors operating in Poland. Today we estimate that there are approximately 130 vodka distributors remaining with the top 40 accounting for an estimated 85% of sales and believe that in the coming few years that number will stabilize at around 20 to 30. We believe that during this time of consolidation, we have been the main consolidator on the market, having acquired 20 distribution companies, including a wine importer while many other distributors have gone out of business.

In July 2006 we acquired 100% of the share capital of Bols Hungary and the “Royal Vodka” trademark. In both cases the seller was DELB Holding BV, a subsidiary of Rémy Cointreau S.A. Bols Hungary distributes Royal Vodka, which is the number one selling vodka in Hungary with a market share of approximately 25.7% based on value, and which is produced by us in Poland at our Bols production facility. On September 26, 2006, we acquired from Lucas Bols B.V., a perpetual, exclusive, royalty-free and sublicensable license to use the Bols Vodka trademark in the marketing and sale of our products in Hungary. Bols Vodka is the number one premium vodka in Hungary. In addition to Royal Vodka, and Bols Vodka, Bols Hungary has an extensive import portfolio which includes the Rémy Cointreau Group’s portfolio, the Grant’s portfolio, the C&C portfolio and Jagermeister. Hungary is one of the leading markets in the world for Jagermeister.

In July 2007, we acquired 100% of the outstanding shares of PHS Sp. z o.o., an alcohol distributor located in Western Poland. In the second half of 2007, we successfully integrated PHS into the CEDC group.

Import and Export Activities

We have exclusive rights to import and distribute approximately 40 leading brands of spirits, wine and beer into Poland and distribute these products throughout Poland. We also provide marketing support to the suppliers who have entrusted us with their brands.

Our exclusive import brands include the following:

LIQUEURS	WHITE VODKAS	BROWN SPIRITS	VERMOUTH & BITTERS	WINE & CHAMPAGNES	BEER	NON ALCOHOLIC
Disaronno Amaretto	Skyy vodka	Jim Beam	Cinzano-vermouth	Sutter Home	Guinness	Evian

Jeagermeister	Tequila Sierra	Cognac Camus	Campari	Torres	Kilkenny	Badoit

Sambuca	Cana Rio	Cognac Remy Martin		Concha y Toro	Bitburger

Amaretto Gozio	Gin Finsbury	Metaxa		Gallo	Grolsh

Amaretto Florence	Ouzo	Brandy Torres		Carlo Rossi	Amsterdam

Amaretto Venice	Grappa Piave	Brandy St Remy		B. P. Rothschild	Franziskaner

Cointreau	Grappa Primavera	Whisky William’s		Laroche	Budweiser

Passoa	Sauza	Whisky Teacher’s		Frescobaldi	Corona

Bols Liqueurs	Larios Gin	Whisky Old Smuggler		Codorniu

		Whisky Glen Grant		Piper Heidsieck

		Grant’s		Penfolds

		Glenfiddich		Faustino

		Balvenie		J.Moreau & Fils

		Clan MacGregor		Kressmann

		Rum Old Pascas		Boire Manoux

M.Chapoutier

As a group on a comparable basis, our exclusive import portfolio grew 46%, based on value, in 2007 over our 2006 results.

In 2007, we entered into a new distribution agreement with Marsalle Company in the United States, where sales of Zubrówka have commenced in major cities, including Chicago and New York. During 2008, we anticipate rolling out Zubrówka out in other major cities across the country.

In June 2006, we signed three new distribution agreements in a number of significant markets for our Zubrówka vodka brand. We signed a long-term distribution agreement with Pernod Ricard, effective July 1, 2006, for a number of key markets around the world including France, where Zubrówka is the number one premium vodka. We also signed new distribution agreements with distributors in the United Kingdom (Marblehead Brand Development Co.), Denmark, Norway, Sweden, Finland and Japan (Lead Off, Ltd).

We have worked diligently to create brand awareness and sales for our exclusive import products. As a result of this work, our import portfolio has the number one selling mainstream wine, Carlo Rossi.

History

We were incorporated under the laws of the State of Delaware on September 4, 1997. Our registered office is c/o Corporation Service Company, 2711 Centreville Road, Suite 400, Wilmington, Delaware 19808. Our principal executive office is Two Bala Plaza, Suite 300, Bala Cynwyd, PA 19004, United States of America, and its telephone number is +1-610-660-7817.

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

Following the completion of this first group of acquisitions, we have acquired and integrated into our network additional distribution companies throughout Poland, thereby solidifying our direct-to-retail nationwide distribution model. In 2005, we realized a long-term goal in acquiring two leading production companies by purchasing a 66% stake in Polmos Białystok and a 100% stake in Bols to augment our import and distribution business. In December 2006 and February 2007, we concluded two tender offers, including a mandatory buyout of most of the remaining shares of Polmos Bialystok in June 2007, thus increasing our total interest to 99.93%. As a result, today we are the largest vodka producer by value and the leading distributor and importer of alcoholic beverages by value in Poland. In July 2006, we acquired our first operating company outside of Poland: Bols Hungary.

Industry Overview

Poland is the fourth largest market in the world for the consumption of vodka by volume and is in the top 25 markets in total alcohol consumption worldwide. The total net value of the alcoholic beverage market in Poland was estimated to be approximately $6 to $8 billion in 2007. We estimate total sales value of alcoholic beverages at current prices increased by approximately 7-9% from December 2006 to December 2007. The increase was the result of increased sales value of all main groups of alcoholic products, for which we estimate the following growth: beer (by approximately 8%), spirit products (by approximately 10%) and wine (by approximately 15%). Beer and vodka account for approximately 91% of the value of sales of all alcoholic beverages.

The sales and distribution of alcoholic beverages is typically a seasonal business, for the 12 months ending December 31, 2007, over 33% of our sales was realized during the fourth quarter as compared to 19% during the first quarter. Further information regarding quarterly financial information, can be found in Note 19 to our Consolidated Financial Statements.

Market Segmentation

Spirits

Domestic vodka consumption dominates the Polish spirits market with over 96% market share, as Poland is the fourth largest market in the world for the consumption of vodka.

Vodka

The Polish vodka market is divided into four segments based on quality and price(*):

•	Top premium and imported vodkas, with such brands as Finlandia, Absolut, Bols Excellent, Chopin, and Królewska;

•	Premium segment, with such brands as Bols Vodka, Sobieski, Wyborowa, Smirnoff, Eristoff, Maximus, and Palace Vodka;

•	Mainstream segment, with such brands as Absolwent, Batory, Zlota Gorzka, Luksusowa, Soplica, Zubrówka, Zoladkowa Gorzka, Polska; and

•	Economy segment, with such brands as Starogardzka, Krakowska, Boss, Niagara, Czysta Slaska, Prezydent, Z Czerwona Kartka, and Ludowa.

(*)	Brands in bold face type are produced by us.

In terms of value, the top premium and imported segment accounts for approximately 5% of total sales volume of vodka, while the premium segment accounts for approximately 20% of total sales volume. The mainstream segment which is the largest, now represents approximately 40% of total sales volume. Sales in the economy segment have declined such that the economy segment currently represents approximately 35% of total sales volume.

Wine

The Polish wine market, which grew to an estimated 86 million liters in 2007 is represented primarily by two categories: table wines, which account for 3.5% of the total alcohol market and sparkling wines, which account for 1.1% of the total alcohol market. As Poland has almost no local wine production, the wine market has traditionally been dominated by imports, with lower priced Bulgarian wines representing the bulk of sales. However, over the last three years, sales of new world wines from regions such as the United States, Chile, Argentina and Australia have seen rapid growth. In 2007, it is estimated that sales of wine from these regions grew by 47% in value as compared to a decrease in sales of wine from Bulgaria of 3%.

We believe that consumer preference is trending towards higher priced table wines. The best selling wines in Poland previously retailed for under $4 per bottle. Currently, the best selling wines retail in the $4 to $8 range. As the price point for wine moves up, we believe we are in a good position to take advantage of this trend as our import wine portfolio has a concentration in the $6 to $10 retail price range and higher.

Beer

Poland is the fourth largest beer market in Europe and has been growing since 1993. Sales of beer account for 52.9% of the total sales value of alcoholic beverages in Poland. Consumption grew approximately 8.4% during 2007 to reach approximately 35.1 million hectoliters. As a result, beer consumption in Poland has reached average European Union levels of approximately 93 liters per capita per annum in 2007. Therefore, we anticipate that future growth in the beer market is likely to slow to approximately 2% to 3% per year in the next few years.

Three major international producers, Heineken, SAB Miller and Carlsberg, control approximately 85% of the market through their local brands. Imported brands represent less than 1% of the total beer market in Poland.

Distribution Overview

In 1996 there were approximately 1,000 distributors of domestic vodka in Poland. Since 1996, more than 800 distributors have gone out of business or were sold as the vodka distribution market has consolidated. We believe, that during this period, we have been the main consolidator in the market. We have acquired 18 distribution companies throughout Poland, either by purchasing their existing businesses or by acquiring their capital stock, and have integrated them into our nationwide distribution platform. We believe this consolidation trend will continue until the number of distributors stabilizes at around 20 to 30 distributors. Many of the distributors who have gone out of business were small independent operators and as such lacked or had limited operating leverage with suppliers to garner adequate margins.

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

In Poland there is a ban on “above the line” advertising of alcoholic beverages, which we explain below, under “Government Regulations—Alcohol Advertising Restrictions”. This increases the importance of direct access to customers to promote and develop brands. We believe that our established nationwide distribution network provides us with an advantage by enabling us to promote our brands using “point-of-sale” advertising and promotions.

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

There has been a trend of expansion of major discounters and petrol chain stores. This trend is apparent in the rapid expansion of petrol stations, which are owned and operated by major international companies such as Shell, BP, and Statoil and by Polish companies such as Orlen, which is the largest in Poland. Many of these petrol stations contain convenience stores, which sell all types of alcoholic beverages and in many areas serve as local convenience/liquor stores. These chains are ordering direct from suppliers and from distributors who can service either the whole country or large parts of the country. We believe the small regional distributor will find it increasingly difficult to compete in this environment and will probably find it difficult to operate a viable business model.

In the light of the changing trends in the distribution industry, we feel we are in a good position to service the national chain clients and to acquire those distribution companies that fit into our nationwide distribution system.

We operate a decentralized distribution system of 17 distribution centers and 87 satellite branches for delivery to our retail clients. Our branches are strategically located throughout Poland to effectively compensate for the current poor road infrastructure. Distribution and day-to-day decisions at these facilities are made by local management, who report directly to our central office in Warsaw. All strategic initiatives, however, are developed and disseminated from the central office.

Operations

Our employees

As of December 31, 2007, 2006 and 2005 we employed, on a full time basis: 3,361, 3,015 and 2,917 employees, respectively. As of December 31, 2007 we employed 734 full time employees at Bols and Polmos Białystok, of which 204 were production employees.

As of December 31, 2007 we employed 56 employees in our Hungarian subsidiary, Bols Hungary, which we acquired in July 2006.

Our turnover rate has averaged approximately 8-10% over the last five years. In the interest of keeping our company current and efficient, we provide periodic training sessions every year for our key employees. This training is overseen by our Human Resources Department.

Polish labor laws require that certain benefits be provided to employees, such as a certain number of vacation days, maternity leave and retirement bonuses. The law also restricts us from terminating employees without cause and requires in most instances a severance payment of one to three months’ salary. Additionally, we are required to contribute monthly payments to the governmental health and pension system. Most of our employees are not unionized, and we have had no significant employee relations issues. In addition to the required Polish labor law requirements, we maintain an employee incentive stock option plan for key management and provide supplemental health insurance for qualified employees.

Sales Organization

In Poland, we employ approximately 754 salespeople who are assigned to one of our 17 distribution centers and 87 satellite branches. In Hungary, we employ approximately 31 salespeople who cover primarily on-trade and key account customers throughout the country. In 2006, we implemented a more targeted sales approach. We narrowed the focus of our domestically located salespeople by assigning each sales person to a specific channel: key accounts (hypermarkets, discount stores and gas stations), on-trade accounts or traditional trade accounts. We believe that a specific targeted sales focus in each of these channels is key to delivering future growth.

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

Marketing

We have a marketing department, which manages the marketing support of the brands we produce in Poland as well as the brands for which we are the exclusive Polish importers, representing a combined marketing budget of approximately $16.9 million for 2007. Additionally, the marketing team supports our export department in developing the packaging and promotional activities for our exports. We have recently centralized the management of the marketing team for all of our subsidiaries to ensure sharing of best marketing practices amongst all of our brands. We have a dedicated team of 30 marketing people, the largest such team in the spirits sector in Poland. Some of the activities that the team is focused on include developing programs such as on-pack promotions, on-trade promotions and point of sales merchandise. Our marketing team is constantly looking for marketing innovations to implement, such as our recently developed program of placing branded vodka coolers into selected outlets.

Sources and Availability of Raw Materials for Spirits that We Produce

The principal components in the production of our distilled spirits are products of agricultural origin, such as rectified spirit, as well as flavorings, such as bison grass for Zubrówka, and packaging materials, such as bottles, labels, caps and cardboard boxes. We purchase raw spirit, bison grass and all of our packaging materials from various sources in Poland by contractual arrangement and through purchases on the open market. Agreements with the suppliers of these raw materials are generally negotiated with indefinite terms, subject to each party’s right of termination upon six months’ prior written notice. The prices for these raw materials are negotiated every year.

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

Internal Audit

We have an internal audit group consisting of a team of five people who have direct access to the audit committee of our board of directors. The team’s primary function is to ensure our internal control system is functioning properly. Additionally, the team is used from time to time to perform operational audits to determine areas of business improvements. Working in close cooperation with the audit committee, senior management and the external auditors, the internal audit function supports management to ensure that we are in compliance with all aspects of the Sarbanes-Oxley Act.

Control of Bad Debts

We believe that our close monitoring of customer accounts both at the relevant regional offices and from Warsaw has contributed to our success in maintaining a low ratio of bad debts to net sales. During each of 2005,

2006 and 2007, bad debt expense as a percentage of net sales, was less than 0.1%. Our management believes the ongoing enhancement of computer systems for interoffice financial and administrative controls will assist in maintaining a low ratio of bad debts to net sales as we continue to expand. In addition, on December 1, 2005 we put into effect new trading terms in the market regarding the purchasing of products from our distilleries. As a result, distributors must pay in cash or provide an acceptable bank guarantee for their purchases of our product from our distilleries. All significant distributors have signed the new trade terms, thereby reducing our bad debt exposure from our distillery business.

Competition

The alcoholic beverage distribution industry in Poland is competitive and highly fragmented. We compete primarily with other distributors and indirectly with hypermarkets. We compete with various regional distributors in all regions where our distribution centers and satellite branches are located. Competition with these regional distributors is greatest with respect to domestic vodka brands. We address this regional competition, in part, through offering our customers competitive pricing, reliable service and in-store promotions of our own brands, which we believe gives us an advantage over our competitors. In addition, we have over 16 years of sales experience in establishing and developing relationships with our clients throughout Poland.

The level of hypermarkets (which have been the primary threat to alcoholic beverage distributors in Western Europe because they purchase directly from suppliers) has recently stabilized in Poland. We believe that the growth of hypermarkets and discounters may continue but will be hampered by the poor transportation infrastructure in Poland as well as various socio-economic factors, such as smaller average living spaces, which limits consumers’ ability to buy in bulk. In addition, there has been recent legislation that has restricted hypermarkets’ growth in order to protect smaller stores.

The production of spirits in Poland is also competitive. We compete primarily with eight other major spirit producers in Poland, some of which are privately-owned while others are still state-owned. The spirit market in Poland is dominated by the vodka market. The vodka market is broken down into four main segments: Top Premium and Imported, Premium, Mainstream and Economy. We produce vodka in all four segments and have our largest market share in the mainstream segment. Though vodka brands compete against each other from segment to segment, the most competition is found within each segment. As we have a presence in each category and have four of the top ten best selling vodka brands in Poland and as we have approximately 30% market share measured by value, we are in a good position to compete effectively in all four segments.

Property, Plant and Equipment

Headquarters, Sales Offices and Warehouses. We have entered into leases for our Warsaw headquarters and most of our other 17 distribution centers and 87 satellite branches. Our Polish headquarter is located in Warsaw, Bobrowiecka 6, 00-728 Warsaw. Our distribution centers are located in: Gdansk, Warszawa, Olsztyn, Zielona Góra, Białystok (two centers), Torun, Stargard Szczecinski, Przeworsk, Zabkowice Slaskie, Chrzanów, Łódz, Konin, Łomza, Mosina and Minsk Mazowiecki. The amount of warehouse space leased for each distribution center averages 2,713 square meters. The amount of office and storage space leased for each satellite branch averages 368 square meters. The Warsaw lease expires on May 1, 2010, and neither party may terminate the lease except for material breaches. The Warsaw facility is approximately 9,765 square meters of warehouse and 3,457 square meters of office space which is currently used for our headquarters. We believe the warehouse facility has sufficient space to permit us to expand for the next two to three years without any further significant capital expenditure.

Retail Outlets. We have entered into a long term or indefinite term lease agreements with each of our six retail outlets. We have obtained agreements from the landlords to waive their rights to terminate the leases for a period of three years, provided that we are performing our obligations under these leases.

Production and rectification facilities. Our production facilities comprise two plants, one located in Białystok, Poland for Polmos Białystok and the other located in Oborniki Wielkopolskie, Poland for Bols. The Białystok facility is located on 78,665 square meters of land which are leased from the government on a perpetual usufruct basis. The production capacity of our production plant in Białystok is approximately 24 million liters of 100% alcohol per year and currently, we use approximately 75% to 85% of its production capacity. In the Polmos Białystok distillery we produce Absolwent (and its flavor extensions), Zubrówka, Palace Vodka and Batory. The rectification facilities at the Bols and Bialystok plants can produce upwards of 90,000 liters of 100% spirit per day.

The Bols facility is located on 80,519 square meters of which 58,103 square meters are owned by us and 22,416 square meters are leased from the government on a perpetual usufruct basis. Currently, we use approximately 50% to 60% of the plant’s production capacity. In the Bols distillery we produce Bols Excellent, Bols Vodka and its taste variations, Soplica, Soplica Szlachetna Polska, Soplica Tradycyjna Polska, Soplica Wisniowa Polska, Soplica Staropolska, Boss, Slaska, Niagara and Royal Vodka. The plot on which the Bols facility is located is unencumbered.

Delivery trucks. Our fleet of vehicles consists of 1,206 cars (including delivery trucks), 1,008 of which are owned by us and our subsidiaries and the remaining 198 are leased. As of December 31, 2007, their aggregate book value was PLN 25.4 million ($10.4 million). The terms for the leased trucks are generally for two to five years and we treat them as capital leases.

Research and Development, Intellectual Property, Patents and Trademarks

We do not have a separate research and development unit, as new product developments are primarily performed by our marketing department. Our activity in this field is generally related to improvements in packaging and extensions to our existing brand portfolio, such as introduction of flavored varieties of our main clear vodka brands—Bols, Absolwent and Soplica—or revised production processes, leading to improved taste.

We own a number of trademarks, most of which are for vodka brands, which include the following: Zubrówka, Soplica Vodka and Absolwent in Poland and Bols Vodka in Poland, Hungary and Russia.

Government Regulations

The Company is subject to a range of regulations in the countries in which it operates. Where it produces products, the Company is subject to environmental laws and regulations and may be required to obtain permits and licenses to operate its facilities. Where it distributes, markets and sells products, it may be subject to laws and regulations on trademark and brand registration, packaging and labeling, distribution methods and relationships, pricing and price changes, sales promotions and public relations. The Company is also subject to rules and regulations relating to changes in officers or directors, ownership or control.

The Company believes it is in compliance in all material respects with all applicable governmental laws and regulations in the countries in which it operates, and expects all material governmental permits and consents to be renewed by the relevant governmental authorities upon expiration. The Company also believes that the cost of administration and compliance with, and liability under, such laws and regulations does not have, and is not expected to have, a material adverse impact on its financial condition, results of operations or cash flows.

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

Our distribution agreements for imported spirits are generally for terms of one to five years with termination provisions permitting either party to terminate the agreements upon 90 days’ prior written notice. Our suppliers for this category of products generally extend us credit for a period of 60 to 120 days. During the twelve months ended December 31, 2007 we purchased imported spirits representing approximately 6% of our net sales. Our key suppliers of imported spirits include: Lucas Bols B.V, CLS Remy Cointreau, Jim Beam Brands CO, William Grant & Sons, Stock Spa., Sutter Home, Borco-Marken GmbH & Co., Camus International Ltd., and Mast-Jaegermeister AG. Our distribution agreements with imported beer suppliers are generally for terms of at least two years with termination provisions permitting either party to terminate the agreements upon 45 days to 6 months’ prior written notice. Our imported beer suppliers extend us credit for a period of 45 to 60 days. During the twelve months ended December 31, 2007 we purchased imported beers representing approximately 1% of our net sales. Our main suppliers of beers that we import include: Budweiser Budvar National Corporation, Diageo Global Supply Ireland Ltd., Grolsch International B.V., Eurocermex S.A., Fosters and Bitburger and Inbev

GmbH & Co. Our distribution agreements with wine suppliers are generally for terms of one to five years with termination provisions permitting either party to terminate the agreements upon three to six months’ prior written notice. Our wine suppliers extend us credit for a period of 30 to 90 days. Almost all of our wine purchases are imported. During the twelve months ended December 31, 2007 we purchased wines representing approximately 5% of our net sales. Our main suppliers of wines include: Ernst & Julio Gallo Winery Europe, Vina Concha y Toro, Miguel Torres S.A., Trivento Bodegas y Vinedos S.A., Baron Philippe de Rothschild S.A., Sutter Home Winery Inc. and Ed. Kressmann & Cie.

Domestic products (including purchases from third party importers of international alcoholic beverages)

Our distribution agreements with domestic spirit and wine producers are generally for one year terms with automatic one-year renewal provisions. These agreements may be terminated for convenience by either party upon one month’s prior written notice. Our spirits suppliers based in Poland generally extend us credit for a period of 50 to 70 days; however, we purchase a significant portion of our inventory on a cash on delivery (COD) basis because of the significant discount offered to us by them if we pay COD. Our main suppliers of domestically purchased spirits include Polmos Lublin S.A., Polmos Bielsko Biala, Brown-Forman sp. z o.o, Diageo and V&S Luksusowa Zielona Góra S.A.

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

Export Agreements

In 2007, we entered into a new distribution agreement with Marsalle Company in the United States, where Zubrówka has begun selling in major markets, including Chicago, New York City and Connecticut. During 2008, we anticipate rolling Zubrówka out in other major markets across the country. In 2006, we entered into a long-term distribution agreement with Pernod Ricard covering the key markets in more than 30 countries, including the Middle East (Israel), Pacific (Australia), Europe (Spain, Ireland), and France, where Zubrówka is rated as the number two imported premium vodka. We also entered into distribution agreements with strong distributors in the United Kingdom (Marblehead Brand Development Co.), and Japan (Lead Off Japan). We believe that these contracts will give us the opportunity to further develop the untapped potential of Zubrówka in key international vodka markets.

Our export team is currently in the process of working to expand our network of international distributors in a number of markets.

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

Available Information

We maintain an Internet website at http://www.cedc.com. Please note that our Internet address is included in this annual report as an inactive textual reference only. The information contained on our website is not incorporated by reference into this annual report and should not be considered part of this report.

We file annual, quarterly and current reports, proxy statements and other information with the SEC. We make our annual report, on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and most of our other SEC filings available free of charge through our Internet website as soon as reasonably practicable after we electronically file these materials with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. These filings are also available to the public over the Internet at the SEC’s website at http://www.sec.gov. In addition, we provide paper copies of our SEC filings free of charge upon request. Please contact the Corporate Secretary of the Company at 1-610-660-7817 or at our address set forth on the cover page of this annual report.

We have adopted a code of ethics applicable to all of our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer (who is also our Principal Accounting Officer). The code of ethics is publicly available on the investor relations page of our website at http://www.cedc.com. We intend to disclose any amendment to, or waiver from, any provision in our code of ethics that applies to our Chief Executive Officer and Chief Financial Officer by posting such information in the investor relations section of our website at http://www.cedc.com and in any required SEC filings.

Item 1A.	Risks Relating To Our Business

Risks Relating to our Business

We operate in highly competitive industries, and competitive pressures could have a material adverse effect on our business.

The alcoholic beverage distribution industry in Poland is intensely competitive The principal competitive factors in that industry include product range, pricing, distribution capabilities and responsiveness to consumer preferences, with varying emphasis on these factors depending on the market and the product.

With respect to individual customers, we face significant competition from various regional distributors, who compete principally on price, in regions where our distribution centers and satellite branches are located. The effect of this competition could adversely affect our results of operations. The majority of alcohol sales in Poland are still made through traditional trade outlets, however, the hypermarket and supermarket chains continue to grow their share of the trade in Poland. Traditional trade outlets typically provide us with higher margins from sales as compared to hypermarkets and supermarket chains. There is a risk that the expansion of hypermarkets and supermarket chains will continue to occur in the future, thus reducing the margins that we may derive from sales to the traditional trade, where we as of December 31, 2007 distribute approximately 32% of our products. This margin reduction, however, will be partially offset by lower distribution costs due to bulk deliveries associated with sales to the modern trade.

We face competition from various producers in the vodka production industry. We compete with other alcoholic and nonalcoholic beverages for consumer purchases in general, as well as shelf space in retail stores, restaurant presence and distributor attention. In Poland, vodka production is dominated by five local companies that control approximately 81% of the market.

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

Price increases for raw materials used for vodka production may take place in the future, and our inability to pass on increases to our customers could reduce our margins and profits and have a material adverse effect on our business. In 2007, we completed construction of two rectification units, which came on line in the fourth quarter. In addition, we are currently constructing storage tanks that will store up to six months use of raw spirit. This will give us the flexibility to purchase raw spirit throughout the year at times when there are dips in raw spirit pricing. We expect these steps to help mitigate our exposure to price increases; however, we cannot assure you that shortages or increases in the prices of our supplies or raw materials will not have a material adverse effect on our financial condition and results of operations.

We are exposed to exchange-rate and interest rate movements that could adversely affect our financial results and comparability of our results between financial periods.

Since our functional currencies are the Polish zloty and the Hungarian Forint while our reporting currency is the U.S. dollar, the translation effects of fluctuations in exchange rates may materially impact our financial condition and net income and may affect the comparability of our results between financial periods.

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

The impact of translation of our senior secured notes could have a materially adverse effect on our reported earnings. For example, a 1% change in the Euro/Zloty exchange rate as compared to the exchange rate applicable on December 31, 2007 would result in an unrealized exchange pre-tax gain or loss of approximately $3.8 million per annum without considering any potential early repayments of the Senior Secured Notes.

Weather conditions may have a material adverse effect on our sales or on the price of grain used to produce spirit

We operate in an industry where performance is affected by the weather. Changes in weather conditions may result in lower consumption of vodka and other alcoholic beverages than in comparable periods. In particular, unusually cold spells in winter or high temperatures in the summer can result in temporary shifts in customer preferences and decrease demand for the alcoholic beverages we produce and distribute. Similar weather conditions in the future may have a material adverse effect on our sales which could affect our financial condition and results of operations. In addition, inclement weather may affect the availability of grain used to produce raw spirit, which could result in a rise in raw spirit pricing that could negatively affect margins and sales.

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

Our import contracts may be terminated

As a leading importer of major international brands of alcoholic beverages in Poland and Hungary, we have been working with the same suppliers for many years and either have verbal understandings or written distribution agreements with them. Where a written agreement is in place, it is usually valid for between one and five years and is terminable by either party on three to six months’ notice. However, our ability to continue to distribute imported products on an exclusive basis depends on factors which are out of our control, such as ongoing consolidation in the wine, beer and spirit industry worldwide, as a result of which producers decide from time to time to change their distribution channels, including in the markets in which we operate.

Although we believe we are currently in compliance with the terms and conditions of our import and distribution agreements, there is no assurance that all our import agreements will continue to be renewed on regular basis, or that, if they are terminated, we will be able to replace them with alternative arrangements with other suppliers.

Our results of operations and financial condition may be adversely affected if we undertake acquisitions of businesses that do not perform as we expect or that are difficult for us to integrate.

We expect to continue to implement our growth strategy, in part, by acquiring companies. At any particular time, we may be in various stages of assessment, discussion and negotiation with regard to one or more potential acquisitions, not all of which will be consummated. We make public disclosure of pending and completed acquisitions when appropriate and required by applicable securities laws and regulations.

Acquisitions involve numerous risks and uncertainties. If we complete one or more acquisitions, our results of operations and financial condition may be affected by a number of factors, including: the failure of the acquired businesses to achieve the results we have projected in either the near or long term; the assumption of unknown liabilities; the fair value of assets acquired and liabilities assumed; the difficulties of imposing adequate financial and operating controls on the acquired companies and their management and the potential liabilities that might arise pending the imposition of adequate controls; the difficulties in integration of the operations, technologies, services and products of the acquired companies; and the failure to achieve the strategic objectives of these acquisitions.

Acquisitions in rapidly developing economies, such as Russia (where we recently announced our first acquisition), involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries.

Future acquisitions or mergers may result in a need to issue additional equity securities, spend our cash, or incur debt, liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business.

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

Our indebtedness under the Senior Secured Notes as of December 31, 2007 amounted to $344.3 million, and additionally $15.8 million of accrued interest.

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

As a result of our acquisition of Botapol Holding B.V., which we completed on August 17, 2005, Takirra Investment Corporation N.V. as of December 31, 2007 owned a total of 2,537,128 shares of our common stock. Takirra Investment Corporation N.V. has the right to cause us to register resale of the shares of our common stock that it owns or to include its shares in future registration statements filed by us with the SEC. We have filed a registration statement relating to the shares with the SEC. Pursuant to that registration statement, Takirra Investment Corporation N.V. will be able to sell its shares to the public in the United States. If Takirra Investment Corporation N.V. were to sell a large number of its shares in a short period of time, the market price of our common stock could decline. In connection with any sale of its shares, Takirra Investment Corporation N.V. also may choose not to maintain a director on our board of directors, which is its contractual right for so long as it holds at least 50% of the shares issued to them in the Bols Acquisition.

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

Our existing properties

Headquarters, Sales Offices and Warehouses. We have entered into leases for our Warsaw headquarters and most of our other 17 distribution centers and 87 satellite branches. Our Polish headquarter is located at ul. Bobrowiecka 6, 00-728 Warsaw. Our distribution centers are located in: Gdansk, Warszawa, Olsztyn, Zielona Góra, Białystok (two centers), Torun, Stargard Szczecinski, Przeworsk, Zabkowice Slaskie, Chrzanów, Łódz, Konin, Łomza, Mosina and Minsk Mazowiecki. The amount of warehouse space leased for each distribution center averages 2,713 square meters. The amount of office and storage space leased for each satellite branch averages 368 square meters. The Warsaw lease expires on May 1, 2010, and neither party may terminate the lease except for material breaches. The Warsaw facility is approximately 9,765 square meters of warehouse and 3,457 square meters of office space which is currently used for our headquarters. We believe the warehouse facility has sufficient space to permit us to expand for the next two to three years without any further significant capital expenditure.

Retail Outlets. We have entered into a long term or indefinite term lease agreement with each of our six retail outlets. We have obtained agreements from the landlords to waive their rights to terminate the leases for a period of three years, provided that we are performing our obligations under these leases.

Production and rectification facilities. Our production facilities comprise two plants with one located in Białystok, Poland for Polmos Białystok and the other one located in Oborniki Wielkopolskie, Poland for Bols. The Białystok facility is located on 78,665 square meters of land which is leased from the government on a perpetual usufruct basis. The production capacity of our plant in Bialystok is approximately 24 million liters of 100% alcohol per year and currently, we use approximately 75% to 85% of its production capacity. In the Polmos Białystok distillery we produce Absolwent and its taste variations, Batory, Białowieska, Cytrynówka, Czekoladowa, Kompleet, Vodka, Liberty Blue, Lider, Ludowa, Nalewka Wisniowa, Nalewka Miodowa and Palace Vodka, Winiak Białostocki, Winiak Pałacowy, Wódka Imbirowa, Zubrówka. The plot on which the Białystok facility is located is unencumbered.

The Bols facility is located on 80,519 square meters of which 58,103 square meters are owned by us and 22,416 square meters are leased from the government on a perpetual usufruct basis. The production capacity of our plant in Oborniki Wielkopolskie is 34.2 million liters of 100% alcohol per year. Currently we use about 50% to 60% of the plant’s production capacity. In the Bols distillery we produce Bols Excellent, Bols Vodka and its taste variations, Soplica, Soplica Szlachetna Polska, Soplica Tradycyjna Polska, Soplica Wisniowa Polska, Soplica Staropolska, Boss, Slaska, Niagara and Royal Vodka. The plot on which the Bols facility is located in unencumbered.

Delivery trucks. Our fleet of vehicles consists of 1,206 vehicles (including delivery trucks), 1,008 of which are owned by us and our subsidiaries and the remainder of which are leased. As of December 31, 2007, their aggregate book value was $10.4 million.

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

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

The Company’s common stock has been traded on the NASDAQ National Market, and its successor, the NASDAQ Global Select Market, under the symbol “CEDC” since June 1999. Prior thereto it traded on the NASDAQ Small Cap Market since our initial public offering in July 1998. The following table sets forth the high and low bid prices for the common stock, as reported on the NASDAQ Global Select Market, for each of the Company’s fiscal quarters in 2006 and 2007. These prices represent inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The prices for 2006 and 2007 have also been adjusted to reflect the impact of the 3 for 2 stock split in June 2006.

	High	Low
2006
First Quarter	$28.62	$24.58
Second Quarter	27.79	21.35
Third Quarter	25.69	21.02
Fourth Quarter	30.69	22.98
2007
First Quarter	$30.59	$24.75
Second Quarter	36.49	29.03
Third Quarter	50.80	34.42
Fourth Quarter	60.82	43.94

On February 27, 2008, the last reported sales price of the Common Stock was $62.36 per share.

Holders

As of February 25, 2008, there were approximately 25,039 beneficial owners and 52 shareholders of record of common stock.

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

Equity Compensation Plans

The following table provides information with respect to our equity compensation plans as of December 31, 2007:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,288,867	$22.02	1,397,333
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,288,867	$22.02	1,397,333

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the periods indicated and should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements, the notes thereto and the other financial data contained in Items 7 and 8 of this report on Form 10-K.

Income Statement Data:	Year ended December 31,
	2003	2004	2005	2006	2007
Net sales	$429,118	$580,744	$749,415	$944,108	$1,189,822
Cost of goods sold	372,638	506,413	627,368	745,721	941,060

Gross profit	56,480	74,331	122,047	198,387	248,762
Sales, general and administrative expenses	34,313	45,946	70,404	106,805	130,677

Operating income	22,167	28,385	51,643	91,582	118,085
Non-operating income / (expense), net
Interest income / (expense), net	(1,500)	(2,115)	(15,828)	(31,750)	(35,829)
Other financial income / (expense), net	(92)	(19)	(7,678)	17,212	13,594
Other income / (expense), net	(59)	193	(262)	1,119	(1,770)

Income before income taxes	20,516	26,444	27,875	78,163	94,080
Income taxes	(5,441)	(4,614)	(5,346)	(13,986)	(15,910)

Minority interests	—	—	2,261	8,727	1,068

Net income	$15,075	$21,830	$20,268	$55,450	$77,102

Net income per common share, basic	$0.65	$0.89	$0.72	$1.55	$1.93

Net income per common share, diluted	$0.64	$0.87	$0.70	$1.53	$1.91

Average number of outstanding shares of common stock at year end	23,621	24,462	28,344	35,799	39,871
Balance Sheet Data:
	2003	2004	2005	2006	2007
Cash and cash equivalents	$6,229	$10,491	$60,745	$159,362	$87,867
Working capital	35,016	50,910	85,950	182,268	170,913
Total assets	187,470	291,704	1,084,472	1,326,033	1,782,168
Long-term debt and capital lease obligations, less current portion	1,670	4,013	369,039	394,564	469,958
Stockholders’ equity	83,054	120,316	374,942	520,973	815,436

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

We are the largest vodka producer by value and volume in Central Europe and a leading distributor and importer of alcoholic beverages in Poland and in Hungary. Our business involves the distribution of products that we produce from our two distilleries, importation on an exclusive basis of many well known international beers, wines and spirits brands and wholesaling of a range of products from local and international drinks companies operating in Poland and Hungary.

During 2007, we have continued to develop our solid footprint in Poland and Hungary where we produced approximately 9.3 million cases of vodka in 2007. In addition, in July 2007, we signed a letter of intent to acquire the Parliament vodka business in Russia, marking our first step of expansion into Russia.

In terms of business development in Poland we entered into a number of new agreements that have resulted in positive developments for our business. We started 2007 by signing an exclusive import agreement in January with Gruppo Campari. As a result of this agreement, we are now the exclusive importer and distributor of Campari, Cinzano, Skyy Vodka and other Campari products in Poland. In July we completed the acquisition of PHS, a Polish distribution company, which had 2006 annualized revenues of approximately $60 million. In addition, we signed an exclusive contract with the Orlen Company, which runs the largest petrol station chain in Poland. Orlen has over 1,000 stores located in their petrol stations that sell alcoholic beverages.

In 2007, our dedicated sales force of over 700 salesmen, including over 30 dedicated on-premise salesmen, worked diligently to leverage our extensive portfolio, including our must-have vodka brands and our exclusive premium import portfolio of wines and spirits. As a result, sales of two of our key core Polish vodka brands, Bols and Soplica, grew by 19% and 22% respectively in volume terms and sales of our exclusive import portfolio grew approximately 46% over 2006 sales in value terms. Included in our exclusive import growth was the success of Carlo Rossi, which became the number one wine sold in Poland by value. 2007 also saw the addition of our new flavored vodka brand for the Polish market, Zlota Gorzka, as well as numerous packaging changes for our existing brand, including a domestic and international re-launch of Zubrówka.

On the investment front, during the last quarter of 2007, we completed our investment in our two new spirit rectification facilities at our Polmos Bialystok and Bols facilities. The investment of approximately $16 million will not only allow us to reduce our cost of spirit but also ensure that we include the highest quality of spirit in our products.

On the financial side, we had two bond rating upgrades. In May, Moody’s upgraded our Senior Secured Notes from B2 to B1 based on what Moody’s said was our strong operating performance and ability to generate strong cash flow. In September, S&P upgraded our Senior Secured Notes from B to B+ based on what S&P said was improved profitability of operations and our consolidated position as a distributor in Poland. We also completed an equity offering in February, the proceeds from which were used to finance a claw back of 10% of our existing bonds and finance a tender for most of the remaining shares of Polmos Bialystok.

Effect of Exchange Rate and Interest Rate Fluctuations

As a result of the issuance of the Company’s €260 million Senior Secured Notes due 2012, we are exposed to foreign exchange movements. Movements in the EUR-Polish Zloty exchange rate will require us to revalue our liability on the Senior Secured Notes accordingly, the impact of which will be reflected in the results of the

Company’s operations. In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of December 31, 2007, the Company had outstanding a hedge contract for a seven year interest rate swap agreement. The swap agreement exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin.

Because the Company’s functional currency is primarily the Polish Zloty but its reporting currency is the U.S. Dollar, the translation effects of fluctuations in the exchange rate have impacted the Company’s financial condition and results of operations and have affected the comparability of our results between financial periods. The average Zloty/Dollar exchange rate used to create our income statement appreciated by approximately 10%. The actual year end Zloty/Dollar exchange rate used to create our balance sheet appreciated by approximately 16%.

Twelve months ended December 31, 2007 compared to twelve months ended December 31, 2006

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Twelve months ended
	December 31, 2007	December 31, 2006
Sales	$1,483,344	$1,193,248
Excise taxes	(293,522)	(249,140)
Net Sales	1,189,822	944,108
Cost of goods sold	941,060	745,721

Gross Profit	248,762	198,387

Operating expenses	130,677	106,805

Operating Income	118,085	91,582

Non operating income / (expense), net
Interest (expense), net	(35,829)	(31,750)
Other financial income, net	13,594	17,212
Other non operating income / (expense), net	(1,770)	1,119

Income before taxes	94,080	78,163

Income tax expense	15,910	13,986
Minority interests	1,068	8,727

Net income	$77,102	$55,450

Net income per share of common stock, basic	$1.93	$1.55

Net income per share of common stock, diluted	$1.91	$1.53

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and value added tax. Total net sales increased by approximately 26.0%, or $245.7 million, from $944.1 million for the twelve months ended December 31, 2006 to $1,189.8 million for the twelve months ended December 31, 2007. This increase in sales is due to the following factors:

Net Sales for twelve months ended December 31, 2006	$944,108
Increase from acquisitions	53,910
Existing business sales growth	69,756
Impact of foreign exchange rates	122,048

Net sales for twelve months ended December 31, 2007	$1,189,822

Factors impacting our existing business sales for the twelve months ending December 31, 2007 include the growth of our key vodka brands, with Bols Vodka, our flagship premium vodka, growing by 19% in volume terms and Soplica by 22% in volume terms as compared to the twelve months ending December 31, 2006. In addition to the growth of our own brands, our sales of imports and other third party brands increased due in part to new contracts, including the distribution contract with Orlen, the largest gas station chain in Poland, as well as market share gains taken from other distributors in Poland. Sales of our exclusive import brands grew by 46% in value terms for the twelve months ending December 31, 2007 as compared to the same period in 2006.

Based upon average exchange rates for the twelve months ended December 31, 2007 and 2006, the Polish Zloty appreciated by approximately 10%. This resulted in an increase of $122.0 million of sales in U.S. Dollars.

Gross Profit

Total gross profit increased by approximately 25.4%, or $50.4 million, to $248.8 million for the twelve months ended December 31, 2007, from $198.4 million for the twelve months ended December 31, 2006, reflecting sales growth for the factors noted above in the twelve months ended December 31, 2007. Gross margin remained constant at 21% for the twelve months ended December 31, 2006 and 2007. Factors impacting our margins include the consolidation of PHS from the third quarter of 2007, which operates primarily as a wholesaler with lower margins, as well as higher growth in our distribution business. The impact of both of these items has offset higher margin growth from increased sales of our own brands.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debt. Total operating expenses increased by approximately 22.4%, or $23.9 million, from $106.8 million for the twelve months ended December 31, 2006 to $130.7 million for the twelve months ended December 31, 2007. Approximately $3.4 million of this increase resulted primarily from the effects of the acquisition of Bols Hungary in August 2006, $3.0 million resulted from the effects of the acquisition of PHS in July 2007 and the remainder of the increase resulted primarily from the growth of the business and the impact of foreign exchange expenses, as detailed below.

Operating expenses for twelve months ended December 31, 2006	$106,805
Increase from acquisitions	6,599
Increase from existing business growth	3,684
Impact of foreign exchange rates	13,589

Operating expenses for twelve months ended December 31, 2007	$130,677

The table below sets forth the items of operating expenses.

	Twelve Months Ended December 31,
	2007	2006
	($ in thousands)
S,G&A	$106,401	$86,421
Marketing	16,937	14,078
Depreciation and amortization	7,339	6,306

Total operating expense	$130,677	$106,805

S,G&A increased by approximately 23.1%, or $20.0 million, from $86.4 million for the twelve months ended December 31, 2006 to $106.4 million for the twelve months ended December 31, 2007. Approximately $3.1 million of this increase resulted primarily from the effects of the Bols Hungary acquisition in August 2006, $2.9 million resulted from the effects of the PHS acquisition in July 2007 and the remainder of the increase resulted primarily from the growth of the business and the appreciation of the Polish Zloty against the U.S. Dollar. As a percent of sales, S,G&A has decreased from 9.2% of net sales for the twelve months ended

December 31, 2006 to 8.9% of net sales for the twelve months ended December 31, 2007, primarily due to improved costs management.

Depreciation and amortization increased by approximately 15.9%, or $1.0 million, from $6.3 million for the twelve months ended December 31, 2006 to $7.3 million for the twelve months ended December 31, 2007. This increase resulted primarily from our existing business growth.

Operating Income

Total operating income increased by approximately 28.9%, or $26.5 million, from $91.6 million for the twelve months ended December 31, 2006 to $118.1 million for the twelve months ended December 31, 2007. This increase resulted primarily from the factors described under “Net Sales” above. Operating margin increased from 9.7% of net sales for the twelve months ended December 31, 2006 to 9.9% of net sales for the twelve months ended December 31, 2007. The increase in operating margin is due primarily to improved costs management.

Non Operating Income and Expenses

Total interest expense increased by approximately 12.6%, or $4.0 million, from $31.8 million for the twelve months ended December 31, 2006 to $35.8 million for the twelve months ended December 31, 2007. This increase resulted from a combination of additional borrowings for the purchase of Polmos Bialystok shares completed in June 2007, increased interest rates in 2007 as compared to 2006, and a strong Euro as compared to the U.S. dollar.

In order to reduce the Company’s overall cost of borrowings, in 2007 the Company completed a redemption of a portion of its Senior Secured Notes. In connection with this redemption, the Company incurred one-off early debt retirement costs of approximately $6.9 million relating to the 8% premium for early debt redemption and $4.9 million of written off financing costs and hedges associated with the retired debt. For detailed information regarding these costs please refer to Note 14 to our consolidated financial statements. In addition, the Company recognized $23.9 million of foreign exchange rate gains related to the impact of movements in exchange rates on our Senior Secured Notes.

Included in other financial income were foreign exchange gains from the revaluation of our Senior Secured Notes of $23.9 million for the twelve months ending December 31, 2007, as discussed above, and $3.3 million for the twelve months ending December 31, 2006. These gains are a result of the revaluation of our Euro Senior Secured Notes to Polish Zloties.

Income Tax

In August 2007, the Company received confirmation from the Polish tax office regarding a change in tax treatment for unrealized gains. As such the Company recognized a one time increase in a deferred tax asset during the period. Partially offsetting this was an increase in the provision for unutilized tax loss carry forwards in Poland, which resulted in a reduction of a deferred tax asset. The net difference was fully recognized in the current year resulting in an effective tax rate of 16.9% for the twelve months ended December 31, 2007 as compared to a historic rate of 18%-19%.

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

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and value added tax. Total net sales increased by approximately 26.0%, or $194.7 million, from $749.4 million for the twelve months ended December 31, 2005 to $944.1 million for the twelve months ended December 31, 2006. This increase in sales is due to the following factors:

Net Sales for twelve months ended December 31, 2005	$749,415
Increase from acquisitions	127,108
Existing business sales growth	22,835
Impact of foreign exchange rates	44,750

Net sales for twelve months ended December 31, 2006	$944,108

Factors impacting our sales for 2006 include:

•	Acquisitions which provided an additional $127.1 million of sales for the twelve months ended December 31, 2006.

•	Liter sales of the key brands we produce (Absolwent, Bols, Soplica and Zubrówka) grew by 4% in 2006 as compared to 2005.

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

Other financial expenses relate primarily to the impact of movements in exchange rates and the cost of hedges. For the twelve months ended December 31, 2006, these costs included primarily $3.3 million of foreign exchange rate gains related to our Senior Secured Notes financing and $13.1 million of gain on closed hedge contracts. For detailed information please refer to Note 14 to our consolidated financial statements.

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

	Twelve months ended December 31, 2007	Twelve months ended December 31, 2006
	($ in thousands)
Cash flow from operating activities	23,084	71,691
Cash flow used in investing activities	(159,122)	(41,922)
Cash flow from financing activities	56,923	60,786

Fiscal year 2007 cash flow

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations, servicing of finance and taxation. Net cash provided by operating activities for the twelve months ended December 31, 2007 was $23.1 million as compared to $71.7 million for the twelve months ended December 31, 2006. The primary drivers impacting the movements in working capital were related to the timing of payments for excise tax, as discussed below, as well as the overall growth of our business. Included in the working capital movements is an increase in other accrued liabilities and payables of $16.3 million in 2007 as compared to a $14.6 million decrease in 2006 reflecting the impact of timing of excise payments. Due to the timing of production, a greater amount of excise tax was paid in December in 2007 as compared to December 2006 which resulted in a $31 million swing in the other accrued liabilities and payables line. In order to drive sales, more products were released into the market in November 2007 requiring excise tax payments in December 2007 as compared to the prior year sales where a greater portion of excise tax was paid in January 2007. Other working capital items grew in line with business growth in 2007. However in 2006 the Company benefited from a one time cash inflow when the trade terms with wholesalers were changed, requiring either cash on delivery payments or a bank guarantee at the end of 2005. Thus, cash outflows from accounts receivables were $7.6 million for the twelve months ended December 31, 2006 as compared to $38.8 million for the twelve months ended December 31, 2007.

Net cash flow used in investing activities

Net cash flows used in investing activities represents net cash used to acquire subsidiaries and fixed assets as well as proceeds from sales of fixed assets. Net cash used in investing activities for the twelve months ended

December 31, 2007 was $159.1 million as compared to $41.9 million for the twelve months ended December 31, 2006. The primary expenditures in 2007 were the additional purchase of shares in Polmos Bialystok for $132.8 million, and investment in the new rectification facilities for $16 million. Included in cash flows from investing activities are net cash inflows of $5.0 million from the final purchase price adjustment from our Botalpol acquisition completed in 2005.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash provided by financing activities was $56.9 million for the twelve months ended December 31, 2007 as compared to $60.8 million for the twelve months ended December 31, 2006. In January and March of 2007, the Company completed redemption of 20% of its outstanding Senior Secured Notes for a total of €65.0 million which was financed by equity offerings completed in December 2006 and February 2007. In order to finance the acquisition of the additional share of Polmos Bialystok as noted above, the Company drew down $123 million of funds from a new credit facility during 2007.

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

Financing Arrangements

Existing Credit Facilities

As of December 31, 2007, the Company had total short-term debt outstanding under existing credit facilities in the Polish Zloty equivalent of approximately $42.8 million. In order to fund working capital and other liquidity requirements, the Company also has available non-committed credit lines with various banks and credit institutions. As of December 31, 2007, the amount of available, unutilized and uncommitted credit facilities was the Polish Zloty equivalent of approximately $73.0 million. These existing credit facilities are subject to renewal on an annual basis.

As of December 31, 2007, the company had utilized approximately $123 million of a multipurpose credit line agreement in connection with a tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by, and a pledge of the shares of, certain subsidiaries of the Company. The indebtedness under the credit line agreement bears interest at a rate equal to the one month Warsaw Interbank Rate plus a margin of 1.2% and matures on March 31, 2009.

On February 9, 2008, CEDC received a binding term sheet from Bank Zachodni WBK SA in Poland to provide up to $50 million of financing to be used to finance a portion of the Parliament acquisition. The term sheet provides a $30 million five year amortizing term facility and a one year $20 million short term facility with annual renewal. The facilities are to bear interest at 6 month LIBOR plus 1.65% for the five year facility and 1.45% for the short term facility and contains other customary terms and covenants.

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

On January 19, 2007, the Company completed a redemption of the Senior Secured Notes equal to €32.5 million. In addition to the payment of principal and accrued interest the Company paid a redemption premium of 8%. The repurchase was financed with the proceeds from the equity offerings completed in December 2006.

On March 29, 2007 the Company completed a second redemption of the Senior Secured Notes equal to €32.5 million. In addition to the payment of principal and accrued interest the Company paid a redemption premium of 8%. The repurchase was financed with the proceeds from the equity offerings completed in February 2007.

In connection with above redemptions of Senior Secured Notes, the Company recognized a loss of $2.8 million related to the portion of the Interest Rate Swap of $32.5 million closed in connection with the January redemption and prepaid financing costs associated with retired debt for $2.2 million relating to both.

As of December 31, 2007 and 2006, the Company had accrued interest included in other accrued liabilities of $15.8 million and $15.5 million respectively related to the Senior Secured Notes, with the next coupon due for payment on January 25, 2008. Total obligations under the Senior Secured Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method and fair value adjustments from the application of hedge accounting.

Equity Offering

In February 2007, the Company closed a public offering of 1,553,571 shares of common stock at an offering price of $28 per share. The proceeds from this offering were used to repurchase an additional portion of our Senior Secured Notes described above.

Capital Expenditure

Our net capital expenditure on tangible fixed assets for the twelve months ending December 31, 2007, 2006, and 2005 was $23.1 million, $9.7 million and $5.1 million, respectively. Capital expenditures during the twelve months ended December 31, 2007 were used primarily for investments in rectification of approximately $16 million, as well as fleet, information systems and plant maintenance. Capital expenditures during the twelve months ended December 31, 2006 and 2005 were used primarily for investments in fleet, information systems and plant maintenance.

We have estimated that maintenance capital expenditure for 2008, 2009 and 2010 for our existing business combined with our acquired businesses will be approximately $8.0 to $12.0 million per year. Future capital expenditure is expected to be used for our continued investment in information technology, trucks, and routine improvements to production facilities. Pursuant to our acquisition of Polmos Bialystok, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish Zloty (approximately $31.8 million based on year end exchange rate) during the five years after the consummation of the acquisition. As of December 31, 2007 the company has completed 54% of these investment commitments.

A substantial portion of these future capital expenditure amounts are discretionary, and we may adjust spending in any period according to our needs. We currently intend to finance all of our capital expenditure through cash generated from operating activities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(unaudited)
	($ in thousands)
Long-term debt obligations	$467,250	$—	$122,952	$344,298	$—
Interest on long-term debt	162,900	38,592	63,156	61,152	—
Short-term debt obligations	42,785	42,785	—	—	—
Operating leases	18,689	5,241	8,376	3,450	1,622
Capital leases	4,467	1,759	2,708	—	—
Contracts with suppliers	448	448	—	—	—

Total	$696,539	$88,825	$197,192	$408,900	$1,622

Effects of Inflation and Foreign Currency Movements

Substantially all of Company’s operating cash flows and assets are denominated in Polish Zloty and Hungarian Forint. This means that the Company is exposed to translation movements both on its balance sheet and income statement. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the income statement is by the movement of the average exchange rate used to restate the income statement from Polish Zloty and Hungarian Forint to U.S. Dollars. The amounts shown as exchange rate gains or losses on the face of the income statement relate only to realized gains or losses on transactions that are not denominated in Polish Zloty or Hungarian Forint.

As a result of the issuance of the Company’s €260 million Senior Secured Notes due 2012, we are exposed to foreign exchange movements. Movements in the EUR-Polish Zloty exchange rate will require us to revalue our liability on the Senior Secured Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of December 31, 2007, the Company had outstanding a hedge contract for a seven year interest rate swap agreement. The swap agreement exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin.

The average Zloty/Dollar exchange rate used to create our income statement appreciated by approximately 10%. The actual year end Zloty/Dollar exchange rate used to create our balance sheet appreciated by approximately 16%.

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

The calculation of the impairment charge for goodwill and indefinite lived intangible assets, requires the use of estimates. The discount rate used for the calculation was 7.42%. Factoring in a deviation of 10% for the discount rate as compared to management’s estimate, there would still be no need for an impairment charge against goodwill.

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

See Note 10 to our Consolidated Financial Statements for more information regarding stock-based compensation.

Recently issued accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company has implemented certain provisions of this pronouncement and is not expecting any material impact that the full implementation of SFAS 157 would have on the consolidated financial statements when adopted.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is not expecting the implementation of SFAS 157 on the consolidated financial statements, when adopted, to have any material impact.

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations”. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is business combinations in the year ending November 30, 2010 for the Company. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending November 30, 2010 and the interim periods within the fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This standard currently does not impact us as we have full controlling interest of all of our subsidiaries, however this standard may impact the treatment of future acquisitions.

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

Our commercial foreign exchange exposure mainly arises from the fact that substantially all of our revenues are denominated in Polish Zloty, and our Senior Secured Notes are denominated in Euros. This Euro debt has been lent down to the operating subsidiary level in Poland, thus exposing the Company to movements in the Euro/Polish Zloty exchange rate. Every 1% movement in this exchange rate would result in an approximately $3.8 million change in the valuation of the liability with the offsetting pre-tax gains or losses recorded in the profit and loss of the Company per annum without considering any potential early repayments of the Senior Secured Notes.

Because all of our working capital financing is at floating rates, changes in interest rates may impact our net interest expense, positively in the event of a reduction in base rates and adversely should base rates increase. A 1 basis point change in the change of our base rates for working capital financing would result in an approximately $4,280 increase or decrease in our borrowing costs, based upon year end working capital facilities utilized.

As a result of the issuance of the Company’s €260 million Senior Secured Notes due 2012, we are exposed to foreign exchange movements. Movements in the Euro/Polish Zloty exchange rate will require us to revalue our liability on the Senior Secured Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of December 31, 2007, the Company had outstanding a hedge contract for a seven year interest rate swap agreement hedging 254.1 million EUR of the Senior Secured Notes. The swap agreement exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. Any changes in Euribor will result in a change in the interest expense. Each basis point move in Euribor will result in an increase or a decrease in annual interest expense of €25,410.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[PwC Office Letterhead]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Central European Distribution Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Central European Distribution Corporation and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, Management has excluded PHS Sp. z o.o. from its assessment of internal controls over financial reporting as of December 31, 2007, because this company was acquired by the Company in the purchase business combination during the year ended December 31, 2007. This company is a subsidiary of Central European Distribution Corporation that is controlled by ownership of a majority of voting interest, whole total assets and total revenues represent 0.97% and 2.98% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

PricewaterhouseCoopers Sp. z o.o.

Warsaw, Poland

February 29, 2008

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET

Amounts in columns expressed in thousands

(except share information)

	December 31, 2007	December 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$87,867	$159,362
Accounts receivable, net of allowance for doubtful accounts of $29,277 and $24,354 respectively	316,277	224,575
Inventories	141,272	89,522
Prepaid expenses and other current assets	16,536	24,299
Deferred income taxes	5,141	5,336

Total Current Assets	567,093	503,094

Intangible assets, net	545,697	371,624
Goodwill, net	577,282	398,005
Property, plant and equipment, net	79,979	49,801
Deferred income taxes	11,407	3,305
Other assets	710	204

Total Assets	$1,782,168	$1,326,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$172,340	$138,585
Bank loans and overdraft facilities	42,785	24,656
Income taxes payable	5,408	2,975
Taxes other than income taxes	101,929	94,985
Other accrued liabilities	71,959	57,620
Current portions of obligations under capital leases	1,759	2,005

Total Current Liabilities	396,180	320,826

Long-term debt, less current maturities	122,952	8
Long-term obligations under capital leases	2,708	1,122
Long-term obligations under Senior Secured Notes	344,298	393,434
Deferred income taxes	100,113	68,275

Total Long Term Liabilities	570,071	462,839
Minority interests	481	21,395

Stockholders’ Equity
Common Stock ($0.01 par value, 80,000,000 shares authorized, 40,566,096 and 38,691,635 shares issued at December 31, 2007 and 2006, respectively)	406	387
Additional paid-in-capital	429,554	374,985
Retained earnings	205,186	128,084
Accumulated other comprehensive income	180,440	17,667
Less Treasury Stock at cost (246,037 shares at December 31, 2007 and 2006, respectively)	(150)	(150)

Total Stockholders’ Equity	815,436	520,973

Total Liabilities and Stockholders’ Equity	$1,782,168	$1,326,033

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

Amounts in columns expressed in thousands

(except per share information)

	Year ended December 31,
	2007	2006	2005
Sales	$1,483,344	$1,193,248	$828,918
Excise taxes	(293,522)	(249,140)	(79,503)
Net Sales	1,189,822	944,108	749,415
Cost of goods sold	941,060	745,721	627,368

Gross Profit	248,762	198,387	122,047

Operating expenses	130,677	106,805	70,404

Operating Income	118,085	91,582	51,643

Non operating income / (expense), net
Interest (expense), net	(35,829)	(31,750)	(15,828)
Other financial (expense), net	13,594	17,212	(7,678)
Other non operating income / (expense), net	(1,770)	1,119	(262)

Income before taxes	94,080	78,163	27,875

Income tax expense	15,910	13,986	5,346

Minority interests	1,068	8,727	2,261

Net income	$77,102	$55,450	$20,268

Net income per share of common stock, basic	$1.93	$1.55	$0.72

Net income per share of common stock, diluted	$1.91	$1.53	$0.70

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

Amounts in columns expressed in thousands

(except per share information)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumu- lated other comprehen- sive income	Total
	Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2004	16,677	$166	164	($150)	$55,663	$52,366	$12,271	$120,316

Net income for 2005	—	—			—	20,268	—	20,268
Foreign currency translation adjustment	—	—			—	—	(6,626)	(6,626)
Comprehensive income for 2005	—	—			—	20,268	(6,626)	13,642
Common stock issued in private placement	3,360	34			111,560			111,594
Common stock issued in connection with options	438	5			3,201			3,206
Common stock issued in connection with acquisitions	3,410	34			126,150	—	—	126,184
Balance at December 31, 2005	23,885	$239	164	($150)	$296,574	$72,634	$5,645	$374,942

Net income for 2006	—	—			—	55,450	—	55,450
Foreign currency translation adjustment	—	—			—	—	12,022	12,022
Comprehensive income for 2006	—	—			—	55,450	12,022	67,472
Contractual compensation	2	—			57			57
Effect of stock split June 12, 2006	11,977	120	82		(120)			—
Common stock issued in public placement	2,550	26			71,571			71,597
Common stock issued in connection with options	274	2			6,729			6,731
Common stock issued in connection with acquisitions	4	—			161	—	—	161
Share purchase in Polmos						0		0
Other					13			13
Balance at December 31, 2006	38,692	$387	246	($150)	$374,985	$128,084	$17,667	$520,973

Net income for 2007	—	—	—	—	—	77,102	—	77,102
Foreign currency translation adjustment	—	—	—	—	—	—	162,773	162,773

Comprehensive income for 2007	—	—	—	—	—	77,102	162,773	239,875
Common stock issued in public placement	1,554	16	—	—	42,338	—	—	42,354
Common stock issued in connection with options	272	3	—	—	5,538	—	—	5,541
Common stock issued in connection with acquisitions	48	0	—	—	1,693	—	—	1,693
Refundable purchase price related to Botapol acquisition	—	—	—	—	5,000	—	—	5,000
Balance at December 31, 2007	40,566	$406	246	($150)	$429,554	$205,186	$180,440	$815,436

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

Amounts in columns expressed in thousands

	Year ended December 31,
	2007	2006	2005
CASH FLOW
Operating Activities
Net income	$77,102	$55,450	$20,268
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	9,968	8,739	4,529
Deferred income taxes	9,957	2,205	(317)
Bad debt provision	249	999	984
Minority interests	1,044	8,727	2,261
Hedge valuation	—	(13,118)	16,957
Unrealized foreign exchange (gains) / losses	(23,940)	(3,274)	(14,351)
Cost of debt extinguishment	11,864	—	—
Stock options expense	1,866	1,908	—
Other non cash items	7,059	80	—
Changes in operating assets and liabilities:
Accounts receivable	(38,812)	(7,554)	(23,730)
Inventories	(21,986)	(3,165)	(238)
Prepayments and other current assets	5,865	(2,026)	(6,575)
Trade accounts payable	(880)	8,123	(7,149)
Other accrued liabilities and payables	(16,272)	14,597	41,442

Net Cash provided by Operating Activities	23,084	71,691	34,081

Investing Activities
Investment in fixed assets	(25,787)	(11,713)	(8,091)
Proceeds from the disposal of fixed assets	2,670	2,045	2,454
Investment in trademarks	—	(1,210)	—
Purchase of financial assets	—	—	(79,412)
Proceeds from the disposal of financial assets	—	4,784	115,028
Refundable purchase price related to Botapol acquisition	5,000	—	—
Acquisitions of subsidiaries, net of cash acquired	(141,005)	(35,828)	(490,092)

Net Cash used in Investing Activities	(159,122)	(41,922)	(460,113)

Financing Activities
Borrowings on bank loans and overdraft facility	13,225	15,379	4,804
Borrowings on long-term bank loans	122,508	—	—
Payment of bank loans and overdraft facility	(30,153)	(21,526)	(13,565)
Payment of long-term borrowings	8	(3)	(6,438)
Net Borrowings of Senior Secured Notes	—	—	378,447
Payment of Senior Secured Notes	(95,440)	—	—
Hedge closure	—	(7,323)	—
Movements in capital leases payable	445	(2,232)	(1,676)
Issuance of shares in public placement	42,354	71,719	—
Issuance of shares in private placement	—	—	111,594
Options exercised	3,976	4,772	3,205

Net Cash provided by Financing Activities	56,923	60,786	476,371

Currency effect on brought forward cash balances	7,620	8,062	(86)
Net Increase / (Decrease) in Cash	(71,495)	98,617	50,254
Cash and cash equivalents at beginning of period	159,362	60,745	10,491

Cash and cash equivalents at end of period	$87,867	$159,362	$60,745

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	1,693	$161	$126,156

Supplemental disclosures of cash flow information
Interest paid	$40,136	$37,256	$2,669
Income tax paid	$21,362	$11,980	$4,580

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

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

Where the cost of equipment is approximately $1,500 per transaction, it is expensed to the income statement as incurred.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

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

Accounts Receivable

Accounts receivables are recorded based on the invoice price, inclusive of VAT (sales tax), and where a delivery note has been signed by the customer and returned to the Company. The allowances for doubtful accounts are based upon the aging of the accounts receivable, whereby the Company makes an allowance based on a sliding scale. The Company typically does not provide for past due amounts due from large international retail chains (hypermarkets and supermarkets) as there have historically not been any issues with collectability of these amounts. However, where circumstances require, the Company will also make specific provisions for any excess not provided for under the general provision. When a final determination is delivered to the Company regarding the non-recovery of a receivable, the Company then charges the unrecoverable amount to the accumulated allowance.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	December 31, 2007	December 31, 2006
Raw materials and supplies	$19,051	$13,084
In-process inventories	2,479	298
Finished goods and goods for resale	119,742	76,140

Total	$141,272	$89,522

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

Employee Retirement Provisions

The Company’s employees are entitled to retirement payments and in some cases payments for long-service (“jubilee awards”) and accordingly the Company provides for the current value of the liability related to these benefits. A provision is calculated based on the terms set in the collective labor agreement. The amount of the provision for retirement bonuses depends on the age of employees and the pre-retirement time of work for the Company and typically equals one months salary.

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

Employee Stock-Based Compensation

At December 31, 2007, the Company had in place the 1997 Stock Incentive Plan (“the 1997 Incentive Plan”) under which all stock-based compensation awards are granted to directors, executives, and other employees and to non-employee service providers of the Company. The 1997 Incentive Plan expired in November 2007; however, a new plan (the 2007 Stock Incentive Plan) was approved by CEDC shareholders during the annual shareholders meeting on April 30, 2007. The 2007 Stock Incentive Plan will expire in November 2017. The terms and conditions of the 2007 Stock Incentive Plan are substantially similar to those of the 1997 Stock Incentive Plan. See Note 10 for more information regarding stock-based compensation, including pro forma information required under SFAS No. 123 for periods prior to Fiscal 2006.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

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

The Company’s 2007 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, executives, and other employees (“employees”) of the Company and to non-employee service providers of the Company. Following a shareholder resolution in April 2003 and the stock splits of May 2003, May 2004 and June 2006, the Incentive Plan authorizes, and the Company has reserved for future issuance, up to 1,397,333 shares of Common Stock (subject to an anti-dilution adjustment in the event of a stock split, re-capitalization, or similar transaction). The Compensation Committee of the Board of Directors of the Company administers the 2007 Stock Incentive Plan.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

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

Comprehensive Income/(Loss)

Comprehensive income/(loss) is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income adjusted by, among other items, foreign currency translation adjustments. The translation losses/gains on the re-measurements from foreign currencies (primarily the Polish Zloty) to US dollars are classified separately as a component of accumulated other comprehensive income included in stockholders’ equity.

As of December 31, 2007, the Polish zloty exchange rate used to translate the balance sheet strengthened as compared to the exchange rate as of December 31, 2006, and as a result a gain to comprehensive income was recognized. Additionally, translation gains and losses with respect to long-term subordinated inter-company loans with the parent company are charged to other comprehensive income. No deferred tax benefit has been recorded on the comprehensive income in regard to the long-term inter-company transactions with the parent company, as the repayment of any equity investment is not anticipated in the foreseeable future.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

Net Income per Common Share

Net income per common share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share (EPS) are computed by dividing income available to common shareholders by the weighted- average number of common shares outstanding for the year. The stock options and warrants discussed in Note 10 were included in the computation of diluted earnings per common share (Note 15).

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company has implemented certain provisions of this pronouncement and is not expecting any material impact that the full implementation of SFAS 157 would have on the consolidated financial statements when adopted.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is not expecting the implementation of SFAS 157 to have any material impact on the consolidated financial statements when adopted.

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations”. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is business combinations in the year ending November 30, 2010 for the Company. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending November 30, 2010 and the interim periods within the fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This standard currently does not impact us as we have full controlling interest of all of our subsidiaries, however this standard may impact the treatment of future acquisitions.

2. Acquisitions

On July 27, 2007, the Company signed the final Share Purchase Agreement to acquire 100% of the outstanding shares of PHS Sp. z o.o. “PHS”, a leading Polish distributor of alcoholic beverages. The total purchase price of approximately $8.4 million was funded through a combination of 80% cash and 20% shares of common stock of CEDC.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

On July 16, 2007, the Company signed a Letter of Intent to acquire a significant majority interest in a company in Russia holding various alcoholic beverage production and distribution assets, including the trademark rights for the Parliament brand in Russia. The Letter of Intent is subject to the execution of definitive agreements, which would be subject to customary closing conditions. The acquisition is currently expected to close during the first quarter of 2008 and will be financed through a combination of cash, debt and equity.

On March 31, 2007, the Company also acquired the distribution assets of a small distributor in Northeast Poland for a total consideration of $1.2 million.

On February 20, 2007, the Company closed a tender for the remaining outstanding shares of common stock of Polmos Bialystok, obtaining an additional 2.54 million shares for approximately $90.9 million, thus increasing the Company’s ownership in Polmos Bialystok to 90.14%. In addition, the Company purchased additional shares on the market and performed a mandatory buyout to purchase an additional 9.79% of the outstanding shares of common stock of Polmos Bialystok S.A for approximately $41.9 million. As of December 31, 2007 the Company’s owned 99.93% of the outstanding common stock of Polmos.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

The fair value of the net assets acquired in connection with all 2007 acquisitions as of the acquisition date are:

Fair value of assets purchased and liabilities assumed	December 31,
	2007	2006
Current Assets
Cash and cash equivalents	$265	$1,270
Financial assets	1	0
Accounts receivable, net of allowance for doubtful accounts	3,572	7,328
Inventories	7,871	4,098
Prepaid expenses and other current assets	1,072	761
Deferred income taxes	334	387

Total Current Assets	13,115	13,844

Equipment, net	1,357	2,267
Trademarks, net	87,552	15,949

Total Assets	$102,024	$32,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$7,093	$4,026
Bank loans and overdraft facilities	3,952	832
Income taxes payable	—	—
Taxes other than income taxes	262	2,743
Other accrued liabilities	17,152	3,550
Total Current Liabilities	28,459	11,152

Long-term debt, less current maturities	193	0
Deferred tax—long term liability	0	0
Minority interests	(21,959)	(1,984)

Net identifiable assets and liabilities	95,331	22,892

Goodwill on acquisition	47,647	14,570

Consideration paid, satisfied in shares	1,694	161
Consideration paid, satisfied in cash	141,270	37,097
Consideration to be paid, presented in liabilities	—	—

Cash (acquired)	$265	$1,270

Net Cash Outflow	$141,005	$35,828

The following table sets forth the unaudited pro forma results of operations of the Company for the twelve month periods ending December 31, 2007, 2006 and 2005. The unaudited pro forma results of operations give effect to the Company’s acquisitions as if they occurred on January 1, 2007, 2006 and 2005. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	Year ended December 31,
	2007	2006	2005
Net sales	$1,230,588	$969,233	$890,707
Net income	78,200	53,650	15,007

Net income per share data:
Basic earnings per share of common stock	$1.96	$1.50	$0.53
Diluted earnings per share of common stock	$1.94	$1.48	$0.52

3. Trade Receivables and Allowances for Doubtful Accounts

Changes in the allowance for doubtful accounts during each of the three years in the period ended December 31, were as follows:

	Year ended December 31,
	2007	2006	2005
Net trade receivables—excluding VAT	$283,241	$204,040	$164,487
VAT (sales tax)	62,313	44,889	46,393
Gross trade receivables	$345,554	$248,929	$210,880

Allowances for doubtful debts
Balance, beginning of year	$24,354	$22,851	$10,038
Effect of FX movement on opening balance	4,696	2,754	(834)
Provision for bad debts—reported in income statement	(249)	999	984
Charge-offs, net of recoveries	476	(2,378)	(4,088)
Increase in allowance from purchase of subsidiaries	—	128	16,751

Balance, end of year	$29,277	$24,354	$22,851

Trade receivables, net	$316,277	$224,575	$188,029

4. Property, plant and equipment

Property, plant and equipment, presented net of accumulated depreciation in the consolidated balance sheets, consists of:

	December 31,
	2007	2006
Land and buildings	$35,443	$23,643
Equipment	56,780	34,576
Motor vehicles	20,985	15,391
Motor vehicles under lease	7,200	6,884
Computer hardware and software	16,817	12,021

Total gross book value	137,225	92,515
Less—Accumulated depreciation	(57,246)	(42,714)

Total	$79,979	$49,801

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

5. Goodwill

Goodwill, presented net of accumulated amortization in the consolidated balance sheets, consists of:

	December 31,
	2007	2006
Balance at January 1,	$398,005	$372,664
Impact of foreign exchange	131,630	10,771
Additional purchase price adjustments	—	—
Acquisition through business combinations	47,647	14,570

Balance at December 31,	$577,282	$398,005

During the fourth quarter of 2007, the Company determined that the exchange rates that have been applied historically to translate goodwill from the functional currency of the acquired entity to the reporting currency were incorrectly applied. As such the gross balance of goodwill was updated during the fourth quarter of 2007, to properly reflect this impact of exchange rate movements and a one time revaluation of goodwill of $131 million was recorded in the 2007 financial statements, with the corresponding offset to other compressive income. In accordance with the guidance provided by SAB 99, the Company has determined that this adjustment is not material based upon a combination of qualitative and quantitative factors.

6. Intangible Assets other than Goodwill

The major components of intangible assets are:

	December 31,	December 31,
	2007	2006
Non-amortizable intangible assets:
Trademarks	$543,123	$369,052
Total	543,123	369,052
Amortizable intangible assets:
Trademarks	$6,754	$5,663
Customer relationships	1,913	1,228
Less accumulated amortization	(6,093)	(4,319)
Total	2,574	2,572

Total intangible assets	$545,697	$371,624

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

Estimated aggregate future amortization expenses for intangible assets that have a definite life are as follows:

2008	$926
2009	779
2010	315
2011	232
2012 and above	322

Total	$2,574

Intangible assets are tested for impairment at least once a year at year end.

7. Accrued liabilities

The major components of accrued liabilities are:

	December 31,	December 31,
	2007	2006
Operating accruals	$28,672	$22,119
Hedge valuation	27,520	19,991
Accrued interest	15,767	15,510

Total	$71,959	$57,620

The hedge valuation represents the mark to market valuation of the open fair value hedge as described further in Note 16. Accrued interest represents interest on the Senior Secured Notes as of December 31, 2007 which was subsequently paid on January 25, 2008.

8. Borrowings

Bank Facilities

In June 2006, the Company consolidated all working capital facilities to three banks. These facilities are used primarily to support the Company’s working capital requirements. These credit lines are only denominated in Polish Zloty.

As of December 31, 2007, $73.0 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

As of December 31, 2007, the company had utilized approximately $123 million of a multipurpose credit line agreement in connection with a tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company. The indebtedness under the credit line agreement bears interest at a rate equal to the one-month Warsaw Interbank Rate plus a margin of 1.2% and matures on March 31, 2009.

Senior Secured Notes

In connection with the Bols and Polmos Bialystok acquisitions, on July 25, 2005 the Company completed the issuance of €325 million 8% Senior Secured Notes due 2012 (the “Notes”). Interest is due semi-annually on the 25th of January and July, and the Notes are guaranteed on a senior basis by certain of the Company’s

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

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

On January 19, 2007, the Company completed a redemption of the Senior Secured Notes equal to €32.5 million. In addition to the payment of principal and accrued interest the Company paid a redemption premium of 8%. The repurchase was financed with the proceeds from the equity offerings completed in December 2006.

On March 29, 2007 the Company completed a second redemption of the Senior Secured Notes equal to €32.5 million. In addition to the payment of principal and accrued interest the Company paid a redemption premium of 8%. The repurchase was financed with the proceeds from the equity offerings completed in February 2007.

In line with above redemptions of the Senior Secured Notes the Company recognized a loss of $2.8 million related to the portion of the Interest Rate Swap of $32.5 million closed in connection with the January redemption and prepaid financing costs associated with retired debt for $2.2 million relating to both redemptions.

As of December 31, 2007 and 2006, the Company had accrued interest included in other accrued liabilities of $15.8 million and $15.5 million respectively related to the Senior Secured Notes, with the next coupon due for payment on January 25, 2008. Total obligations under the Senior Secured Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method and fair value adjustments from the application of hedge accounting as shown in the table below:

	December 31,	December 31,
	2007	2006
Senior Secured Notes	$381,689	$427,810
Fair value bond mark to market	(28,204)	(20,452)
Unamortized portion of closed hedges	(858)	(3,760)
Unamortized bond costs	(8,329)	(10,164)

Total	$344,298	$393,434

Total borrowings as disclosed in the financial statements are:

	December 31,	December 31,
	2007	2006
Short term bank loans and overdraft facilities for working capital	$42,785	$24,656
Total short term bank loans and overdraft facilities	42,785	24,656
Long term bank loans for share tender	122,952	—
Long term obligations under Senior Secured Notes	344,298	393,434
Other total long term debt, less current maturities	—	8

Total debt	$510,035	$418,098

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

December 31, 2007
Principal repayments for the following years
2008	$42,785
2009	122,952
2010	—
2011	—
2012 and beyond	344,298

Total	$510,035

9. Income and Deferred Taxes

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109”, effective January 1, 2007. Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of Interpretation 48 did not have a significant impact on the Corporation’s financial statements.

The Company has recorded a provision for the penalty and interest on penalty for a Polish subsidiary in the amount of approximately $0.3 million. This provision was recognized during 2006 and was not related to the implementation of FASB Interpretation No. 48.

In August 2007, the Company received confirmation from the Polish tax office regarding a change in tax treatment for unrealized gains. As such the Company recognized a one time increase in a deferred tax asset during the period. Partially offsetting this was an increase in the provision for unutilized tax loss carry forwards in Poland from $1 million to $3.4 million, which resulted in a reduction of a deferred tax asset. The net difference was fully recognized in the current period resulting in an effective tax rate of 17% for the quarter as compared to a normal rate of 18%-19%.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

The Company files income tax returns in the U.S., Poland, Hungary and the Netherlands. Tax liabilities of the Company’s subsidiaries may be subject to examinations by the tax authorities for the year as indicated in the table below and subsequent years:

Tax jurisdiction
U.S.	2003
Poland	2001
Hungary	2001
The Netherlands	2001

Currently there is one ongoing examination of the Corporation’s income tax returns for prior years in Polmos Bialystok. The Company does not expect any material issues to arise as a result of this tax examination. As the application of tax laws and regulations and transactions are susceptible to varying interpretations, amounts reported in the consolidated financial statements could be changed at a later date upon final determination by the tax authorities.

	Year ended December 31,
	2007	2006	2005
Tax at Polish statutory rate	$17,875	$14,851	$5,269
Tax rate differences	(740)	(679)	(317)
Permanent differences	(1,225)	(186)	367

Income tax expense	$15,910	$13,986	$5,346

Total Polish income tax payments during 2007, 2006 and 2005 were $21,362, $11,980 and $4,580 respectively. CEDC has paid no U.S. income taxes and has net operating U.S. loss carry-forward totaling $11,755.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2007	2006
Deferred tax assets
Accrued expenses, deferred income and prepaid, net	$10,567	$7,041
Allowance for doubtful accounts receivable	3,749	1,763
Unrealized foreign exchange losses	—	16
Net operating loss carry-forward benefit,
Expiring in 2010 – 2026	7,658	7,968

Net deferred tax asset	$21,974	$16,788

Deferred tax liability
Trade marks	100,113	68,275
Unrealized foreign exchange gains	5,069	6,777
Timing differences in finance type leases	60	274
Investment credit	297	818
Deferred income	—	278

Net deferred tax liability	$105,539	$76,422

Total net deferred tax asset	21,974	16,788
Total net deferred tax liability	105,539	76,422
Total net deferred tax	(83,565)	(59,634)
Classified as
Current deferred tax asset	5,141	5,336
Non-current deferred tax asset	11,407	3,305
Non-current deferred tax liability	(100,113)	(68,275)

Total net deferred tax	($83,565)	($59,634)

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

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

The Company’s 2007 Stock Incentive Plan (“Incentive Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, executives, and other employees (“employees”) of the Company and to non-employee service providers of the Company. Following a shareholder resolution in April 2003 and the stock splits of May 2003, May 2004 and June 2006, the Incentive Plan authorizes, and the Company has reserved for future issuance, up to 1,397,333 shares of Common Stock (subject to an anti-dilution adjustment in the event of a stock split, re-capitalization, or similar transaction). The Compensation Committee of the Board of Directors of the Company administers the Incentive Plan.

The option exercise price for stock options granted under the Incentive Plan may not be less than fair market value but in some cases may be in excess of the closing price of the Common Stock on the date of grant. The Company uses the stock option price based on the closing price of the Common Stock on the day before the date of grant if such price is not materially different than the opening price of the Common Stock on the day of the grant. Stock options may be exercised up to 10 years after the date of grant except as otherwise provided in the particular stock option agreement. Payment for the shares must be in cash, which must be received by the Company prior to any shares being issued. Stock options granted to directors and officers as part of an employee employment contract vest after 2 years. Stock options granted to general employees as part of a loyalty program vest after three years. The Incentive Plan was approved by CEDC shareholders during the annual shareholders meeting on April 30, 2007 to replace the Company’s 1997 Stock Incentive Plan (the “Old Stock Incentive Plan”), which expired in November 2007. The Stock Incentive Plan will expire in November 2017. The terms and conditions of the Stock Incentive Plan are substantially similar to those of the Old Stock Incentive Plan.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

A summary of the Company’s stock option and restricted stock units activity, and related information for the period ended December 31, 2007 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2005	1,095,297	$20.12
Granted	259,578	$35.68
Exercised	(434,375)	$7.35
Forfeited	(30,950)	$25.41

Outstanding at December 31, 2005	889,550	$25.64
Exercisable at December 31, 2005	576,200	$21.09
Outstanding at January 1, 2006	889,550	$25.64
Effect of Stock Split	444,776	($10.21)
Granted	303,000	$26.55
Exercised	(305,613)	$15.61
Forfeited	(11,813)	$21.32

Outstanding at December 31, 2006	1,319,900	$19.31
Exercisable at December 31, 2006	1,014,014	$18.78
Outstanding at January 1, 2007	1,319,900	$19.31
Granted	266,250	$30.84
Exercised	(272,475)	$17.12
Forfeited	(60,638)	$23.26

Outstanding at December 31, 2007	1,253,037	$22.02
Exercisable at December 31, 2007	964,849	$19.50

Nonvested restricted stock units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2007	—	$—
Granted	37,930	$34.71
Vested	—	$—
Forfeited	(2,100)	$34.51

Nonvested at December 31, 2007	35,830	$34.73

During 2007, the range of exercise prices for outstanding options was $1.13 to $44.15. During 2007, the weighted average remaining contractual life of options outstanding was 5.5 years. Exercise prices for options exercisable as of December 31, 2007 ranged from $1.13 to $29.14. The Company has also granted 37,930 restricted stock units to its employees priced at average of $34.71.

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of December 31, 2007, the Company has not changed the terms of any outstanding awards.

During the twelve months ended December 31, 2007, the Company recognized compensation cost of $1.9 million and a related deferred tax asset of $0.36 million.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

As of December 31, 2007, there was $5.0 million of total unrecognized compensation cost related to non-vested stock options and restricted stock units granted under the Plan. The costs are expected to be recognized over a weighted average period of 18 months through 2008-2009.

Total cash received from exercise of options during the twelve months ended December 31, 2007 amounted to $4.0 million.

For the twelve months period ended December 31, 2007, the compensation expense related to all options was calculated based on the fair value of each option grant using the binomial distribution model. The Company has never paid cash dividends and does not currently have plans to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on average of implied and historical volatility projected over the remaining term of the options. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	2007	2006
Fair Value	$ 10.03	$7.33
Dividend Yield	0%	0%
Expected Volatility	30.5% - 38.4%	31.9 - 50.7%
Weighted Average Volatility	37.1%	33.9%
Risk Free Interest Rate	4.7% - 5.1%	4.3 - 5.1%
Expected Life of Options from Grant	3.2	3.2

11. Commitments and Contingencies

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

As part of the Share Purchase Agreement related to the October 2005 Polmos Bialystok Acquisition, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish Zloty (approximately $23 million based on the then-current exchange rate) during the five years after the acquisition was consummated. As of December 31, 2007, the Company has invested 45.8 million Polish Zloty (approximately $18.8 million) in Polmos Bialystok.

As of December 31, 2007, the Company has secured letters for credit for the construction of rectification lines with a cash deposit of $5.2 million. Moreover, custom liabilities with the local tax office for imported products have been secured by cash held by the bank for $1.6 million.

Operating Leases and Rent Commitments

In February 2004, the Company entered into a non cancelable operating lease agreement commencing May 1, 2004 for its main warehouse and office in Warsaw, which stipulated monthly payments of $108,000 per month. This agreement was signed for a seven-year period.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

In September 2006, the Company entered into a non cancelable operating lease agreement commencing October 1, 2006 for its headquarters in Warsaw, which stipulated monthly payments of $52,000. This agreement was signed for a four-year period.

The Company also has rental agreements for all of the regional offices and warehouse space. Monthly rentals range from approximately $2,000 to $11,670. All of the regional office and warehouse leases can be terminated by either party within two or three month’s prior notice.

The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of December 31, 2007:

2008	$5,241
2009	5,145
2010	3,231
2011	1,828
Thereafter	1,622

Total	$17,067

During the fourth quarter of 2007, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease as of December 31, 2007 are as follows:

2008	$1,759
2009	2,708
2010	—

Gross payments due	$4,467
Less interest	(358)

Net payments due	$4,109

Supply contracts

The Company has various agreements covering its sources of supply, which, in some cases, may be terminated by either party on relatively short notice. Thus, there is a risk that a portion of the Company’s supply of products could be curtailed at any time.

In 2007, over 5% of the Company’s net sales resulted from sales of products purchased from the following companies: Polmos Lublin (7%), Brown Forman (6%), Polmos Zielona Góra (5%) and Kompania Piwowarska (5%).

12. Stockholders Equity

In February 2007, the Company completed a public offering of 1,553,571 shares of common stock at an offering price of $28 per share. The offering raised $42.3 million net of expenses, which was used to repurchase an additional portion of the Senior Secured Notes on March 30, 2007.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

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

13. Interest income / (expense)

For the twelve months ended December 31, 2007 and 2006 respectively, the following items are included in Interest income / (expense):

	Twelve months ended December 31,
	2007	2006
Interest income	$5,463	$4,120
Interest expense	(41,292)	(35,870)

Total interest (expense), net	($35,829)	($31,750)

14. Other financial income / (expense)

For the twelve months ended December 31, 2007 and 2006, the following items are included in Other financial income / (expense):

	Twelve months ended December 31,
	2007	2006
Foreign exchange impact related to Senior Secured Notes financing	$23,940	$3,274
Cost of bank guarantee for tender	(349)	—
Premium for early debt retirement	(6,940)	—
Net mark to market valuation adjustment on fair value hedge and Senior Secured Notes	—	363
Gain on closed CIRS contracts (described in Note 16, below)	—	13,118
Write-off of hedge associated with retired debt	(2,757)	—
Write-off of financing costs associated with retired debt	(2,167)	—
Other foreign exchange gains / (losses)	1,867	457

Total other financial income / (expense), net	$13,594	$17,212

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

15. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Year ended December 31,
	2007	2006	2005
Basic:
Net income	$77,102	$55,450	$20,268

Weighted average shares of common stock outstanding	39,871	35,799	28,344
Basic earnings per share	$1.93	$1.55	$0.72

Diluted:
Net income	$77,102	$55,450	$20,268

Weighted average shares of common stock outstanding	39,871	35,799	28,344
Net effect of dilutive employee stock options based on the treasury stock method	540	338	476
Totals	40,411	36,137	28,820
Diluted earnings per share	$1.91	$1.53	$0.70

Contingent shares for acquisitions and employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during the twelve month periods ended December 31, 2007, 2006 and 2005.

16. Financial Instruments

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

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

In September 2005, the Company entered into a coupon swap arrangement which exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. The hedge is accounted for as a fair value hedge according to SFAS 133 and is tested for effectiveness on a quarterly basis using the long haul method. Under this method, as long as the hedge is deemed highly effective both the fair value of the hedge and the hedge item are marked to market with the net impact recorded as gain or loss in the income statement. For the twelve months ended December 31, 2007, the company recorded a net gain of $178,000. In September 2005, the Company entered into a second hedge that exchanged the variable Euro coupon with a variable Polish Zloty coupon (CIRS). However, due to the continued strength of the Polish economy and currency the Company closed this swap contract. The hedge did not qualify for hedge accounting and therefore the changes in fair value were reflected in the results of operations.

In February 2007 and December 2006, a portion of the IRS hedge was closed and a new hedging relationship was created. The mark to market valuation of the closed hedges at the time was frozen and is being amortized over the remaining useful life of the hedged item. The hedge closure in December 2006 was related to the part of the Senior Secured Notes repurchased in January 2007. Consequently, the amount was written off in January 2007 following the repurchase. As of December 31, 2007, there is an unamortized asset of $0.9 million recorded as an adjustment to the valuation of the Senior Secured Notes.

17. Related Party Transactions

In January of 2005, the Company entered into a rental agreement for a facility located in northern Poland, which is 33% owned by the Company’s Chief Operating Officer. The monthly rent to be paid by the Company for this location is approximately $16,300 per month and relates to facilities to be shared by two subsidiaries of the Company.

During the twelve months of 2007, the Company made sales to a restaurant which is partially owned by the Chief Executive Officer of the Company. All sales were made on normal commercial terms, and total sales for the twelve months ended December 31, 2007 and 2006 were approximately $129,000 and $106,600.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

18. Subsequent Events

On February 27, 2007 the Company announced that it has signed Heads of Terms, outlining the main terms on which CEDC would invest in the Whitehall Group in Russia.

Subject to the execution of a definitive agreement, CEDC proposes to acquire a 49.9% voting stake and a 75% economic interest in the Whitehall Group at closing, with an option to acquire, subject to certain conditions, the remaining interests in the Whitehall Group no earlier than December 31, 2013. The Whitehall Group will continue to be led by its founder and CEO Mr. Mark Kaouffman, who will retain voting and management control over the entire Whitehall Group. The proposed investment is subject to satisfactory confirmatory due diligence; the negotiation and execution of a definitive acquisition agreement subject to customary closing conditions, including anti-trust approval, if required; and approval by the CEDC board.

The Whitehall Group is the exclusive importer for many leading wine companies, including, among others, Concha y Toro and Constellation Brands as well as certain Gruppo Campari brands. The Whitehall Group also imports and distributes on an exclusive basis brands such as Hennessy, Dom Pérignon, Moet & Chandon and Veuve Clicquot among other brands from the Moet Hennessey portfolio. In addition to its import activities, the Whitehall Group has extensive distribution coverage with its own distribution centers in Moscow, Saint Petersburg, Rostov and Siberia as well as an upscale wine and spirit retail network in Moscow.

19. Quarterly financial information (Unaudited)

The Company’s net sales have been historically seasonal with an average of over 30% of the net sales occurring in the fourth quarter. The table below demonstrates the movement and significance of seasonality in income statement. For further information, please refer to Item 6. Selected Financial Data.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2007	2006	2007	2006	2007	2006	2007	2006
Net Sales	$228,214	$190,117	$268,635	$222,029	$299,599	$233,902	$393,374	$298,060
Seasonality	19.2%	20.1%	22.6%	23.5%	25.1%	24.8%	33.1%	31.6%
Gross Profit	46,317	37,461	55,554	45,779	61,707	50,704	85,184	64,443
Gross Profit %	20.3%	19.7%	20.7%	20.6%	20.6%	21.7%	21.7%	21.6%
Operating Income	18,915	14,572	25,149	22,031	28,410	24,042	45,611	30,937
Net Income / (Loss)	($5,176)	$7,815	$19,971	$109	$17,020	$15,438	$45,287	$32,088
Basic earning per share	($0.13)	$0.22	$0.50	$0.00	$0.42	$0.43	$1.13	$0.88
Diluted earning per share	($0.13)	$0.22	$0.49	$0.00	$0.42	$0.43	$1.11	$0.87

Seasonality is calculated as a percent of full year sales recognized in the relevant quarter.

20. Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2007, 2006 and 2005:

	Year ended December 31,
(In thousands)	2007	2006	2005
Net Sales to External Customers (a):
United States	$7,086	$463	$176
International
Poland	1,139,431	920,461	748,403
Hungary	37,221	17,816	—
Other	6,084	5,368	836

Total international	1,182,736	943,645	749,239

Total	$1,189,822	$944,108	$749,415

Long-lived assets (b):
United States	$9	$18	$23
International
Poland	636,696	424,983	360,287
Hungary	1,088	1,789	—

Total international	637,784	426,772	360,287

Total consolidated long-lived assets	$637,793	$426,790	$360,310

(a)	Net sales to external customers based on the location to which the sale was delivered.

(b)	Long-lived assets primarily consist of property, plant and equipment and trademarks

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with the accountants within the past two years.

Item 9A.	Control and Procedures.

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

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15(d)-15(f) of the Securities Exchange Act of 1934). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”.

The Company’s management has excluded PHS Sp. z o.o. from its assessment of internal controls over financial reporting as of December 31, 2007, because this company was acquired by the Company in purchase business combinations during the year ended December 31, 2007. This company is a subsidiary of the Company that is controlled by ownership of a majority voting interest, whose total assets and total revenues represent 0.97% and 2.98%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

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

The information regarding our executive officers and directors required by this item is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on May 1, 2008. We will file our proxy statement for our 2008 annual meeting of stockholders within 120 days of December 31, 2007, our fiscal year-end.

Item 11.	Executive Compensation.

The information regarding executive compensation required by this item is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on May 1, 2008. We will file our proxy statement for our 2008 annual meeting of stockholders within 120 days of December 31, 2007, our fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information regarding security ownership of certain beneficial owners and management is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on May 1, 2008. We will file our proxy statement for our 2008 annual meeting of stockholders within 120 days of December 31, 2007, our fiscal year-end.

Item 13.	Certain Relationships and Related Transactions.

The information regarding certain relationships and related transactions required by this item is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on May 1, 2008. We will file our proxy statement for our 2008 annual meeting of stockholders within 120 days of December 31, 2007, our fiscal year-end.

Item 14.	Principal Accountant Fees and Services.

The information regarding principal accountant fees and services required by this item is incorporated into this annual report by reference to the proxy statement for the annual meeting of stockholders to be held on May 1, 2008. We will file our proxy statement for our 2008 annual meeting of stockholders within 120 days of December 31, 2007, our fiscal year-end.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) The following consolidated financial statements of the Company and report of independent auditors are included in Item 8 of this Annual Report on Form 10-K.

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2006 and 2007

Consolidated Statements of Income for the years ended December 31, 2005, 2006 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2006 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007

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

Date: February 29, 2008

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

Signature	Title	Date

/s/ WILLIAM V. CAREY William V. Carey	Chairman, President and Chief Executive Officer (principal executive officer)	February 29, 2008

/s/ CHRISTOPHER BIEDERMANN Christopher Biedermann	Chief Financial Officer (principal financial and accounting officer)	February 29, 2008

/s/ DAVID BAILEY David Bailey	Director	February 29, 2008

/s/ N. SCOTT FINE N. Scott Fine	Director	February 29, 2008

/s/ TONY HOUSH Tony Housh	Director	February 29, 2008

/s/ ROBERT P. KOCH Robert P. Koch	Director	February 29, 2008

/s/ JAN W. LASKOWSKI Jan W. Laskowski	Director	February 29, 2008

/s/ MARKUS SIEGER Markus Sieger	Director	February 29, 2008

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference.

Exhibit Number	Exhibit Description
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

Exhibit Number	Exhibit Description
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

Exhibit Number	Exhibit Description
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

10.1	2007 Stock Incentive Plan (filed as Exhibit A to the definitive Proxy Statement as filed with the SEC on March 27, 2007, and incorporated herein by reference).

10.2*	Form of Stock Option Agreement with Directors under 2007 Stock Incentive Plan.

10.3*	Form of Stock Option Agreement with Officers under 2007 Stock Incentive Plan.

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

10.13	Executive Bonus Plan (filed as Exhibit 10.13 to the annual Report on Form 10-K filed with the SEC on March 15, 2007, and incorporated by reference).

Exhibit Number	Exhibit Description
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

Exhibit Number	Exhibit Description
10.29

Bank Guarantee, dated October 12, 2006, by and between Fortis Bank SA/NV, Austrian Branch and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 10.2 to the Current Report on Form 8K filed with the SEC on October 18, 2006 and incorporated herein by reference).

10.30	Summary of Director Compensation (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006 and incorporated herein by reference).
10.31*	Facility Agreement among Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch, and Bank Polska Kasa Opieki S.A. and Carey Agri International-Poland Sp. z o.o.

10.32*

Corporate Guarantee Agreement, dated December 21, 2007, between Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch, Bank Polska Kasa Opieki S.A. and Central European Distribution Corporation.

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