Form 10-Q
period 2008-03-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2008-05-09
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

The number of shares outstanding of each class of the issuer’s common stock as of May 6, 2008:

Common Stock ($.01 par value) 42,826,451

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

Amounts in columns expressed in thousands

(except share information)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$260,826	$87,867
Accounts receivable, net of allowance for doubtful accounts of $31,419 and $29,277 respectively	273,878	316,277
Inventories	150,163	141,272
Prepaid expenses and other current assets	17,779	16,536
Deferred income taxes	8,812	5,141

Total Current Assets	711,458	567,093

Intangible assets, net	757,526	545,697
Goodwill, net	745,931	577,282
Property, plant and equipment, net	115,348	79,979
Deferred income taxes	10,051	11,407
Other assets	629	710

Total Assets	$2,340,943	$1,782,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$154,940	$172,340
Bank loans and overdraft facilities	183,219	42,785
Income taxes payable	6,933	5,408
Taxes other than income taxes	97,846	101,929
Other accrued liabilities	69,150	71,959
Current portions of obligations under capital leases	1,384	1,759

Total Current Liabilities	513,472	396,180

Long-term debt, less current maturities	—	122,952
Long-term obligations under capital leases	3,027	2,708
Long-term obligations under Senior Notes	669,627	344,298
Other long-term accrued liabilities	15,000	—
Deferred income taxes	145,783	100,113

Total Long Term Liabilities	833,437	570,071

Minority interests	7,040	481

Stockholders’ Equity
Common Stock ($0.01 par value, 80,000,000 shares authorized, 42,566,664 and 40,566,096 shares issued at March 31, 2008 and December 31, 2007, respectively)	426	406
Additional paid-in-capital	507,360	429,554
Retained earnings	223,718	205,186
Accumulated other comprehensive income	255,640	180,440
Less Treasury Stock at cost (246,037 shares at March 31, 2008 and December 31, 2007)	(150)	(150)

Total Stockholders’ Equity	986,994	815,436

Total Liabilities and Stockholders’ Equity	$2,340,943	$1,782,168

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

Amounts in columns expressed in thousands

(except per share information)

PROFIT AND LOSS

	Three months ended
	March 31, 2008	March 31, 2007
Sales	$408,080	$288,996
Excise taxes	(94,460)	(60,782)
Net Sales	313,620	228,214
Cost of goods sold	247,404	181,897

Gross Profit	66,216	46,317

Operating expenses	40,748	27,402

Operating Income	25,468	18,915

Non operating income / (expense), net
Interest (expense), net	(11,528)	(8,649)
Other financial income / (expense), net	9,103	(15,400)
Other non operating income / (expense), net	140	(343)

Income before taxes	23,183	(5,477)

Income tax expense	4,398	(1,030)

Minority interests	253	729

Net income	$18,532	$(5,176)

Net income per share of common stock, basic	$0.46	$(0.13)

Net income per share of common stock, diluted	$0.45	$(0.13)

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (UNAUDITED)

Amounts in columns expressed in thousands

(except per share information)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income	Total
	Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2007	40,566	$406	246	$(150)	$429,554	$205,186	$180,440	$815,436

Net income for 2008	—	—	—	—	—	18,532	—	18,532
Foreign currency translation adjustment	—	—	—	—	—	—	75,200	75,200

Comprehensive income for 2008	—	—	—	—	—	18,532	75,200	93,732
Contractual compensation	—	—			—	—	—	—
Common stock issued in public placement	—	—	—	—	—	—	—	—
Common stock issued in connection with options	12	0	—	—	958	—	—	958
Common stock issued in connection with acquisitions	1,989	20	—	—	76,848	—	—	76,868
Balance at March 31, 2008	42,567	$426	246	$(150)	$507,360	$223,718	$255,640	$986,994

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

Amounts in columns expressed in thousands

CASH FLOW

	Three months ended March 31,
	2008	2007
Operating Activities
Net income	$18,532	$(5,176)
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	3,198	2,434
Deferred income taxes	(1,131)	(7,148)
Bad debt provision	(174)	188
Minority interests	253	729
Unrealized foreign exchange (gains) / losses	(8,915)	3,364
Cost of debt extinguishment	1,156	11,869
Stock options expense	766	463
Other non cash items	(1,344)	—
Changes in operating assets and liabilities:
Accounts receivable	71,550	44,461
Inventories	3,886	11,431
Prepayments and other current assets	6,344	6,807
Trade accounts payable	(33,920)	(46,825)
Other accrued liabilities and payables	(10,823)	(20,192)

Net Cash provided by Operating Activities	49,378	2,405

Investing Activities
Investment in fixed assets	(9,284)	(5,410)
Proceeds from the disposal of fixed assets	1,337	2,647
Refundable purchase price related to Botapol acquisition	—	5,000
Acquisitions of subsidiaries, net of cash acquired	(170,959)	(90,917)

Net Cash used in Investing Activities	(178,906)	(88,680)

Financing Activities
Borrowings on bank loans and overdraft facility	16,763	94,311
Payment of bank loans and overdraft facility	(14,869)	(5,733)
Payment of Senior Secured Notes	(14,445)	(95,440)
Movements in capital leases payable	(466)	(160)
Issuance of shares in public placement	—	42,354
Net Borrowings on Convertible Senior Notes	304,403	—
Options exercised	192	311

Net Cash provided by Financing Activities	291,578	35,643

Currency effect on brought forward cash balances	10,909	(56)
Net Increase / (Decrease) in Cash	172,959	(50,632)
Cash and cash equivalents at beginning of period	87,867	159,362

Cash and cash equivalents at end of period	$260,826	$108,674

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	76,848	$—

Supplemental disclosures of cash flow information
Interest paid	$19,361	$18,124
Income tax paid	$4,698	$6,600

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (“CEDC”), a Delaware corporation, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. The Company is Central Europe’s largest integrated spirit beverages business. The Company is the largest vodka producer by value and volume in Poland and produces the Absolwent, Zubrowka, Bols and Soplica brands, among others. The Company currently exports its products to many markets around the world. In addition, it produces and distributes Royal Vodka, the number one selling vodka in Hungary. The Company is the leading distributor and the leading importer of spirits, wine and beer in Poland and Hungary. In March 2008, the Company continued its expansion plans in the region by purchasing an 85% stake in Copecresto Enterprises Limited, which owns the leading premium vodka brand in Russia, Parliament Vodka.

2.	BASIS OF PRESENTATION

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our Company consolidates all entities that we control by ownership of a majority voting interest. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the three-month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The unaudited interim financial statements should be read with reference to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.

3.	ACQUISITIONS

On March 11, 2008, the Company and certain of its affiliates entered into a Share Sale and Purchase Agreement and certain other agreements with White Horse Intervest Limited, a British Virgin Islands Company, and certain of White Horse’s affiliates, relating to the Company’s acquisition from White Horse of 85% of the share capital of Copecresto Enterprises Limited, a Cypriot company. In connection with this acquisition, the Company paid a consideration of approximately $180 million in cash and 2.2 million shares of common stock. The delivery of 250,000 shares of the Share Consideration and $15 million of the Cash Consideration was deferred pending the consummation of certain of the Reorganization Transactions, but ultimately the shares were issued on May 2, 2008.

On February 27, 2008, the Company announced that it has signed Heads of Terms outlining the main terms on which the Company would invest in the Whitehall Group in Russia. The Whitehall Group is one of the leading importers and distributors of premium wines and spirits in Russia.

The fair value of the net assets acquired in connection with the 2008 Parliament group acquisition as of the acquisition date is:

ASSETS

Cash and cash equivalents	1,347
Inventory	2
Prepayments	6,159
Deferred tax – current	10
Equipment	34,046
Trademarks	151,611
Other non-current assets	43

Total Assets	$193,218

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

LIABILITIES

Trade payables	435
Other Accrued liabilities	12
Long term debt	44
Deferred tax	36,163

Total Liabilities	$36,654

Minority interests	—
Net identifiable assets and liabilities	156,565

Goodwill on acquisition	113,916

Consideration paid, satisfied in cash	172,306
Consideration paid, satisfied in shares	76,867

Cash (acquired)	$1,347

Net Cash Outflow	$170,959

The Company is in the process of completing its valuations and refining its purchase price adjustments for Parliament, which are expected to be finalized by September 30, 2008. As such, the allocation of the purchase price is subject to further adjustments.

The following table sets forth the unaudited pro forma results of operations of the Company for the three month periods ending March 31, 2008 and 2007. The unaudited pro forma results of operations give effect to the Company’s acquisitions as if they occurred on January 1, 2008 and 2007. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	Three months ended March 31,
	2008	2007
Net sales	$351,798	$276,762
Net income	23,156	(5,939)

Net income per share data:
Basic earnings per share of common stock	$0.54	$(0.14)
Diluted earnings per share of common stock	$0.53	$(0.14)

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

4.	INTANGIBLE ASSETS OTHER THAN GOODWILL

The major components of intangible assets are:

	March 31, 2008	December 31, 2007
Non-amortizable intangible assets:
Trademarks	$754,992	$543,123
Total	754,992	543,123
Amortizable intangible assets:
Trademarks	$7,391	$6,754
Customer relationships	2,056	1,913
Less accumulated amortization	(6,913)	(6,093)
Total	2,534	2,574

Total intangible assets	$757,526	$545,697

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

The Company has included in non-amortizable intangible assets the preliminary valuation of the Parliament trademark. A full purchase price allocation according to SFAS 141 is currently in progress and is expected to be completed by September 30, 2008.

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

As of March 31, 2008, the Polish Zloty exchange rate used to translate the balance sheet strengthened by approximately 8.6% as compared to the exchange rate as of December 31, 2007, and as a result a comprehensive income was recognized. Additionally, translation gains and losses with respect to long-term subordinated inter-company loans with the parent company are charged to other comprehensive income. No deferred tax benefit has been recorded on the comprehensive income/(loss) in regard to the long-term inter-company transactions with the parent company, as the repayment of any equity investment is not anticipated in the foreseeable future.

6.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended March 31,
	2008	2007
Basic:
Net income	$18,532	$(5,176)

Weighted average shares of common stock outstanding	40,720	39,055
Basic earnings per share	$0.46	$(0.13)

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

Diluted:
Net income	$18,532	$(5,176)

Weighted average shares of common stock outstanding	40,720	39,055
Net effect of dilutive employee stock options based on the treasury stock method	760	387
Totals	41,480	39,442
Diluted earnings per share	$0.45	$(0.13)

Employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during the three months periods ended March 31, 2008 and 2007. The above calculation does not include the impact of contingent shares issued in relation to the Parliament acquisition as they were not material. In addition there is no adjustment to fully diluted shares related to the Convertible Senior Notes as the average market price was below the conversion price for the period.

7.	BORROWINGS

Bank Facilities

In June 2006, the Company consolidated all working capital facilities to three banks. These facilities are used primarily to support the Company’s working capital requirements. These credit lines are only denominated in Polish Zloty.

As of March 31, 2008, $77.5 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

As of March 31, 2008, the company had utilized approximately $134.5 million of a multipurpose credit line agreement in connection with the 2007 tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company. The indebtedness under the credit line agreement bears interest at a rate equal to the one month Warsaw Interbank Rate plus a margin of 1.2% and matures on March 31, 2009.

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

During the three months ending March 31, 2008, the Company purchased €9.8 million of it outstanding Senior Secured Notes back on the open market and retired this debt as of March 31, 2008.

As of March 31, 2008 and December 31, 2007, the Company had accrued interest included in other accrued liabilities of $7.0 million and $15.8 million respectively related to the Senior Secured Notes, with the next coupon due for payment on July 25, 2008. Total obligations under the Senior Secured Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method and fair value adjustments from the application of hedge accounting as shown in the table below:

	March 31, 2008	December 31, 2007
Senior Secured Notes	$395,649	$381,689
Fair value bond mark to market	(20,624)	(28,204)
Unamortized portion of closed hedges	(888)	(858)
Unamortized issuance costs	(8,913)	(8,329)

Total	$365,224	$344,298

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

Convertible Senior Notes

On March 7, 2008, the Company completed the issuance of $310 million of 3% Convertible Senior Notes due 2013 (the “Convertible Notes”). Interest is due semi-annually on the 15th of March and September, beginning on September 15, 2008. The Convertible Senior Notes are convertible in certain circumstances into cash and, if applicable, shares of our common stock, based on an initial conversion rate of 14.7113 shares per $1,000 principle amount, subject to certain adjustments. Upon conversion of the notes, the Company will deliver cash up to the aggregate principle amount of the notes to be converted and, at the election of the Company, cash or shares of common stock in respect to the remainder, if any, of the conversion obligation.

The proceeds from the Convertible Notes were used to fund the cash portion of the acquisition of Copecresto Enterprises Limited, with the remaining proceeds to be used for future potential acquisitions, including the potential Whitehall acquisition.

As of March 31, 2008 the Company had accrued interest included in other accrued liabilities of $0.6 million related to the Convertible Senior Notes, with the next coupon due for payment on September 15, 2008. Total obligations under the Convertible Senior Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	March 31, 2008	December 31, 2007
Convertible Senior Notes	$310,000	$—
Unamortized issuance costs	(5,597)	—

Total	$304,403	$—

Total borrowings as disclosed in the financial statements are:

	March 31, 2008	December 31, 2007
Short term bank loans and overdraft facilities for working capital	$48,689	$42,785
Short term bank loans for share tender	134,530	—

Total short term bank loans and overdraft facilities	183,219	42,785

Long term bank loans for share tender	—	122,952
Long term obligations under Senior Secured Notes	365,224	344,298
Long term obligations under Convertible Senior Notes	304,403
Other total long term debt, less current maturities	—	—

Total debt	$852,846	$510,035

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

March 31, 2008
Principal repayments for the following years
2008	$48,689
2009	134,530
2010	—
2011	—
2012 and beyond	669,627

Total	$852,846

The amounts due in 2008 relate to normal working capital facilities which are typically renewed on an annual basis.

8.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	March 31, 2008	December 31, 2007
Raw materials and supplies	$21,887	$19,051
In-process inventories	6,204	2,479
Finished goods and goods for resale	122,072	119,742

Total	$150,163	$141,272

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

9.	INCOME TAXES

The Company operates in seven tax jurisdictions: the United States of America, Poland, The Netherlands, Hungary, Russia, Germany and Cyprus. All Polish subsidiaries file their own corporate tax returns as well as account for their own deferred tax assets and liabilities. The Company does not file a tax return in Delaware based upon its consolidated income, but does file a return in Delaware based on the income statement for transactions occurring in the United States of America.

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

The Company files income tax returns in the U.S., Poland, Hungary, Russia, as well as in various other countries throughout the world in which we conduct our business. The major tax jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2003 in the U.S., 2002 in Poland and Hungary.

10.	INTEREST INCOME / (EXPENSE)

For the three months ended March 31, 2008 and 2007 respectively, the following items are included in Interest income / (expense):

	Three months ended March 31,
	2008	2007
Interest income	$1,374	$1,316
Interest expense	(12,902)	(9,965)

Total interest (expense), net	$(11,528)	$(8,649)

11.	OTHER FINANCIAL INCOME / (EXPENSE)

For the three months ended March 31, 2008 and 2007, the following items are included in Other Financial Income / (Expense):

	Three months ended March 31,
	2008	2007
Foreign exchange impact related to Senior Secured Notes financing	$5,959	$(3,364)
Foreign exchange impact related to Convertible Notes	$2,956	—
Premium for early debt retirement	—	(6,940)
Write-off of hedge associated with retired debt	(305)	(2,757)
Write-off of financing costs associated with retired debt	(851)	(2,167)
Other gains / (losses)	1,344	(172)

Total other financial income / (expense), net	$9,103	$(15,400)

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

12.	FINANCIAL INSTRUMENTS

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

In September 2005, the Company entered into a coupon swap arrangement which exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. The hedge is accounted for as a fair value hedge according to SFAS 133 and is tested for effectiveness on a quarterly basis using the long haul method. Under this method, as long as the hedge is deemed highly effective both the fair value of the hedge and the hedge item are marked to market with the net impact recorded as gain or loss in the income statement. For the three months ended March 31, 2008, the company recorded a net gain of $414,500. In September 2005, the Company entered into a second hedge that exchanged the variable Euro coupon with a variable Polish Zloty coupon (CIRS). However, due to the continued strength of the Polish economy and currency the Company closed this swap contract. The hedge did not qualify for hedge accounting and therefore the changes in fair value were reflected in the results of operations.

In March 2008, a portion of the IRS hedge related to the repurchased Senior Secured Notes was closed and written off, and a new hedging relationship was created with the hedge match one for one the remaining outstanding Senior Secured Notes.

In February 2007 and December 2006, a portion of the IRS hedge was closed and a new hedging relationship was created. The mark to market valuation of the closed hedges at the time was frozen and is being amortized over the remaining useful life of the hedged item. The hedge closure in December 2006 was related to the part of the Senior Secured Notes repurchased in January 2007. Consequently, the amount was written off in January 2007 following the repurchase. As of March 31, 2008, there is an unamortized asset of $0.9 million recorded as an adjustment to the valuation of the Senior Secured Notes.

13.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. At March 31, 2008, we have no material financial assets or liabilities carried at fair value using significant level 1 or level 2 inputs and the only instruments we value using level 3 inputs are currency swap agreements as follows:

Coupon Swap

In September 2005, the Company entered into a coupon swap arrangement which exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. The hedge is accounted for as a fair value hedge according to SFAS 133 and is tested for effectiveness on a quarterly basis using the long haul method. Under this method, as long as the hedge is deemed highly effective both the fair value of the hedge and the hedged item are marked to market with the net impact recorded as gain or loss in the income statement. In September 2005, the Company entered into a second hedge that exchanged the variable Euro coupon with a variable Polish Zloty coupon (CIRS). However, due to the continued strength of the Polish economy and currency the Company closed this swap contract. The hedge did not qualify for hedge accounting and therefore the changes in fair value were reflected in the results of operations.

The fair value of these instruments as at March 31, 2008, was a $20.6 million liability, which represented a $7.6 million decrease from the $28.2 million liability as at December 31, 2007 and was recognized as a gain in the consolidated statement of operations.

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

A summary of the Company’s stock option and restricted stock units activity, and related information for the three months ended March 31, 2008 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2008	1,253,037	$22.02
Granted	165,875	$55.21
Exercised	(11,763)	$16.33
Forfeited	(8,362)	$25.87

Outstanding at March 31, 2008	1,398,787	$35.12
Exercisable at March 31, 2008	966,512	$19.69

Nonvested restricted stock units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2008	35,830	$34.73
Granted	3,000	$58.08
Vested	—	$—
Forfeited	(490)	$34.51

Nonvested at March 31, 2008	38,340	$36.56

During 2008, the range of exercise prices for outstanding options was $1.13 to $58.08. During 2008, the weighted average remaining contractual life of options outstanding was 5.8 years. Exercise prices for options exercisable as of March 31, 2008 ranged from $1.13 to $29.14. The Company has also granted 3,000 restricted stock units to its employees at an average price of $58.08.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of March 31, 2008, the Company has not changed the terms of any outstanding awards.

During the three months ended March 31, 2008, the Company recognized compensation cost of $0.77 million and a related deferred tax asset of $0.26 million.

As of March 31, 2008, there was $4.6 million of total unrecognized compensation cost related to non-vested stock options and restricted stock units granted under the Plan. The costs are expected to be recognized over a weighted average period of 45 months through 2008-2010.

Total cash received from exercise of options during the three months ended March 31, 2008 amounted to $0.19 million.

For the three month period ended March 31, 2008, the compensation expense related to all options was calculated based on the fair value of each option grant using the binomial distribution model. The Company has never paid cash dividends and does not currently have plans to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on average of implied and historical volatility projected over the remaining term of the options. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	2008	2007
Fair Value	$17.89	$10.03
Dividend Yield	0%	0%
Expected Volatility	37.8% - 38.5%	30.5 - 38.4%
Weighted Average Volatility	37.9%	37.1%
Risk Free Interest Rate	1.5% - 3.2%	4.7 - 5.1%
Expected Life of Options from Grant	3.2	3.2

15.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

As part of the Share Purchase Agreement related to the October 2005 Polmos Bialystok Acquisition, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish Zloty during the five years after the acquisition was consummated. As of March 31, 2008, the Company has invested 51.2 million Polish Zloty (approximately $23.0 million) in Polmos Bialystok.

As of March 31, 2008, the Company has secured letters for credit for the construction of rectification lines with a cash deposit of $5.7 million. Moreover, custom liabilities with the local tax office for imported products have been secured by cash held by the bank for $2.7 million.

16.	RELATED PARTY TRANSACTION

In January of 2005, the Company entered into a rental agreement for a facility located in northern Poland, which is 33% owned by the Company’s Chief Operating Officer. The monthly rent to be paid by the Company for this location is approximately $16,300 per month and relates to facilities to be shared by two subsidiaries of the Company.

During the three months of 2008, the Company made sales to a restaurant which is partially owned by the Chief Executive Officer of the Company. All sales were made on normal commercial terms, and total sales for the three months ended March 31, 2008 and 2007 were approximately $28,500 and $26,000.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

17.	SUBSEQUENT EVENTS

On April 24, 2008, CEDC signed a credit agreement with Bank Zachodni WBK SA in Poland to provide up to $50 million of financing to be used to finance a portion of the Parliament and potential Whitehall acquisition. The agreement provides for a $30 million five year amortizing term facility and a one year $20 million short term facility with annual renewal. The facilities are to bear interest at 6 month LIBOR plus 1.65% for the five year facility and 1.45% for the short term facility. None of these facilities has yet been drawn.

18.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The implementation of SFAS 159, did not have any material impact on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending November 30, 2010 and the interim periods within the fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This standard currently does not impact us as we have full controlling interest of all of our subsidiaries, however this standard may impact the treatment of future acquisitions.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133”. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for us on January 1, 2009. We are in the process of evaluating the new disclosure requirements under SFAS 161.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.

This report contains forward-looking statements, which provide our current expectations or forecasts of future events. These forward-looking statements may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. Those forward looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation:

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

By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, the development of the industry in which we operate, and the effects of acquisitions, on us may differ materially from those anticipated in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

We urge you to read and carefully consider the items of the other reports that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect us and our future performance and the industry in which we operate, including the risk factors described in the Company’s Annual Report on Form 10-K for the year ended, December 31, 2007 filed with the SEC on February 29, 2008. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur as described, or at all.

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

Overview

We are the largest vodka producer by value and volume in Poland, and one of the largest producers of vodka in the world. We produced and sold over 9.3 million nine-liter cases of vodka in 2007 in the four main vodka segments in Poland: top premium, premium, mainstream and economy. In addition, in our Bols plant, we produce the top selling vodka in Hungary, Royal Vodka, which we distribute through our Hungarian subsidiary, Bols Hungary.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

In March 2008, we closed our acquisition of 85% of the capital stock of the Parliament Group in Russia which owns various alcoholic beverage production and distribution assets, including the Parliament vodka brand. Parliament vodka is a top selling premium vodka brand in Russia. Parliament is expected to reach sales of over 3 million 9 liter cases in 2008. Parliament provides us our first platform in Russia where we can not only grow the Parliament brand domestically, but also add import brands into the mix, thereby leveraging the existing structure to take advantage of the premiumization of alcohol consumption taking place in the Russian market. For the three months ended March 31, 2008, the results from operations include approximately two weeks of activity related to the Parliament Group.

Results of Operations:

Three months ended March 31, 2008 compared to three months ended March 31, 2007

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

PROFIT AND LOSS

	Three months ended
	March 31, 2008	March 31, 2007
Sales	$408,080	$288,996
Excise taxes	(94,460)	(60,782)
Net Sales	313,620	228,214
Cost of goods sold	247,404	181,897

Gross Profit	66,216	46,317

Operating expenses	40,748	27,402

Operating Income	25,468	18,915

Non operating income / (expense), net
Interest (expense), net	(11,528)	(8,649)
Other financial income / (expense), net	9,103	(15,400)
Other non operating income / (expense), net	140	(343)

Income before taxes	23,183	(5,477)

Income tax expense	4,398	(1,030)

Minority interests	253	729

Net income	$18,532	$(5,176)

Net income per share of common stock, basic	$0.46	$(0.13)

Net income per share of common stock, diluted	$0.45	$(0.13)

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and exclusive imports and value added tax. Total net sales increased by approximately 37.4%, or $85.4 million, from $228.2 million for the three months ended March 31, 2007 to $313.6 million for the three months ended March 31, 2008. This increase in sales is due to the following factors:

Net Sales for three months ended March 31, 2007	$228,214
Increase from acquisitions	26,343
Existing business sales growth	16,070
Excise tax reduction	(15,028)
Impact of foreign exchange rates	58,021

Net sales for three months ended March 31, 2008	$313,620

Factors impacting our existing business sales for the three months ending March 31, 2008 include the growth of our key vodka brands, with Bols Vodka, our flagship premium vodka, growing by 17% in volume terms and Zubrowka by 13% in volume terms as compared to the three months ending March 31, 2007. Sales of our exclusive import brands in U.S. dollars grew by 44% in value terms for the three months ending March 31, 2008 as compared to the same period in 2007.

As of January 2008, sales of products which we produce at Polmos Bialystok and Bols to certain key accounts were moved from our distribution companies to the producer, Polmos Bialystok and Bols. When a sale is reported directly from a producer, excise tax is eliminated from net sales and when a sale is made from a distribution company the sales are recorded gross with excise tax. Therefore the movement of the sales contracts from a distributor to the producer reduces the amount of net sales reported through the elimination of excise tax and also increases gross profit as a percent of sales. The impact of this sales reduction for the three months ended March 31, 2008 was $15.0 million.

Based upon average exchange rates for the three months ended March 31, 2008 and 2007, the Polish Zloty appreciated by approximately 20%. This resulted in an increase of $58.0 million of sales in U.S. Dollar terms.

Gross Profit

Total gross profit increased by approximately 43.0%, or $19.9 million, to $66.2 million for the three months ended March 31, 2008, from $46.3 million for the three months ended March 31, 2007, reflecting sales growth for the factors noted above in the three months ended March 31, 2008. Gross margin increased from 20.3% of net sales for the three months ended March 31, 2007 to 21.1% of net sales for the three months ended March 31, 2008. Factors impacting our margins include improved sales mix, lower spirit costs, the impact of excise tax as described above as well as the consolidation of Parliament from the first quarter of 2008, which operates as a producer with higher margins.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses increased by approximately 48.5%, or $13.3 million, from $27.4 million for the three months ended March 31, 2007 to $40.7 million for the three months ended March 31, 2008. Approximately $2.0 million of this increase resulted primarily from the effects of the acquisition of PHS in July 2007, approximately $1.5 million of this increase resulted primarily from the effects of the acquisition of Parliament in March 2008 and the remainder of the increase resulted primarily from the growth of the business and the impact of foreign exchange expenses as detailed below.

Operating expenses for three months ended March 31, 2007	$27,402
Increase from acquisitions	4,377
Increase from existing business growth	2,003
Impact of foreign exchange rates	6,966

Operating expenses for three months ended March 31, 2008	$40,748

The table below sets forth the items of operating expenses.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

	Three Months Ended March 31,
	2008	2007
	($ in thousands)
S,G&A	$32,808	$23,025
Marketing	5,822	2,547
Depreciation and amortization	2,118	1,830

Total operating expense	$40,748	$27,402

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A increased by approximately 42.6%, or $9.8 million, from $23.0 million for the three months ended March 31, 2007 to $32.8 million for the three months ended March 31, 2008. Approximately $3.5 million of this increase resulted primarily from the effects of the acquisitions discussed above and the remainder of the increase resulted primarily from the growth of the business and the appreciation of the Polish Zloty against the U.S. Dollar. As a percent of sales, S,G&A has increased from 10.0% of net sales for the three months ended March 31, 2007 to 10.5% of net sales for the three months ended March 31, 2008.

Depreciation and amortization increased by approximately 15.7%, or $ 0.3 million, from $1.8 million for the three months ended March 31, 2007 to $2.1 million for the three months ended March 31, 2008. This increase resulted primarily from our existing business growth.

Operating Income

Total operating income increased by approximately 34.9%, or $6.6 million, from $18.9 million for the three months ended March 31, 2007 to $25.5 million for the three months ended March 31, 2008. This increase resulted primarily from the factors described under “Net Sales” above.

Income Tax

Our effective tax rate for the three months ending March 31, 2008 was 18.97%, which was driven primarily by the tax rate in Poland of 19%, where most of our income is generated and the tax loss carry forward generated in the U.S.

Non Operating Income and Expenses

Total interest expense increased by approximately 33.7%, or $2.9 million, from $8.6 million for the three months ended March 31, 2007 to $11.5 million for the three months ended March 31, 2008. This increase resulted from a combination of additional borrowings for the purchase of Polmos Bialystok shares completed in June 2007, the issuance of our Convertible Senior Notes to finance the Parliament acquisition and increased interest rates in 2008 as compared to 2007.

The Company recognized $8.9 million of unrealized foreign exchange rate gain related to the impact of movements in exchange rates on our Senior Notes.

Liquidity and Capital Resources

The Company’s primary uses of cash in the future will be to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The Company expects to fund these requirements in the future with cash flows from its operating activities, cash on hand, the financing arrangements described below, and other arrangements we may enter into from time to time.

Financing Arrangements

Existing Credit Facilities

As of March 31, 2008, the Company had total short-term debt outstanding under existing credit facilities in the Polish Zloty equivalent of approximately $183.2 million. In order to fund working capital and other liquidity requirements, the Company also has available non-committed credit lines with various banks and credit institutions. As of March 31, 2008, the amount of available, unutilized and uncommitted credit facilities was the Polish Zloty equivalent of approximately $77.5 million. These existing credit facilities are subject to renewal on an annual basis.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

As of March 31, 2008, the company had utilized approximately $134.5 million of a multipurpose credit line agreement in connection with the 2007 tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company. The indebtedness under the credit line agreement bears interest at a rate equal to the one month Warsaw Interbank Rate plus a margin of 1.2% and matures on March 31, 2009.

Additional Credit Agreements

On April 24, 2008, CEDC signed a credit agreement with Bank Zachodni WBK SA in Poland to provide up to $50 million of financing to be used to finance a portion of the Parliament acquisition. The agreement provides for a $30 million five year amortizing term facility and a one year $20 million short term facility with annual renewal. The facilities are to bear interest at the six month LIBOR plus 1.65% for the five year facility and 1.45% for the short term facility (subject to reduction in the event CEDC maintains certain financial ratios). None of these facilities has yet been drawn.

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

During the three months ending March 31, 2008, the Company purchased €9.8 million of it outstanding Senior Secured Notes back on the open market and retired this debt as of March 31, 2008.

Convertible Senior Notes

On March 7, 2008, the Company completed the issuance of $310 million of 3% Convertible Senior Notes due 2013 (the “Convertible Notes”). Interest is due semi-annually on the 15th of March and September, beginning on September 15, 2008. The Convertible Senior Notes are convertible in certain circumstances into cash and, if applicable, shares of our common stock, based on an initial conversion rate of 14.7113 shares per $1,000 principle amount, subject to certain adjustments. Upon conversion of the Convertible Notes, the Company will deliver cash up to the aggregate principle amount of the Convertible Notes to be converted and, at the election of the Company, cash or shares of common stock in respect to the remainder, if any, of the conversion obligation.

The proceeds from the Convertible Notes were used to fund the cash portion of the acquisition of 85% of the capital stock of Copecresto Enterprises Limited, with the remaining proceeds to be used for future potential acquisitions, including the potential Whitehall acquisition.

Equity Issuance

On March 11, 2008, the Company and certain of its affiliates entered into a Share Sale and Purchase Agreement and certain other agreements with White Horse Intervest Limited, a British Virgin Islands Company, and certain of White Horse’s affiliates, relating to the Company’s acquisition from White Horse of 85% of the share capital of Copecresto Enterprises Limited, a Cypriot company, owner of the Parliament group. In connection with this acquisition, the Company paid a consideration of approximately $180 million in cash and 2.2 million shares of common stock. According to the agreement the shares are to remain locked up and can not be sold for a period of one year from closing, subject to certain limited exceptions.

Statement of Liquidity and Capital Resources

During the periods under review, the Company’s primary sources of liquidity were cash flows generated from operations, credit facilities, the equity offerings, the Convertible Senior Notes offering and proceeds from options exercised. The Company’s primary uses of cash were to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The following table sets forth selected information concerning the Company’s consolidated cash flow during the periods indicated.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

	Three months ended March 31, 2008	Three months ended March 31, 2007
	($ in thousands)
Cash flow from operating activities	$49,378	$2,405
Cash flow from investing activities	$(178,906)	$(88,680)
Cash flow from financing activities	$291,578	$35,643

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Net cash provided by operating activities for the three months ended March 31, 2008 was $49.4 million as compared to $2.4 million for the three months ended March 31, 2007. The primary driver for this change was working capital movements. Working capital movements utilized $37.0 million of cash inflows for the three months ended March 31, 2008 as compared to $4.3 million of cash outflows for the three months ended March 31, 2007. The primary drivers for the change in working capital movements include improved receivable collections after the peak holiday selling period in December 2007 and reduced excise tax payments in 2008 as compared to 2007. In 2007 the Company shipped product earlier into the market than in prior years, thus increasing excise payments in 2007, which provided a cash flow benefit during the first quarter of 2008.

Net cash flow used in investing activities

Net cash flows used in investing activities represents net cash used to acquire subsidiaries and fixed assets as well as proceeds from sales of fixed assets. Net cash used in investing activities for the three months ended March 31, 2008 was $178.9 million as compared to $88.7 million for the three months ended March 31, 2007. The primary cash outflows from investing activities for the three months ended March 31, 2008 were the cash consideration and expenses related to the Parliament acquisition, which was closed on March 11, 2008.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash provided by financing activities was $291.6 million for the three months ended March 31, 2008 as compared to $35.6 million for the three months ended March 31, 2007. The primary source of cash from financing activities was the Company’s offering of $310 million of Convertible Secured Notes to fund the Parliament acquisition and other planned acquisitions, which resulted in net proceeds of $304.4 million.

The Company’s Future Liquidity and Capital Resources

The Company’s primary uses of cash in the future will be to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The Company expects to fund these requirements in the future with cash flows from its operating activities, cash on hand, the financing arrangements described above and other financing arrangements it may enter into from time to time.

Effects of Inflation and Foreign Currency Movements

Inflation in Poland is projected at 3.8% for 2008, compared to actual inflation of 2.5% in 2007.

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

As a result of the issuance of the Company’s Senior Secured Notes due 2012, of which €250 million are currently outstanding, we are exposed to foreign exchange movements. Movements in the EUR-Polish Zloty exchange rate will require us to revalue our liability on the Senior Secured Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. Every one percent movement in the EUR-Polish Zloty exchange rate will have an approximate $2.2 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of March 31, 2008, the Company had outstanding a hedge contract for a seven year interest rate swap agreement. The swap agreement exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the six month Euribor rate plus a margin.

The average Zloty/Dollar exchange rate used to create our income statement appreciated by approximately 20% as compared to the same period in 2007. The actual period end Zloty/Dollar exchange rate used to create our balance sheet appreciated by approximately 9% as compared to the same period in 2007.

The proceeds of our $310 million Senior Convertible Notes have been on-lent to subsidiares that have the Polish Zloty as the functional currency. Movements in the USD-Polish Zloty exchange rate will require us to revalue our liability on the Senior Convertible Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. Every one percent movement in the USD-Polish Zloty exchange rate will have an approximate $2.7 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company.

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

In connection with White Horse acquisition the Company has included in non-amortizable intangible assets the preliminary valuation of the Parliament trademark, which capitalized as part of the purchase price allocation process. As this brand is well established it has been assessed to have an indefinite life. This trademark right will not be amortized; however, management assesses it at least once a year for impairment.

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

See Note 14 to our Consolidated Financial Statements for more information regarding stock-based compensation.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company has implemented certain provisions of this pronouncement and does not expect any material impact on the consolidated financial statements when SFAS 157 is fully implemented.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company January 1, 2008. The implementation of SFAS 159, did not have any material impact on the consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations”. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, meaning business combinations in the year ending November 30, 2010 for the Company. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending November 30, 2010 and the interim periods within the fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This standard currently does not impact us as we have full controlling interest of all of our subsidiaries, however this standard may impact the treatment of future acquisitions.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133”. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for us on January 1, 2009. We are in the process of evaluating the new disclosure requirements under SFAS 161.

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

Our commercial foreign exchange exposure mainly arises from the fact that substantially all of our revenues are denominated in Polish Zloty, our Senior Secured Notes are denominated in Euros and our Senior Convertible Notes are denominated in US Dollars. This debt has been on-lent to the operating subsidiary level in Poland, thus exposing the Company to movements in the EUR/Polish Zloty and USD/Polish Zloty exchange rate. Every one percent movement in the EUR-Polish Zloty exchange rate will have an approximate $2.2 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company. Every one percent movement in the USD-Polish Zloty exchange rate will have an approximate $2.7 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company.

As a result of the remaining outstanding €250 million Senior Secured Notes and our $310 million of Senior Convertible Notes which have been on-lent to Polish Zloty operating companies, we are exposed to foreign exchange movements. Movements in the EUR/Polish Zloty and USD/Polish Zloty exchange rate will require us to revalue our liability accordingly, the impact of which will be reflected in the results of the Company’s operations.

In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of March 31, 2008, the Company had outstanding a hedge contract for a seven year interest rate swap agreement hedging 250.2 million EUR of the Senior Secured Notes. The swap agreement exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. Any changes in Euribor will result in a change in the interest expense. Each basis point move in Euribor will result in an increase or a decrease in annual interest expense of €25,020.

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

On March 11, 2008, the Company and certain of its affiliates entered into a Share Sale and Purchase Agreement and certain other agreements with White Horse Intervest Limited, a British Virgin Islands Company, and certain of White Horse’s affiliates, relating to the Company’s acquisition from White Horse of 85% of the share capital of Copecresto Enterprises Limited, a Cypriot company. In connection with this acquisition, the Company paid a consideration of $180,335,257 in cash and 2,238,806 shares of the Company’s common stock. The delivery of 250,000 shares of the Share Consideration and $15,000,000 of the Cash Consideration was deferred pending the consummation of certain of the Reorganization Transactions but ultimately the shares were issued on May 2, 2008.

The cash and share consideration described above was negotiated between the Company and White Horse in connection with the negotiation of the Share Sale and Purchase Agreement. The offering of the share consideration was made only to persons who are not “U.S. Persons” as defined in Rule 902 under Regulation S under the Securities Act of 1933, as amended. The share consideration has not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States in the absence of an effective registration statement or an exemption from the registration requirements of the Securities Act. The Company relied on the exemption from the registration requirements of the Securities Act set forth under Regulation S and the rules and regulations promulgated thereunder.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed with the SEC on May 3, 2006 and incorporated herein by reference).

10.1*	Facilities Agreement dated April 24, 2008 among Central European Distribution Corporation, Bols Sp. z o.o. and certain other subsidiaries of Central European Distribution Corporation, and Bank Zachodni WBK S.A. as lender.

31.1*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)

Date: May 9, 2008	By:	/s/ William V. Carey
William V. Carey
President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ Chris Biedermann
Chris Biedermann
Vice President and Chief Financial Officer