Form 10-Q
period 2008-06-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2008-08-11
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

The number of shares outstanding of each class of the issuer’s common stock as of August 7, 2008:

Common Stock ($.01 par value) 46,448,700

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

Amounts in columns expressed in thousands

(except share information)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$365,182	$87,867
Accounts receivable, net of allowance for doubtful accounts of $31,814 and $29,277 respectively	325,934	316,277
Inventories	210,994	141,272
Prepaid expenses and other current assets	29,723	16,536
Deferred income taxes	8,349	5,141

Total Current Assets	940,182	567,093

Intangible assets, net	772,982	545,697
Goodwill, net	1,026,191	577,282
Property, plant and equipment, net	121,022	79,979
Deferred income taxes	8,449	11,407
Equity method investment in MHWH Limited	53,534	—
Other assets	—	710

	1,982,178	1,215,075

Total Assets	$2,922,360	$1,782,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$208,997	$172,340
Bank loans and overdraft facilities	226,917	42,785
Income taxes payable	6,688	5,408
Taxes other than income taxes	91,193	101,929
Other accrued liabilities	189,213	71,959
Current portions of obligations under capital leases	2,254	1,759

Total Current Liabilities	725,262	396,180

Long-term debt, less current maturities	30,168	122,952
Long-term obligations under capital leases	3,648	2,708
Long-term obligations under Senior Notes	655,889	344,298
Other long-term accrued liabilities	15,000	—
Deferred income taxes	163,852	100,113

Total Long Term Liabilities	868,557	570,071

Minority interests	12,614	481

Stockholders’ Equity
Common Stock ($0.01 par value, 80,000,000 shares authorized, 46,443,700 and 40,566,096 shares issued at June 30, 2008 and December 31, 2007, respectively)	464	406
Additional paid-in-capital	752,620	429,554
Retained earnings	270,525	205,186
Accumulated other comprehensive income	292,468	180,440
Less Treasury Stock at cost (246,037 shares at June 30, 2008 and December 31, 2007)	(150)	(150)

Total Stockholders’ Equity	1,315,927	815,436

Total Liabilities and Stockholders’ Equity	$2,922,360	$1,782,168

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

Amounts in columns expressed in thousands

(except per share information)

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
PROFIT AND LOSS
Sales	$542,845	$334,150	$950,926	$623,146
Excise taxes	(121,543)	(65,515)	(216,004)	(126,296)
Net Sales	421,302	268,635	734,922	496,850
Cost of goods sold	317,564	213,081	564,968	394,978

Gross Profit	103,738	55,554	169,954	101,872

Operating expenses	60,895	30,405	101,643	57,807

Operating Income	42,843	25,149	68,311	44,065

Non operating income / (expense), net
Interest (expense), net	(13,297)	(8,305)	(24,825)	(16,954)
Other financial income / (expense), net	32,000	9,837	41,103	(5,562)
Other non operating income / (expense), net	(282)	(1,670)	(142)	(2,014)

Income before taxes	61,264	25,011	84,447	19,535

Income tax expense	12,868	4,714	17,266	3,685
Minority interests	2,491	326	2,744	1,055
Equity in net earnings of MHWH Limited	902	—	902	—

Net income	$46,807	$19,971	$65,339	$14,795

Net income per share of common stock, basic	$1.10	$0.50	$1.57	$0.37

Net income per share of common stock, diluted	$1.08	$0.49	$1.54	$0.37

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (UNAUDITED)

Amounts in columns expressed in thousands

(except per share information)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income	Total
	Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2007	40,566	$406	246	$(150)	$429,554	$205,186	$180,440	$815,436

Net income for 2008	—	—	—	—	—	65,339	—	65,339
Foreign currency translation adjustment	—	—	—	—	—	—	112,028	112,028

Comprehensive income for 2008	—	—	—	—	—	65,339	112,028	177,367
Common stock issued in public placement	3,575	35	—	—	233,809	—	—	233,844
Common stock issued in connection with options	64	1	—	—	2,746	—	—	2,747
Common stock issued in connection with acquisitions	2,239	22	—	—	86,511	—	—	86,533
Balance at June 30, 2008	46,444	$464	246	$(150)	$752,620	$270,525	$292,468	$1,315,927

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

Amounts in columns expressed in thousands

	Six months ended June 30,
	2008	2007
CASH FLOW
Operating Activities
Net income	$65,339	$14,795
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	7,331	4,772
Deferred income taxes	1,576	(6,245)
Minority interests	2,743	1,055
Unrealized foreign exchange (gains) / losses	(39,958)	(6,172)
Cost of debt extinguishment	1,156	11,869
Stock options expense	1,678	948
Equity income in MHWH Limited	(902)	—
Other non cash items	(32)	566
Changes in operating assets and liabilities:
Accounts receivable	59,431	50,722
Inventories	(21,533)	2,315
Prepayments and other current assets	14,211	1,579
Trade accounts payable	(11,628)	(48,361)
Other accrued liabilities and payables	(29,258)	(7,798)

Net Cash provided by Operating Activities	50,154	20,045

Investing Activities
Investment in fixed assets	(6,172)	(13,967)
Proceeds from the disposal of fixed assets	2,694	2,647
Refundable purchase price related to Botapol acquisition	—	5,000
Acquisitions of subsidiaries, net of cash acquired	(366,075)	(133,992)

Net Cash used in Investing Activities	(369,553)	(140,312)

Financing Activities
Borrowings on bank loans and overdraft facility	71,593	132,524
Payment of bank loans and overdraft facility	(24,158)	(17,315)
Payment of long-term borrowings	—	(1)
Payment of Senior Secured Notes	(14,445)	(95,440)
Movements in capital leases payable	816	291
Issuance of shares in public placement	233,844	42,355
Net Borrowings on Convertible Senior Notes	304,403	—
Options exercised	1,068	547

Net Cash provided by Financing Activities	573,121	62,961

Currency effect on brought forward cash balances	23,593	2,939
Net Increase / (Decrease) in Cash	277,315	(54,367)
Cash and cash equivalents at beginning of period	87,867	159,362

Cash and cash equivalents at end of period	$365,182	$104,995

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	86,533	$—

Supplemental disclosures of cash flow information
Interest paid	$23,940	$19,739
Income tax paid	$13,463	$8,883

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (“CEDC”), a Delaware corporation, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. The Company is Central Europe’s largest integrated spirit beverages business. The Company is the largest vodka producer by value and volume in Poland and produces the Absolwent, Zubrowka, Bols and Soplica brands, among others. The Company currently exports its products to many markets around the world. In addition, it produces and distributes Royal Vodka, the number one selling vodka in Hungary. The Company is the leading distributor and the leading importer of spirits, wine and beer in Poland and Hungary. In March 2008, the Company continued its expansion plans in the region by purchasing an 85% stake in Copecresto Enterprises Limited, which owns the leading premium vodka brand in Russia, Parliament Vodka. In May 2008, the Company also acquired a 75% economic stake in the Whitehall Group of companies in Russia, which is one of the leading importers of premium wines and spirits in Russia.

2.	BASIS OF PRESENTATION

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our Company consolidates all entities that we control by ownership of a majority voting interest. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

On March 11, 2008, the Company and certain of its affiliates entered into a Share Sale and Purchase Agreement and certain other agreements with White Horse Intervest Limited, a British Virgin Islands Company, and certain of White Horse’s affiliates, relating to the Company’s acquisition from White Horse of 85% of the share capital of Copecresto Enterprises Limited, a Cypriot company, (“the Parliament Acquisition”). In connection with this acquisition, the Company paid a consideration of approximately $180 million in cash and 2.2 million shares of common stock. On May 2, 2008 the Company delivered the remaining 250,000 shares of the Share Consideration. There is still $15 million of the cash consideration that is deferred pending the consummation of certain reorganization transactions expected to be completed over the next 18-24 months.

On May 23, 2008, the Company and certain of its affiliates, entered into, and closed upon, a Share Sale and Purchase Agreement and certain other agreements whereby the Company acquired shares representing 50% minus one vote of the voting power, and 75% of the economic interests in the Whitehall Group (“the Whitehall Acquisition”). The Whitehall Group is a leading importer of premium spirits and wines in Russia. The aggregate consideration paid by the Company was $200 million, paid in cash at the closing. In addition the Company is expected to issue approximately 838,000 shares of its common stock during the third quarter 2008 and pay €16.05 million payable on the first anniversary of the closing.

The Company has consolidated the Whitehall Group as a business combination as of May 23, 2008, on the basis that the Whitehall Group is a Variable Interest Entity and the Company has been assessed as being the primary beneficiary. Included within the Whitehall Group is a 50/50 joint venture with Möet Henessy. This joint venture is accounted for using the equity method and is recorded on the face of the balance sheet in investments with minority interest recorded at fair value on the face of the balance sheet. The current term of the joint venture is until June 2013 at which point the Whitehall Group will have the option to acquire the remaining shares of the entity.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

The fair value of the net assets acquired in connection with the 2008 Parliament and Whitehall group acquisitions as of the acquisition date are:

	Parliament Group	Whitehall Group	Total Acquisitions
ASSETS

Cash and cash equivalents	2,862	3,240	6,102
Accounts receivable	3,441	21,463	24,904
Inventory	1,602	27,905	29,507
Other current assets	7,573	19,565	27,138
Equipment	24,631	2,054	26,685
Trademarks	144,835	—	144,835
Investments	—	52,633	52,633

Total Assets	$184,944	$126,860	$311,804

LIABILITIES

Trade payables	4,587	19,370	23,957
Borrowings	44	18,818	18,862
Other short term liabilities	4,388	17,995	22,383
Deferred tax	34,759	12,632	47,391

Total Liabilities	$43,778	$68,815	$112,593

Minority interests	6,302	7,488	13,790

Net identifiable assets and liabilities	134,864	50,557	185,421

Goodwill on acquisition	135,404	225,978	361,382

Consideration paid, satisfied in cash	168,735	203,442	372,177
Consideration paid, satisfied in shares	86,533	—	86,533
Deferred consideration	15,000	73,093	88,093

Cash (acquired)	$2,862	$3,240	$6,102

Net Cash Outflow	$165,873	$200,202	$366,075

The goodwill arising out of the Parliament and Whitehall acquisitions is attributable to the immediate platform for expansion in Russia that they provide to the Company. The Company is in the process of completing its valuations and refining its purchase price adjustments for Parliament and Whitehall, which are expected to be finalized by December 31, 2008. The primary areas of further review include finalizing fixed asset and intangible asset valuations. As such, the allocation of the purchase price is subject to further adjustments.

The Company has not presented pro-forma results of operations of the Company to give effect to these acquisitions as if the acquisitions had occurred on January 1, 2008 and 2007 because there are no pre-closing interim results from Parliament and Whitehall that are available on a basis similar to US GAAP. The companies were not required to prepare interim consolidated financial statements and as such have only statutory tax accounts available. The Company believes that the inclusion of this information would provide misleading information for the investor.

On July 9, 2008, the Company closed a strategic investment in the Russian Alcohol Group (“Russian Alcohol”) through an equity investment of $181.5 million in Russian Alcohol which will provide the Company with an initial stake of approximately 42% in Russian Alcohol. This transaction is in connection with Lion Capital LLP’s acquisition of a controlling stake in Russian

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

Alcohol. In addition to the equity investment, CEDC purchased $103.5 million of exchangeable notes which bear interest at 8.3% and can be fully exchanged into additional shares of Russian Alcohol starting in 2010. Our agreements governing this investment include put and call options to acquire an indirect controlling interest in Russian Alcohol starting in 2010 based on the prior year EBITDA.

4.	INTANGIBLE ASSETS OTHER THAN GOODWILL

The major components of intangible assets are:

	June 30, 2008	December 31, 2007
Non-amortizable intangible assets:
Trademarks	$770,553	$543,123
Total	770,553	543,123
Amortizable intangible assets:
Trademarks	$7,774	$6,754
Customer relationships	2,204	1,913
Less accumulated amortization	(7,549)	(6,093)
Total	2,429	2,574

Total intangible assets	$772,982	$545,697

Management considers trademarks that are indefinite-lived assets to have high or market-leader brand recognition within their market segments based on the length of time they have existed, the comparatively high volumes sold and their general market positions relative to other products in their respective market segments. These trademarks include Soplica, Zubrówka, Absolwent, Royal, Parliament and the rights for Bols Vodka in Poland, Hungary and Russia. Taking the above into consideration, as well as the evidence provided by analyses of vodka products life cycles, market studies, competitive and environmental trends, management believes that these brands will generate cash flows for an indefinite period of time, and that the useful lives of these brands are indefinite. In accordance with SFAS 142, intangible assets with an indefinite life are not amortized but are reviewed at least annually for impairment.

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

As of June 30, 2008, the Polish Zloty exchange rate used to translate the balance sheet strengthened by approximately 13% as compared to the exchange rate as of December 31, 2007, and as a result a comprehensive income was recognized. Additionally, translation gains and losses with respect to long-term subordinated inter-company loans with the parent company are charged to other comprehensive income. No deferred tax benefit has been recorded on the comprehensive income/(loss) in regard to the long-term inter-company transactions with the parent company, as the repayment of any equity investment is not anticipated in the foreseeable future.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

6.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic:
Net income	$46,807	$19,971	$65,339	$14,795

Weighted average shares of common stock outstanding	42,503	40,074	41,612	39,958
Basic earnings per share	$1.10	$0.50	$1.57	$0.37

Diluted:
Net income	$46,807	$19,971	$65,339	$14,795

Weighted average shares of common stock outstanding	42,503	40,074	41,612	39,958
Net effect of dilutive employee stock options based on the treasury stock method	832	499	780	440
Totals	43,335	40,573	42,392	40,398
Diluted earnings per share	$1.08	$0.49	$1.54	$0.37

Employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during the three and six months periods ended June 30, 2008 and 2007. In addition there is no adjustment to fully diluted shares related to the Convertible Senior Notes as the average market price was below the conversion price for the period.

7.	BORROWINGS

Bank Facilities

As of June 30, 2008, $87.1 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

As of June 30, 2008, the Company had utilized approximately $141.5 million of a multipurpose credit line agreement in connection with the 2007 tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company. The indebtedness under the credit line agreement bears interest at a rate equal to the one month Warsaw Interbank Rate plus a margin of 1.2% and matures on March 31, 2009.

On April 24, 2008, the Company signed a credit agreement with Bank Zachodni WBK SA in Poland to provide up to $50 million of financing to be used to finance a portion of the Parliament and Whitehall acquisition, as well as general working capital needs of the Company. The agreement provides for a $30 million five year amortizing term facility and a one year $20 million short term facility with annual renewal. The facilities bear interest at 6 month LIBOR plus 1.65% for the five year facility and 1.45% for the short term facility.

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

During the six months ending June 30, 2008, the Company purchased €9.8 million of it outstanding Senior Secured Notes back on the open market and retired this debt as of June 30, 2008.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

As of June 30, 2008 and December 31, 2007, the Company had accrued interest included in other accrued liabilities of $7.9 million and $15.8 million respectively related to the Senior Secured Notes, with the next coupon due for payment on July 25, 2008. Total obligations under the Senior Secured Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method and fair value adjustments from the application of hedge accounting as shown in the table below:

	June 30, 2008	December 31, 2007
Senior Secured Notes	$395,922	$381,689
Fair value bond mark to market	(35,488)	(28,204)
Unamortized portion of closed hedges	(880)	(858)
Unamortized issuance costs	(8,333)	(8,329)

Total	$351,221	$344,298

Convertible Senior Notes

On March 7, 2008, the Company completed the issuance of $310 million aggregate principal amount of 3% Convertible Senior Notes due 2013 (the “Convertible Notes”). Interest is due semi-annually on the 15th of March and September, beginning on September 15, 2008. The Convertible Senior Notes are convertible in certain circumstances into cash and, if applicable, shares of our common stock, based on an initial conversion rate of 14.7113 shares per $1,000 principle amount, subject to certain adjustments. Upon conversion of the notes, the Company will deliver cash up to the aggregate principle amount of the notes to be converted and, at the election of the Company, cash and/or shares of common stock in respect to the remainder, if any, of the conversion obligation.

The proceeds from the Convertible Notes were used to fund the cash portions of the acquisition of Copecresto Enterprises Limited and Whitehall.

As of June 30, 2008 the Company had accrued interest included in other accrued liabilities of $2.3 million related to the Convertible Senior Notes, with the next coupon due for payment on September 15, 2008. Total obligations under the Convertible Senior Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	June 30, 2008	December 31, 2007
Convertible Senior Notes	$310,000	$—
Unamortized issuance costs	(5,332)	—

Total	$304,668	$—

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

Total borrowings as disclosed in the financial statements are:

	June 30, 2008	December 31, 2007
Short term bank loans and overdraft facilities for working capital	$226,917	$42,785

Total short term bank loans and utilized overdraft facilities	226,917	42,785

Long term bank loans for share tender	—	122,952
Long term obligations under Senior Secured Notes	351,221	344,298
Long term obligations under Convertible Senior Notes	304,668
Other total long term debt, less current maturities	30,168	—

Total debt	$912,974	$510,035

June 30, 2008
Principal repayments for the following years
2008	$4,507
2009	252,578
2010	—
2011	—
2012 and beyond	655,889

Total	$912,974

8.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	June 30, 2008	December 31, 2007
Raw materials and supplies	$28,238	$19,051
In-process inventories	8,091	2,479
Finished goods and goods for resale	174,665	119,742

Total	$210,994	$141,272

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

9.	INCOME TAXES

The Company operates in several tax jurisdictions primarily: the United States of America, Poland, Hungary and Russia. All subsidiaries file their own corporate tax returns as well as account for their own deferred tax assets and liabilities. The Company does not file a tax return in Delaware based upon its consolidated income, but does file a return in Delaware based on the income statement for transactions occurring in the United States of America.

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

The Company files income tax returns in the U.S., Poland, Hungary, Russia, as well as in various other countries throughout the world in which we conduct our business. The major tax jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2003 in the U.S., 2002 in Poland and Hungary and 2005 in Russia.

10.	STOCKHOLDERS EQUITY

On June 25, 2008, the Company completed a public offering of 3,250,000 shares of common stock, at an offering price to the public of $68.00 per share. In addition, pursuant to the terms of the offering the underwriters exercised their over-allotment option for an additional 325,000 shares. The net proceeds from the offering, including the sale of shares in accordance with the over-allotment option, was $233.8 million, after deducting underwriting discounts and commissions and estimated offering expenses. The majority of the proceeds of the equity offering were used to fund a portion of the Company’s investment in the Russian Alcohol Group.

11.	OPERATING SEGMENTS

As a result of the Company’s expansion into new geographic areas, namely Russia, the Company has implemented a segmental approach to the business based upon geographic locations. As such the Company operates in three primary segments: Poland, Russia and Hungary.

	Segment Net Revenues
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Segment
Poland	349,736	261,365	647,126	482,543
Russia	62,347	—	69,572	—
Hungary	9,219	7,270	18,224	14,307

Total Net Sales	421,302	268,635	734,922	496,850

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

	Operating Profit
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Segment
Poland	29,516	25,551	53,665	44,676
Russia	14,292	—	15,949	—
Hungary	1,406	1,147	2,810	2,319
Corporate Overhead
General corporate overhead	(1,459)	(1,064)	(2,435)	(1,983)
Option Expense	(912)	(485)	(1,678)	(947)

Total Operating Profit	42,843	25,149	68,311	44,065

	Indentifiable Operating Assets
	June 30, 2008	December 31, 2007
Segment
Poland	1,899,842	1,735,620
Russia	739,629	—
Hungary	37,719	39,320
Corporate	245,170	7,228

Total Identifiable Assets	2,922,360	1,782,168

	Goodwill
	June 30, 2008	December 31, 2007
Segment
Poland	654,961	568,726
Russia	361,382	—
Hungary	9,848	8,556
Corporate	—	—

Total Goodwill	1,026,191	577,282

12.	INTEREST INCOME / (EXPENSE)

For the three and six months ended June 30, 2008 and 2007 respectively, the following items are included in Interest income / (expense):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest income	$2,254	$1,463	$3,628	$2,779
Interest expense	(15,551)	(9,768)	(28,453)	(19,733)

Total interest (expense), net	$(13,297)	$(8,305)	$(24,825)	$(16,954)

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

13.	OTHER FINANCIAL INCOME / (EXPENSE)

For the three and six months ended June 30, 2008 and 2007, the following items are included in Other Financial Income / (Expense):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Foreign exchange impact related to Senior Secured Notes financing	$19,698	$9,536	$25,657	$6,172
Foreign exchange impact related to Convertible Notes	$11,345	—	$14,301	—
Cost of bank guarantee for tender	—	—	—	(349)
Premium for early debt retirement	—	—	—	(6,940)
Write-off of hedge associated with retired debt	—	—	(305)	(2,757)
Write-off of financing costs associated with retired debt	—	—	(851)	(2,167)
Other gains / (losses)	957	301	2,301	479

Total other financial income / (expense), net	$32,000	$9,837	$41,103	$(5,562)

14.	FINANCIAL INSTRUMENTS

Financial Instruments and Their Fair Values

Financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, bank loans, overdraft facilities and long-term debt. The monetary assets represented by these financial instruments are primarily located in Poland, Hungary and Russia. Consequently, they are subject to currency translation risk when reporting in U.S. Dollars.

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

In September 2005, the Company entered into a coupon swap arrangement which exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. The hedge is accounted for as a fair value hedge according to SFAS 133 and is tested for effectiveness on a quarterly basis using the long haul method. Under this method, as long as the hedge is deemed highly effective both the fair value of the hedge and the hedge item are marked to market with the net impact recorded as gain or loss in the income statement. For the six months ended June 30, 2008, the company recorded a net loss of $50,955. In September 2005, the Company entered into a second hedge that exchanged the variable Euro coupon with a variable Polish Zloty coupon (CIRS). However, due to the continued strength of the Polish economy and currency the Company closed this swap contract. The hedge did not qualify for hedge accounting and therefore the changes in fair value were reflected in the results of operations.

In March 2008, a portion of the IRS hedge related to the repurchased Senior Secured Notes was closed and written off, and a new hedging relationship was created with the hedge match one for one the remaining outstanding Senior Secured Notes.

In February 2007 and December 2006, a portion of the IRS hedge was closed and a new hedging relationship was created. The mark to market valuation of the closed hedges at the time was frozen and is being amortized over the remaining useful life of the hedged item. The hedge closure in December 2006 was related to the part of the Senior Secured Notes repurchased in January 2007. Consequently, the amount was written off in January 2007 following the repurchase. As of June 30, 2008, there is an unamortized asset of $0.9 million recorded as an adjustment to the valuation of the Senior Secured Notes.

15.	FAIR VALUE MEASUREMENTS

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

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. At June 30, 2008, we have no material financial assets or liabilities carried at fair value using significant level 1 or level 2 inputs and the only instruments we value using level 3 inputs are currency swap agreements as follows:

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

The fair value of these instruments as at June 30, 2008, was a $35.5 million liability, which represented a $7.3 million increase from the $28.2 million liability as at December 31, 2007 and was recognized as a loss in the consolidated statement of operations. This loss, however, was offset by the fair value revaluation of the Senior Secured Notes.

16.	STOCK OPTION PLANS AND RESTRICTED STOCK AWARDS

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

A summary of the Company’s stock option and restricted stock units activity, and related information for the six months ended June 30, 2008 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2008	1,253,037	$22.02
Granted	165,875	$55.21
Exercised	(11,763)	$16.33
Forfeited	(8,362)	$25.87

Outstanding at March 31, 2008	1,398,787	$35.12
Exercisable at March 31, 2008	966,512	$19.69

Outstanding at March 31, 2008	1,398,787	$35.12
Granted	68,500	$60.92
Exercised	(51,436)	$16.94
Forfeited	—	—

Outstanding at June 30, 2008	1,415,851	$28.00
Exercisable at June 30, 2008	915,074	$19.84

Nonvested restricted stock units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2008	35,830	$34.73
Granted	3,000	$58.08
Vested	—	$—
Forfeited	(490)	$34.51

Nonvested at March 31, 2008	38,340	$36.56

Nonvested at March 31, 2008	38,340	$36.56
Granted	8,363	$65.33
Vested	(600)	$34.51
Forfeited	(600)	$46.30

Nonvested at June 30, 2008	45,503	$41.74

During 2008, the range of exercise prices for outstanding options was $1.13 to $60.92. During 2008, the weighted average remaining contractual life of options outstanding was 5.8 years. Exercise prices for options exercisable as of June 30, 2008 ranged from $1.13 to $29.14. The Company has also granted 8,363 restricted stock units to its employees at an average price of $65.33.

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of June 30, 2008, the Company has not changed the terms of any outstanding awards.

During the six months ended June 30, 2008, the Company recognized compensation cost of $1.68 million and a related deferred tax asset of $0.36 million.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

As of June 30, 2008, there was $5.4 million of total unrecognized compensation cost related to non-vested stock options and restricted stock units granted under the Plan. The costs are expected to be recognized over a weighted average period of 31 months through 2008-2011.

Total cash received from exercise of options during the six months ended June 30, 2008 amounted to $1.1 million.

For the six month period ended June 30, 2008, the compensation expense related to all options was calculated based on the fair value of each option grant using the binomial distribution model. The Company has never paid cash dividends and does not currently have plans to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on average of implied and historical volatility projected over the remaining term of the options. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	2008	2007
Fair Value	$18.16	$10.03
Dividend Yield	0%	0%
Expected Volatility	34.1% - 38.5%	30.5 - 38.4%
Weighted Average Volatility	37.5%	37.1%
Risk Free Interest Rate	1.5% - 3.2%	4.7 - 5.1%
Expected Life of Options from Grant	3.2	3.2

17.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

As part of the Share Purchase Agreement related to the October 2005 Polmos Bialystok Acquisition, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish Zloty during the five years after the acquisition was consummated. As of June 30, 2008, the Company has invested 59.4 million Polish Zloty (approximately $28.0 million) in Polmos Bialystok.

Pursuant to the shareholders’ agreement governing the Company’s investment in Copecresto Enterprises Limited, the Company has the right to purchase all (but not less than all) of the shares of Copecresto capital stock held by the other shareholder. The other shareholder has the right to require the Company to purchase any or all of the shares of Copecresto capital stock held by such other shareholder; provided, that such other shareholder may not exercise this right other than in respect of all of the shares of Copecresto capital stock it holds if the amount of Copecresto capital stock subject to such exercise is less than 1% of the total outstanding capital stock of Copecresto.

The Company’s right may be exercised beginning on March 13, 2015 and will terminate on the earliest to occur of (1) the delivery of a notice of default under the shareholders’ agreement, (2) the delivery of a notice of the other shareholder’s exercise of its right in respect of all of the Copecresto capital stock held by such shareholder and (3) the date that is ten years after the date of completion of certain reorganization transactions relating to Copecresto. The other shareholder’s right may be exercised beginning on March 13, 2011 and will terminate on the earliest to occur of (A) the delivery of a notice of default under the shareholders’ agreement, (B) the Company’s exercise of its right and (C) the date that is ten years after the date of completion of certain reorganization transactions relating to Copecresto. The other shareholder also may exercise its right one or more times within the three months following any change in control of the Company or of Bols Sp. z o.o., a subsidiary of the Company.

The aggregate price that the Company would be required to pay in the event either of these rights is exercised will be equal to the product of (x) a fraction, the numerator of which is the total number of shares of capital stock of Copecresto covered by the exercise of the right, and the denominator of which is the total number of shares of capital stock of Copecresto then outstanding, multiplied by (y) the EBITDA of Copecresto from the year immediately preceding the year in which the right is exercised, multiplied by (z) 12, if the right is exercised in 2010 or before, 11, if the right is exercised in 2011, or 10, if the right is exercised in 2012 or later; provided, that in no event will the product of (y) and (z), above, be less than $300,000,000.

The Whitehall Acquisition purchase agreement includes an agreement that if the average daily closing price of the Company’s common stock during the 20-trading day period ending on the date that is six months after the closing date (the “Average Market Price”) is less than $51.32 (a per share valuation based on an averaging formula agreed upon among the parties) (the “Minimum Share Price”), the Company will be required to pay the Seller an amount equal to the difference between the Minimum Share Price and the Average Market Price per share multiplied by the number of shares of common stock issued by the Company as part of the consideration. If during the 90-day period following the six-month anniversary of the closing date, the Seller sells any of the common stock included in the consideration for an average sales price that is less than the Minimum Price, the Company will be required to pay the Trustee an amount equal to the difference between the Minimum Share Price and the average market price per share multiplied by the number of shares of Company common stock sold by the Seller.

As part of the Whitehall Acquisition, the Company entered into a shareholders’ agreement with the other shareholder pursuant to which the Company has the right to purchase, and the other shareholder has the right to require the Company to purchase, all (but not less than all) of the shares of Whitehall capital stock held by such shareholder. Either of these rights may be exercised at any time, subject, in certain circumstances, to the consent of third parties. The aggregate price that the Company would be required to pay in the event either of these rights is exercised will fall within a range, determined based on Whitehall’s EBIT as well as the EBIT of certain related businesses, during two separate periods: (1) the period from January 1, 2008 through the end of the year in which the right is exercised, and (2) the two full financial years immediately preceding the end of the year in which the right is exercised. Subject to certain limited exceptions, the exercise price will be (A) no less than the future value as of the date of exercise of $42.7 million, and (B) no more than the future value as of the date of exercise of $99.7 million.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

18.	RELATED PARTY TRANSACTION

In January of 2005, the Company entered into a rental agreement for a facility located in northern Poland, which is 33% owned by the Company’s Chief Operating Officer. The monthly rent to be paid by the Company for this location is approximately $16,300 per month and relates to facilities to be shared by two subsidiaries of the Company.

During the six months of 2008, the Company made sales to a restaurant which is partially owned by the Chief Executive Officer of the Company. All sales were made on normal commercial terms, and total sales for the six months ended June 30, 2008 and 2007 were approximately $38,000 and $58,000.

19.	SUBSEQUENT EVENTS

On May 22, 2008, the Company entered into an Investment Commitment Letter and agreed to the forms of certain other agreements with Lion Capital LLP and certain of Lion’s affiliates (collectively “Lion”) in connection with the Company’s commitment to make certain debt and equity investments with Lion in a newly-formed special purpose vehicle for the purpose of acquiring all of the outstanding equity of the Russian Alcohol Group (“RAG”). On June 18, 2008, the Company amended and restated the Investment Commitment Letter and agreed to revised forms of other agreements with Lion relating to the transactions. On July 9, 2008, the Company completed the Investments (as defined below) and (1) paid $181.5 million for approximately 47.5% of the common equity of a newly formed Cayman Islands company (“Cayco,” and such transaction the “Equity Investment”) which indirectly acquired all of the outstanding equity of RAG (the “Acquisition”), and (2) purchased $103.5 million in subordinated exchangeable loan notes (the “Notes”) issued by a subsidiary of Cayco and exchangeable into equity of Cayco (together with the Equity Investment, the “Investments”). Lion and affiliates of Goldman, Sachs & Co. own the remaining common equity of Cayco, and certain of the current owners and management of RAG made a minority equity investment in a subsidiary of Cayco. The Company’s effective, indirect equity stake in RAG following the Acquisition is approximately 42%. Lion has a continuing interest in the equity returns on the Company’s Equity Investment. The Investment Commitment Letter also gives the Company certain approval rights over the terms of any refinancing of RAG’s debt that may be entered into by Lion.

On July 8, 2008, the Company entered into a Shareholders’ Agreement with certain affiliates of Lion and with Cayco to establish the parties’ rights, duties and obligations with respect to their equity investments in Cayco. An indirect subsidiary of Cayco (“Lion Lux”) issued the Notes to the Company pursuant to an Instrument by way of Deed made by Cayco, Lion Lux and an 88.4%-owned direct subsidiary of Cayco that is the indirect parent of Lion Lux.

In connection with the Company’s investment in the Russian Alcohol Group, Cayco has the right to require the Company to purchase all, but not some, of the capital stock of Cayco Sub held by Cayco (the “Put Option”). The Put Option will be exercisable during the 2010 Period and the 2011 Period and will expire one day after the end of the 2011 Period, and will be extended if the Call Option is extended to the 2012 Period. The price at which the Company must purchase such capital stock (the “Put Option Price”) will be equal to the Russian Alcohol Group’s adjusted equity value for the relevant period, determined based on EBITDA multiplied by the product of (a) Cayco’s ownership percentage in Cayco Sub and (b)(i) 14.05, if the Put Option is exercised during the 2010 Period, (ii) 13.14, if the Put Option is exercised during the 2011 Period, or (iii) 12.80, if the Put Option is exercised during the 2012 Period , less debt plus certain adjustments for cash and working capital. The Put Option may not be exercised unless the minimum adjusted EBITDA exceeds a certain agreed value in each period.

On July 2, 2008, the Company entered into a Facility Agreement with Bank Handlowy w Warszawie S.A., which provided for a term loan facility of $40 million. The term loan bears interest at a rate equal to the London Interbank Rate plus a margin of 2.50% per annum. The term loan is guaranteed by CEDC, Carey Agri and the certain other subsidiaries of the Company and is secured by all of the shares of capital stock of Carey Agri and subsequently will be further secured by shares of capital stock in certain other subsidiaries of CEDC.

20.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company from January 1, 2008. The implementation of SFAS 159, did not have any material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations”. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which are business combinations in the year ending December 31, 2009 for the Company. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009 and the interim periods within the fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. We are in the process of evaluating the new disclosure requirements under SFAS 160.

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

In May 2008, the FASB issued FSP APB 14-1, which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will impact the accounting associated with our $310.0 million senior convertible notes. This FSP will require us to recognize additional non-cash interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it requires recognizing interest expense in prior periods pursuant to the retrospective accounting treatment. FSP APB 14-1 will become effective beginning in our first quarter of 2009 and is required to be applied retrospectively to all presented periods, as applicable. We are currently evaluating the impact on our financial statements of applying the provisions of FSP APB 14-1.

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

By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, the development of the industry in which we operate, and the effects of acquisitions on us may differ materially from those anticipated in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

We urge you to read and carefully consider the items of the other reports that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect us and our future performance and the industry in which we operate, including the risk factors described in the Company’s Annual Report on Form 10-K for the year ended, December 31, 2007 filed with the SEC on February 29, 2008 and the Company’s Form 8-K filed with the SEC on June 18, 2008. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur as described, or at all.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

In March 2008, we closed our acquisition of 85% of the capital stock of the Parliament Group in Russia which owns various alcoholic beverage production and distribution assets, including the Parliament vodka brand. Parliament vodka is a top selling premium vodka brand in Russia. Parliament is expected to reach sales of over 3 million 9 liter cases in 2008. Parliament provides us our first platform in Russia where we can not only grow the Parliament brand domestically, but also add import brands into the mix, thereby leveraging the existing structure to take advantage of the premiumization of alcohol consumption taking place in the Russian market. In May 2008, we closed our acquisition of a 75% economic stake in the Whitehall Group in Russia which is a leading importer of premium spirits in Russia. For the three months ended June 30, 2008, the results from operations include approximately one month of activity related to the Whitehall Group.

The below results do not include any impact of the investment in Russian Alcohol as the transaction was completed in July 2008.

Results of Operations:

Three months ended June 30, 2008 compared to three months ended June 30, 2007

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

PROFIT AND LOSS

	Three months ended
	June 30, 2008	June 30, 2007

Sales	$542,845	$334,150
Excise taxes	(121,543)	(65,515)
Net Sales	421,302	268,635
Cost of goods sold	317,564	213,081

Gross Profit	103,738	55,554

Operating expenses	60,895	30,405

Operating Income	42,843	25,149

Non operating income / (expense), net
Interest (expense), net	(13,297)	(8,305)
Other financial income / (expense), net	32,000	9,837
Other non operating income / (expense), net	(282)	(1,670)

Income before taxes	61,264	25,011

Income tax expense	12,868	4,714
Minority interests	2,491	326
Equity in net earnings of MHWH Limited	902	—

Net income	$46,807	$19,971

Net income per share of common stock, basic	$1.10	$0.50

Net income per share of common stock, diluted	$1.08	$0.49

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and exclusive imports and value added tax. Total net sales increased by approximately 56.9%, or $152.7 million, from $268.6 million for the three months ended June 30, 2007 to $421.3 million for the three months ended June 30, 2008. This increase in sales is due to the following factors:

Net Sales for three months ended June 30, 2007	$268,635
Increase from acquisitions	88,282
Existing business sales growth	15,307
Excise tax reduction	(28,554)
Impact of foreign exchange rates	77,632

Net sales for three months ended June 30, 2008	$421,302

Factors impacting our existing business sales for the three months ending June 30, 2008 include the growth of our key vodka brands, with Bols Vodka, our flagship premium vodka, growing by 13% in volume terms as compared to the three months ending June 30, 2007. Sales of our exclusive import brands in U.S Dollars grew by 45% in value terms for the three months ending June 30, 2008 as compared to the same period in 2007.

As of January 2008, sales of products which we produce at Polmos Bialystok and Bols to certain key accounts were moved from our distribution companies to the producer, Polmos Bialystok and Bols in order to reduce distribution costs. When a sale is reported directly from a producer, excise tax is eliminated from net sales and when a sale is made from a distribution company the sales are recorded gross with excise tax. Therefore the movement of the sales contracts from a distributor to the producer reduces the amount of net sales reported through the elimination of excise tax and also increases gross profit as a percent of sales. The impact of this sales reduction for the three months ended June 30, 2008 was $28.6 million.

Based upon average exchange rates for the three months ended June 30, 2008 and June 30, 2007, the Polish Zloty appreciated by approximately 22%. This resulted in an increase of $77.6 million of sales in U.S. Dollar terms.

As a result of our recent acquisitions in Russia, we have moved to a segmental approach to our business split by our primary geographic locations of operations, Poland, Russia and Hungary. Included in the sales growth from acquisitions of $88.3 million was $62.3 million of sales related to the newly acquired Russian businesses of Parliament and Whitehall, which is reflected in our Russian Segment in the below table.

	Three months ended June 30,
	2008	2007
Segment
Poland	349,736	261,365
Russia	62,347	—
Hungary	9,219	7,270

Total Net Sales	421,302	268,635

Gross Profit

Total gross profit increased by approximately 86.5%, or $48.1 million, to $103.7 million for the three months ended June 30, 2008, from $55.6 million for the three months ended June 30, 2007, reflecting sales growth for the factors noted above in the three months ended June 30, 2008. Gross margin increased from 20.7% of net sales for the three months ended June 30, 2007 to 24.6% of net sales for the three months ended June 30, 2008. The primary factor resulting in the improved margin was the inclusion of the

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information newly acquired businesses in Russia, Parliament and Whitehall, which, as producers and importers, operate on a higher gross profit margin than the Polish business, which is more significantly impacted by lower margin distribution operations. Margins were further improved from lower spirit pricing for the three months ended June 30, 2008 as well as the growth of the exclusive import brands.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses increased by approximately 100.3%, or $30.5 million, from $30.4 million for the three months ended June 30, 2007 to $60.9 million for the three months ended June 30, 2008. Approximately $2.4 million of this increase resulted primarily from the effects of the acquisition of PHS in July 2007, approximately $10.7 million of this increase resulted from the effects of the acquisition of Parliament in March 2008, approximately $3.6 million of this increase resulted from the effects of the acquisition of the Whitehall Group and the remainder of the increase resulted primarily from the growth of the business and the impact of foreign exchange expenses as detailed below.

Operating expenses for three months ended June 30, 2007	$30,405
Increase from acquisitions	16,650
Increase from existing business growth	4,136
Impact of foreign exchange rates	9,704

Operating expenses for three months ended June 30, 2008	$60,895

The table below sets forth the items of operating expenses.

	Three Months Ended June 30,
	2008	2007
	($ in thousands)
S,G&A	$45,057	$24,537
Marketing.	12,841	4,168
Depreciation and amortization	2,997	1,700

Total operating expense	$60,895	$30,405

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A increased by approximately 84.1%, or $20.6 million, from $24.5 million for the three months ended June 30, 2007 to $45.1 million for the three months ended June 30, 2008. Approximately $16.7 million of this increase resulted primarily from the effects of the acquisitions discussed above and the remainder of the increase resulted primarily from the growth of the business and the appreciation of the Polish Zloty against the U.S. Dollar. As a percent of sales, S,G&A has increased from 9.1% of net sales for the three months ended June 30, 2007 to 10.7% of net sales for the three months ended June 30, 2008.

Depreciation and amortization increased by approximately 76.5%, or $ 1.3 million, from $1.7 million for the three months ended June 30, 2007 to $3.0 million for the three months ended June 30, 2008. This increase resulted primarily from our existing business growth and the acquisition of Parliament and Whitehall.

Operating Income

Total operating income increased by approximately 70.5%, or $17.7 million, from $25.1 million for the three months ended June 30, 2007 to $42.8 million for the three months ended June 30, 2008. This increase resulted primarily from the factors described under “Net Sales” above. The table below summarizes the segmental split of operating profit.

	Three months ended June 30,
	2008	2007
Segment
Poland	29,516	25,551
Russia	14,292	—
Hungary	1,406	1,147
Corporate Overhead
General corporate overhead	(1,459)	(1,064)
Option Expense	(912)	(485)

Total Operating Profit	42,843	25,149

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Income Tax

Our effective tax rate for the three months ending June 30, 2008 was 21.0%, which represents an increase of 2.2% over our historical effective tax rates due to the influence of the newly acquired Russian business. The statutory income tax rate in Russia is 24% as compared to 19% in Poland.

Non Operating Income and Expenses

Total interest expense increased by approximately 60.2%, or $5.0 million, from $8.3 million for the three months ended June 30, 2007 to $13.3 million for the three months ended June 30, 2008. This increase resulted from a combination of additional borrowings to finance the purchase of Polmos Bialystok shares completed in June 2007, the issuance of our Convertible Senior Notes to finance the Parliament acquisition and the Whitehall acquisition and increased interest rates in 2008 as compared to 2007.

The Company recognized $31.0 million of unrealized foreign exchange rate gain in the three months ended June 30, 2008, primarily related to the impact of movements in exchange rates on our Senior Secured and Senior Convertible Notes, as compared to $9.5 million for the three months ended June 30, 2007.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Six months ended
	June 30, 2008	June 30, 2007
Sales	$950,926	$623,146
Excise taxes	(216,004)	(126,296)
Net Sales	734,922	496,850
Cost of goods sold	564,968	394,978

Gross Profit	169,954	101,872

Operating expenses	101,643	57,807

Operating Income	68,311	44,065

Non operating income / (expense), net
Interest (expense), net	(24,825)	(16,954)
Other financial income, net	41,103	(5,562)
Other non operating income / (expense), net	(142)	(2,014)

Income before taxes	84,447	19,535

Income tax expense	17,266	3,685
Minority interests	2,744	1,055
Equity in net earnings of affiliates	902	0

Net income	$65,339	$14,795

Net income per share of common stock, basic	$1.57	$0.37

Net income per share of common stock, diluted	$1.54	$0.37

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Net Sales

Total net sales increased by approximately 47.9%, or $238.0 million, from $496.9 million for the six months ended June 30, 2007 to $734.9 million for the six months ended June 30, 2008. This increase in sales is due to the following factors:

Net Sales for six months ended June 30, 2007	$496,850
Increase from acquisitions	114,625
Existing business sales growth	31,377
Excise tax reduction	(43,582)
Impact of foreign exchange rates	135,652

Net sales for six months ended June 30, 2008	$734,922

Factors impacting our existing business sales for the six months ending June 30, 2008 include the growth of our key vodka brands, with Bols Vodka, our flagship premium vodka, growing by 15% in volume terms as compared to the six months ending June 30, 2007. Sales of our exclusive import brands in U.S Dollars grew by 44% in value terms for the six months ending June 30, 2008 as compared to the same period in 2007.

As of January 2008, sales of products which we produce at Polmos Bialystok and Bols to certain key accounts were moved from our distribution companies to the producer, Polmos Bialystok and Bols in order to reduce distribution costs. When a sale is reported directly from a producer, excise tax is eliminated from net sales and when a sale is made from a distribution company the sales are recorded gross with excise tax. Therefore the movement of the sales contracts from a distributor to the producer reduces the amount of net sales reported through the elimination of excise tax and also increases gross profit as a percent of sales. The impact of this sales reduction for the six months ended June 30, 2008 was $43.6 million.

Based upon average exchange rates for the six months ended June 30, 2008 and 2007, the Polish Zloty appreciated by approximately 27%. This resulted in an increase of $135.7 million of sales in U.S. Dollar terms.

As a result of our recent acquisitions in Russia, we have moved to a segmental approach to our business split by our primary geographic locations of operations, Poland, Russia and Hungary. Included in the sales growth from acquisitions of $114.6 million was $69.6 million of sales related to the newly acquired Russian businesses of Parliament and Whitehall, which is reflected in our Russian Segment in the below table.

	Six months ended June 30,
	2008	2007
Segment
Poland	647,126	482,543
Russia	69,572	—
Hungary	18,224	14,307

Total Net Sales	734,922	496,850

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Gross Profit

Total gross profit increased by approximately 66.8%, or $68.1 million, to $170.0 million for the six months ended June 30, 2008, from $101.9 million for the six months ended June 30, 2007, reflecting sales growth for the factors noted above in the six months ended June 30, 2008. Gross margin increased from 20.5% of net sales for the six months ended June 30, 2007 to 23.1% of net sales for the six months ended June 30, 2008. Factors impacting our margins include improved sales mix, lower spirit costs, the impact of excise tax as described above as well as the consolidation of Parliament and Whitehall from the first quarter and second quarter of 2008 respectively. Parliament and Whitehall which, as producer and importer, operate on a higher gross profit margin than the Polish business, which is more heavily impacted by lower margin distribution operations. Margins were further improved from lower spirit pricing for the three months ended June 30, 2008 as well as the growth of the exclusive import brands.

Operating Expenses

Total operating expenses increased by approximately 75.8%, or $43.8 million, from $57.8 million for the six months ended June 30, 2007 to $101.6 million for the six months ended June 30, 2008. Approximately $4.4 million of this increase resulted primarily from the effects of the acquisition of PHS in July 2007, approximately $13.0 million of this increase resulted from the effects of the acquisition of Parliament in March 2008, approximately $3.6 million of this increase resulted from the effects of the acquisition of the Whitehall Group and the remainder of the increase resulted primarily from the growth of the business and the impact of foreign exchange expenses as detailed below.

Operating expenses for six months ended June 30, 2007	$57,807
Increase from acquisitions	21,027
Increase from existing business growth	6,139
Impact of foreign exchange rates	16,670

Operating expenses for six months ended June 30, 2008	$101,643

The table below sets forth the items of operating expenses.

	Six Months Ended June 30,
	2008	2007
	($ in thousands)
S,G&A	$77,865	$47,562
Marketing.	18,663	6,715
Depreciation and amortization	5,115	3,530

Total operating expense	$101,643	$57,807

S,G&A increased by approximately 63.7%, or $30.3 million, from $47.6 million for the six months ended June 30, 2007 to $77.9 million for the six months ended June 30, 2008. Approximately $20.2 million of this increase resulted primarily from the effects of the acquisitions discussed above and the remainder of the increase resulted primarily from the growth of the business and the appreciation of the Polish Zloty against the U.S. Dollar. As a percent of sales, S,G&A has increased from 9.6% of net sales for the six months ended June 30, 2007 to 10.6% of net sales for the six months ended June 30, 2008.

Depreciation and amortization increased by approximately 45.7%, or $ 1.6 million, from $3.5 million for the six months ended June 30, 2007 to $5.1 million for the six months ended June 30, 2008. This increase resulted primarily from our existing business growth and the acquisitions of Parliament and Whitehall.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Operating Income

Total operating income increased by approximately 54.9%, or $24.2 million, from $44.1 million for the six months ended June 30, 2007 to $68.3 million for the six months ended June 30, 2008. This increase resulted primarily from the factors described under “Net Sales” above. The table below summarizes the segmental split of operating profit.

	Six months ended June 30,
	2008	2007
Segment
Poland	53,665	44,676
Russia	15,949	—
Hungary	2,810	2,319
Corporate Overhead
General corporate overhead	(2,435)	(1,983)
Option Expense	(1,678)	(947)

Total Operating Profit	68,311	44,065

Income Tax

Our effective tax rate for the six months ending June 30, 2008 was 20.4%, which is the driven by the blended statutory tax rates rate of 19% in Poland and 24% in Russia

Non Operating Income and Expenses

Total interest expense increased by approximately 45.9%, or $7.8 million, from $17.0 million for the six months ended June 30, 2007 to $24.8 million for the six months ended June 30, 2008. This increase resulted from a combination of additional borrowings to finance the purchase of Polmos Bialystok shares completed in June 2007, the issuance of our Convertible Senior Notes to finance the Parliament acquisition and the Whitehall acquisition and increased interest rates in 2008 as compared to 2007.

The Company recognized $40.0 million of unrealized foreign exchange rate gain in the six months ended June 30, 2008, related to the impact of movements in exchange rates on our Senior Secured and Senior Convertible Notes, as compared to $6.2 million for the six months ended June 30, 2007.

Liquidity and Capital Resources

The company has funded the $285 million investment in the Russian Alcohol Group, which was completed in July 2008, through the proceeds of the equity offering closed on June 30, 2008 and additional borrowings described in more detail below. The Company’s remaining uses of cash in the future will be to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The Company expects to fund these requirements in the future with cash flows from its operating activities, cash on hand, the financing arrangements described below, and other arrangements we may enter into from time to time.

Financing Arrangements

Existing Credit Facilities

As of June 30, 2008, $87.1 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

As of June 30, 2008, the Company had utilized approximately $141.5 million of a multipurpose credit line agreement in connection with the 2007 tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company. The indebtedness under the credit line agreement bears interest at a rate equal to the one month Warsaw Interbank Rate plus a margin of 1.2% and matures on March 31, 2009.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

On April 24, 2008, the Company signed a credit agreement with Bank Zachodni WBK SA in Poland to provide up to $50 million of financing to be used to finance a portion of the Parliament and Whitehall acquisition, as well as general working capital needs of the Company. The agreement provides for a $30 million five year amortizing term facility and a one year $20 million short term facility with annual renewal. The facilities bear interest at 6 month LIBOR plus 1.65% for the five year facility and 1.45% for the short term facility.

Additional Credit Agreements

On July 2, 2008, the Company entered into a Facility Agreement with Bank Handlowy w Warszawie S.A., which provided for a term loan facility of $40 million. The term loan bears interest at a rate equal to the London Interbank Rate plus a margin of 2.50% per annum. The term loan is guaranteed by the Company, Carey Agri and certain other subsidiaries of the Company and is secured by all of the shares of capital stock of Carey Agri and subsequently will be further secured by shares of capital stock in certain other subsidiaries of the Company.

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

The proceeds from the Convertible Notes were used to fund the cash portion of the acquisition of 85% of the capital stock of the Parliament Group and 75% of the economic interest in the Whitehall Group.

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

On May 23, 2008, the Company and certain of its affiliates entered into, and closed upon, a Share Sale and Purchase Agreement and certain other agreements whereby the Company acquired shares representing 50% minus one vote of the voting power, and 75% of the economic interests in the Whitehall Group. The Whitehall Group is a leading importer of premium spirits and wines in Russia. The aggregate consideration paid by the Company was $200 million, paid in cash at the closing. In addition the Company is to issue approximately 838,000 shares of its common stock and pay €16.05 million payable on the first anniversary of the closing.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

On June 25, 2008, the Company completed a public offering of 3,250,000 shares of common stock, at an offering price to the public of $68.00 per share. In addition, pursuant to the terms of the offering the underwriters exercised their over-allotment option for an additional 325,000 shares. The net proceeds from the offering, including the sale of shares in accordance with the over-allotment option, was $233.8 million, after deducting underwriting discounts and commissions and estimated offering expenses. The majority of the proceeds of the equity offering were used to fund a portion of the Company’s investment in the Russian Alcohol Group.

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

	Six months ended June 30, 2008	Six months ended June 30, 2007
	($ in thousands)
Cash flow from operating activities	$50,154	$20,045
Cash flow from investing activities	$(369,553)	$(140,312)
Cash flow from financing activities	$573,121	$62,961

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Net cash provided by operating activities for the six months ended June 30, 2008 was $50.2 million as compared to $20.0 million for the six months ended June 30, 2007. The primary driver for this change was working capital movements. Working capital movements utilized $11.2 million of cash inflows for the six months ended June 30, 2008 as compared to $1.5 million of cash outflows for the six months ended June 30, 2007. The primary drivers for the change in working capital movements were higher collection of accounts receivables and reduced excise tax payments in 2008 as compared to 2007. In 2007, the Company shipped product earlier into the market than in prior years, thus increasing excise payments in 2007, which provided a cash flow benefit during the first quarter of 2008.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets as well as proceeds from sales of fixed assets. Net cash used in investing activities for the six months ended June 30, 2008 was $369.6 million as compared to $140.3 million for the six months ended June 30, 2007. The primary cash outflows from investing activities for the six months ended June 30, 2008 were the cash consideration and expenses related to the Parliament and Whitehall acquisitions.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash provided by financing activities was $573.1 million for the six months ended June 30, 2008 as compared to $63.0 million for the six months ended June 30, 2007. The primary source of cash from financing activities was the Company’s offering of $310 million of Convertible Secured Notes to fund the Parliament and Whitehall acquisition, which resulted in net proceeds of $304.4 million, and the proceeds from the common equity offering of $233.8 million, which were used to fund the investment in the Russian Alcohol Group, completed in July 2008.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information

Acquisitions – Purchase/Sale Rights

On March 13, 2008, the Company acquired 85% of the share capital of Copecresto Enterprises Limited, a producer and distributor of beverages in Russia, for $180,335,257 in cash and 2,238,806 shares of the Company’s common stock. In addition, on May 23, 2008, the Company’s subsidiary, Polmos Bialystok, closed on its acquisition of 50% minus one vote of the voting power and 75% of the economic interests in the Whitehall Group, a leading importer of premium spirits and wines in Russia, for $200 million in cash and the obligation to issue approximately 838,000 shares of common stock and to make an additional cash payment of €16.05 million on the first anniversary of the acquisition. Finally, on July 9, 2008, the Company closed on its acquisition of approximately 47.5% of the common equity of a Cayman Islands company, referred to as Cayco for approximately $181.5 million in cash, and purchased $103.5 million in subordinated exchangeable loan notes from a subsidiary of Cayco. Lion Capital LLP and affiliates of Goldman Sachs & Co. own the remaining common equity of Cayco, which indirectly own approximately 88.4% of the outstanding equity of the Russian Alcohol Group. The Russian Alcohol Group, also referred to as “RAG,” is the leading vodka producer in Russia. The Company entered into shareholders’ agreements with the other shareholders of Copecresto, Whitehall and RAG, respectively, that include purchase and sale rights relating to the Company’s potential acquisition of the equity interests in these entities that are owned by the other shareholders thereof. The exercise of these rights could affect the Company’s liquidity.

Copecresto Acquisition

Pursuant to the Copecresto shareholders’ agreement, the Company has the right to purchase all (but not less than all) of the shares of Copecresto capital stock held by the other shareholder. The other shareholder has the right to require the Company to purchase any or all of the shares of Copecresto capital stock held by such other shareholder; provided, that such other shareholder may not exercise this right other than in respect of all of the shares of Copecresto capital stock it holds if the amount of Copecresto capital stock subject to such exercise is less than 1% of the total outstanding capital stock of Copecresto.

The Company’s right may be exercised beginning on March 13, 2015 and will terminate on the earliest to occur of (1) the delivery of a notice of default under the shareholders’ agreement, (2) the delivery of a notice of the other shareholder’s exercise of its right in respect of all of the Copecresto capital stock held by such shareholder and (3) the date that is ten years after the date of completion of certain reorganization transactions relating to Copecresto. The other shareholder’s right may be exercised beginning on March 13, 2011 and will terminate on the earliest to occur of (A) the delivery of a notice of default under the shareholders’ agreement, (B) the Company’s exercise of its right and (C) the date that is ten years after the date of completion of certain reorganization transactions relating to Copecresto. The other shareholder also may exercise its right one or more times within the three months following any change in control of the Company or of Bols Sp. z o.o., a subsidiary of the Company.

The aggregate price that the Company would be required to pay in the event either of these rights is exercised will be equal to the product of (x) a fraction, the numerator of which is the total number of shares of capital stock of Copecresto covered by the exercise of the right, and the denominator of which is the total number of shares of capital stock of Copecresto then outstanding, multiplied by (y) the EBITDA of Copecresto from the year immediately preceding the year in which the right is exercised, multiplied by (z) 12, if the right is exercised in 2010 or before, 11, if the right is exercised in 2011, or 10, if the right is exercised in 2012 or later; provided, that in no event will the product of (y) and (z), above, be less than $300,000,000.

Whitehall Acquisition

Pursuant to the Whitehall shareholders’ agreement, Polmos Bialystok has the right to purchase, and the other shareholder has the right to require Polmos Bialystok to purchase, all (but not less than all) of the shares of Whitehall capital stock held by such shareholder. Either of these rights may be exercised at any time, subject, in certain circumstances, to the consent of third parties. The aggregate price that the Company would be required to pay in the event either of these rights is exercised will fall within a range determined based on Whitehall’s EBIT as well as the EBIT of certain related businesses, during two separate periods: (1) the period from January 1, 2008 through the end of the year in which the right is exercised, and (2) the two full financial years immediately preceding the end of the year in which the right is exercised. Subject to certain limited exceptions, the exercise price will be (A) no less than the future value as of the date of exercise of $42.7 million and (B) no more than the future value as of the date of exercise of $99.7 million.

Russian Alcohol Group Acquisition

Pursuant to the RAG shareholders’ agreement, the Company has the right to purchase, and Cayco has the right to require the Company to purchase, all (but not less than all) of the outstanding capital stock of a majority-owned subsidiary of Cayco held by Cayco, which in either case would give the Company indirect control over RAG. These rights may be exercised at various times as set forth in the shareholders’ agreement.

The price the Company would be required to pay in the event either of these rights is exercised will be equal to the adjusted equity value of RAG, determined based on EBITDA multiplied by the product of Cayco’s ownership percentage and 14.05, 13.14, or 12.80, depending on when the right is exercised, less the debt of RAG plus certain adjustments for cash and working capital. That price, however, in the case of the Company’s right, is subject to a floor equal to the total amount invested by Lion Capital in Cayco multiplied by 2.05 or 2.20, depending on when the right is exercised (in either case less any dividends or distributions actually received). RAG has indebtedness in place that, following any exercise of the RAG purchase or sale right described above, would continue to be serviced in accordance with its terms or refinanced or retired. The current amount of such indebtedness is approximately $170 million. In the event that the Company elects to refinance or retire this indebtedness, or acquire the capital stock of Copecresto, Whitehall or Cayco’s subsidiary pursuant to the rights described above, such transactions may be financed through additional sources of debt or equity funding.

Effects of Inflation and Foreign Currency Movements

Inflation in Poland is projected at 4.0% for 2008, compared to actual inflation of 2.5% in 2007.

Substantially all of Company’s operating cash flows and assets are denominated in Polish Zloty, Russian Ruble and Hungarian Forint. This means that the Company is exposed to translation movements both on its balance sheet and income statement. The impact

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Amounts in tables expressed in thousands, except per share information on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the income statement is by the movement of the average exchange rate used to restate the income statement from Polish Zloty and Hungarian Forint to U.S. Dollars. The amounts shown as exchange rate gains or losses on the face of the income statement relate only to realized gains or losses on transactions that are not denominated in Polish Zloty or Hungarian Forint.

As a result of the issuance of the Company’s Senior Secured Notes due 2012 of which €250 million are currently outstanding, we are exposed to foreign exchange movements. Movements in the EUR-Polish Zloty exchange rate will require us to revalue our liability on the Senior Secured Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. Every one percent movement in the EUR-Polish Zloty exchange rate will have an approximate $3.8 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company.

In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of June 30, 2008, the Company had outstanding a hedge contract for a seven year interest rate swap agreement. The swap agreement exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the six month Euribor rate plus a margin.

The average Zloty/Dollar exchange rate used to create our income statement appreciated by approximately 22% as compared to the same period in 2007. The actual period end Zloty/Dollar exchange rate used to create our balance sheet appreciated by approximately 13% as compared to Dec 31, 2007.

The proceeds of our $310 million Senior Convertible Notes have been on-lent to subsidiaries that have the Polish Zloty as the functional currency. Movements in the USD-Polish Zloty exchange rate will require us to revalue our liability on the Senior Convertible Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. Every one percent movement in the USD-Polish Zloty exchange rate will have an approximate $3.0 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company.

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

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations”. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, meaning business combinations in the year ending December 31, 2009 for the Company. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009 and the interim periods within the fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This standard currently does not impact us as we have full controlling interest of all of our subsidiaries, however this standard may impact the treatment of future acquisitions.

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

In May 2008, the FASB issued FSP APB 14-1, which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will impact the accounting associated with our $310.0 million senior convertible notes. This FSP will require us to recognize additional non-cash interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it requires recognizing interest expense in prior periods pursuant to the retrospective accounting treatment. FSP APB 14-1 will become effective beginning in our first quarter of 2009 and is required to be applied retrospectively to all presented periods, as applicable. We are currently evaluating the impact on our financial statements of applying the provisions of FSP APB 14-1.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are conducted primarily in Poland and Russia and our functional currencies are primarily the Polish Zloty and Russian Ruble and the reporting currency is the U.S. Dollar. Our financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, inventories, bank loans, overdraft facilities and long-term debt. All of the monetary assets represented by these financial instruments are located in Poland. Consequently, they are subject to currency translation movements when reporting in U.S. Dollars.

If the U.S. Dollar increases in value against the Polish Zloty or Russian Ruble, the value in U.S. Dollars of assets, liabilities, revenues and expenses originally recorded in Polish Zloty or Russian Ruble will decrease. Conversely, if the U.S. Dollar decreases in value against the Polish Zloty or Russian Ruble, the value in U.S. Dollars of assets, liabilities, revenues and expenses originally recorded in Polish Zloty or Russian Ruble will increase. Thus, increases and decreases in the value of the U.S. Dollar can have a material impact on the value in U.S. Dollars of our non-U.S. Dollar assets, liabilities, revenues and expenses, even if the value of these items has not changed in their original currency.

Our commercial foreign exchange exposure mainly arises from the fact that substantially all of our revenues are denominated in Polish Zloty, our Senior Secured Notes are denominated in Euros and our Senior Convertible Notes are denominated in US Dollars. This debt has been on-lent to the operating subsidiary level in Poland, thus exposing the Company to movements in the EUR/Polish Zloty and USD/Polish Zloty exchange rate. Every one percent movement in the EUR-Polish Zloty exchange rate will have an approximate $3.8 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company. Every one percent movement in the USD-Polish Zloty exchange rate will have an approximate $3.0 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company.

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

In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of June 30, 2008, the Company had outstanding a hedge contract for a seven year interest rate swap agreement hedging 250.2 million EUR of the Senior Secured Notes. The swap agreement exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. Any changes in Euribor will result in a change in the interest expense. Each basis point move in Euribor will result in an increase or a decrease in annual interest expense of €25,020.

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

On May 23, 2008, the Company and Polmos Bialystok S.A., a subsidiary of the Company, entered into, and closed upon, a Share Sale and Purchase Agreement and certain other agreements with Barclays Wealth Trustees (Jersey) Limited, in its capacity as trustee of the First National Trust, and WHL Holdings Limited, pursuant to which Polmos Bialystok acquired from Barclays 3,749 Class A Shares and 5,625 Class B Shares of Peulla Enterprises Limited, a private limited liability company organized under the laws of Cyprus and the parent of WHL Holdings, representing 50% minus one vote of the voting power, and 75% of the economic interests, in Peulla Enterprises. The aggregate consideration paid by the Company was $200 million, paid in cash at the closing. In addition the Company is expected to issue approximately 838,000 shares of its common stock during the third quarter 2008 and pay €16.05 million payable on the first anniversary of the closing.

The cash and share consideration described above was negotiated between the Company and Barclays in connection with the negotiation of the Share Sale and Purchase Agreement. The offering of the share consideration was made only to persons who are “accredited investors” as defined in Rule 501(a)(7) of Regulation D under the Securities Act. The share consideration has not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States in the absence of an effective registration statement or an exemption from the registration requirements of the Securities Act. The Company relied on the exemption from the registration requirements of the Securities Act set forth under Section 4(2) of the Securities Act and Regulation D thereunder.

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 1, 2008. At the meeting, directors were elected and the Company’s selection of independent public auditors for the 2008 fiscal year was ratified.

The votes cast for, against and withheld for each nominee for director were as follows:

Nominees	FOR	AGAINST	WITHHOLD AUTHORITY TO VOTE
William. V Carey	32,500,004	0	893,264
David Bailey	33,154,468	0	238,800
N. Scott Fine	33,258,321	0	134,547
Tony Housh	33,150,105	0	243,463
Bobby Koch	33,153,234	0	240,034
Jan Laskowski	33,138,348	0	254,920
Markus Sieger	32,913,801	0	479,467
Sergey Kupriyanov	33,260,485	0	132,783

The selection of independent public auditors was ratified by a vote of 31,794,312 in favor and 1,438,491 votes against with 140,465 votes abstaining and no broker non-votes.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed with the SEC on May 3, 2006 and incorporated herein by reference).

10.1*	Labor Contract, dated April 1, 2008, between Parliament Distribution and Mr. Sergey Kupriyanov.

10.2*	Facilities Agreement, dated July 2, 2008, among Central European Distribution Corporation, Carey Agri International-Poland Sp. z o.o and certain other subsidiaries of Central European Distribution Corporation, and Bank Handlowy W Warszawie S.A.

31.1.*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)

Date: August 11, 2008	By:	/s/ William V. Carey
William V. Carey
President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ Chris Biedermann
Chris Biedermann
Vice President and Chief Financial Officer