Form 10-Q
period 2008-09-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2008-11-10
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

The number of shares outstanding of each class of the issuer’s common stock as of November 7, 2008:

Common Stock ($.01 par value) 47,302,374

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

Amounts in columns expressed in thousands

(except share information)

	September 30, 2008	December 31, 2007
ASSETS

Current Assets
Cash and cash equivalents	$89,740	$87,867
Accounts receivable, net of allowance for doubtful accounts of $28,363 and $29,277 respectively	313,033	316,277
Inventories	195,853	141,272
Prepaid expenses and other current assets	34,847	16,536
Deferred income taxes	10,085	5,141

Total Current Assets	643,558	567,093

Intangible assets, net	700,726	545,697
Goodwill, net	909,596	577,282
Property, plant and equipment, net	115,623	79,979
Deferred income taxes	10,639	11,407
Equity method investment in affiliates	214,960	—
Subordinated intercompany loans	103,500	—
Other assets	—	710

	2,055,044	1,215,075

Total Assets	$2,698,602	$1,782,168

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Trade accounts payable	$182,621	$172,340
Bank loans and overdraft facilities	218,829	42,785
Income taxes payable	1,498	5,408
Taxes other than income taxes	85,575	101,929
Other accrued liabilities	140,693	71,959
Current portions of obligations under capital leases	2,370	1,759

Total Current Liabilities	631,586	396,180

Long-term debt, less current maturities	70,177	122,952
Long-term obligations under capital leases	3,548	2,708
Long-term obligations under Senior Notes	627,136	344,298
Other long-term accrued liabilities	13,418	—
Deferred income taxes	136,234	100,113

Total Long Term Liabilities	850,513	570,071

Minority interests	21,457	481

Stockholders’ Equity
Common Stock ($0.01 par value, 80,000,000 shares authorized, 46,458,850 and 40,566,096 shares issued at September 30, 2008 and December 31, 2007, respectively)	465	406

Additional paid-in-capital	753,964	429,554

Retained earnings	271,186	205,186
Accumulated other comprehensive income	169,581	180,440
Less Treasury Stock at cost (246,037 shares at September 30, 2008 and December 31, 2007)	(150)	(150)

Total Stockholders’ Equity	1,195,046	815,436

Total Liabilities and Stockholders’ Equity	$2,698,602	$1,782,168

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

Amounts in columns expressed in thousands

(except per share information)

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
PROFIT AND LOSS
Sales	$586,038	$368,910	$1,536,964	$992,056
Excise taxes	(133,597)	(69,311)	(349,601)	(195,607)
Net Sales	452,441	299,599	1,187,363	796,449
Cost of goods sold	336,609	237,892	901,577	632,870

Gross Profit	115,832	61,707	285,786	163,579

Operating expenses	62,992	33,297	164,635	91,104

Operating Income	52,840	28,410	121,151	72,475

Non operating income / (expense), net
Interest (expense), net	(14,417)	(9,337)	(39,242)	(26,291)
Other financial income / (expense), net	(34,730)	(1,110)	6,373	(6,672)
Other non operating income / (expense), net	(423)	1,006	(565)	(1,008)

Income before taxes	3,270	18,969	87,717	38,504

Income tax expense	678	1,943	17,944	5,628

Minority interests	3,018	6	5,762	1,061

Equity in net earnings of affiliates	1,087	—	1,989	—

Net income	$661	$17,020	$66,000	$31,815

Net income per share of common stock, basic	$0.01	$0.42	$1.53	$0.80

Net income per share of common stock, diluted	$0.01	$0.42	$1.50	$0.79

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (UNAUDITED)

Amounts in columns expressed in thousands

(except per share information)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income	Total
	Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2007	40,566	$406	246	$(150)	$429,554	$205,186	$180,440	$815,436

Net income for 2008	—	—	—	—	—	66,000	—	66,000

Foreign currency translation adjustment	—	—	—	—	—	—	(10,859)	(10,859)

Comprehensive income for 2008	—	—	—	—	—	66,000	(10,859)	55,141

Common stock issued in public placement	3,575	36	—	—	233,809	—	—	233,845

Common stock issued in connection with options	79	1	—	—	4,091	—	—	4,092

Common stock issued in connection with acquisitions	2,239	22	—	—	86,510	—	—	86,532

Balance at September 30, 2008	46,459	$465	246	$(150)	$753,964	$271,186	$169,581	$1,195,046

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

Amounts in columns expressed in thousands

	Nine months ended September 30,
	2008	2007
CASH FLOW
Operating Activities
Net income	$66,000	$31,815
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	11,586	7,292
Deferred income taxes	(6,051)	(9,355)
Minority interests	5,762	1,061
Unrealized foreign exchange (gains) / losses	(1,212)	(4,414)
Cost of debt extinguishment	1,156	11,869
Stock options expense	2,798	1,424
Equity income in affiliates	(1,989)	—
Other non cash items	(1,290)	1,290
Changes in operating assets and liabilities:
Accounts receivable	45,352	46,427
Inventories	(24,784)	(6,213)
Prepayments and other current assets	10,922	6,297
Trade accounts payable	(20,113)	(35,667)
Other accrued liabilities and payables	(41,473)	(21,508)

Net Cash provided by Operating Activities	46,664	30,318

Investing Activities
Investment in fixed assets	(15,717)	(22,342)
Proceeds from the disposal of fixed assets	7,628	2,647
Purchase of financial assets	(103,500)	—
Refundable purchase price related to Botapol acquisition	—	5,000
Acquisitions of subsidiaries, net of cash acquired	(547,575)	(141,000)

Net Cash used in Investing Activities	(659,164)	(155,695)

Financing Activities
Borrowings on bank loans and overdraft facility	95,219	132,524
Borrowings on long-term bank loans	43,192	—
Payment of bank loans and overdraft facility	(31,935)	(25,207)
Payment of long-term borrowings	—	(7)
Payment of Senior Secured Notes	(20,197)	(95,440)
Movements in capital leases payable	1,408	329
Issuance of shares in public placement	233,845	42,355
Net Borrowings on Convertible Senior Notes	304,403	—
Options exercised	1,293	1,117

Net Cash provided by Financing Activities	627,228	55,671

Currency effect on brought forward cash balances	(12,855)	7,706
Net Increase / (Decrease) in Cash	1,873	(62,000)
Cash and cash equivalents at beginning of period	87,867	159,362

Cash and cash equivalents at end of period	$89,740	$97,362

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$86,532	$1,693

Supplemental disclosures of cash flow information
Interest paid	$40,161	$37,676
Income tax paid	$13,354	$13,817

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (“CEDC”), a Delaware corporation, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. The Company is Central Europe’s largest integrated spirit beverages business. The Company is the largest vodka producer by value and volume in Poland and produces the Absolwent, Zubrowka, Bols and Soplica brands, among others. The Company currently exports its products to many markets around the world. In addition, it produces and distributes Royal Vodka, the number one selling vodka in Hungary. The Company is the leading distributor and the leading importer of spirits, wine and beer in Poland and Hungary. In March 2008, the Company continued its expansion plans in the region by purchasing an 85% stake in Copecresto Enterprises Limited, which owns the leading premium vodka brand in Russia, Parliament Vodka. In May 2008, the Company also acquired a 75% economic stake in the Whitehall Group of companies in Russia, which is one of the leading importers of premium wines and spirits in Russia. In July 2008, the Company closed a strategic investment in the Russian Alcohol Group (“Russian Alcohol”) providing the Company with an effective indirect equity stake of approximately 42% in Russian Alcohol.

2.	BASIS OF PRESENTATION

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our Company consolidates all entities that we control by ownership of a majority voting interest except for the Whitehall Group in which the Company controls 49.9% of voting interest. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

On May 23, 2008, the Company and certain of its affiliates, entered into, and closed upon, a Share Sale and Purchase Agreement and certain other agreements whereby the Company acquired shares representing 50% minus one vote of the voting power, and 75% of the economic interests, in the Whitehall Group (“the Whitehall Acquisition”). The Whitehall Group is a leading importer of premium spirits and wines in Russia. The aggregate consideration paid by the Company was $200 million, paid in cash at the closing. In addition, on October 21, 2008 the Company issued to the seller 843,524 shares of its common stock, par value $0.01 per share. The Company is still expected to pay €16.05 million payable on the first anniversary of the closing. Furthermore, if the average daily closing price of the Company’s common stock during the 20 trading day period ending on the date that is six months after the closing date (the “Average Market Price”) is less than $51.32 (a per share valuation based on an averaging formula agreed upon among the parties)(the “Minimum Share Price”), the Company will be required to make an additional cash payment in an amount equal to the difference between the Minimum Share Price and the Average Market Price multiplied by the 843,524 shares of common stock issued by the Company as part of the consideration. Finally, if, during the 90 day period following the six-month anniversary of the closing date, the seller sells any of the 843,524 shares of Company common stock issued as part of the consideration for an average sales price per share that is less than the Minimum Share Price, the Company will be required to make an additional cash payment in an amount equal to the difference between the Minimum Share Price and the average sales price per share multiplied by the number of shares of Company common stock sold.

The Company has consolidated the Whitehall Group as a business combination as of May 23, 2008, on the basis that the Whitehall Group is a Variable Interest Entity and the Company has been assessed as being the primary beneficiary. Included within the Whitehall Group is a 50/50 joint venture with Möet Henessy. This joint venture is accounted for using the equity method and is recorded on the face of the balance sheet in investments with minority interest initially recorded at fair value on the face of the balance sheet. The current term of the joint venture is until June 2013 at which point the Whitehall Group will have the option to acquire the remaining shares of the entity.

On July 9, 2008, the Company closed a strategic investment in the Russian Alcohol Group (“Russian Alcohol”) through an equity investment of $181.5 million in Russian Alcohol which provided the Company with an effective indirect stake of approximately 42% in Russian Alcohol. This transaction is in connection with Lion Capital LLP’s acquisition of a controlling stake in Russian Alcohol. In addition to the equity investment, CEDC purchased $103.5 million of exchangeable notes which bear interest at 8.3% and can be fully exchanged into additional shares of Russian Alcohol starting in 2010. Our agreements governing this investment include put and call options to acquire an indirect controlling interest in Russian Alcohol starting in 2010 based on the prior year EBITDA.

The fair value of the net assets acquired in connection with the 2008 Parliament and Whitehall group acquisitions as of the acquisition date are:

	Parliament Group	Whitehall Group	Total Acquisitions
ASSETS

Cash and cash equivalents	2,862	3,240	6,102
Accounts receivable	3,441	21,107	24,548
Inventory	1,602	27,905	29,507
Other current assets	6,120	19,565	25,685
Equipment	24,631	2,054	26,685
Intangibles, including Trademarks	144,835	6,006	150,841
Investments	—	52,050	52,050

Total Assets	$183,491	$131,927	$315,418

LIABILITIES

Trade payables	4,587	19,370	23,957
Borrowings	44	18,818	18,862
Other short term liabilities	4,389	7,409	11,798
Deferred tax	34,759	2,514	37,273

Total Liabilities	$43,779	$48,111	$91,890

Minority interests	6,302	7,488	13,790

Net identifiable assets and liabilities	133,410	76,328	209,738

Goodwill on acquisition	136,858	200,207	337,065

Consideration paid, satisfied in cash	168,735	203,442	372,177
Consideration paid, satisfied in shares	86,533	—	86,533
Deferred consideration	15,000	73,093	88,093

Cash (acquired)	$2,862	$3,240	$6,102

Net Cash Outflow	$165,873	$200,202	$366,075

The Company has adjusted its purchase price allocation calculation by capitalization of customer contracts in Whitehall Group which resulted in an increase of $6.0 million which trued up deferred tax and other accruals of $20.7 million.

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

The Company is in the process of completing its valuations and calculation its purchase price adjustments related to the acquisition in Russian Alcohol Group, which are expected to be quantified by March 31, 2009.

4.	EXCHANGABLE CONVERTIBLE NOTES

On July 9, 2008, the Company closed a strategic investment in the Russian Alcohol Group (“Russian Alcohol”) and in addition to the equity investment, CEDC purchased exchangeable notes from Lion/Rally Lux 3 (“Lion Lux”), a Luxembourg Company and indirect subsidiary of a Cayman Islands Company (“Cayco”) that served as the investment vehicle.

The Notes rank pari passu with the other unsecured obligations of Lion Lux, represent a direct and unsecured obligation of Lion Lux and are structurally subordinated to indebtedness of subsidiaries of Lion Lux, including Pasalba Limited (“Pasalba”), a company incorporated under the laws of the Republic of Cyprus that made the investment. The Notes have a principal amount of $103.5 million and accrue interest at a rate of 8.3% per annum, which interest may, at Lion Lux’s option, be paid in kind with additional Notes.

Lion Lux will be required to redeem the Notes at their principal amount, together with any accrued but unpaid interest, on the date that is ten years and six months after the closing of the investment (the “Maturity Date”). Upon a change in control of Cayco or its majority-owned subsidiary (“Cayco Sub”) that occurs when no Exchange Right (as defined below) has been exercised, the Company will be permitted to request that Lion Lux redeem any Notes in respect of which such Exchange Right has not been exercised, at their principal amount plus accrued and unpaid interest thereon. Furthermore, Lion Lux will be permitted to redeem any Note at any time after the expiration of the Company’s right to purchase all of the outstanding capital stock of Cayco Sub held by Cayco (the “Call Option”) under the Shareholders’ Agreement governing the investment, subject to the Exchange Right.

Each holder of Notes has the right to require Cayco to purchase its Notes in exchange for the issue by Cayco of additional shares of Cayco stock (the “Exchange Right”). Holders of Notes will be permitted to exercise the Exchange Right only one time during certain 45-day periods in each of 2010 (the “2010 Period”), 2011 (the “2011 Period”) and, if the Call Option is extended into 2012 pursuant to its terms, 2012 (the “2012 Period”); provided, that in the event the Call Option or Cayco’s right to require the Company to purchase all of the outstanding capital stock of Cayco Sub held by Cayco (the “Put Option”) is exercised during any such period, holders will be required to exercise the Exchange Right within 10 business days after notice of the exercise of the Call Option or Put Option. The Exchange Right may also be exercised in the event of an initial public offering. The Exchange Right will expire one day after the end of the 2012 Period.

The number of additional shares of Cayco stock that will be issued in connection with any exercise of an Exchange Right will be calculated as a function of, among other things, the number of shares of Cayco stock then outstanding, the number of shares of Cayco Sub stock then outstanding, the number of shares of Cayco Sub stock then held by Cayco, the principal and accrued interest of the Notes pursuant to which the Exchange Right was exercised, and the equity value of Pasalba and its subsidiaries based on (1) if the Exchange Right is exercised during the 2010 Period, Pasalba’s and its subsidiaries’ 2009 EBITDA multiplied by 13.0, (2) if the Exchange Right is exercised during the 2011 Period, Pasalba’s and its subsidiaries’ 2010 EBITDA multiplied by 12.5, or (3) if the Exchange Right is exercised during the 2012 Period, Pasalba’s and its subsidiaries’ 2011 EBITDA multiplied by 12.0 and, in each such case, subject to further adjustment for debt, cash and working capital. The maximum percentage which such newly issued Cayco shares will represent in the share capital of Cayco, on a look-through basis, following their issue will be equal to that percentage of Cayco shares (being approximately 19%, 21% and 23% in respect of the 2010 Period, 2011 Period and 2012 Period, respectively) (the “Notional Shares”), which the Notional Shares would represent on the date of exchange if the relevant holder had not subscribed for the Note but had instead subscribed for the Notional Shares on the date of the Exchangeable Note Instrument.

Lion Lux is prohibited from paying dividends or making other distributions to its shareholders without the consent of the holders of Notes representing two thirds in nominal value of the Notes outstanding, other than in connection with repayment of loan notes issued by the parent of Lion Lux to the sellers of Russian Alcohol. In addition, the holders of Notes representing two thirds in nominal value of the Notes outstanding have certain approval rights relating to certain matters, including, but not limited to, (i) the incurring of any indebtedness by Lion Lux which is either senior to the Notes or secured, and (ii) any acquisition by Cayco or any subsidiary of Cayco with consideration payable in excess of $50 million. Holders of Notes are permitted to transfer Notes to any person, subject to certain exceptions and a right of first refusal which will be granted to an affiliate of Lion.

5.	INTANGIBLE ASSETS OTHER THAN GOODWILL

The major components of intangible assets are:

	September 30, 2008	December 31, 2007
Non-amortizable intangible assets:
Trademarks	$693,390	$543,123
Total	693,390	543,123
Amortizable intangible assets:
Trademarks	$6,953	$6,754
Customer relationships	8,003	1,913
Less accumulated amortization	(7,620)	(6,093)
Total	7,336	2,574

Total intangible assets	$700,726	$545,697

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

6.	COMPREHENSIVE INCOME/(LOSS)

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

As of September 30, 2008, the Polish Zloty exchange rate used to translate the balance sheet strengthened by approximately 2.9% as compared to the exchange rate as of December 31, 2007, and as a result a comprehensive income was recognized. Additionally, translation gains and losses with respect to long-term subordinated inter-company loans with the parent company are charged to other comprehensive income. No deferred tax benefit has been recorded on the comprehensive income/(loss) in regard to the long-term inter-company transactions with the parent company, as the repayment of any equity investment is not anticipated in the foreseeable future.

7.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic:
Net income	$661	$17,020	$66,000	$31,815

Weighted average shares of common stock outstanding	46,205	40,124	43,154	39,755
Basic earnings per share	$0.01	$0.42	$1.53	$0.80

Diluted:
Net income	$661	$17,020	$66,000	$31,815

Weighted average shares of common stock outstanding	46,205	40,124	43,154	39,755
Net effect of dilutive employee stock options based on the treasury stock method	785	690	784	535
Totals	46,990	40,814	43,938	40,290
Diluted earnings per share	$0.01	$0.42	$1.50	$0.79

Employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during the three and nine months periods ended September 30, 2008 and 2007. In addition there is no adjustment to fully diluted shares related to the Convertible Senior Notes as the average market price was below the conversion price for the period.

8.	BORROWINGS

Bank Facilities

As of September 30, 2008, $48.5 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

As of September 30, 2008, the Company had utilized approximately $101.3 million of a multipurpose credit line agreement in connection with the 2007 tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company. The indebtedness under the credit line agreement matures on March 31, 2009.

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

On July 2, 2008, the Company entered into a Facility Agreement with Bank Handlowy w Warszawie S.A., which provided for a term loan facility of $40 million. The term loan matures on July 4, 2011 and is guaranteed by CEDC, Carey Agri and certain other subsidiaries of the Company and is secured by all of the shares of capital stock of Carey Agri and subsequently will be further secured by shares of capital stock in certain other subsidiaries of CEDC.

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

During the nine months ending September 30, 2008, the Company purchased €13.8 million of outstanding Senior Secured Notes back on the open market and retired €9.8 million as of September 30, 2008.

As of September 30, 2008 and December 31, 2007, the Company had accrued interest included in other accrued liabilities of $5.0 million and $15.8 million respectively related to the Senior Secured Notes, with the next coupon due for payment on January 25, 2009. Total obligations under the Senior Secured Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method and fair value adjustments from the application of hedge accounting as shown in the table below:

	September 30, 2008	December 31, 2007
Senior Secured Notes	$359,871	$381,689
Fair value bond mark to market	(24,172)	(28,204)
Unamortized portion of closed hedges	(739)	(858)
Unamortized issuance costs	(7,008)	(8,329)
Value of Senior Secured Notes bought back but not retired	(5,752)	—

Total	$322,200	$344,298

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

As of September 30, 2008 the Company had accrued interest included in other accrued liabilities of $0.39 million related to the Convertible Senior Notes, with the next coupon due for payment on March 15, 2009. Total obligations under the Convertible Senior Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	September 30, 2008	December 31, 2007
Convertible Senior Notes	$310,000	$—
Unamortized issuance costs	(5,064)	—

Total	$304,936	$—

Total borrowings as disclosed in the financial statements are:

	September 30, 2008	December 31, 2007
Short term bank loans and overdraft facilities for working capital	$117,563	$42,785
Short term bank loans for share tender	101,266	—

Total short term bank loans and utilized overdraft facilities	218,829	42,785

Long term bank loans for share tender	—	122,952
Long term obligations under Senior Secured Notes	322,200	344,298
Long term obligations under Convertible Senior Notes	304,936
Other total long term debt, less current maturities	70,177	—

Total debt	$916,142	$510,035

September 30, 2008

Principal repayments for the following years
2008	$5,876
2009	212,938
2010	—
2011	40,000
2012 and beyond	657,328

Total	$916,142

9.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	September 30, 2008	December 31, 2007
Raw materials and supplies	$25,462	$19,051
In-process inventories	2,307	2,479
Finished goods and goods for resale	168,084	119,742

Total	$195,853	$141,272

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

10.	INCOME TAXES

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

11.	STOCKHOLDERS EQUITY

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

12.	OPERATING SEGMENTS

As a result of the Company’s expansion into new geographic areas, namely Russia, the Company has implemented a segmental approach to the business based upon geographic locations. As such the Company operates in three primary segments: Poland, Russia and Hungary.

	Segment Net Revenues
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Segment
Poland	$356,065	$290,594	$1,003,189	$773,137
Russia	84,948	—	154,521	—
Hungary	11,428	9,005	29,653	23,312

Total Net Sales	$452,441	$299,599	$1,187,363	$796,449

	Operating Profit
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Segment
Poland	$32,601	$27,969	$86,266	$72,582
Russia	20,540	—	36,489	—
Hungary	2,362	1,746	5,172	4,128
Corporate Overhead

General corporate overhead	(1,543)	(826)	(3,978)	(2,809)
Option Expense	(1,120)	(479)	(2,798)	(1,426)

Total Operating Profit	$52,840	$28,410	$121,151	$72,475

	Indentifiable Operating Assets
	September 30, 2008	December 31, 2007
Segment
Poland	$1,910,772	$1,735,620
Russia	742,997	0
Hungary	37,078	39,320
Corporate	7,755	7,228

Total Identifiable Assets	$2,698,602	$1,782,168

	Goodwill
	September 30, 2008	December 31, 2007

Segment
Poland	$585,872	$568,726
Russia	314,915	0
Hungary	8,809	8,556
Corporate	0	0

Total Goodwill	$909,596	$577,283

13.	INTEREST INCOME / (EXPENSE)

For the three and nine months ended September 30, 2008 and 2007 respectively, the following items are included in Interest income / (expense):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest income	$3,243	$1,245	$6,871	$4,024
Interest expense	(17,660)	(10,582)	(46,113)	(30,315)

Total interest (expense), net	$(14,417)	$(9,337)	$(39,242)	$(26,291)

14.	OTHER FINANCIAL INCOME / (EXPENSE)

For the three and nine months ended September 30, 2008 and 2007, the following items are included in Other Financial Income / (Expense):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Foreign exchange impact related to acquisition financing	$(49,190)	$(1,106)	$(9,232)	$5,066
Foreign exchange impact related to Long term Notes receivable	13,006	—	13,006	—
Cost of bank guarantee for tender	—	—	—	(349)
Premium for early debt retirement	—	—	—	(6,940)
Write-off of hedge associated with retired debt	—	—	(305)	(2,757)
Write-off of financing costs associated with retired debt	—	—	(851)	(2,167)
Other gains / (losses)	1,454	(4)	3,755	475

Total other financial income / (expense), net	$(34,730)	$(1,110)	$6,373	$(6,672)

15.	FINANCIAL INSTRUMENTS

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

In September 2005, the Company entered into a coupon swap arrangement which exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. The hedge is accounted for as a fair value hedge according to SFAS 133 and is tested for effectiveness on a quarterly basis using the long haul method. Under this method, as long as the hedge is deemed highly effective both the fair value of the hedge and the hedge item are marked to market with the net impact recorded as gain or loss in the income statement. For the nine months ended September 30, 2008, the company recorded a net gain of $403,200. In September 2005, the Company entered into a second hedge that exchanged the variable Euro coupon with a variable Polish Zloty coupon (CIRS). However, due to the continued strength of the Polish economy and currency the Company closed this swap contract. The hedge did not qualify for hedge accounting and therefore the changes in fair value were reflected in the results of operations.

In March 2008, a portion of the IRS hedge related to the repurchased Senior Secured Notes was closed and written off, and a new hedging relationship was created with the hedge match one for one the remaining outstanding Senior Secured Notes.

In February 2007 and December 2006, a portion of the IRS hedge was closed and a new hedging relationship was created. The mark to market valuation of the closed hedges at the time was frozen and is being amortized over the remaining useful life of the hedged item. The hedge closure in December 2006 was related to the part of the Senior Secured Notes repurchased in January 2007. Consequently, the amount was written off in January 2007 following the repurchase. As of September 30, 2008, there is an unamortized asset of $0.7 million recorded as an adjustment to the valuation of the Senior Secured Notes.

16.	FAIR VALUE MEASUREMENTS

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

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. At September 30, 2008, we have no material financial assets or liabilities carried at fair value using significant level 1 or level 2 inputs and the only instruments we value using level 3 inputs are currency swap agreements as follows:

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

The fair value of these instruments as at September 30, 2008, was a $24.2 million liability, which represented a $4.0 million decrease from the $28.2 million liability as at December 31, 2007 and was recognized as a gain in the consolidated statement of operations. This gain, however, was offset by the fair value revaluation of the Senior Secured Notes.

17.	STOCK OPTION PLANS AND RESTRICTED STOCK AWARDS

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

A summary of the Company’s stock option and restricted stock units activity, and related information for the nine months ended September 30, 2008 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2008	1,253,037	$22.02
Granted	165,875	$55.21
Exercised	(11,763)	$16.33
Forfeited	(8,362)	$25.87

Outstanding at March 31, 2008	1,398,787	$35.12
Exercisable at March 31, 2008	966,512	$19.69

Outstanding at March 31, 2008	1,398,787	$35.12
Granted	68,500	$60.92
Exercised	(51,436)	$16.94
Forfeited

Outstanding at June 30, 2008	1,415,851	$28.00
Exercisable at June 30, 2008	915,074	$19.84

Outstanding at June 30, 2008	1,415,851	$28.00
Exercised	(15,150)	$14.80
Forfeited	(3,000)	$19.04

Outstanding at September 30, 2008	1,397,701	$28.16
Exercisable at September 30, 2008	915,675	$20.43

Nonvested restricted stock units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2008	35,830	$34.73
Granted	3,000	$58.08
Vested	—	$—
Forfeited	(490)	$34.51

Nonvested at March 31, 2008	38,340	$36.56

Nonvested at March 31, 2008	38,340	$36.56
Granted	8,363	$65.33
Vested	(600)	$34.51
Forfeited	(600)	$46.30

Nonvested at June 30, 2008	45,503	$41.74

Nonvested at June 30, 2008	45,503	$41.74
Granted	23,779	$73.92
Vested	—	$—
Forfeited	(1,500)	$34.51

Nonvested at September 30, 2008	67,782	$53.20

During 2008, the range of exercise prices for outstanding options was $1.13 to $60.92. During 2008, the weighted average remaining contractual life of options outstanding was 5.6 years. Exercise prices for options exercisable as of September 30, 2008 ranged from $1.13 to $44.15. The Company has also granted 23,779 restricted stock units to its employees at an average price of $73.92.

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of September 30, 2008, the Company has not changed the terms of any outstanding awards.

During the nine months ended September 30, 2008, the Company recognized compensation cost of $2.79 million and a related deferred tax asset of $0.57 million.

As of September 30, 2008, there was $5.9 million of total unrecognized compensation cost related to non-vested stock options and restricted stock units granted under the Plan. The costs are expected to be recognized over a weighted average period of 32 months through 2008-2011.

Total cash received from exercise of options during the nine months ended September 30, 2008 amounted to $1.3 million.

For the nine month period ended September 30, 2008, the compensation expense related to all options was calculated based on the fair value of each option grant using the binomial distribution model. The Company has never paid cash dividends and does not currently have plans to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on average of implied and historical volatility projected over the remaining term of the options. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	2008	2007
Fair Value	$18.16	$10.03
Dividend Yield	0%	0%
Expected Volatility	34.1% -38.5%	30.5 -38.4%
Weighted Average Volatility	37.5%	37.1%
Risk Free Interest Rate	1.5% -3.2%	4.7 -5.1%
Expected Life of Options from Grant	3.2	3.2

18.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

As part of the Share Purchase Agreement related to the October 2005 Polmos Bialystok Acquisition, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish Zloty during the five years after the acquisition was consummated. As of September 30, 2008, the Company had invested 60.3 million Polish Zloty (approximately $25.5 million) in Polmos Bialystok.

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

The Whitehall Acquisition purchase agreement includes an agreement that if the average daily closing price of the Company’s common stock during the 20-trading day period ending on the date that is six months after the closing date (the “Average Market Price”) is less than $51.32 (a per share valuation based on an averaging formula agreed upon among the parties) (the “Minimum Share Price”), the Company will be required to pay the Seller an amount equal to the difference between the Minimum Share Price and the Average Market Price per share multiplied by the 843,524 shares of common stock issued by the Company as part of the consideration. If during the 90-day period following the six-month anniversary of the closing date, the Seller sells any of the common stock included in the consideration for an average sales price per share that is less than the Minimum Share Price, the Company will be required to pay the Trustee an amount equal to the difference between the Minimum Share Price and the average sales price per share multiplied by the number of shares of Company common stock sold by the Seller. CEDC’s aggregate liability under the price guarantee set forth shall be limited to an amount in U.S. Dollars representing the 843,524 shares of common stock multiplied by the Minimum Share Price less the amount representing the aggregate number of CEDC Shares actually sold by Seller multiplied by the average sales price.

As part of the Whitehall Acquisition, the Company entered into a shareholders’ agreement with the other shareholder pursuant to which the Company has the right to purchase, and the other shareholder has the right to require the Company to purchase, all (but not less than all) of the shares of Whitehall capital stock held by such shareholder. Either of these rights may be exercised at any time, subject, in certain circumstances, to the consent of third parties. The aggregate price that the Company would be required to pay in the event either of these rights is exercised will fall within a range, determined based on Whitehall’s EBIT as well as the EBIT of certain related businesses, during two separate periods: (1) the period from January 1, 2008 through the end of the year in which the right is exercised, and (2) the two full financial years immediately preceding the end of the year in which the right is exercised. Subject to certain limited exceptions, the exercise price will be (A) no less than the future value as of the date of exercise of $42.7 million, and (B) no more than the future value as of the date of exercise of $99.7 million. CEDC’s aggregate liability under the price guarantee set forth shall be limited to an amount in U.S. Dollars representing the 843,524 shares of common stock multiplied by the Minimum Share Price less the amount representing the aggregate number of CEDC shares actually sold by Seller multiplied by the average sales price.

On July 9, 2008, the Company completed its strategic investment in Russian Alcohol Group and (1) paid $181.5 million for approximately 47.5% of the common equity of a newly formed Cayman Islands company (“Cayco”) which indirectly acquired all of the outstanding equity of Russian Alcohol Group (the “Acquisition”), and (2) purchased $103.5 million in subordinated exchangeable loan notes (the “Notes”) issued by a subsidiary of Cayco and exchangeable into equity of Cayco. Pursuant to the shareholders’ agreement entered into in connection with this strategic investment, the Company has the right to purchase, and Cayco has the right to require the Company to purchase, all (but not less than all) of the outstanding capital stock of a majority-owned subsidiary of Cayco (“Cayco Sub”) held by Cayco, which in either case would give the Company indirect control over Russian Alcohol Group.

The Company’s right is exercisable during two 45-day periods, the first commencing on the later of (1) the date that the audited 2009 Operating Group accounts are approved by Cayco Sub and (2) the date on which all earnout payments that are payable in connection with the Acquisition have been paid (the “2010 Period”), and the second commencing on the date that the audited 2010 Operating Group accounts are approved by Cayco Sub (the “2011 Period”). The Company’s right may be extended after the end of the 2011 Period in a limited circumstance to a period commencing on the date that the audited 2011 Operating Group accounts are approved by Cayco Sub (the “2012 Period”). If the Company exercises its right, Cayco will be obligated to exercise its drag-along rights under the shareholders agreement governing Cayco Sub to cause the transfer to the Company, on the same terms, the remaining capital stock of Cayco Sub not held by Cayco. Cayco’s right will be exercisable during the 2010 Period and the 2011 Period and will expire one day after the end of the 2011 Period, and will be extended if the Company’s right is extended to the 2012 Period.

The price the Company would be required to pay in the event either of these rights is exercised will be equal to the adjusted equity value of Russian Alcohol Group, determined based on EBITDA multiplied by the product of Cayco’s ownership percentage and 14.05, 13.14, or 12.80, depending on when the right is exercised, less the debt of Russian Alcohol Group plus certain adjustments for cash and working capital. That price, however, in the case of the Company’s right, is subject to a floor equal to the total amount invested by the other party in Cayco multiplied by 2.05 or 2.20, depending on when the right is exercised (in either case less any dividends or distributions actually received). Russian Alcohol Group has indebtedness in place that, following any exercise of the Company’s or Cayco’s rights described above, would continue to be serviced in accordance with its terms or refinanced or retired. The current amount of such indebtedness is approximately $170 million. In the event that the Company elects to refinance or retire this indebtedness, or acquire the capital stock of Copecresto, Whitehall or Cayco Sub pursuant to the rights described above, such transactions may be financed through additional sources of debt or equity funding.

19.	RELATED PARTY TRANSACTION

In January of 2005, the Company entered into a rental agreement for a facility located in northern Poland, which is 33% owned by the Company’s Chief Operating Officer. The monthly rent to be paid by the Company for this location is approximately $16,300 per month and relates to facilities to be shared by two subsidiaries of the Company.

During the nine months of 2008, the Company made sales to a restaurant which is partially owned by the Chief Executive Officer of the Company. All sales were made on normal commercial terms, and total sales for the nine months ended September 30, 2008 and 2007 were approximately $56,100 and $86,000.

20.	SUBSEQUENT EVENTS

In connection with the Company’s investment in the Whitehall Group and pursuant to terms of the Share Sale and Purchase Agreement governing the investment, on October 21, 2008 the Company issued 843,524 shares of its common stock to the seller.

21.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which the Company will adopt on January 1, 2009. SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51) and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the accounting for future ownership changes with respect to those subsidiaries. The most significant impact of the standard, at adoption, will be to retrospectively reclassify our minority interests ($21 million at September 30, 2008) from a liability to a separate component of stockholders equity and to retrospectively reclassify income from minority interests from a component of net income to income attributable to the parent company ($3 million for the nine months ended September 30, 2008) which will be presented below net income. All other components of SFAS 160 will be applied prospectively.

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

In March 2008, we closed our acquisition of 85% of the capital stock of the Parliament Group in Russia which owns various alcoholic beverage production and distribution assets, including the Parliament vodka brand. Parliament vodka is a top selling premium vodka brand in Russia. Parliament is expected to reach sales of over 3 million 9 liter cases in 2008. Parliament provides us our first platform in Russia where we can not only grow the Parliament brand domestically, but also add import brands into the mix, thereby leveraging the existing structure to take advantage of the premiumization of alcohol consumption taking place in the Russian market. In May 2008, we closed our acquisition of a 75% economic stake in the Whitehall Group in Russia which is a leading importer of premium spirits in Russia. In July 2008, we completed a strategic investment in the Russian Alcohol Group (“Russian Alcohol”) providing the Company with an initial stake of approximately 42% in Russian Alcohol, which we account for as an equity investment.

Results of Operations:

Three months ended September 30, 2008 compared to three months ended September 30, 2007

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

PROFIT AND LOSS

	Three months ended
	September 30, 2008	September 30, 2007
PROFIT AND LOSS
Sales	$586,038	$368,910
Excise taxes	(133,597)	(69,311)
Net Sales	452,441	299,599
Cost of goods sold	336,609	237,892

Gross Profit	115,832	61,707

Operating expenses	62,992	33,297

Operating Income	52,840	28,410

Non operating income / (expense), net
Interest (expense), net	(14,417)	(9,337)
Other financial income / (expense), net	(34,730)	(1,110)
Other non operating income / (expense), net	(423)	1,006

Income before taxes	3,270	18,969

Income tax expense	678	1,943
Minority interests	3,018	6
Equity in net earnings of affiliates	1,087	—

Net income	$661	$17,020

Net income per share of common stock, basic	$0.01	$0.42

Net income per share of common stock, diluted	$0.01	$0.42

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and exclusive imports and value added tax. Total net sales increased by approximately 51.0%, or $152.8 million, from $299.6 million for the three months ended September 30, 2007 to $452.4 million for the three months ended September 30, 2008. This increase in sales is due to the following factors:

Net Sales for three months ended September 30, 2007	$299,599
Increase from acquisitions	92,794
Existing business sales growth	19,073
Excise tax reduction	(35,636)
Impact of foreign exchange rates	76,611

Net sales for three months ended September 30, 2008	$452,441

Factors impacting our existing business sales for the three months ending September 30, 2008 include the growth of our key vodka brands, with Bols Vodka, our flagship premium vodka and Soplica, growing by 15% and 13% in volume terms respectively as compared to the three months ending September 30, 2007. Sales of our exclusive import brands in U.S. Dollars grew by 36% in value terms for the three months ending September 30, 2008 as compared to the same period in 2007.

As of January 2008, sales of products which we produce at Polmos Bialystok and Bols to certain key accounts were moved from our distribution companies to the producer, Polmos Bialystok and Bols in order to reduce distribution costs. When a sale is reported directly from a producer, excise tax is eliminated from net sales and when a sale is made from a distribution company the sales are recorded gross with excise tax. Therefore the movement of the sales contracts from a distributor to the producer reduces the amount of net sales reported through the elimination of excise tax and also increases gross profit as a percent of sales. The impact of this sales reduction for the three months ended September 30, 2008 was $35.6 million.

Based upon average exchange rates for the three months ended September 30, 2008 and September 30, 2007, the Polish Zloty appreciated by approximately 20%. This resulted in an increase of $76.6 million of sales in U.S. Dollar terms.

As a result of our recent acquisitions in Russia, we have moved to a segmental approach to our business split by our primary geographic locations of operations, Poland, Russia and Hungary. Included in the sales growth from acquisitions of $92.8 million was $84.9 million of sales related to the newly acquired Russian businesses of Parliament and Whitehall, which is reflected in our Russian Segment in the below table.

	Segment Net Revenues
	Three months ended September 30,
	2008	2007
Segment
Poland	$356,065	$290,594
Russia	84,948	—
Hungary	11,428	9,005

Total Net Sales	$452,441	$299,599

Gross Profit

Total gross profit increased by approximately 87.7%, or $54.1 million, to $115.8 million for the three months ended September 30, 2008, from $61.7 million for the three months ended September 30, 2007, reflecting sales growth for the factors noted above in the three months ended September 30, 2008. Gross margin increased from 20.6% of net sales for the three months ended September 30, 2007 to 25.6% of net sales for the three months ended September 30, 2008. The primary factor resulting in the improved margin was the inclusion of the newly acquired businesses in Russia, Parliament and Whitehall, which, as producers and importers, operate on a higher gross profit margin than the Polish business, which is more significantly impacted by lower margin distribution operations. Margins were further improved from lower spirit pricing for the three months ended September 30, 2008 as well as the growth of the exclusive import brands.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Operating expenses as a percent of sales increased from 11.1% for the three months ended September 30, 2007 to 13.9% for the three months ended September 30, 2008. Total operating expenses as a percent of sales however decreased from 14.5% for the three months ended June 30, 2008 due to the impact of volume leverage on the cost base. Total operating expenses increased by approximately 89.2%, or $29.7 million, from $33.3 million for the three months ended September 30, 2007 to $63.0 million for the three months ended September 30, 2008. Approximately $7.6 million of this increase resulted primarily from the effects of the acquisition of Parliament in March 2008, approximately $9.3 million of this increase resulted from the effects of the acquisition of the Whitehall Group, approximately $1.1 million of this increase resulted from the effects of the acquisition of PHS in July 2007 and the remainder of the increase resulted primarily from the growth of the business and the impact of foreign exchange expenses as detailed below.

Operating expenses for three months ended September 30, 2007	$33,297
Increase from acquisitions	17,965
Increase from existing business growth	2,941
Impact of foreign exchange rates	8,789

Operating expenses for three months ended September 30, 2008	$62,992

The table below sets forth the items of operating expenses.

	Three Months Ended September 30,
	2008	2007
	($ in thousands)
S,G&A	$48,927	$26,713
Marketing.	10,732	4,727
Depreciation and amortization	3,333	1,857

Total operating expense	$62,992	$33,297

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A increased by approximately 83.1%, or $22.2 million, from $26.7 million for the three months ended September 30, 2007 to $48.9 million for the three months ended September 30, 2008. Approximately $13.6 million of this increase resulted primarily from the effects of the acquisitions discussed above and the remainder of the increase resulted primarily from the growth of the business and the appreciation of the Polish Zloty against the U.S. Dollar. As a percent of sales, S,G&A has increased from 8.9% of net sales for the three months ended September 30, 2007 to 10.8% of net sales for the three months ended September 30, 2008.

Depreciation and amortization increased by approximately 73.7%, or $ 1.4 million, from $1.9 million for the three months ended September 30, 2007 to $3.3 million for the three months ended September 30, 2008. This increase resulted primarily from our existing business growth and the acquisition of Parliament and Whitehall.

Operating Income

Total operating income increased by approximately 85.9%, or $24.4 million, from $28.4 million for the three months ended September 30, 2007 to $52.8 million for the three months ended September 30, 2008. This increase resulted primarily from the factors described under “Net Sales” above. The table below summarizes the segmental split of operating profit.

	Operating Profit
	Three months ended September 30,
	2008	2007
Segment
Poland	$32,601	$27,969
Russia	20,540	—
Hungary	2,362	1,746
Corporate Overhead
General corporate overhead	(1,543)	(826)
Option Expense	(1,120)	(479)

Total Operating Profit	$52,840	$28,410

Non Operating Income and Expenses

Total interest expense increased by approximately 54.8%, or $5.1 million, from $9.3 million for the three months ended September 30, 2007 to $14.4 million for the three months ended September 30, 2008. This increase resulted from a combination of additional borrowings to finance the investment in Russian Alcohol Group in July 2008 and increased interest rates in 2008 as compared to 2007.

The Company recognized $34.7 million of unrealized foreign exchange rate loss in the three months ended September 30, 2008, primarily related to the impact of movements in exchange rates on our USD and EUR denominated acquisition financing, as compared to $1.1 million for the three months ended September 30, 2007.

Income Tax

Our effective tax rate for the three months ending September 30, 2008 was 20.7%, which is driven by the blended statutory tax rates rate of 19% in Poland and 24% in Russia.

Minority Interests and Equity in Net Earnings

Minority interest for the three months ending September 30, 2008 relates primarily to the minority stake of 25% in Whitehall Group and 15% stake in Parliament.

Equity in net earnings for the three months ending September 30, 2008 include CEDC’s proportional share of net income from its investments accounted for under the equity method. This includes $2.7 million of income from the investment in the MHWH J.V. and $1.6 million of losses from the investment in the Russian Alcohol Group. Included in the results of the Russian Alcohol Group were non cash foreign exchange losses related to the revaluation of debt instruments denominated in U.S. Dollars. Excluding the impact of this foreign exchange revaluation the contribution of the Russian Alcohol Group to equity earnings would be $8.8 million.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Nine months ended
	September 30, 2008	September 30, 2007
Sales	$1,536,964	$992,056
Excise taxes	(349,601)	(195,607)
Net Sales	1,187,363	796,449
Cost of goods sold	901,577	632,870

Gross Profit	285,786	163,579

Operating expenses	164,635	91,104

Operating Income	121,151	72,475

Non operating income / (expense), net
Interest (expense), net	(39,242)	(26,291)
Other financial income, net	6,373	(6,672)
Other non operating income / (expense), net	(565)	(1,008)

Income before taxes	87,717	38,504

Income tax expense	17,944	5,628
Minority interests	5,762	1,061
Equity in net earnings of affiliates	1,989	—

Net income	$66,000	$31,815

Net income per share of common stock, basic	$1.53	$0.80

Net income per share of common stock, diluted	$1.50	$0.79

Net Sales

Total net sales increased by approximately 49.1%, or $391.0 million, from $796.4 million for the nine months ended September 30, 2007 to $1,187.4 million for the nine months ended September 30, 2008. This increase in sales is due to the following factors:

Net Sales for nine months ended September 30, 2007	$796,449
Increase from acquisitions	207,419
Existing business sales growth	50,450
Excise tax reduction	(79,218)
Impact of foreign exchange rates	212,263

Net sales for nine months ended September 30, 2008	$1,187,363

Factors impacting our existing business sales for the nine months ending September 30, 2008 include the growth of our key vodka brands, with Bols Vodka, our flagship premium vodka, growing by 15% in volume terms as compared to the nine months ending September 30, 2007. Sales of our exclusive import brands in U.S Dollars grew by 40% in value terms for the nine months ending September 30, 2008 as compared to the same period in 2007.

As of January 2008, sales of products which we produce at Polmos Bialystok and Bols to certain key accounts were moved from our distribution companies to the producer, Polmos Bialystok and Bols in order to reduce distribution costs. When a sale is reported directly from a producer, excise tax is eliminated from net sales and when a sale is made from a distribution company the sales are recorded gross with excise tax. Therefore the movement of the sales contracts from a distributor to the producer reduces the amount of net sales reported through the elimination of excise tax and also increases gross profit as a percent of sales. The impact of this sales reduction for the nine months ended September 30, 2008 was $79.2 million.

Based upon average exchange rates for the nine months ended September 30, 2008 and 2007, the Polish Zloty appreciated by approximately 21%. This resulted in an increase of $212.3 million of sales in U.S. Dollar terms.

As a result of our recent acquisitions in Russia, we have moved to a segmental approach to our business split by our primary geographic locations of operations, Poland, Russia and Hungary. Included in the sales growth from acquisitions of $207.4 million was $154.5 million of sales related to the newly acquired Russian businesses of Parliament and Whitehall, which is reflected in our Russian Segment in the below table.

	Segment Net Revenues
	Nine months ended September 30,
	2008	2007
Segment
Poland	$1,003,189	$773,137
Russia	$154,521	—
Hungary	$29,653	$23,312

Total Net Sales	$1,187,363	$796,449

Gross Profit

Total gross profit increased by approximately 74.7%, or $122.2 million, to $285.8 million for the nine months ended September 30, 2008, from $163.6 million for the nine months ended September 30, 2007, reflecting sales growth for the factors noted above in the nine months ended September 30, 2008. Gross margin increased from 20.5% of net sales for the nine months ended September 30, 2007 to 24.1% of net sales for the nine months ended September 30, 2008. Factors impacting our margins include improved sales mix, lower spirit costs, the impact of excise tax as described above as well as the consolidation of Parliament and Whitehall from the first quarter and second quarter of 2008 respectively. Parliament and Whitehall which, as producer and importer, operate on a higher gross profit margin than the Polish business, which is more heavily impacted by lower margin distribution operations. Margins were further improved from lower spirit pricing for the nine months ended September 30, 2008 as well as the growth of the exclusive import brands.

Operating Expenses

Total operating expenses increased by approximately 80.7%, or $73.5 million, from $91.1 million for the nine months ended September 30, 2007 to $164.6 million for the nine months ended September 30, 2008. Approximately $20.6 million of this increase resulted from the effects of the acquisition of Parliament in March 2008, approximately $12.9 million of this increase resulted from the effects of the acquisition of the Whitehall Group, approximately $5.5 million of this increase resulted from the effects of the acquisition of PHS and the remainder of the increase resulted primarily from the growth of the business and the impact of foreign exchange expenses as detailed below.

Operating expenses for nine months ended September 30, 2007	$91,104
Increase from acquisitions	38,992
Increase from existing business growth	9,080
Impact of foreign exchange rates	25,459

Operating expenses for nine months ended September 30, 2008	$164,635

The table below sets forth the items of operating expenses.

	Nine Months Ended September 30,
	2008	2007
	($ in thousands)
S,G&A	$126,792	$74,275
Marketing.	29,395	11,442
Depreciation and amortization	8,448	5,387

Total operating expense	$164,635	$91,104

S,G&A increased by approximately 70.7%, or $52.5 million, from $74.3 million for the nine months ended September 30, 2007 to $126.8 million for the nine months ended September 30, 2008. Approximately $33.8 million of this increase resulted primarily from the effects of the acquisitions discussed above and the remainder of the increase resulted primarily from the growth of the business and the appreciation of the Polish Zloty against the U.S. Dollar. As a percent of sales, S,G&A has increased from 9.3% of net sales for the nine months ended September 30, 2007 to 10.7% of net sales for the nine months ended September 30, 2008.

Depreciation and amortization increased by approximately 55.6%, or $ 3.0 million, from $5.4 million for the nine months ended September 30, 2007 to $8.4 million for the nine months ended September 30, 2008. This increase resulted primarily from our existing business growth and the acquisitions of Parliament and Whitehall.

Operating Income

Total operating income increased by approximately 67.2%, or $48.7 million, from $72.5 million for the nine months ended September 30, 2007 to $121.2 million for the nine months ended September 30, 2008. This increase resulted primarily from the factors described under “Net Sales” above. The table below summarizes the segmental split of operating profit.

	Operating Profit
	Nine months ended September 30,
	2008	2007
Segment
Poland	$86,266	$72,582
Russia	36,489	—
Hungary	5,172	4,128
Corporate Overhead
General corporate overhead	(3,978)	(2,809)
Option Expense	(2,798)	(1,426)

Total Operating Profit	$121,151	$72,475

Income Tax

Our effective tax rate for the nine months ending September 30, 2008 was 20.5%, which is the driven by the blended statutory tax rates rate of 19% in Poland and 24% in Russia

Minority Interests and Equity in Net Earnings

Minority interest for the nine months ending September 30, 2008 relates mainly to minority stake of 25% in Whitehall Group and 15% stake in Parliament.

Equity in net earnings for the nine months ending September 30, 2008 include CEDC’s proportional share of net income from its investments accounted for under the equity method. This includes $3.6 million of income from the investment in the MHWH J.V. and $1.6 million of losses from the investment in the Russian Alcohol Group. Included in the results of the Russian Alcohol Group were non cash foreign exchange losses related to the revaluation of debt instruments denominated in U.S. Dollars. Excluding the impact of this foreign exchange revaluation the contribution of the Russian Alcohol Group to equity earnings would be $8.8 million.

Non Operating Income and Expenses

Total interest expense increased by approximately 49.0%, or $12.9 million, from $26.3 million for the nine months ended September 30, 2007 to $39.2 million for the nine months ended September 30, 2008. This increase resulted from a combination of additional borrowings to finance the purchase of Polmos Bialystok shares completed in June 2007, the issuance of our Convertible Senior Notes to finance the Parliament acquisition and the Whitehall acquisition and increased interest rates in 2008 as compared to 2007.

The Company recognized $6.4 million of unrealized foreign exchange rate gain in the nine months ended September 30, 2008, related to the impact of movements in exchange rates on our Senior Secured and Senior Convertible Notes, as these borrowings have been lent down to entities that have the Polish Zloty as the functional currency, as compared to $6.7 million of losses for the nine months ended September 30, 2007.

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

Financing Arrangements

Existing Credit Facilities

As of September 30, 2008, $48.5 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

As of September 30, 2008, the Company had utilized approximately $101.3 million of a multipurpose credit line agreement in connection with the 2007 tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company. The indebtedness under the credit line agreement matures on March 31, 2009.

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

On July 2, 2008, the Company entered into a Facility Agreement with Bank Handlowy w Warszawie S.A., which provided for a term loan facility of $40 million. The term loan matures on July 4, 2011 and is guaranteed by CEDC, Carey Agri and certain other subsidiaries of the Company and is secured by all of the shares of capital stock of Carey Agri and subsequently will be further secured by shares of capital stock in certain other subsidiaries of CEDC.

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

During the nine months ending September 30, 2008, the Company purchased €13.8 million of its outstanding Senior Secured Notes back on the open market and retired €9.8 million as of September 30, 2008.

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

On May 23, 2008, the Company and certain of its affiliates entered into, and closed upon, a Share Sale and Purchase Agreement and certain other agreements whereby the Company acquired shares representing 50% minus one vote of the voting power, and 75% of the economic interests in the Whitehall Group. The Whitehall Group is a leading importer of premium spirits and wines in Russia. The aggregate consideration paid by the Company was $200 million, paid in cash at the closing. In addition, on October 21, 2008 the Company issued 843,524 shares of its common stock and still expects to pay €16.05 million on the first anniversary of the closing.

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

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
	($ in thousands)
Cash flow from operating activities	$46,664	$30,318
Cash flow from investing activities	$(659,164)	$(155,695)
Cash flow from financing activities	$627,228	$55,671

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Net cash provided by operating activities for the nine months ended September 30, 2008 was $46.7 million as compared to $30.3 million for the nine months ended September 30, 2007. The primary drivers for the change were overall growth in the business partially offset by higher working capital needs. Working capital movements utilized $30.1 million of cash outflows for the nine months ended September 30, 2008 as compared to $10.7 million of cash outflows for the nine months ended September 30, 2007. The primary driver for the increased working capital utilization was driven by the overall growth of the business as well as the Parliament acquisition. The entities acquired in Russia as part of the Parliament acquisition were newly formed legal entities with no receivables, inventory and accounts payable balances as of acquisition date. Therefore approximately $20 million was funded into the business during the 9 months ending September 30, 2008 in order to build up a normalized working capital base.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets as well as proceeds from sales of fixed assets. Net cash used in investing activities for the nine months ended September 30, 2008 was $659.2 million as compared to $155.7 million for the nine months ended September 30, 2007. The primary cash outflows from investing activities for the nine months ended September 30, 2008 were the cash consideration and expenses related to the Parliament, Whitehall and Russian Alcohol Group acquisitions and the acquisition of $103.5 million in subordinated exchangeable notes in connection with the investment in Russian Alcohol Group.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash provided by financing activities was $627.2 million for the nine months ended September 30, 2008 as compared to $55.7 million for the nine months ended September 30, 2007. The primary source of cash from financing activities was the Company’s offering of $310 million of Convertible Secured Notes to fund the Parliament and Whitehall acquisition, which resulted in net proceeds of $304.4 million, and the proceeds from the common equity offering of $233.8 million, which were used to fund the investment in the Russian Alcohol Group, completed in July 2008.

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

Acquisitions – Purchase/Sale Rights

On March 13, 2008, the Company acquired 85% of the share capital of Copecresto Enterprises Limited, a producer and distributor of beverages in Russia, for $180,335,257 in cash and 2,238,806 shares of the Company’s common stock. In addition, on May 23, 2008, the Company’s subsidiary, Polmos Bialystok, closed on its acquisition of 50% minus one vote of the voting power and 75% of the economic interests in the Whitehall Group, a leading importer of premium spirits and wines in Russia, for $200 million in cash and the obligation to issue approximately 838,000 shares of common stock and to make an additional cash payment of €16.05 million on the first anniversary of the acquisition. Finally, on July 9, 2008, the Company closed on its acquisition of approximately 47.5% of the common equity of a Cayman Islands company, referred to as Cayco, for approximately $181.5 million in cash, and purchased $103.5 million in subordinated exchangeable loan notes from a subsidiary of Cayco. Lion Capital LLP and affiliates of Goldman Sachs & Co. own the remaining common equity of Cayco, which indirectly own approximately 88.4% of the outstanding equity of the Russian Alcohol Group. The Russian Alcohol Group, also referred to as “RAG,” is the leading vodka producer in Russia. The Company entered into shareholders’ agreements with the other shareholders of Copecresto, Whitehall and RAG, respectively, that include purchase and sale rights relating to the Company’s potential acquisition of the equity interests in these entities that are owned by the other shareholders thereof. The exercise of these rights could affect the Company’s liquidity.

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

Furthermore, if the average daily closing price of the Company’s common stock during the 20 trading day period ending on the date that is six months after the closing date (the “Average Market Price”) is less than $51.32 (a per share valuation based on an averaging formula agreed upon among the parties) (the “Minimum Share Price”), the Company will be required to make an additional cash payment in an amount equal to the difference between the Minimum Share Price and the Average Market Price multiplied by the 843,524 shares of common stock issued by the Company as part of the consideration. Finally, if, during the 90 day period following the six-month anniversary of the closing date, the seller sells any of the 843,524 shares of Company common stock issued as part of the consideration for an average sales price per share that is less than the Minimum Share Price, the Company will be required to make an additional cash payment in an amount equal to the difference between the Minimum Share Price and the average sales price per share multiplied by the number of shares of Company common stock sold.

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

As a result of the issuance of the Company’s Senior Secured Notes due 2012 of which €250 million are currently outstanding, we are exposed to foreign exchange movements. Movements in the EUR-Polish Zloty exchange rate will require us to revalue our liability on the Senior Secured Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. Every one percent movement in the EUR-Polish Zloty exchange rate will have an approximate $3.7 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company.

In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of September 30, 2008, the Company had outstanding a hedge contract for a seven year interest rate swap agreement. The swap agreement exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the six month Euribor rate plus a margin.

The average Zloty/Dollar exchange rate for nine month period ending September 30 used to create our income statement appreciated by approximately 21% as compared to the same period in 2007. The actual period end Zloty/Dollar exchange rate used to create our balance sheet appreciated by approximately 2.9% as compared to December 31, 2007.

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

The Company has consolidated the Whitehall Group as a business combination, on the basis that the Whitehall Group is a Variable Interest Entity in accordance with FIN 46R, Consolidation of Variable Interest Entities and the Company has been assessed as being the primary beneficiary.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which the Company will adopt on January 1, 2009. SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51) and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the accounting for future ownership changes with respect to those subsidiaries. The most significant impact of the standard, at adoption, will be to retrospectively reclassify our minority interests ($21 million at September 30, 2008) from a liability to a separate component of stockholders equity and to retrospectively reclassify income from minority interests from a component of net income to income attributable to the parent company ($3million for the nine months ended September 30, 2008) which will be presented below net income. All other components of SFAS 160 will be applied prospectively.

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

Our commercial foreign exchange exposure mainly arises from the fact that substantially all of our revenues are denominated in Polish Zloty, our Senior Secured Notes are denominated in Euros and our Senior Convertible Notes are denominated in US Dollars. This debt has been on-lent to the operating subsidiary level in Poland, thus exposing the Company to movements in the EUR/Polish Zloty and USD/Polish Zloty exchange rate. Every one percent movement in the EUR-Polish Zloty exchange rate will have an approximate $3.7 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company. Every one percent movement in the USD-Polish Zloty exchange rate will have an approximate $3.0 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company.

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

In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of September 30, 2008, the Company had outstanding a hedge contract for a seven year interest rate swap agreement hedging 250.2 million EUR of the Senior Secured Notes. The swap agreement exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. Any changes in Euribor will result in a change in the interest expense. Each basis point move in Euribor will result in an increase or a decrease in annual interest expense of €25,020.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)

Date: November 10, 2008	By:	/s/ William V. Carey
William V. Carey
President and Chief Executive Officer

Date: November 10, 2008	By:	/s/ Chris Biedermann
Chris Biedermann
Vice President and Chief Financial Officer