Form 10-K
period 2008-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2009-03-02
CIK 1046880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2008, was approximately $797,718,384.30 (based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market)

As of February 25, 2009, the registrant had 49,444,874 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of stockholders to be held on April 30, 2009 are incorporated by reference into Part III.

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

•	statements about the level of the Company’s costs and operating expenses relative to its revenues, and about the expected composition of its revenues;

•	statements about the Company’s consummation and integration of its acquisitions, including future acquisitions the Company may make;

•	information about the impact of Polish, Hungarian and Russian regulations on the Company’s business;

•	other statements about the Company’s plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

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

Central European Distribution Corporation (“CEDC”), a Delaware corporation incorporated on September 4, 1997, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. We are Central and Eastern Europe’s largest integrated spirit beverages business with our primary operations in Poland, Hungary and Russia. In Poland, we are the largest vodka producer by value and volume and produce the Absolwent, Zubrówka, Bols and Soplica brands, among others. In Russia, we produce and sell one of the leading vodkas in the premium segment, Parliament Vodka. Through our investment in the Russian Alcohol Group, referred to as RAG, we also produce and sell the number one selling vodka in Russia, Green Mark, a mainstream brand. In addition, we produce and distribute Royal Vodka, the number one selling vodka in Hungary. We also currently export our products to many markets around the world.

We are also the leading distributor of alcoholic beverages in Poland and a leading importer of spirits, wine and beer in Poland, Russia and Hungary. We currently import to those countries on an exclusive basis many leading brands of spirits and wine, including internationally recognized brands.

The production, sales and distribution of alcoholic beverages is typically a seasonal business. The fourth quarter is typically the busiest quarter and the first quarter is typically the least busy quarter. For the 12 months ending December 31, 2008, we realized almost 28% of our sales and 39% of our operating profit during the fourth quarter, as compared to 19% of sales and 13% of operating profit during the first quarter of 2008. We do not believe we are dependant on any customer in our sales activities.

In addition, measures of our revenue and long-lived assets, broken down by geographic region, can be found in Note 25 to our consolidated financial statements. and measures of net revenues, operating profit and operating assets broken down by business segment in Note 21 to our consolidated financial statements.

Our Competitive Strengths as a Group

Strong portfolio and distribution leverage in Poland—We are the largest vodka producer by value and volume in Poland. In 2008, the companies in our group produced and sold approximately 30.1 million nine-liter cases of vodka in the four main vodka segments in Poland: top—premium, premium, mainstream and economy. We have a leading import portfolio of premium wines and spirits which, together with our vodka brands, is run through our distribution network: the largest next-day delivery service in Poland. We currently import on an exclusive basis many leading brands of spirits, wine from over 40 producers and 5 brands of beer, including internationally recognized brands such as Corona, Budvar, Guinness, Carlo Rossi Wines, Concha y Toro wines, Metaxa Brandy, Rémy Martin Cognac, Guinness, Sutter Home wines, Grant’s Whisky, Jagermeister, E&J Gallo wines, Jim Beam Bourbon, Sierra Tequila, Teacher’s Whisky, Campari, Cinzano, Skyy Vodka and Old Smuggler.

We believe that being both the largest producer of domestic vodkas and a leading importer of premium wines, beer and spirits provides us with strong portfolio leverage and bargaining power to develop sales in the Polish market, including large retail chains and on-premise accounts. Additionally, our own distribution infrastructure provides us with the distribution leverage to serve independent retailers, which still represent the majority of spirit and wine sales in Poland.

Solid platform for further expansion in the fragmented Russian spirit market—Through our Parliament acquisition, and our investment in Russian Alcohol Group, we have become the largest vodka producer in Russia. Both Parliament and RAG have strong brand equity in their leading vodka brands as they are leaders in their respective categories. These brands are backed by a sales force of over 1,800 that are in the market place every day ensuring that our brands are at the forefront of the market. Parliament accomplishes this with a sales force of over 300. RAG accomplishes this with a sales force of over 1,500 employees that is separated into Exclusive Sales Teams . The Exclusive Sales Teams work within each designated wholesaler that they are assigned to cover, meaning that, day in and day out, a RAG sales person is monitoring and promoting our brands in each of the major wholesaler accounts throughout Russia. We believe this structure gives us a great advantage over our competitors who do not have such a dynamic sales system. We believe our sales structure will continue to prove effective in gaining market share especially in the next few years of expected market consolidation.

Attractive platform for international spirit companies to market and sell products in Poland, Russia and Hungary—Our existing import and distribution platforms (whether direct in Poland or indirect in Hungary and Russia) and our proven sales and marketing infrastructure in Poland, Russia and Hungary provide us with an opportunity to continue to expand our import portfolio. We believe we are well-placed financially and structurally to service the needs of existing and other international alcoholic beverage companies that wish to sell their products in these markets by taking advantage of our sales and marketing infrastructure, as Gallo Wines has recently done by signing an exclusive agency contract with us to import their Carlo Rossi wines into Russia. We have had Carlo Rossi wine as an exclusive agency brand in Poland over the last two years and, during that time, Carlo Rossi has become the number one selling wine in Poland both in value and volume terms.

Attractive market dynamics—We believe that a combination of factors make Poland and Russia attractive markets for well-positioned companies involved in the alcoholic beverages industry.

•

Poland and Russia have historically been large markets for vodka consumption. Poland and Russia rank as the fourth largest and largest markets of vodka in the world, respectively, by volume, where vodka accounts for over 90% of all spirits consumed in both markets. In Poland, we believe, based on industry statistics and our own experience, that approximately 60-65% of vodka sales are still made through the so-called “traditional trade,” which consists primarily of smaller stores, usually owned and operated by independent entrepreneurs, and local supermarkets. The traditional trade provides our primary source of sales, which we serve through our nation-wide next day distribution platform. In Russia, our large, dedicated sales force especially our Exclusive Sales Teams, gives us a competitive advantage over our competitors in a fragmented wholesaler environment.

•

As consumers in Poland and Russia demand a wider range of alcoholic beverages from mainstream to super premium in wine and spirits both domestically produced and imported, we are well-positioned to meet the demand with number one selling brands by value and volume in the domestic vodka mainstream and sub-premium categories. Unlike many of our competitors, we believe we are well-positioned to meet that demand with the combination of our market-leading domestically produced products and our exclusive import products which provide top quality and the right value proposition to meet the changing economic times.

Professional and experienced management team—Our management team has significant experience in the alcoholic beverage industry in Poland and has increased profitability and implemented effective internal control over financial reporting. William Carey, our chairman, chief executive officer and president, was one of our founders and has been a key contributor to the growth and success of our business since its inception. Our Chief Operating Officer, Evangelos Evangelou, has been with our company since 1998 and has been instrumental in leading our acquisition strategy and integration program both in Poland and Russia. Christopher Biedermann, our Chief Financial Officer, has been with the company since 2005 and has built and oversees a strong team of business analysts and internal control experts both in Poland and Russia.

Recent Acquisitions

On March 11, 2008, the Company and certain of its affiliates acquired from White Horse Intervest Limited, a British Virgin Islands Company, and certain of White Horse’s affiliates, 85% of the share capital of Copecresto Enterprises Limited, a Cypriot company. Copecresto owns various alcoholic beverage production and distribution assets in Russia, including the Parliament vodka brand, which is a top selling premium vodka brand in Russia.

On May 23, 2008, the Company and certain of its affiliates acquired shares representing 50% minus one vote of the voting power, and 75% of the economic interests, in the Whitehall Group. The Whitehall Group is a leading importer of premium spirits and wines in Russia.

On July 9, 2008, the Company closed a strategic investment in RAG through an equity investment which provided the Company with an effective indirect stake of approximately 42% in RAG. This transaction is in connection with Lion Capital LLP’s acquisition of a controlling stake in RAG. RAG is the largest vodka producer in Russia and produces leading vodka brands such as Green Mark, which is the number one vodka brand in Russia, and Zhuravli, a top selling premium vodka brand behind CEDC’s Parliament.

Industry Overview

Poland

The total net value of the alcoholic beverage market in Poland was estimated to be approximately $6 to $8 billion in 2008. Total sales value of alcoholic beverages at current prices increased by approximately 5-8% from December 2007 to December 2008. The increase was the result of increased sales value of all main groups of alcoholic products, for which we estimate the following growth: beer (by approximately 2%), spirit products (by approximately 6-8%) and wine (by approximately 10-12%). Beer and vodka account for approximately 91% of the value of sales of all alcoholic beverages.

The alcoholic beverage distribution industry in Poland is competitive. We compete primarily with other distributors and indirectly with hypermarkets. We compete with various regional distributors in all regions where our distribution centers and satellite branches are located. Competition with these regional distributors is greatest with respect to domestic vodka brands. We address this regional competition, in part through offering our customers competitive pricing, reliable service and in-store promotions of our own brands, which we believe gives us an advantage over our competitors. In addition, we have over 16 years of sales experience in establishing and developing relationships with our clients throughout Poland.

The number of hypermarkets (which have been the primary threat to alcoholic beverage distributors in Western Europe because they purchase directly from suppliers) has recently stabilized in Poland. However, various socio-economic factors also work against the hypermarkets, such as smaller average living spaces which limit consumers’ ability to buy in bulk. In addition, there has been on-going legislation that has restricted hypermarkets’ growth in order to protect smaller stores. For these reasons, we expect growth of hypermarkets to be flat in the coming years. We also expect the growth of discount stores to continue based on the same aforementioned trends in the market place.

Spirits

The production of spirits in Poland is also competitive. We compete primarily with eight other major spirit producers in Poland, some of which are privately-owned while others are still state-owned. The spirit market in Poland is dominated by the vodka market. The vodka market is broken down into four main segments: Top Premium (imported products represent 95% of segment), Premium, Mainstream and Economy. We produce vodka in all four segments and have our largest market share in the mainstream segment. Though vodka brands compete against each other from segment to segment, the most competition is found within each segment. As we have a presence in each category and have four of the top ten best selling vodka brands in Poland, and as we have approximately a 29% market share measured by value, we are in a good position to compete effectively in all four segments.

Domestic vodka consumption dominates the Polish spirits market with over 96% market share, as Poland is the fourth largest market in the world for the consumption of vodka and one of the top 25 markets for total alcohol consumption worldwide. The Polish vodka market is divided into four segments based on quality and price(*):

•	Top premium and imported vodkas, with such brands as Finlandia, Absolut, Bols Excellent, Chopin, and Królewska;

•	Premium segment, with such brands as Bols Vodka, Sobieski, Wyborowa, Smirnoff, Maximus, and Palace Vodka;

•	Mainstream segment, with such brands as Absolwent, Batory, Zlota Gorzka, Luksusowa, Soplica, Zubrówka, Zoladkowa Gorzka, Polska; and

•	Economy segment, with such brands as Starogardzka, Krakowska, Boss, Niagara, Czysta Slaska, Prezydent, Z Czerwona Kartka, and Ludowa.

(*)	Brands in bold face type are produced by us.

In terms of value, the top premium and imported segment accounts for approximately 6% of total sales volume of vodka, while the premium segment accounts for approximately 20% of total sales volume. The mainstream segment, which is the largest, now represents 47% of total sales volume. Sales in the economy segment have declined such that the economy segment currently represents 28% of total sales volume.

Wine

The Polish wine market, which grew to an estimated 95.6 million liters in 2008, is represented primarily by two categories: table wines, which account for 3.6% of the total alcohol market, and sparkling wines, which account for 1% of the total alcohol market. As Poland has almost no local wine production, the wine market has traditionally been dominated by imports, with lower priced Bulgarian wines representing the bulk of sales. However, over the last three years, sales of new world wines from regions such as the United States, Chile, Argentina and Australia have seen rapid growth. In 2008, it is estimated that sales of wine from these regions grew by 28% in value as compared to a decrease in sales of wine in value from Bulgaria of 4% in value. Also in 2008, our exclusive agency brand, Carlo Rossi, became the number one selling wine in Poland in value and volume terms replacing wines from old Warsaw Pact nations.

We believe that consumer preference is trending towards higher priced table wines. The best selling wines in Poland previously retailed for under $3 per bottle. Currently, the best selling wines retail in the $3 to $6 range. As the price point for wine stabilizes in the short term, we believe we are in a good position to take advantage of this trend as our import wine portfolio has a concentration in the $3 to $9 retail price range.

Beer

Poland is the fourth largest beer market in Europe and has been growing since 1993. Sales of beer account for 51.2% of the total sales value of alcoholic beverages in Poland. Consumption grew approximately 1.7% during 2008 to reach approximately 35.1 million hectoliters. As a result, beer consumption in Poland has reached average European Union levels of approximately 96 liters per capita per annum in 2008. Therefore, we anticipate that future growth in the beer market is likely to slow to approximately 1% to 2% per year in the next few years or even decrease 3% to 4% depending on the weather in summer months.

Three major international producers, Heineken, SAB Miller and Carlsberg, control 88% of the market through their local brands. Imported brands represent less than 2.5% of the total beer market in Poland.

Russia

Russia, with its official production of approximately 1.21 billion liters in 2008, is by far the largest vodka market worldwide, leaving its competitors behind in terms of volume. The Russian vodka market is fragmented, with the top 5 producers having a combined market share of approximately 37% in 2008 and the top eleven producers only having a market share of approximately 52%. These numbers are up from 2007 when the top 5 producers had approximately only a 28% market share and the top eleven producers had approximately a 45% market share. Further sector consolidation has been ongoing in recent years, with the potential to continue in the near term. The number of vodka producers on the market has halved over the last five years, and the number of licensed vodka and other spirits manufacturers has dropped from 351 in 2006 to 275 in 2007 and to 240 in 2008. The Russian vodka market is well protected from foreign competition and imports, mainly due to efficient mass production, limited advertising and high logistics costs, making it difficult to compete with local producers.

The competitive landscape in Russia has seen a consolidation over the last few years, and we expect this consolidation to continue in 2009. During the last year, our market share grew by value approximately 33% over 2007 results. Synergy, one of our competitors, also gained market share in 2008 albeit at a slower rate. However, according to Rosstat and Business Analytica, many of our competitors, including the Veda Group, the SPI Group, Gross, Cristall and Tatspritprom substantially lost market share in the same period.

We believe we are well-positioned to continue to gain market share in 2009 as we have the leading brands by volume and value in the mainstream and sub-premium categories, we have dedicated Exclusive Sales Teams in place, we have experienced management not only at the corporate level but also at the operating level and although the credit environment remains difficult in the region and throughout the world, we believe we are well-financed compared to our competitors. In addition, the Russian government has put in place very restrictive policies on the advertising of spirits. We believe these policies make it difficult for any competitor to buy market share by out-spending its rivals.

Spirits

Vodka consumption dominates the Russian spirits market with over 95% market share. In terms of value, the super-premium segment accounts for approximately 0.5% of total sales volume of vodka, while the sub and premium segment accounts for approximately 8% of total sales volume. The mainstream and middle-price segment, which is the largest, now represents 64% of total sales volume. Sales in the economy segment have declined such that the economy segment currently represents 28% of total sales volume.

Vodka represented 95% of the total Russian spirits market in 2008. It is estimated that the Russian market for vodka in value will continue to grow in value by over 7% per annum from 2007 to 2012, although it is also estimated that total volume in Russia may decline in 2009 and 2010. We believe this will be primarily driven by premiumization among Russian consumers. Over the next few years, we believe that some consumers will move between the premium sector and the mainstream sector. Therefore, companies like ours that have leading brands in the mainstream and premium categories are in a good position for solid growth and to capture additional market share in the next few years. We have not yet seen, nor do we expect to see in 2009, a dramatic shift to the economy sector. As noted above, the Russian vodka market is also quite fragmented, with the top five producers having only a 35% market share in 2008 as compared to a 78% market share in Poland. We believe that the Russian market will experience trends similar to those experienced in the Polish market and will continue to see further consolidation of the market as the retail infrastructure further consolidates and develops.

Wine

According to market data, Russia has relatively low wine consumption per capita (about 8 liters per year). It is expected to grow at an 8.6% compound annual growth rate during the period 2007- 2012. The Russian wine market is recovering after the crisis in 2006 caused by the introduction of the Unified State Automated Information System (USAIS/EGAIS) and bans on imports of wines from Georgia and Moldova. Renaissance Capital estimates that, the Russian wine market has grown by 10% in 2008 and will grow at an 8.1% compound annual growth rate in volume terms during the period 2007- 2012, and even more in value terms.

Currently the fastest growing category in the Russian wine market is sparkling wine. In 2008, sparkling wine sales grew 12% by volume and 22% by value terms, according to Euromonitor. Despite the fact that domestic wines prevail on the market, the share of imported higher quality wines is constantly growing. We believe we can benefit in the future from the growing Russian wine market through the import and distribution of high-margin wines and the addition of new wines to our import and distribution portfolio in Russia. We have recently signed with Gallo to import on an exclusive basis Gallo’s Carlo Rossi wine selection. Through our Whitehall subsidiary, we import wines from Constellation, Concho Toro and LVMH as well as others.

Hungary

Spirits

The Hungarian spirit market is dominated mainly by bitters and brown spirits. Currently, the most popular spirit drinks are Jägermeister, Royal Vodka, Kalinka vodka, Unicom, Metaxa and Johnnie Walker. The current significant trends in the Hungarian spirit market are the overall decrease in total spirit consumption and a pronounced move by the consumer to branded imported spirits. Our Royal Vodka brand is the number one selling vodka in Hungary. In addition, Hungary is now the third largest market for sales of our exclusive agency brand, Jägermeister.

We believe that the total size of the spirit market in Hungary is approximately 58 million liters which has declined in 2008 by approximately 6.9%. However despite the decreasing total sales volume of spirits, we believe that the share of imported spirits, the segment in which we operate, is growing (increasing 5% from 2007 to 2008, and 16.2% in the past 5 years), while the consumption of local spirits is in decline. The increasing share of import was a result of eliminated custom duty and the improving purchasing power since the EU accession, as well as the continuous marketing and advertising activities of the imported spirit brands.

The spirit market is split into two major segments in Hungary: local producers and importers. The local producers are mainly dealing with low-cost, mainstream or below, local products, as well as with premium fruit-based spirits (palinka). The import spirit market is more competitive and relatively fragmented. The major players are the market leader Zwack Unicum Zrt (with an interest in both the local and import spirit segment), CEDC in Hungary as the biggest spirit importer company, and Bacardi-Martini, Pernod Ricard Hungary, Heinemann and Brown-Forman (distributed by Coca-Cola Beverages). CEDC’s advantage in Hungary is in part its wide portfolio with the number one leading brands in the vodka, bitter and imported brandy categories, while also having key top 3 brands in the whisky, tequila and liqueur categories, as well as an experienced sales and marketing team offering premium service and building strong brand equities.

Operations by Country

Poland

We are the largest vodka producer by value and volume in Poland, and one of the largest producers of vodka in the world. We own two production sites in Poland: Bols and Polmos Białystok. In the Bols distillery, we produce the Bols and Soplica vodka brands, among other spirit brands. Bols Vodka is the number one selling premium vodka in Poland by volume and value. Soplica has consistently been one of the top ten mainstream selling vodkas in Poland. Polmos Białystok produces Absolwent, which has been the number one selling vodka in Poland for the last eight years. In addition to the Absolwent brand, Polmos Białystok also produces Zubrówka, which also is exported out of Poland to many markets around the world, including the United States, England, Japan and also France, where it is the number two imported premium vodka by volume.

We are the leading importer of spirits, wine and beer in Poland. We currently import on an exclusive basis approximately 40 leading brands of spirits, wine from over 40 producers and 5 brands of beer.

We are also the leading national distributor of alcoholic beverages in Poland by value, and we believe we offer one of the broadest portfolios of alcoholic beverages with over 700 brands. We operate in a highly fragmented market served by an estimated 170 distributors. We operate the largest nationwide delivery service in Poland, and we provide next day delivery through our 19 distribution centers, 124 satellite branches and large fleet of delivery trucks. We believe that we are the leading distributor in each category of alcoholic beverages we distribute in Poland, except for domestic beer.

Brands

We produced and sold approximately 10.1 million nine-liter cases of vodka through our Polish business in 2008 in the four main vodka segments in Poland: top premium, premium, mainstream and economy.

Our mainstream Absolwent brand has been the number one selling vodka in Poland for the last eight years, based on volume and value. Bols vodka is the number one selling premium vodka in Poland and number 2 in Hungary by value. Soplica, a mainstream brand, has consistently been one of the top 10 selling vodkas in Poland. Our Zubrówka brand is the second best selling flavored/colored vodka in Poland and is exported to markets around the world. In 2008, we sold abroad approximately 166 thousand nine-liter cases of Zubrówka. In addition, we produce the top selling vodka in Hungary, Royal Vodka, which we distribute through our subsidiary Bols Hungary.

Import Portfolio

We have exclusive rights to import and distribute approximately 40 leading brands of spirits, wine and beer into Poland and distribute these products throughout the country. We also provide marketing support to the suppliers who have entrusted us with their brands.

Our exclusive import brands in Poland include the following:

LIQUEURS	WHITE SPIRITS	BROWN SPIRITS	VERMOUTH & BITTERS	WINE & CHAMPAGNES	BEER	NON ALCOHOLIC
Disaronno Amaretto	Skyy vodka	Jim Beam	Cinzano—vermouth	Sutter Home	Guinness	Evian
Sambuca	Tequila Sierra	Cognac Camus	Campari	Miguel Torres	Kilkenny	Badoit
Amaretto Gozio	Cana Rio Cachaca	Cognac Remy Martin	Jaegermeister	Concha y Toro	Bitburger
Amaretto Florence	Gin Finsbury	Metaxa		Gallo	Budwar
Amaretto Venice	Nostalgia Ouzo	Brandy Torres		Carlo Rossi	Corona
Cointreau	Grappa Piave	Brandy St Remy		B. P. Rothschild
Passoa	Grappa Primavera	Whisky William’s		Frescobaldi
Bols Liqueurs	Tequila Sauza	Whisky Teacher’s		Codorniu
		Whisky Old Smuggler		Piper Heidsieck
		Whisky Glen Grant		Penfolds
		Grant’s		Trivente
		Glenfiddich		Rosemount
		Balvenie		Trinity Oaks
		Clan MacGregor		Terra d’oro
		Rum Old Pascas		M.Chapoutier
Boire Manoux
Faustino
J.Moreau & Fils
Kressmann
Laroche

Sales Organization and Distribution

Our business involves the distribution of products that we import on an exclusive basis and products we produce from our two distilleries (Bols and Polmos Białystok). In addition, we handle the distribution of a range of products from the local and international drinks companies operating in Poland for which we are the largest distributor for many of such suppliers.

We operate the largest nationwide next-day alcoholic beverage delivery service with 19 distribution centers and 124 satellite branches located throughout Poland. We distribute over 700 brands of alcoholic beverages consisting of a wide range of alcoholic products, including spirits, wine and beer, as well as non-alcoholic beverages.

The following table illustrates the breakdown of our sales in Poland in the twelve months ended December 31, 2008, 2007 and 2006:

Sales Mix by Product Category	2008	2007	2006
Vodka	76%	72%	75%
Beer	9%	9%	9%
Wine	7%	8%	8%
Spirits other than vodka	6%	10%	7%
Other	2%	1%	1%

Total	100%	100%	100%

We distribute products throughout Poland directly to approximately 39,000 outlets, including off-trade establishments, such as small and medium-size retail outlets, petrol stations, duty free stores, supermarkets and hypermarkets, and on-trade locations, such as bars, nightclubs, hotels and restaurants, where the products we distribute are consumed. These accounts are serviced by approximately 650 salespeople in Poland. One of our key objectives is to distribute more of our own products over time and, to that end, we have established an incentive compensation system for our salespeople for both products that we produce and products that we import exclusively into Poland.

Beginning in 2006, we implemented a more targeted sales approach. We narrowed the focus of our domestically located salespeople by assigning each sales person to a specific channel: key accounts (hypermarkets, discount stores and gas stations), on-trade accounts or traditional trade accounts. We believe that a specific targeted sales focus in each of these channels is key to delivering future growth.

The hypermarket and discount channels require a dedicated national sales team to handle their specific requirements. This team is responsible for promoting our brands in these national chains by implementing below the line activities, such as price promotions and pallet displays.

The use of a national, dedicated on-trade only sales team, the largest sales team of its kind in Poland to date, to work closely with bar, restaurant and hotel owners provides us with a key opportunity to promote and sell our brands and build brand awareness and brand equity with consumers. This is especially important given the restrictions on media advertising for spirits. The traditional trade sales force continues to focus on the channel in Poland that is still the dominant area in terms of sales volume. In addition, each of these account groups is also assigned a marketing and merchandizing team that works in conjunction with the sales team to serve the client.

Export activities

Our export team works separately from our domestic sales team and reports directly to our Director of Export. Our primary export is Zubrówka, which is exported to the United States, the United Kingdom, Japan and France, where it maintains its position as the top Premium vodka by value and volume in the French market. It is also exported to over 30 other markets with plans to enter a number of new markets in 2009. Absolwent (Graduate in export) is showing double digit growth in its key markets of the U.K., Ireland, the U.S. and Japan.

The CEDC Export team has assumed responsibility for Parliament Russian Vodka. The brand is well established within the CIS countries and is currently also exported to a number of European Union markets, with Germany being the most important export market by volume and value. Parliament Russian Vodka is a positive addition to our export portfolio. CEDC has also become a supplier of choice for both private label brands and high quality bulk spirit. Customers range from major retail chains in Europe, to premium brand owners in the United States.

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

We have several suppliers for each raw material in order to minimize the effect on our business if a supplier terminates its agreement with us or if disruption in the supply of raw materials occurs for any other reason. We have not experienced difficulty in satisfying our requirements with respect to any of the products needed for our spirit production and consider our sources of supply to be adequate at the present time. We do not believe that we are dependent on any one supplier in our production activities.

Employees

As of December 31, 2008, we employed in Poland 3,262 employees including 3,132 persons employed on a full time basis.

Polish labor laws require that certain benefits be provided to employees, such as a certain number of vacation days, maternity leave and retirement bonuses. The law also restricts us from terminating employees without cause and, in most instances, requires a severance payment of one to three months’ salary. Additionally, we are required to contribute monthly payments to the governmental health and pension system. Most of our employees are not unionized, and we have had no significant employee relations issues. In addition to the required Polish labor law requirements, we maintain an employee incentive stock option plan for key management and provide supplemental health insurance for qualified employees.

Government Regulations

The Company is subject to a range of regulations in Poland, including laws and regulations on the environment, trademark and brand registration, packaging and labeling, distribution methods and relationships, pricing and price changes, sales promotions and public relations, and may be required to obtain permits and licenses to operate its facilities. The Company is also subject to rules and regulations relating to changes in officers or directors, ownership or control.

The Company believes it is in compliance in all material respects with all applicable governmental laws and regulations in Poland, and expects all material governmental permits and consents to be renewed by the relevant governmental authorities upon expiration. The Company also believes that the cost of administration and compliance with, and liability under, such laws and regulations does not have, and is not expected to have, a material adverse impact on its financial condition, results of operations or cash flows.

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

Alcohol Advertising Restrictions

Polish regulations do not allow any form of “above-the-line advertising and promotion”, which is an advertising technique that is conventional in nature and impersonal to customers, using current traditional media such as television, newspapers, magazines, radio, outdoor, and internet mass media, for alcoholic beverages with greater than 18% alcohol content.

We believe we are in material compliance with the government regulations regarding above-the-line advertising and promotion. To date, we have not been notified of any violation of these regulations.

Russia

We are the leading integrated spirits beverages business in Russia with an approximate 20% market share in vodka production. Through our Parliament acquisition, we own the rights to the leading sub-premium vodka brand Parliament. The Russian Alcohol Group, the largest vodka producer in Russia has an approximate 16% (at year end 2008) market share. The Russian Alcohol Group, in which the Company has a 42% stake, is consolidated using the equity method, produces Green Mark, the number one selling vodka in Russia and produces Zhuravli, the second best selling sub-premium brand, as well as other local vodka brands and premixed drinks.

The hypermarkets and large retail chains are expanding throughout Russia with different sized formatted stores, which is expected to better cover and penetrate those areas outside of the major cities of Russia. As we have central agreements in place with these hypermarkets and large retail chains and as we have the largest trademark budget for spirits in Russia and the leverage it brings, we expect to benefit from this expansion along with the hypermarkets and large retail chains.

In 2008, The Russian Alcohol Group completed construction on a distillery in Novosibersk, a city east of the Ural Mountain Range. This new production facility has added production capabilities for the group as we continue to grab market share in the spirit industry consolidation occurring in Russia. This facility also dramatically shortens the supply chain to the eastern provinces and reduces associated logistic costs and time of delivery.

We also completed our acquisition of 75% of the economic interests in the Whitehall Group, which holds the exclusive rights to the import of such premium wine brands as Concha y Toro and Constellation Brands, as well as certain Gruppo Campari brands. The company is also involved in a joint venture with Moet Hennessy—the French spirits and champagne business of LVMH. In addition to these import activities, Whitehall is also the owner of distribution centers in Moscow, Saint Petersburg, Rostov and Siberia as well as a wine and spirits retail network located in Moscow. In February 2009, we concluded an amendment to our Whitehall share purchase agreement pursuant to which we have among other things subsequently increased our economic ownership in the Whitehall Group to 80%.

Brands

The Parliament Group in Russia, which owns various alcoholic beverage production and distribution assets, produces Parliament vodka, which is a top selling sub-premium vodka brand in Russia. It reached sales of over 3 million nine-liter cases in 2008. Parliament is also one of the leading export brands in Western Europe with sales of over 200,000 9L cases.

The Russian Alcohol Group (“Russian Alcohol”) produces Green Mark, the number one selling brand in Russia, which is in the mainstream sector, and Zhuravli, a top selling sub-premium vodka brand in Russia behind our Parliament brand. Russian Alcohol is also the largest vodka producer in Russia with 2008 sales volume in excess of 17 million nine-liter cases.

Import Portfolio

We are one of the leading importers of wine and spirits in Russia through the Whitehall Group, which we refer to as Whitehall. Whitehall has exclusive rights to import and distribute a number of brands of spirits and wines into Russia. Exclusively imported brands include the following:

BROWN SPIRITS	CHAMPAGNES	WINES
Hennessy	Krug	Asti Mondoro
Cortel Brandy	Veuve Clicquot	Concha y Toro
Glenmorangie	Dom Perignon	Hardy’s
Ardbeg	Moet & Chandon	Robert Mondavi
Old Smuggler		Paul Masson
Glen Grant		Nobilo
Gautier

Sales Organization and Distribution

In Russia, Whitehall, Parliament and RAG have strong sales teams that sell direct to the key retail accounts and primarily relies on third-party distribution through wholesalers to reach the small to medium sized outlets. RAG has Exclusive Sales Teams that were introduced back in 2006. The total number of staff in Exclusive Sales Teams is over 1,500 people (42 teams) that currently cover 36 regions. The mission of these teams is to maintain direct relationships with retailers and ensure that the Company’s products are properly positioned on the shelf. Members of Exclusive Sales Teams are mostly on the distributors’ payrolls—indirectly remunerated by RAG via discounts granted to distributors. Exclusive Sales Teams exclusively deal with products of RAG and currently control deliveries to approximately 28,000 points-of-sale (which is about 33% of all points-of-sale in Russia).

The following table illustrates the breakdown of our sales in Russia in for 2008:

Sales Mix by Product Category	2008
Vodka	49%
Wine and spirits other than vodka	51%

Total	100%

Sources and Availability of Raw Materials for Spirits that We Produce

The principal components in the production of our distilled spirits are products of agricultural origin, such as rectified spirit and packaging materials, such as bottles, labels, caps and cardboard boxes. We purchase raw spirit, and all of our packaging materials from various sources in Russia by contractual arrangement and through purchases on the open market. Agreements with the suppliers of these raw materials are generally negotiated with indefinite terms, subject to each party’s right of termination upon six months’ prior written notice. The prices for these raw materials are negotiated every year.

We have several suppliers for each raw material in order to minimize the effect on our business if a supplier terminates its agreement with us or if disruption in the supply of raw materials occurs for any other reason. We have not experienced difficulty in satisfying our requirements with respect to any of the products needed for our spirit production and consider our sources of supply to be adequate at the present time. We do not believe that we are dependent on any one supplier in our production activities.

Employees

As of December 31 2008, we directly employed in Russia 1,431 employees including 1,349 persons employed on a full time basis. Including employees of the Russian Alcohol Group, in which we have a minority stake and account for under the equity method we employed 5,291 employees in Russia as of December 31, 2008.

Government Regulations

The Company is subject to a range of regulations in Russia, including laws and regulations on the environment, trademark and brand registration, packaging and labeling, distribution methods and relationships, pricing and price changes, sales promotions and public relations, and may be required to obtain permits and licenses to operate its facilities. The Company is also subject to rules and regulations relating to changes in officers or directors, ownership or control.

The Company believes it is in compliance in all material respects with all applicable governmental laws and regulations in Russia, and expects all material governmental permits and consents to be renewed by the relevant governmental authorities upon expiration. The Company also believes that the cost of administration and compliance with, and liability under, such laws and regulations does not have, and is not expected to have, a material adverse impact on its financial condition, results of operations or cash flows.

Alcohol Advertising Restrictions

Russian regulations do not allow any form of “above-the-line advertising and promotion”, which is an advertising technique that is conventional in nature and impersonal to customers, using current traditional media such as television, newspapers, magazines, radio, outdoor, and internet mass media, for alcoholic beverages with greater than 18% alcohol content.

We believe we are in material compliance with the government regulations regarding above-the-line advertising and promotion. To date, we have not been notified of any violation of these regulations.

Trademarks

With the acquisition of Parliament and our equity investment in Russian Alcohol we became the owners of vodka brand trademarks in Russia. The primary trademark we have acquired is the Parliament Vodka trademark. In addition through our equity stake in Russian Alcohol we indirectly own brands such as Zielna Marka (Green Mark), Zhuravli and others. See “Risk Factors—We may not be able to protect our intellectual property rights”.

Hungary

Brands

In July of 2006, we acquired the trademark for Royal Vodka, which we produce in Poland and which we currently sell in Hungary through our Bols Hungary subsidiary. Royal Vodka is the number one selling vodka in Hungary with market share of approximately 27.6%.

Import Portfolio

With the acquisition of Bols Hungary, we became an exclusive importer of such brands as: Jägermeister, which is the top-selling bitter in Hungary, Metaxa and others.

Exclusive imported brands to Hungary include the following:

CEDC BRANDS	LIQUEURS	WHITE VODKAS	BROWN SPIRITS
Bols Vodka	Jaegermeister	Jose Cuervo	Cognac Remy Martin
Zubrówka	Bols Liqueurs	Silver Top Dry Gin	Metaxa
Royal Vodka	Cointreau	Calvados Boulard	Brandy St Remy
	Carolans		Grant’s
	Passoa		Glenfiddich
	Galliano		Tulamore Dew
Irish Mist

Sales Organization and Distribution

In Hungary, we employ approximately 20 salespeople who cover primarily on-trade and key account customers throughout the country.

Employees

As of December 31, 2008, in Bols Hungary we employed 54 employees including 52 persons employed on a full time basis.

Government Regulations

The Company is subject to a range of regulations in Hungary, including laws and regulations on trademark and brand registration, packaging and labeling, distribution methods and relationships, pricing and price changes, sales promotions and public relations. The Company is also subject to rules and regulations relating to changes in officers or directors, ownership or control.

The Company believes it is in compliance in all material respects with all applicable governmental laws and regulations in Hungary, and expects all material governmental permits and consents to be renewed by the relevant governmental authorities upon expiration. The Company also believes that the cost of administration and compliance with, and liability under, such laws and regulations does not have, and is not expected to have, a material adverse impact on its financial condition, results of operations or cash flows.

Recent developments

On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. Pursuant to the terms of this amendment, the Company paid to the seller $5,876,351 in cash, and issued to the seller 2,100,000 shares of its common stock, in settlement of a minimum share price guarantee by the Company. The Company is further obligated to make an additional cash payment of $2,000,000 on March 15, 2009. Deferred payments already due under the original Stock Purchase Agreement are to be paid with €8,050,411 due on June 15, 2009 and €8,303,630 due on September 15, 2009. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall, which represents an increase in the Company’s economic stake from 75% to 80%. Additionally, if, during the 210 day period immediately following the effectiveness of the registration statement the Company is obligated to file to register the shares of Company common stock obtained by the seller in this transaction, the seller sells any of the Company common stock it acquired in the transaction for an average sales price per share, weighted by volume, that is less than $12.03, per share, the Company must pay to the seller the excess, if any, of $12.03 over the volume weighted average sales price per share of the Company’s common stock on the day the sale took place, multiplied by the total number of shares sold. Finally, the Company may be obligated to make an additional cash payment to the seller, ranging from €0 to €1,500,000, based upon whether and to what extent the price of a share of the Company’s common stock exceeds $12.03 during that same 210 day period. If the Company must make any such payment, it will receive in return up to an additional 75 Class B shares, which represents up to an additional 1% economic stake of Whitehall, based on the sized of the payment.

In addition, in connection with the execution of the amendment to the Stock Purchase Agreement, the parties also entered into an amendment to the Shareholders’ Agreement that governs the ongoing governance of Whitehall, pursuant to which the exercise price of the Company’s right to require the seller to sell, and the seller’s right to require the Company to buy, all of the capital stock of Whitehall held by the seller was increased by the time-adjusted value of any dividends paid by Whitehall.

Also on February 24, 2009, the Company signed a new credit agreement for refinancing PLN 240,000,000 of its short term debt, with substantially the same terms and conditions of the existing credit facility. The new credit agreement provides that, subject to the fulfillment of certain customary conditions, Fortis Bank Polska S.A. and Fortis Bank S.A./NV, Austrian Branch will assign their interests as lenders under the existing credit facility to Bank Polska Kasa Opieki S.A. The new credit facility will accrue interest at an initial interest margin over the Warsaw Interbank Offer Rate of 2%, an increase of 80 basis points over the existing credit facility and will extend the maturity date from March 31, 2009 to February 24, 2011. The Company must repay PLN 60,000,000 on August 24, 2010, and PLN 180,000,000 on February 24, 2011.

We are engaged in discussions with Lion Capital to restructure the current agreement regarding the buyout of the remaining 58% stake in the Russian Alcohol Group, the largest spirit producer in Russia. Although the discussions are not final, and remain subject to further legal, accounting and tax analysis, as well as board approval, we are in general agreement with Lion Capital on the main commercial objectives. We expect an agreement would include a fixed price for the remaining 58% interest in the Russian Alcohol Group that we do not own (including the conversion of our $103.5 million plus accrued interest of loan notes) at a valuation that is more reflective of current market conditions and the positive sales performance of the business. Our payments would be spread out over 5 years ending in the year 2013, with smaller payments for 2009 and 2013 and more equal payments from years 2010 to 2012, and we would agree to certain security arrangements to Lion. We would not take control over the Russian Alcohol Group until 2011, though we would receive significantly enhanced minority rights. We would expect to finance the transaction over the 5 years through a combination of cash, debt and equity. We cannot provide any assurances as to whether, or on what terms, we may reach an agreement to restructure our arrangements in respect of the Russian Alcohol Group.

Corporate Operations and Other

The Corporate Operations and Other division includes traditional corporate-related items including executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal and public relations.

Taxes

We operate in the following tax jurisdictions: Poland, the United States, Hungary, Russia, and the Netherlands. In Poland, Russia and Hungary we are primarily subject to Value Added Tax (VAT), Corporate Income Tax, Payroll Taxes, Excise Taxes and Import Duties. In the United States we are primarily subject to Federal and Pennsylvania State Income Taxes, Delaware Franchise Tax and Local Municipal Taxes. We believe we are in material compliance with all relevant tax regulations.

Excise taxes comprise significant portions of the price of alcohol and their calculations differ by country. In Poland and Russia, where our production takes place, the value of excise tax rates for 2008 amounted to PLN 45.5 ($15.4) and RUB 173.5 ($5.9) per liter of 100% alcohol.

Research and Development

We do not have a separate research and development unit, as new product developments are primarily performed by our marketing department. Our activity in this field is generally related to improvements in packaging and extensions to our existing brand portfolio, or revised production processes, leading to improved taste.

Available Information

We maintain an Internet website at http://www.cedc.com. Please note that our Internet address is included in this annual report as an inactive textual reference only. The information contained on our website is not incorporated by reference into this annual report and should not be considered part of this report.

We file annual, quarterly and current reports, proxy statements and other information with the SEC. We make our annual report, on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and most of our other SEC filings available free of charge through our Internet website as soon as reasonably practicable after we electronically file these materials with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. These filings are also available to the public over the Internet at the SEC’s website at http://www.sec.gov. In addition, we provide paper copies of our SEC filings free of charge upon request. Please contact the Corporate Secretary of the Company at 1-610-660-7817 or at our address set forth on the cover page of this annual report.

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

Item 1A.	Risk Factors.

Risks related to our business

We operate in highly competitive industries, and competitive pressures could have a material adverse effect on our business.

The alcoholic beverages distribution and production industries in our region are intensely competitive. The principal competitive factors in these industries include product range, pricing, distribution capabilities and responsiveness to consumer preferences, with varying emphasis on these factors depending on the market and the product.

In Poland, with respect to individual customers, we face significant competition from various regional distributors, wholesalers, who compete principally on price, in regions where our distribution centers and satellite branches are located. The effect of this competition could adversely affect our results of operations. The majority of alcohol sales in Poland are still made through traditional trade outlets. Other sales are made in hypermarkets and large discount stores.

In Russia, the hypermarket and large retail chains continue to grow their share of the trade. Traditional trade outlets typically provide us with higher margins from sales as compared to hypermarkets and large retail chains. There is a risk that the expansion of hypermarkets and large retail chains will continue to occur in the future, thus reducing the margins that we may derive from sales to wholesalers that primarily serve the traditional trade. This potential margin reduction, however, will be partially offset by lower distribution costs due to direct, bulk deliveries associated with sales to the modern trade.

In Poland and Russia, we face competition from various producers in the vodka production industry. We compete with other alcoholic and nonalcoholic beverages for consumer purchases in general, as well as shelf space in retail stores, restaurant presence and distributor attention.

Our results are linked to economic conditions and shifts in consumer preferences, including a reduction in the consumption of alcoholic beverages.

Our results of operations are affected by the overall economic trends in Poland and Russia, the level of consumer spending, the rate of taxes levied on alcoholic beverages and consumer confidence in future economic conditions. In periods of economic slowdown, consumer purchase decisions may be increasingly affected by price considerations, thus creating negative pressure on the sales volume and margins of many of our products. Reduced consumer confidence and spending may result in reduced demand for our products and limitations on our ability to increase prices and finance marketing and promotional activities. A major shift in consumer preferences or a large reduction in sales of alcoholic beverages generally could have a material adverse effect on us. The current negative economic conditions and outlook, including volatility in energy costs, severely diminished liquidity and credit availability, falling equity market values, weakened consumer confidence and increased unemployment rates, have created fears of a recession. A continued recessionary environment likely would make it more difficult to forecast operating results and to make decisions about future investments and would negatively impact our business, financial condition and results of operations, including by potentially reducing demand for our products or shifting demand toward lower margin products, increasing pressure on the prices of our products, decreasing the collectibility of accounts receivable and reducing access to the credit markets.

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

Price increases for raw materials used for vodka production may take place in the future, and our inability to pass on increases to our customers could reduce our margins and profits and have a material adverse effect on our business. We recently constructed storage tanks In Poland that will store up to six months use of raw spirit. This gives us the flexibility to purchase raw spirit throughout the year at times when there are dips in raw spirit pricing. We expect these steps to help mitigate our exposure to price increases; however, we cannot assure you that shortages or increases in the prices of our supplies or raw materials will not have a material adverse effect on our financial condition and results of operations.

We are exposed to exchange-rate and interest rate movements that could adversely affect our financial results and comparability of our results between financial periods.

Our functional currencies are the Polish zloty and the Hungarian forint and, in connection with our recently completed acquisitions in Russia, the Russian ruble. Our reporting currency, however, is the U.S. dollars, and the translation effects of fluctuations in exchange rates of our functional currencies into U.S. dollars may materially impact our financial condition and net income and may affect the comparability of our results between financial periods.

In addition, our Senior Secured Notes and our Convertible Senior Notes are denominated in euro and U.S. dollar, respectively, and have been on-lent to certain of our operating subsidiaries that have the Polish zloty as their functional currency. Movements in the exchange rate of the euro and U.S. dollar to Polish zloty could therefore increase the amount of cash, in Polish zloty, that must be generated in order to pay principal and interest on our Senior Secured Notes and Convertible Senior Notes.

The impact of translation of our Senior Secured Notes and convertible notes could have a materially adverse effect on our reported earnings. For example, a 1% change in the euro-Polish zloty exchange rate as compared to the exchange rate applicable on December 31, 2008, would result in an unrealized exchange pre-tax gain or loss of approximately $3.5 million per annum. A 1% change in the U.S. dollar-Polish zloty exchange rate as compared to the exchange rate applicable on December 31, 2008, would result in an unrealized exchange pre-tax gain or loss of approximately $3.0 million per annum.

Weather conditions may have a material adverse effect on our sales or on the price of grain used to produce spirits.

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

Our business of producing, importing and distributing alcoholic beverages is subject to regulation by national and local Polish governmental agencies and European Union authorities. In addition, in connection with our recently completed and planned acquisitions in Russia, our business there is subject to extensive regulation by Russian authorities. These regulations and laws address such matters as licensing and permit requirements, competition and anti-trust matters, trade and pricing practices, taxes, distribution methods and relationships, required labeling and packaging, advertising, sales promotion and relations with wholesalers and retailers. Also, new regulations or requirements or increases in excise taxes, customs duties, income taxes, or sales taxes could materially adversely affect our business, financial condition and results of operations.

In addition, we are subject to numerous environmental and occupational, health and safety laws and regulations in Poland and Russia. We may also incur significant costs to maintain compliance with evolving environmental and occupational, health and safety requirements, to comply with more stringent enforcement of existing applicable requirements or to defend against challenges or investigations, even those without merit. Future legal or regulatory challenges to the industry in which we operate or to us or our business practices and arrangements could give rise to liability and fines, or cause us to change our practices or arrangements, which could have a material adverse effect on us, our revenues and our profitability.

Governmental regulation and supervision as well as future changes in laws, regulations or government policy (or in the interpretation of existing laws or regulations) that affect us, our competitors or our industry generally strongly influence our viability and how we operate our business. Complying with existing regulations is burdensome, and future changes may increase our operational and administrative expenses and limit our revenues. For example, we are currently required to have permits to produce, to import products, maintain and operate our warehouses, and distribute our products to wholesalers. Many of these permits, such as our general permit for wholesale trade, must be renewed when they expire. Although we believe that our permits will be renewed upon their expiration, there is no guarantee that such will be the case. Revocation or non-renewal of permits that are material to our business could have a material adverse affect on our business. Our permits could also be revoked prior to their expiration date due to nonpayment of taxes or violation of health requirements. Our business would be materially and adversely affected if there were any adverse changes in relevant laws or regulations or in their interpretation or enforcement. Our ability to introduce new products and services may also be affected if we cannot predict how existing or future laws, regulations or policies would apply to such products or service.

We may not be able to protect our intellectual property rights.

We own and license trademarks (for, among other things, our product names and packaging) and other intellectual property rights that are important to our business and competitive position, and we endeavor to protect them. However, we cannot assure you that the steps we have taken or will take will be sufficient to protect our intellectual property rights or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, we cannot assure you that third parties will not infringe on or misappropriate our rights, imitate our products, or assert rights in, or ownership of, trademarks and other intellectual property rights of ours or in marks that are similar to ours or marks that we license and/or market. In some cases, there may be trademark owners who have prior rights to our marks or to similar marks. Moreover, Russia generally offers less intellectual property protection than in Western Europe or North America. We are currently involved in opposition and cancellation proceedings with respect to marks similar to some of our brands and other proceedings, both in the United States and elsewhere. If we are unable to protect our intellectual property rights against infringement or misappropriation, or if others assert rights in or seek to invalidate our intellectual property rights, this could materially harm our future financial results and our ability to develop our business.

Our import contracts may be terminated.

As a leading importer of major international brands of alcoholic beverages in Poland and Hungary, we have been working with the same suppliers in those countries for many years and either have verbal understandings or written distribution agreements with them. In addition, we have recently acquired distribution contracts in Russia through our acquisition of Whitehall. Where a written agreement is in place, it is usually valid for between one and five years and is terminable by either party on three to six months’ notice. However, our ability to continue to distribute imported products on an exclusive basis depends on some factors which are out of our control, such as ongoing consolidation in the wine, beer and spirit industry worldwide, as a result of which producers decide from time to time to change their distribution channels, including in the markets in which we operate.

Although we believe we are currently in compliance with the terms and conditions of our import and distribution agreements, there is no assurance that all our import agreements will continue to be renewed on a regular basis, or that, if they are terminated, we will be able to replace them with alternative arrangements with other suppliers.

Our results of operations and financial condition may be adversely affected if we undertake acquisitions of businesses that do not perform as we expect or that are difficult for us to integrate.

. We make public disclosure of pending and completed acquisitions when appropriate and required by applicable securities laws and regulations.

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

Acquisitions in developing economies, such as Russia, involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries.

Future acquisitions or mergers may result in a need to issue additional equity securities, spend our cash, or incur debt, liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability.

Sustained periods of high inflation in Russia may materially adversely affect our business there.

Russia has experienced periods of high levels of inflation since the early 1990s. Despite the fact that inflation has remained relatively stable in Russia during the past few years, our profit margins from our Russian business could be adversely affected if we are unable to sufficiently increase our prices to offset any significant future increase in the inflation rate.

The developing legal system in Russia creates a number of uncertainties that could adversely affect our Russian business.

Russia is still developing the legal framework required to support a market economy, which creates uncertainty relating to our Russian business. Prior to our recent acquisitions in Russia, we did not have experience operating there, which could increase our vulnerability to the risks relating to these uncertainties. Risks related to the developing legal system in Russia include:

•	inconsistencies between and among the Constitution, federal and regional laws, presidential decrees and governmental, ministerial and local orders, decisions, resolutions and other acts;

•	conflicting local, regional and federal rules and regulations;

•	the lack of judicial and administrative guidance on interpreting legislation;

•	the relative inexperience of judges and courts in interpreting legislation;

•	the lack of an independent judiciary;

•

a high degree of discretion on the part of governmental authorities, which could result in arbitrary or selective actions against us, including suspension or termination of licenses we need to operate in Russia; and

•	poorly developed bankruptcy procedures that are subject to abuse.

The recent nature of much of Russian legislation, the lack of consensus about the scope, content and pace of economic and political reform and the rapid evolution of this legal system in ways that may not always coincide with market developments place the enforceability and underlying constitutionality of laws in doubt and result in ambiguities, inconsistencies and anomalies. Any of these factors could adversely affect our Russian business.

An unpredictable tax system in Russia gives rise to significant uncertainties and risks that complicate our tax planning and decisions relating to our Russian business.

The tax system in Russia is unpredictable and gives rise to significant uncertainties, which complicate our tax planning and decisions relating to our Russian business. Tax laws in Russia have been in force for a relatively short period of time as compared to tax laws in more developed market economies and we have less experience operating under Russian tax regulations than those of other countries.

Russian companies are subject to a broad range of taxes imposed at the federal, regional and local levels, including but not limited to value added tax, excise duties, profit tax, payroll-related taxes, property taxes, taxes or other liabilities related to transfer pricing and other taxes. Russia’s federal and local tax laws and regulations are subject to frequent change, varying interpretations and inconsistent or unclear enforcement. It is not uncommon for differing opinions regarding legal interpretation to exist both between companies subject to such taxes and the ministries and organizations of the Russian government and between different branches of the Russian government such as the Federal Tax Service and its various local tax inspectorates, resulting in uncertainties and areas of conflict. Tax declarations are subject to review and investigation by a number of tax authorities, which are enabled by law to impose penalties and interest charges. The fact that a tax declaration has been audited by tax authorities does not bar that declaration, or any other tax declaration applicable to that year, from a further tax review by a superior tax authority during a three-year period. As previous audits do not exclude subsequent claims relating to the audited period, the statute of limitations is not entirely effective. In some instances, even though it may potentially be considered unconstitutional, Russian tax authorities have applied certain taxes retroactively. Within the past few years the Russian tax authorities appear to be taking a more aggressive position in their interpretation of the legislation and assessments, and it is possible that transactions and activities that have not been challenged in the past may be challenged. As a result, significant additional taxes, penalties and interest may be assessed. In addition, our Russian business is and will be subject to periodic tax inspections that may result in tax assessments and additional amounts owed by us for prior tax periods.

Uncertainty relating to Russian transfer pricing rules could lead tax authorities to impose significant additional tax liabilities as a result of transfer pricing adjustments or other similar claims, and could have a material adverse effect on our Russian business and our company.

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

Historically, we met our debt service and other cash requirements with cash flows from operations and our existing revolving credit facilities. As a result of certain acquisitions and related financing transactions, however, our debt service requirements have increased significantly. We cannot assure you that our business will generate sufficient cash flows from operating activities, or that future debt and equity financing will be available to us in an amount sufficient to enable us to pay our debts when due, including our Senior Secured Notes, or to fund our other financing needs.

Our indebtedness under the Senior Secured Notes, Convertible Senior Notes and other credit facilities as of December 31, 2008 amounted to $930.3 million, and additionally $14.7 million of accrued interest. In addition, Russian Alcohol Group currently has approximately $286 million in outstanding indebtedness, which under the terms of our current indebtedness would have to be refinanced in the event we acquire control of Russian Alcohol Group.

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

The above factors all contain an inherent risk regarding our ability to execute them. Additionally, our Senior Secured Notes and covenants made in connection therewith may limit our ability to borrow additional funds or increase the cost of any such borrowing. Furthermore, recent significant changes in market liquidity conditions resulting in a tightening in the credit markets and a reduction in the availability of debt and equity capital could impact our access to funding and our related funding costs, which could materially and adversely affect our ability to obtain and manage liquidity, to obtain additional capital and to restructure or refinance any of our existing debt.

We are subject to restrictive debt covenants.

The indenture governing our Senior Secured Notes, and our other senior credit facilities, contain, and other financing arrangements we enter into in the future may contain, provisions which limit our ability and the ability of our subsidiaries to enter into certain transactions, including the ability to make certain payments, including dividends or other cash distributions; incur or guarantee additional indebtedness and issue preferred stock; make certain investments; prepay or redeem subordinated debt or equity; create certain liens or enter into sale and leaseback transactions; engage in certain transactions with affiliates; sell assets or consolidate or merge with or into other companies; issue or sell share capital of certain subsidiaries; and enter into other lines of business.

Risks related to our common stock

The price of our common stock historically has been volatile. This volatility may affect the price at which you could sell your common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.

The sale price for our common stock has varied between a high of $77.48 and a low of $17.16 in the twelve month period ended December 31, 2008. This volatility may affect the price at which you could sell the common stock and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks related to our business” and in the documents we have incorporated by reference into this prospectus supplement; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

In addition, the sale of substantial amounts of our common stock, or the perception that these sales may occur, could adversely impact its price. As of December 31, 2008, we had outstanding 47,098,837 shares of our common stock and options to purchase approximately 1,342,700 shares of our common stock (of which approximately 1,038,175 were exercisable as of that date). We also had outstanding approximately 68,568 restricted stock units as of December 31, 2008, 400 of which were exercisable. As a result of our acquisition of Botapol Holding B.V., which we completed on August 17, 2005, Takirra Investment Corporation N.V. as of December 31, 2008 owned a total of 2,537,128 shares of our common stock. Takirra Investment Corporation N.V. has the right to cause us to register resale of the shares of our common stock that it owns or to include its shares in future registration statements filed by us with the SEC. We have filed a registration statement relating to the shares with the SEC. Pursuant to that registration statement, Takirra Investment Corporation N.V. will be able to sell its shares to the public in the United States. In addition, as a result of our acquisition of 85% of the share capital of Copecresto Enterprises Limited, which we completed on March 13, 2008, White Horse Intervest Limited as of December 31, 2008 owned a total of 2,238,806 shares of our common stock. White Horse Intervest Limited has the right to cause us to register resale of the shares of our common stock that it owns or to include its shares in future registration statements filed by us with the SEC. Finally, as a result of our acquisition of 50% minus one vote of the voting power, and 75% of the economic interests, in the Whitehall Group, which we completed on May 23, 2008, Barclays Wealth Trustees (Jersey) Limited, in its capacity as trustee of the First National Trust owns a total of 843,524 shares of our common stock and Mark Kaoufman owns a total of 2,100,000 shares of our common stock which we have agreed to register for resale. If any of the foregoing were to sell a large number of their shares in a short period of time, the market price of our common stock could decline. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

Delaware law and provisions in our charter documents may impede or discourage a takeover, which could cause the market price of our shares to decline.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. The ability of our board of directors to create and issue a new series of preferred stock, our stockholders rights plan and certain provisions of Delaware law and our certificate of incorporation and bylaws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock. See “Description of capital stock.”

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

Enforcing legal liability against us and our directors and officers might be difficult.

We are organized under the laws of the State of Delaware of the United States. Therefore, investors are able to effect service of process in the United States upon us and may be able to effect service of process upon our directors and executive officers. We are a holding company, however, and substantially all of our operating assets are located in Poland, Hungary and, in connection with our recently completed acquisitions, Russia. Further, most of our directors and executive officers, and those of most of our subsidiaries, are non-residents of the United States, and our assets and the assets of our directors and executive officers are located outside the United States. As a result, you may not be able to enforce against our assets (or those of certain of our directors or executive officers) judgments of United States courts predicated upon the civil liability provisions of United States laws, including federal securities laws of the United States. In addition, awards of punitive damages in actions brought in the United States or elsewhere may not be enforceable in Poland or Russia.

Item 2.	Properties.

Our significant properties can be divided into the following categories:

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

Office, distribution, warehousing and retail facilities. We own five warehousing and distribution sites located in various regions of Poland as well as nine retail facilities located in various regions of Poland. In Russia we own the land and buildings in Balahikha, Moscow Region where the Parliament facilities are located.

Leased Facilities. Our primary corporate office is located in Warsaw, Poland, and we have a rented corporate office in Budapest Hungary. In addition we operate over 85 warehousing and distribution sites and 45 retail facilities located in various regions of Poland. In Russia we lease over 10 office, warehouse and retail locations primarily related to the Whitehall business. The lease terms expire at various dates and are generally renewable.

Research and Development, Intellectual Property, Patents and Trademarks

We do not have a separate research and development unit. Our activity in this field is generally related to improvements in packaging and extensions to our existing brand portfolio or revised production processes, leading to improved taste.

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

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

The Company’s common stock has been traded on the NASDAQ National Market, and its successor, the NASDAQ Global Select Market, under the symbol “CEDC” since June 1999. Prior thereto it traded on the NASDAQ Small Cap Market since our initial public offering in July 1998. On September 22, 2008 the Company’s stock was added to the NASDAQ Q-50 Index. The following table sets forth the high and low bid prices for the common stock, as reported on the NASDAQ Global Select Market, for each of the Company’s fiscal quarters in 2007 and 2008. These prices represent inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

	High	Low
2007
First Quarter	$30.65	$24.71
Second Quarter	36.90	28.59
Third Quarter	50.95	34.07
Fourth Quarter	61.08	42.10
2008
First Quarter	$62.52	$46.50
Second Quarter	75.47	56.32
Third Quarter	77.48	28.95
Fourth Quarter	46.52	17.16

On February 25, 2009, the last reported sales price of the Common Stock was $7.89 per share.

Holders

As of February 25, 2009, there were approximately 39,088 beneficial owners and 51 shareholders of record of common stock.

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

Equity Compensation Plans

The following table provides information with respect to our equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,418,806	$29.29	1,145,945
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,418,806	$29.29	1,145,945

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the periods indicated and should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements, the notes thereto and the other financial data contained in Items 7 and 8 of this report on Form 10-K.

Income Statement Data:	Year ended December 31,
	2004	2005	2006	2007	2008
Net sales	$580,744	$749,415	$944,108	$1,189,822	$1,647,004
Cost of goods sold	506,413	627,368	745,721	941,060	1,224,899

Gross profit	74,331	122,047	198,387	248,762	422,105
Sales, general and administrative expenses	45,946	70,404	106,805	130,677	223,373

Operating income	28,385	51,643	91,582	118,085	198,732
Non-operating income / (expense), net
Interest income / (expense), net	(2,115)	(15,828)	(31,750)	(35,829)	(50,360)
Other financial income / (expense), net	(19)	(7,678)	17,212	13,594	(132,936)
Other income / (expense), net	193	(262)	1,119	(1,770)	410

Income before income taxes	26,444	27,875	78,163	94,080	15,846
Income taxes	(4,614)	(5,346)	(13,986)	(15,910)	(12,952)

Minority interests	—	2,261	8,727	1,068	10,483

Equity in net earnings of affiliates	—	—	—	—	(9,002)

Net income	$21,830	$20,268	$55,450	$77,102	($16,591)

Net income per common share, basic	$0.89	$0.72	$1.55	$1.93	($0.38)

Net income per common share, diluted	$0.87	$0.70	$1.53	$1.91	($0.38)

Average number of outstanding shares of common stock at year end	24,462	28,344	35,799	39,871	44,088
Balance Sheet Data:
	2004	2005	2006	2007	2008
Cash and cash equivalents	$10,491	$60,745	$159,362	$87,867	$107,601
Working capital	50,910	85,950	182,268	170,913	205,712
Total assets	291,704	1,084,472	1,326,033	1,782,168	2,483,686
Long-term debt and capital lease obligations, less current portion	4,013	369,039	394,564	469,958	822,947
Stockholders’ equity	120,316	374,942	520,973	815,436	945,849

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.

This report contains forward-looking statements, which provide our current expectations or forecasts of future events. These forward-looking statements may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation:

•

information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth, liquidity, prospects, strategies and the industry in which the Company and its affiliates operate, as well as the integration of recent acquisition and the effect of such acquisitions on the Company;

•	statements about the level of our costs and operating expenses relative to the Company revenues, and about the expected composition of the Company’s revenues;

•	statements about integration of the Company’s acquisitions;

•	information about the impact of Polish regulations on the Company business;

•	statements about local and global credit markets, currency exchange rates and economic conditions;

•	other statements about the Company’s plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

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

Overview

We believe that the Company’s 2008 fiscal year should be viewed in two distinct halves. In the first half of the year, the Company accomplished the goals set out for the year, which was expansion into the vodka and spirits sector in Russia. We initiated our entry into the Russian spirit market through our strategic acquisition of the Parliament Group in March 2008 and our acquisitions of ownership positions in the Whitehall Group in May 2008 and the Russian Alcohol Group in July 2008. These acquisitions have expanded our geographical reach into Russia, making us the leading producer of vodka in Russia as well as Poland.

We are now Central and Eastern Europe’s largest integrated spirit beverages business with our primary operations in Poland, Hungary and, as of 2008, Russia. In 2008, the companies in our group produced and sold approximately 30.1 million nine-liter cases of vodka, primarily in Poland, Russia and Hungary, making us the region’s largest vodka producer by value and volume.

In Poland, the business environment for us was positive in the first half of 2008 as spirit pricing continued to go down, our exclusive import brands were growing favorably and the overall alcohol market was expected to continue to grow. Our Bols brand grew by 12% over 2007 results and our Soplica brand grew by 14% over 2007 results as the overall Polish vodka market grew by approximately 6%. In Russia, we closed our first acquisition in March acquiring the number one selling sub-premium brand, Parliament. In May, we took a 75% economic interest in the leading importer of premium wine and spirits, Whitehall. And, in June, we acquired a 42% stake in the Russian Alcohol Group, which has the best selling vodka in Russia, Green Mark, and the second best selling sub-premium vodka brand, Zhuravli, among other brands.

The second half of fiscal year 2008 however saw significant changes in the global economic environment, which continue to this day as the world-wide financial crisis began to affect Central and Eastern Europe. During the last months of 2008 and continuing into 2009 there has been a significant depreciation of the Polish zloty and the Russian ruble against the U. S. dollar and the Euro which has had a material impact on our foreign currency translation. In addition, we recognized a material non cash foreign exchange translation loss primarily due to our liabilities under the Senior Secured Notes and the Senior Convertible Notes, denominated in Euro and U.S. Dollars, respectively.

Mitigating the effects of some of these broader negative economic trends, there have been other aspects of our business that have improved through the last half of 2008 and continue to improve thus far in 2009. We have seen spirit pricing continue to be favorable. In Russia, spirit pricing has dropped approximately 20% from December 2008 to January 2009, and in Poland, spirit pricing has continued to drop. Labor costs continue to come down as well as other key cost components including but not limited to petrol costs and materials for packaging.

We have taken certain actions to attempt to lessen any potential fallout from the world wide economic crisis, including re-evaluating our capital expenditure plans, by continuing to consolidate distribution branches in Poland and by starting to reduce headcount both in Poland and Russia. In addition, as discussed below, we were able to renegotiate $240 million of our short term debt with Polish banks which represents a majority of our short term debt. Overall, for the twelve months ending December 31, 2008, we were able to surpass our margin goals by achieving gross margins of over 25% and operating margins of over 12% for the full year, despite the challenges in the second half of the year.

Significant factors affecting our consolidated results of operations

Effect of Acquisitions of Production Subsidiaries

During 2008, we expanded our acquisition strategy outside of Poland and Hungary with our investments into the production and importation of alcoholic beverages in Russia by targeting leading two distilleries with the leading premium and mainstream brands in Russia, Parliament and The Russian Alcohol Group as well as the leading importer the Whitehall Group. The acquisition and integration of these businesses into our operations have had a significant effect on our results of operations.

The Parliament Acquisition

On March 11, 2008, the Company and certain of its affiliates entered into a Share Sale and Purchase Agreement and certain other agreements with White Horse Intervest Limited, a British Virgin Islands Company, and certain of White Horse’s affiliates, relating to the Company’s acquisition from White Horse of 85% of the share capital of Copecresto Enterprises Limited, a Cypriot company,. In connection with this acquisition, the Company paid a consideration of approximately $180 million in cash and 2.2 million shares of common stock. On May 2, 2008 the Company delivered the remaining 250,000 shares of the share consideration. There is still $15 million of the cash consideration that is deferred pending the consummation of certain reorganization transactions expected to be completed over the next 3-9 months.

The Whitehall Acquisition

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

On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. Pursuant to the terms of this amendment, the Company paid to the seller $5,876,351 in cash, and issued to the seller 2,100,000 shares of its common stock, in settlement of a minimum share price guarantee by the Company. The Company is further obligated to make an additional cash payment of $2,000,000 on March 15, 2009. Deferred payments already due under the original Stock Purchase Agreement are to be paid with €8,050,411 due on June 15, 2009 and €8,303,630 due on September 15, 2009. In consideration for these payments the Company received an additional 375 Class B shares of Whitehall, which represents on increase in the Company’s economic stake from 75% to 80%. Additionally, if, during the 210 day period immediately following the effectiveness of the registration statement the Company is obligated to file to register the shares of Company common stock obtained by the seller in this transaction, the seller sells any of the Company common stock it acquired in the transaction for an average sales price per share, weighted by volume, that is less than $12.03, per share, the Company must pay to the seller the excess, if any, of $12.03 over the volume weighted average sales price per share of the Company’s common stock on the day the sale took place, multiplied by the total number of shares sold. Finally, the Company may be obligated to make an additional cash payment to the seller, ranging from €0 to €1,500,000, based upon whether and to what extent the price of a share of the Company’s common stock exceeds $12.03 during that same 210 day period. If the Company must make any such payment, it will receive in return up to an additional 75 Class B shares, which represents up to an additional 1% economic stake of Whitehall, based on the sized of the payment.

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

The Investment in the Russian Alcohol Group

On July 9, 2008, the Company completed its strategic investment in Russian Alcohol Group and (1) paid $181.5 million for approximately 47.5% of the common equity of a newly formed Cayman Islands company (“Cayco”) which indirectly acquired all of the outstanding equity of Russian Alcohol Group, and (2) purchased $103.5 million in subordinated exchangeable loan notes issued by a subsidiary of Cayco and exchangeable into equity of Cayco. Pursuant to the shareholders’ agreement entered into in connection with this strategic investment, the Company has the right to purchase, and Cayco has the right to require the Company to purchase, all (but not less than all) of the outstanding capital stock of a majority-owned subsidiary of Cayco held by Cayco, which in either case would give the Company indirect control over Russian Alcohol Group. The Company has accounted for its investment in the Russian Alcohol Group utilizing the equity method, thus impact only equity earnings from affiliates on the profit and loss statement.

We are engaged in discussions with Lion Capital to restructure the current agreement regarding the buyout of the remaining 58% stake in the Russian Alcohol Group, the largest spirit producer in Russia. Although the discussions are not final, and remain subject to further legal, accounting and tax analysis, as well as board approval, we are in general agreement with Lion Capital on the main commercial objectives. We expect an agreement would include a fixed price for the remaining 58% interest in the Russian Alcohol Group that we do not own (including the conversion of our $103.5 million plus accrued interest of loan notes) at a valuation that is more reflective of current market conditions and the positive sales performance of the business. Our payments would be spread out over 5 years ending in the year 2013, with smaller payments for 2009 and 2013 and more equal payments from years 2010 to 2012, and we would agree to certain security arrangements to Lion. We would not take control over the Russian Alcohol Group until 2011, though we would receive significantly enhanced minority rights. We would expect to finance the transaction over the 5 years through a combination of cash, debt and equity. We cannot provide any assurances as to whether, or on what terms, we may reach an agreement to restructure our arrangements in respect of the Russian Alcohol Group.

During 2008 and continuing this year, we have been active in integrating the production companies into our group. The acquisition and integration of these businesses into our operations have had a significant effect on our results of operations. As discussed below, these acquisitions have impacted our net sales, cost of goods sold, operating profit and equity earnings from affiliates. In addition, the issuance of our $310 million Senior Convertible Notes related to these acquisitions has increased our financing costs.

Effect of Exchange Rate and Interest Rate Fluctuations

Substantially all of the Company’s operating cash flows and assets are denominated in Polish Zloty, Russian Ruble and Hungarian Forint. This means that the Company is exposed to translation movements both on its balance sheet and income statement. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the income statement is by the movement of the average exchange rate used to restate the income statement from Polish Zloty, Russian Ruble and Hungarian Forint to U.S. Dollars. The amounts shown as exchange rate gains or losses on the face of the income statement relate only to realized gains or losses on transactions that are not denominated in Polish Zloty, Russian Ruble or Hungarian Forint.

Because the Company’s reporting currency is the U.S. Dollar, the translation effects of fluctuations in the exchange rate have impacted the Company’s financial condition and results of operations and have affected the comparability of our results between financial periods. For example, the average Zloty/Dollar exchange rate used to create our income statement appreciated by approximately 13%. The actual year end Zloty/Dollar exchange rate used to create our balance sheet depreciated by approximately 22%.

However, as discussed above, recently the Polish Zloty and Russian Ruble have depreciated sharply against the U.S. Dollar. From September 2008 to February 2009, the Polish Zloty depreciated by approximately 50%

against the U.S. Dollar, and the Russian Ruble depreciated by approximately 45% against the U.S. Dollar. Should this trend continue, our results of operations may be negatively impacted due to a reduction in revenue in U.S. Dollar terms from the currency translation effects of that depreciation. This may be partially offset by a similar decrease in costs in U.S. Dollar terms. Conversely if the trend reverses our results of operations may be positively impacted due to an increase in revenue in U.S. Dollar terms from the currency translation effects of that appreciation

As a result of the issuance of the Company’s €325 million Senior Secured Notes due 2012 of which €245 million in principal amount is currently outstanding, we are exposed to foreign exchange movements in relation to the Euro. Movements in the euro-Polish zloty exchange rate will require us to revalue our liability on the Senior Secured Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. Every one percent change in the euro-Polish zloty exchange rate as compared to the exchange rate applicable on December 31, 2008, would result in an unrealized exchange pre-tax gain or loss of approximately $3.5 million per annum. In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of December 31, 2008, the Company had outstanding a hedge contract for a seven year interest rate swap agreement. The swap agreement exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin.

Similarly, we are exposed to foreign exchange movements in respect of our $310 million Senior Convertible Notes, the proceeds of which have been on-lent to subsidiaries that have the Polish zloty as the functional currency. Movements in the USD-Polish zloty exchange rate will require us to revalue our liability on the Senior Convertible Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. Every one percent movement in the USD-Polish zloty exchange rate will have an approximate $3.0 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company.

The effect of having debt denominated in currencies other than the Company’s functional currencies (primarily the Company’s Senior Secured Notes and Senior Convertible Notes) is to increase or decrease the value of the Company’s liabilities on that debt in terms of the Company’s functional currencies when those functional currencies depreciate or appreciate in value respectively. As the Polish Zloty and Russian Ruble have fallen in value in recent months, the conversion of these U.S. Dollars or Euro liabilities in the subsidiaries of CEDC that have the Polish Zloty or Russian Ruble as their functional currency will require an increased valuation of that liability in the functional currency. This revaluation impacts the Company’s results of operations through the recognition of unrealized non cash foreign exchange rate gains or losses in our results of operations. In the case of the Senior Secured Notes and Senior Convertible Notes the full principal amount is due in 2012 and 2013 respectively; therefore, final local currency obligations will only be recognized then as a realized gain or loss.

Twelve months ended December 31, 2008 compared to twelve months ended December 31, 2007

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Twelve months ended
	December 31, 2008	December 31, 2007
Sales	$2,136,569	$1,483,344
Excise taxes	(489,566)	(293,522)
Net Sales	1,647,004	1,189,822
Cost of goods sold	1,224,899	941,060

Gross Profit	422,105	248,762

Operating expenses	223,373	130,677

Operating Income	198,732	118,085

Non operating income / (expense), net
Interest (expense), net	(50,360)	(35,829)
Other financial income, net	(132,936)	13,594
Other non operating income / (expense), net	410	(1,770)

Income before taxes	15,846	94,080

Income tax expense	12,952	15,910
Minority interests	10,483	1,068
Equity in net earnings of affiliates	(9,002)	0

Net income	($16,591)	$77,102

Net income per share of common stock, basic	($0.38)	$1.93

Net income per share of common stock, diluted	($0.38)	$1.91

Net Sales

Net sales represents total sales net of all customer rebates, excise tax on production and value added tax. Total net sales increased by approximately 38.4%, or $457.2 million, from $1,189.8 million for the twelve months ended December 31, 2007 to $1,647.0 million for the twelve months ended December 31, 2008. This increase in sales is due to the following factors:

Net Sales for twelve months ended December 31, 2007	$1,189,822
Increase from acquisitions	346,826
Existing business sales growth	43,321
Excise tax reduction	(97,089)
Impact of foreign exchange rates	164,124

Net sales for twelve months ended December 31, 2008	$1,647,004

Factors impacting our existing business sales for the twelve months ending December 31, 2008 include the growth of our key vodka brands, with Bols Vodka, our flagship premium vodka, growing by 12% and Soplica by 14% in volume terms as compared to the twelve months ending December 31, 2007. Also impacting our sales growth has been our focus on reducing lower margin SKU’s, primarily beer, and reducing as well the related sales and distribution costs for these products. We plan to continue the streamlining process going into 2009.

As of January 2008, sales of products which we produce at Polmos Bialystok and Bols to certain key accounts were moved from our distribution companies to the producer, Polmos Bialystok and Bols in order to reduce distribution costs. When a sale is reported directly from a producer, excise tax is eliminated from net sales and when a sale is made from a distribution company the sales are recorded gross with excise tax. Therefore the movement of the sales contracts from a distributor to the producer reduces the amount of net sales reported through the elimination of excise tax and also increases gross profit as a percent of sales. The impact of this sales reduction for the twelve months ended December 31, 2008 was $97.1 million.

Based upon average exchange rates for the twelve months ended December 31, 2008 and 2007, the Polish Zloty appreciated by approximately 13%. This resulted in an increase of $164.1 million of sales in U.S. Dollar terms. However, as discussed above, the Polish Zloty and Russian Ruble recently have depreciated sharply against the U.S. Dollar. As the Polish Zloty and Russian Ruble depreciate, sales will decrease in U.S. Dollar terms.

As a result of our recent acquisitions in Russia, we have moved to a segmental approach to our business split by our primary geographic locations of operations, Poland, Russia and Hungary. Included in the sales growth from acquisitions of $346.8 million was $297.9 million of sales related to the newly acquired Russian businesses of Parliament and Whitehall, which is reflected in our Russian Segment in the below table.

	Segment Net Revenues Twelve months ended December 31,
	2008	2007
Segment
Poland	$1,305,629	$1,152,601
Russia	$297,892	—
Hungary	$43,483	$37,221

Total Net Sales	$1,647,004	$1,189,822

Gross Profit

Total gross profit increased by approximately $173.3 million, to $422.1 million for the twelve months ended December 31, 2008, from $248.8 million for the twelve months ended December 31, 2007, reflecting sales growth for the factors noted above in the twelve months ended December 31, 2008. Gross margin increased from 20.9% of net sales for the twelve months ended December 31, 2007 to 25.6% of net sales for the twelve months ended December 31, 2008. Factors impacting our margins include improved sales mix, lower spirit costs, the impact of excise tax as described above as well as the consolidation of Parliament and Whitehall from the first quarter and second quarter of 2008 respectively. Parliament and Whitehall which, as producer and importer, operate on a higher gross profit margin than the Polish business, which is more heavily impacted by lower margin distribution operations. Margins were further improved from lower spirit pricing for the twelve months ended December 31, 2008 as well as the growth of the exclusive import brands.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debt. Total operating expenses increased by approximately 70.9%, or $92.7 million, from $130.7 million for the twelve months ended December 31, 2007 to $223.4 million for the twelve months ended December 31, 2008. Approximately $31.4 million of this increase resulted from the effects of the acquisition of Parliament in March 2008, approximately $24.9 million of this increase resulted from the effects of the acquisition of the Whitehall Group, approximately $5.5 million of this increase resulted from the effects of the acquisition of PHS completed in September 2007 and the remainder of the increase resulted primarily from the growth of the business and the impact of foreign exchange expenses as detailed below.

Operating expenses for twelve months ended December 31, 2007	$130,677
Increase from acquisitions	61,797
Increase from existing business growth	10,322
Impact of foreign exchange rates	20,577

Operating expenses for twelve months ended December 31, 2008	$223,373

The table below sets forth the items of operating expenses.

	Twelve Months Ended December 31,
	2008	2007
	($ in thousands)
S,G&A	$168,584	$106,401
Marketing.	43,954	16,937
Depreciation and amortization	10,835	7,339

Total operating expense	$223,373	$130,677

S,G&A increased by approximately 58.5%, or $62.2 million, from $106.4 million for the twelve months ended December 31, 2007 to $168.6 million for the twelve months ended December 31, 2008. Approximately $47.1 million of this increase resulted primarily from the effects of the acquisitions discussed above and the remainder of the increase resulted primarily from the growth of the business and the appreciation of the Polish Zloty against the U.S. Dollar. However, as discussed above, the Polish Zloty and Russian Ruble recently have depreciated sharply against the U.S. Dollar. As the Polish Zloty and Russian Ruble depreciate, S,G&A will decrease in U.S. Dollar terms. As a percent of sales, S,G&A has increased from 8.9% of net sales for the twelve months ended December 31, 2007 to 10.2% of net sales for the twelve months ended December 31, 2008.

Depreciation and amortization increased by approximately 47.9%, or $ 3.5 million, from $7.3 million for the twelve months ended December 31, 2007 to $10.8 million for the twelve months ended December 31, 2008. This increase resulted primarily from our existing business growth and the acquisitions of Parliament and Whitehall.

Operating Income

Total operating income increased by approximately 68.2%, or $80.6 million, from $118.1 million for the twelve months ended December 31, 2007 to $198.7 million for the twelve months ended December 31, 2008. Operating income as a percent of sales increased from 9.9% for the twelve months ended December 31, 2007 to 12.1% for the twelve months ended December 31, 2008. This increase resulted primarily from the factors described under “Net Sales” above. The table below summarizes the segmental split of operating profit.

	Operating Profit Twelve months ended December 31,
	2008	2007
Segment
Poland	$124,920	$116,862
Russia	73,374	—
Hungary	7,641	7,491
Corporate Overhead
General corporate overhead	(3,353)	(4,398)
Option Expense	(3,850)	(1,870)

Total Operating Profit	$198,732	$118,085

Income Tax

Our effective tax rate for the twelve months ending December 31, 2008 was 81.7%, which was driven by a combination of the blended statutory tax rates in the tax jurisdictions in which we operate, as well as a true up of our deferred tax asset. The Company has taken an additional non-cash provisions for tax loss carry forwards in the Carey Agri subsidiary. Due to the level of foreign exchange losses incurred in 2008 as described above, management has determined that a portion of prior period tax losses will not be utilized in the future. As of December 31, 2008, the Company has provided for approximately $7 million, or 50%, of the available tax loss carry forwards in its Carey Agri subsidiary. Effective January 1, 2009, the statutory tax rate in Russia has been reduced from 24% to 20%.

Minority Interests and Equity in Net Earnings

Minority interest for the twelve months ending December 31, 2008 relates mainly to minority stakes of 25% in Whitehall Group and 15% in Parliament.

Equity in net earnings for the twelve months ending December 31, 2008 include CEDC’s proportional share of net income from its investments accounted for under the equity method. This includes $8.5 million of income from the investment in the MHWH J.V. and $17.5 million of losses from the investment in the Russian Alcohol Group. Included in the results of the Russian Alcohol Group were non cash foreign exchange losses related to the revaluation of debt instruments denominated in U.S. Dollars.

Non Operating Income and Expenses

Total interest expense increased by approximately 40.8%, or $14.6 million, from $35.8 million for the twelve months ended December 31, 2007 to $50.4 million for the twelve months ended December 31, 2008. This increase resulted from a combination of additional borrowings to finance the purchase of Russian Alcohol Group shares completed in July 2008, the issuance of our Convertible Senior Notes to finance the Parliament acquisition and the Whitehall acquisition and increased interest rates in 2008 as compared to 2007.

The Company recognized $131.0 million of unrealized foreign exchange rate loss in the twelve months ended December 31, 2008, primarily related to the impact of movements in exchange rates on our Senior Secured and Senior Convertible Notes, as these borrowings have been lent down to entities that have the Polish Zloty as the functional currency, as compared to $23.9 million of gains for the twelve months ended December 31, 2007.

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

	Twelve months ended December 31, 2008	Twelve months ended December 31, 2007	Twelve months ended December 31, 2006
	($ in thousands)
Cash flow from operating activities	72,196	23,084	71,691
Cash flow used in investing activities	(667,928)	(159,122)	(41,922)
Cash flow from financing activities	646,210	56,923	60,786

Fiscal year 2008 cash flow

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Net cash provided by operating activities for the twelve months ended December 31, 2008 was $72.2 million as compared to $23.1 million for the twelve months ended December 31, 2007. The primary drivers for the change were overall growth in the business and improved working capital management. Working capital movements utilized $64.0 million of cash outflows for the twelve months ended December 31, 2008 as compared to $72.1 million of cash outflows for the twelve months ended December 31, 2007. Also included in working capital movements was a significant utilization of cash flow from the Parliament entities acquired in Russia which were newly formed legal entities with no receivables, inventory and accounts payable balances as of acquisition date. Therefore approximately $27 million was funded into the business during the 12 months ending December 31, 2008 in order to build up a normalized working capital base. Adding back the funding provided to the Parliament Group of $27 million, our adjusted cash flow from operations would have been $99.2 million. Additionally the company acquired 75% of the economic interest in the Whitehall Group in May 2008. Furthermore the first quarter of the year traditionally is the highest cash flow generation period and the last quarter traditionally is the highest cash utilization period. Therefore, in 2008 the Company experienced the higher cash utilization in the fourth quarter in connection with its Russian acquisitions, but not the higher cash generation in the first quarter.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets as well as proceeds from sales of fixed assets. Net cash used in investing activities for the twelve months ended December 31, 2008 was $667.9 million as compared to $159.1 million for the twelve months ended December 31, 2007. The primary cash outflows from investing activities for the twelve months ended December 31, 2008 were the cash consideration and expenses related to the Parliament, Whitehall and Russian Alcohol Group acquisitions and the acquisition of $103.5 million in subordinated exchangeable notes in connection with the investment in Russian Alcohol Group.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash provided by financing activities was $646.2 million for the twelve months ended December 31, 2008 as compared to $56.9 million for the twelve months ended December 31, 2007. The primary source of cash from financing activities was the Company’s offering of $310 million of Convertible Secured Notes to fund the Parliament and Whitehall acquisition, which resulted in net proceeds of $304.4 million, and the proceeds from the common equity offering of $233.8 million, which were used to fund the investment in the Russian Alcohol Group, completed in July 2008.

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

The Company’s Future Liquidity and Capital Resources

Financing Arrangements

Bank Facilities

As of December 31, 2008, $13.0 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis. As of December 31, 2008, the Company had utilized approximately $81.1 million of a multipurpose credit line agreement in connection with the 2007 tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company. The indebtedness under the credit line agreement matures on March 31, 2009, however a new credit agreement, with substantially the same terms and conditions of the existing credit facility, was signed on February 24, 2009 extending the facility to February 24, 2011. The Company also has received a firm bank commitment to roll over the short term working capital facility of approximately $32.4 million due March 31, 2009 to March 31, 2010.

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

Senior Secured Notes

In connection with the Bols and Polmos Bialystok acquisitions, on July 25, 2005 the Company completed the issuance of € 325 million 8% Senior Secured Notes due 2012. Interest is due semi-annually on the 25th of January and July, and the Senior Secured Notes are guaranteed on a senior basis by certain of the Company’s subsidiaries. The Indenture governing our Senior Secured Notes contains certain restrictive covenants, including covenants limiting the Company’s ability to: make certain payments, including dividends or other distributions, with respect to the share capital of the parent or its subsidiaries; incur or guarantee additional indebtedness or issue preferred stock; make certain investments; prepay or redeem subordinated debt or equity; create certain liens or enter into sale and leaseback transactions; engage in certain transactions with affiliates; sell assets or consolidate or merge with or into other companies; issue or sell share capital of certain subsidiaries; and enter into other lines of business.

During the twelve months ending December 31, 2008, the Company purchased on the open market and retired € 14.6 million of outstanding Senior Secured Notes.

As of December 31, 2008 and December 31, 2007, the Company had accrued interest of $12.0 million and $15.8 million respectively related to the Senior Secured Notes, with the next coupon due for payment on January 25, 2009. Total obligations under the Senior Secured Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method and fair value adjustments from the application of hedge accounting.

Senior Convertible Notes

On March 7, 2008, the Company completed the issuance of $310 million aggregate principal amount of 3% Convertible Senior Notes due 2013. Interest is due semi-annually on the 15th of March and September, beginning on September 15, 2008. The Convertible Senior Notes are convertible in certain circumstances into cash and, if applicable, shares of our common stock, based on an initial conversion rate of 14.7113 shares per

$1,000 principle amount, subject to certain adjustments. Upon conversion of the notes, the Company will deliver cash up to the aggregate principle amount of the notes to be converted and, at the election of the Company, cash and/or shares of common stock in respect to the remainder, if any, of the conversion obligation. The proceeds from the Convertible Notes were used to fund the cash portions of the acquisition of Copecresto Enterprises Limited and Whitehall. As of December 31, 2008 the Company had accrued interest included in other accrued liabilities of $2.7 million related to the Convertible Senior Notes, with the next coupon due for payment on March 15, 2009. Total obligations under the Convertible Senior Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method.

Equity Offerings

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

On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. Pursuant to the terms of this amendment, the Company paid to the seller $5,876,351 in cash, and issued to the seller 2,100,000 shares of its common stock, in settlement of a minimum share price guarantee by the Company. The Company is further obligated to make an additional cash payment of $2,000,000 on March 15, 2009. Deferred payments already due under the original Stock Purchase Agreement are to be paid with €8,050,411 due on June 15, 2009 and €8,303,630 due on September 15, 2009. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall, which represents an increase in the Company’s economic stake from 75% to 80%. Additionally, if, during the 210 day period immediately following the effectiveness of the registration statement the Company is obligated to file to register the shares of Company common stock obtained by the seller in this transaction, the seller sells any of the Company common stock it acquired in the transaction for an average sales price per share, weighted by volume, that is less than $12.03, per share, the Company must pay to the seller the excess, if any, of $12.03 over the volume weighted average sales price per share of the Company’s common stock on the day the sale took place, multiplied by the total number of shares sold. Finally, the Company may be obligated to make an additional cash payment to the seller, ranging from €0 to €1,500,000, based upon whether and to what extent the price of a share of the Company’s common stock exceeds $12.03 during that same 210 day period. If the Company must make any such payment, it will receive in return up to an additional 75 Class B shares, which represents up to an additional 1% economic stake of Whitehall, based on the size of the payment.

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

The Company’s primary uses of cash in the future will be to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions, including pursuant to existing arrangements described below. The Company expects to fund these requirements in the future with cash flows from its operating activities, cash on hand, the financing arrangements described above and other financing arrangements it may enter into from time to time. However, recent significant changes in market liquidity conditions resulting in a tightening in the credit markets and a reduction in the availability of debt and equity capital could impact our access to funding and our related funding costs (and we cannot provide assurances as to whether or on what terms such funding would be available), which could materially and adversely affect our ability to obtain and manage liquidity, to obtain additional capital and to restructure or refinance any of our existing debt.

Acquisitions—Purchase/Sale Rights

On March 13, 2008, the Company acquired 85% of the share capital of Copecresto Enterprises Limited, a producer and distributor of beverages in Russia, for $180,335,257 in cash and 2,238,806 shares of the Company’s common stock. In addition, on May 23, 2008, the Company’s subsidiary, Polmos Bialystok, closed on its acquisition of 50% minus one vote of the voting power and 75% of the economic interests in the Whitehall Group, a leading importer of premium spirits and wines in Russia, for $200 million in cash paid at closing, plus 843,524 shares of the Company’s common stock issued on October 21, 2008, plus an additional payment of $5,876,351 in cash and an additional issuance of 2,100,000 shares of the Company’s common stock, both made on February 24, 2009, as well as the obligation to make additional cash payments of $2,000,000 on March 15, €8,050,411 on June 15, 2009 and €8,303,630 on September 15, 2009, plus potential further cash payments based on the per share price of the Company’s common stock on a go-forward basis. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall, which represents an increases the Company’s economic stake from 75% to 80%. Finally, on July 9, 2008, the Company closed on its acquisition of approximately 47.5% of the common equity of a Cayman Islands company, referred to as Cayco, for approximately $181.5 million in cash, and purchased $103.5 million in subordinated exchangeable loan notes from a subsidiary of Cayco. Lion Capital LLP and certain of its affiliates and other financial investors own the remaining common equity of Cayco, which indirectly own approximately 88.4% of the outstanding equity of the Russian Alcohol Group. The Russian Alcohol Group, also referred to as “RAG,” is the leading vodka producer in Russia. The Company entered into shareholders’ agreements with the other shareholders of Copecresto, Whitehall and RAG, respectively, that include purchase and sale rights relating to the Company’s potential acquisition of the equity interests in these entities that are owned by the other shareholders thereof. The exercise of these rights could affect the Company’s liquidity.

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

Whitehall Acquisition

On May 23, 2008, the Company and certain of its affiliates, entered into, and closed upon, a Share Sale and Purchase Agreement and certain other agreements whereby the Company acquired shares representing 50% minus one vote of the voting power, and 75% of the economic interests, in the Whitehall Group. The Whitehall Group is a leading importer of premium spirits and wines in Russia. The aggregate consideration paid by the Company was $200 million, paid in cash at the closing. In addition, on October 21, 2008 the Company issued to the Seller 843,524 shares of its common stock, par value $0.01 per share.

On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. Pursuant to the terms of this amendment, the Company paid to the seller $5,876,351 in cash, and issued to the seller 2,100,000 shares of its common stock, in settlement of a minimum share price guarantee by the Company. The Company is further obligated to make an additional cash payment of $2,000,000 on March 15, 2009. Deferred payments already due under the original Stock Purchase Agreement are to be paid with €8,050,411 due on June 15, 2009 and €8,303,630 due on September 15, 2009. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall, which represents an increase in the Company’s economic stake from 75% to 80%. Additionally, if, during the 210 day period immediately following the effectiveness of the registration statement the Company is obligated to file to register the shares of Company common stock obtained by the seller in this transaction, the seller sells any of the Company common stock it acquired in the transaction for an average sales price per share, weighted by volume, that is less than $12.03, per share, the Company must pay to the seller the excess, if any, of $12.03 over the volume weighted average sales price per share of the Company’s common stock on the day the sale took place, multiplied by the total number of shares sold. Finally, the Company may be obligated to make an additional cash payment to the seller, ranging from €0 to €1,500,000, based upon whether and to what extent the price of a share of the Company’s common stock exceeds $12.03 during that same 210 day period. If the Company must make any such payment, it will receive in return up to an additional 75 Class B shares, which represents up to an additional 1% economic stake of Whitehall, based on the sized of the payment.

Pursuant to the Whitehall shareholders’ agreement, Polmos Bialystok has the right to purchase, and the other shareholder has the right to require Polmos Bialystok to purchase, all (but not less than all) of the shares of Whitehall capital stock held by such shareholder. Either of these rights may be exercised at any time, subject, in certain circumstances, to the consent of third parties. The aggregate price that the Company would be required to pay in the event either of these rights is exercised will fall within a range determined based on Whitehall’s EBIT as well as the EBIT of certain related businesses, during two separate periods: (1) the period from January 1, 2008 through the end of the year in which the right is exercised, and (2) the two full financial years immediately preceding the end of the year in which the right is exercised, plus, in each case, the time-adjusted value of any dividends paid by Whitehall. Subject to certain limited exceptions, the exercise price will be (A) no less than the future value as of the date of exercise of $32.0 million and (B) no more than the future value as of the date of exercise of $89.0 million, plus, in each case, the time-adjusted value of any dividends paid by Whitehall.

Russian Alcohol Group Acquisition

Pursuant to the RAG shareholders’ agreement, the Company has the right to purchase, and Cayco has the right to require the Company to purchase, all (but not less than all) of the outstanding capital stock of a majority-owned subsidiary of Cayco held by Cayco, which in either case would give the Company indirect control over RAG.

The Company’s right is exercisable during two 45-day periods, the first commencing on the later of (1) the date that the audited 2009 Operating Group accounts are approved by Cayco Sub and (2) the date on which all earnout payments that are payable in connection with the acquisition of RAG have been paid, which period is referred to as the “2010 Period”, and the second commencing on the date that the audited 2010 Operating Group accounts are approved by Cayco Sub, which period is referred to as the “2011 Period”. The Company’s right may be extended after the end of the 2011 Period in a limited circumstance to a period commencing on the date that the audited 2011 Operating Group accounts are approved by Cayco Sub, which period is referred to as the “2012 Period”. If the Company exercises its right, Cayco will be obligated to exercise its drag-along rights under the shareholders agreement governing Cayco Sub to cause the transfer to the Company, on the same terms, the remaining capital stock of Cayco Sub not held by Cayco. Cayco’s right will be exercisable during the 2010 Period and the 2011 Period and will expire one day after the end of the 2011 Period, and will be extended if the Company’s right is extended to the 2012 Period.

The price the Company would be required to pay in the event either of these rights is exercised will be equal to the adjusted equity value of Russian Alcohol Group, determined based on EBITDA multiplied by the product of Cayco’s ownership percentage and 14.05, 13.14, or 12.80, depending on when the right is exercised, less the debt of Russian Alcohol Group plus certain adjustments for cash and working capital. That price, however, in the case of the Company’s right, is subject to a floor equal to the total original euro equivalent amount (based upon a exchange rate of 1.57) invested by the other party in Cayco multiplied by 2.05 in 2010 or 2.20 in 2009 and converted back to U.S. dollars at the spot rate at the time, depending on when the right is exercised (in either case less any dividends or distributions actually received). Russian Alcohol Group has approximately $200 million of net indebtedness in place that, following any exercise of the Company’s or Cayco’s rights described above, may be required to be refinanced or retired by the terms of our other indebtedness. The Company’s management estimates that the amount the Company would be required to pay would be between $350 million and $650 million (payable in mid- 2010) if the above rights are exercised. This estimate is based on currently available information and management’s current views with respect to future events and the future financial performance of Russian Alcohol Group, as of the date hereof. These estimates, projections and views are subject to risks and uncertainties that may cause actual results to differ from management’s current estimates, projections and views, including the effects of fluctuations in currency valuations between the U.S. dollar and the Russian ruble and U.S. dollar and Euro, and the risks and uncertainties identified in the Company’s filings with the Securities and Exchange Commission.

We are engaged in discussions with Lion Capital to restructure the current agreement regarding the buyout of the remaining 58% stake in the Russian Alcohol Group, the largest spirit producer in Russia. Although the discussions are not final, and remain subject to further legal, accounting and tax analysis, as well as board approval, we are in general agreement with Lion Capital on the main commercial objectives. We expect an agreement would include a fixed price for the remaining 58% interest in the Russian Alcohol Group that we do not own (including the conversion of our $103.5 million plus accrued interest of loan notes) at a valuation that is more reflective of current market conditions and the positive sales performance of the business. Our payments would be spread out over 5 years ending in the year 2013, with smaller payments for 2009 and 2013 and more equal payments from years 2010 to 2012, and we would agree to certain security arrangements to Lion. We would not take control over the Russian Alcohol Group until 2011, though we would receive significantly enhanced minority rights. We would expect to finance the transaction over the 5 years through a combination of cash, debt and equity. We cannot provide any assurances as to whether, or on what terms, we may reach an agreement to restructure our arrangements in respect of the Russian Alcohol Group.

In the event that the Company is required to refinance or retire the indebtedness described above, and/or acquires the capital stock of Copecresto, Whitehall or Cayco Sub, such transactions would be financed through additional sources of debt or equity funding. We cannot provide assurances as to whether or on what terms such funding would be available.

Capital Expenditure

Our net capital expenditure on tangible fixed assets for the twelve months ending December 31, 2008, 2007, and 2006 was $15.6 million, $23.1 million and $9.7 million, respectively. Capital expenditures during the twelve months ended December 31, 2008 were used primarily for production equipment and fleet. Capital expenditures during the twelve months ended December 31, 2007 were used primarily for investments in rectification of approximately $16 million, as well as fleet, information systems and plant maintenance. Capital expenditures during the twelve months ended December 31, 2006 were used primarily for investments in fleet, information systems and plant maintenance.

We have estimated that maintenance capital expenditure for 2009, 2010 and 2011 for our existing business combined with our acquired businesses will be approximately $8.0 to $12.0 million per year. Future capital expenditure is expected to be used for our continued investment in information technology, trucks, and routine improvements to production facilities. Pursuant to our acquisition of Polmos Bialystok, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish Zloty (approximately $26.2 million based on year end exchange rate) during the five years after the consummation of the acquisition. As of December 31, 2008 the company has completed 80% of these investment commitments.

A substantial portion of these future capital expenditure amounts are discretionary, and we may adjust spending in any period according to our needs. We currently intend to finance all of our capital expenditure through cash generated from operating activities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(unaudited) ($ in thousands)
Long-term debt obligations	$826,482	$—	$155,510	$670,972	$—
Interest on long-term debt	164,896	45,218	86,858	32,820
Short-term debt obligations	109,552	109,552	—	—	—
Deferred payments related to acquisitions	42,819	41,087	1,732	—	—
Operating leases	18,784	4,631	8,438	5,715	—
Capital leases	4,579	2,385	2,194	—	—
Contracts with suppliers	8,636	3,499	4,683	454	—

Total	$1,175,748	$206,372	$259,415	$709,961	$—

Effects of Inflation and Foreign Currency Movements

Actual inflation in Poland was 4.2% in 2008, compared to inflation of 2.5% in 2007.

Substantially all of Company’s operating cash flows and assets are denominated in Polish Zloty, Russian Ruble and Hungarian Forint. This means that the Company is exposed to translation movements both on its balance sheet and income statement. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the income statement is by the movement of the average exchange rate used to restate the income statement from Polish Zloty, Russian Ruble and Hungarian Forint to U.S. Dollars. The amounts shown as exchange rate gains or losses on the face of the income statement relate only to realized gains or losses on transactions that are not denominated in Polish Zloty, Russian Ruble or Hungarian Forint.

The average Zloty/Dollar exchange rate used to create our income statement appreciated by approximately 13%. The actual year end Zloty/Dollar exchange rate used to create our balance sheet depreciated by approximately 22% as compared to December 31, 2007.

However, as discussed above, recently the Polish Zloty and Russian Ruble have depreciated sharply against the U.S. Dollar. From September 2008 to February 2009, the Polish Zloty depreciated by approximately 50% against the U.S. Dollar, and the Russian Ruble depreciated by approximately 45% against the U.S. Dollar. Should this trend continue, our results of operations may be negatively impacted due to a reduction in revenue in U.S. Dollar terms from the currency translation effects of that depreciation. This may be partially offset by a similar decrease in costs in U.S. Dollar terms. Conversely if the trend reverses our results of operations may be positively impacted due to an increase in revenue in U.S. Dollar terms from the currency translation effects of that appreciation.

As a result of the issuance of the Company’s Senior Secured Notes due 2012 of which €245 million in principal amount is currently outstanding, we are exposed to foreign exchange movements. Movements in the EUR-Polish Zloty exchange rate will require us to revalue our liability on the Senior Secured Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. Every one percent movement in the EUR-Polish Zloty exchange rate will have an approximate $3.5 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company. In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of December 31, 2008, the Company had outstanding a hedge contract for a seven year interest rate swap agreement. The swap agreement exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the six month Euribor rate plus a margin.

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

The effect of having debt denominated in currencies other than the Company’s functional currencies (primarily the Company’s Senior Secured Notes and Senior Convertible Notes) is to increase or decrease the value of the Company’s liabilities on that debt in terms of the Company’s functional currencies when those functional currencies depreciate or appreciate in value, respectively. As the Polish Zloty and Russian Ruble have fallen in value in recent months, the conversion of these U.S. Dollars or Euro liabilities in the subsidiaries of CEDC that have the Polish Zloty or Russian Ruble as their functional currency will require an increased valuation of that liability in the functional currency. This revaluation impacts the Company’s results of operations through the recognition of unrealized non cash foreign exchange rate gains or losses in our results of operations. In the case of the Senior Secured Notes and Senior Convertible Notes the full principal amount is due in 2012 and 2013 respectively; therefore, final local currency obligations will only be recognized then as a realized gain or loss.

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

Revenue Recognition

Revenues of the Company include sales of its own produced spirit brands, imported wine, beer and spirit brands as well as other third party alcoholic products purchased locally in Poland, the sale of each of these revenues streams are all processed and accounted for in the same manner. For all of its sources of revenue, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price charged is fixed or determinable and collectability is reasonably assured. This generally means that revenue is recognized when title to the products are transferred to our customers. In particular, title usually transfers upon shipment to or receipt at our customers’ locations, as determined by the specific sales terms of the transactions.

Sales are stated net of sales tax (VAT) and reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional listing fees and advertising allowances, cash discounts and rebates. Net sales revenue includes excise tax except in the case where the sales are made from the production unit, in which case it is recorded net of excise tax.

Goodwill and Intangibles

Following the adoption of SFAS 141 and SFAS 142, goodwill and certain intangible assets having indefinite lives are no longer subject to amortization. Their book values are tested annually for impairment, or more frequently, if facts and circumstances indicate the need. Fair value measurement techniques, such as the discounted cash flow methodology, are utilized to assess potential impairments. The testing is performed at each reporting unit level. In the discounted cash flow method, the Company discounts forecasted performance plans to their present value. The discount rate utilized is the weighted average cost of capital for the reporting unit. US GAAP requires the impairment test to be performed in two stages. If the first stage does not indicate that the carrying values of the reporting units exceed the fair values, the second stage is not required. When the first stage indicates potential impairment, the company has to complete the second stage of the impairment test and compare the implied fair value of the reporting units’ goodwill to the corresponding carrying value of goodwill.

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

In connection with Parliament acquisition the Company has included in non-amortizable intangible assets the valuation of the Parliament trademark, which was capitalized as part of the purchase price allocation process. As this brand is well established it has been assessed to have an indefinite life. This trademark right will not be amortized; however, management assesses it at least once a year for impairment.

In order to perform the test of the impairment for goodwill and indefinite lived intangible assets, it requires the use of estimates. We based our calculations as at December 31, 2008 on the following assumptions:

•

Risk free rates for Poland, Russia and Hungary used for calculation of discount rate were based upon current market rates of long term Polish Government Bonds rates, long term Russian Government Bonds rates and long term Hungarian Government Bonds. When estimating discount rates to be used for the calculation we have taken into account current market conditions in Poland, Russia and Hungary separately. As a result of our assumptions and calculations, we have determined discount rates of 8.81%, 14.24% and 14.56% for Poland, Russia and Hungary, respectively. Factoring in a deviation of 10% for the discount rate as compared to management’s estimate, there would still be no need for an impairment charge against goodwill.

•	We have tested goodwill for impairment separately for the following reporting units: Vodka Production, Domestic Distribution, Hungary Distribution, Parliament Group and Whitehall Group.

•	We estimated the growth rates in projecting cash flows for each of our reporting generating unit separately, based on a detailed five year plan related to each reporting unit.

Taking into account estimations supporting our calculations under current market trends and conditions we believe that no impairment charge is considered necessary through the date of the accompanying financial statements.

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

Involvement of the Company in variable interest entities(“VIEs”) and continuing involvement with transferred financial assets.

On May 23, 2008, the Company and certain of its affiliates, entered into, and closed upon, a Share Sale and Purchase Agreement and certain other agreements whereby the Company acquired shares representing 50% minus one vote of the voting power, and 75% of the economic interests, in the Whitehall Group.

Transfers of Financial Assets

Except for the amount of $7.5 million that was lent at market rates as a working capital by the Company to the Whitehall Group there were no transfers of financial assets to VIE as the Whitehall Group is a self financing body. Including the $7.5 million transfer, the Company does not have any continuing involvement with transferred financial assets that allow the transferors to receive cash flows or other benefits from the assets or requires the transferors to provide cash flows or other assets in relation to the transferred financial assets.

Variable Interest Entities

CEDC consolidated the Whitehall Group as a business combination as of May 23, 2008, on the basis that the Whitehall Group is a Variable Interest Entity (“VIE”) and the Company has been assessed as being the primary beneficiary. Included within the Whitehall Group is a 50/50 joint venture with Möet Henessy. This joint venture is accounted for using the equity method and is recorded on the face of the balance sheet in investments with minority interest initially recorded at fair value on the face of the balance sheet. The current term of the joint venture is until June 2013 at which point the Whitehall Group will have the option to acquire the remaining shares of the entity.

Based upon the review of Paragraph 4 CEDC management has concluded that its interest in Puella Enterprises, the special purpose vehicle (“SPV”), being a Cyprus company in which CEDC has 49.9% voting power, would not fall under any of scope exceptions. Therefore CEDC has evaluated whether the SPV is a variable interest entity under the provisions of paragraph 5 and thus the SPV subject to consolidation accounting.

In determining the accounting treatment if the Whitehall Group is a VIE and needs to be consolidated by CEDC, we considered the conditions outlined in Paragraphs 5 (a), (b), or (c) of FIN 46R.

•

Paragraph 5(a)—Equity Investment at Risk—We concluded that the SPV would not meet the requirement of a VIE based upon paragraph 5(a) as the interest would be classified as equity under US GAAP, the at risk equity is sufficient to permit the entity to finance its activities. Neither equity holder will provide any additional material capital into the SPV. The SPV will be utilized solely as a holding company with its economics determined by the underlying Whitehall Group.

•

Paragraph 5(b)—Controlling Financial Interests—Both shareholders, Mark Kaufmann acting through a Jersey trust (“the Trust”) and CEDC, are able to direct the activities and operations of the Whitehall Group through their roles on the Board of Directors and their responsibilities for selection of executive level officers. However, the ultimate obligation to absorb losses of the entity or right to receive the residual benefits will lie with CEDC at the time the put/call term ends. Should the business not perform, the Trust will have the right to put his shares to CEDC with a pre-agreed floor on the value of the put option. Thus the Company is at risk of absorbing a greater portion of losses upon the Trust’s exit than the Trust itself. Conversely at the end of the term, CEDC can call and if the business has over performed, the amount paid to the Trust on the call is capped at a pre-agreed amount. As such, because the Trust is both limited in its losses and returns through the terms of the put/call with caps and floors, this criterion is met and would cause Whitehall Group to be considered a VIE.

•

Paragraph 5(c)—Disproportionate Voting Rights—The voting rights of the Trust and CEDC (50.1% and 49.9%) are not proportionate to their economic interests (25% and 75%). In this structure, it appears CEDC has disproportionately fewer voting rights in relation to its economic rights.

Further, the below activities of the entity that are more closely associated with the activities of CEDC, thereby having substantially of the entity’s activities conducted on its behalf. As CEDC has disproportionately fewer rights while substantially all of Whitehall Group’s activities are for CEDC, this would indicate that Whitehall Group lacks characteristic:

•	The operations of Whitehall Group are substantially similar in nature to the activities of CEDC;

•	CEDC has a call option to purchase the interests of the other investors in the entity;

•	The Trust has an option to put his interests to CEDC.

Both the Trust and CEDC are precluded from transferring its interests in the SPV to any third-party without consent from the other party. Transfers are subject to an absolute other party discretion standard, other than limited permitted transfers (i.e., to affiliates). As such, it appears a de facto relationship exists.

The primary factor to be considered here is the design and intent of the variable interest entity. The SPV that holds the Whitehall Group and the related shareholders agreement were created with the clear intent to maximize the financial exposure that CEDC has to the Whitehall Group business and to ultimately allow CEDC to take full control of the business in 2012. CEDC bears the greatest level of economic share of the entities performance, both in terms of profit allocation (75%) and valuation of the put/call option at the end with a clear floor and cap on payment. The put/call structure in place provide near assurance that at the end of the term CEDC will take full ownership of the business. Should the business perform at or above plan, CEDC valuation is capped therefore would elect to call, and should the business under perform, the Trust will put the shares receiving the guaranteed minimum valuation.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which the Company will adopt on January 1, 2009. SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51) and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the accounting for future ownership changes with respect to those subsidiaries. The most significant impact of the standard, at adoption, will be to retrospectively reclassify our minority interests ($48 million at December 31, 2008) from a liability to a separate component of stockholders equity and to retrospectively reclassify income from minority interests from a component of net income to income attributable to the parent company ($10 million for the year ended December 31, 2008) which will be presented below net income. All other components of SFAS 160 will be applied prospectively.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of SFAS No. 133”. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for us on January 1, 2009. We are in the process of evaluating the new disclosure requirements under SFAS 161.

In May 2008, the FASB issued FSP APB 14-1, which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will impact the accounting associated with our $310.0 million senior convertible notes. This FSP will require us to recognize significant additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it requires recognizing interest expense in prior periods pursuant to the retrospective accounting treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 (our fiscal 2009) and early adoption is not permitted. We are currently evaluating the impact on our financial statements of applying the provisions of FSP APB 14-1. Assuming applicable market rate, we would be required to record additional non-cash interest expense of approximately $3.7 million annually. On a retrospective basis we would be required to reflect additional non-cash interest of approximately $2.8 million for fiscal 2008.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Our operations are conducted primarily in Poland and Russia and our functional currencies are primarily the Polish Zloty, Hungarian Forint and Russian Ruble and the reporting currency is the U.S. Dollar. Our financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, inventories, bank loans, overdraft facilities and long-term debt. All of the monetary assets represented by these financial instruments are located in Poland. Consequently, they are subject to currency translation movements when reporting in U.S. Dollars.

If the U.S. Dollar increases in value against the Polish Zloty, Russian Ruble or Hungarian Forint, the value in U.S. Dollars of assets, liabilities, revenues and expenses originally recorded in Polish Zloty, Russian Ruble or Hungarian Forint will decrease. Conversely, if the U.S. Dollar decreases in value against the Polish Zloty, Russian Ruble or Hungarian Forint, the value in U.S. Dollars of assets, liabilities, revenues and expenses originally recorded in Polish Zloty, Russian Ruble or Hungarian Forint will increase. Thus, increases and decreases in the value of the U.S. Dollar can have a material impact on the value in U.S. Dollars of our non-U.S. Dollar assets, liabilities, revenues and expenses, even if the value of these items has not changed in their original currency.

As discussed above, recently the Polish Zloty and Russian Ruble have depreciated sharply against the U.S. Dollar. Should this trend continue, our results of operations may be negatively impacted due to a reduction in revenue in U.S. Dollar terms from the currency translation effects of that depreciation. This may be partly offset by a similar decrease in costs in U.S. Dollar terms. Conversely if the trend reverses our results of operations may be positively impacted due to an increase in revenue in U.S. Dollar terms from the currency translation effects of that appreciation.

Our commercial foreign exchange exposure mainly arises from the fact that substantially all of our revenues are denominated in Polish Zloty, our Senior Secured Notes are denominated in Euros and our Senior Convertible Notes are denominated in US Dollars. This debt has been on-lent to the operating subsidiary level in Poland, thus exposing the Company to movements in the EUR/Polish Zloty and USD/Polish Zloty exchange rate. Every one percent movement in the EUR-Polish Zloty exchange rate will have an approximate $3.5 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company. Every one percent movement in the USD-Polish Zloty exchange rate will have an approximate $3.0 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company.

As a result of the remaining outstanding €245.44 million Senior Secured Notes and our $310 million of Senior Convertible Notes which have been on-lent to Polish Zloty operating companies, we are exposed to foreign exchange movements. Movements in the EUR/Polish Zloty and USD/Polish Zloty exchange rate will require us to revalue our liability accordingly, the impact of which will be reflected in the results of the Company’s operations.

In order to manage the cash flow impact of foreign exchange changes, the Company has entered into certain hedge agreements. As of December 31, 2008, the Company had outstanding a hedge contract for a seven year interest rate swap agreement hedging 245.4 million EUR of the Senior Secured Notes. The swap agreement exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. Any changes in Euribor will result in a change in the interest expense. Each basis point move in Euribor will result in an increase or a decrease in annual interest expense of €24,544.

In January 2009, the remaining portion of the IRS hedge related to the Senior Secured Notes was closed and written off with a net cash settlement of approximately $1.9 million.

The effect of having debt denominated in currencies other than the Company’s functional currencies (as the Company’s Senior Secured Notes and Senior Convertible Notes are) is to increase the value of the Company’s liabilities on that debt in terms of the Company’s functional currencies when those functional currencies depreciate in value. As the Polish Zloty and Russian Ruble have fallen in value in recent months, the value of the Company’s liabilities on the Senior Secured Notes and Senior Convertible Notes has increased, which impacts the Company’s results of operations through the recognition of significant non cash unrealized foreign exchange rate losses.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Central European Distribution Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Central European Distribution Corporation and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits (which were integrated audits in 2008 and 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, Management has excluded the Parliament Group and the Whitehall Group from its assessment of internal controls over financial reporting as of December 31, 2008, because these companies were acquired by the Company in purchase business combinations during the year ended December 31, 2008. The Parliament Group is a subsidiary of the Company that is controlled by ownership of a majority voting interest, whose total assets and total revenues represent 9.10% and 7.88%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2008. With respect to the Whitehall Group, the Company acquired shares representing 50% minus one vote of the voting power, and 75% of the economic interest. Total assets and total revenues of the Whitehall Group represent 9.07% and 10.21%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2008.

PricewaterhouseCoopers Sp. z o.o.

Warsaw, Poland

March 2, 2009

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET

Amounts in columns expressed in thousands

(except share information)

	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$107,601	$87,867
Accounts receivable, net of allowance for doubtful accounts of $22,155 and $29,277 respectively
	430,683	316,277
Inventories	180,304	141,272
Prepaid expenses and other current assets	22,894	16,536
Deferred income taxes	24,386	5,141

Total Current Assets	765,868	567,093

Intangible assets, net	570,505	545,697
Goodwill, net	745,256	577,282
Property, plant and equipment, net	92,221	79,979
Deferred income taxes	12,886	11,407
Equity method investment in affiliates	189,243	—
Subordinated intercompany loans	107,707	—
Other assets	—	710

	1,717,818	1,215,075

Total Assets	$2,483,686	$1,782,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$234,948	$172,340
Bank loans and overdraft facilities	109,552	42,785
Income taxes payable	7,227	5,408
Taxes other than income taxes	125,774	101,929
Other accrued liabilities	80,270	71,959
Current portions of obligations under capital leases	2,385	1,759

Total Current Liabilities	560,156	396,180

Long-term debt, less current maturities	170,510	122,952
Long-term obligations under capital leases	2,194	2,708
Long-term obligations under Senior Notes	650,243	344,298
Deferred income taxes	106,486	100,113

Total Long Term Liabilities	929,433	570,071
Minority interests	48,248	481

Stockholders’ Equity
Common Stock ($0.01 par value, 80,000,000 shares authorized, 47,344,874 and 40,566,096 shares issued at December 31, 2008 and 2007, respectively)	473	406
Additional paid-in-capital	803,703	429,554
Retained earnings	188,595	205,186
Accumulated other comprehensive income	(46,772)	180,440
Less Treasury Stock at cost (246,037 shares at December 31, 2008 and 2007, respectively)
	(150)	(150)

Total Stockholders’ Equity	945,849	815,436

Total Liabilities and Stockholders’ Equity	$2,483,686	$1,782,168

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

Amounts in columns expressed in thousands

(except per share information)

	Year ended December 31,
	2008	2007	2006
Sales	$2,136,570	$1,483,344	$1,193,248
Excise taxes	(489,566)	(293,522)	(249,140)
Net Sales	1,647,004	1,189,822	944,108
Cost of goods sold	1,224,899	941,060	745,721

Gross Profit	422,105	248,762	198,387

Operating expenses	223,373	130,677	106,805

Operating Income	198,732	118,085	91,582

Non operating income / (expense), net
Interest (expense), net	(50,360)	(35,829)	(31,750)
Other financial (expense), net	(132,936)	13,594	17,212
Other non operating income / (expense), net	410	(1,770)	1,119

Income before taxes	15,846	94,080	78,163

Income tax expense	12,952	15,910	13,986

Minority interests	10,483	1,068	8,727

Equity in net earnings of affiliates	(9,002)	—	—

Net income	($16,591)	$77,102	$55,450

Net income per share of common stock, basic	($0.38)	$1.93	$1.55

Net income per share of common stock, diluted	($0.38)	$1.91	$1.53

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

Amounts in columns expressed in thousands

(except per share information)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumu- lated other comprehen- sive income	Total
	Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2005	23,885	$239	164	($150)	$296,574	$72,634	$5,645	$374,942

Net income for 2006	—	—			—	55,450	—	55,450
Foreign currency translation adjustment	—	—			—	—	12,022	12,022

Comprehensive income for 2006	—	—			—	55,450	12,022	67,472
Contractual compensation	2	—			57			57
Effect of stock split June 12, 2006	11,977	120	82		(120)			—
Common stock issued in public placement	2,550	26			71,571			71,597
Common stock issued in connection with options	274	2			6,729	—		6,731
Common stock issued in connection with acquisitions	4	—			161	—	—	161
Other					13			13
Balance at December 31, 2006	38,692	$387	246	($150)	$374,985	$128,084	$17,667	$520,973

Net income for 2007	—	—	—	—	—	77,102	—	77,102
Foreign currency translation adjustment	—	—	—	—	—	—	162,773	162,773

Comprehensive income for 2007	—	—	—	—	—	77,102	162,773	239,875
Common stock issued in public placement	1,554	16	—	—	42,338	—	—	42,354
Common stock issued in connection with options	272	3	—	—	5,538	—	—	5,541
Common stock issued in connection with acquisitions	48	0	—	—	1,693	—	—	1,693
Refundable purchase price related to Botapol acquisition	—	—	—	—	5,000	—	—	5,000
Balance at December 31, 2007	40,566	$406	246	($150)	$429,554	$205,186	$180,440	$815,436

Net income for 2008	—	—	—	—	—	(16,591)	—	(16,591)
Foreign currency translation adjustment	—	—	—	—	—	—	(227,212)	(227,212)

Comprehensive income for 2008	—	—	—	—	—	(16,591)	(227,212)	(243,803)
Common stock issued in public placement	3,576	36	—	—	233,809	—	—	233,845
Common stock issued in connection with options	121	1	—	—	5,739	—	—	5,740
Common stock issued in connection with acquisitions	3,082	30	—	—	134,601	—	—	134,631
Balance at December 31, 2008	47,345	$473	246	($150)	$803,703	$188,595	($46,772)	$945,849

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

Amounts in columns expressed in thousands

	Twelve months ended December 31,
	2008	2007	2006
CASH FLOW
Operating Activities
Net income	($16,591)	$77,102	$55,450
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	14,786	9,968	8,739
Deferred income taxes	(19,282)	9,957	2,205
Minority interests	10,483	1,044	8,727
Hedge valuation	—	—	(13,118)
Unrealized foreign exchange (gains) / losses	133,528	(23,940)	(3,274)
Cost of debt extinguishment	1,156	11,864	—
Stock options expense	3,850	1,866	1,908
Equity income in affiliates	9,002	—	—
Other non cash items	(693)	7,308	1,079
Changes in operating assets and liabilities:
Accounts receivable	(121,589)	(38,812)	(7,554)
Inventories	(41,712)	(21,986)	(3,165)
Prepayments and other current assets	17,100	5,865	(2,026)
Trade accounts payable	62,459	(880)	8,123
Other accrued liabilities and payables	19,699	(16,272)	14,597

Net Cash provided by Operating Activities	72,196	23,084	71,691

Investing Activities
Investment in fixed assets	(22,572)	(25,787)	(11,713)
Proceeds from the disposal of fixed assets	6,943	2,670	2,045
Investment in trademarks	—	—	(1,210)
Purchase of financial assets	(103,500)	—	—
Proceeds from the disposal of financial assets	—	—	4,784
Refundable purchase price related to Botapol acquisition	—	5,000	—
Acquisitions of subsidiaries, net of cash acquired	(548,799)	(141,005)	(35,828)

Net Cash used in Investing Activities	(667,928)	(159,122)	(41,922)

Financing Activities
Borrowings on bank loans and overdraft facility	120,586	13,225	15,379
Borrowings on long-term bank loans	43,192	122,508	—
Payment of bank loans and overdraft facility	(31,935)	(30,153)	(21,526)
Payment of long-term borrowings	—	8	(3)
Payment of Senior Secured Notes	(26,996)	(95,440)	—
Hedge closure	—	—	(7,323)
Movements in capital leases payable	1,216	445	(2,232)
Issuance of shares in public placement	233,845	42,354	71,719
Net Borrowings on Convertible Senior Notes	304,403	—	—
Options exercised	1,899	3,976	4,772

Net Cash provided by Financing Activities	646,210	56,923	60,786

Currency effect on brought forward cash balances	(30,744)	7,620	8,062
Net Increase / (Decrease) in Cash	19,734	(71,495)	98,617
Cash and cash equivalents at beginning of period	87,867	159,362	60,745

Cash and cash equivalents at end of period	$107,601	$87,867	$159,362

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$134,631	$1,693	$161

Supplemental disclosures of cash flow information
Interest paid	$55,426	$40,136	$37,256
Income tax paid	$33,919	$21,362	$11,980

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

Goodwill

Following the adoption of SFAS 141 and SFAS 142, goodwill and certain intangible assets having indefinite lives are no longer subject to amortization. Their book values are tested annually for impairment, or more frequently, if facts and circumstances indicate the need. Fair value measurement techniques, such as the discounted cash flow methodology, are utilized to assess potential impairments. The testing is performed at each reporting unit level. In the discounted cash flow method, the Company discounts forecasted performance plans to their present value. The discount rate utilized is the weighted average cost of capital for the reporting unit. US GAAP requires the impairment test to be performed in two stages. If the first stage does not indicate that the carrying values of the reporting units exceed the fair values, the second stage is not required. When the first stage indicates potential impairment, the company has to complete the second stage of the impairment test and compare the implied fair value of the reporting units’ goodwill to the corresponding carrying value of goodwill.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

Involvement of the Company in variable interest entities (“VIEs”) and continuing involvement with transferred financial assets.

On May 23, 2008, the Company and certain of its affiliates, entered into, and closed upon, a Share Sale and Purchase Agreement and certain other agreements whereby the Company acquired shares representing 50% minus one vote of the voting power, and 75% of the economic interests, in the Whitehall Group (“the Whitehall Acquisition”).

Transfers of Financial Assets

Except for the amount of $7.5 million that was lent at market rates as a working capital by the Company to the Whitehall Group there were no transfers of financial assets to VIE as the Whitehall Group is a self financing body. Including the $7.5 million transfer, the Company does not have any continuing involvement with transferred financial assets that allow the transferors to receive cash flows or other benefits from the assets or requires the transferors to provide cash flows or other assets in relation to the transferred financial assets.

Variable Interest Entities

CEDC consolidated the Whitehall Group as a business combination as of May 23, 2008, on the basis that the Whitehall Group is a Variable Interest Entity (“VIE”) and the Company has been assessed as being the primary beneficiary. Included within the Whitehall Group is a 50/50 joint venture with Möet Henessy. This joint venture is accounted for using the equity method and is recorded on the face of the balance sheet in investments with minority interest initially recorded at fair value on the face of the balance sheet. The current term of the joint venture is until June 2013 at which point the Whitehall Group will have the option to acquire the remaining shares of the entity.

Based upon the review of Paragraph 4 CEDC management has concluded that its interest in Puella Enterprises, the special purpose vehicle (“SPV”), being a Cyprus company in which CEDC has 49.9% voting power, would not fall under any of scope exceptions. Therefore CEDC has evaluated whether the SPV is a variable interest entity under the provisions of paragraph 5 and thus the SPV subject to consolidation accounting.

In determining the accounting treatment if the Whitehall Group is a VIE and needs to be consolidated by CEDC, we considered the conditions outlined in Paragraphs 5 (a), (b), or (c) of FIN 46R.

•

Paragraph 5(a)—Equity Investment at Risk—We concluded that the SPV would not meet the requirement of a VIE based upon paragraph 5(a) as the interest would be classified as equity under US GAAP, the at risk equity is sufficient to permit the entity to finance its activities. Neither equity holder will provide any additional material capital into the SPV. The SPV will be utilized solely as a holding company with its economics determined by the underlying Whitehall Group.

•

Paragraph 5(b)—Controlling Financial Interests—Both shareholders, Mark Kaufmann acting through a Jersey trust (“the Trust”) and CEDC, are able to direct the activities and operations of the Whitehall Group through their roles on the Board of Directors and their responsibilities for selection of executive level officers. However, the ultimate obligation to absorb losses of the entity or right to receive the residual benefits will lie with CEDC at the time the put/call term ends. Should the business not perform, the Trust will have the right to put his shares to CEDC with a pre-agreed floor on the value of the put option. Thus the Company is at risk of absorbing a greater portion of losses upon the Trust’s exit than the Trust itself. Conversely at the end of the term, CEDC can call and if the business has over performed, the amount paid to the Trust on the call is capped at a pre-agreed amount. As such, because the Trust is both limited in its losses and returns through the terms of the put/call with caps and floors, this criterion is met and would cause Whitehall Group to be considered a VIE.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

•

Paragraph 5(c)—Disproportionate Voting Rights—The voting rights of the Trust and CEDC (50.1% and 49.9%) are not proportionate to their economic interests (25% and 75%). In this structure, it appears CEDC has disproportionately fewer voting rights in relation to its economic rights.

Further, the below activities of the entity that are more closely associated with the activities of CEDC, thereby having substantially of the entity’s activities conducted on its behalf. As CEDC has disproportionately fewer rights while substantially all of Whitehall Group’s activities are for CEDC, this would indicate that Whitehall Group lacks characteristic:

•	The operations of Whitehall Group are substantially similar in nature to the activities of CEDC;

•	CEDC has a call option to purchase the interests of the other investors in the entity;

•	The Trust has an option to put his interests to CEDC.

Both the Trust and CEDC are precluded from transferring its interests in the SPV to any third-party without consent from the other party. Transfers are subject to an absolute other party discretion standard, other than limited permitted transfers (i.e., to affiliates). As such, it appears a de facto relationship exists.

The primary factor to be considered here is the design and intent of the variable interest entity. The SPV that holds the Whitehall Group and the related shareholders agreement were created with the clear intent to maximize the financial exposure that CEDC has to the Whitehall Group business and to ultimately allow CEDC to take full control of the business in 2012. CEDC bears the greatest level of economic share of the entities performance, both in terms of profit allocation (75%) and valuation of the put/call option at the end with a clear floor and cap on payment. The put/call structure in place provide near assurance that at the end of the term CEDC will take full ownership of the business. Should the business perform at or above plan, CEDC valuation is capped therefore would elect to call, and should the business under perform, the Trust will put the shares receiving the guaranteed minimum valuation.

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

Equity investments

If the Company is not required to consolidate its investment in another company, the Company uses the equity method if the Company can exercise significant influence over the other company. Under the equity method, investments are carried at cost, plus or minus the Company’s equity in the increases and decreases in the investee’s net assets after the date of acquisition and certain other adjustments. The Company’s share of the net

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information income or loss of the investee is included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. Dividends received from the investee reduce the carrying amount of the investment. Equity investments are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable.

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

Revenue Recognition

Revenues of the Company include sales of its own produced spirit brands, imported wine, beer and spirit brands as well as other third party alcoholic products purchased locally in Poland, the sale of each of these revenues streams are all processed and accounted for in the same manner. For all of its sources of revenue, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price charged is fixed or determinable and collectability is reasonably assured. This generally means that revenue is recognized when title to the products are transferred to our customers. In particular, title usually transfers upon shipment to or receipt at our customers’ locations, as determined by the specific sales terms of the transactions.

Sales are stated net of sales tax (VAT) and reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional listing fees and advertising allowances, cash discounts and rebates. Net sales revenue includes excise tax except in the case where the sales are made from the production unit, in which case it is recorded net of excise tax.

Revenue Dilution

As part of normal business terms with customers, the Company for provides additional discounts and rebates off our stand list price for all of the products we sell. These revenue reductions are documented in our contracts with our customers and are typically associated with annual or quarterly purchasing levels as well as payment terms. These rebates are divided into on-invoice and off-invoice discounts. The on-invoice reductions are presented on the sales invoice and deducted from the invoice gross sales value. The off-invoice reductions are calculated based on the analysis performed by management and are provided for in the same period the related sales are recorded. Discounts or fees that are subject to contractual based term arrangements are amortized over the term of the contract. For the twelve months ending December 31, 2008, the Company recognized $109.9 million of off invoice rebates as a reduction to net sales.

Certain sales contain customer acceptance provisions that grant a right of return on the basis of either subjective criteria or specified objective criteria. Where appropriate a provision is made for product return, based upon a combination of historical data as well as depletion information received from our larger clients. The Company’s policy is to closely monitor inventory levels with our key distribution customers to ensure that we do not create excess stock levels in the market which would result in a return of sales in the future. Historically sales returns from customers has averaged less than 1% of our net sales revenue.”

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	December 31,
	2008	2007
Raw materials and supplies	$18,352	$19,051
In-process inventories	1,698	2,479
Finished goods and goods for resale	160,254	119,742

Total	$180,304	$141,272

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

See Note 13 for more information regarding stock-based compensation, including pro forma information required under SFAS No. 123 for periods prior to Fiscal 2006.

Derivative Financial Instruments

The Company uses derivative financial instruments, including interest rate swaps. Derivative financial instruments are initially recognized in the balance sheet at cost and are subsequently remeasured at their fair value. Changes in the fair value of derivative financial instruments are recognized periodically in either income or in shareholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

As of December 31, 2008, the Polish zloty exchange rate used to translate the balance sheet weakened as compared to the exchange rate as of December 31, 2007, and as a result a loss to comprehensive income was recognized. Additionally, translation gains and losses with respect to long-term subordinated inter-company loans with the parent company are charged to other comprehensive income. No deferred tax benefit has been recorded on the comprehensive income in regard to the long-term inter-company transactions with the parent company, as the repayment of any equity investment is not anticipated in the foreseeable future.

Segment Reporting

The Company primarily operates in one industry segment, the production and sale of alcoholic beverages. As a result of the Company’s expansion into new geographic areas, namely Russia, the Company has implemented a segmental approach to the business based upon geographic locations.

Net Income per Common Share

Net income per common share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share (EPS) are computed by dividing income available to common shareholders by the weighted- average number of common shares outstanding for the year. The stock options and warrants discussed in Note 10 were included in the computation of diluted earnings per common share (Note 18).

Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which the Company will adopt on January 1, 2009. SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51) and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the accounting for future ownership changes with respect to those subsidiaries. The most significant impact of the standard, at adoption, will be to retrospectively reclassify our minority interests ($48 million at December 31, 2008) from a liability to a separate component of stockholders equity and to retrospectively reclassify income from minority interests from a component of net income to income attributable to the parent company ($10 million for the year ended December 31, 2008) which will be presented below net income. All other components of SFAS 160 will be applied prospectively.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of SFAS No. 133”. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for us on January 1, 2009. We are in the process of evaluating the new disclosure requirements under SFAS 161.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

In May 2008, the FASB issued FSP APB 14-1, which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will impact the accounting associated with our $310.0 million senior convertible notes. This FSP will require us to recognize significant additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it requires recognizing interest expense in prior periods pursuant to the retrospective accounting treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 (our fiscal 2009) and early adoption is not permitted. We are currently evaluating the impact on our financial statements of applying the provisions of FSP APB 14-1. Assuming applicable market rate, we would be required to record additional non-cash interest expense of approximately $3.7 million annually. On a retrospective basis we would be required to reflect additional non-cash interest of approximately $2.8 million for fiscal 2008.

2. Acquisitions

On March 11, 2008, the Company and certain of its affiliates entered into a Share Sale and Purchase Agreement and certain other agreements with White Horse Intervest Limited, a British Virgin Islands Company, and certain of White Horse’s affiliates, relating to the Company’s acquisition from White Horse of 85% of the share capital of Copecresto Enterprises Limited, a Cypriot company, (“the Parliament Acquisition”). In connection with this acquisition, the Company paid a consideration of approximately $180 million in cash and 2.2 million shares of common stock. On May 2, 2008 the Company delivered the remaining 250,000 shares of the share consideration. There is still $15 million of the cash consideration that is deferred pending the consummation of certain reorganization transactions expected to be completed over the next 3-9 months.

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

On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. Pursuant to the terms of this amendment, the Company paid to the seller $5,876,351 in cash, and issued to the seller 2,100,000 shares of its common stock, in settlement of a minimum share price guarantee by the Company. The Company is further obligated to make an additional cash payment of $2,000,000 on March 15, 2009. Deferred payments already due under the original Stock Purchase Agreement are to be paid with €8,050,411 due on June 15, 2009 and €8,303,630 due on September 15, 2009. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall, which represents an increase in the Company’s economic stake from 75% to 80%. Additionally, if, during the 210 day period immediately following the effectiveness of the registration statement the Company is obligated to file to register the shares of Company common stock obtained by the seller in this transaction, the seller sells any of the Company common stock it acquired in the transaction for an average sales price per share, weighted by volume, that is less than $12.03, per share, the Company must pay to the seller the excess, if any, of $12.03 over the volume weighted average sales price per share of the Company’s common stock on the day the sale took place, multiplied by the total number of shares sold. Finally, the Company may be obligated to make an additional cash payment to the seller, ranging from €0 to €1,500,000, based upon whether and to what extent the price of a share of the Company’s common stock exceeds $12.03 during that same 210 day period. If the Company must make any such payment, it will receive in return up to an additional 75 Class B shares, which represents up to an additional 1% economic stake of Whitehall, based on the sized of the payment.

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

The price the Company would be required to pay in the event either of these rights is exercised will be equal to the adjusted equity value of Russian Alcohol Group, determined based on EBITDA multiplied by the product of Cayco’s ownership percentage and 14.05, 13.14, or 12.80, depending on when the right is exercised, less the debt of Russian Alcohol Group plus certain adjustments for cash and working capital. That price, however, in the case of the Company’s right, is subject to a floor equal to the total original euro equivalent amount (based upon a exchange rate of 1.57) invested by the other party in Cayco multiplied by 2.05 in 2010 or 2.20 in 2009 and converted back to U.S. dollars at the spot rate at the time, depending on when the right is exercised (in either case less any dividends or distributions actually received). Russian Alcohol Group has approximately $200 million of net indebtedness in place that, following any exercise of the Company’s or Cayco’s rights described above, may be required to be refinanced or retired by the terms of the Company’s existing indebtedness. The Company’s management currently estimates that the amount the Company would be required to pay would be between $350 million and $650 million (payable in mid- 2010) if the above rights are exercised. This estimate is based on currently available information and management’s current views with respect to future events and the future financial performance of Russian Alcohol Group, as of the date hereof. These estimates, projections and views are subject to risks and uncertainties that may cause actual results to differ from management’s current estimates, projections and views, including the effects of fluctuations in currency valuations between the U.S. dollar and the Russian ruble and U.S. dollar and Euro, and the risks and uncertainties identified in the Company’s filings with the Securities and Exchange Commission.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

We are engaged in discussions with Lion Capital to restructure the current agreement regarding the buyout of the remaining 58% stake in the Russian Alcohol Group, the largest spirit producer in Russia. Although the discussions are not final, and remain subject to further legal, accounting and tax analysis, as well as board approval, we are in general agreement with Lion Capital on the main commercial objectives. We expect an agreement would include a fixed price for the remaining 58% interest in the Russian Alcohol Group that we do not own (including the conversion of our $103.5 million plus accrued interest of loan notes) at a valuation that is more reflective of current market conditions and the positive sales performance of the business. Our payments would be spread out over 5 years ending in the year 2013, with smaller payments for 2009 and 2013 and more equal payments from years 2010 to 2012, and we would agree to certain security arrangements to Lion. We would not take control over the Russian Alcohol Group until 2011, though we would receive significantly enhanced minority rights. We would expect to finance the transaction over the 5 years through a combination of cash, debt and equity. We cannot provide any assurances as to whether, or on what terms, we may reach an agreement to restructure our arrangements in respect of the Russian Alcohol Group.

The fair value of the net assets acquired in connection with the 2008 Parliament and Whitehall group acquisitions as of the acquisition date are:

	Parliament Group	Whitehall Group	Total Acquisitions
ASSETS
Cash and cash equivalents	2,862	3,240	6,102
Accounts receivable	3,441	21,107	24,548
Inventory	1,602	27,905	29,507
Deferred tax asset	1,329	1,932	3,261
Other current assets	6,043	17,633	23,676
Equipment	18,821	2,054	20,875
Intangibles, including Trademarks	144,835	6,150	150,985
Investments	—	69,400	69,400

Total Assets	$178,933	$149,421	$328,354

LIABILITIES
Trade payables	4,587	19,370	23,957
Borrowings	44	18,818	18,862
Other short term liabilities	4,380	7,955	12,335
Deferred tax	28,966	1,230	30,196

Total Liabilities	$37,977	$47,373	$85,350

Minority interests	5,550	24,838	30,388

Net identifiable assets and liabilities	135,406	77,210	212,616

Goodwill on acquisition	134,859	198,391	333,250

Consideration paid, satisfied in cash	168,735	202,218	370,953
Consideration paid, satisfied in shares	86,530	48,099	134,629
Deferred consideration	15,000	25,284	40,284

Cash (acquired)	$2,862	$3,240	$6,102

Net Cash Outflow	$165,873	$198,978	$364,851

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

The goodwill arising out of the Parliament and Whitehall acquisitions is attributable to the immediate platform for expansion in Russia that they provide to the Company. The Company is in the process of completing its valuations and refining its purchase price adjustments for Whitehall, which is expected to be finalized by March 31, 2009. The primary areas of further review include finalizing fixed asset and intangible asset valuations. As such, the allocation of the purchase price is subject to further adjustments.

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

3. Exchangable Convertible Notes

On July 9, 2008, the Company closed a strategic investment in the Russian Alcohol Group (“Russian Alcohol”) and in addition to the equity investment, CEDC purchased exchangeable notes from Lion/Rally Lux 3 (“Lion Lux”), a Luxembourg company and indirect subsidiary of a Cayman Islands company (“Cayco”) that served as the investment vehicle.

The Notes rank pari passu with the other unsecured obligations of Lion Lux. represent a direct and unsecured obligation of Lion Lux and are structurally subordinated to indebtedness of subsidiaries of Lion Lux, including Pasalba Limited (“Pasalba”), a company incorporated under the laws of the Republic of Cyprus that made the investment. The Notes have a principal amount of $103.5 million and accrue interest at a rate of 8.3% per annum, which interest may, at Lion Lux’s option, be paid in kind with additional Notes.

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

Lion Lux is prohibited from paying dividends or making other distributions to its shareholders without the consent of the holders of Notes representing two thirds in nominal value of the Notes outstanding, other than in connection with repayment of loan notes issued by the parent of Lion Lux to the sellers of RAG. In addition, the holders of Notes representing two thirds in nominal value of the Notes outstanding have certain approval rights relating to certain matters, including, but not limited to, (i) the incurring of any indebtedness by Lion Lux which is either senior to the Notes or secured, and (ii) any acquisition by Cayco or any subsidiary of Cayco with consideration payable in excess of $50 million. Holders of Notes are permitted to transfer Notes to any person, subject to certain exceptions and a right of first refusal which will be granted to an affiliate of Lion.

We are engaged in discussions with Lion Capital to restructure the current agreement regarding the buyout of the remaining 58% stake in the Russian Alcohol Group, the largest spirit producer in Russia. Although the discussions are not final, and remain subject to further legal, accounting and tax analysis, as well as board approval, we are in general agreement with Lion Capital on the main commercial objectives. We expect an agreement would include a fixed price for the remaining 58% interest in the Russian Alcohol Group that we do not own (including the conversion of our $103.5 million plus accrued interest of loan notes) at a valuation that is more reflective of current market conditions and the positive sales performance of the business. Our payments would be spread out over 5 years ending in the year 2013, with smaller payments for 2009 and 2013 and more equal payments from years 2010 to 2012, and we would agree to certain security arrangements to Lion. We would not take control over the Russian Alcohol Group until 2011, though we would receive significantly enhanced minority rights. We would expect to finance the transaction over the 5 years through a combination of cash, debt and equity. We cannot provide any assurances as to whether, or on what terms, we may reach an agreement to restructure our arrangements in respect of the Russian Alcohol Group.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

4. Trade Receivables and Allowances for Doubtful Accounts

Changes in the allowance for doubtful accounts during each of the three years in the period ended December 31, were as follows:

	Year ended December 31,
	2008	2007	2006
Net trade receivables—excluding VAT	$375,606	$283,241	$204,040
VAT (sales tax)	77,232	62,313	44,889
Gross trade receivables	$452,838	$345,554	$248,929

Allowances for doubtful debts
Balance, beginning of year	$29,277	$24,354	$22,851
Effect of FX movement on opening balance	(5,143)	4,696	2,754
Provision for bad debts—reported in income statement	(748)	(249)	999
Charge-offs, net of recoveries	(1,814)	476	(2,378)
Change in allowance from purchase of subsidiaries	583	—	128

Balance, end of year	$22,155	$29,277	$24,354

Trade receivables, net	$430,683	$316,277	$224,575

5. Property, plant and equipment

Property, plant and equipment, presented net of accumulated depreciation in the consolidated balance sheets, consists of:

	December 31,
	2008	2007
Land and buildings	$43,992	$35,443
Equipment	59,119	56,780
Motor vehicles	18,782	20,985
Motor vehicles under lease	7,421	7,200
Computer hardware and software	20,447	16,817

Total gross book value	149,761	137,225
Less—Accumulated depreciation	(57,540)	(57,246)

Total	$92,221	$79,979

6. Goodwill

Goodwill, presented net of accumulated amortization in the consolidated balance sheets, consists of:

	December 31,
	2008	2007
Balance at January 1,	$577,282	$398,005
Impact of foreign exchange	(165,276)	131,630
Additional purchase price adjustments	—	—
Acquisition through business combinations	333,250	47,647

Balance at December 31,	$745,256	$577,282

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

7. Intangible Assets other than Goodwill

The major components of intangible assets are:

	December 31,
	2008	2007
Non-amortizable intangible assets:
Trademarks	$563,689	$543,123
Total	563,689	543,123
Amortizable intangible assets:
Trademarks	$5,568	$6,754
Customer relationships	7,749	1,913
Less accumulated amortization	(6,501)	(6,093)
Total	6,816	2,574

Total intangible assets	$570,505	$545,697

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

Estimated aggregate future amortization expenses for intangible assets that have a definite life are as follows:

2009	$1,343
2010	1,343
2011	1,274
2012	1,180
2013 and above	1,676

Total	$6,816

8. Equity method investments in affiliates

We hold the following investments in unconsolidated affiliates:

			Carrying Value
			December 31,
	Type of affiliate	Effective Voting Interest	2008	2007
Moet Henessy JV	Equity-Accounted Affiliate	37%	$77,918	$—
Russian Alcohol Group	Equity-Accounted Affiliate	42%	111,325	—

		Total Carrying value	$189,243	$—

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

On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. Pursuant to the terms of this amendment, the Company paid to the seller $5,876,351 in cash, and issued to the seller 2,100,000 shares of its common stock, in settlement of a minimum share price guarantee by the Company. The Company is further obligated to make an additional cash payment of $2,000,000 on March 15, 2009. Deferred payments already due under the original Stock Purchase Agreement are to be paid with €8,050,411 due on June 15, 2009 and €8,303,630 due on September 15, 2009. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall, which represents an increase in the Company’s economic stake from 75% to 80%. Additionally, if, during the 210 day period immediately following the effectiveness of the registration statement the Company is obligated to file to register the shares of Company common stock obtained by the seller in this transaction, the seller sells any of the Company common stock it acquired in the transaction for an average sales price per share, weighted by volume, that is less than $12.03, per share, the Company must pay to the seller the excess, if any, of $12.03 over the volume weighted average sales price per share of the Company’s common stock on the day the sale took place, multiplied by the total number of shares sold. Finally, the Company may be obligated to make an additional cash payment to the seller, ranging from €0 to €1,500,000, based upon whether and to what extent the price of a share of the Company’s common stock exceeds $12.03 during that same 210 day period. If the Company must make any such payment, it will receive in return up to an additional 75 Class B shares, which represents up to an additional 1% economic stake of Whitehall, based on the sized of the payment.

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

On July 9, 2008, the Company closed on its acquisition of approximately 47.5% of the common equity of a Cayman Islands company, referred to as Cayco, for approximately $181.5 million in cash, and purchased $103.5 million in subordinated exchangeable loan notes from a subsidiary of Cayco. Lion Capital LLP and certain of its affiliates and other financial investors own the remaining common equity of Cayco, which indirectly own approximately 88.4% of the outstanding equity of the Russian Alcohol Group. The Russian Alcohol Group, also referred to as “RAG,” is the leading vodka producer in Russia.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

The summarized financial information of investment in Russian Alcohol Group and Moet Hennessy Joint Venture consolidated under the equity method as of December 31, 2008 is as follows:

Total December 31, 2008
Current assets	587,031
Noncurrent assets	483,567
Current liabilities	(299,111)
Noncurrent liabilities	(430,516)

Total Year ended December 31, 2008
Net sales	659,686
Gross profit	200,475
Income from continuing operations	(24,740)
Net income	(24,740)

9. Comprehensive income/(loss)

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

As of December 31, 2008, the Polish Zloty exchange rate used to translate the balance sheet weakened by approximately 21.3% as compared to the exchange rate as of December 31, 2007, and as a result a comprehensive loss was recognized. Additionally, translation gains and losses with respect to long-term subordinated inter-company loans with the parent company are charged to other comprehensive income. No deferred tax benefit has been recorded on the comprehensive income/(loss) in regard to the long-term inter-company transactions with the parent company, as the repayment of any equity investment is not anticipated in the foreseeable future.

10. Accrued liabilities

The major components of accrued liabilities are:

	December 31,
	2008	2007
Operating accruals	$69,391	$28,672
Hedge valuation	6,736	27,520
Accrued interest	4,143	15,767

Total	$80,270	$71,959

The hedge valuation represents the mark to market valuation of the open fair value hedge as described further in Note 16. Accrued interest primarily represents interest on the Senior Secured Notes and Convertible Senior Notes as of December 31, 2008. As of December 31, 2008 accrued interest related to Senior Secured

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

Notes is presented together with Senior Secured Notes balance. In January 2009, the remaining portion of the IRS hedge related to the Senior Secured Notes was closed and written off with a net cash settlement of approximately $1.9 million.

11. Borrowings

Bank Facilities

As of December 31, 2008, $13.0 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis. As of December 31, 2008, the Company had utilized approximately $81.1 million of a multipurpose credit line agreement in connection with the 2007 tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company. The indebtedness under the credit line agreement matures on March 31, 2009, however a new credit agreement , with substantially the same terms and conditions as the existing credit facility, was signed on February 24, 2009 extending the facility to February 24, 2011. The Company also has received a firm bank commitment to roll over the short term working capital facility of approximately $28.9 million due March 31, 2009 to March 31, 2010.

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

Senior Secured Notes

In connection with the Bols and Polmos Bialystok acquisitions, on July 25, 2005 the Company completed the issuance of € 325 million 8% Senior Secured Notes due 2012 (the “Notes”). Interest is due semi-annually on the 25th of January and July, and the Notes are guaranteed on a senior basis by certain of the Company’s subsidiaries. The Indenture governing our Notes contains certain restrictive covenants, including covenants limiting the Company’s ability to: make certain payments, including dividends or other distributions, with respect to the share capital of the parent or its subsidiaries; incur or guarantee additional indebtedness or issue preferred stock; make certain investments; prepay or redeem subordinated debt or equity; create certain liens or enter into sale and leaseback transactions; engage in certain transactions with affiliates; sell assets or consolidate or merge with or into other companies; issue or sell share capital of certain subsidiaries; and enter into other lines of business.

During the twelve months ending December 31, 2008, the Company purchased and retired € 14.6 million of outstanding Senior Secured Notes back on the open market.

As of December 31, 2008 and December 31, 2007, the Company had accrued interest of $12.0 million and $15.8 million respectively related to the Senior Secured Notes, with the next coupon due for payment on January 25, 2009. As of December 31, 2008 accrued interest related to Senior Secured Notes is presented

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information together with Senior Secured Notes balance. Total obligations under the Senior Secured Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method and fair value adjustments from the application of hedge accounting as shown in the table below:

	December 31,
	2008	2007
Senior Secured Notes	$357,934	$381,689
Fair value bond mark to market	(7,124)	(28,204)
Unamortized portion of closed hedges	(553)	(858)
Unamortized issuance costs	(5,223)	(8,329)

Total	$345,034	$344,298

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

As of December 31, 2008 the Company had accrued interest included in other accrued liabilities of $2.7 million related to the Convertible Senior Notes, with the next coupon due for payment on March 15, 2009. Total obligations under the Convertible Senior Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	December 31,
	2008	2007
Convertible Senior Notes	$310,000	$—
Unamortized issuance costs	(4,791)	—

Total	$305,209	$—

Total borrowings as disclosed in the financial statements are:

	December 31,
	2008	2007
Short term bank loans and overdraft facilities for working capital	$109,552	$42,785

Total short term bank loans and utilized overdraft facilities	109,552	42,785

Long term bank loans for share tender	81,081	122,952
Long term obligations under Senior Secured Notes	345,034	344,298
Long term obligations under Convertible Senior Notes	305,209	—
Other total long term debt, less current maturities	89,429	—

Total debt	$930,305	$510,035

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

December 31, 2008
Principal repayments for the following years
2009	$109,552
2010	68,699
2011	86,811
2012	351,972
2013 and beyond	319,000

Total	$936,034

12. Income and Deferred Taxes

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

	Year ended December 31,
	2008	2007	2006
Tax at statutory rate	$3,010	$17,875	$14,851
Tax rate differences	1,805	(740)	(679)
Valuation allowance for net operating losses	4,290	2,401	—
Permanent differences	3,847	(3,626)	(186)

Income tax expense	$12,952	$15,910	$13,986

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

Total income tax payments during 2008, 2007 and 2006 were $33,919, $21,362 and $11,980 respectively. CEDC has paid no U.S. income taxes and has net operating U.S. loss carry-forward totaling $4,801.

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2008	2007	2006
Deferred tax assets
Accrued expenses, deferred income and prepaid, net	$10,572	$10,567	$7,041
Allowance for doubtful accounts receivable	1,529	3,749	1,763
Unrealized foreign exchange losses	18,945	—	16
Net operating loss carry-forward benefit, Expiring in 2010 – 2026 - gross	18,755	10,059	7,968
NOL’s valuation allowance	(6,991)	(2,401)	—

Net deferred tax asset	$42,810	$21,974	$16,788

Deferred tax liability
Trade marks	106,486	100,113	68,275
Unrealized foreign exchange gains	3,585	5,069	6,777
Timing differences in finance type leases	7	60	274
Investment credit	201	297	818
Deferred income	616	—	278
Other	679	—	—

Net deferred tax liability	$111,574	$105,539	$76,422

Total net deferred tax asset	42,810	21,974	16,788
Total net deferred tax liability	111,574	105,539	76,422
Total net deferred tax	(68,764)	(83,565)	(59,634)
Classified as
Current deferred tax asset	24,386	5,141	5,336
Non-current deferred tax asset	12,886	11,407	3,305
Non-current deferred tax liability	(106,486)	(100,113)	(68,275)

Total net deferred tax	($68,764)	($83,565)	($59,634)

No deferred taxes have been recorded for the remaining undistributed earnings as the Company intends to permanently reinvest these earnings.

Tax losses can be carried forward for the following periods:

Hungary*	Unrestricted period
U.S.	20 years
Russia	10 years
Poland	5 years

*	In some circumstances there is a need of Tax Office’s permission to carry the loss forward

Tax liabilities (including corporate income tax, Value Added Tax (VAT), social security and other taxes) of the Company’s subsidiaries may be subject to examinations by the tax authorities for up to certain period from the end of the year the tax is payable, as follows:

Poland	5 years
Hungary	5 years
Russia	3 years

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

A summary of the Company’s stock option and restricted stock units activity, and related information for the twelve month periods ended December 31, 2008, 2007 and 2006 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2006	889,550	$25.64
Effect of Stock Split	444,776	($10.21)
Granted	303,000	$26.55
Exercised	(305,613)	$15.61
Forfeited	(11,813)	$21.32

Outstanding at December 31, 2006	1,319,900	$19.31
Exercisable at December 31, 2006	1,014,014	$18.78
Outstanding at January 1, 2007	1,319,900	$19.31
Granted	266,250	$30.84
Exercised	(272,475)	$17.12
Forfeited	(60,638)	$23.26

Outstanding at December 31, 2007	1,253,037	$22.02
Exercisable at December 31, 2007	964,849	$19.50
Outstanding at January 1, 2008	1,253,037	$22.02
Granted	234,375	$56.88
Exercised	(120,849)	$15.60
Forfeited	(16,312)	$21.83

Outstanding at December 31, 2008	1,350,252	$28.65
Exercisable at December 31, 2008	1,033,225	$22.19

Nonvested restricted stock units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2007	—	$—
Granted	37,930	$34.71
Vested	—	$—
Forfeited	(2,100)	$34.51

Nonvested at December 31, 2007	35,830	$34.73
Nonvested at January 1, 2008	35,830	$34.73
Granted	38,129	$66.52
Vested	(600)	$34.51
Forfeited	(4,804)	$48.75

Nonvested at December 31, 2008	68,555	$51.42

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

During 2008, the range of exercise prices for outstanding options was $1.13 to $60.92. During 2008, the weighted average remaining contractual life of options outstanding was 5.5 years. Exercise prices for options exercisable as of December 31, 2008 ranged from $1.13 to $44.15. The Company has also granted 38,129 restricted stock units to its employees at an average price of $66.52.

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of December 31, 2008, the Company has not changed the terms of any outstanding awards.

During the twelve months ended December 31, 2008, the Company recognized compensation cost of $3.85 million and a related deferred tax asset of $0.76 million.

As of December 31, 2008, there was $6.4 million of total unrecognized compensation cost related to non-vested stock options and restricted stock units granted under the Plan. The costs are expected to be recognized over a weighted average period of 19 months through 2009-2011.

Total cash received from exercise of options during the twelve months ended December 31, 2008 amounted to $1.9 million.

For the twelve month period ended December 31, 2008, the compensation expense related to all options was calculated based on the fair value of each option grant using the binomial distribution model. The Company has never paid cash dividends and does not currently have plans to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on average of implied and historical volatility projected over the remaining term of the options. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	2008	2007
Fair Value	$18.16	$10.03
Dividend Yield	0%	0%
Expected Volatility	34.1% - 38.5%	30.5 - 38.4%
Weighted Average Volatility	37.5%	37.1%
Risk Free Interest Rate	1.5% - 3.2%	4.7 - 5.1%
Expected Life of Options from Grant	3.2	3.2

14. Commitments and Contingent Liabilities

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

As part of the Share Purchase Agreement related to the October 2005 Polmos Bialystok Acquisition, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish Zloty during the five years after the acquisition was consummated. As of December 31, 2008, the Company had invested 62.1 million Polish Zloty (approximately $21.0 million) in Polmos Bialystok.

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

On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. Pursuant to the terms of this amendment, the Company paid to the seller $5,876,351 in cash, and issued to the seller 2,100,000 shares of its common stock, in settlement of a minimum share price guarantee by the Company. The Company is further obligated to make an additional cash payment of $2,000,000 on March 15, 2009. Deferred payments already due under the original Stock Purchase Agreement are to be paid with €8,050,411 due on June 15, 2009 and €8,303,630 due on September 15, 2009. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall, which represents an increase in the Company’s economic stake from 75% to 80%. Additionally, if, during the 210 day period immediately following the effectiveness of the registration statement the Company is obligated to file to register the shares of Company common stock obtained by the seller in this transaction, the seller sells any of the Company common stock it acquired in the transaction for an average sales price per share, weighted by volume, that is less than $12.03, per share, the Company must pay to the seller the excess, if any, of $12.03 over the

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information volume weighted average sales price per share of the Company’s common stock on the day the sale took place, multiplied by the total number of shares sold. Finally, the Company may be obligated to make an additional cash payment to the seller, ranging from €0 to €1,500,000, based upon whether and to what extent the price of a share of the Company’s common stock exceeds $12.03 during that same 210 day period. If the Company must make any such payment, it will receive in return up to an additional 75 Class B shares, which represents up to an additional 1% economic stake of Whitehall, based on the sized of the payment.

As part of the Whitehall Acquisition, the Company entered into a shareholders’ agreement with the other shareholder pursuant to which the Company has the right to purchase, and the other shareholder has the right to require the Company to purchase, all (but not less than all) of the shares of Whitehall capital stock held by such shareholder. Either of these rights may be exercised at any time, subject, in certain circumstances, to the consent of third parties. The aggregate price that the Company would be required to pay in the event either of these rights is exercised will fall within a range, determined based on Whitehall’s EBIT as well as the EBIT of certain related businesses, during two separate periods: (1) the period from January 1, 2008 through the end of the year in which the right is exercised, and (2) the two full financial years immediately preceding the end of the year in which the right is exercised, plus, in each case, the time-adjusted value of any dividends paid by Whitehall. Subject to certain limited exceptions, the exercise price will be (A) no less than the future value as of the date of exercise of $32.0 million, and (B) no more than the future value as of the date of exercise of $89.0 million, plus, in each case, the time-adjusted value of any dividends paid by Whitehall.

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

The price the Company would be required to pay in the event either of these rights is exercised will be equal to the adjusted equity value of Russian Alcohol Group, determined based on EBITDA multiplied by the product of Cayco’s ownership percentage and 14.05, 13.14, or 12.80, depending on when the right is exercised, less the debt of Russian Alcohol Group plus certain adjustments for cash and working capital. That price, however, in the case of the Company’s right, is subject to a floor equal to the total original euro equivalent amount (based upon a exchange rate of 1.57) invested by the other party in Cayco multiplied by 2.05 in 2010 or 2.20 in 2009 and

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information converted back to U.S. dollars at the spot rate at the time, depending on when the right is exercised (in either case less any dividends or distributions actually received). Russian Alcohol Group has approximately $200 million of net indebtedness in place that, following any exercise of the Company’s or Cayco’s rights described above, may be required to be refinanced or retired by the terms of our other indebtedness. The Company’s management currently estimates that the amount the Company would be required to pay would be between $350 million and $650 million (payable in mid- 2010) if the above rights are exercised. This estimate is based on currently available information and management’s current views with respect to future events and the future financial performance of Russian Alcohol Group, as of the date hereof. These estimates, projections and views are subject to risks and uncertainties that may cause actual results to differ materially from management’s current estimates, projections and views, including the effects of fluctuations in currency valuations between the U.S. dollar and the Russian ruble, and the risks and uncertainties identified in the Company’s filings with the Securities and Exchange Commission.

We are engaged in discussions with Lion Capital to restructure the current agreement regarding the buyout of the remaining 58% stake in the Russian Alcohol Group, the largest spirit producer in Russia. Although the discussions are not final, and remain subject to further legal, accounting and tax analysis, as well as board approval, we are in general agreement with Lion Capital on the main commercial objectives. We expect an agreement would include a fixed price for the remaining 58% interest in the Russian Alcohol Group that we do not own (including the conversion of our $103.5 million plus accrued interest of loan notes) at a valuation that is more reflective of current market conditions and the positive sales performance of the business. Our payments would be spread out over 5 years ending in the year 2013, with smaller payments for 2009 and 2013 and more equal payments from years 2010 to 2012, and we would agree to certain security arrangements to Lion. We would not take control over the Russian Alcohol Group until 2011, though we would receive significantly enhanced minority rights. We would expect to finance the transaction over the 5 years through a combination of cash, debt and equity. We cannot provide any assurances as to whether, or on what terms, we may reach an agreement to restructure our arrangements in respect of the Russian Alcohol Group.

In the event that the Company is required to refinance or retire the indebtedness described above, and/or acquires the capital stock of Copecresto, Whitehall or the majority-owned subsidiary of Cayco, such transactions would be financed through additional sources of debt or equity funding. We cannot provide assurances as to whether or on what terms such funding would be available.

Operating Leases and Rent Commitments

The Company makes rental payments for real estate, vehicles, office, computer, and manufacturing equipment under operating leases. The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of December 31, 2008:

2009	$4,631
2010	4,688
2011	3,750
2012	2,933
Thereafter	2,783

Total	$18,785

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

During the fourth quarter of 2008, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease as of December 31, 2008 are as follows:

2009	$2,385
2010	2,194
2011	—

Gross payments due	$4,579
Less interest	(366)

Net payments due	$4,213

Supply contracts

The Company has various agreements covering its sources of supply, which, in some cases, may be terminated by either party on relatively short notice. Thus, there is a risk that a portion of the Company’s supply of products could be curtailed at any time.

15. Stockholders Equity

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

16. Interest income / (expense)

For the twelve months ended December 31, 2008 and 2007 respectively, the following items are included in Interest income / (expense):

	Twelve months ended December 31,
	2008	2007
Interest income	$10,226	$5,463
Interest expense	(60,586)	(41,292)

Total interest (expense), net	($50,360)	($35,829)

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

17. Other financial income / (expense)

For the twelve months ended December 31, 2008 and 2007, the following items are included in Other financial income / (expense):

	Twelve months ended December 31,
	2008	2007
Foreign exchange impact related to acquisition financing	($165,294)	$23,940
Foreign exchange impact related to Long term Notes receivable	34,328	—
Cost of bank guarantee for tender	—	(349)
Premium for early debt retirement	—	(6,940)
Write-off of hedge associated with retired debt	(305)	(2,757)
Write-off of financing costs associated with retired debt	(851)	(2,167)
Other gains / (losses)	(814)	1,867

Total other financial income / (expense), net	($132,936)	$13,594
	(132,936)	13,594
	($1)	$0

18. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Year ended December 31,
	2008	2007	2006
Basic:
Net income	($16,591)	$77,102	$55,450

Weighted average shares of common stock outstanding	44,088	39,871	35,799
Basic earnings per share	($0.38)	$1.93	$1.55

Diluted:
Net income	($16,591)	$77,102	$55,450

Weighted average shares of common stock outstanding	44,088	39,871	35,799
Net effect of dilutive employee stock options based on the treasury stock method	—	540	338
Totals	44,088	40,411	36,137
Diluted earnings per share	($0.38)	$1.91	$1.53

As of December 31, 2008, the Company excluded 657 thousand shares from the above EPS calculation because they would have had antidilutive impact for the 2008 period presented.

Employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during the twelve months periods ended December 31, 2008 and 2007. In addition there is no adjustment to fully diluted shares related to the Convertible Senior Notes as the average market price was below the conversion price for the period.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

19. Financial Instruments

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

In September 2005, the Company entered into a coupon swap arrangement which exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. The hedge is accounted for as a fair value hedge according to SFAS 133 and is tested for effectiveness on a quarterly basis using the long haul method. Under this method, as long as the hedge is deemed highly effective both the fair value of the hedge and the hedge item are marked to market with the net impact recorded as gain or loss in the income statement. For the twelve months ended December 31, 2008, the company recorded a net gain of $64,026. In September 2005, the Company entered into a second hedge that exchanged the variable Euro coupon with a variable Polish Zloty coupon (CIRS). However, due to the continued strength of the Polish economy and currency the Company closed this swap contract. The hedge did not qualify for hedge accounting and therefore the changes in fair value were reflected in the results of operations.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

In February 2007 and December 2006, a portion of the IRS hedge was closed and a new hedging relationship was created. The mark to market valuation of the closed hedges at the time was frozen and is being amortized over the remaining useful life of the hedged item. The hedge closure in December 2006 was related to the part of the Senior Secured Notes repurchased in January 2007. Consequently, the amount was written off in January 2007 following the repurchase. As of December 31, 2008, there is an unamortized asset of $0.6 million recorded as an adjustment to the valuation of the Senior Secured Notes.

In March 2008, a portion of the IRS hedge related to the repurchased Senior Secured Notes was closed and written off, and a new hedging relationship was created with the hedge match one for one the remaining outstanding Senior Secured Notes.

In January 2009, the remaining portion of the IRS hedge related to the Senior Secured Notes was closed and written off with a net cash settlement of approximately $1.9 million.

20. Fair value measurements

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. At September 30, 2008, we have no material financial assets or liabilities carried at fair value using significant level 1 or level 3 inputs and the only instruments we value using level 2 inputs are currency swap agreements as follows:

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

The fair value of these instruments as at December 31, 2008, was a $7.1 million liability, which represented a $21.1 million decrease from the $28.2 million liability as at December 31, 2007 and was recognized as a gain in the consolidated statement of operations. This gain, however, was offset by the fair value revaluation of the Senior Secured Notes.

21. Operating segments

As a result of the Company’s expansion into new geographic areas, namely Russia, the Company has changed its internal management financial reporting by implementing a segmental approach to the business based upon geographic locations. As such the Company operates in three primary segments: Poland, Russia and Hungary. The business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. For detailed description of types of products and services from each reportable unit derives its revenues, refer to Operations by country section included in Part I.

The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting policies in Note 1 and include the recently issued accounting pronouncement described in Note 1. Transactions between segments consist mainly of sales of products and are accounted for at cost plus an applicable margin.

The Company’s areas of operations are principally in Poland Russia and Hungary. Revenues are attributed to countries based on the location of the selling company.

	Segment Net Revenues Twelve months ended December 31,
	2008	2007	2006
Segment
Poland	$1,305,629	$1,152,601	$926,292
Russia	$297,892	—	—
Hungary	$43,483	$37,221	$17,816

Total Net Sales	$1,647,004	$1,189,822	$944,108

	Operating Profit Twelve months ended December 31,
	2008	2007	2006
Segment
Poland	$124,920	$116,862	$91,980
Russia	73,374	—	—
Hungary	7,641	7,491	4,190
Corporate Overhead
General corporate overhead	(3,353)	(4,398)	(2,631)
Option Expense	(3,850)	(1,870)	(1,957)

Total Operating Profit	$198,732	$118,085	$91,582

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

	Equity in the net income of investees accounted for by the equity method Twelve months ended December 31,
	2008	2007	2006
Segment
Poland	$—	$—	$—
Russia	(9,002)	—	—
Hungary	—	—	—

Total equity in the net income of investees accounted for by the equity method	($9,002)	$—	$—

	Depreciation Twelve months ended December 31,
	2008	2007	2006
Segment
Poland	$7,890	$6,739	$6,029
Russia	2,287	—	—
Hungary	644	591	272
General corporate overhead	14	8	5

Total depreciation	$10,835	$7,339	$6,306

	Income tax Twelve months ended December 31,
	2008	2007	2006
Segment
Poland	($1,254)	$14,111	$11,617
Russia	15,678	—	—
Hungary	1,328	1,092	448
General corporate overhead	(2,800)	707	1,921

Total Income tax	$12,952	$15,910	$13,986

	Identifiable Operating Assets December 31,
	2008	2007
Segment
Poland	$1,625,471	$1,735,620
Russia	814,400	0
Hungary	37,842	39,320
Corporate	5,973	7,228

Total Identifiable Assets	$2,483,686	$1,782,168

	Goodwill
	December 31, 2008	December 31, 2007
Segment
Poland	$469,094	$568,726
Russia	269,109	0
Hungary	7,053	8,556
Corporate	0	0

Total Goodwill	$745,256	$577,283

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

22. Related Party Transactions

In January of 2005, the Company entered into a rental agreement for a facility located in northern Poland, which is 33% owned by the Company’s Chief Operating Officer. The monthly rent to be paid by the Company for this location is approximately $16,300 per month and relates to facilities to be shared by two subsidiaries of the Company.

During the twelve months of 2008, the Company made sales and purchases transactions with ZAO Urhozay an entity partially owned by a CEDC Board Member, Sergey Kupriyanov. Urozhay is acting as a toll filler for the Company. All sales mainly related to raw materials for production were made on normal commercial terms, and total sales for the twelve months ended December 31, 2008 were approximately $44.3 million. Purchases of finished goods from ZAO Urozhay were approximately $120.7 million.

During the twelve months of 2008, the Company made sales to a restaurant which is partially owned by the Chief Executive Officer of the Company. All sales were made on normal commercial terms, and total sales for the twelve months ended December 31, 2008 and 2007 were approximately $73,000 and $129,000.

23. Subsequent Events

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

On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. Pursuant to the terms of this amendment, the Company paid to the seller $5,876,351 in cash, and issued to the seller 2,100,000 shares of its common stock, in settlement of a minimum share price guarantee by the Company. The Company is further obligated to make an additional cash payment of $2,000,000 on March 15, 2009. Deferred payments already due under the original Stock Purchase Agreement are to be paid with €8,050,411 due on June 15, 2009 and €8,303,630 due on September 15, 2009. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall, which represents an increase in the Company’s economic stake from 75% to 80%. Additionally, if, during the 210 day period immediately following the effectiveness of the registration statement the Company is obligated to file to register the shares of Company common stock obtained by the seller in this transaction, the seller sells any of the Company common stock it acquired in the transaction for an average sales price per share, weighted by volume, that is less than $12.03, per share, the Company must pay to the seller the excess, if any, of $12.03 over the volume weighted average sales price per share of the Company’s common stock on the day the sale took place, multiplied by the total number of shares sold. Finally, the Company may be obligated to make an additional cash payment to the seller, ranging from €0 to €1,500,000, based upon whether and to what extent the price of a share of the Company’s common stock exceeds $12.03 during that same 210 day period. If the Company must make any such payment, it will receive in return up to an additional 75 Class B shares, which represents up to an additional 1% economic stake of Whitehall, based on the sized of the payment.

In addition, in connection with the execution of the amendment to the Stock Purchase Agreement, the parties also entered into an amendment to the Shareholders’ Agreement that governs the ongoing governance of Whitehall, pursuant to which the exercise price of the Company’s right to require the seller to sell, and the

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information seller’s right to require the Company to buy, all of the capital stock of Whitehall held by the seller was increased by the time-adjusted value of any dividends paid by Whitehall.

Also on February 24, 2009, the Company signed a new credit agreement for refinancing PLN 240,000,000 of its short term debt, with substantially the same terms and conditions of the existing credit facility. The new credit agreement provides that, subject to the fulfillment of certain customary conditions, Fortis Bank Polska S.A. and Fortis Bank S.A./NV, Austrian Branch will assign their interests as lenders under the existing credit facility to Bank Polska Kasa Opieki S.A. The new credit facility will accrue interest at an initial interest margin over the Warsaw Interbank Offer Rate of 2%, an increase of 80 basis points over the existing credit facility and will extend the maturity date from March 31, 2009 to February 24, 2011. The Company must repay PLN 60,000,000 on August 24, 2010, and PLN 180,000,000 on February 24, 2011.

In order to manage the cash flow impact of foreign exchange rates, the Company has entered into certain hedge agreements. In January 2009, the remaining portion of the IRS hedge related to the Senior Secured Notes was closed and written off with a net cash settlement of approximately $1.9 million.

We are engaged in discussions with Lion Capital to restructure the current agreement regarding the buyout of the remaining 58% stake in the Russian Alcohol Group, the largest spirit producer in Russia. Although the discussions are not final, and remain subject to further legal, accounting and tax analysis, as well as board approval, we are in general agreement with Lion Capital on the main commercial objectives. We expect an agreement would include a fixed price for the remaining 58% interest in the Russian Alcohol Group that we do not own (including the conversion of our $103.5 million plus accrued interest of loan notes) at a valuation that is more reflective of current market conditions and the positive sales performance of the business. Our payments would be spread out over 5 years ending in the year 2013, with smaller payments for 2009 and 2013 and more equal payments from years 2010 to 2012, and we would agree to certain security arrangements to Lion. We would not take control over the Russian Alcohol Group until 2011, though we would receive significantly enhanced minority rights. We would expect to finance the transaction over the 5 years through a combination of cash, debt and equity. We cannot provide any assurances as to whether, or on what terms, we may reach an agreement to restructure our arrangements in respect of the Russian Alcohol Group.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

24. Quarterly financial information (Unaudited)

The Company’s net sales have been historically seasonal with 39% of the operating income occurring in the fourth quarter in 2009. The table below demonstrates the movement and significance of seasonality in income statement. For further information, please refer to Item 6. Selected Financial Data.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2008	2007	2008	2007	2008	2007	2008	2007
Net Sales	$313,620	$228,214	$421,302	$268,635	$452,441	$299,599	$459,641	$393,374
Seasonality %	19.0%	19.2%	25.6%	22.6%	27.4%	25.1%	27.9%	33.1%
Gross Profit	66,216	46,317	103,738	55,554	115,832	61,707	136,319	85,184
Seasonality %	15.7%	18.6%	24.6%	22.3%	27.4%	24.8%	32.3%	34.2%
Operating Income	25,468	18,915	42,843	25,149	52,840	28,410	77,581	45,611
Seasonality %	12.8%	16.0%	21.6%	21.3%	26.6%	24.1%	39.0%	38.6%
Net Income / (Loss)	$18,532	($5,176)	$46,807	$19,971	$661	$17,020	($82,591)	$45,287

Basic earning per share	$0.46	($0.13)	$1.10	$0.50	$0.01	$0.42	($1.76)	$1.13
Diluted earning per share	$0.45	($0.13)	$1.08	$0.49	$0.01	$0.42	($1.76)	$1.11

For the three months ended December 31, 2008, the Company excluded 211 thousand shares from the above EPS calculation because they would have had antidilutive impact for the fourth quarter 2008 period presented.

Seasonality is calculated as a percent of full year sales, gross profit, operating income recognized in the relevant quarter.

25. Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2008, 2007 and 2006:

	Year ended December 31,
(In thousands)	2008	2007	2006
Net Sales to External Customers (a):
United States	$7,260	$7,086	$463
International
Poland	1,281,738	1,139,431	920,461
Russia	297,510	—	—
Hungary	43,482	37,221	17,816
Other	17,014	6,084	5,368

Total international	1,639,744	1,182,736	943,645

Total	$1,647,004	$1,189,822	$944,108

Long-lived assets (b):
United States	$51	$9	$18
International
Poland	706,659	636,696	424,983
Russia	247,214	—	—
Hungary	1,288	1,088	1,789

Total international	955,161	637,784	426,772

Total consolidated long-lived assets	$955,212	$637,793	$426,790

(a)	Net sales to external customers based on the location to which the sale was delivered.

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

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15(d)-15(f) of the Securities Exchange Act of 1934). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”.

The Company’s management has excluded the Parliament Group and the Whitehall Group from its assessment of internal controls over financial reporting as of December 31, 2008, because these companies were acquired by the Company in purchase business combinations during the year ended December 31, 2008. The Parliament Group is a subsidiary of the Company that is controlled by ownership of a majority voting interest, whose total assets and total revenues represent 9.10% and 7.88%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2008. With respect to the Whitehall Group, the Company acquired shares representing 50% minus one vote of the voting power, and 75% of the economic interest. Total assets and total revenues of the Whitehall Group represent 9.07% and 10.21%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2008.

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

The information regarding our executive officers and directors required by this item is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on April 30, 2009. We will file our proxy statement for our 2008 annual meeting of stockholders within 120 days of December 31, 2008, our fiscal year-end.

Item 11.	Executive Compensation.

The information regarding executive compensation required by this item is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on April 30, 2009. We will file our proxy statement for our 2008 annual meeting of stockholders within 120 days of December 31, 2008, our fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information regarding security ownership of certain beneficial owners and management is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on April 30, 2009. We will file our proxy statement for our 2008 annual meeting of stockholders within 120 days of December 31, 2008, our fiscal year-end.

Item 13.	Certain Relationships and Related Transactions.

The information regarding certain relationships and related transactions required by this item is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on April 30, 2009. We will file our proxy statement for our 2008 annual meeting of stockholders within 120 days of December 31, 2008, our fiscal year-end.

Item 14.	Principal Accountant Fees and Services.

The information regarding principal accountant fees and services required by this item is incorporated into this annual report by reference to the proxy statement for the annual meeting of stockholders to be held on April 30, 2009. We will file our proxy statement for our 2008 annual meeting of stockholders within 120 days of December 31, 2008, our fiscal year-end.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) The following consolidated financial statements of the Company and report of independent auditors are included in Item 8 of this Annual Report on Form 10-K.

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2007 and 2008

Consolidated Statements of Income for the years ended December 31, 2006, 2007 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2007 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2007 and 2008

Notes to Consolidated Financial Statements

(a)(2) Schedules

The Company’s holding in Moet Hennessy Joint Venture and Russian Alcohol Group meets the requirements of SEC Rule 3-09 under Regulation S-X for the provision of separate financial statements of Moet Hennessy JV and consolidated financial statements of Russian Alcohol Group, that have a December 31 fiscal year end. Pursuant to SEC rules, the financial statements of Moet Hennessy JV and consolidated financial statements of Russian Alcohol Group will be filed as an amendment to this Annual Report as soon as practicable after they become available.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Company’s consolidated financial statements or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(Registrant)

By:	/s/ WILLIAM V. CAREY
William V. Carey
Chairman, President and Chief Executive Officer

Date: March 2, 2009

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

Signature	Title	Date

/s/ WILLIAM V. CAREY William V. Carey	Chairman, President and Chief Executive Officer (principal executive officer)	March 2, 2009

/s/ CHRISTOPHER BIEDERMANN Christopher Biedermann	Chief Financial Officer (principal financial and accounting officer)	March 2, 2009

/s/ DAVID BAILEY David Bailey	Director	March 2, 2009

/s/ N. SCOTT FINE N. Scott Fine	Director	March 2, 2009

/s/ TONY HOUSH Tony Housh	Director	March 2, 2009

/s/ ROBERT P. KOCH Robert P. Koch	Director	March 2, 2009

/s/ JAN W. LASKOWSKI Jan W. Laskowski	Director	March 2, 2009

/s/ MARKUS SIEGER Markus Sieger	Director	March 2, 2009

/s/ SERGEY KUPRIYANOV Sergey Kupriyanov	Director	March 2, 2009

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference.

Exhibit Number	Exhibit Description
1.1

Underwriting Agreement, dated as of March 3, 2008, by and between Central European Distribution Corporation and J.P. Morgan Securities Inc. (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).

1.2

Underwriting Agreement, dated as of June 25, 2008, by and between Central European Distribution Corporation and J.P. Morgan Securities Inc., as representative of the underwriters listed on Schedule 1 thereto (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on June 27, 2008 and incorporated herein by reference).

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

2.17

Share Sale and Purchase Agreement, dated March 11, 2008, by and among White Horse Intervest Limited, William V. Carey, Central European Distribution Corporation, and Bols Sp. z o.o. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2008 and incorporated herein by reference).

2.18

Share Sale and Purchase Agreement, dated May 23, 2008, by and among Barclays Wealth Trustees (Jersey) Limited (in its capacity as trustee of The First National Trust), WHL Holdings Limited, Polmos Bialystok S.A. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2008 and incorporated herein by reference).

2.19

Amendment No. 5 to Share Sale and Purchase Agreement, dated February 24, 2009, by and among Barclays Wealth Trustees (Jersey) Limited (in its capacity as trustee of The First National Trust), WHL Holdings Limited, Polmos Bialystok S.A. and Central European Distribution Corporation. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

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
4.3

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

4.4

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

4.5

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

4.6*	Base Indenture, dated as of March 7, 2008, by and between Central European Distribution Corporation, as Issuer and The Bank of New York Trust Company, N.A., as Trustee.

4.7

Supplemental Indenture, dated as of March 7, 2008, by and between Central European Distribution Corporation, as Issuer and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).

4.8

Registration Rights Agreement, dated March 13, 2008, by and between Central European Distribution Corporation and Direct Financing Limited (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2008 and incorporated herein by reference).

4.9*	A Registration Rights Agreement, dated October 21, 2008 by and between Central European Distribution Corporation and Barclays Wealth Trustees (Jersey) Limited (as Trustee of the First National Trust).

10.1	2007 Stock Incentive Plan (filed as Exhibit A to the definitive Proxy Statement as filed with the SEC on March 27, 2007, and incorporated herein by reference).

10.2

Form of Stock Option Agreement with Directors under 2007 Stock Incentive Plan (filed as Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008, and incorporated herein by reference).

10.3

Form of Stock Option Agreement with Officers under 2007 Stock Incentive Plan (filed as Exhibit 10.3 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008, and incorporated herein by reference).

3

Exhibit Number	Exhibit Description
10.4

Lease Agreement for warehouse at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on April 16, 2001, and incorporated herein by reference).

10.5

Annex 2 to Lease Agreement dated February 19, 2003, for the warehouse located at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004, and incorporated herein by reference).

10.6

Social guarantee package for the employees of Polmos Bialystok S.A. (filed as exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2005 and incorporated herein by reference).

10.7

Purchase Agreement dated as of August 3, 2005 by and among Central European Distribution Company and the investors signatory thereto (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 and incorporated herein by reference).

10.8

Registration Rights Agreement dated as of August 3, 2005 by and among Central European Distribution Corporation and the investors signatory thereto (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 and incorporated herein by reference).

10.9

Registration Rights Agreement, dated August 17, 2005, by and among Central European Distribution Corporation, Botapol Management B.V. and Takirra Investment Corporation N.V. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.10

Employment Agreement, dated August 10, 2005, by and between Central European Distribution Corporation and Richard Roberts (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 13, 2005 and incorporated herein by reference).

10.11

Annex, dated January 24, 2007, to the Employment Agreement dated as of August 10, 2005, between Richard Roberts and Central European Distribution Corporation (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on January 24, 2007, and incorporated herein by reference).

10.12

Trade Mark License, dated August 17, 2005, by and among Distilleerderijen Erven Lucas Bols B.V., Central European Distribution Corporation and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.13

Deed of Tax Covenant, dated August 17, 2005, by and among Botapol Management B.V., Takirra Investment Corporation N.V., Rémy Cointreau S.A., Carey Agri International Poland Sp. z o.o. and Central European Distribution Corporation (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.14

Bank Guarantee, dated October 12, 2006, by and between Fortis Bank SA/NV, Austrian Branch and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 10.2 to the Current Report on Form 8K filed with the SEC on October 18, 2006 and incorporated herein by reference).

10.15	Summary of Director Compensation (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006 and incorporated herein by reference).

10.16

Facility Agreement, dated December 21, 2007, among Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch, and Bank Polska Kasa Opieki S.A. and Carey Agri International-Poland Sp. z o.o. (filed as Exhibit 10.31 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008, and incorporated herein by reference).

4

Exhibit Number	Exhibit Description
10.17

Corporate Guarantee Agreement, dated December 21, 2007, between Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch, Bank Polska Kasa Opieki S.A. and Central European Distribution Corporation (filed as Exhibit 10.32 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008, and incorporated herein by reference).

10.18

Shareholders Agreement, dated March 13, 2008, among White Horse Intervest Limited, Bols Sp. z o.o., Central European Distribution Corporation and Copecresto Enterprises Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2008 and incorporated herein by reference).

10.19

Amended and Restated Investment Commitment Letter, dated June 18, 2008, by and among Central European Distribution Corporation, Lion Capital LLP acting for and on behalf of each of Lion Capital Fund I L.P., Lion Capital Fund I A L.P., Lion Capital Fund I B L.P., Lion Capital Fund I C L.P., Lion Capital Fund I SBS L.P.; and Lion Capital (Guernsey) Limited c/o Aztec Financial Services (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 15, 2008 and incorporated herein by reference).

10.20

Letter Agreement, dated May 22, 2008, between Central European Distribution Corporation and Pasalba Limited (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 29, 2008 and incorporated herein by reference).

10.21

Shareholders’ Agreement, dated July 8, 2008, by and among Central European Distribution Corporation, Lion/Rally Cayman 1 LP, Carey Agri International – Poland Sp. z o. o, Lion/Rally Carry ENG 1 LP and Lion/Rally Cayman 2 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 15, 2008 and incorporated herein by reference).

10.22

Instrument by way of Deed Constituting US$103,500,000 Unsecured Exchangeable Loan Notes, dated July 8, 2008, by and among Lion/Rally Cayman 2 and Lion/Rally Lux 1 S.A. and Lion/Rally Lux 3 S.a.r.l. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 15, 2008 and incorporated herein by reference).

10.23

Shareholders’ Agreement, dated May 23, 2008, by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A. and Peulla Enterprises Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2008 and incorporated herein by reference).

10.24

Amendment No. 1 to Shareholders’ Agreement, dated February 24, 2009, by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A. and Peulla Enterprises Limited. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.25

Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.26

Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and Christopher Biedermann (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.27

Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and Evangelos Evangelou (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.28

Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and James Archbold (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

5

Exhibit Number	Exhibit Description
10.29	Amended and Restated Executive Bonus Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.30

Facilities Agreement dated April 24, 2008 among Central European Distribution Corporation, Bols Sp. z o.o. and certain other subsidiaries of Central European Distribution Corporation, and Bank Zachodni WBK S.A. as lender (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 and incorporated herein by reference).

10.31

Labor Contract, dated April 1, 2008, between Parliament Distribution and Mr. Sergey Kupriyanov (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

10.32

Facilities Agreement, dated July 2, 2008, among Central European Distribution Corporation, Carey Agri International-Poland Sp. z o.o and certain other subsidiaries of Central European Distribution Corporation, and Bank Handlowy W Warszawie S.A. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

10.33

Amendment and Restatement Agreement Relating to a Facility Agreement dated December 21, 2007, dated February 24, 2009, by and among Carey Agri International-Poland Sp. z o.o., Central European Distribution Corporation, Astor Sp. z o.o., Bols Hungary KFT, Bols Sp. z o.o., Botapol Holding B.V., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A. Delikates Sp. z o.o., Fine Wine & Spirit (FWS) Sp. z o.o., Imperial Sp. z o.o. Miro Sp. z o.o., MTC Sp. z o.o., Multi-Ex Sp. z o.o., Onufry S.A., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Przedsiebiorstwo Handlu Spozywczego Sp. z o.o., PWW Sp. z o.o., Saol Dystrybucja Sp. z o.o., Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch and Bank Polska Kasa Opieki S.A. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.34

Amendment Agreement Relating to a Facility Agreement dated December 21, 2007 as Amended and Restated on February 24, 2009, dated February 24, 2009, by and among Carey Agri International-Poland Sp. z o.o., Central European Distribution Corporation, Astor Sp. z o.o., Bols Hungary KFT, Bols Sp. z o.o., Botapol Holding B.V., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A. Delikates Sp. z o.o., Fine Wine & Spirit (FWS) Sp. z o.o., Imperial Sp. z o.o. Miro Sp. z o.o., MTC Sp. z o.o., Multi-Ex Sp. z o.o., Onufry S.A., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Przedsiebiorstwo Handlu Spozywczego Sp. z o.o., PWW Sp. z o.o., Saol Dystrybucja Sp. z o.o. and Bank Polska Kasa Opieki S.A. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

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

6