Form 10-Q
period 2009-03-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2009-05-11
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of each class of the issuer’s common stock as of May 7, 2009:

Common Stock ($.01 par value) 49,465,524

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

Amounts in columns expressed in thousands

(except share information)

	March 31, 2009	December 31, 2008 (as adjusted)
ASSETS
Current Assets
Cash and cash equivalents	$64,295	$107,601
Accounts receivable, net of allowance for doubtful accounts of $18,752 and $22,156 respectively	250,506	430,683
Inventories	147,155	180,304
Prepaid expenses and other current assets	25,561	22,894
Deferred income taxes	29,682	24,386

Total Current Assets	517,199	765,868

Intangible assets, net	481,482	570,505
Goodwill, net	630,291	745,256
Property, plant and equipment, net	75,614	92,221
Deferred income taxes	19,479	12,886
Equity method investment in affiliates	127,244	189,243
Subordinated loans to affiliates	109,845	107,707

	1,443,955	1,717,818

Total Assets	$1,961,154	$2,483,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$137,591	$234,948
Bank loans and overdraft facilities	50,022	109,552
Income taxes payable	665	7,227
Taxes other than income taxes	74,808	125,774
Other accrued liabilities	66,004	80,270
Current portions of obligations under capital leases	1,436	2,385

Total Current Liabilities	330,526	560,156

Long-term debt, less current maturities	174,390	170,510
Long-term obligations under capital leases	1,653	2,194
Long-term obligations under Senior Notes	614,622	633,658
Deferred income taxes	96,669	112,291

Total Long Term Liabilities	887,334	918,653

Redeemable noncontrolling interests in Whitehall Group	19,015	33,642

Stockholders’ Equity
Common Stock ($0.01 par value, 80,000,000 shares authorized, 49,444,874 and 47,344,874 shares issued at March 31, 2009 and December 31, 2008, respectively)	494	473
Additional paid-in-capital	816,285	816,490
Retained earnings	98,927	186,588
Accumulated other comprehensive income	(203,991)	(46,772)
Less Treasury Stock at cost (246,037 shares at March 31, 2009 and December 31, 2008, respectively)	(150)	(150)

Total CEDC Stockholders’ Equity	711,565	956,629

Noncontrolling interests in subsidiaries	12,714	14,606

Total Equity	724,279	971,235

Total Liabilities and Stockholders’ Equity	$1,961,154	$2,483,686

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

Amounts in columns expressed in thousands

(except per share information)

	Three months ended
	March 31, 2009	March 31, 2008 (as adjusted)
PROFIT AND LOSS
Sales	$297,759	$408,080
Excise taxes	(79,867)	(94,460)
Net Sales	217,892	313,620
Cost of goods sold	156,730	247,404

Gross Profit	61,162	66,216

Operating expenses	40,856	40,748

Operating Income	20,306	25,468

Non operating income / (expense), net
Interest (expense), net	(11,740)	(11,785)
Other financial income / (expense), net	(96,220)	9,103
Other non operating income / (expense), net	(162)	140

Income / (loss) before taxes, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	(87,816)	22,926

Income tax benefit / (expense)	17,564	(4,308)
Equity in net earnings of affiliates	(18,421)	—

Net income / (loss)	$(88,673)	$18,618

Less: Net income / (loss) attributable to noncontrolling interests in subsidiaries	(111)	253
Less: Net income / (loss) attributable to redeemable noncontrolling interests in Whitehall Group	(901)	—

Net income /(loss) attributable to CEDC	$(87,661)	$18,365

Net income / (loss) per share of common stock, basic	$(1.83)	$0.45

Net income / (loss) per share of common stock, diluted	$(1.83)	$0.44

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (UNAUDITED)

Amounts in columns expressed in thousands

(except per share information)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total
	Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2008 (as reported)	47,345	$473	246	($150)	$803,703	$188,595	($46,772)	$14,606	$960,455

Adoption of APB14-1	—	—	—	—	12,787	(2,007)	—	—	10,780
Balance at December 31, 2008 (as adjusted)	47,345	$473	246	($150)	$816,490	$186,588	($46,772)	$14,606	$971,235

Net income / (loss) for 2009	—	—	—	—	—	(87,661)	—	(111)	(87,772)
Foreign currency translation adjustment	—	—	—	—	—	—	(157,219)	(1,781)	(159,000)

Comprehensive income for 2009	—	—	—	—	—	(87,661)	(157,219)	(1,892)	(246,772)
Common stock issued in connection with options	—	—	—	—	964	—	—	—	964
Common stock issued in connection with acquisitions	2,100	21	—	—	19,026	—	—	—	19,047
Purchase of Whitehall Group shares from noncontrolling interest	—	—	—	—	(20,195)	—	—	—	(20,195)
Balance at March 31, 2009	49,445	$494	246	($150)	$816,285	$98,927	($203,991)	$12,714	$724,279

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

Amounts in columns expressed in thousands

	Three months ended March 31,
	2009	2008 (as adjusted)
CASH FLOW
Operating Activities
Net income	$(88,673)	$18,618
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	2,743	3,198
Deferred income taxes	(18,029)	(1,131)
Unrealized foreign exchange (gains) / losses	90,468	(8,915)
Cost of debt extinguishment	—	1,156
Stock options expense	964	766
Equity income in affiliates	18,421	—
Other non cash items	1,256	(1,518)
Changes in operating assets and liabilities:
Accounts receivable	109,159	71,550
Inventories	3,607	3,886
Prepayments and other current assets	(2,688)	6,344
Trade accounts payable	(58,862)	(33,920)
Other accrued liabilities and payables	(57,133)	(10,656)

Net Cash provided by Operating Activities	1,233	49,378

Investing Activities
Investment in fixed assets	(572)	(9,284)
Proceeds from the disposal of fixed assets	544	1,337
Acquisitions of subsidiaries, net of cash acquired	—	(170,959)

Net Cash used in Investing Activities	(28)	(178,906)

Financing Activities
Borrowings on bank loans and overdraft facility	9,811	16,763
Payment of bank loans and overdraft facility	(26,137)	(14,869)
Payment of Senior Secured Notes	—	(14,445)
Hedge closure	(1,940)	—
Movements in capital leases payable	(740)	(466)
Transactions with equity holders	(7,876)	—
Net Borrowings on Convertible Senior Notes	—	304,403
Options exercised	—	192

Net Cash provided by Financing Activities	(26,882)	291,578

Currency effect on brought forward cash balances	(17,629)	10,909
Net Increase / (Decrease) in Cash	(43,306)	172,959
Cash and cash equivalents at beginning of period	107,601	87,867

Cash and cash equivalents at end of period	$64,295	$260,826

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$19,047	$76,848

Supplemental disclosures of cash flow information
Interest paid	$21,731	$19,361
Income tax paid	$4,191	$4,698

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (“CEDC”), a Delaware corporation, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. The Company is Central Europe’s largest integrated spirit beverages business. The Company is also the largest vodka producer by value and volume in Poland and Russia and produces the Absolwent, Zubrowka, Bols, Parliament, Green Mark and Soplica brands, among others. In addition, it produces and distributes Royal Vodka, the number one selling vodka in Hungary. As well as sales and distribution of its own branded spirits, the Company is the leading distributor and the leading importer of spirits, wine and beer in Poland and a leading exclusive importer of wines and spirits in Poland, Russia and Hungary.

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

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date except for presentation and disclosure requirements resulting from the adoption of revised accounting standards described in the paragraphs below, which require retrospective application, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The unaudited interim financial statements should be read with reference to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.

Effective January 1, 2009, we adopted the following pronouncements which require us to retrospectively restate previously disclosed condensed consolidated financial statements. As such, certain prior period amounts have been reclassified in the unaudited condensed consolidated financial statements to conform to the current period presentation.

•

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which establishes and expands accounting and reporting standards for minority interests (which are recharacterized as noncontrolling interests) in a subsidiary and the deconsolidation of a subsidiary. We have also adopted the recent revisions to EITF Topic D-98, “Classification and Measurement of Redeemable Securities”, which became effective upon adoption of SFAS 160. As a result of our adoption of these standards, amounts previously reported as minority interests in other partnerships on our balance sheets are now presented as noncontrolling interests in other partnerships within equity. Minority interests in Whitehall Group continue to be included in the mezzanine section (between liabilities and equity) on the accompanying consolidated balance sheets because of the redemption feature of these units.

As a result of adoption of SFAS 160 and EITF Topic D-98, as at December 31, 2008, NCI related to our shareholding in Parliament and Polmos Bialystok amounting to $14.6 million would be reported as part of equity and the amount of $33.6 million related to Whitehall Group would be disclosed in the mezzanine section.

SFAS 160 applies prospectively, except for presentation and disclosure requirements, which are applied retrospectively.

The changes in redeemable noncontrolling interests for the three months ended March 31, 2009 is shown below:

Balance at December 31, 2008	$33,642
Net (loss) for 2009	(901)
Foreign currency translation adjustment	(6,998)
Purchase of shares from noncontrolling interests	(6,728)

Balance at March 31, 2009	$19,015

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands

(except per share information)

•

We adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is effective for our $310.0 million aggregate principal amount of 3.00% Convertible Senior Notes (“CSN”) and requires retrospective application for all periods presented. The FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability ($290.3 million as of the date of the issuance of the CSNs) and equity components ($19.7 million as of the date of the issuance of the CSNs) of the instrument. The debt component was recognized at the present value of its cash flows discounted using a 4.5% discount rate, our borrowing rate at the date of the issuance of the CSNs for a similar debt instrument without the conversion feature. The equity component, recorded as additional paid-in capital, was $12.8 million, which represents the difference between the proceeds from the issuance of the Debentures and the fair value of the liability, net of deferred taxes of $6.9 million as of the date of the issuance of the CSNs.

FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the CSNs, which is March 7, 2008 to March 15, 2013. The condensed consolidated income statements were retroactively modified compared to previously reported amounts as follows (in thousands, except per share amounts):

	Twelve months ended December 31, 2008	Three months ended March 31, 2008
Additional pre-tax non-cash interest expense	3,087	257
Additional deferred tax benefit	1,080	90
Retroactive change in net income and retained earnings	(2,007)	(167)
Change to basic earnings per share	$(0.04)	$(0.01)
Change to diluted earnings per share	$(0.04)	$(0.01)

For the three months ended March 31, 2009, the additional pre-tax non-cash interest expense recognized in the condensed consolidated income statement was $1.0 million. Accumulated amortization related to the debt discount was $4.1 million and $3.1 million as of March 31, 2009 and December 31, 2008, respectively. The pre-tax increase in non-cash interest expense on our condensed consolidated statements of income to be recognized until 2013, the maturity date of the CSNs, is as follows (in thousands):

Pre-tax increase in non-cash interest expense
2009	3,921
2010	4,098
2011	4,282
2012	4,285

3.	ACQUISITIONS

Acquisitions made prior to December 31, 2008 were accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). Effective January 1, 2009, all business combinations will be accounted for in accordance with SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).

On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. Pursuant to the terms of this amendment, the Company paid to the seller $5,876,351 in cash, and issued to the seller 2,100,000 shares of its common stock, in settlement of a minimum share price guarantee by the Company. The Company also made an additional cash payment of $2,000,000 on March 15, 2009. Deferred payments already due under the

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands

(except per share information)

original Stock Purchase Agreement are to be paid with €8,050,411 due on June 15, 2009 and €8,303,630 due on September 15, 2009. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall, which represents an increase in the Company’s economic stake from 75% to 80%. Additionally, if, during the 210 day period immediately following the effectiveness of the registration statement the Company is obligated to file to register the shares of Company common stock obtained by the seller in this transaction, the seller sells any of the Company common stock it acquired in the transaction for an average sales price per share, weighted by volume, that is less than $12.03, per share, the Company must pay to the seller the excess, if any, of $12.03 over the volume weighted average sales price per share of the Company’s common stock on the day the sale took place, multiplied by the total number of shares sold. Finally, the Company may be obligated to make an additional cash payment to the seller, ranging from €0 to €1,500,000, based upon whether and to what extent the price of a share of the Company’s common stock exceeds $12.03 during that same 210 day period. If the Company must make any such payment, it will receive in return up to an additional 75 Class B shares, which represents up to an additional 1% economic stake of Whitehall, based on the size of the payment.

The Company has consolidated the Whitehall Group as a business combination as of May 23, 2008, on the basis that the Whitehall Group is a Variable Interest Entity and the Company has been assessed as being the primary beneficiary. Included within the Whitehall Group is a 50/50 joint venture with Möet Henessy. This joint venture is accounted for using the equity method and is recorded on the face of the balance sheet in investments with minority interest initially recorded at fair value on the face of the balance sheet. The current term of the joint venture is until June 2013 at which point Möet Henessy will have the option to acquire the remaining shares of the entity.

Under requirements of SFAS 160 a change in ownership interests that does not result in change of control is considered an equity transaction. The identifiable net assets remain unchanged and any difference between the amount by which the NCI is adjusted, and the fair value of the consideration paid is recognized directly in equity and attributed to the controlling interest. Thus we have recorded the 5% increase in ownership interests of Whitehall Group as transaction between equity and mezzanine equity. As a result of this transaction, NCI in Whitehall Group decreased by $6.7 million together with decrease in Additional Paid In Capital of $1.1 million, which was offset by cash outflow of $7.8 million.

4.	EXCHANGEABLE CONVERTIBLE NOTES

On July 9, 2008, the Company closed a strategic investment in the Russian Alcohol Group (“RAG”) and in addition to the equity investment, CEDC purchased exchangeable notes from Lion/Rally Lux 3 (“Lux 3”), a Luxembourg company and indirect subsidiary of a Cayman Islands company (“Cayman 2”) that served as the investment vehicle.

The Notes rank pari passu with the other unsecured obligations of Lux 3 represent a direct and unsecured obligation of Lux 3 and are structurally subordinated to indebtedness of subsidiaries of Lux 3, including Pasalba Limited (“Pasalba”), a company incorporated under the laws of the Republic of Cyprus that made the investment. The Notes have a principal amount of $103.5 million and accrued interest at a rate of 8.3% per annum, which interest may, at Lux’s 3 option, be paid in kind with additional Notes.

On April 24, 2009 the Company sold to Cayman 2 the subordinated exchangeable loan notes plus accrued interest for a total of $110 million, and used the proceeds to purchase an additional 100 million shares of Cayman 2, which resulted in an increase of the Company’s indirect equity interest in RAG from 41.97% to 52.86%. For detail please refer to Note 21.

5.	INTANGIBLE ASSETS OTHER THAN GOODWILL

The major components of intangible assets are:

	March 31, 2009	December 31, 2008
Non-amortizable intangible assets:
Trademarks	$474,986	$563,689
Total	474,986	563,689
Amortizable intangible assets:
Trademarks	$4,656	$5,568
Customer relationships	7,487	7,749
Less accumulated amortization	(5,647)	(6,501)
Total	6,496	6,816

Total intangible assets	$481,482	$570,505

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands

(except per share information)

Management considers trademarks that are indefinite-lived assets to have high or market-leader brand recognition within their market segments based on the length of time they have existed, the comparatively high volumes sold and their general market positions relative to other products in their respective market segments. These trademarks include Soplica, Zubrowka, Absolwent, Royal, Parliament and the rights for Bols Vodka in Poland, Hungary and Russia. Taking the above into consideration, as well as the evidence provided by analyses of vodka products life cycles, market studies, competitive and environmental trends, management believes that these brands will generate cash flows for an indefinite period of time, and that the useful lives of these brands are indefinite. In accordance with SFAS 142, intangible assets with an indefinite life are not amortized but are reviewed at least annually for impairment.

6.	EQUITY METHOD INVESTMENTS IN AFFILIATES

We hold the following investments in unconsolidated affiliates:

	Type of affiliate	Effective Voting Interest	Carrying Value
			March 31, 2009	December 31, 2008
Moet Henessy JV	Equity-Accounted Affiliate	25%	$54,754	77,918
Russian Alcohol Group	Equity-Accounted Affiliate	42%	72,490	111,325

		Total Carrying value	$127,244	189,243

On May 23, 2008, the Company and certain of its affiliates, entered into, and closed upon, a Share Sale and Purchase Agreement and certain other agreements whereby the Company acquired shares representing 50% minus one vote of the voting power, and 75% of the economic interests, in the Whitehall Group (the “Whitehall Acquisition”). The Whitehall Group is a leading importer of premium spirits and wines in Russia. The aggregate consideration paid by the Company was $200 million, paid in cash at the closing. In addition, on October 21, 2008 the Company issued to the Seller 843,524 shares of its common stock, par value $0.01 per share.

On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. Pursuant to the terms of this amendment, the Company paid to the seller $5,876,351 in cash, and issued to the seller 2,100,000 shares of its common stock, in settlement of a minimum share price guarantee by the Company. The Company also made an additional cash payment of $2,000,000 on March 15, 2009. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall, which represents an increase in the Company’s economic stake from 75% to 80%. For further details please refer to Note 3.

On July 9, 2008, the Company closed on its acquisition of approximately 47.5% of the common equity of a Cayman Islands company, referred to as Cayman 2, for approximately $181.5 million in cash, and purchased $103.5 million in subordinated exchangeable loan notes from a subsidiary of Cayman 2. Lion Capital LLP and certain of its affiliates and other financial investors acquired the remaining common equity of Cayman 2, which indirectly owned approximately 88.4% of the outstanding equity of the Russian Alcohol Group. The Russian Alcohol Group, also referred to as “RAG,” is the leading vodka producer in Russia.

On April 24, 2009, the Company and Lion entered into new agreements to govern the Company’s acquisition of all of the outstanding equity of Cayman 2 held by Lion. In connection with those new agreements, on April 29, 2009 the Company acquired certain equity interests in Cayman 2 from Lion in exchange for $13,500,000 in cash, and sold the subordinated exchangeable loan notes to Cayman 2 and used the proceeds to acquire additional equity interests in Cayman 2. After these transactions, the Company’s indirect equity interest in RAG increased from 42% to approximately 54%. The Company is obligated to make certain other cash payments to Lion, and make certain issuances of shares of its common stock to Lion, through 2013 in exchange for the remainder of the equity of Cayman 2 held by Lion.

The summarized financial information of investment in Russian Alcohol Group and Moet Hennessy Joint Venture consolidated under the equity method as of March 31, 2009 is as follows:

Total March 31, 2009
Current assets	460,221
Noncurrent assets	453,265
Current liabilities	(240,788)
Noncurrent liabilities	(424,407)

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands

(except per share information)

Total Three months ended March 31, 2009
Net sales	87,453
Gross profit	45,071
Income from continuing operations	(43,645)
Net income	(43,645)

7.	COMPREHENSIVE INCOME/(LOSS)

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

As of March 31, 2009, our functional currencies (Polish Zloty, Russian Ruble and Hungarian Forint) used to translate the balance sheet weakened against the U.S. dollar as compared to the exchange rate as of December 31, 2008, and as a result a comprehensive loss was recognized. Additionally, translation gains and losses with respect to long-term subordinated inter-company loans with the parent company are charged to other comprehensive income. No deferred tax benefit has been recorded on the comprehensive income/(loss) in regard to the long-term inter-company transactions with the parent company, as the repayment of any equity investment is not anticipated in the foreseeable future.

8.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended March 31,
	2009	2008
Basic:
Net income / (loss) attributable to CEDC shareholders	$(87,661)	$18,365

Weighted average shares of common stock outstanding	47,916	40,720
Basic earnings per share	$(1.83)	$0.45

Diluted:
Net income / (loss) attributable to CEDC shareholders	$(87,661)	$18,365

Weighted average shares of common stock outstanding	47,916	40,720
Net effect of dilutive employee stock options based on the treasury stock method	—	760
Totals	47,916	41,480
Diluted earnings per share	$(1.83)	$0.44

As of March 31, 2009, the Company excluded 81,363 shares from the above EPS calculation because they would have had an antidilutive impact for the 2009 period presented.

Employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during the three months periods ended March 31, 2009 and 2008. In addition there is no adjustment to fully diluted shares related to the Convertible Senior Notes as the average market price was below the conversion price for the period.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands

(except per share information)

9.	BORROWINGS

Bank Facilities

As of March 31, 2009, $11.8 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis. As of March 31, 2009, the Company had utilized approximately $67.8 million of a multipurpose credit line agreement in connection with the 2007 tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company. The indebtedness under the credit line agreement matures on February 24, 2011.

On March 31, 2009, the Company received from BRE Bank S.A. a promissory letter for the prolongation of existing loan of $80.5 million setting out the repayment date for August 31, 2010. Based on the above, we classified this loan as a long term in the accompanying consolidated balance sheet.

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

As of March 31, 2009 and December 31, 2008, the Company had accrued interest of $4.7 million and $12.0 million respectively related to the Senior Secured Notes, with the next coupon due for payment on July 25, 2009. As of March 31, 2009 and December 31, 2008 accrued interest related to Senior Secured Notes is presented together with the Senior Secured Notes balance. Total obligations under the Senior Secured Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method and fair value adjustments from the application of hedge accounting as shown in the table below:

	March 31, 2009	December 31, 2008
Senior Secured Notes	$330,678	$357,934
Fair value bond mark to market	(301)	(7,124)
Unamortized portion of closed hedges	(2,084)	(553)
Unamortized issuance costs	(3,911)	(5,223)

Total	$324,382	$345,034

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

Effective January 1, 2009, we adopted FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is effective for our

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands

(except per share information)

$310 million Convertible Notes and requires retrospective application for all periods presented. The FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the Convertible Notes. For additional information, see Note 2.- Basis of Presentation .

As of December 31, 2008 accrued interest related to Convertible Senior Notes is presented in other accrued liabilities of $2.7 million. As of March 31, 2009 accrued interest is presented together with the Convertible Senior Notes balance of $0.4 million, with the next coupon due for payment on September 15, 2009. Total obligations under the Convertible Senior Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	March 31, 2009	December 31, 2008
Convertible Senior Notes	$310,386	$310,000
Unamortized issuance costs	(4,524)	(4,791)
Debt discount related to Convertible Senior Notes	(15,622)	(16,585)

Total	$290,240	$288,624

Total borrowings as disclosed in the financial statements are:

	March 31, 2009	December 31, 2008
Short term bank loans and overdraft facilities for working capital	$50,022	$109,552

Total short term bank loans and utilized overdraft facilities	50,022	109,552

Long term bank loans for share tender	67,797	81,081
Long term obligations under Senior Secured Notes	324,382	345,034
Long term obligations under Convertible Senior Notes	290,240	305,209
Other total long term debt, less current maturities	106,592	89,429

Total debt	$839,033	$930,305

March 31, 2009
Principal repayments for the following years
2009	$50,022
2010	82,542
2011	76,847
2012	330,382
2013 and beyond	299,240

Total	$839,033

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands

(except per share information)

10.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	March 31, 2009	December 31, 2008
Raw materials and supplies	$16,472	$18,352
In-process inventories	3,083	1,698
Finished goods and goods for resale	127,600	160,254

Total	$147,155	$180,304

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

11.	INCOME TAXES

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

The Company files income tax returns in the U.S., Poland, Hungary, Russia, as well as in various other countries throughout the world in which we conduct our business. The major tax jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2004 in the U.S., 2003 in Poland and Hungary and 2006 in Russia.

12.	STOCKHOLDERS EQUITY

On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. Pursuant to the terms of this amendment, the Company paid to the seller $7,876,351 in cash, issued to the seller 2,100,000 shares of its common stock, and will make certain future cash payments, in settlement of a minimum share price guarantee by the Company and as consideration for additional equity in Whitehall, as discussed in Note 3, above.

13.	OPERATING SEGMENTS

The Company operates and manages its business based upon three primary segments: Poland, Russia and Hungary. Selected financial data split based upon this segmentation is shown below:

	Segment Net Revenues
	Three months ended March 31,
	2009	2008
Segment
Poland	$167,413	$297,389
Russia	43,384	7,225
Hungary	7,095	9,006

Total Net Sales	$217,892	$313,620

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands

(except per share information)

	Operating Profit
	Three months ended March 31,
	2009	2008
Segment
Poland	$14,903	$23,577
Russia	6,259	1,657
Hungary	607	1,404
Corporate Overhead
General corporate overhead	(499)	(404)
Option Expense	(964)	(766)

Total Operating Profit	$20,306	$25,468

	Identifiable Operating Assets
	March 31, 2009	December 31, 2008
Segment
Poland	$1,293,779	$1,625,471
Russia	634,255	814,400
Hungary	26,066	37,842
Corporate	7,054	5,973

Total Identifiable Assets	$1,961,154	$2,483,686

	Goodwill
	March 31, 2009	December 31, 2008
Segment
Poland	$392,237	$469,094
Russia	232,157	269,109
Hungary	5,897	7,053
Corporate	—	—

Total Goodwill	$630,291	$745,256

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands

(except per share information)

14.	INTEREST INCOME / (EXPENSE)

For the three months ended March 31, 2009 and 2008 respectively, the following items are included in Interest income / (expense):

	Three months ended March 31,
	2009	2008
Interest income	$3,393	$1,374
Interest expense	(15,133)	(13,159)

Total interest (expense), net	($11,740)	($11,785)

15.	OTHER FINANCIAL INCOME / (EXPENSE)

For the three months ended March 31, 2009 and 2008, the following items are included in Other Financial Income / (Expense):

	Three months ended March 31,
	2009	2008
Foreign exchange impact related to foreign currency financing	$(112,955)	$8,915
Foreign exchange impact related to long term Notes receivable	17,400	—
Write-off of hedge associated with retired debt	—	(305)
Write-off of financing costs associated with retired debt	—	(851)
Other gains / (losses)	(665)	1,344

Total other financial income / (expense), net	$(96,220)	$9,103

16.	FINANCIAL INSTRUMENTS

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

(except per share information)

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

In January 2009, the remaining portion of the IRS hedge related to the Senior Secured Notes was closed and written off with a net cash settlement of approximately $1.9 million. As at March 31, 2009 the Company is not part of any open hedge transactions.

17.	FAIR VALUE MEASUREMENTS

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

Level 1	–	Quoted prices in active markets for identical assets or liabilities.

Level 2	–	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. As at March 31, 2009, we have no material financial assets or liabilities carried at fair value using significant level 1, level 2 or level 3 inputs.

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

In January 2009, the remaining portion of the IRS hedge related to the Senior Secured Notes was closed and written off with a net cash settlement of approximately $1.9 million. As at March 31, 2009 the Company is not part of any open hedge transactions.

18.	STOCK OPTION PLANS AND WARRANTS

As of January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment” requiring the recognition of compensation expense in the Condensed Consolidated Statements of Income related to the fair value of its employee share-based options. SFAS No. 123(R) revises SFAS No. 123 “Accounting for Stock- Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123(R) is supplemented by SEC Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment”. SAB No. 107 expresses the SEC staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payments arrangements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands

(except per share information)

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

A summary of the Company’s stock option and restricted stock units activity, and related information for the three months ended March 31, 2009 is as follows:

	Number of Options	Weighted- Average Exercise Price
Total Options
Outstanding at January 1, 2009	1,350,252	$28.16
Granted	132,125	$19.79
Exercised	—	$—
Forfeited	—	$—

Outstanding at March 31, 2009	1,482,377	$27.86
Exercisable at March 31, 2009	1,038,225	$22.22

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Nonvested restricted stock units
Nonvested at January 1, 2009	68,555	$51.42
Granted	13,341	$19.58
Vested	—	$—
Forfeited	(458)	$74.15

Nonvested at March 31, 2009	81,438	$46.08

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands

(except per share information)

During 2009, the range of exercise prices for outstanding options was $1.13 to $60.92. During 2009, the weighted average remaining contractual life of options outstanding was 5.7 years. Exercise prices for options exercisable as of March 31, 2009 ranged from $1.13 to $44.15. The Company has also granted 13,341 restricted stock units to its employees at an average price of $19.58.

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of March 31, 2009, the Company has not changed the terms of any outstanding awards.

During the three months ended March 31, 2009, the Company recognized compensation cost of $0.97 million and a related deferred tax asset of $0.17 million.

As of March 31, 2009, there was $4.9 million of total unrecognized compensation cost related to non-vested stock options and restricted stock units granted under the Plan. The costs are expected to be recognized over a weighted average period of 22 months through 2009-2011.

For the three month period ended March 31, 2009, the compensation expense related to all options was calculated based on the fair value of each option grant using the binomial distribution model. The Company has never paid cash dividends and does not currently have plans to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on average of implied and historical volatility projected over the remaining term of the options. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	2009	2008
Fair Value	$7.34	$18.16
Dividend Yield	0%	0%
Expected Volatility	47.3%	34.1% -38.5%
Weighted Average Volatility	47.3%	37.5%
Risk Free Interest Rate	0.4%	1.5% -3.2%
Expected Life of Options from Grant	3.2	3.2

19.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

As part of the Share Purchase Agreement related to the October 2005 Polmos Bialystok Acquisition, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish Zloty during the five years after the acquisition was consummated. As of March 31, 2009, the Company had invested 63.4 million Polish Zloty (approximately $17.9 million) in Polmos Bialystok.

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

(except per share information)

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

On May 23, 2008, the Company and certain of its affiliates, entered into, and closed upon, a Share Sale and Purchase Agreement and certain other agreements whereby the Company acquired shares representing 50% minus one vote of the voting power, and 75% of the economic interests, in the Whitehall Group (the “Whitehall Acquisition”). The Whitehall Group is a leading importer of premium spirits and wines in Russia. The aggregate consideration paid by the Company was $200 million, paid in cash at the closing. In addition, on October 21, 2008 the Company issued to the Seller 843,524 shares of its common stock, par value $0.01 per share.

On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. Pursuant to the terms of this amendment, the Company has paid to the seller $7,876,351 in cash, and issued to the seller 2,100,000 shares of its common stock, in settlement of a minimum share price guarantee by the Company. Deferred payments already due under the original Stock Purchase Agreement are to be paid with €8,050,411 due on June 15, 2009 and €8,303,630 due on September 15, 2009. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall, which represents an increase in the Company’s economic stake from 75% to 80%. Additionally, if, during the 210 day period immediately following the effectiveness of the registration statement the Company is obligated to file to register the shares of Company common stock obtained by the seller in this transaction, the seller sells any of the Company common stock it acquired in the transaction for an average sales price per share, weighted by volume, that is less than $12.03, per share, the Company must pay to the seller the excess, if any, of $12.03 over the volume weighted average sales price per share of the Company’s common stock on the day the sale took place, multiplied by the total number of shares sold. Finally, the Company may be obligated to make an additional cash payment to the seller, ranging from €0 to €1,500,000, based upon whether and to what extent the price of a share of the Company’s common stock exceeds $12.03 during that same 210 day period. If the Company must make any such payment, it will receive in return up to an additional 75 Class B shares, which represents up to an additional 1% economic stake of Whitehall, based on the size of the payment.

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

On July 9, 2008, the Company completed an investment with Lion Capital LLP (“Lion Capital”) and certain of Lion’s affiliates (collectively with Lion Capital, “Lion”) and certain other investors, pursuant to which the Company, Lion and such other investors acquired all of the outstanding equity of the Russian Alcohol Group (“RAG”). In connection with that investment, the Company acquired an indirect equity stake in RAG of approximately 42%, and Lion acquired substantially all of the remainder of the equity of RAG. The agreements governing that investment gave the Company the right to acquire, and gave Lion the right to require the Company to acquire, Lion’s equity stake in RAG (the “Prior Agreement”).

On April 24, 2009, the Company entered into new agreements with Lion to replace the Prior Agreement, which will permit the Company, through a multi-stage equity purchase, to acquire over the next five years (including 2009) all of the equity interests in RAG held by Lion (the “Acquisition”), including a Note Purchase and Share Subscription Agreement between the Company, Carey Agri International – Poland Sp. z o.o., a Polish limited liability company and subsidiary of the Company (“Carey Agri”), Lion/Rally Cayman 2, a company incorporated in the Cayman Islands and the acquisition vehicle used for the original investment (“Cayman 2”), and Lion/Rally Cayman 5, a company incorporated in the Cayman Islands and an affiliate of Lion (“Cayman 5,” and such agreement, the “Note Purchase Agreement”).

Pursuant to the Note Purchase Agreement, on April 29, 2009, Carey Agri paid to Cayman 5 $13,500,000 in cash in exchange for certain indirect equity interests in RAG, sold to Cayman 2 the $110,000,000 subordinated exchangeable loan notes issued by an

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands

(except per share information)

affiliate of Cayman 2 to Carey Agri in connection with the initial investment, and used the proceeds to acquire additional indirect equity of RAG. In addition, (1) the Company will issue to Cayman 5 $17,150,000 in common stock, par value $0.01, of the Company (“Common Stock”) on the first business day after a registration statement relating to that Common Stock is declared effective by the United States Securities and Exchange Commission as contemplated by the Registration Rights Agreement (as discussed below), and (2) Carey Agri will pay to Cayman 5 $4.25 million in cash on August 14, 2009 (which cash payment may be replaced in whole or in part by an issuance of $5,000,000 in Common Stock under certain circumstances). In exchange for this consideration, the Company will receive additional indirect equity interests in RAG. The Company has guaranteed all of the obligations of Carey Agri under the Note Purchase Agreement. Pursuant to the terms of the Note Purchase Agreement, if any issuance of Common Stock pursuant to the Note Purchase Agreement would cause Cayman 5 and its affiliates to own 5% or more of the outstanding Common Stock or voting power of the Company (the “Threshold”), then the issuance of such Common Stock will be deferred until it can be issued without breaching the Threshold. In addition, if any issuance of Common Stock pursuant to the Note Purchase Agreement would result in the Company having issued, in the aggregate in connection with the Acquisition, a number of shares of Common Stock in excess of 20% of the shares of Common Stock outstanding (the “20% Limit”), then the Company will issue that number of shares of Common Stock that will not breach the 20% Limit and, within 90 days thereafter, will deliver the remainder in cash, Common Stock, or a combination thereof, as the Company may elect. After consummating the transactions contemplated by the Note Purchase Agreement, the Company will hold approximately 54% of the equity interests in RAG.

On May 7, 2009, the Company entered into an Option Agreement (the “Option Agreement”) with Cayman 4, Cayman 5, Lion/Rally Cayman 6, a Cayman Islands company that will hold the restructured investment in RAG (“Cayman 6”), and Lion/Rally Cayman 7 L.P., a Cayman Exempted Limited Partnership, of which the Company and Cayman 2 are limited partners (“Cayman 7”). The Option Agreement will govern the Company’s acquisition of the remaining equity interests in RAG held by Lion over the following four years.

Pursuant to the Option Agreement, Cayman 4 and Cayman 5 granted to Cayman 7 a series of options entitling Cayman 7 to acquire, subject to the receipt of certain antitrust approvals, the remaining equity interests of RAG held by Lion through Cayman 4 and Cayman 5 (the “Cayman 7 Call Options”). In connection with the exercise of these options, Cayman 7 will receive certain equity interests in RAG, and will pay to Cayman 4 and Cayman 5 consideration as follows: (1) 1,000,000 shares of Common Stock issuable on or within 30 days after October 31, 2009, (2) 1,575,000 shares of Common Stock issuable on June 15, 2010 and $25,330,517 and €22,822,679 payable in cash on or within 30 days after June 30, 2010 ($15,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock), (3) $69,083,229 and €62,243,670 payable in cash on or within 60 days after May 31, 2011 ($15,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock), (4) 751,852 shares of Common Stock issuable, and $70,019,690 and €63,087,417 payable in cash, on or within 90 days after July 31, 2012, and (5) $69,083,229 and €62,243,670 payable in cash on or within 120 days after May 31, 2013 (subject to reduction by up to $10,000,000, and up to $20,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock, in each case based upon the date on which such Cayman 7 Call Option is exercised and consummated). The amounts of cash payable, and number of shares issuable, are subject to certain adjustments based on the price of one share of Common Stock, and reduction in the event of early payment by the Company, in each case over the course of the Acquisition. The Company also will be able to apply the value of any dividends from RAG, in respect of its and Lion’s equity stakes, to prepayment of the consideration. Upon the consummation of all of the transactions contemplated above, the Company will hold all of the equity interests in RAG previously held by Lion, and will hold substantially all of the equity interests in RAG.

As consideration for Cayman 4 and Cayman 5 granting to Cayman 7 the Cayman 7 Call Options, the Company will, within 30 days after the execution of the Option Agreement, grant to Cayman 4 and Cayman 5 warrants to acquire Common Stock as follows: (1) warrants to acquire, in the aggregate, 1,490,550 shares of Common Stock at an exercise price of $22.11, exercisable on May 31, 2011, (2) warrants to acquire, in the aggregate, 300,000 shares of Common Stock at an exercise prices of $26.00, exercisable on July 31, 2012, and (3) warrants to acquire, in the aggregate, 1,803,813 shares of Common Stock at an exercise prices of $26.00, exercisable on May 31, 2013 (all such warrants, the “Warrants”). Each of the Warrants may be settled, at the Company’s option, in cash or on a net shares basis.

In the event the Company does not exercise any of the Cayman 7 Call Options, Cayman 4 and Cayman 5 may require the Company to exercise and consummate all unexercised Cayman 7 Call Options. If the Company fails to exercise and consummate such Cayman 7 Call Option, Cayman 4 and Cayman 5 may require the Company, through Cayman 7, to sell to Cayman 4 and Cayman 5 all of the equity interests of RAG held by the Company. The Company has guaranteed all of the obligations of Cayman 7 under the Option Agreement, and granted Lion security rights over the equity of RAG against any default by, or change in control of, the Company.

Pursuant to the terms of the Option Agreement, if any issuance of Common Stock pursuant to the Option Agreement would cause Cayman 4, Cayman 5 and their affiliates to breach the Threshold, the issuance of such Common Stock will be deferred until it can be issued without breaching the Threshold.

In the event that the Company is required to refinance or retire the indebtedness described above, and/or acquires the capital stock of Copecresto, Whitehall or the majority-owned subsidiary of Cayman 2, such transactions would be financed through additional sources of debt or equity funding. We cannot provide assurances as to whether or on what terms such funding would be available.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands

(except per share information)

20.	RELATED PARTY TRANSACTION

In January of 2005, the Company entered into a rental agreement for a facility located in northern Poland, which is 33% owned by the Company’s Chief Operating Officer. The monthly rent to be paid by the Company for this location is approximately $16,300 per month and relates to facilities to be shared by two subsidiaries of the Company.

During the three months of 2009, the Company made sales and purchases transactions with ZAO Urhozay an entity partially owned by a CEDC Board Member, Sergey Kupriyanov. Urozhay is acting as a toll filler for the Company. All sales related mainly to raw materials for production and were made on normal commercial terms. Total sales for the three months ended March 31, 2009 were approximately $7.4 million. Purchases of finished goods from ZAO Urozhay were approximately $21.8 million.

During the three months of 2009, the Company made sales to a restaurant which is partially owned by the Chief Executive Officer of the Company. All sales were made on normal commercial terms, and total sales for the three months ended March 31, 2009 and 2008 were approximately $24,600 and $28,500.

One of the Company’s subsidiaries has a loan denominated in Euro from Herodius Holdings Limited, a company owned by a co-owner of Whitehall Group. The loan balance including accrued interest as at March 31, 2009 is $13.4 million. The loan accrues interest at normal market rates.

21.	SUBSEQUENT EVENTS

On July 9, 2008, the Company completed an investment with Lion Capital LLP (“Lion Capital”) and certain of Lion’s affiliates (collectively with Lion Capital, “Lion”) and certain other investors, pursuant to which the Company, Lion and such other investors acquired all of the outstanding equity of the Russian Alcohol Group (“RAG”). In connection with that investment, the Company acquired an indirect equity stake in RAG of approximately 42%, and Lion acquired substantially all of the remainder of the equity of RAG. The agreements governing that investment gave the Company the right to acquire, and gave Lion the right to require the Company to acquire, Lion’s equity stake in RAG (the “Prior Agreement”).

On April 24, 2009, the Company entered into new agreements with Lion to replace the Prior Agreement, which will permit the Company, through a multi-stage equity purchase, to acquire over the next five years (including 2009) all of the equity interests in RAG held by Lion (the “Acquisition”), including a Note Purchase and Share Subscription Agreement between the Company, Carey Agri International – Poland Sp. z o.o., a Polish limited liability company and subsidiary of the Company (“Carey Agri”), Lion/Rally Cayman 2, a company incorporated in the Cayman Islands and the acquisition vehicle used for the original investment (“Cayman 2”), and Lion/Rally Cayman 5, a company incorporated in the Cayman Islands and an affiliate of Lion (“Cayman 5,” and such agreement, the “Note Purchase Agreement”).

Pursuant to the Note Purchase Agreement, on April 29, 2009, Carey Agri paid to Cayman 5 $13,500,000 in cash in exchange for certain indirect equity interests in RAG, sold to Cayman 2 the $110,000,000 subordinated exchangeable loan notes issued by an affiliate of Cayman 2 to Carey Agri in connection with the initial investment, and used the proceeds to acquire additional indirect equity of RAG. In addition, (1) the Company will issue to Cayman 5 $17,150,000 in common stock, par value $0.01, of the Company (“Common Stock”) on the first business day after a registration statement relating to that Common Stock is declared effective by the United States Securities and Exchange Commission as contemplated by the Registration Rights Agreement (as discussed below), and (2) Carey Agri will pay to Cayman 5 $4.25 million in cash on August 14, 2009 (which cash payment may be replaced in whole or in part by an issuance of $5,000,000 in Common Stock under certain circumstances). In exchange for this consideration, the Company will receive additional indirect equity interests in RAG. The Company has guaranteed all of the obligations of Carey Agri under the Note Purchase Agreement. Pursuant to the terms of the Note Purchase Agreement, if any issuance of Common Stock pursuant to the Note Purchase Agreement would cause Cayman 5 and its affiliates to own 5% or more of the outstanding Common Stock or voting power of the Company (the “Threshold”), then the issuance of such Common Stock will be deferred until it can be issued without breaching the Threshold. In addition, if any issuance of Common Stock pursuant to the Note Purchase Agreement would result in the Company having issued, in the aggregate in connection with the Acquisition, a number of shares of Common Stock in excess of 20% of the shares of Common Stock outstanding (the “20% Limit”), then the Company will issue that number of shares of Common Stock that will not breach the 20% Limit and, within 90 days thereafter, will deliver the remainder in cash, Common Stock, or a combination thereof, as the Company may elect. After consummating the transactions contemplated by the Note Purchase Agreement, the Company will hold approximately 54% of the equity interests in RAG.

On May 7, 2009, the Company entered into an Option Agreement (the “Option Agreement”) with Cayman 4, Cayman 5, Lion/Rally Cayman 6, a Cayman Islands company that will hold the restructured investment in RAG (“Cayman 6”), and Lion/Rally Cayman 7 L.P., a Cayman Exempted Limited Partnership, of which the Company and Cayman 2 are limited partners (“Cayman 7”). The Option Agreement will govern the Company’s acquisition of the remaining equity interests in RAG held by Lion over the following four years.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands

(except per share information)

Pursuant to the Option Agreement, Cayman 4 and Cayman 5 granted to Cayman 7 a series of options entitling Cayman 7 to acquire, subject to the receipt of certain antitrust approvals, the remaining equity interests of RAG held by Lion through Cayman 4 and Cayman 5 (the “Cayman 7 Call Options”). In connection with the exercise of these options, Cayman 7 will receive certain equity interests in RAG, and will pay to Cayman 4 and Cayman 5 consideration as follows: (1) 1,000,000 shares of Common Stock issuable on or within 30 days after October 31, 2009, (2) 1,575,000 shares of Common Stock issuable on June 15, 2010 and $25,330,517 and €22,822,679 payable in cash on or within 30 days after June 30, 2010 ($15,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock), (3) $69,083,229 and €62,243,670 payable in cash on or within 60 days after May 31, 2011 ($15,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock), (4) 751,852 shares of Common Stock issuable, and $70,019,690 and €63,087,417 payable in cash, on or within 90 days after July 31, 2012, and (5) $69,083,229 and €62,243,670 payable in cash on or within 120 days after May 31, 2013 (subject to reduction by up to $10,000,000, and up to $20,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock, in each case based upon the date on which such Cayman 7 Call Option is exercised and consummated). The amounts of cash payable, and number of shares issuable, are subject to certain adjustments based on the price of one share of Common Stock, and reduction in the event of early payment by the Company, in each case over the course of the Acquisition. The Company also will be able to apply the value of any dividends from RAG, in respect of its and Lion’s equity stakes, to prepayment of the consideration. Upon the consummation of all of the transactions contemplated above, the Company will hold all of the equity interests in RAG previously held by Lion, and will hold substantially all of the equity interests in RAG.

As consideration for Cayman 4 and Cayman 5 granting to Cayman 7 the Cayman 7 Call Options, the Company will, within 30 days after the execution of the Option Agreement, grant to Cayman 4 and Cayman 5 warrants to acquire Common Stock as follows: (1) warrants to acquire, in the aggregate, 1,490,550 shares of Common Stock at an exercise price of $22.11, exercisable on May 31, 2011, (2) warrants to acquire, in the aggregate, 300,000 shares of Common Stock at an exercise prices of $26.00, exercisable on July 31, 2012, and (3) warrants to acquire, in the aggregate, 1,803,813 shares of Common Stock at an exercise prices of $26.00, exercisable on May 31, 2013 (all such warrants, the “Warrants”). Each of the Warrants may be settled, at the Company’s option, in cash or on a net shares basis.

In the event the Company does not exercise any of the Cayman 7 Call Options, Cayman 4 and Cayman 5 may require the Company to exercise and consummate all unexercised Cayman 7 Call Options. If the Company fails to exercise and consummate such Cayman 7 Call Option, Cayman 4 and Cayman 5 may require the Company, through Cayman 7, to sell to Cayman 4 and Cayman 5 all of the equity interests of RAG held by the Company. The Company has guaranteed all of the obligations of Cayman 7 under the Option Agreement, and granted Lion security rights over the equity of RAG against any default by, or change in control of, the Company.

Pursuant to the terms of the Option Agreement, if any issuance of Common Stock pursuant to the Option Agreement would cause Cayman 4, Cayman 5 and their affiliates to breach the Threshold, the issuance of such Common Stock will be deferred until it can be issued without breaching the Threshold.

Governance Agreement

On May 7th, 2009, the Company entered into a Governance and Shareholders Agreement with Cayman 4, Cayman 5, Cayman 6, Cayman 7, and Lion/Rally Cayman 8, a Cayman Islands company that will be the general partner of Cayman 7 and an affiliate of Lion (the “Governance Agreement”). The Governance Agreement will govern the management of investments in, and ongoing operation of, Cayman 6, and, as a result, the overall management and governance of RAG. The Governance Agreement establishes the Company’s and the other parties’ rights and obligations with respect to their equity investments in Cayman 6, as well as the rights and obligations of Cayman 6, and establishes principles for the management of Cayman 6.

Beginning from the execution of the Governance Agreement, the Company will receive significantly enhanced minority rights in the management of RAG, including approval of dividends, RAG’s business plan and material contracts. The Company will have the right to additional governance rights subject to the receipt of certain antitrust approvals. Once the Company has paid consideration in the aggregate of $230,000,000 to Lion, the Company and Lion will jointly govern RAG as a 50-50 joint venture. Once the Company has paid consideration in the aggregate of $380,000,000 to Lion, the Company will gain sole management control of RAG, and Lion will be granted certain minority rights. The Company has the right to accelerate this process by accelerating the payments it is required to make.

Generally, no shareholder of Cayman 6 may transfer any of its equity in RAG or the legal or beneficial interest therein without the consent of all parties to the Governance Agreement.

The Company is in the process of completing its valuations and calculation its purchase price adjustments related to the acquisition in Russian Alcohol Group, which are expected to be quantified by June 30, 2009.

22.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts in tables expressed in thousands, except per share information

Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, “Fair Value Measurements.” FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs are effective for us for reporting periods ending after June 30, 2009. We are continuing to assess the potential disclosure effects of these pronouncements.

In December 2008, the FASB issued FSP SFAS No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132R-1”) which significantly expands the disclosures required by employers for postretirement plan assets. The FSP requires plan sponsors to provide extensive new disclosures about assets in defined benefit postretirement benefit plans as well as any concentrations of associated risks. In addition, the FSP requires new disclosures similar to those in SFAS No. 157, “Fair Value Measurements”, in terms of the three-level fair value hierarchy. The disclosure requirements are annual and do not apply to interim financial statements and are required by us in disclosures related to the year ended December 31, 2009. We do expect the adoption of FSP SFAS 132R-1 to result in additional annual financial reporting disclosures and we are continuing to assess the potential effects of this pronouncement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.

This report contains forward-looking statements, which provide our current expectations or forecasts of future events. These forward-looking statements may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation:

•

information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth, liquidity, prospects, strategies and the industry in which the Company and its subsidiaries operate;

•	statements about the level of our costs and operating expenses relative to the Company revenues, and about the expected composition of the Company’s revenues;

•	statements about consummation, financing, results and integration of the Company’s acquisitions, including future acquisitions the Company may make;

•	information about the impact of Polish regulations on the Company business;

•	statements about local and global credit markets, currency exchange rates and economic conditions;

•	other statements about the Company’s plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

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

We urge you to read and carefully consider the items of the other reports that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect us and our future performance and the industry in which we operate, including the risk factors described in the Company’s Annual Report on Form 10-K for the year ended, December 31, 2008 filed with the SEC on March 2, 2009. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur as described, or at all.

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

Overview

We are the largest vodka producer by value and volume in Poland, and one of the largest producers of vodka in the world with our primary operations in Poland, Hungary and Russia. In Poland, we produce the Absolwent, Zubrówka, Bols and Soplica brands, among others. In Russia, we produce and sell one of the leading vodkas in the premium segment, Parliament Vodka. Through our investment in the Russian Alcohol Group, referred to as RAG, we also produce and sell the number one selling vodka in Russia, Green Mark, a mainstream brand. In addition, we produce and distribute Royal Vodka, the number one selling vodka in Hungary. We also currently export our products to many markets around the world.

In 2008, the companies in our group produced and sold approximately 30.1 million nine-liter cases of vodka in the four main vodka segments: top—premium, premium, mainstream and economy (with over 85% of our sales in the mainstream and premium segments).

Starting at the end of 2008 and continuing into the first quarter of 2009, we have continued our actions focused on cost control and working capital management, including re-evaluating our capital expenditure plans, continuing to consolidate distribution branches in Poland and reducing headcount both in Poland and Russia. In addition in Russia and Poland, spirit pricing has remained low from year end to March 2009, and labor costs continue to come down as well as other key cost components including but not limited to petrol costs and materials for packaging.

Significant factors affecting our consolidated results of operations

Effect of Acquisitions of Production Subsidiaries

During 2009, we have continued our acquisition strategy outside of Poland and Hungary with our investments into the production and importation of alcoholic beverages in Russia. Specifically, the Company agreed to amend the terms of the Stock Purchase Agreement governing its acquisition of equity interests in Whitehall to satisfy the Company’s obligation to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. In addition, the Company and Lion Capital LLP have entered into a new agreement to govern the Company’s acquisition of all of the equity interests in the Russian Alcohol Group held by Lion.

The Whitehall Acquisition

On May 23, 2008, the Company and certain of its affiliates entered into, and closed upon, a Share Sale and Purchase Agreement and certain other agreements whereby the Company acquired shares representing 50% minus one vote of the voting power, and 75% of the economic interests in the Whitehall Group. The Whitehall Group is a leading importer of premium spirits and wines in Russia. The aggregate consideration paid by the Company was $200 million, paid in cash at the closing. In addition, on October 21, 2008 the Company issued 843,524 shares of its common stock to the seller. On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement, as described under “The Company’s Future Liquidity and Capital Resources,” below.

The Company has consolidated the Whitehall Group as a business combination as of May 23, 2008, on the basis that the Whitehall Group is a Variable Interest Entity and the Company has been assessed as being the primary beneficiary. Included within the Whitehall Group is a 50/50 joint venture with Möet Henessy. This joint venture is accounted for using the equity method and is recorded on the face of the balance sheet in investments with minority interest initially recorded at fair value on the face of the balance sheet. The current term of the joint venture is until June 2013 at which point the Möet Henessy will have the option to acquire the remaining shares of the entity.

The Investment in the Russian Alcohol Group

On July 9, 2008, the Company completed an investment with Lion Capital LLP and certain of Lion’s affiliates and certain other investors, pursuant to which the Company, Lion and such other investors acquired all of the outstanding equity of the Russian Alcohol Group (“RAG”). In connection with that investment, the Company acquired an indirect equity stake in RAG of approximately 42%, and Lion acquired substantially all of the remainder of the equity of RAG. The agreements governing that investment gave the Company the right to acquire, and gave Lion the right to require the Company to acquire, Lion’s equity stake in RAG (the “Prior Agreement”). On April 24, 2009, the Company entered into new agreements with Lion to replace the Prior Agreement, which will permit the Company, through a multi-stage equity purchase, to acquire over the next five years (including 2009) all of the equity interests in RAG held by Lion, as described under “The Company’s Future Liquidity and Capital Resources,” below.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts in tables expressed in thousands, except per share information

Effect of Exchange Rate Movements

The first quarter of fiscal year 2009 also saw the continuation of significant changes in the global economic environment, which commenced in 2008 and continue to this day as the world-wide financial crisis began to affect Central and Eastern Europe. During the first quarter of 2009 there has been a significant depreciation of the Polish zloty and the Russian ruble against the U. S. dollar and the Euro which has had a material impact on our foreign currency translation. In addition, we recognized a material non cash foreign exchange translation loss primarily due to our liabilities under the Senior Secured Notes and the Senior Convertible Notes, denominated in Euro and U.S. Dollars, respectively.

Results of Operations:

Three months ended March 31, 2009 compared to three months ended March 31, 2008

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Three months ended
	March 31, 2009	March 31, 2008 (as adjusted)
PROFIT AND LOSS
Sales	$297,759	$408,080
Excise taxes	(79,867)	(94,460)
Net Sales	217,892	313,620
Cost of goods sold	156,730	247,404

Gross Profit	61,162	66,216

Operating expenses	40,856	40,748

Operating Income	20,306	25,468

Non operating income / (expense), net
Interest (expense), net	(11,740)	(11,785)
Other financial income / (expense), net	(96,220)	9,103
Other non operating income / (expense), net	(162)	140

Income / (loss) before taxes, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	(87,816)	22,926

Income tax benefit / (expense)	17,564	(4,308)
Equity in net earnings of affiliates	(18,421)	—

Net income / (loss)	$(88,673)	$18,618

Less: Net income / (loss) attributable to noncontrolling interests in subsidiaries	(111)	253
Less: Net income / (loss) attributable to redeemable noncontrolling interests in Whitehall Group	(901)	—

Net income /(loss) attributable to CEDC	$(87,661)	$18,365

Net income / (loss) per share of common stock, basic	$(1.83)	$0.45

Net income / (loss) per share of common stock, diluted	$(1.83)	$0.44

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts in tables expressed in thousands, except per share information

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and exclusive imports and value added tax. Total net sales decreased by approximately 30.5%, or $95.7 million, from $313.6 million for the three months ended March 31, 2008 to $217.9 million for the three months ended March 31, 2009. This decrease in sales is due to the following factors:

Net Sales for three months ended March 31, 2008	$313,620
Increase from acquisitions	35,508
Reduction of low margin products	(17,384)
Existing business sales decline	(14,767)
Impact of foreign exchange rates	(99.085)

Net sales for three months ended March 31, 2009	$217,892

Factors impacting our existing business sales for the three months ending March 31, 2009 include our program of reducing our wholesaling of lower margin SKUs, primarily beer, in Poland, which we began at the end of 2008 and lower depletions during the first quarter of 2009 as a result of higher inventory levels in the market in Poland at the beginning of the quarter. These higher inventory levels in the market at the beginning of the quarter were driven by the nine percent excise tax increase in Poland on December 31, 2008 which prompted customers to purchase additional product prior to December 31, 2008 at the lower excise tax. This was the primary factor affecting our decline in existing business sales growth. However, as noted below, the reduction in lower margin of distributed products contributed to our positive growth in gross and operating margins as a percentage of sales. Finally the timing of Easter impacted our sales trend as Easter which is traditionally a higher sales period fell during the first quarter in 2008 whereas in 2009, this took place in the second quarter.

Based upon average exchange rates for the three months ended March 31, 2009 and March 31, 2008, our functional currencies depreciated against the U.S. dollar, by approximately 33%. This resulted in a decrease of $99.1 million of sales in U.S. Dollar terms. As a result of our recent acquisitions in Russia, we have moved to a segmental approach to our business split by our primary geographic locations of operations, Poland, Russia and Hungary.

	Segment Net Revenues
	Three months ended March 31,
	2009	2008
Segment
Poland	$167,413	$297,389
Russia	43,384	7,225
Hungary	7,095	9,006

Total Net Sales	$217,892	$313,620

As noted above the decline in sales for Poland were primarily driven by the devaluation of the Polish Zloty against the U.S. dollar, the reduction in our lower margin third party distribution sales, the lower sell out of our own products due to higher inventory levels in the market as a result of the excise tax increase in Poland on December 31, 2008, and the timing of Easter. Partially offsetting these items was growth in our imports and exports business. The reduction in lower margin distribution sales is expected to continue throughout the year, impacting sales by approximately $10 to $15 million per quarter, however having a positive impact on a gross margin as a percentage of sales.

The increase in sales in Russia was driven primarily by the inclusion of a full quarter for the entities acquired in 2008, namely Parliament on March 13, 2008 and the Whitehall Group on May 23, 2008.

The Hungarian sales decline was driven by the devaluation of the Hungarian Forint to the U.S. dollar, whereas in local currency value terms sales were up by two percent.

Gross Profit

Total gross profit decreased by approximately 7.6%, or $5.0 million, to $61.2 million for the three months ended March 31, 2009, from $66.2 million for the three months ended March 31, 2008, reflecting a sales decline for the factors noted above in the three months ended March 31, 2009. However, gross margin increased from 21.1% of net sales for the three months ended March 31, 2008 to 28.1% of net sales for the three months ended March 31, 2009. The primary factor resulting in the improved margin was the

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts in tables expressed in thousands, except per share information inclusion of the newly acquired businesses in Russia, Parliament and Whitehall, which, as producers and importers, operate on a higher gross profit margin than the Polish business, which is more significantly impacted by lower margin distribution operations. Margins were further improved by our reduced emphasis on lower margin third party distribution products, primarily beer, as described above.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Operating expenses as a percent of net sales increased from 13.0% for the three months ended March 31, 2008 to 18.8% for the three months ended March 31, 2009. Total operating expenses increased by approximately 0.4%, or $0.2 million, from $40.7 million for the three months ended March 31, 2008 to $40.9 million for the three months ended March 31, 2009. Approximately $10.3 million of this increase resulted primarily from the effects of the acquisition of Parliament Group in March 2008 and Whitehall Group in May 2008. Approximately $2.9 million resulted from the cost increases in our existing business, which includes costs related to employee headcount reductions that were implemented during the first quarter of 2009. These increases were fully offset by the depreciation of the functional currencies against U.S. Dollar.

Operating expenses for three months ended March 31, 2008	$40,748
Increase from acquisitions	10,339
Increase from existing business growth	2,870
Impact of foreign exchange rates	(13,101)

Operating expenses for three months ended March 31, 2009	$40,856

The table below sets forth the items of operating expenses.

	Three Months Ended March 31,
	2009	2008
	($ in thousands)
S,G&A	$33,149	$32,808
Marketing	5,683	5,822
Depreciation and amortization	2,024	2,118

Total operating expense	$40,856	$40,748

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A increased by approximately 0.9%, or $0.3 million, from $32.8 million for the three months ended March 31, 2008 to $33.1 million for the three months ended March 31, 2009. Approximately $10.0 million of this increase resulted primarily from the effects of the acquisitions discussed above and the remainder of the increase resulted primarily from the growth of the business, which increases were fully offset by the depreciation of the Polish Zloty against the U.S. Dollar. As a percent of sales, S,G&A has increased from 10.5% of net sales for the three months ended March 31, 2008 to 15.2% of net sales for the three months ended March 31, 2009.

Depreciation and amortization decreased by approximately 4.8%, or $ 0.1 million, from $2.1 million for the three months ended March 31, 2008 to $2.0 million for the three months ended March 31, 2009 due to the impact of foreign exchange translation.

Operating Income

Total operating income decreased by approximately 20.4%, or $5.2 million, from $25.5 million for the three months ended March 31, 2008 to $20.3 million for the three months ended March 31, 2009. This decrease resulted primarily from the impact of the devaluation of our primary functional currencies (Polish Zloty, Russian Ruble and Hungarian Forint) against the U.S. Dollar, as described above. However, as a percent of net sales, operating profit margin increased from 8.1% to 9.3% reflecting the impact of the newly acquired Russian business, as well as the reduction in lower third party distribution sales. The table below summarizes the segmental split of operating profit.

	Operating Profit
	Three months ended March 31,
	2009	2008
Segment
Poland	$14,903	$23,577
Russia	6,259	1,657
Hungary	607	1,404
Corporate Overhead
General corporate overhead	(499)	(404)
Option Expense	(964)	(766)

Total Operating Profit	$20,306	$25,468

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts in tables expressed in thousands, except per share information

Operating profit in Poland as a percent of net sales increased to 8.9% for the three months ended March 31, 2009 from 7.9% in the same period in 2008. The was due to the factors mentioned above, namely the trimming of lower margin distribution products from our sales mix.

The operating profit margin as a percent of net sales in Russia declined from 23% for the three months ended March 31, 2008 to 14% for the three months ended March 31, 2009. However due to the timing of the acquisitions in Russia, the first quarter of 2008 only includes two weeks of operations from Parliament which is not reflective of a normal first quarter in Russia. In addition, the seasonality of the business in Russia is much greater than in Poland, as generally the first quarter operating profit is approximately 5%-8% of the full year operating profit in Russia, as compared to 15%-16% in Poland. This is due to the timing of holidays in Russia, which results in significantly lower sales during January. Therefore the first quarter in Russia tends to have a significantly lower operating profit as a percent of sales as compared to the rest of the year.

In Hungary there was a decline in operating profit as a percent of net sales from 15.6% for the three months ended March 31, 2008 to 8.6% for the three months ended March 31, 2009. This decline was due primarily to higher local currency import costs as the Hungarian business sales constitute only imported spirits which have prices denominated primarily in Euro. However, we expect a price increase, which was taken at the end of the first quarter of 2009, together with the recent strengthening of the Hungarian Forint, to mitigate the impact of higher local currency import prices.

In addition, corporate overhead has increased as a result of the overall expansion of the business.

Option expenses increased due to the fact that options granted during 2008 which are amortized into cost during 2008 and 2009 were based upon a higher share price than those in the prior year as the underlying security price is one of the primary factors used to value the option price.

Non Operating Income and Expenses

Total interest expense decreased by approximately 0.8%, or $0.1 million, from $11.8 million for the three months ended March 31, 2008 to $11.7 million for the three months ended March 31, 2009. This decrease resulted from a combination of higher interest income from the convertible notes issued by the Russian Alcohol Group, lower underlying interest rates due to reductions in WIBOR and LIBOR, offset by additional borrowings to finance the investment in Russian Alcohol Group in July 2008 and the adoption of APB 14-1, which resulted in additional pre-tax non-cash interest expense recognized in the three month period ended March 31, 2009 of $1.0 million in comparison to $0.3 million retrospectively recognized in three months ended March 31, 2008.

The Company recognized $95.6 million of unrealized foreign exchange rate loss in the three months ended March 31, 2009, primarily related to the impact of movements in exchange rates on our USD and EUR denominated acquisition financing, as compared to $8.9 million of gains for the three months ended March 31, 2008.

Income Tax

Our effective tax rate for the three months ending March 31, 2009 was 20.0%, which is driven by the blended statutory tax rates rate of 19% in Poland and 20% in Russia.

Equity in Net Earnings

Equity in net earnings for the three months ending March 31, 2009 include CEDC’s proportional share of net loss from its investments accounted for under the equity method. This includes $0.7 million of loss from the investment in the MHWH J.V. and $17.7 million of losses from the investment in the Russian Alcohol Group. Included in the results of the Russian Alcohol Group and MHWH J.V. were foreign exchange losses related to the revaluation of debt denominated in U.S. Dollars and Euro of $20.7 million.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts in tables expressed in thousands, except per share information

Financing Arrangements

Existing Credit Facilities

As of March 31, 2009, $11.8 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

As of March 31, 2009, the Company had utilized approximately $67.8 million of a multipurpose credit line agreement in connection with the 2007 tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company. The indebtedness under the credit line agreement matures on February 24, 2011.

On March 31, 2009, the Company received from BRE Bank S.A. a promissory letter for the prolongation of existing loan of $80.5 million setting out the repayment date for August 31, 2010. Based on the above, we classified this loan as a long term in the accompanying consolidated balance sheet.

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

Equity Issuance

On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. Pursuant to the terms of this amendment, the Company issued to the seller 2,100,000 shares of its common stock, made certain cash payments to the seller, and is obligated to make certain other cash payments to the seller in the future, all as described under “The Company’s Future Liquidity and Capital Resources,” below.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts in tables expressed in thousands, except per share information

	Three months ended March 31, 2009	Nine months ended March 31, 2008
	($ in thousands)
Cash flow from operating activities	$1,233	$49,378
Cash flow from investing activities	$(28)	$(178,906)
Cash flow from financing activities	$(26,882)	$291,578

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Net cash provided by operating activities for the three months ended March 31, 2009 was $1.2 million as compared to $49.4 million for the three months ended March 31, 2008. The primary drivers for this change were changes in working capital movements. Working capital movements utilized $5.9 million of cash outflows for the three months ended March 31, 2009 as compared to $37.2 million of cash inflows for the three months ended March 31, 2008. The primary driver for the increased working capital utilization was driven by the timings of excise tax payments. During the fourth quarter of 2007, sales were made early in the quarter and the related excise remittances were made in that same quarter as compared to later sales in the fourth quarter of 2008, thus pushing a significant amount of excise payments into 2009. As a result of the excise tax increase on December 31, 2008 a number of orders were shipped and delivered closer to year end as customers increased their inventory with the lower priced products. The impact of the timings of this excise payment is approximately $45 million.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets as well as proceeds from sales of fixed assets. Net cash used in investing activities for the three months ended March 31, 2009 was $28 thousand as compared to $178.9 million for the three months ended March 31, 2008. The primary cash outflows from investing activities for the three months ended March 31, 2009 were for maintenance capital expenditures.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash used in financing activities was $26.9 million for the three months ended March 31, 2009 as compared to $291.6 million for the three months ended March 31, 2008. The primary cash outflows from financing activities were a payment of $7.9 million which was the cash consideration made in connection with the Whitehall acquisition and repayments of working capital facilities for $26.1 million.

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

Acquisitions – Purchase/Sale Rights

On March 13, 2008, the Company acquired 85% of the share capital of Copecresto Enterprises Limited, a producer and distributor of beverages in Russia, for $180,335,257 in cash and 2,238,806 shares of the Company’s common stock. In addition, on May 23, 2008, the Company’s subsidiary, Polmos Bialystok, closed on its acquisition of 50% minus one vote of the voting power and 75% of the economic interests in the Whitehall Group, a leading importer of premium spirits and wines in Russia, for $200 million in cash paid at closing, plus 843,524 shares of the Company’s common stock issued on October 21, 2008, plus an additional payment of $5,876,351 in cash and an additional issuance of 2,100,000 shares of the Company’s common stock, both made on February 24, 2009, plus a further cash payment of $2,000,000 made on March 15, 2009, as well as the obligation to make additional cash payments of €8,050,411 on June 15, 2009 and €8,303,630 on September 15, 2009, plus potential further cash payments based on the per share price of the Company’s common stock on a go-forward basis. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall, which represents an increase in the Company’s economic stake from 75% to 80%.

Finally, on July 9, 2008, the Company closed on its acquisition of approximately 47.5% of the common equity of a Cayman Islands company, referred to as Cayman 2, for approximately $181.5 million in cash, and purchased $103.5 million in subordinated exchangeable loan notes from a subsidiary of Cayman 2. Lion Capital LLP and certain of its affiliates and other financial investors owned the remaining common equity of Cayman 2, which indirectly owned approximately 88.4% of the outstanding equity of the Russian Alcohol Group. The Russian Alcohol Group, also referred to as “RAG,” is the leading vodka producer in Russia. On April 24, 2009, the Company and Lion entered into new agreements to govern the Company’s acquisition of all of the outstanding equity of Cayman 2 held by Lion. In connection with those new agreements, on April 29, 2009 the Company acquired certain equity interests

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts in tables expressed in thousands, except per share information in Cayman 2 from Lion in exchange for $13,500,000 in cash, and sold the subordinated exchangeable loan notes to Cayman 2 and used the proceeds to acquire additional equity interests in Cayman 2. After these transactions, the Company’s indirect equity interest in RAG increased from 42% to approximately 54%. The Company is obligated to make certain other cash payments to Lion, and make certain issuances of shares of its common stock to Lion, through 2013 in exchange for the remainder of the equity of Cayman 2 held by Lion.

The Company entered into shareholders’ agreements with the other shareholders of Copecresto and Whitehall respectively, that include purchase and sale rights relating to the Company’s potential acquisition of the equity interests in these entities that are owned by the other shareholders thereof. The exercise of these rights, and the acquisition of the outstanding equity interests of RAG held by Lion, could affect the Company’s liquidity.

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

On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. Pursuant to the terms of this amendment, the Company paid to the seller $5,876,351 in cash, and issued to the seller 2,100,000 shares of its common stock, in settlement of a minimum share price guarantee by the Company, and later made an additional cash payment of $2,000,000 on March 15, 2009. Deferred payments already due under the original Stock Purchase Agreement are to be paid with €8,050,411 due on June 15, 2009 and €8,303,630 due on September 15, 2009. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall, which represents an increase in the Company’s economic stake from 75% to 80%. Additionally, if, during the 210 day period immediately following the effectiveness of the registration statement the Company is obligated to file to register the shares of Company common stock obtained by the seller in this transaction, the seller sells any of the Company common stock it acquired in the transaction for an average sales price per share, weighted by volume, that is less than $12.03, per share, the Company must pay to the seller the excess, if any, of $12.03 over the volume weighted average sales price per share of the Company’s common stock on the day the sale took place, multiplied by the total number of shares sold. Finally, the Company may be obligated to make an additional cash payment to the seller, ranging from €0 to €1,500,000, based upon whether and to what extent the price of a share of the Company’s common stock exceeds $12.03 during that same 210 day period. If the Company must make any such payment, it will receive in return up to an additional 75 Class B shares, which represents up to an additional 1% economic stake of Whitehall, based on the sized of the payment.

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

Russian Alcohol Group Acquisition

On July 9, 2008, the Company completed an investment with Lion Capital LLP (“Lion Capital”) and certain of Lion’s affiliates (collectively with Lion Capital, “Lion”) and certain other investors, pursuant to which the Company, Lion and such other investors acquired all of the outstanding equity of the Russian Alcohol Group (“RAG”). In connection with that investment, the Company acquired an indirect equity stake in RAG of approximately 42%, and Lion acquired substantially all of the remainder of the equity of RAG. The agreements governing that investment gave the Company the right to acquire, and gave Lion the right to require the Company to acquire, Lion’s equity stake in RAG (the “Prior Agreement”).

On April 24, 2009, the Company entered into new agreements with Lion, to replace the Prior Agreement, which will permit the Company, through a multi-stage equity purchase, to acquire over the next five years (including 2009) all of the equity interests in RAG held by Lion (the “Acquisition”), including a Note Purchase and Share Subscription Agreement between the Company, Carey Agri International – Poland Sp. z o.o., a Polish limited liability company and subsidiary of the Company (“Carey Agri”), Lion/Rally Cayman 2, a company incorporated in the Cayman Islands and the acquisition vehicle used for the original investment (“Cayman 2”), and Lion/Rally Cayman 5, a company incorporated in the Cayman Islands and an affiliate of Lion (“Cayman 5,” and such agreement, the “Note Purchase Agreement”).

Pursuant to the Note Purchase Agreement, on April 29, 2009, Carey Agri paid to Cayman 5 $13,500,000 in cash in exchange for certain indirect equity interests in RAG, sold to Cayman 2 the $110,000,000 subordinated exchangeable loan notes issued by an affiliate of Cayman 2 to Carey Agri in connection with the initial investment, and used the proceeds to acquire additional indirect equity of RAG. In addition, (1) the Company will issue to Cayman 5 $17,150,000 in common stock, par value $0.01, of the Company (“Common Stock”) on the first business day after a registration statement relating to that Common Stock is declared effective by the United States Securities and Exchange Commission as contemplated by the Registration Rights Agreement (as discussed below), and (2) Carey Agri will pay to Cayman 5 $4.25 million in cash on August 14, 2009 (which cash payment may be replaced in whole or in part by an issuance of $5,000,000 in Common Stock under certain circumstances). In exchange for this consideration, the Company will receive additional indirect equity interests in RAG. The Company has guaranteed all of the obligations of Carey Agri under the Note Purchase Agreement. Pursuant to the terms of the Note Purchase Agreement, if any issuance of Common Stock pursuant to the Note Purchase Agreement would cause Cayman 5 and its affiliates to own 5% or more of the outstanding Common Stock or voting power of the Company (the “Threshold”), then the issuance of such Common Stock will be deferred until it can be issued without breaching the Threshold. In addition, if any issuance of Common Stock pursuant to the Note Purchase Agreement would result in the Company having issued, in the aggregate in connection with the Acquisition, a number of shares of Common Stock in excess of 20% of the shares of Common Stock outstanding (the “20% Limit”), then the Company will issue that number of shares of Common Stock that will not breach the 20% Limit and, within 90 days thereafter, will deliver the remainder in cash, Common Stock, or a combination thereof, as the Company may elect. After consummating the transactions contemplated by the Note Purchase Agreement, the Company will hold approximately 54% of the equity interests in RAG.

On May 7, 2009, the Company entered into an Option Agreement (the “Option Agreement”) with Cayman 4, Cayman 5, Lion/Rally Cayman 6, a Cayman Islands company that will hold the restructured investment in RAG (“Cayman 6”), and Lion/Rally Cayman 7 L.P., a Cayman Exempted Limited Partnership, of which the Company and Cayman 2 are limited partners (“Cayman 7”). The Option Agreement will govern the Company’s acquisition of the remaining equity interests in RAG held by Lion over the following four years.

Pursuant to the Option Agreement, Cayman 4 and Cayman 5 granted to Cayman 7 a series of options entitling Cayman 7 to acquire, subject to the receipt of certain antitrust approvals, the remaining equity interests of RAG held by Lion through Cayman 4 and Cayman 5 (the “Cayman 7 Call Options”). In connection with the exercise of these options, Cayman 7 will receive certain equity interests in RAG, and will pay to Cayman 4 and Cayman 5 consideration as follows: (1) 1,000,000 shares of Common Stock issuable on or within 30 days after October 31, 2009, (2) 1,575,000 shares of Common Stock issuable on June 15, 2010 and $25,330,517 and €22,822,679 payable in cash on or within 30 days after June 30, 2010 ($15,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock), (3) $69,083,229 and €62,243,670 payable in cash on or within 60 days after May 31, 2011 ($15,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock), (4) 751,852 shares of Common Stock issuable, and $70,019,690 and €63,087,417 payable in cash, on or within 90 days after July 31, 2012, and (5) $69,083,229 and €62,243,670 payable in cash on or within 120 days after May 31, 2013 (subject to reduction by up to $10,000,000, and up to $20,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock, in each case based upon the date on which such Cayman 7 Call Option is exercised and consummated). The amounts of cash

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts in tables expressed in thousands, except per share information payable, and number of shares issuable, are subject to certain adjustments based on the price of one share of Common Stock, and reduction in the event of early payment by the Company, in each case over the course of the Acquisition. The Company also will be able to apply the value of any dividends from RAG, in respect of its and Lion’s equity stakes, to prepayment of the consideration. Upon the consummation of all of the transactions contemplated above, the Company will hold all of the equity interests in RAG previously held by Lion, and will hold substantially all of the equity interests in RAG.

As consideration for Cayman 4 and Cayman 5 granting to Cayman 7 the Cayman 7 Call Options, the Company will, within 30 days after the execution of the Option Agreement, grant to Cayman 4 and Cayman 5 warrants to acquire Common Stock as follows: (1) warrants to acquire, in the aggregate, 1,490,550 shares of Common Stock at an exercise price of $22.11, exercisable on May 31, 2011, (2) warrants to acquire, in the aggregate, 300,000 shares of Common Stock at an exercise prices of $26.00, exercisable on July 31, 2012, and (3) warrants to acquire, in the aggregate, 1,803,813 shares of Common Stock at an exercise prices of $26.00, exercisable on May 31, 2013 (all such warrants, the “Warrants”). Each of the Warrants may be settled, at the Company’s option, in cash or on a net shares basis.

In the event the Company does not exercise any of the Cayman 7 Call Options, Cayman 4 and Cayman 5 may require the Company to exercise and consummate all unexercised Cayman 7 Call Options. If the Company fails to exercise and consummate such Cayman 7 Call Option, Cayman 4 and Cayman 5 may require the Company, through Cayman 7, to sell to Cayman 4 and Cayman 5 all of the equity interests of RAG held by the Company. The Company has guaranteed all of the obligations of Cayman 7 under the Option Agreement, and granted Lion security rights over the equity of RAG against any default by, or change in control of, the Company.

Pursuant to the terms of the Option Agreement, if any issuance of Common Stock pursuant to the Option Agreement would cause Cayman 4, Cayman 5 and their affiliates to breach the Threshold, the issuance of such Common Stock will be deferred until it can be issued without breaching the Threshold.

Effects of Inflation and Foreign Currency Movements

Inflation in Poland is projected at 3.2% for 2009, compared to actual inflation of 4.2% in 2008. In Russia and Hungary respectively, the projected inflation for 2009 is at 13.0% and 3.6%, compared to actual inflation of 13.3% and 6.8% in 2008.

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

Because the Company’s reporting currency is the U.S. Dollar, the translation effects of the fluctuations in the exchange rate have impacted the Company’s financial condition and results of operations and have affected the comparability of our results between financial periods. For example, the exchange rates of our functional currencies used to create our income statement depreciated by approximately 33% over the same period in 2008. The actual period end exchange rate used to create our balance sheet depreciated by approximately 20% as compared to December 31, 2008.

However, as discussed above, recently the Polish Zloty and Russian Ruble have depreciated sharply against the U.S. Dollar. From December 31, 2008 to March 31, 2009, the Polish Zloty depreciated by approximately 20% against the U.S. Dollar, and the Russian Ruble depreciated by approximately 16% against the U.S. Dollar. Should this trend continue, our results of operations may be negatively impacted due to a reduction in revenue in U.S. Dollar terms from the currency translation effects of that depreciation. This may be partially offset by a similar decrease in costs in U.S. Dollar terms. Conversely if the trend reverses our results of operations may be positively impacted due to an increase in revenue in U.S. Dollar terms from the currency translation effects of that appreciation.

As a result of the issuance of the Company’s Senior Secured Notes due 2012 of which €245 million in principal amount is currently outstanding, we are exposed to foreign exchange movements. Movements in the EUR-Polish Zloty exchange rate will require us to revalue our liability on the Senior Secured Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. Every one percent movement in the EUR-Polish Zloty exchange rate as compared to the exchange rate applicable on March 31, 2009 will have an approximate $3.3 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company. In order to manage the cash flow impact of foreign exchange changes, the Company previously has entered into certain hedge agreements. In January 2009, the remaining portion of the IRS hedge related to the Senior Secured Notes was closed and written off with a net cash settlement of approximately $1.9 million. As at March 31, 2009 the Company is not part of any open hedge transactions.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts in tables expressed in thousands, except per share information

The proceeds of our $310 million Senior Convertible Notes have been on-lent to subsidiaries that have the Polish Zloty as the functional currency. Movements in the USD-Polish Zloty exchange rate will require us to revalue our liability on the Senior Convertible Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. Every one percent movement in the U.S. Dollar-Polish Zloty exchange rate as compared to the exchange rate applicable on March 31, 2009 will have an approximate $3.0 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company.

The effect of having debt denominated in currencies other than the Company’s functional currencies (primarily the Company’s Senior Secured Notes and Senior Convertible Notes) is to increase or decrease the value of the Company’s liabilities on that debt in terms of the Company’s functional currencies when those functional currencies depreciate or appreciate in value, respectively. As the Polish Zloty and Russian Ruble have fallen in value during the three months ended March 31, 2009, the conversion of these U.S. Dollars or Euro liabilities in the subsidiaries of CEDC that have the Polish Zloty or Russian Ruble as their functional currency will require an increased valuation of that liability in the functional currency. This revaluation impacts the Company’s results of operations through the recognition of unrealized non cash foreign exchange rate gains or losses in our results of operations. In the case of the Senior Secured Notes and Senior Convertible Notes the full principal amount is due in 2012 and 2013 respectively; therefore, final local currency obligations will only be recognized then as a realized gain or loss.

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

In order to perform the test of the impairment for goodwill and indefinite lived intangible assets, it requires the use of estimates. We based our annual calculations as at December 31, 2008 on the following assumptions:

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

Accounting for Business Combinations

The acquisition of businesses is an important element of the Company’s strategy. Acquisitions made prior to December 31, 2008 were accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). Effective January 1, 2009, all business combinations will be accounted for in accordance with SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).

We account for our acquisitions made in 2008 under the purchase method of accounting in accordance with SFAS 141, Business Combinations, and allocate the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The determination of the values of the assets acquired and liabilities assumed, as well as associated asset useful lives, requires management to make estimates. The Company’s acquisitions typically result in goodwill and other intangible assets; the value and estimated life of those assets may affect the amount of future period amortization expense for intangible assets with finite lives as well as possible impairment charges that may be incurred.

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

On May 23, 2008, the Company and certain of its affiliates, entered into, and closed upon, a Share Sale and Purchase Agreement and certain other agreements whereby the Company acquired shares representing 50% minus one vote of the voting power, and 75% of the economic interests, in the Whitehall Group. In consideration for additional payments made to the seller on February 24, 2009, the Company received an additional 375 Class B shares of Whitehall, which represents an increase of the Company’s economic stake in Whitehall Group from 75% to 80%.

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

Variable Interest Entities

CEDC consolidated the Whitehall Group as a business combination as of May 23, 2008, on the basis that the Whitehall Group is a Variable Interest Entity (“VIE”) and the Company has been assessed as being the primary beneficiary. Included within the Whitehall Group is a  50/ 50 joint venture with Möet Henessy. This joint venture is accounted for using the equity method and is recorded on the face of the balance sheet in investments with minority interest initially recorded at fair value on the face of the balance sheet. The current term of the joint venture is until June 2013 at which point Möet Henessy will have the option to acquire the remaining shares of the entity.

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

•

Paragraph 5(b)—Controlling Financial Interests—Both shareholders, Mark Kaoufman acting through a Jersey trust (“the Trust”) and CEDC, are able to direct the activities and operations of the Whitehall Group through their roles on the Board of Directors and their responsibilities for selection of executive level officers. However, the ultimate obligation to absorb losses of the entity or right to receive the residual benefits will lie with CEDC at the time the put/call term ends. Should the business not perform, the Trust will have the right to put his shares to CEDC with a pre-agreed floor on the value of the put option. Thus the Company is at risk of absorbing a greater portion of losses upon the Trust’s exit than the Trust itself. Conversely at the end of the term, CEDC can call and if the business has over performed, the amount paid to the Trust on the call is capped at a pre-agreed amount. As such, because the Trust is both limited in its losses and returns through the terms of the put/call with caps and floors, this criterion is met and would cause Whitehall Group to be considered a VIE.

•

Paragraph 5(c)—Disproportionate Voting Rights—The voting rights of the Trust and CEDC (50.1% and 49.9%) are not proportionate to their economic interests (20% and 80%). In this structure, it appears CEDC has disproportionately fewer voting rights in relation to its economic rights.

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

The primary factor to be considered here is the design and intent of the variable interest entity. The SPV that holds the Whitehall Group and the related shareholders agreement were created with the clear intent to maximize the financial exposure that CEDC has to the Whitehall Group business and to ultimately allow CEDC to take full control of the business in 2013. CEDC bears the greatest level of economic share of the entities performance, both in terms of profit allocation (80%) and valuation of the put/call option at the end with a clear floor and cap on payment. The put/call structure in place provide near assurance that at the end of the term CEDC will take full ownership of the business. Should the business perform at or above plan, CEDC valuation is capped therefore would elect to call, and should the business under perform, the Trust will put the shares receiving the guaranteed minimum valuation.

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

See Note 17 to our Consolidated Financial Statements for more information regarding stock-based compensation.

Recently Issued Accounting Pronouncements

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, “Fair Value Measurements.” FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs are effective for us for reporting periods ending after June 30, 2009. We are continuing to assess the potential disclosure effects of these pronouncements.

In December 2008, the FASB issued FSP SFAS No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132R-1”) which significantly expands the disclosures required by employers for postretirement plan assets. The FSP requires plan sponsors to provide extensive new disclosures about assets in defined benefit postretirement benefit plans as well as any concentrations of associated risks. In addition, the FSP requires new disclosures similar to those in SFAS No. 157, “Fair Value Measurements”, in terms of the three-level fair value hierarchy. The disclosure requirements are annual and do not apply to interim financial statements and are required by us in disclosures related to the year ended December 31, 2009. We do expect the adoption of FSP SFAS 132R-1 to result in additional annual financial reporting disclosures and we are continuing to assess the potential effects of this pronouncement.

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

Our commercial foreign exchange exposure mainly arises from the fact that substantially all of our revenues are denominated in our functional currencies (Polish Zloty, Russian Ruble, and Hungarian Forint), our Senior Secured Notes are denominated in Euros and our Senior Convertible Notes are denominated in US Dollars. This debt has been on-lent to the operating subsidiary level in Poland, thus exposing the Company to movements in the EUR/Polish Zloty and USD/Polish Zloty exchange rate. Every one percent movement in the EUR-Polish Zloty exchange rate will have an approximate $3.3 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company. Every one percent movement in the USD-Polish Zloty exchange rate will have an approximate $3.0 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company.

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

In order to manage the cash flow impact of foreign exchange changes, the Company previously has entered into certain hedge agreements. In January 2009, the remaining portion of the IRS hedge related to the Senior Secured Notes was closed and written off with a net cash settlement of approximately $1.9 million. As of March 31, 2009, the Company is not part of any open hedge transactions.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
2.1	Amendment No. 5 to Share Sale and Purchase Agreement, dated February 24, 2009, by and among Barclays Wealth Trustees (Jersey) Limited (in its capacity as trustee of The First National Trust), WHL Holdings Limited, Polmos Bialystok S.A. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed with the SEC on May 3, 2006 and incorporated herein by reference).

10.1	Amendment No. 1 to Shareholders’ Agreement, dated February 24, 2009, by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A., Central European Distribution Corporation and Peulla Enterprises Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009, and incorporated herein by reference).

10.2	Amendment and Restatement Agreement Relating to a Facility Agreement dated December 21, 2007, dated February 24, 2009, by and among Carey Agri International-Poland Sp. z o.o., Central European Distribution Corporation, Astor Sp. z o.o., Bols Hungary KFT, Bols Sp. z o.o., Botapol Holding B.V., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A. Delikates Sp. z o.o., Fine Wine & Spirit (FWS) Sp. z o.o., Imperial Sp. z o.o. Miro Sp. z o.o., MTC Sp. z o.o., Multi-Ex Sp. z o.o., Onufry S.A., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Przedsiebiorstwo Handlu Spozywczego Sp. z o.o., PWW Sp. z o.o., Saol Dystrybucja Sp. z o.o., Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch and Bank Polska Kasa Opieki S.A. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 2, 2009, and incorporated herein by reference).

10.3	Amendment Agreement Relating to a Facility Agreement dated December 21, 2007 as Amended and Restated on February 24, 2009, dated February 24, 2009, by and among Carey Agri International-Poland Sp. z o.o., Central European Distribution Corporation, Astor Sp. z o.o., Bols Hungary KFT, Bols Sp. z o.o., Botapol Holding B.V., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A. Delikates Sp. z o.o., Fine Wine & Spirit (FWS) Sp. z o.o., Imperial Sp. z o.o. Miro Sp. z o.o., MTC Sp. z o.o., Multi-Ex Sp. z o.o., Onufry S.A., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Przedsiebiorstwo Handlu Spozywczego Sp. z o.o., PWW Sp. z o.o., Saol Dystrybucja Sp. z o.o. and Bank Polska Kasa Opieki S.A. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 2, 2009, and incorporated herein by reference).

31.1.*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)

Date: May 11, 2009	By:	/s/ William V. Carey
William V. Carey
President and Chief Executive Officer

Date: May 11, 2009	By:	/s/ Chris Biedermann
Chris Biedermann
Vice President and Chief Financial Officer