Form 10-K/A
period 2008-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2009-06-29
CIK 1046880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K/A

Amendment No.1 to Form 10-K

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K/A or any amendment to this Form 10-K/A.  ☐.

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

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of stockholders held on April 30, 2009 are incorporated by reference into Part III.

Amendment No. 1

Explanatory Note

Central European Distribution Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10–K for the year ended December 31, 2008 (this “Form 10–K/A”) solely for the purpose of including separate audited financial statements of MHWH Limited (“MHWH”), required by Rule 3–09 of Regulation S–X.

This Form 10–K/A amends the Form 10–K solely by the addition of the MHWH financial statements to Part IV, Item 15. No attempt has been made in this Form 10–K/A to update other disclosures presented in the Form 10–K and this Form 10–K/A does not reflect events occurring after the filing of the Form 10–K or modify or update those disclosures, including the exhibits to the Form 10–K affected by subsequent events. The following sections of the Form 10–K have been amended by this Form 10–K/A:

Part IV—Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K.

This Form 10–K/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Form 10–K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10–K for the year ended December 31, 2008, including any amendments to those filings.

Part IV

Item 15 Exhibits, Financial Statement Schedules and Reports of Form 8-K	2

Signatures	8

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of Amendment No. 1 to this report on Form 10-K:

(2) Financial Statement Schedules

(3) The following exhibits are filed as part of Amendment No. 1 to this report on Form 10-K:

Exhibit Number	Exhibit Description
1.1	Underwriting Agreement, dated as of March 3, 2008, by and between Central European Distribution Corporation and J.P. Morgan Securities Inc. (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).

1.2	Underwriting Agreement, dated as of June 25, 2008, by and between Central European Distribution Corporation and J.P. Morgan Securities Inc., as representative of the underwriters listed on Schedule 1 thereto (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on June 27, 2008 and incorporated herein by reference).

2.1	Contribution Agreement among Central European Distribution Corporation, William V. Carey, William V. Carey Stock Trust, Estate of William O. Carey and Jeffrey Peterson dated November 28, 1997 (filed as Exhibit 2.1 to the Registration Statement on Form SB-2, File No. 333-42387, with the SEC on December 17, 1997 (the “1997 Registration Statement”), and incorporated herein by reference).

2.2	Investment Agreement for Damianex S.A. dated April 22, 2002, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Michael Ciapala, Boguslaw Barnat and Iwona Barnat (filed as Exhibit 2 to the Current Report on Form 8-K/A filed with the SEC on May 14, 2002, and incorporated herein by reference).

2.3	Share Purchase Agreement for AGIS S.A. dated April 24, 2002, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Jacek Luczak and Slawomir Wisniewski (filed as Exhibit 2.2 to the Current Report on Form 8-K/A filed with the SEC on June 3, 2002, and incorporated herein by reference).

2.4	Share Purchase Agreement for Onufry S.A. dated October 15, 2002, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Zbigniew Trafalski and Henryk Gawin (filed as Exhibit 2.4 to the Annual Report on Form 10-K filed with the SEC on March 17, 2003, and incorporated herein by reference).

2.5	Share Purchase Agreement for Dako Sp. z o.o. dated April 16, 2003, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Waclaw Dawidowicz and Miroslaw Sokalski (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003, and incorporated herein by reference).

2.6	Share Purchase Agreement for Panta Hurt Sp. z o.o. dated September 5, 2003, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Wlodzimierz Szydlarski, Sylwester Zakrzewski and Wojciech Piatkowski (filed as Exhibit 2.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003, and incorporated herein by reference).

2.7	Share Purchase Agreement for Multi-Ex S.A. dated November 14, 2003, among Carey Agri International Sp. z o.o., Piotr Pabianski and Ewa Maria Pabianska (filed as Exhibit 2.7 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004, and incorporated herein by reference).

Exhibit Number	Exhibit Description
2.8	Share Purchase Agreement for Multi-Ex S.A. dated November 14, 2003, between Central European Distribution Corporation and Piotr Pabianski (filed as Exhibit 2.8 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004, and incorporated herein by reference).

2.9	Share Purchase Agreement for Multi-Ex S.A. dated December 18, 2003, between Central European Distribution Corporation and Piotr Pabianski (filed as Exhibit 2.9 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004, and incorporated herein by reference).

2.10	Share Sale Agreement for Miro sp. z.o.o. dated May 14, 2004, among Central European Distribution Corporation, Miroslawem Grzadkowskim, Halina Grzadkowska, Jackiem Grzadkowskim and Kinga Grzadkowska (filed as Exhibit 2.10 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2004, and incorporated herein by reference).

2.11	Conditional Share Sale Agreement for Delikates Sp. z o.o. dated April 28, 2005 by and among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Barbara Jernas, Szymon Jernas, Magdalena Namysl and Karol Jaskula (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 4, 2005 and incorporated herein by reference).

2.12	Share Sale Agreement, dated June 27, 2005, by and among Rémy Cointreau S.A., Botapol Management B.V., Takirra Investment Corporation N.B., Central European Distribution Corporation and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 1, 2005 and incorporated herein by reference).

2.13	Share Purchase Agreement, dated July 11, 2005, by and among the State Treasury of the Republic of Poland, Carey Agri International-Poland Sp. z o.o. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 15, 2005 and incorporated herein by reference).

2.14	Conditional Share Sale Agreement for Imperial Sp. z o.o. dated August 16, 2005 by and among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, and Tadeusz Walkuski (filed as Exhibit 2.11 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 and incorporated herein by reference).

2.15	Share Sale and Purchase Agreement, dated March 11, 2008, by and among White Horse Intervest Limited, William V. Carey, Central European Distribution Corporation, and Bols Sp. z o.o. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2008 and incorporated herein by reference).

2.16	Share Sale and Purchase Agreement, dated May 23, 2008, by and among Barclays Wealth Trustees (Jersey) Limited (in its capacity as trustee of The First National Trust), WHL Holdings Limited, Polmos Bialystok S.A. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2008 and incorporated herein by reference).

2.17	Amendment No. 5 to Share Sale and Purchase Agreement, dated February 24, 2009, by and among Barclays Wealth Trustees (Jersey) Limited (in its capacity as trustee of The First National Trust), WHL Holdings Limited, Polmos Bialystok S.A. and Central European Distribution Corporation. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report of Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed with the SEC on May 3, 2006, and incorporated herein by reference).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the 1997 Registration Statement and incorporated herein by reference).

4.2	Indenture, dated July 25, 2005, by and among Central European Distribution Corporation, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o. and Miro Sp. z o.o., as Guarantors, The Bank of New York, as Trustee, Principal Paying Agent, Registrar and Transfer Agent, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2005 and incorporated herein by reference).

Exhibit Number	Exhibit Description
4.3	First Supplemental Indenture, dated August 31, 2005, by and among Central European Distribution Corporation, as Issuer, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o. and Miro Sp. z o.o., as Initial Guarantors, Botapol Holding B.V. and Bols Sp. z o.o., as Additional Guarantors, The Bank of New York, as Trustee, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2005 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of March 30, 2006 among Central European Distribution Corporation, as Issuer, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o. and Miro Sp. z o.o., as Initial Guarantors, Botapol Holding B.V. and Bols Sp. z o.o., as Additional Guarantors, The Bank of New York, as Trustee, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

4.5	Third Supplemental Indenture, dated as of July 7, 2006 among Central European Distribution Corporation, as Issuer, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o., Miro Sp. z o.o., Botapol Holding B.V. and Bols Sp. z o.o., as Guarantors, Delikates Sp. z o.o., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Imperial Sp. z o.o. and Krokus Sp. z o.o., as New Guarantors, The Bank of New York, as Trustee, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

4.6	Base Indenture, dated as of March 7, 2008, by and between Central European Distribution Corporation, as Issuer and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.6 to the Annual Report on Form 10-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

4.7	Supplemental Indenture, dated as of March 7, 2008, by and between Central European Distribution Corporation, as Issuer and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).

4.8	Registration Rights Agreement, dated March 13, 2008, by and between Central European Distribution Corporation and Direct Financing Limited (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2008 and incorporated herein by reference).

4.9	A Registration Rights Agreement, dated October 21, 2008 by and between Central European Distribution Corporation and Barclays Wealth Trustees (Jersey) Limited (as Trustee of the First National Trust) (filed as Exhibit 4.9 to the Annual Report on Form 10-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.1	2007 Stock Incentive Plan (filed as Exhibit A to the definitive Proxy Statement as filed with the SEC on March 27, 2007, and incorporated herein by reference).

10.2	Form of Stock Option Agreement with Directors under 2007 Stock Incentive Plan (filed as Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008, and incorporated herein by reference).

10.3	Form of Stock Option Agreement with Officers under 2007 Stock Incentive Plan (filed as Exhibit 10.3 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008, and incorporated herein by reference).

10.4	Lease Agreement for warehouse at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on April 16, 2001, and incorporated herein by reference).

10.5	Annex 2 to Lease Agreement dated February 19, 2003, for the warehouse located at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004, and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.6	Social guarantee package for the employees of Polmos Bialystok S.A. (filed as exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2005 and incorporated herein by reference).

10.7	Purchase Agreement dated as of August 3, 2005 by and among Central European Distribution Company and the investors signatory thereto (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 and incorporated herein by reference).

10.8	Registration Rights Agreement dated as of August 3, 2005 by and among Central European Distribution Corporation and the investors signatory thereto (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 and incorporated herein by reference).

10.9	Registration Rights Agreement, dated August 17, 2005, by and among Central European Distribution Corporation, Botapol Management B.V. and Takirra Investment Corporation N.V. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.10	Employment Agreement, dated August 10, 2005, by and between Central European Distribution Corporation and Richard Roberts (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 13, 2005 and incorporated herein by reference).

10.11	Annex, dated January 24, 2007, to the Employment Agreement dated as of August 10, 2005, between Richard Roberts and Central European Distribution Corporation (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on January 24, 2007, and incorporated herein by reference).

10.12	Trade Mark License, dated August 17, 2005, by and among Distilleerderijen Erven Lucas Bols B.V., Central European Distribution Corporation and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.13	Deed of Tax Covenant, dated August 17, 2005, by and among Botapol Management B.V., Takirra Investment Corporation N.V., Rémy Cointreau S.A., Carey Agri International Poland Sp. z o.o. and Central European Distribution Corporation (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.14	Bank Guarantee, dated October 12, 2006, by and between Fortis Bank SA/NV, Austrian Branch and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 10.2 to the Current Report on Form 8K filed with the SEC on October 18, 2006 and incorporated herein by reference).

10.15	Summary of Director Compensation (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006 and incorporated herein by reference).

10.16	Facility Agreement, dated December 21, 2007, among Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch, and Bank Polska Kasa Opieki S.A. and Carey Agri International-Poland Sp. z o.o. (filed as Exhibit 10.31 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008, and incorporated herein by reference).

10.17	Corporate Guarantee Agreement, dated December 21, 2007, between Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch, Bank Polska Kasa Opieki S.A. and Central European Distribution Corporation (filed as Exhibit 10.32 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008, and incorporated herein by reference).

10.18	Shareholders Agreement, dated March 13, 2008, among White Horse Intervest Limited, Bols Sp. z o.o., Central European Distribution Corporation and Copecresto Enterprises Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2008 and incorporated herein by reference).

10.19	Amended and Restated Investment Commitment Letter, dated June 18, 2008, by and among Central European Distribution Corporation, Lion Capital LLP acting for and on behalf of each of Lion Capital Fund I L.P., Lion Capital Fund I A L.P., Lion Capital Fund I B L.P., Lion Capital Fund I C L.P., Lion Capital Fund I SBS L.P.; and Lion Capital (Guernsey) Limited c/o Aztec Financial Services (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 15, 2008 and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.20	Letter Agreement, dated May 22, 2008, between Central European Distribution Corporation and Pasalba Limited (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 29, 2008 and incorporated herein by reference).

10.21	Shareholders’ Agreement, dated July 8, 2008, by and among Central European Distribution Corporation, Lion/Rally Cayman 1 LP, Carey Agri International – Poland Sp. z o. o, Lion/Rally Carry ENG 1 LP and Lion/Rally Cayman 2 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 15, 2008 and incorporated herein by reference).

10.22	Instrument by way of Deed Constituting US$103,500,000 Unsecured Exchangeable Loan Notes, dated July 8, 2008, by and among Lion/Rally Cayman 2 and Lion/Rally Lux 1 S.A. and Lion/Rally Lux 3 S.a.r.l. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 15, 2008 and incorporated herein by reference).

10.23	Shareholders’ Agreement, dated May 23, 2008, by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A. and Peulla Enterprises Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2008 and incorporated herein by reference).

10.24	Amendment No. 1 to Shareholders’ Agreement, dated February 24, 2009, by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A. and Peulla Enterprises Limited. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.25	Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.26	Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and Christopher Biedermann (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.27	Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and Evangelos Evangelou (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.28	Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and James Archbold (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.29	Amended and Restated Executive Bonus Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.30	Facilities Agreement dated April 24, 2008 among Central European Distribution Corporation, Bols Sp. z o.o. and certain other subsidiaries of Central European Distribution Corporation, and Bank Zachodni WBK S.A. as lender (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 and incorporated herein by reference).

10.31	Labor Contract, dated April 1, 2008, between Parliament Distribution and Mr. Sergey Kupriyanov (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

10.32	Facilities Agreement, dated July 2, 2008, among Central European Distribution Corporation, Carey Agri International-Poland Sp. z o.o and certain other subsidiaries of Central European Distribution Corporation, and Bank Handlowy W Warszawie S.A. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

10.33	Amendment and Restatement Agreement Relating to a Facility Agreement dated December 21, 2007, dated February 24, 2009, by and among Carey Agri International-Poland Sp. z o.o., Central European Distribution Corporation, Astor Sp. z o.o., Bols Hungary KFT, Bols Sp. z o.o., Botapol Holding B.V., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A. Delikates Sp. z o.o., Fine Wine & Spirit (FWS) Sp. z o.o., Imperial Sp. z o.o. Miro Sp. z o.o., MTC Sp. z o.o., Multi-Ex Sp. z o.o., Onufry S.A., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Przedsiebiorstwo Handlu Spozywczego Sp. z o.o., PWW Sp. z o.o., Saol Dystrybucja Sp. z o.o., Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch and Bank Polska Kasa Opieki S.A. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.34	Amendment Agreement Relating to a Facility Agreement dated December 21, 2007 as Amended and Restated on February 24, 2009, dated February 24, 2009, by and among Carey Agri International-Poland Sp. z o.o., Central European Distribution Corporation, Astor Sp. z o.o., Bols Hungary KFT, Bols Sp. z o.o., Botapol Holding B.V., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A. Delikates Sp. z o.o., Fine Wine & Spirit (FWS) Sp. z o.o., Imperial Sp. z o.o. Miro Sp. z o.o., MTC Sp. z o.o., Multi-Ex Sp. z o.o., Onufry S.A., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Przedsiebiorstwo Handlu Spozywczego Sp. z o.o., PWW Sp. z o.o., Saol Dystrybucja Sp. z o.o. and Bank Polska Kasa Opieki S.A. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

21	Subsidiaries of the Company (filed as Exhibit 21 to the Annual Report on Form 10-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

23.1*	Consent of Ernst & Young LLC

24.1	Power of Attorney (filed as Exhibit 24.1 to the Annual Report on Form 10-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

31.1*	Rule 13a-14(a) Certification of the CEO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the CFO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

The consolidated financial statements of MHWH Limited are filed under Item 15(c) below.

(b)	The exhibits required to be filed herewith are listed above.

(c)	Financial Statements Schedules: Consolidated financial statements of MHWH Limited.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(Registrant)

By:	/s/ WILLIAM V. CAREY
William V. Carey
Chairman, President and Chief Executive Officer

Date: June 29, 2009

(a)(3) The following exhibits are provided with this Form 10-K/A.

Exhibit Number	Exhibit Description
23.1*	Consent of Ernst & Young LLC

31.1*	Rule 13a-14(a) Certification of the CEO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the CFO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

MHWH Limited

Consolidated Financial Statements

For the period of May 23, 2008 to December 31, 2008

with Independent Auditors’ Report

Independent Auditors’ Report

The Board of Directors and Stockholders of MHWH Limited

We have audited the accompanying consolidated balance sheet of MHWH Limited and its subsidiary (“the Company”) as of December 31, 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for the period of May 23, 2008 to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MHWH Limited and subsidiary at December 31, 2008 and the consolidated results of their operations and their cash flows for the period of May 23, 2008 to December 31, 2008 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLC

May 4, 2009

MHWH Limited

Consolidated Balance Sheet

As of December 31, 2008

Amounts expressed in RUR (thousands), except share data

	Notes	2008

Current Assets
Cash and cash equivalents		111,496
Accounts receivable, net of allowances	2	1,402,967
Inventories	1	456,627
Prepaid expenses and other current assets		35,364

Deferred income tax	6	2,920

Total Current Assets		2,009,374

Property and equipment (net)	3	10,991

Total Assets		2,020,365

Current Liabilities
Trade accounts payable	4	102,444
Bank loans (incl. accrued interest)	5	792,310
Income taxes payable	6	38,694
Taxes other than income tax		123,627
Other accrued liabilities	7	4,258

Total Current Liabilities		1,061,333

Stockholders’ Equity

Common Stock (35.00 par value; 90,002 authorised and issued as of December 31, 2008)		3,150
Additional paid-in capital		311,850
Retained earnings		619,898
Accumulated other comprehensive income		24,134

Total Stockholders’ Equity	8	959,032

Total Liabilities and Stockholders’ Equity		2,020,365

The accompanying notes are an integral part of the consolidated financial statements.

MHWH Limited

Consolidated Income Statement

For the period of May 23, 2008 to December 31, 2008

Amounts expressed in RUR (thousands)

	Notes	From May 23, 2008 to December 31, 2008

Net sales		2,923,458

Cost of goods sold		1,906,800

Gross profit		1,016,658

Selling, general and administrative expenses		221,596
Operating expenses		19,601

Operating income		775,461

Non-operating income / (expense), net
- Interest expense, net	10	(32,287)
- Foreign currency loss		(157,566)
- Other non-operating expense		(14,945)

Income before income tax		570,663

Income tax expense	6	145,026

Net Income		425,637

The accompanying notes are an integral part of the consolidated financial statements.

MHWH Limited

Consolidated Statement of Changes in Equity

As of December 31, 2008

Amounts expressed in RUR (thousands), except share data

	Common Stock		Additional		Accumulated Other
	No. of Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income	Total

Balance at May 23, 2008	90,002	3,150	311,850	643,903	16,970	975,873

- Net Income for 2008 (from May 23)				425,637		425,637
- Foreign currency translation adjustment					7,164	7,164

Comprehensive Income for 2008 (from May 23)				425,637	7,164	432,801

- Dividend Paid				(449,642)		(449,642)

Balance at December 31, 2008	90,002	3,150	311,850	619,898	24,134	959,032

The accompanying notes are an integral part of the consolidated financial statements.

MHWH Limited

Consolidated Statement of Cash Flows

For the period of May 23, 2008 to December 31, 2008

Amounts expressed in RUR (thousands)

2008

Operating Activities

Net Income	425,637

Adjustments to reconcile net income to net cash used in operating activities
Depreciation	2,069
Deferred income tax	(2,920)

Changes in operating assets and liabilities
Accounts receivable	(1,111,535)
Inventories	(207,669)
Prepaid expenses and other current assets	3,249
Trade accounts payable	253,052
Other accrued liabilities and payables	154,948

Net Cash used in Operating Activities	(483,169)

Investing Activities
Investment in property and equipment	(325)
Proceeds from the disposal of fixed assets	2,964

Net Cash used in Investing Activities	2,639

Financing Activities
Bank loans received	1,128,598
Bank loans paid	(341,217)
Dividend paid	(440,846)

Net Cash provided by Financing Activities	346,535

Currency effect on cash balances	(17,695)

Net decrease in cash and cash equivalents	(151,690)

Cash and cash equivalents at beginning of the period	263,186

Cash and cash equivalents at end of the period	111,496

Supplemental disclosures of cash flow information
Interest Paid	24,791
Income Tax Paid	100,490

The accompanying notes are an integral part of the consolidated financial statements.

MHWH Limited

Notes to Consolidated Financial Statements

For the period of May 23, 2008 to December 31, 2008

Amounts expressed in RUR (thousands)

1.	Organization and Significant Accounting Policies

Organization and Description of Business

Moet Hennessy Whitehall Limited (MHWH Limited), a Cyprus holding company, together with its wholly owned subsidiary in the Russian Federation (Moet Hennessy Whitehall Rus, referred to as “MHWH Rus”) (collectively the “Company”) operate in the Russian elite alcohol beverage industry. The Company is the sole importer of Hennessy, Moet & Chandon, Dom Perignon, Veuve Clicquot, Krug, Glenmorangie and Ardbeg in the Russian Federation. On May 23, 2008, Central European Distribution Corporation (CEDC) acquired a 75% economic stake in the WHL Holdings Limited Group of companies (which owns 50% of the shares of MHWH Limited.). All of the Company’s operations (operational and back-office) are performed in the Russian Federation.

Significant Accounting Policies

The significant accounting policies and practices followed by the Company are as follows:

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The Company consolidates all wholly or majority owned entities where the Company has operating and financial control, as well as any variable interest entity where the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

MHWH Limited’s wholly owned subsidiary maintains its records and prepares its statutory financial statements in accordance with local regulations and in Russian Roubles (“RUR”). The subsidiary’s financial statements have been adjusted to reflect accounting principles generally accepted in the United States.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

MHWH Limited

Notes to Consolidated Financial Statements

For the period of May 23, 2008 to December 31, 2008

Amounts expressed in RUR (thousands)

1.	Organization and Significant Accounting Policies (continued)

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in Russian Roubles. Each entity determines its functional currency in accordance with SFAS 52, Foreign Currency Translation, and items included in the financial statements of each entity are measured using that functional currency. Transactions in foreign currencies are initially recorded in the functional currency rate of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated at the functional currency rate of exchange in effect at the balance sheet date. All differences are included in the reported net income for the period.

Foreign Currency Translation and Transactions

As at the reporting date, the assets and liabilities of an entity with the functional currency other than the Russian Rouble are translated into the presentation currency at the rate of exchange in effect at the balance sheet date, and its income statement is translated at the weighted average exchange rates for the period. The exchange differences arising on the translation are taken directly to a separate component of stockholders’ equity. Currently MHWH Limited, Cyprus has a functional currency of the Euro and has elected to present these consolidated financial statements in Russian Roubles, the reporting currency.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repair costs are expensed as incurred, while upgrades and improvements are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in the consolidated statement of income. Depreciation of tangible fixed assets is computed by the straight-line method over the following useful lives:

Type	Depreciation life in years
Motor vehicles	5
Office equipment (including computers and IT equipment)	3

Impairment of long lived assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of an asset exceeds its fair value.

MHWH Limited

Notes to Consolidated Financial Statements

For the period of May 23, 2008 to December 31, 2008

Amounts expressed in RUR (thousands)

1.	Organization and Significant Accounting Policies (continued)

Revenue Recognition

Revenues of the Company include sales of imported champagne and spirit brands. The sales from each of these revenues streams are all processed and accounted for in the same manner. For all of its sources of revenue, the Company recognizes revenue upon delivery of product to the customer, which in the Company’s case primarily occurs at collection of product from the Company’s warehouse.

Sales are stated net of sales tax (VAT) and net of invoice volume discounts. There were no other sales incentive programs in existence during the period.

Product return allowances, which reduce revenue, are estimated using historical experience of the Company and any information obtained subsequent to the balance sheet date, but prior to the issuance of the consolidated financial statements regarding sales made prior to year-end. For the period of May 23, 2008 to December 31, 2008 these product return allowances were less than 1% of net sales.

Shipping and Handling Costs

Where the Company has incurred costs in shipping goods to its warehouse facilities these costs are recorded as part of inventory and then to costs of goods sold when the inventory is sold. Shipping and handling costs associated with distribution are recorded in selling, general and administrative expenses.

Accounts Receivable

Accounts receivable are recorded based on the invoice price and are inclusive of VAT (sales tax). The allowances for doubtful accounts are based upon the aging of the accounts receivable, whereby the Company makes an allowance based on a sliding scale. The Company typically does not provide for past due amounts due from large international retail chains (hypermarkets and supermarkets) as there have historically not been any issues with collectability of these amounts. However, where circumstances require, the Company will also make specific provisions for any excess not provided for under the general provision. When a final determination is delivered to the Company regarding the non-recovery of a receivable, the Company then charges the unrecoverable amount to the accumulated allowance.

Inventories

Inventories are stated at the lower of cost (average) or market value and are classified as follows:

December 31, 2008
Raw materials and supplies	6,853
Goods for resale	449,774

456,627

MHWH Limited

Notes to Consolidated Financial Statements

For the period of May 23, 2008 to December 31, 2008

Amounts expressed in RUR (thousands)

1.	Organization and Significant Accounting Policies (continued)

Cost includes materials, importation expenses including customs duty (where applicable), handling, storage, transportation costs, and all costs associated with bringing the inventory to a condition for resale. Inventories are comprised primarily of champagne and spirits and include within goods for resale RUR 16,460 of inventory held by distributors at December 31, 2008.

Cash and Cash Equivalents

Short-term investments which have a maturity of three months or less from the date of purchase are classified as cash equivalents.

Income Taxes and Deferred Taxes

The Company computes and records income taxes in accordance with SFAS 109, Accounting for Income Taxes which requires application of the liability method. Deferred tax assets and liabilities are recorded based on the difference between the accounting and tax bases of the underlying assets and liabilities based on enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The Company applies the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109 which clarifies the accounting for uncertainty in income tax positions. The income tax positions are recognized if it is more likely than not that they will be sustained on audit, including resolution of related appeals or litigation processes, if any, and are measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Interest and penalties are classified in the income statement as interest expenses and other operating expenses respectively.

Employee Retirement Provisions

Wages, salaries, contributions to state pension and social insurance funds, paid annual leave and sick leave, bonuses, and non-monetary benefits (such as health services) which vest or accumulate are accrued in the year in which the associated services are rendered by the employees of the Company.

The Company contributes to the Russian Federation state pension fund as well as social insurance, medical insurance, and unemployment funds on behalf of its employees. The Company has no other program of post retirement benefits to its employees and thus has no future liability for such payments. These contributions, being calculated on a sliding scale at a rate between 2% and 26% of gross salary are expensed as incurred. For the period of May 23, 2008 to December 31, 2008 these contributions totaled RUR 3,972.

Comprehensive Income

Comprehensive income is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income adjusted by, among other items, foreign currency translation adjustments. The translation losses/gains on the re-measurements from foreign currencies (primarily the Euro) to the Russian Rouble are classified separately as a component of accumulated other comprehensive income included in stockholders’ equity.

MHWH Limited

Notes to Consolidated Financial Statements

For the period of May 23, 2008 to December 31, 2008

Amounts expressed in RUR (thousands)

1.	Organization and Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations. This standard applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009 for the Company. The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The standard requires an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. The adoption of this standard will not have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which the Company will adopt on January 1, 2009. SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the accounting for future ownership changes with respect to those subsidiaries. The standard has no impact on these financial statements at adoption. All other components of SFAS 160 will be applied prospectively.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of SFAS No. 133. This standard is effective January 1, 2009 for the Company. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. There is no impact on the Company as the Company does not enter into derivative transactions.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. This standard is effective January 1, 2009 for the Company. There is no impact on the Company as the Company does not have any convertible debt instruments.

2.	Trade Receivables and Allowance for Doubtful Accounts

December 31, 2008
Trade receivables:
- Third parties	495,650
- Related parties	907,317

1,402,967

When specific accounts are determined to be uncollectible, they are expensed as bad debts in that period. There are no such expenses in this period, or bad debt reserve at December 31, 2008. Trade receivables are disclosed net of a reserve for product returns in the amount of RUR 36,651.

3.	Property and equipment

Property and equipment, presented net of accumulated depreciation in the consolidated balance sheets, consist of:

December 31, 2008
Office equipment	11,810
Motor vehicles	5,415

Total gross book value	17,225
Less—Accumulated depreciation	(6,234)

10,991

MHWH Limited

Notes to Consolidated Financial Statements

For the period of May 23, 2008 to December 31, 2008

Amounts expressed in RUR (thousands)

Office equipment includes computers and IT equipment. Motor vehicles include passenger and light truck vehicles. The depreciation charge for the period amounted to RUR 2,069.

4.	Trade accounts payable

December 31, 2008
Trade accounts payable:
- Third parties	23,457
- Related parties	78,987

102,444

5.	Bank loans

Bank Facilities

As of December 31, 2008, the Company maintained 19.0 million Euro in short-term loan facilities from BSGV to finance the Company’s working capital needs. Payments under these facilities are denominated in Euro’s.

The Company uses a pledge agreement with BSGV on inventory in-stock and in-transit as collateral for the loan. The pledge agreement states the outstanding loan balance should not exceed the carrying amount of inventory pledged. As of December 31, 2008, the Company was in violation of this covenant as the Company’s outstanding loan balance exceeded its inventory balance by RUR 347,214. The loan and accrued interest was subsequently repaid to BSGV on March 13, 2009 in full without penalty. All other conditions and covenants to the borrowing facility were met at December 31, 2008. The Company has no other borrowings with BSGV or other banks. The average interest rate of the bank loan was 7.6%.

Total borrowings as disclosed in the financial statements are:

December 31, 2008
Short term bank loans	787,381
Accrued interest	4,929

Total short term bank loans and accrued interest	792,310

6.	Income Taxes

The Company operates in the tax jurisdictions of the Russian Federation and Cyprus. The subsidiary files its own corporate tax return, and accounts for deferred tax assets and liabilities where identified.

The Company files income tax returns in Russia (2008 statutory rate of 24%) and Cyprus (2008 statutory rate of 10%). In November 2008, the tax legislation of the Russian Federation was amended to decrease statutory income tax rate from 24% to 20% starting from January 1, 2009. The impact of this change in statutory income tax rates was not significant.

Reconciliation of statutory tax rates to the Company’s effective tax rate is as follows:

May 23, 2008 to December 31, 2008
Tax at statutory rates	135,974
Impact of change in income tax rate	584
Permanent differences	8,468

Income tax expense	145,026

MHWH Limited

Notes to Consolidated Financial Statements

For the period of May 23, 2008 to December 31, 2008

Amounts expressed in RUR (thousands)

Following are the significant components of the provision for income tax expense:

May 23, 2008 to December 31, 2008
Current	147,946
Deferred	(2,920)

Income tax expense	145,026

Deferred tax assets and liabilities are recorded for the difference between the financial statements and tax bases of assets and liabilities. In assessing the recovery of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered projected future taxable income in making this assessment, and believes these projections to be adequate in recovery of the recorded deferred tax assets.

The following summarizes the major components of the Company’s deferred tax assets and liabilities as of December 31, 2008.

2008
Deferred tax assets and liabilities
Returns allowance	2,920

Total current deferred tax assets	2,920

Tax liabilities (including corporate income tax, Value Added Tax (VAT), social security and other taxes) of the Company and it’s subsidiaries may be subject to examinations by the tax authorities for up to a certain period from the end of the year the tax is payable. For the Russian Federation, this period is 3 years. As of December 31, 2008 the years 2006-2008 remain subject to inspection by the tax authorities.

MHWH Limited

Notes to Consolidated Financial Statements

For the period of May 23, 2008 to December 31, 2008

Amounts expressed in RUR (thousands)

7.	Accrued liabilities

The major components of accrued liabilities are:

December 31, 2008
Operating accruals	4,258

Operating accruals principally comprise amounts outstanding for trade purchases and ongoing costs.

8.	Stockholders’ Equity

Additional paid in capital represents accumulated contributions made by the stockholders.

Accumulated other comprehensive income represents the accumulated exchange differences arising from translation from the functional currency to the reporting currency.

Dividends

In accordance with Russian legislation, dividends may only be declared to the stockholders from accumulated undistributed and unreserved earnings as shown in the Company’s Russian statutory financial statements. During the period of May 23 to December 31, 2008, the Company declared and paid RUR 449,642 to stockholders.

9.	Commitments and Contingent Liabilities

Contingencies

The Company has no litigation in process as at December 31, 2008.

Operating Leases and Rent Commitments

The Company makes rental payments for its office and warehouse under operating leases. There is no requirement for future minimum rental payments; however, both leases include a minimum termination period of 30 days. Rental expense under both agreements for the period of May 23, 2008 to December 31, 2008 was RUR 14,984.

Operating Environment

The Russian economy is vulnerable to market downturns and economic slowdowns elsewhere in the world. The ongoing global financial crisis has resulted in capital markets instability, significant deterioration of liquidity in the banking sector, and tighter credit conditions within Russia. While the Russian Government has introduced a range of stabilization measures aimed at providing liquidity and supporting refinancing of foreign debt for Russian banks and companies, there continues to be uncertainty regarding the access to capital and cost of capital, which could affect the Company’s financial position, results of operations and business prospects.

MHWH Limited

Notes to Consolidated Financial Statements

For the period of May 23, 2008 to December 31, 2008

Amounts expressed in RUR (thousands)

9.	Commitments and Contingent Liabilities (continued)

While management believes it is taking appropriate measures to support the sustainability of the business in the current circumstances, unexpected further deterioration in the areas described above could negatively affect the results of operations and financial position in a manner not currently determinable.

Foreign Currency Exchange Risk

Because the Company’s reporting currency is the Rouble and the functional currency of MHWH Limited is the Euro and the Company’s debt is denominated in Euro, the reported results of operations are impacted by fluctuations in the exchange rate between the Euro and Rouble. Additionally, since substantially all revenues are generated in Roubles, the Company faces exchange rate risk relating to expenses incurred in currencies other than the Rouble, primarily purchases of product for resale made in Euro.

10.	Interest income / (expense)

For the period of May 23, 2008 to December 31, 2008, the following items are included in Interest income / (expense):

May 23, 2008 to December 31, 2008
Interest income	2,739
Interest expense	(35,026)

Total interest expense, net	(32,287)

11.	Related Party Transactions

The Company has a contract for back-office and administrative functions for 2008 with OOO MK Management, a company owned by a shareholder of WHL Holdings Limited. The expenses under this contract for 2008 were RUR 73,389 (from May 23 to December 31, 2008) and are recorded in selling general and administrative expenses in the consolidated statement of income.

The Company has a contract for customs clearance and importation services with OOO WH Import (part of the WHL Holdings Limited group). WH Import acts as the agent for importing and customs clearance for all the Company’s imported products. The agent’s fees for 2008 (from May 23 to December 31, 2008) amounted to RUR 88,448 and are recorded in selling general and administrative expenses in the consolidated statement of income. All purchases of the Company’s products are made from companies within the LVMH group, a stockholder of the Company.

The Company sells products to all customers from one price list. Discount rates available to customers (including distribution centers owned by WHL Holdings Limited) vary depending upon volumes and prompt payment receipts. The net sales to these distribution centers in 2008 (from May 23 to December 31, 2008) were RUR 1,765,218.

MHWH Limited

Notes to Consolidated Financial Statements

For the period of May 23, 2008 to December 31, 2008

Amounts expressed in RUR (thousands)

11.	Related Party Transactions (continued)

Because the Company is a joint venture between Moet Hennessy and WHL Holdings Limited, there exists a concentration of risk as the Company is reliant on its joint venture partners to supply products from Moet Hennessy and in reliance of the use of WHL Holdings Limited’s distribution network. Substantially all of the Company’s sales are in made in the Russian Federation.

The following table summaries the balances and transactions with related parties as of December 31, 2008 and for the period then ended:

	December 31, 2008	Sales to related parties	Purchases from related parties
Trade receivables and prepayments:
WHL Holdings Limited group	907,317	1,765,218	—
Moet Hennessy Group	23,053		1,421,349

Prepaid expenses:
MK Management	1,000	—	73,389

Trade accounts payable:
WHL Holdings Limited Group	78,987	—	84,275

12.	Financial Instruments

Financial Instruments and Their Fair Values

Financial instruments consist mainly of cash and cash equivalents and bank loans whose carrying amount approximates their fair value due to the short term nature. The main purpose of these financial instruments is to raise finance for the Company’s operations and investments. The Company has various other financial assets and liabilities such as other receivables and other payables, which arise directly from its business activities.