Form 10-K/A
period 2008-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2009-06-30
CIK 1046880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K/A

Amendment No.2 to Form 10-K

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

Amendment No. 2

Explanatory Note

Central European Distribution Corporation (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10–K for the year ended December 31, 2008 (this “Form 10–K/A”) solely for the purpose of including separate audited financial statements of Lion/Rally Cayman 2 and its subsidiaries (“Lion/Rally Cayman 2”), required by Rule 3–09 of Regulation S–X.

This Form 10–K/A amends the Form 10–K solely by the addition of the Lion/Rally Cayman 2 financial statements to Part IV, Item 15. No attempt has been made in this Form 10–K/A to update other disclosures presented in the Form 10–K and this Form 10–K/A does not reflect events occurring after the filing of the Form 10–K or modify or update those disclosures, including the exhibits to the Form 10–K affected by subsequent events. The following sections of the Form 10–K have been amended by this Form 10–K/A:

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

Part IV

Item 15 Exhibits, Financial Statement Schedules and Reports of Form 8-K	4

Signatures	10

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	The following documents are filed as part of Amendment No. 1 to this report on Form 10-K:

(2) Financial Statement Schedules

(3) The following exhibits are filed as part of Amendment No. 1 to this report on Form 10-K:

Exhibit Number	Exhibit Description
1.1	Underwriting Agreement, dated as of March 3, 2008, by and between Central European Distribution Corporation and J.P. Morgan Securities Inc. (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).

1.2	Underwriting Agreement, dated as of June 25, 2008, by and between Central European Distribution Corporation and J.P. Morgan Securities Inc., as representative of the underwriters listed on Schedule 1 thereto (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on June 27, 2008 and incorporated herein by reference).

2.1	Contribution Agreement among Central European Distribution Corporation, William V. Carey, William V. Carey Stock Trust, Estate of William O. Carey and Jeffrey Peterson dated November 28, 1997 (filed as Exhibit 2.1 to the Registration Statement on Form SB-2, File No. 333-42387, with the SEC on December 17, 1997 (the “1997 Registration Statement”), and incorporated herein by reference).

2.2	Investment Agreement for Damianex S.A. dated April 22, 2002, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Michael Ciapala, Boguslaw Barnat and Iwona Barnat (filed as Exhibit 2 to the Current Report on Form 8-K/A filed with the SEC on May 14, 2002, and incorporated herein by reference).

2.3	Share Purchase Agreement for AGIS S.A. dated April 24, 2002, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Jacek Luczak and Slawomir Wisniewski (filed as Exhibit 2.2 to the Current Report on Form 8-K/A filed with the SEC on June 3, 2002, and incorporated herein by reference).

2.4	Share Purchase Agreement for Onufry S.A. dated October 15, 2002, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Zbigniew Trafalski and Henryk Gawin (filed as Exhibit 2.4 to the Annual Report on Form 10-K filed with the SEC on March 17, 2003, and incorporated herein by reference).

2.5	Share Purchase Agreement for Dako Sp. z o.o. dated April 16, 2003, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Waclaw Dawidowicz and Miroslaw Sokalski (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003, and incorporated herein by reference).

2.6	Share Purchase Agreement for Panta Hurt Sp. z o.o. dated September 5, 2003, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Wlodzimierz Szydlarski, Sylwester Zakrzewski and Wojciech Piatkowski (filed as Exhibit 2.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003, and incorporated herein by reference).

2.7	Share Purchase Agreement for Multi-Ex S.A. dated November 14, 2003, among Carey Agri International Sp. z o.o., Piotr Pabianski and Ewa Maria Pabianska (filed as Exhibit 2.7 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004, and incorporated herein by reference).

Exhibit Number	Exhibit Description
2.8	Share Purchase Agreement for Multi-Ex S.A. dated November 14, 2003, between Central European Distribution Corporation and Piotr Pabianski (filed as Exhibit 2.8 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004, and incorporated herein by reference).

2.9	Share Purchase Agreement for Multi-Ex S.A. dated December 18, 2003, between Central European Distribution Corporation and Piotr Pabianski (filed as Exhibit 2.9 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004, and incorporated herein by reference).

2.10	Share Sale Agreement for Miro sp. z.o.o. dated May 14, 2004, among Central European Distribution Corporation, Miroslawem Grzadkowskim, Halina Grzadkowska, Jackiem Grzadkowskim and Kinga Grzadkowska (filed as Exhibit 2.10 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2004, and incorporated herein by reference).

2.11	Conditional Share Sale Agreement for Delikates Sp. z o.o. dated April 28, 2005 by and among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Barbara Jernas, Szymon Jernas, Magdalena Namysl and Karol Jaskula (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 4, 2005 and incorporated herein by reference).

2.12	Share Sale Agreement, dated June 27, 2005, by and among Rémy Cointreau S.A., Botapol Management B.V., Takirra Investment Corporation N.B., Central European Distribution Corporation and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 1, 2005 and incorporated herein by reference).

2.13	Share Purchase Agreement, dated July 11, 2005, by and among the State Treasury of the Republic of Poland, Carey Agri International-Poland Sp. z o.o. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 15, 2005 and incorporated herein by reference).

2.14	Conditional Share Sale Agreement for Imperial Sp. z o.o. dated August 16, 2005 by and among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, and Tadeusz Walkuski (filed as Exhibit 2.11 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 and incorporated herein by reference).

2.15	Share Sale and Purchase Agreement, dated March 11, 2008, by and among White Horse Intervest Limited, William V. Carey, Central European Distribution Corporation, and Bols Sp. z o.o. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2008 and incorporated herein by reference).

2.16	Share Sale and Purchase Agreement, dated May 23, 2008, by and among Barclays Wealth Trustees (Jersey) Limited (in its capacity as trustee of The First National Trust), WHL Holdings Limited, Polmos Bialystok S.A. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2008 and incorporated herein by reference).

2.17	Amendment No. 5 to Share Sale and Purchase Agreement, dated February 24, 2009, by and among Barclays Wealth Trustees (Jersey) Limited (in its capacity as trustee of The First National Trust), WHL Holdings Limited, Polmos Bialystok S.A. and Central European Distribution Corporation. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report of Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed with the SEC on May 3, 2006, and incorporated herein by reference).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the 1997 Registration Statement and incorporated herein by reference).

4.2	Indenture, dated July 25, 2005, by and among Central European Distribution Corporation, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o. and Miro Sp. z o.o., as Guarantors, The Bank of New York, as Trustee, Principal Paying Agent, Registrar and Transfer Agent, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2005 and incorporated herein by reference).

Exhibit Number	Exhibit Description
4.3	First Supplemental Indenture, dated August 31, 2005, by and among Central European Distribution Corporation, as Issuer, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o. and Miro Sp. z o.o., as Initial Guarantors, Botapol Holding B.V. and Bols Sp. z o.o., as Additional Guarantors, The Bank of New York, as Trustee, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2005 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of March 30, 2006 among Central European Distribution Corporation, as Issuer, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o. and Miro Sp. z o.o., as Initial Guarantors, Botapol Holding B.V. and Bols Sp. z o.o., as Additional Guarantors, The Bank of New York, as Trustee, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

4.5	Third Supplemental Indenture, dated as of July 7, 2006 among Central European Distribution Corporation, as Issuer, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o., Miro Sp. z o.o., Botapol Holding B.V. and Bols Sp. z o.o., as Guarantors, Delikates Sp. z o.o., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Imperial Sp. z o.o. and Krokus Sp. z o.o., as New Guarantors, The Bank of New York, as Trustee, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

4.6	Base Indenture, dated as of March 7, 2008, by and between Central European Distribution Corporation, as Issuer and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.6 to the Annual Report on Form 10-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

4.7	Supplemental Indenture, dated as of March 7, 2008, by and between Central European Distribution Corporation, as Issuer and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).

4.8	Registration Rights Agreement, dated March 13, 2008, by and between Central European Distribution Corporation and Direct Financing Limited (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2008 and incorporated herein by reference).

4.9	A Registration Rights Agreement, dated October 21, 2008 by and between Central European Distribution Corporation and Barclays Wealth Trustees (Jersey) Limited (as Trustee of the First National Trust) (filed as Exhibit 4.9 to the Annual Report on Form 10-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.1	2007 Stock Incentive Plan (filed as Exhibit A to the definitive Proxy Statement as filed with the SEC on March 27, 2007, and incorporated herein by reference).

10.2	Form of Stock Option Agreement with Directors under 2007 Stock Incentive Plan (filed as Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008, and incorporated herein by reference).

10.3	Form of Stock Option Agreement with Officers under 2007 Stock Incentive Plan (filed as Exhibit 10.3 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008, and incorporated herein by reference).

10.4	Lease Agreement for warehouse at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on April 16, 2001, and incorporated herein by reference).

10.5	Annex 2 to Lease Agreement dated February 19, 2003, for the warehouse located at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004, and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.6	Social guarantee package for the employees of Polmos Bialystok S.A. (filed as exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2005 and incorporated herein by reference).

10.7	Purchase Agreement dated as of August 3, 2005 by and among Central European Distribution Company and the investors signatory thereto (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 and incorporated herein by reference).

10.8	Registration Rights Agreement dated as of August 3, 2005 by and among Central European Distribution Corporation and the investors signatory thereto (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 and incorporated herein by reference).

10.9	Registration Rights Agreement, dated August 17, 2005, by and among Central European Distribution Corporation, Botapol Management B.V. and Takirra Investment Corporation N.V. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.10	Employment Agreement, dated August 10, 2005, by and between Central European Distribution Corporation and Richard Roberts (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 13, 2005 and incorporated herein by reference).

10.11	Annex, dated January 24, 2007, to the Employment Agreement dated as of August 10, 2005, between Richard Roberts and Central European Distribution Corporation (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on January 24, 2007, and incorporated herein by reference).

10.12	Trade Mark License, dated August 17, 2005, by and among Distilleerderijen Erven Lucas Bols B.V., Central European Distribution Corporation and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.13	Deed of Tax Covenant, dated August 17, 2005, by and among Botapol Management B.V., Takirra Investment Corporation N.V., Rémy Cointreau S.A., Carey Agri International Poland Sp. z o.o. and Central European Distribution Corporation (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.14	Bank Guarantee, dated October 12, 2006, by and between Fortis Bank SA/NV, Austrian Branch and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 10.2 to the Current Report on Form 8K filed with the SEC on October 18, 2006 and incorporated herein by reference).

10.15	Summary of Director Compensation (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006 and incorporated herein by reference).

10.16	Facility Agreement, dated December 21, 2007, among Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch, and Bank Polska Kasa Opieki S.A. and Carey Agri International-Poland Sp. z o.o. (filed as Exhibit 10.31 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008, and incorporated herein by reference).

10.17	Corporate Guarantee Agreement, dated December 21, 2007, between Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch, Bank Polska Kasa Opieki S.A. and Central European Distribution Corporation (filed as Exhibit 10.32 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008, and incorporated herein by reference).

10.18	Shareholders Agreement, dated March 13, 2008, among White Horse Intervest Limited, Bols Sp. z o.o., Central European Distribution Corporation and Copecresto Enterprises Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2008 and incorporated herein by reference).

10.19	Amended and Restated Investment Commitment Letter, dated June 18, 2008, by and among Central European Distribution Corporation, Lion Capital LLP acting for and on behalf of each of Lion Capital Fund I L.P., Lion Capital Fund I A L.P., Lion Capital Fund I B L.P., Lion Capital Fund I C L.P., Lion Capital Fund I SBS L.P.; and Lion Capital (Guernsey) Limited c/o Aztec Financial Services (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 15, 2008 and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.20	Letter Agreement, dated May 22, 2008, between Central European Distribution Corporation and Pasalba Limited (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 29, 2008 and incorporated herein by reference).

10.21	Shareholders’ Agreement, dated July 8, 2008, by and among Central European Distribution Corporation, Lion/Rally Cayman 1 LP, Carey Agri International – Poland Sp. z o. o, Lion/Rally Carry ENG 1 LP and Lion/Rally Cayman 2 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 15, 2008 and incorporated herein by reference).

10.22	Instrument by way of Deed Constituting US$103,500,000 Unsecured Exchangeable Loan Notes, dated July 8, 2008, by and among Lion/Rally Cayman 2 and Lion/Rally Lux 1 S.A. and Lion/Rally Lux 3 S.a.r.l. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 15, 2008 and incorporated herein by reference).

10.23	Shareholders’ Agreement, dated May 23, 2008, by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A. and Peulla Enterprises Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2008 and incorporated herein by reference).

10.24	Amendment No. 1 to Shareholders’ Agreement, dated February 24, 2009, by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A. and Peulla Enterprises Limited. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.25	Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.26	Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and Christopher Biedermann (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.27	Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and Evangelos Evangelou (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.28	Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and James Archbold (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.29	Amended and Restated Executive Bonus Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.30	Facilities Agreement dated April 24, 2008 among Central European Distribution Corporation, Bols Sp. z o.o. and certain other subsidiaries of Central European Distribution Corporation, and Bank Zachodni WBK S.A. as lender (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 and incorporated herein by reference).

10.31	Labor Contract, dated April 1, 2008, between Parliament Distribution and Mr. Sergey Kupriyanov (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

10.32	Facilities Agreement, dated July 2, 2008, among Central European Distribution Corporation, Carey Agri International-Poland Sp. z o.o and certain other subsidiaries of Central European Distribution Corporation, and Bank Handlowy W Warszawie S.A. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

10.33	Amendment and Restatement Agreement Relating to a Facility Agreement dated December 21, 2007, dated February 24, 2009, by and among Carey Agri International-Poland Sp. z o.o., Central European Distribution Corporation, Astor Sp. z o.o., Bols Hungary KFT, Bols Sp. z o.o., Botapol Holding B.V., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A. Delikates Sp. z o.o., Fine Wine & Spirit (FWS) Sp. z o.o., Imperial Sp. z o.o. Miro Sp. z o.o., MTC Sp. z o.o., Multi-Ex Sp. z o.o., Onufry S.A., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Przedsiebiorstwo Handlu Spozywczego Sp. z o.o., PWW Sp.

Exhibit Number	Exhibit Description
z o.o., Saol Dystrybucja Sp. z o.o., Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch and Bank Polska Kasa Opieki S.A. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.34	Amendment Agreement Relating to a Facility Agreement dated December 21, 2007 as Amended and Restated on February 24, 2009, dated February 24, 2009, by and among Carey Agri International-Poland Sp. z o.o., Central European Distribution Corporation, Astor Sp. z o.o., Bols Hungary KFT, Bols Sp. z o.o., Botapol Holding B.V., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A. Delikates Sp. z o.o., Fine Wine & Spirit (FWS) Sp. z o.o., Imperial Sp. z o.o. Miro Sp. z o.o., MTC Sp. z o.o., Multi-Ex Sp. z o.o., Onufry S.A., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Przedsiebiorstwo Handlu Spozywczego Sp. z o.o., PWW Sp. z o.o., Saol Dystrybucja Sp. z o.o. and Bank Polska Kasa Opieki S.A. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

21	Subsidiaries of the Company (filed as Exhibit 21 to the Annual Report on Form 10-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

23.2*	Consent of PricewaterhouseCoopers

24.1	Power of Attorney (filed as Exhibit 24.1 to the Annual Report on Form 10-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

31.1*	Rule 13a-14(a) Certification of the CEO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the CFO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

The financial statements of Lion/Rally Cayman 2 Limited are filed under Item 15(c) below.

(b)	The exhibits required to be filed herewith are listed above.

(c)	Financial Statements Schedules: Financial statements of Lion/Rally Cayman 2 Limited

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(Registrant)

By:	/S/ WILLIAM V. CAREY
William V. Carey
Chairman, President and Chief Executive Officer

Date:	June 30, 2009

(a)(3) The following exhibits are provided with this Form 10-K/A.

Exhibit Number	Exhibit Description
23.2*	Consent of PricewaterhouseCoopers

31.1*	Rule 13a-14(a) Certification of the CEO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the CFO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

LION/RALLY CAYMAN 2 and its subsidiaries

International Financial Reporting Standards

Consolidated Financial Statements and

Independent Auditor’s Report

31 December 2008

Contents

CONSOLIDATED FINANCIAL STATEMENTS

ZAO PricewaterhouseCoopers Audit Kosmodamianskaya Nab. 52, Bld. 5 115054 Moscow Russia Telephone +7 (495) 967 6000 Facsimile +7 (495) 967 6001 www.pwc.ru

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Lion/Rally Cayman 2

We have audited the accompanying consolidated balance sheet of Lion/Rally Cayman 2 and its subsidiaries (hereinafter referred to as “the Group”) as at December 31, 2008 and 2007 and the related consolidated statements of income, cash flow and changes in founder’s equity for the period then ended. These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group at December 31, 2008 and 2007 and the results of their operations and their cash flows for the period then ended, in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board.

ZAO PricewaterhouseCoopers Audit

Kosmodamianskaya Nab., 52, Bldg. 5

115054 Moscow

Russian Federation

June 30, 2009

Lion/Rally Cayman 2 and its subsidiaries

Consolidated Balance Sheet

ALL ITEMS ARE PRESENTED IN THOUSANDS OF US DOLLARS UNLESS OTHERWISE STATED

	Note	31 December 2008
Assets

Non-Current Assets
Property, plant and equipment	7	126,590
Goodwill	8	190,653
Other intangible assets	9	203,092
Deferred income tax assets	25	26,702

Total non-current assets		547,037

Current assets
Inventories	10	65,923
Trade accounts receivable	11	209,021
Other accounts receivable and advances	11	22,787
Current income tax prepayments		6,097
Taxes, other than income tax prepayment	12	21,479
Cash and cash equivalents	13	117,425

Total current assets		442,732

Total assets		989,769

EQUITY

Share capital	14	382,500
Accumulated deficit		(38,259)
Currency translation reserve		(69,758)

Equity attributable to equity holders of the Company		274,483

Minority interest		35,881

Total equity		310,364

Liabilities

Non–current liabilities
Loans and borrowings	15	369,333
Contingent consideration	17	33,402
Deferred income tax liabilities	25	51,591

Total non-current liabilities		454,326

Short-term liabilities
Loans and borrowings	15	43,348
Trade accounts payable	18	38,797
Other accounts payable	18	34,983
Current income tax liability		1,861
Current income tax provision	17	20,000
Taxes, other than income tax payable	16	64,952
Other provisions for liabilities and charges	17	21,138

Total current liabilities		225,079

Total liabilities		679,405

Total liabilities and equity		989,769

Approved for issue and signed on behalf of the Board of Directors on 30 June 2009.

Hayley Tanguy	Rob Jones
Director	Director

The attached notes from page 5 to page 34 are an integral part of the consolidated financial statements.

Lion/Rally Cayman 2 and its subsidiaries

Consolidated Income Statement

ALL ITEMS ARE PRESENTED IN THOUSANDS OF US DOLLARS UNLESS OTHERWISE STATED

	Note	For the period ended 31 December 2008
Revenue	19	342,714
Cost of sales	20	(176,622)

Gross margin		166,092

Selling and distribution expenses	21	(103,641)
General and administrative expenses	22	(33,115)

Operating profit		29,336

Finance income	23	1,144
Finance costs – foreign currency translation		(70,368)
Finance costs- interests	24	(20,306)

Loss before income tax		(60,194)
Income tax credit	25	16,934

Loss for the year		(43,260)

Loss attributable to:
Shareholders of the Group		(38,259)
Minority interest		(5,001)

The attached notes from page 5 to page 34 are an integral part of the consolidated financial statements.

Lion/Rally Cayman 2 and its subsidiaries

Consolidated Statement of Changes in Equity

IN THOUSANDS OF UNITED STATES DOLLARS

	Attributable to shareholders of the Group
	Share capital	Currency translation reserve	Accumulated deficit	Total	Minority interest	Total equity
Share capital	382,500	—	—	382,500		382,500
Minority interest arising on business combination					50,000	50,000
Currency translation adjustment	—	(69,758)	—	(69,758)	(9,118)	(78,876)
Loss for period to 31 December	—	—	(38,259)	(38,259)	(5,001)	(43,260)

Balance at 31 December 2008	382,500	(69,758)	(38,259)	274,483	35,881	310,364

The attached notes from page 5 to page 34 are an integral part of the consolidated financial statements.

Lion/Rally Cayman 2 its subsidiaries

Consolidated Cash Flow Statement

IN THOUSANDS OF UNITED STATES DOLLARS

	Note	For the period ended 31 December 2008

Cash flows from operating activities:
Loss before income tax		(60,194)

Adjustments for:
Depreciation of property, plant and equipment and amortisation of other intangible assets	7,9	6,618
Provision of accounts receivable	11	14,105
Other assets provision		273
Amortisation of bank charges	24	1,204
Tax penalties	24	1,978
Finance costs, net	23,24	15,980
Foreign exchange translation differences		70,368
Losses from sale of property, plant and equipment		1,616
Gain from sale of inventory		(21)
Gain from sale of other assets		(117)

Operating cash flows before working capital changes		51,810
Decrease in trade accounts receivable		41,301
Decrease in other accounts receivable		5,002
Decrease in advances		2,772
Increase in other current assets		(6,237)
Increase in VAT recoverable		(1,885)
Increase in inventories		(37,699)
Decrease in trade accounts payable		(53,245)
Increase in other accounts payable		1,943

Cash used in operations		3,762
Income taxes paid		(15,203)
Interest paid		(8,362)

Net cash used in operating activities		(19,803)

Cash flows from investing activities:
Purchases of property, plant and equipment		(13,743)
Repayments of loans receivable		325
Consideration for acquisition paid (less cash acquired at purchased business combinations)		(390,865)
Loans receivable		(122)

Net cash used by investing activities		(404,405)

Cash flows from financing activities:
Proceeds from borrowings and loans		456,428
Repayment of loans and borrowings		(237,922)
Contributions to share capital		382,500
Net cash received from financing activities		601,006

Effect of exchange rate changes from functional into presentational currency		(59,373)

Net increase in cash and cash equivalents	13	117,425
Cash and cash equivalents, at the beginning of the period		—

Cash and cash equivalents, at the end of the period	13	117,425

Cashflow statement represents initial financing and post-acquisition (see note 27) cash movements for the period from 9 July 2008 till 31 December 2008

The attached notes from page 5 to page 34 are an integral part of the present consolidated financial statements.

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

1.	Lion/Rally Cayman 2 Group and its operations

These consolidated financial statements for the period from incorporation to 31 December 2008 are prepared for Lion/Rally Cayman 2 (the Company) and its subsidiaries (hereinafter referred to as the Group).

The Company was incorporated and domiciled in the Cayman Islands on 27 May 2008. The Company is a limited liability company and was set up in accordance with the legislation of the Cayman Islands.

Lion/Rally Cayman 2 was dormant until the issue of shares to Lion/Rally Cayman 1 Limited Partnership and Carey Agri International – Poland SP ZOO on 8 July 2008 and the acquisition of the group of companies (Note 27 Business Combinations) involved in distilled alcohol and low alcohol beverages production and sale headed by Lion/Rally Lux 1 SA on 9 July 2008. Therefore the income statement represents the period from 9 July 2008 to 31 December 2008 as there were no operating activities prior to this.

As from 8 July 2008 and throughout the period to 31 December 2008, the shareholders of Lion/Rally Cayman 2 were Lion/Rally Cayman 1 Limited Partnership (52.55%) registered in the Cayman Islands, and Carey Agri International – Poland SP ZOO, (Carey Agri) registered in Poland (47.45%). Ultimate controlling Party is considered to be Lion Capital LLP, registered in the United Kingdom who exercises management control through its effective participation in Lion/Rally Cayman 1 Limited Partnership. Central European Distribution Corporation (CEDC), through the share holdings of Carey Agri exercises influence on the operations of Lion/Rally Cayman 2.

For information regarding changes in the group structure subsequent to the balance sheet date, refer to Note 29.

Principal activity

The Group’s principal business activity is production of vodka and low alcohol beverages within the Russian Federation and their sales in the Russian Federation and abroad. The Group is the largest Russian producer and distributor of vodka. The Group’s manufacturing facilities are primarily based in Russia.

Address of registration and business. The Company is registered at the following address, Stuarts Corporate Services, Cayman Financial Centre, 36A Dr Roys Drive, PO Box 2510 George Town, Grand Cayman KY 1104, Cayman Islands. The Group’s principal place of business is Russia.

Lion/Rally Cayman 2 purchased its ownership interests in subsidiaries on 9 July 2008 under the contracts for purchasing ownership interests. See Note 27 Business Combinations.

The principal subsidiaries consolidated within the Group and percentage of ownership interest held by the Company are as follows:

	Companies	Country of incorporation	Activities	Share, ownership at 31.12.2008

1	ZAO Group of companies Russian Alcohol and its subsidiaries	Russian Federation	Sale of distilled alcohol and low alcohol beverages	100.0%
2	Vlactor Trading Ltd and its subsidiaries	Cyprus	Trademark ownership	100.0%
3	AUK Holding Ltd	Cyprus	Trademark ownership	100.0%
4	Latchey and its subsidiaries	Cyprus	Investments holder	100.0%
5	Ushba Distilly and its subsidiaries	Georgia	Production and sale of distilled alcohol beverages	100.0%
6	OOO Chorniy & Mikola	Ukraine	Sales of distilled alcohol beverages	100.0%
7	ZAO LVS Topaz	Russian Federation	Production and sale of distilled alcohol beverages	100.0%
8	OOO Pervy Kupazhny Zavod	Russian Federation	Production and sale of distilled alcohol beverages	100.0%
9	ZAO Sibirsky LVZ	Russian Federation	Production and sale of distilled alcohol beverages	100.0%
10	OOO Bravo Premium	Russian Federation	Production and sale of low alcohol beverages	100.0%
11	OOO CHOP RAPID BP	Russian Federation	Investigations and security assurance	100.0%
12	OOO CHOP SCHIT Topaz	Russian Federation	Investigations and security assurance	100.0%

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

1.	Lion/Rally Cayman 2 Group and its operations (Continued)

	Companies	Country of incorporation	Activities	Share, ownership at 31.12.2008
13	ZAO Srednerussky LVS	Russian Federation	Investments holder	100.0%
14	OOO Trade House Russian Alcohol North West	Russian Federation	Sale of distilled alcohol and low alcohol beverages	100.0%
15	OOO Trade House Russia Alcohol	Russian Federation	Sale of distilled alcohol and low alcohol beverages	100.0%
16	OOO Trade House Russia Alcohol Center	Russian Federation	Sale of distilled alcohol and low alcohol beverages	100.0%
17	Nowdo Limited	Cyprus	Financing	0.0%
18	Pasalba Limited	Cyprus	Investments Holder	100%
19	Lion/Rally Lux 1 SA	Luxembourg	Investments Holder	88.44%
20	Lion/Rally Lux 2 SA	Luxembourg	Investments Holder	100%
21	Lion/Rally Lux 3 SA	Luxembourg	Investments Holder	100%
22	Lion/Rally Lux 4 SA	Luxembourg	Investments Holder	100%
23	Lion/Rally Cayman 3	Cayman Islands	Management Remuneration	100%

2.	Operating environment of the Group

The Group through its operations has significant exposure to Russia’s economy and financial markets.

Russian Federation. The Russian Federation displays certain characteristics of an emerging market, including relatively high inflation. Despite strong economic growth in recent years, the financial situation in the Russian market significantly deteriorated during 2008, particularly in the fourth quarter. As a result of global volatility in financial and commodity markets, among other factors, there has been a significant decline in the Russian stock market since mid-2008. Since September 2008, there has been increased volatility in currency markets and the Russian Rouble (RR) has depreciated significantly against some major currencies. The official US Dollar (USD) exchange rate of the Central Bank of the Russian Federation (“CBRF”) increased from RR 25.37 at 1 October 2008 to RR 29.38 at 31 December 2008 and RR 31.24 at 23 June 2009.

The tax, currency and customs legislation within the Russian Federation is subject to varying interpretations and frequent changes, and other legal and fiscal impediments contribute to the challenges faced by entities currently operating in the Russian Federation. The future economic direction of the Russian Federation is largely dependent upon the effectiveness of economic, financial and monetary measures undertaken by the Government, together with tax, legal, regulatory, and political developments.

Management is unable to predict all developments in the economic environment which could have an impact on the Group’s operations and consequently what effect, if any, they could have on the financial position of the Group.

Impact of the ongoing global financial and economic crisis. The ongoing global financial and economic crisis that emerged out of the severe reduction in global liquidity which commenced in the middle of 2007 (often referred to as the “Credit Crunch”) has resulted in, among other things, a lower level of capital market funding, lower liquidity levels across the banking sector and wider economy, and, at times, higher interbank lending rates and very high volatility in stock and currency markets. The uncertainties in the global financial markets have also led to failures of banks and other corporates, and to bank rescues in the United States of America, Western Europe, Russia and elsewhere. The full extent of the impact of the ongoing financial crisis is proving to be difficult to anticipate or completely guard against.

The availability of external funding in financial markets has significantly reduced since August 2007. Such circumstances may affect the ability of the Group to obtain new borrowings and re-finance its existing borrowings at terms and conditions similar to those applied to earlier transactions.

Debtors of the Group may be adversely affected by the financial and economic environment, which could in turn impact their ability to repay the amounts owed. Deteriorating economic conditions for customers may also have an impact on management’s cash flow forecasts and assessment of the impairment of financial and non-financial assets. To the extent that information is available, management has properly reflected revised estimates of expected future cash flows in its impairment assessments.

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

2.	Operating environment of the Group (Continued)

Management is unable to reliably determine the effects on the Group’s future financial position of any further deterioration in the liquidity of the financial markets and the increased volatility in the currency and equity markets. Management believes it is taking all the necessary measures to support the sustainability and development of the Group’s business in the current circumstances.

3.	Summary of significant accounting policies

Basis of preparation

These consolidated financial statements have been prepared in accordance with International Financial Reporting Standards (“IFRS”) issued by the International Accounting Standards Board including International Accounting Standards (“IAS”) issued by the International Accounting Standards Committee and Interpretations issued by the Standing Interpretations Committee and International Financial Reporting Interpretations Committee. These policies have been consistently applied to all the periods presented, unless otherwise stated. See Note 5, Adoption of New or Revised Standards and Interpretations.

Going concern

The accompanying financial statements have been prepared on the basis that the Group will continue as a going concern, whereby the realization of assets and the settlement of liabilities takes place in the regular course of business. These financial statements do not contain any adjustments that could have been required, if the Group were not able to continue as a going concern.

The principal accounting policies applied in the preparation of these consolidated financial statements are set out below. These policies have been consistently applied to all the periods presented herein, unless otherwise stated.

Consolidated financial statements. Subsidiaries are those companies and other entities (including special purpose entities) in which the Group directly or indirectly has an interest of more than one half of the voting rights or otherwise has power to govern the financial and operating policies so as to obtain economic benefits. The existence and effect of potential voting rights that are presently exercisable or presently convertible are considered when assessing whether the Group controls another entity. Subsidiaries are consolidated from the date on which control is transferred to the Group (acquisition date) and are removed from the consolidation from the date that control ceases.

The Group holds 0% of voting rights in Nowdo Ltd., a fully consolidated subsidiary. Nowdo Ltd has been recognised as a Special Purpose Entity (SPE) due to a number of indications for such recognition including conducting activities on behalf of the Group and in accordance with its needs and obtaining finance for the Group.

The purchase method of accounting is used to account for the acquisition of subsidiaries. The cost of an acquisition is measured at the fair value of the assets given up, equity instruments issued and liabilities incurred or assumed at the date of exchange, plus costs directly attributable to the acquisition. If the combination of businesses takes place as a result of one transaction, then the transfer date shall be the acquisition date. If the combination of businesses takes place gradually by a sequential purchase of shares, the date of transfer shall be the date of purchase of each equity interest.

The excess of the cost of acquisition over the fair value of the net assets of the acquiree at each exchange transaction represents goodwill. The excess of the acquirer’s interest in the net fair value of the identifiable assets, liabilities and contingent liabilities acquired over cost (“negative goodwill”) is recognised immediately in consolidated income statement.

Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured at their fair values at the acquisition date, irrespective of the extent of any minority interest, except for contingent income tax liabilities, which are measured in accordance with IAS 12, Income Taxes.

Inter-company transactions, balances and unrealized gains on transactions between the Group companies are eliminated. Unrealized losses are also eliminated unless the value of assets transferred can be recovered. The Company and all its subsidiaries use uniform accounting policies, consistent with the Group’s policies.

Financial instruments – key measurement terms. Depending on their classification, financial instruments are carried at fair value or amortised cost as described below.

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

3.	Summary of significant accounting policies (Continued)

Fair value is the amount for which an asset could be exchanged, or a liability settled, between knowledgeable, willing parties in an arm’s length transaction. Fair value is the current bid price for financial assets and current asking price for financial liabilities which are quoted in an active market. For assets and liabilities with offsetting market risks, the Group may use mid-market prices as a basis for establishing fair values for the offsetting risk positions and apply the bid or asking price to the net open position as appropriate. A financial instrument is regarded as quoted in an active market if quoted prices are readily and regularly available from an exchange or other institution and those prices represent actual and regularly occurring market transactions on an arm’s length basis.

Valuation techniques such as discounted cash flows models or models based on recent arm’s length transactions or consideration of financial data of the investees are used to fair value certain financial instruments for which external market pricing information is not available. Valuation techniques may require assumptions not supported by observable market data. Disclosures are made in these financial statements if changing any such assumptions to a reasonably possible alternative would result in significantly different profit, income, total assets or total liabilities.

Transaction costs are incremental costs that are directly attributable to the acquisition, issue or disposal of a financial instrument. An incremental cost is one that would not have been incurred if the transaction had not taken place. Transaction costs include fees and commissions paid to agents (including employees acting as selling agents), advisers, brokers and dealers, levies by regulatory agencies and securities exchanges, and transfer taxes and duties. Transaction costs do not include debt premiums or discounts, financing costs or internal administrative or holding costs. Amortised cost is the amount at which the financial instrument was recognised at initial recognition less any principal repayments, plus accrued interest, and for financial assets less any write-down for incurred impairment losses. Accrued interest includes amortisation of transaction costs deferred at initial recognition and of any premium or discount to maturity amount using the effective interest method. Accrued interest income and accrued interest expense, including both accrued coupon and amortised discount or premium (including fees deferred at origination, if any), are not presented separately and are included in the carrying values of related consolidated balance sheet items.

The effective interest method is a method of allocating interest income or interest expense over the relevant period so as to achieve a constant periodic rate of interest (effective interest rate) on the carrying amount. The effective interest rate is the rate that exactly discounts estimated future cash payments or receipts (excluding future credit losses) through the expected life of the financial instrument or a shorter period, if appropriate, to the net carrying amount of the financial instrument. The effective interest rate discounts cash flows of variable interest instruments to the next interest repricing date except for the premium or discount which reflects the credit spread over the floating rate specified in the instrument, or other variables that are not reset to market rates. Such premiums or discounts are amortised over the whole expected life of the instrument. The present value calculation includes all fees paid or received between parties to the contract that are an integral part of the effective interest rate (refer to income and expense recognition policy).

Classification of financial assets. The Group classifies its financial assets into the following measurement categories: loans and receivables and available-for-sale investments.

Loans and receivables are unquoted non-derivative financial assets with fixed or determinable payments other than those that the Group intends to sell in the near term.

All other financial assets are included in the available-for-sale category.

Classification of financial liabilities. The Group classifies its financial liabilities into the following measurement categories: (a) borrowings and payables and (b) other financial liabilities, all of which are carried at amortised cost.

Initial recognition of financial instruments. Borrowings, payables and other liabilities are initially recorded at fair value plus transaction costs. Fair value at initial recognition is best evidenced by the transaction price. A gain or loss on initial recognition is only recorded if there is a difference between fair value and transaction price which can be evidenced by other observable current market transactions in the same instrument or by a valuation technique whose inputs include only data from observable markets.

All purchases and sales of financial assets that require delivery within the time frame established by regulation or market convention (“regular way” purchases and sales) are recorded at trade date, which is the date that the Group commits to deliver a financial asset. All other purchases and sales are recognised on the settlement date with the change in value between the commitment date and settlement date not recognised for assets carried at cost or amortised cost and recognised in equity for assets classified as available for sale

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

3.	Summary of significant accounting policies (Continued)

Derecognition of financial assets. The Group derecognises financial assets when (a) the assets are redeemed or the rights to cash flows from the assets otherwise expired or (b) the Group has transferred the rights to the cash flows from the financial assets or entered into a qualifying pass-through arrangement while (i) also transferring substantially all the risks and rewards of ownership of the assets or (ii) neither transferring nor retaining substantially all risks and rewards of ownership but not retaining control. Control is retained if the counterparty does not have the practical ability to sell the asset in its entirety to an unrelated third party without needing to impose additional restrictions on the sale.

Available for sale investments. Available for sale investments are carried at fair value. Interest income on available-for-sale debt securities is calculated using the effective interest method and recognised in the consolidated income statement. Dividends on available-for-sale equity instruments are recognised in profit or loss when the Group’s right to receive payment is established and inflow of benefits is probable. All other elements of changes in the fair value are deferred in equity until the investment is derecognised or impaired at which time the cumulative gain or loss is removed from equity to profit or loss.

Impairment losses are recognised in income statement when incurred as a result of one or more events (“loss events”) that occurred after the initial recognition of available-for-sale investments. A significant or prolonged decline in the fair value of an equity security below its cost is an indicator that it is impaired. The cumulative impairment loss – measured as the difference between the acquisition cost and the current fair value, less any impairment loss on that asset previously recognised in profit or loss – is removed from equity and recognised in profit or loss. Impairment losses on equity instruments are not reversed through profit or loss. If, in a subsequent period, the fair value of a debt instrument classified as available for sale increases and the increase can be objectively related to an event occurring after the impairment loss was recognised in consolidated income statements, the impairment loss is reversed through current period’s consolidated income statement.

Loans given and receivables. Loans given and receivables represent non-derivative financial assets with fixed or determinable payments unquoted in the market. They are included in current assets, except for maturities greater than 12 months after the balance sheet date. These are classified as non-current assets. The Group’s loans and receivables comprise ‘trade and other receivables’ and cash and cash equivalents in the balance sheet.

Loans given and receivables are carried at amortized cost which approsimates to the amount of the invoice issued less impairment provision. Long-term accounts receivable are recognised initially at fair value and subsequently measured at amortised cost using the effective interest method less provision for impairment. Interest income is recognized using the effective interest method. For short-term accounts receivable the recognition of interest is not material.

Property, plant and equipment. Property, plant and equipment are stated at cost less accumulated depreciation and provision for impairment, where required. Due to the business combination property, plant and equipment have been recognized at fair value on the date of acquisition and consequently that fair value is considered as deemed cost for the Group. Valuation was carried out by independent appraisors on July 9, 2008. Combination of sales comparison approach and replacement methods were applied for estimation of the fair value of the assets. Market value is assumed the best approximation if it could be estimated reliably. Sales comparison approach has been used for the assets that are actively traded (certain equipment, land, vehicles). Income approach was used to check whether economic impairment has taken place.

Costs of minor repairs and maintenance are expensed when incurred. Costs of replacing major parts or components of property, plant and equipment items are capitalised and the replaced part is retired.

At each reporting date management assesses whether there is any indication of impairment of property, plant and equipment. If any such indication exists, management estimates the recoverable amount, which is determined as the higher of an asset’s fair value less costs to sell and its value in use. The carrying amount is reduced to the recoverable amount and the impairment loss is recognised in the consolidated income statement. An impairment loss recognised for an asset in prior years is reversed if there has been a change in the estimates used to determine the asset’s value in use or fair value less costs to sell.

Gains or losses on disposal of an asset shall be determined as the difference between the proceeds and the carrying amount of the asset and are recognised in the consolidated income statement.

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

3.	Summary of significant accounting policies (Continued)

Depreciation. Land and construction in progress are not depreciated. Depreciation of other assets is calculated using the straight-line method by writing-off evenly their historical cost, less residual value, over their useful lives, namely:

Useful life in years
Buildings and facilities	8-45
Machinery and equipment	2-25
Motor vehicles	2-12
Other	2-16

If an asset includes several components having different useful lives, these components are recorded as separate assets.

The residual value of an asset is the estimated amount that the Group would currently obtain from disposal of the asset less the estimated costs of disposal, if the asset were already of the age and in the condition expected at the end of its useful life. The residual value of an asset is nil if the Group expects to use the asset until the end of its physical life. The assets’ residual values and useful lives are reviewed, and adjusted if appropriate, at each balance sheet date.

Incomplete capital expenditures are represented by assets under acquisition or construction and recorded at actual cost. The cost includes cost of purchased assets, construction assets and other direct expenses. Incomplete capital expenditures are not depreciated until completion of acquisition (construction) and adjusting the asset to the condition suitable for operation.

Operating leases. Where the Group is a lessee in a lease which does not transfer substantially all the risks and rewards incidental to ownership from the lessor to the Group, the total lease payments are charged to income statement on a straight-line basis over the period of the lease. The lease term is the non-cancellable period for which the lessee has contracted to lease the asset together with any further terms for which the lessee has the option to continue to lease the asset, with or without further payment, when at the inception of the lease it is reasonably certain that the lessee will exercise the option.

Goodwill. Goodwill represents the excess of the cost of an acquisition over the fair value of the acquirer’s share of the net identifiable assets of the acquired subsidiary or associate. Goodwill on acquisition of subsidiaries is presented separately in the consolidated balance sheet. Goodwill is carried at cost less accumulated impairment losses, if any.

The Group tests goodwill for impairment at least annually and whenever there are indications that goodwill may be impaired. Goodwill is allocated to the cash-generating units (groups of assets generating cash) or groups of cash-generating units that are expected to benefit from the synergies of the business combination. Such units or groups of units represent the lowest level at which the Group monitors goodwill and are not larger than a segment. Gains or losses on disposal of an operation within a cash generating unit to which goodwill has been allocated include the carrying amount of goodwill associated with the operation disposed of, generally measured on the basis of the relative values of the operation disposed of and the portion of the cash-generating unit which is retained.

Other Intangible assets. The Group’s intangible assets comprise trademarks, computer software and licenses. Some trademarks have indefinite useful lives.

In connection with business combination (Note 27) intangibles of the acquired companies were revalued and recognized at fair value and subsequently accounted for at historical cost. Revaluation of the assets has been performed by independent certified appraisors using an Income Approach – Relief from Royalty Method – for trademarks, core technology and patents. For valuation of licenses and software cost approach has been used based on costs necessary for replacing or reproducing an asset in its existing state. Trademarks are allocated by segments: vodka (Economy, Middle class, Subpremium, Premium) and low-alcohol products. Other acquired trademarks had no value and are not being used by the Group.

Management determined two key trademarks – “Green Mark” (in the market since 2003) and “Zhuravli” (in the market since 2006) as having indefinite useful lives. The group decision to account for these trademarks as intangibles with indefinite useful lives was driven by the following factors: (I) Those two trademarks are well-known in Russia and the Group intends to continue production under those trademarks and their further promotion; (ii) the trademarks are strategic and sales of products under those trademarks comprise 80% of the Group revenue; (iii) the Group intends to continue to support the development of these brands by various marketing activities. Accordingly, the Group does not amortise those trademarks, but tests for impairment at each reporting date or more frequently, if there are indications of impairment.

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

3.	Summary of significant accounting policies (Continued)

Useful lives of the other trademarks were determined based on the operating environment and management’s plans to develop and promote those trademarks. The useful life of licenses is the period of their validity, useful life of software corresponds to its economic feasibility.

Development costs that are directly associated with identifiable and unique software controlled by the Group are recorded as intangible assets if an inflow of incremental economic benefits exceeding costs is probable. Capitalised costs include staff costs of the software development team and an appropriate portion of relevant overheads. All other costs associated with computer software, e.g. its maintenance, are expensed when incurred.

The Group acquired recipies for producing certain types of vodka. Recipies are inseparable parts of the products and their values were taken into account in estimation of the fair value of corresponding trademarks.

Intangible assets, which are amortised, are subject to a straight-line amortization over their useful lives:

Useful lives in years
Trademarks	5-15
Licenses	3
Software	1-2

The Group investigates if there are indications of impairment at each reporting date or more frequently. If impaired, the carrying amount of intangible assets is written down to the higher of value in use and fair value less costs to sell.

Income tax. Income taxes have been provided for in the consolidated financial statements in accordance with legislation of the state, in which the Group companies are registered or operate at the rates that are enacted or substantively enacted by the balance sheet date. The income tax charge comprises current tax and deferred tax and is recognised in the consolidated income statement except if it is recognised directly in equity because it relates to transactions that are also recognised, in the same or a different period, directly in equity.

Current tax is the amount expected to be paid to or recovered from the taxation authorities in respect of taxable profits or losses for the current and prior periods. Taxes other than on income are recorded within operating costs.

Deferred income tax is provided using the balance sheet liability method for tax loss carry forwards and temporary differences arising between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. In accordance with the initial recognition exemption, deferred taxes are not recorded for temporary differences on initial recognition of an asset or a liability in a transaction other than a business combination if the transaction, when initially recorded, affects neither accounting nor taxable profit. Deferred tax liabilities are not recorded for temporary differences on initial recognition of goodwill and subsequently for goodwill which is not deductible for tax purposes. Deferred tax balances are measured at tax rates enacted or substantively enacted at the balance sheet date which are expected to apply to the period when the temporary differences will reverse or the tax loss carry forwards will be utilised. Deferred tax assets and liabilities are netted only within the individual companies of the Group. Deferred tax assets for deductible temporary differences and tax loss carry forwards are recorded only to the extent that it is probable that future taxable profit will be available against which the deductions can be utilised.

Uncertain tax position. The Group’s uncertain tax positions are reassessed by management at every balance sheet date. Liabilities are recorded for income tax positions that are determined by management as more likely than not to result in additional taxes being levied if the positions were to be challenged by the tax authorities. The assessment is based on the interpretation of tax laws that have been enacted or substantively enacted by the balance sheet date and any known court or other rulings on such issues. Liabilities for penalties, interest and taxes other than on income are recognised based on management’s best estimate of the expenditure required to settle the obligations at the balance sheet date.

Inventories. Inventories include raw and other materials, work in progress, finished goods, goods for resale. Inventories are recorded at the lower of cost and net realisable value. Cost of inventory is determined on the weighted average basis. The cost of finished goods and work in progress comprises raw material, direct labour, other direct costs and related production overheads (based on normal operating capacity) but excludes borrowing costs. Net realisable value is the estimated selling price in the ordinary course of business, less the cost of completion and selling expenses.

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

3.	Summary of significant accounting policies (Continued)

Trade and other receivables. Trade and other receivables are carried at amortised cost using the effective interest method. A provision for impairment of receivables is established when there is objective evidence that the Group will not be able to collect all amounts due according to the original terms of the receivables. The amount of the provision is the difference between the asset’s carrying amount and the present value of estimated future cash flows, discounted at the original effective interest rate. The change in the provision is recognised in the consolidated income statement. The primary factors that the Group considers in determining whether a financial asset is impaired are its overdue status and realisability of related collateral, if any. The following other principal criteria are also used to determine whether there is objective evidence that an impairment loss has occurred.

•	any portion or instalment is overdue and the late payment cannot be attributed to a delay caused by the settlement systems;

•	the counterparty experiences a significant financial difficulty as evidenced by its financial information that the Group obtains;

•	the counterparty considers bankruptcy or a financial reorganisation;

•	there is adverse change in the payment status of the counterparty as a result of changes in the national or local economic conditions that impact the counterparty; or

•	the value of collateral, if any, significantly decreases as a result of deteriorating market conditions.

The Group assesses receivables from its major customers for impairment on a case by case basis at each reporting date. For other customers an overall assessment approach is adopted taking account of receivables aging and of any increase or reduction in risks associated with the changes in overall economic conditions prevailing in Russia.

If the terms of an impaired financial asset held at amortised cost are renegotiated or otherwise modified because of financial difficulties of the counterparty, impairment is measured using the original effective interest rate before the modification of terms.

Impairment losses are always recognised through an allowance account to write down the asset’s carrying amount to the present value of expected cash flows (which exclude future credit losses that have not been incurred) discounted at the original effective interest rate of the asset. The calculation of the present value of the estimated future cash flows of a collateralised financial asset reflects the cash flows that may result from foreclosure less costs for obtaining and selling the collateral, whether or not foreclosure is probable.

If, in a subsequent period, the amount of the impairment loss decreases and the decrease can be related objectively to an event occurring after the impairment was recognised (such as an improvement in the debtor’s credit rating), the previously recognised impairment loss is reversed by adjusting the allowance account through profit or loss.

Uncollectible assets are written off against the related impairment loss provision after all the necessary procedures to recover the asset have been completed and the amount of the loss has been determined. Subsequent recoveries, which is cash receipts, of amounts previously written off are credited to impairment loss account in the income statement.

Prepayments. Prepayments are carried at cost less provision for impairment. A prepayment is classified as non-current when the goods or services relating to the prepayment are expected to be obtained after one year, or when the prepayment relates to an asset which will itself be classified as non-current upon initial recognition. Prepayments to acquire assets are transferred to the carrying amount of the asset once the Group has obtained control of the asset and it is probable that future economic benefits associated with the asset will flow to the Group. Other prepayments are written off to profit or loss when the goods or services relating to the prepayments are received. If there is an indication that the assets, goods or services relating to a prepayment will not be received, the carrying value of the prepayment is written down accordingly and a corresponding impairment loss is recognised in profit and loss.

Cash and cash equivalents. Cash and cash equivalents include cash in hand, deposits held at call with banks, and other short-term highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at amortised cost using the effective interest method.

Share capital. Ordinary shares are classified as equity. Incremental costs directly attributable to the issue of new shares are shown in equity as a deduction, net of tax, from the proceeds. Any excess of the fair value of consideration received over the par value of shares issued is presented in the notes as a share premium.

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

3.	Summary of significant accounting policies (Continued)

Dividends. Dividends are recognised as a liability and deducted from equity at the balance sheet date only if they are declared on or before the balance sheet date. Dividends are disclosed when they are proposed before the balance sheet date or proposed or declared after the balance sheet date but before the consolidated financial statements are authorised for issue.

Value added tax. Output value added tax related to sales is payable to tax authorities on the earlier of (a) collection of receivables from customers or (b) delivery of goods or services to customers. Input VAT is generally recoverable against output VAT upon receipt of the VAT invoice. The tax authorities permit the settlement of VAT on a net basis. VAT related to sales and purchases is recognised in the balance sheet on a gross basis and disclosed separately as an asset and liability. Where provision has been made for impairment of receivables impairment loss is recorded for the gross amount of the debtor including VAT.

Borrowings. Borrowings are carried at amortised cost using the effective interest method. Interest costs on borrowing to finance construction of property, plant and equipment are recognized as an expense on a time proportion basis using the effective interest method. The Group does not capitalise borrowing costs.

Trade and other accounts payable. Trade payables are accrued when the counterparty performs its obligations under the contract and are carried at amortised cost using the effective interest method

Provisions for liabilities and charges. Provisions are recognised when the Group has a present legal or constructive obligation as a result of past events, and it is probable that an outflow of resources will be required to settle the obligation, and a reliable estimate of the amount can be made. Where there are a number of similar obligations, the likelihood that an outflow will be required in settlement is determined by considering the class of obligations as a whole. A provision is recognised even if the likelihood of an outflow with respect to any one item included in the same class of obligations may be small.

Where the Group expects a provision to be reimbursed, for example under an insurance contract, the reimbursement is recognised as a separate asset but only when the reimbursement is virtually certain.

When a business combination agreement provides for an adjustment to the cost of the combination contingent on future events, the Group includes the amount of that adjustment in the cost of the combination at the acquisition date if, at the time of the acquisition, the adjustment is probable and can be measured reliably. Where adjustments only subsequently become probable and can be measured reliably, the additional consideration is treated as an adjustment to the cost of the combination. If the future events do not occur or the estimate needs to be revised, the cost of the business combination is adjusted accordingly.

Financial guarantees. Financial guarantees are contracts that require the company to make specified payments to reimburse the holder of the guarantee for a loss it incurs because a specified debtor fails to make payment when due in accordance with the terms of a debt instrument. Financial guarantees are initially recognised at their fair value, which is normally evidenced by the amount of fees received. This amount is amortised on a straight line basis over the life of the guarantee. At each balance sheet date, the guarantees are measured at the higher of (i) the unamortised balance of the amount at initial recognition and (ii) the best estimate of expenditure required to settle the commitment at the balance sheet date.

Foreign currency translation. At 31 December 2008, the official rate of exchange, as determined by the Central Bank of the Russian Federation, was US dollar (USD) 1=RR 29.3804. The official Euro to RR exchange rate at 31 December 2008, as determined by the Central Bank of the Russian Federation, was Euro (EUR) 1=RR 41.4411. Exchange restrictions and currency controls exist relating to converting the RR into other currencies. The RR is not freely convertible in most countries outside of the Russian Federation.

The functional currency of each of the Group’s consolidated entities is the currency of the primary economic environment in which the entity operates, which is the Russian Federation. The Company’s functional currency is Russian Roubles and the Group’s presentation currency is the United States Dollar. Such a decision was adopted by the Group since the initial investment (purchase) was executed in USD, so it will provide financial statements users with more relevant information.

Monetary assets and liabilities are translated into the Group’s functional currency at the official exchange rate of the Central Bank of the Russian Federation (CBRF) at the respective balance sheet dates. Foreign exchange gains and losses resulting from the settlement of the transactions and from the translation of monetary assets and liabilities into each entity’s functional currency at year-end official exchange rates of the CBRF are recognised in profit or loss.

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

3.	Summary of significant accounting policies (Continued)

Translation at year-end rates does not apply to non-monetary items that are measured at historical cost. Effects of exchange rate changes on non-monetary items measured at fair value in a foreign currency are recorded as part of the fair value gain or loss.

Translation from functional into presentation currency. The results and financial position of each group entity (the functional currency of none of which is a currency of a hyperinflationary economy) are translated into the presentation currency as follows:

(i) assets and liabilities for each balance sheet presented are translated at the closing rate at the date of that balance sheet;

(ii) income and expenses for each income statement are translated at average exchange rates (unless this average is not a reasonable approximation of the cumulative effect of the rates prevailing on the transaction dates, in which case income and expenses are translated at the dates of the transactions);

(iii) all resulting exchange differences are recognised as a separate component of equity, currency translation adjustment.

Goodwill and fair value adjustments arising on the acquisition of a foreign entity are treated as assets and liabilities of the foreign entity and translated at the closing rate. When a subsidiary is disposed of through sale, liquidation, repayment of share capital or abandonment of all, or part of, that entity, the related part of the exchange differences deferred in equity is reclassified to profit or loss.

At 31 December 2008 the rate of exchange used for translating foreign currency balances was USD 1 = RR 29.3804 From 9 July 2008 through 31 December 2008 the average rate of exchange used for translating income and expenses was USD 1 = RR 25.7567.

Revenue recognition. Revenues from sales of goods are recognised at the point of transfer of risks and rewards of ownership of the goods. If the Group agrees to transport goods to a specified location revenue is recognised when the goods are passed to the customer at the destination point.

Sales of services are recognised in the accounting period in which the services are rendered, by reference to stage of completion of the specific transaction assessed on the basis of the actual service provided as a proportion of the total services to be provided.

Revenues are recognised net of value added tax, excise and discounts.

Revenues are measured at the fair value of the consideration received or receivable. When the fair value of products received in a barter transaction cannot be measured reliably, the revenue is measured at the fair value of the products or service given up.

Interest income is recognised on a time-proportion basis using the effective interest method.

Employee benefits. Wages, salaries, contributions to the Russian Federation state pension and social insurance funds, paid annual leave and sick leave, bonuses, termination benefits, and non-monetary benefits (such as health services and kinder garden services) are accrued in the year in which the associated services are rendered by the employees of the Group. No discretionary pensions and other post-employment benefits are provided by the Group.

Offsetting. Financial assets and liabilities are offset and net amount is recorded in the balance sheet only when there is a legally enforceable right to offset the recognized amounts, and there is intention to either settle on a net basis, or to realise the asset and settle the liability simultaneously.

Segment reporting. The Group does not prepare segment reporting as equity and debt securities of the Group entities are not quoted and the Group entities do not issue equity or debt securities in open securities markets.

4.	Critical accounting estimates and judgements in applying accounting policies

The Group makes estimates and assumptions that affect the amounts recognised in the financial statements and the carrying amounts of assets and liabilities within the next financial year. Estimates and judgements are continually evaluated and are based on management’s experience and other factors including expectations of future events that

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

are believed to be reasonable under the circumstances. Management also makes certain judgements apart from those involving estimations in the process of applying the accounting policies. Judgements which have the most significant effect on the amounts recognised in the consolidated financial statements and estimates which can cause a significant adjustment to the carrying amount of assets and liabilities within the next financial year, include:

a) Estimated goodwill impairment. The Group tests goodwill for impairment at least annually. The recoverable amounts of cash-generating units (CGUs) have been determined based on value-in-use calculations. The recoverable amount was determined based on pre-tax discounted cash flows. These calculations use cash flow projections of business units of the Group based on actual information according to the IFRS financial statements and management accounts of the Group’s companies for 2006-2008 and financial budget for 2009 as well as assumptions approved by the Company’s management. Available macroeconomic and industry information from open sources was also used for the purposes of the above work.

Financial budgets were prepared in nominal Russian roubles as the Group’s significant income and expenses are denominated in roubles.

The forecasting period assumed is from 2009 to 2013 (inclusive) (hereinafter “Forecasting period”.) It is assumed that by the end of 2013 the Group’s cash flows will stabilise. The post forecasting period starts from 2014. Growth in cash flows in the post forecasting period is 3.5% and is consistent with the expected long-term level of inflation based on the Russian Ministry of Economic Development forecast of the financial results based on the assumption that the Group will continue its operations retaining its preliminary specialisation and new activities will not be introduced.

Cash flows beyond the five-year period are extrapolated using the estimated growth rates. The growth rates used do not exceed the long-term average growth rate for the business sector of the economy as set out by official forecasts in which the CGU operates.

Assumptions used for value-in-use calculations to which the recoverable amount is most sensitive include:

forecasting production and sales volumes;

price forecast;

forecast of production cost and other expenses;

forecasting capital expenditures and depreciation;

forecast of working capital.

b) Special Purpose Entities (SPEs). Judgement is required to determine whether the substance of the relationship between the Group and a special purpose entity indicates that the special purpose entity is controlled by the Group.

The group does not consolidate SPEs that it does not control. As it can sometimes difficult to determine whether the Group does control an SPE, management makes judgements on its exposure to the risks and rewards, as well as about its ability to make or predetermine operation al decisions for the SPE in question. In many instances, elements are present that, considered in isolation, indicate control or lack of control over an SPE, but considered together make it difficult to reach a clear conclusion. In cases where more arguments are in place towards existence of control, the SPE is consolidated.

The Group has consolidated Nowdo, a SPE created primarily to obtain and provide financing for the Group to facilitate the funding of the acquisition of the Russian Alcohol Group of companies. Although the Group has no equity investment in the SPE, the activities of the SPE are being conducted on behalf of the Group according to its specific business needs so that the Group obtains benefits from its operation.

c) Tax legislation. Russian tax, currency and customs legislation is subject to varying interpretations (See Note 26).

d) Deferred income tax asset recognition. The net deferred tax asset represents income taxes recoverable through future revenues and is recorded on the consolidated balance sheet. Deferred income tax assets are recorded to the extent that realisation of the related tax benefit is probable. The future taxable profits and the amount of tax benefits that are probable in the future are based on medium term business plan prepared by management and extrapolated results thereafter. The business plan is based on management expectations that are believed to be reasonable under the circumstances. Key assumptions used for business plan are:

•	continued growth in the sales of the Group’s core brands,

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

4.	Critical accounting estimates and judgements in applying accounting policies (Continued)

•	no significant or step changes in rules and methods of collection of taxes in Russian Federation,

•	ability to “pass through” normal inflationary cost increase,

•	no significant changes in the way that the Group does business, and distributes its products.

e) Initial recognition of related party transactions. In the normal course of business the Group enters into transactions with its related parties. IAS 39 requires initial recognition of financial instruments based on their fair values. Judgement is applied to determine whether transactions are priced at market or non-market interest rates, where there is no active market for such transactions. The basis for judgement is pricing for similar types of transactions with unrelated parties and effective interest rate analyses.

f) Valuation assets for the purpose of the business combination. For the business combination that took place on July 09, 2008 the Group engaged professional evaluators/appraisers in order to determine fair value of property, plant and equipment and intangible assets.

g) Valuation of property, plant and equipment. Valuation has been performed using cost and markets approaches. Income approach has been used to assess economic impairment of the assets.

Due to the fact, that majority of the Group’s property, plant and equipment and construction – in – progress consist of specialized assets which are not actively traded in the market, mainly cost approach has been used. For the objects presented in active markets market approach has been applied (some equipment, vehicles and land).

h) Discounted cash flow approach. Management has reviewed the appraisers’ assumptions underlying discounted cash flow models used in the valuation, and confirmed that factors such as the discount rate applied have been appropriately determined considering the market conditions at the balance sheet date

The principal assumptions made and the impact on the aggregate valuations of reasonably possible changes in these assumptions, with all other variables held constant, are as follows:

•	forecast period used from 2009 up to 2013;

•	commercial and marketing costs include advertising, marketing logistics and other selling expenses and assumed to take 20.6% of sales based on historical data of 2007-first quarter 2008;

•	other operating costs assumed to take 2.5% of sales based on historical data of 2007-first quarter 2008;

•	administrative expenses based on historical data of 2007-first quarter 2008 and predicted for certain types of expenses;

•	operating rate of return is assumed to increase from 19.3% for second half of 2008 up to 20.3% in 2013;

•	The discount rate was assumed to be 16.4% for 2009 – 2013;

•	The growth rate of production was assumed to be 3.5%.

i) Assumptions to determine provisions. The Group accrued provisions for contingent consideration under contract conditions for purchase of control over the Group’s companies by Pasalba LTD (see Note 26).

Tax provisions are accrued based on estimates of the probability of an event, existing practice of tax litigations and legislation related to penalties and interest.

j) Useful lives of property, plant and equipment. Useful lives were determined based on technical characteristics of assets and technological nature of their utilisation. Changes in the production technology and other factors could have an impact on the length of use of the Group’s assets.

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

4.	Critical accounting estimates and judgements in applying accounting policies (Continued)

k) Inventory obsolescence. The Group operates in the fast moving consumer goods sector. Stock holding policies are maintained and enforced to minimise the risk of obsolescence. Where obsolescence arises this is normally the result of management decisions to discontinue or update particular stock keeping units (SKUs). In this case the transition is planned so as to minimise obsolete materials and/or finished goods, and any obsolete stock remaining is written down to net realisable value

l) Growth rates and discount rates used in PP&E and goodwill impairment calculations. Calculation of recoverable amount was made at 16.5% for forecasting period and 3.5% for terminal value. Sensitivity analysis performed shows that an increase in discount rate by 1% causes drop below the base value of value in use amount up to 14.3% for cash generating unit 1 (vodka) and 16.6% for cash generating unit 2 (low alcohol beverages) and decrease in discount rate by 1% results in increase of value in use by 15.3% for cash generating unit 1 (vodka) and correspondingly for cash generating unit 2 (low alcohol beverages) 17.3%.

5.	Adoption of new or revised standards and interpretations

The following interpretations of the issued standards are mandatory for accounting periods beginning from 1 January 2008. These interpretations did not have significant effect on the Group’s consolidated financial statements.

•	IFRIC 11, IFRS 2—Group and Treasury Share Transactions (effective for annual periods beginning on or after 1 March 2007);

•	IFRIC 12, Service Concession Arrangements (effective for annual periods beginning on or after 1 January 2008); and

•	IFRIC 14, IAS 19—The Limit on a Defined Benefit Asset, Minimum Funding Requirements and their Interaction (effective for annual periods beginning on or after 1 January 2008).

Certain new standards and interpretations have been published that are mandatory for the Group’s accounting periods beginning on or after 1 January 2009 or later periods and which the Group has not early adopted:

IFRS 8, Operating Segments (effective for annual periods beginning on or after 1 January 2009). The standard applies to entities whose debt or equity instruments are traded in a public market or that file, or are in the process of filing, their financial statements with a regulatory organisation for the purpose of issuing any class of instruments in a public market. IFRS 8 requires an entity to report financial and descriptive information about its operating segments, with segment information presented on a similar basis to that used for internal reporting purposes. The Group does not expect the standard to affect its financial statements.

Puttable Financial Instruments and Obligations Arising on Liquidation—IAS 32 and IAS 1 Amendment (effective for annual periods beginning on or after 1 January 2009). The amendment requires classification as equity of some financial instruments that meet the definition of financial liabilities. The Group does not expect the amendment to affect its financial statements.

IAS 23, Borrowing Costs (revised March 2007; effective for annual periods beginning on or after 1 January 2009). The main change to IAS 23 is the removal of the option of immediately recognising as an expense borrowing costs that relate to assets that take a substantial period of time to get ready for use or sale. An entity is, therefore, required to capitalise such borrowing costs as part of the cost of the asset. The revised standard applies prospectively to borrowing costs relating to qualifying assets for which the commencement date for capitalisation is on or after 1 January 2009. The Group’s is currently assessing the impact of the amended standard on its financial statements.

IAS 1, Presentation of Financial Statements (revised September 2007; effective for annual periods beginning on or after 1 January 2009). The main change in IAS 1 is the replacement of the income statement by a statement of comprehensive income which will also include all non-owner changes in equity, such as the revaluation of available-for-sale financial assets. Alternatively, entities will be allowed to present two statements: a separate income statement and a statement of comprehensive income. The revised IAS 1 also introduces a requirement to present a statement of financial position (balance sheet) at the beginning of the earliest comparative period whenever the entity restates comparatives due to reclassifications, changes in accounting policies, or corrections of errors. The Group expects the revised IAS 1 to affect the presentation of its financial statements but to have no impact on the recognition or measurement of specific transactions and balances.

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

5.	Adoption of new or revised standards and interpretations (Continued)

IAS 27, Consolidated and Separate Financial Statements (revised January 2008; effective for annual periods beginning on or after 1 July 2009). The revised IAS 27 will require an entity to attribute total comprehensive income to the owners of the parent and to the non-controlling interests (previously “minority interests”) even if this results in the non-controlling interests having a deficit balance (the current standard requires the excess losses to be allocated to the owners of the parent in most cases). The revised standard specifies that changes in a parent’s ownership interest in a subsidiary that do not result in the loss of control must be accounted for as equity transactions. It also specifies how an entity should measure any gain or loss arising on the loss of control of a subsidiary. At the date when control is lost, any investment retained in the former subsidiary will have to be measured at its fair value. The Group is currently assessing the impact of the amended standard on its financial statements.

Vesting Conditions and Cancellations—Amendment to IFRS 2, Share-based Payment (issued in January 2008; effective for annual periods beginning on or after 1 January 2009). The amendment clarifies that only service conditions and performance conditions are vesting conditions. Other features of a share-based payment are not vesting conditions. The amendment specifies that all cancellations, whether by the entity or by other parties, should receive the same accounting treatment. The Group does not expect the amendment to have a material effect on its financial statements.

IFRS 3, Business Combinations (revised January 2008; effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 1 July 2009). The revised IFRS 3 will allow entities to choose to measure non-controlling interests using the existing IFRS 3 method (proportionate share of the acquiree’s identifiable net assets) or at fair value. The revised IFRS 3 is more detailed in providing guidance on the application of the purchase method to business combinations. The requirement to measure at fair value every asset and liability at each step in a step acquisition for the purposes of calculating a portion of goodwill has been removed. Instead, in a business combination achieved in stages, the acquirer will have to remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognise the resulting gain or loss, if any, in profit or loss. Acquisition-related costs will be accounted for separately from the business combination and therefore recognised as expenses rather than included in goodwill. An acquirer will have to recognise at the acquisition date a liability for any contingent purchase consideration. Changes in the value of that liability after the acquisition date will be recognised in accordance with other applicable IFRSs, as appropriate, rather than by adjusting goodwill. The revised IFRS 3 brings into its scope business combinations involving only mutual entities and business combinations achieved by contract alone. Any business combinations after 1 July 2009 will be accounted for under new standard.

IFRIC 13, Customer Loyalty Programmes (effective for annual periods beginning on or after 1 July 2008). IFRIC 13 clarifies that where goods or services are sold together with a customer loyalty incentive (for example, loyalty points or free products), the arrangement is a multiple-element arrangement and the consideration receivable from the customer is allocated between the components of the arrangement using fair values. IFRIC 13 is not relevant to the Group’s operations because no Group companies operate any loyalty programs.

IFRIC 15, Agreements for the Construction of Real Estate (effective for annual periods beginning on or after 1 January 2009). The interpretation applies to the accounting for revenue and associated expenses by entities that undertake the construction of real estate directly or through subcontractors, and provides guidance for determining whether agreements for the construction of real estate are within the scope of IAS 11 or IAS 18. It also provides criteria for determining when entities should recognise revenue on such transactions. The amendments will not have any impact on the Group’s consolidated financial statements.

IFRIC 16, Hedges of a Net Investment in a Foreign Operation (effective for annual periods beginning on or after 1 October 2008). The interpretation explains which currency risk exposures are eligible for hedge accounting and states that translation from the functional currency to the presentation currency does not create an exposure to which hedge accounting could be applied. The IFRIC allows the hedging instrument to be held by any entity or entities within a group except the foreign operation that itself is being hedged. The interpretation also clarifies how the gain or loss recycled from the currency translation reserve to profit or loss is calculated on disposal of the hedged foreign operation. Reporting entities will apply IAS 39 to discontinue hedge accounting prospectively when their hedges do not meet the criteria for hedge accounting in IFRIC 16. IFRIC 16 does not have any impact on these financial statements as the Group does not apply hedge accounting.

Cost of an Investment in a Subsidiary, Jointly Controlled Entity or Associate—IFRS 1 and IAS 27 Amendment (issued in May 2008; effective for annual periods beginning on or after 1 January 2009). The amendment allows first-time adopters of IFRS to measure investments in subsidiaries, jointly controlled entities or associates at fair value or at previous GAAP carrying value as deemed cost in the separate financial statements. The amendment also requires distributions from pre-acquisition net assets of investees to be recognised in profit or loss rather than as a recovery of the investment. The amendments will not have any impact on the Group’s consolidated financial statements.

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

5.	Adoption of new or revised standards and interpretations (Continued)

Eligible Hedged Items—Amendment to IAS 39, Financial Instruments: Recognition and Measurement (effective with retrospective application for annual periods beginning on or after 1 July 2009). The amendment clarifies how the principles that determine whether a hedged risk or portion of cash flows is eligible for designation should be applied in particular situations. The amendment is not expected to have any impact on the Group’s financial statements as the Group does not apply hedge accounting.

Improvements to International Financial Reporting Standards (issued in May 2008). In 2007, the International Accounting Standards Board decided to initiate an annual improvements project as a method of making necessary, but non-urgent, amendments to IFRS. The amendments consist of a mixture of substantive changes, clarifications, and changes in terminology in various standards. The substantive changes relate to the following areas: classification as held for sale under IFRS 5 in case of a loss of control over a subsidiary; possibility of presentation of financial instruments held for trading as non-current under IAS 1; accounting for sale of IAS 16 assets which were previously held for rental and classification of the related cash flows under IAS 7 as cash flows from operating activities; clarification of definition of a curtailment under IAS 19; accounting for below market interest rate government loans in accordance with IAS 20; making the definition of borrowing costs in IAS 23 consistent with the effective interest method; clarification of accounting for subsidiaries held for sale under IAS 27 and IFRS 5; reduction in the disclosure requirements relating to associates and joint ventures under IAS 28 and IAS 31; enhancement of disclosures required by IAS 36; clarification of accounting for advertising costs under IAS 38; amending the definition of the fair value through profit or loss category to be consistent with hedge accounting under IAS 39; introduction of accounting for investment properties under construction in accordance with IAS 40; and reduction in restrictions over manner of determining fair value of biological assets under IAS 41. Further amendments made to IAS 8, 10, 18, 20, 29, 34, 40, 41 and to IFRS 7 represent terminology or editorial changes only, which the IASB believes have no or minimal effect on accounting. The Group does not expect the amendments to have any material effect on its financial statements.

IFRIC 17, Distribution of Non-Cash Assets to Owners (effective for annual periods beginning on or after 1 July 2009). The amendment clarifies when and how distribution of non-cash assets as dividends to the owners should be recognised. An entity should measure a liability to distribute non-cash assets as a dividend to its owners at the fair value of the assets to be distributed. A gain or loss on disposal of the distributed non-cash assets will be recognised in profit or loss when the entity settles the dividend payable. IFRIC 17 is not relevant to the Group’s operations because it does not distribute non-cash assets to owners.

IFRS 1, First-time Adoption of International Financial Reporting Standards (following an amendment in December 2008, effective for the first IFRS financial statements for a period beginning on or after 1 July 2009). The revised IFRS 1 retains the substance of its previous version but within a changed structure in order to make it easier for the reader to understand and to better accommodate future changes. The Group concluded that the revised standard does not have any effect on its financial statements.

IFRIC 18, Transfers of Assets from Customers (effective for annual periods beginning on or after 1 July 2009). The interpretation clarifies the accounting for transfers of assets from customers, namely, the circumstances in which the definition of an asset is met; the recognition of the asset and the measurement of its cost on initial recognition; the identification of the separately identifiable services (one or more services in exchange for the transferred asset); the recognition of revenue, and the accounting for transfers of cash from customers. IFRIC 18 is not expected to have any impact on the Group’s financial statements.

Improving Disclosures about Financial Instruments—Amendment to IFRS 7, Financial Instruments: Disclosures (issued in March 2009; effective for annual periods beginning on or after 1 January 2009). The amendment requires enhanced disclosures about fair value measurements and liquidity risk. The entity will be required to disclose an analysis of financial instruments using a three-level fair value measurement hierarchy. The amendment (a) clarifies that the maturity analysis of liabilities should include issued financial guarantee contracts at the maximum amount of the guarantee in the earliest period in which the guarantee could be called; and (b) requires disclosure of remaining contractual maturities of financial derivatives if the contractual maturities are essential for an understanding of the timing of the cash flows. An entity will further have to disclose a maturity analysis of financial assets it holds for managing liquidity risk, if that information is necessary to enable users of its financial statements to evaluate the nature and extent of liquidity risk. The Group is currently assessing the impact of the amendment on disclosures in its financial statements.

Embedded Derivatives—Amendments to IFRIC 9 and IAS 39 (effective for annual periods ending on or after 30 June 2009). The amendments clarify that on reclassification of a financial asset out of the ‘at fair value through profit or loss’ category, all embedded derivatives have to be assessed and, if necessary, separately accounted for. This amendment is not expected to have any impact on the Group’s financial statements.

Unless otherwise described above, the new standards and interpretations are not expected to significantly affect the Group’s financial statements.

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

6.	Balances and transactions with related parties

Parties are generally considered to be related if the parties are under common control, or if one party has the ability to control the other party or can exercise significant influence or joint control over the other party in making financial and operational decisions. In considering each possible related party relationship, attention is directed to the nature of the relationship, not merely the legal form. Information about the immediate parent and the ultimate controlling party of the Company is disclosed in Note 1.

The nature of the related party relationships for those related parties with whom the Group entered into significant transactions or had significant balances outstanding at 31 December 2008 are detailed below.

31 December 2008	Shareholder and minority interest	Other related parties
Loans provided to related parties (individuals)	—	37
Payables to shareholders, Carey Agri International Poland SP ZOO	103,500	—
Payables to Cirey Holding Inc (minority interest shareholder)	35,500	—

Expense items with related parties from the acquisition date of 9 July 2008 till 31 December 2008 were as follows:

	Shareholder and minority interest	Other related parties
Interest expense	5,388	—

Key management compensation is presented below:

Period ended 31 December 2008
Expense
Short-term benefits:
- Salaries	562
- Termination indemnity benefits	446

Total	1,008

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

7.	Property, plant and equipment

Movements in the carrying amount of property, plant and equipment were as follows:

	Land plots	Buildings and constructions	Machinery and equipment	Motor vehicles	Other	Construction in progress	Total
Cost of property, plant and equipment acquired through business combination at 9 July 2008	24,776	49,404	52,197	7,988	2,870	13,929	151,164

Additions	—	8,366	8,513	1,434	755	2,773	21,841
Disposal	—	(1,128)	(490)	(811)	(16)	(4,277)	(6,722)
Translation difference	(4,957)	(11,875)	(11,814)	(2,307)	(873)	(3,104)	(34,930)

Cost at 31 December 2008	19,819	44,767	48,406	6,304	2,736	9,321	131,353

Depreciation since acquisition at 9 July 2008

Depreciation for the period:	—	(883)	(2,715)	(652)	(1,341)	—	(5,591)
Depreciation of disposed assets	—	2	17	68	21	—	108
Translation difference	—	152	333	72	163	—	720

Depreciation at 31 December 2008	—	(729)	(2,365)	(512)	(1,157)	—	(4,763)

Net book value at 31 December 2008	19,819	44,038	46,041	5,792	1,579	9,321	126,590

Construction in progress includes advances to construction companies and suppliers of property, plant and equipment of USD 386 thousand (net of VAT) as of 31 December 2008.

At 31 December 2008 a part of property, plant and equipment has been pledged to third parties as collateral for borrowings (See Note 15). The amount of collateralised loans is USD 267,828 thousand as at 31 December 2008.

Pledged assets	31 December 2008 Carrying amount
Machinery and equipment	32,405
Buildings & Construction	14,629
Land plots	17,676
Construction in progress	29
Other	6,901

Total	71,640

8.	Goodwill

Movements in goodwill on acquisition of the subsidiaries:

Amount arising at 9 July 2008	230,597
Translation to presentation currency	(39,944)

Carrying amount at 31 December 2008	190,653

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

8.	Goodwill (Continued)

Goodwill is allocated to cash-generating units (CGUs), which represent the lowest level within the Group at which the goodwill is monitored by management and which are not larger than a segment as follows—CGU of low-alcoholic beverages and CGU of vodka.

Basis for calculation and underlying assumptions are disclosed in Note 4.

9.	Other intangible assets

	Trade mark Premium	Trade mark Sub premium	Trade mark Average	Trade mark Economy	Trade marks of low- alcoholic beverages	Licences	Software	Total
Cost of other intangible assets acquired through business combination at 9 July 2008	5,982	75,005	167,134	1,965	3,601	353	598	254,638
Additions	—	—	—	—	—	94	117	211
Translation difference	(1,197)	(15,006)	(33,438)	(393)	(720)	(44)	(134)	(50,932)

Cost at 31 December 2008	4,785	59,999	133,696	1,572	2,881	403	581	203,917

Amortisation:
Amortization for the period	(273)	—	—	(179)	(219)	(54)	(217)	(942)
Translation difference	34	—	—	22	27	7	27	117

At 31 December 2008	(239)	—	—	(157)	(192)	(47)	(190)	(825)

At 31 December 2008	4,546	59,999	133,696	1,415	2,689	356	391	203,092

10.	Inventory

31 December 2008
Materials and supplies	24,599
Work in progress	133
Finished goods	49,798
Inventory provision	(8,607)

Total inventories	65,923

As of 31 December 2008 the Group did not have any pledged inventories.

The cost of inventories in the custody of third parties as of 31 December 2008 was USD 718 thousand

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

11.	Trade and other accounts receivable and advances

Trade accounts receivable are presented below:

31 December 2008
Accounts receivable	220,352
Less: impairment provision	(11,331)

Total trade accounts receivable	209,021

Other accounts receivable are presented below:

31 December 2008
Financial assets
Other accounts receivable	4,900
Less: impairment provision	(674)
Other accounts receivable, net	4,226
Loans receivable	468
Non-financial assets
VAT Recoverable	5,272
Advances issued	12,595
Prepaid bank arrangement fees	226

Total other accounts receivable and advances	22,787

The Group does not hold any collateral for financial assets.

	Other accounts receivable	Trade accounts receivable
	—	—
Provision for impairment charge for the period	674	13,431
Translation difference		(2,100)

Provision for impairment at 31 December 2008	674	11,331

Management believes that advances issued to suppliers, VAT recoverable from the budget related to purchased property, plant and equipment, and goods and services, and other accounts receivable net of provision for bad debt are not exposed to value risk and are to be recovered within 12 months after the reporting date.

The debt repayment period is from 30 to 120 days, depending upon the counterparty (retail-wholesale trading). The average period of payment delay provided after the sale of goods is 60 days. Interest is not accrued on trade receivables, since those are of current nature. The Group has past due accounts receivable in the amount of USD 65,719 thousand as at 31 December 2008.

While choosing each new customer, the Group applies internal procedures for the assessment of their creditworthiness. The Group takes into account the client’s reputation, external information on the client’s involvement in legal proceedings etc. Credit limits are set for all major clients as an absolute amount of credit that can be advanced and also separately in terms of the credit terms that must be adhered to. The Group has a number of clients with which it has cooperated for several years. According to internal assessments of Group’s management all the outstanding accounts receivable are “A” rated, which implies business relationship history of greater than one year, and no history of default.

Advances issued as of 31 December 2008 represented prepayments for materials and component parts in the amount of USD 5,908 thousand, for marketing expenses in the amount of USD 2,883, for rent expenses USD 710 thousand.

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

12.	Taxes, other than income tax prepayments

Prepayments of taxes other than income tax are presented below:

31 December 2008
VAT and excise duties	17,943
Unified Social Tax (UST)	630
Other taxes	2,906

Total other taxes, other than income tax prepayments	21,479

13.	Cash and cash equivalents

31 December 2008
Cash in hand	31
Bank balances payable on demand	42,089
Deposits with contractual repayment period of less than 3 months	75,305

Total cash and cash equivalents	117,425

All the bank balances and deposits are neither past due nor impaired.

Analysis of the credit quality of bank balances and deposits is as follows:

Rating	31 December 2008
	Bank balances payable on demand	Term deposits
AA-*	624	59,165
A+/A-*	—	3,000
B+*	1,163	—
B+/B**	81	—
B++***	1,096	—
BB*	89	—
BB-*	6	—
BB+	34	4,765
BBB*	32,489	8,374
BBB/F3**	5,857	—
Other unrated	650	1

Total	42,089	75,305

Ratings:

*	- Standard & Poor’s
**	- Fitch’s
***	- Rating agency «Expert RA»

14.	Share capital

	Number of outstanding ordinary shares (in thousands units)	Share capital
At 31 December 2008
A ordinary shares	201,000	201,000
B ordinary shares	181,500	181,500

Total	382,500	382,500

The Company was established in Cayman Islands by the issue of a USD 1 subscriber share on 27 May 2008. On 30 May 2008 the subscriber share was transferred to Lion/Rally Cayman 1 LP.

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

14.	Share capital (Continued)

On 2 July 2008 54,999 addditional USD1 ordinary shares were issued to Lion/Rally Cayman 1 LP. On 7 July 2008 ordinary shares were redesignated as A ordinary shares by shareholders’ resolution.

On 8 July 2008 200,945,000 A Ordinary Shares were issued to Lion/Rally Cayman 1 LP at USD1 and 181,500,000 B Ordinary Shares were issued at USD1 to Carey Agri International - Poland SP ZOO. The Company did not actively operate until 9 July 2008.

All shares were fully paid.

15.	Borrowings and loans

31 December 2008
Non-current borrowings and loans
Borrowings	139,005

Loans	248,500
(Less deferred bank arrangement fees)	(18,172)

Net loans	230,328

Total non-current borrowings and loans	369,333

Current borrowings and loans and current portion of non-current loans
Borrowings	—
Loans	37,500
Factoring	—
Interest payable	5,842
Overdraft	6

Total current borrowings and loans and current portion of non-current loans	43,348

Total borrowings and loans	412,681

Property, plant and equipment were pledged as collateral for loans and borrowing as of 31 December 2008 in the amount of USD 42,736 thousand, several significant revenue contracts and shares of subsidiaries in the amount of USD 19,816 thousand were pledged as collateral. See Notes 7 and 10.

The Group has not entered into any hedging arrangements in respect of its foreign currency obligations or interest rate exposure, and therefore does not apply hedge accounting.

The carrying value of borrowings and loans approximates fair values.

Breakdown of the borrowings and loans are presented in the table below:

Non-current loans and borrowings

Bank/type of borrowing	Currency	Interest rate	Date of repayment	31 December 2008
Shareholder, Carey Agri International Poland SP ZOO	USD	8.03%	30.06.2011	103,500
Minority interest, Cirey Holding Inc	USD	8.03%	30.06.2011	35,500
Individual	RUR	0.00%	09.03.2009	5
Raiffeisen Bank (facility agent)	USD	LIBOR +3.50-5.85%	31.10.2014	230,328

Total non-current borrowing and loans				369,333

Current loans and borrowings and current portion of non-current loans

Bank/type of borrowing	Currency	Interest rate	Date of repayment	31 December 2008
Raiffeisen Bank (current portion)	USD	LIBOR +3.50-5.85%	31.10.2014	37,500
Agricole (overdraft)	Euro			6
Other parties
Short -term interest payable				5,842

Total current borrowings and loans and current portion of non-current loans				43,348

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

16.	Taxes, other than income tax payable

31 December 2008
Excise	42,249
VAT	20,764
Property tax	232
Social tax	1,442
Personal income tax	134
Other taxes payable	131

Total taxes, other than income tax payable	64,952

17.	Provisions

Provisions for future liabilities and charges are presented below:

31 December 2008
Non-current provisions
Contingent consideration	33,402

Total non-current provisions	33,402

Current provisions
Income tax provision	20,000
Other taxes provision	20,491

Total current provisions	41,138

Total provisions	74,540

Contingent consideration. The Group has recorded a provision for contingent consideration that is provided for within the framework of transactions related to the acquisition of control over the Group entities in case the appropriate EBITDA level based on 2008 and 2009 results is reached. At 31 December 2008 the total contingent consideration is estimated at USD 33,402 thousand payable in July 2010. See Note 27 Business Combinations.

Tax risks. The Group management has assessed, based on its interpretation of the relevant legislation that it is probable that certain tax positions taken by the Group would not be sustained if challenged by the tax authorities. Accordingly, the Group has created provisions for the associated undeclared taxes and the related penalties and interest (presented in the table above).

Legal claims. The Group is not involved in any legal proceedings with regard to which provisioning would be required.

18.	Trade and other accounts payable

31 December 2008

Financial liabilities
Trade accounts payable	38,797
Accounts payable for marketing services	11,255
Other accounts payable	10,297

Non-financial liabilities
Other non-financial accounts payable	7,218
Accrued employee benefit costs	4,193
Advances received	2,020

Total other accounts payable	34,983

Total trade and other accounts payable	73,780

Advances received mainly consists of prepayments for inventories (alcohol and water).

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

19.	Revenue

For the period ended 31 December 2008

Sales of goods
- sales of vodka	311,400
- sales of low-alcohol beverages	29,938

Other sales	776

Total revenue	342,714

Revenue attributable to sales of goods was primarily received from sales in the domestic market. Export transactions represent an insignificant part of total revenue. Revenue is stated net of excise taxes of USD 181,518 thousand.

20.	Cost of Sales

For the period ended 31 December 2008

Cost of produced vodka by elements of sales:
- raw materials and supplies	134,012
- salaries, wages and social taxes	12,184
- depreciation	5,498

Total cost of produced vodka	151,694

Cost of produced low-alcohol beverages by elements of sales:
- raw materials and supplies	16,090
- salaries, wages and social taxes	1,319
- depreciation	718

Total cost of produced low-alcoholic products	18,127

Other expenses	6,801

Total cost of sales	176,622

21.	Selling and distribution expenses

For the period ended 31 December 2008

Marketing expenses	27,042
Transportation expenses	26,409
Bad debt provision	14,105
Salaries and wages	12,077
Lease expense	5,421
Unified social tax	1,806
Depreciation and amortisation	943
Material expenses	514
Business expenses	294
Professional services (consulting services)	217
Insurance expenses	158
Other	14,655

Total selling and distribution expenses	103,641

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

22.	General and administrative expenses

For the period ended 31 December 2008

Salaries and wages	13,992
Professional services	3,024
Utilities	2,021
Depreciation and amortisation	1,547
Transportation expenses	1,494
Unified social tax - UST	1,174
Material expenses	1,111
Administrative expenses	680
Management fees	335
Insurance	203
Other general and administrative expenses	7,534

Total general and administrative expenses	33,115

23.	Finance income

For the period ended 31 December 2008
Interest income on loans issued	1,144

Total finance income	1,144

24.	Finance costs

For the period ended 31 December 2008

Interest expense	19,347
Unwinding of discount	959

20,306

25.	Income tax

Income tax credit comprises the following elements:

For the period ended 31 December 2008

Income tax expense – current	10,447
Deferred tax credit	(27,381)

Income tax (credit) for the period	(16,934)

The expected tax charges are reconciled to the actual tax charges as follows.

For the period ended 31 December 2008

Loss before income tax	(60,194)

Estimated income tax credit at statutory rate (2008: 24%)	(14,447)

Tax effect of items which are not deductible for taxation purposes:	2,438
Corporate Income tax rate change effect	(4,925)

Income tax (credit) for the period	(16,934)

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

25.	Income tax (Continued)

Differences between IFRS and Russian and other countries’ statutory taxation regulations give rise to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their tax bases. The tax effect of the movements in these temporary differences is detailed below and is recorded at the rate of 20%. On 26 November 2008, the Russian Federation reduced the standard corporate income tax rate from 24% to 20% with effect with 1 January 2009. The impact of the change in tax rate presented above represents the effect of applying the reduced 20% tax rate to deferred tax balances at 31 December 2008.

31 December 2008

Tax effect of deductible/(taxable) temporary differences and tax loss carry forwards
PP&E	520
Accruals	2,496
Bonus and unused vacation	650
Inventory provision	2,651
Bad debt provision	7,076
Tax losses brought forward	11,595
Other	1,714

Recognised deferred tax asset	26,702

Property, plant and equipment	(11,358)
Intangible assets	(40,233)
Other	—

Recognised deferred tax liability	(51,591)

Net deferred tax assets/(liabilities)	(24,889)

In the context of the Group’s current structure, tax losses and current tax assets of different Group entities may not be offset against current tax liabilities and taxable profits of other group companies and, accordingly, taxes may accrue even where there is a consolidated tax loss. Therefore, deferred tax assets and liabilities are offset only when they relate to the same taxable entity.

The Group has not recorded deferred tax liabilities in respect of taxable temporary differences of USD 3,718 thousand associated with investments in subsidiaries as the Group is able to control the timing of the reversal of those temporary differences and does not intend to reverse them in the foreseeable future.

26.	Contingencies, commitments and operating risks

Legal proceedings. From time to time and in the normal course of business, claims against the Group are received. On the basis of its own estimates and both internal and external professional advice the Management is of the opinion that no material losses will be incurred in respect of claims in excess of provisions which have been made in these consolidated financial statements.

Tax legislation. Russian tax and customs legislation is subject to varying interpretations and changes, which can occur frequently. Management’s interpretation of such legislation as applied to the transactions and activity of the Group may be challenged by the relevant authorities.

The Russian tax authorities may be taking a more assertive position in their interpretation of the legislation and assessments, and it is possible that transactions and activities that have not been challenged in the past may be challenged. In October 2006, the Supreme Arbitration Court issued guidance to lower courts on reviewing tax cases providing a systemic roadmap for anti-avoidance claims, and it is possible that this will significantly increase the level and frequency of scrutiny by the tax authorities.

As a result, significant additional taxes, penalties and interest may be assessed. Fiscal periods remain open for review by the tax authorities for three calendar years preceding the year of review. In certain circumstances such review may cover longer periods.

Russian transfer pricing legislation introduced 1 January 1999 provides the possibility for tax authorities to make transfer pricing adjustments and impose additional tax liabilities in respect of all controllable transactions, provided that the transaction price differs from the market price by more than 20%.

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

26.	Contingencies, commitments and operating risks (Continued)

Controllable transactions include transactions with interdependent parties, as determined under the Russian Tax Code, all cross-border transactions (irrespective whether performed between related or unrelated parties), transactions where the price applied by a taxpayer differs by more than 20% from the price applied in similar transactions by the same taxpayer within a short period of time, and barter transactions. There is no formal guidance as to how these rules should be applied in practice. In the past, the arbitration court practice in this respect has been contradictory.

Tax liabilities arising from inter-company transactions are determined using actual transaction prices. It is possible with the evolution of the interpretation of the transfer pricing rules in the Russian Federation and the changes in the approach of the Russian tax authorities, that such transfer prices could be challenged. Given the brief nature of the current Russian transfer pricing rules, the impact of any such challenge cannot be reliably estimated; however, it may be significant to the financial condition and/or the overall operations of the entity.

The Group includes companies incorporated outside Russia. Tax liabilities of the Group are determined on the assumptions that these companies are not subject to Russian profits tax because they do not have a permanent establishment in Russia. Russian tax laws do not provide detailed rules on taxation of foreign companies. It is possible that with the evolution of the interpretation of these rules and the changes in the approach of the Russian tax authorities, the non-taxable status of some or all of the foreign companies of the Group in Russia may be challenged. The impact of any such challenge cannot be reliably estimated; however, it may be significant to the financial condition and/or the overall operations of the entity.

Russian tax legislation does not provide definitive guidance in certain areas. From time to time, the Group adopts interpretations of such uncertain areas that reduce the effective income tax rate of the Group. As noted above, such tax positions may come under heightened scrutiny as a result of recent developments in administrative and court practices. The impact of any challenge by the tax authorities cannot be reliably estimated; however, it may be significant to the financial condition and/or the overall operations of the Group.

In addition to the above transfer pricing matters, management estimates that the Group has other possible obligations from exposure to other than remote risks in respect of income tax of USD 1,665 thousand, in respect of VAT of USD 1,298 thousand. These exposures primarily relate to recognition of expenses in respect of income tax and, accordingly, to VAT recovery in the area of ambiguous interpretation of a number of transactions.

Assets pledged and restricted. At 31 December 2008 the Group has items of property, plant and pledged as collateral. See Note 15.

Operating lease commitments. The Group entities lease property under short-term operating lease agreements. There were no breaches of the agreements, including those related to unauthorised improvements of leased property.

Environmental matters. The enforcement of environmental regulation in the Russian Federation is evolving and the enforcement posture of government authorities is continually being reconsidered. The Group periodically evaluates its obligations under environmental regulations. As obligations are determined, they are recognised immediately. Potential liabilities, which might arise as a result of changes in existing regulations, civil litigation or legislation, cannot be reliably estimated but could be material. In the current enforcement climate under existing legislation, management believes that there are no significant liabilities for environmental damage.

Compliance with loan agreement covenants. The Group is subject to certain covenants related primarily to its borrowings. Non-compliance with these covenants may lead to negative consequences for the Group. The Group is in compliance with the covenants.

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

27.	Business combinations

On 9 July 2008 Lion/Rally Cayman 2 acquired 88,44% of Lion/Rally Lux1 SA. Lion/Rally Lux 1 SA was established to acquire 100% of ZAO Russian Alcohol Group via intermediate sub holding companies includes Pasalba Limited, the immediate parent company of ZAO Russian Alcohol Group.

Details of assets and liabilities acquired and the related goodwill are as follows:

In thousands US dollars	Note	Attributable fair value
Cash and cash equivalents		47,300
Property, plant and equipment		151,163
Intangibles		254,639
Inventories		26,250
Trade accounts receivables		261,566
Other accounts receivables and prepayments		44,655
Short-term investments		793
Deferred tax assets		15,727
Other assets		1,295
Loans		(187,557)
Trade and other accounts payable		(246,874)
Deferred tax liabilities		(78,946)

Fair value of net assets of subsidiaries		290,011
Goodwill arising from the acquisition	8	230,597

Total fair value of net assets and goodwill		520,608

Attributable to Minority interests		50,000

Fair value of acquired interest in subsidiaries		470,608

Total purchase consideration		520,608

Less: Minority interest contribution		(50,000)
Less: Deferred consideration		(32,443)
Less: Cash and cash equivalents in subsidiary acquired		(47,300)

Outflow of cash and cash equivalents on acquisition		390,865

IFRS carrying amounts immediately before business combination are not presented as audited financial statements are not available and it is impractical to present such information.

The purchase consideration of USD 520,608 thousand include other costs attributable to the business combination of USD 22,963 thousand.

The fair values of assets and liabilities acquired are based on discounted cash flow models which approximate carrying value of the assets and liabilities. Identifiable intangible assets, property, plant and equipment including construction in progress were revalued by an independent professional appraiser (See accounting policies for assumptions and approaches applied).

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

28.	Financial risk management

The risk management function within the Group is carried out in respect of financial risks, operational risks and legal risks. Financial risk comprises market risk (including currency risk, interest rate risk and other price risk), credit risk and liquidity risk. The primary objectives of the financial risk management function are to establish risk limits, and then ensure that exposure to risks stays within these limits. The operational and legal risk management functions are intended to ensure proper functioning of internal policies and procedures to minimise operational and legal risks.

Credit risk. The Group takes on exposure to credit risk, which is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Exposure to credit risk arises as a result of the Group’s sales of products on credit terms and other transactions with counterparties giving rise to financial assets.

The Group’s maximum exposure to credit risk in each class of assets as follows:

31 December 2008
Trade and other receivables
Trade receivables	209,021
Loans receivable	468
Other accounts receivable	4,215
Cash and cash equivalents
Bank balances payable on demand	42,089
Term deposits with contractual repayment period of less than 3 months	75,305

Total maximum exposure to credit risk	331,098

The Group controls the level of credit risk which faces by firstly setting credit limits for each major counter-party. These limits are set both in terms of the maximum allowable credit in money term, and in term of the number of days within which the counter-party must settle each invoice. These limits are set independently of the sales force and approved by senior management.

In the event of a counter-party breaching its credit term further shipments to that counter-party are automatically stopped, and a credit collection procedure commences based on standard procedures.

Each week a credit committee comprising representatives of sales, finance and logistics meet and review all receivables balances. In addition the most significant 35 balances in terms of value are subject to additional review at a senior credit committee including representatives of sales, finance and legal departments and CEO and COO of the Group.

Reliable financial information on counter-parties is not always available in the Russian market. Accordingly, the Group maintains a department of internal auditors whose role is to perform regular audits of all significant counter-parties in order to provide additional information for consideration by the credit committee.

Credit risks concentration. In current world economic conditions credit risk is the major concern of Group management. Credit risk in respect of the Group’s customers is addressed above. Credit risk in respect of Group’s partners has been addressed: (i) in respect of availability of funding required by the Group to finance its operations, by entering into long-term financing agreements with a consortium of reputable western financing institutions; (ii) in respect of bank deposits, by focusing on and working with those financial institutions considered to offer minimum risk, and where possible, by working with the institutions participating in the lending consortium referred to above.

Market risk. The Group takes on exposure to market risks. Market risks arise from open positions in (a) foreign currencies, (b) interest bearing assets and liabilities, all of which are exposed to general and specific market movements. However, the use of this approach does not prevent losses outsides of these limits in the event of more significant market movements.

Sensitivities of market risks included below are based on a change in the relevant factor while holding all other factors constant. In practice this is unlikely to occur and changes in some factor can be correlated.

Foreign exchange risk. The Group is currently exposed to significant foreign exchange risk in respect of its non-current borrowings. The Group monitors these risks on a monthly basis, and regularly conducts market research on exposure to foreign exchange movements and adjusts its currency portfolio accordingly.

The tables below summarise the Group’s exposure to foreign currency exchange rate risk at the balance sheet date.

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

28.	Financial risk management (Continued)

As of 31 December 2008:

Currency	Cash and cash equivalents	Trade and other receivables	Loans receivable	Loans and borrowings	Trade and other payables	Net balance sheet position
RUR	24,282	229,709	384	(353)	(60,949)	193,073
USD	93,045	1,250	84	(412,328)	(12,160)	(330,109)
Euro	98	849	—	—	(671)	276

TOTAL	117,425	231,808	468	(412,681)	(73,780)	(136,760)

The Group operates predominantly in Russia and other countries of CIS. The Group is therefore exposed to market risk associated with those economies. The Group actively manages these risks by maintaining a portfolio of brands with different price positioning. In addition, as the Group’s cash flows are mainly generated in roubles, the Group works actively to identify and cooperate with suppliers who can supply rouble priced products.

At 31 December 2008, if the US dollar had strengthened by 30% against the Russian Rouble with all other variables held constant, post tax loss for the period would be higher by 114,650 th. USD

Interest rate risk. The Group obtains borrowings from and deposits surplus funds with banks at current market interest rates. The Group is exposed to interest rate risk through market value fluctuations of interest bearing borrowings.

The Group’s interest rate risk arises from long term borrowings (Note 15). Borrowings issued at variable rates expose the group to cash flow interest rate risk. Borrowings issued at fixed rates expose the group to fair value interest rate risk.

The Group analyses its interest rate exposure on a dynamic basis. Various scenarios are simulated taking into consideration refinancing, renewal of existing options and alternative financing. Based on these scenarios, the Group calculates the impact on profit and loss of a defined interest rate shift. For each simulation, the same interest rate shift is used for all currencies. The scenarios are run only for liabilities that represent the major interest-bearing positions.

Liquidity risk. Prudent liquidity risk management includes maintaining sufficient cash and the availability of funding from an adequate amount of committed credit facilities.

The table below analyses the Group’s financial liabilities into relevant maturity groupings based on the remaining period at the balance sheet to the contractual maturity date. The amounts disclosed in the table are the contractual undiscounted cash flows. Balances due within 12 months equal their carrying balances, as the impact of discounting is not significant.

At 31 December 2008	Less than 1 year	Between 1 and 2 years	Between 2 and 5 years	More than 5 years
Trade accounts payable	38,797	—	—	—
Other accounts payable	34,983	—	—	—
Borrowings (principal)	37,506	20,414	135,570	219,382
Borrowings (interest)	13,298	29,162	182,736	141,561
Bank overdraft	13	—	—	—

Capital risk management. The Group’s objectives when managing capital are to safeguard the Group’s ability to continue as a going concern in order to provide returns for shareholders and benefits for other stakeholders and to maintain an optimal capital structure to reduce the cost of capital. In order to maintain or adjust the capital structure, the Group may adjust the amount of dividends paid to shareholders, return capital to shareholders, issue new shares or sell assets to reduce debt. The amount of capital that the Group managed as of 31 December 2008 was USD 226,477 thousand.

Consistent with others in the industry, the Group monitors capital on a gearing ratio basis. This ratio is calculated as total net debt divided by total capital under management. Net debt is calculated as total borrowings (including “current and non-current borrowings” as shown in the consolidated balance sheet) less cash and cash equivalents. Total capital under management is calculated as “equity” as shown in the consolidated balance sheet plus net debt. The Group has complied with all externally imposed capital requirements throughout 2008. These are set out in the Group’s loan agreements.

Lion/Rally Cayman 2 and its subsidiaries

Notes to the Consolidated Financial Statements – 31 December 2008

(All items are presented in thousands of US Dollars unless otherwise stated)

31 December 2008
Total loans and borrowings (Note 15)	412,681
Less: Cash and cash equivalents (Note 13)	(117,425)
Net debt	295,296
Total equity	310,364

Total capital	605,620
Gearing ratio	48%

29.	Events after the balance sheet date

On July 9, 2008, CEDC completed an investment with Lion Capital LLP and certain of Lion’s affiliates and funds managed and advised by Lion Capital LLP (together referred to as “Lion”), pursuant to which CEDC and Lion acquired all of the outstanding equity of the Russian Alcohol Group (“RAG”) via shareholdings in the holding company Lion/Rally Lux 1 SA. In connection with that investment, CEDC acquired an indirect equity stake in RAG of approximately 42%, and Lion acquired substantially all of the remainder of the equity of RAG. The agreements governing that investment gave CEDC the right to acquire, and gave Lion the right to require CEDC to acquire Lion’s equity stake in RAG (the “Prior Agreement”).

On April 24, 2009, CEDC and Lion entered into new agreements with Lion to replace the Prior Agreement, which requires CEDC, through a multi-stage equity purchase, to acquire over the next five years (including 2009) all of the equity interests in RAG held by Lion (the “Acquisition”), including Option Agreements and a Note Purchase and Share Subscription Agreement between CEDC, Carey Agri International – Poland Sp. z o.o., a Polish limited liability company and subsidiary of CEDC (“Carey Agri”), Lion/Rally Cayman 2 and Lion/Rally Cayman 5, a company incorporated in the Cayman Islands and an affiliate of Lion (“Cayman 5”), such agreements being termed the Option Agreements” and the “Note Purchase Agreement”, collectively the “New Agreements”.

Under the terms of the Note Purchase Agreement CEDC converted loan notes to Lion/Rally Lux 3 SA of USD103,500,000 into share capital of Lion/Rally Cayman 2, as a result increasing its percentage ownership of shares to 52.86%. As a result of the Option Agreements CEDC has a right to receive all dividends giving CEDC an effective economic interest from 24 April 2009 of 100% in Lion/Rally Cayman 2, whilst management control continues to ultimately rest with Lion Capital LLP, exercised via its participation in several affiliates including limited partnerships. The economic interest of CEDC in Lion/Rally Cayman 2 has been pledged as collateral in respect of payment obligations under the New Agreements.