Form 10-K/A
period 2008-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2009-07-10
CIK 1046880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K/A

Amendment No. 3 to Form 10-K

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

Amendment No. 3

Explanatory Note

Central European Distribution Corporation (the “Company”) is filing this Amendment No. 3 to its Annual Report on Form 10–K for the year ended December 31, 2008 (this “Form 10–K/A”), as amended by Amendment No. 1 to its annual report on Form 10-K, filed on June 29, 2009, and as further amended by Amendment No. 2 to its annual report on Form 10-K, filed on June 30, 2009 (“Amendment No. 2”), solely for the purpose of amending the “Report of Independent Registered Public Accounting Firm” (the “Report”), dated June 30, 2009, relating to the consolidated balance sheet of Lion/Rally Cayman 2 and its subsidiaries as at December 31, 2008, and the related consolidated statements of income, cash flow, and changes in equity, included in Amendment No. 2 and contained in Part IV, Item 15, to correct certain immaterial typographical errors. The report referred to the consolidated balance sheet as “at December 31, 2008 and 2007” in the first line thereof, and the financial position of Lion/Rally Cayman 2 and its subsidiaries “at December 31, 2008 and 2007” in the eighth line thereof instead of, in each case, “at December 31, 2008.” The report also referred to the consolidated balance sheet and the related consolidated statements of income, cash flow, and changes in founder’s equity “for the period then ended” in the second line thereof, and the financial position and results of operations and cash flows “for the period then ended” in the ninth line thereof, instead of, in each case, “for the period since incorporation.” Finally, the Report refers to the statement of “changes in founder’s equity” in the second line thereof, instead of “changes in equity.” For convenience and ease of reference, this Form 10-K/A sets forth the Report and the related consolidated financial statements of Lion/Rally Cayman 2 and its subsidiaries in its entirety with the applicable changes. Because this Form 10-K/A only makes the immaterial changes described above, the date of the Report remains as originally filed.

No revisions have been made to the Company’s financial statements, no attempt has been made in this Form 10–K/A to update other disclosures presented in the Form 10–K and this Form 10–K/A does not reflect events occurring after the filing of the Form 10–K or modify or update those disclosures, including the exhibits to the Form 10–K affected by subsequent events. The following sections of the Form 10–K have been amended by this Form 10–K/A:

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

Part IV

Item 15 Exhibits, Financial Statement Schedules and Reports of Form 8-K	4

Signatures	10

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	The following documents are filed as part of Amendment No. 3 to this report on Form 10-K:

(2) Financial Statement Schedules

(3) The following exhibits are filed as part of Amendment No. 3 to this report on Form 10-K:

Exhibit Number	Exhibit Description
1.1	Underwriting Agreement, dated as of March 3, 2008, by and between Central European Distribution Corporation and J.P. Morgan Securities Inc. (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).

1.2	Underwriting Agreement, dated as of June 25, 2008, by and between Central European Distribution Corporation and J.P. Morgan Securities Inc., as representative of the underwriters listed on Schedule 1 thereto (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on June 27, 2008 and incorporated herein by reference).

2.1	Contribution Agreement among Central European Distribution Corporation, William V. Carey, William V. Carey Stock Trust, Estate of William O. Carey and Jeffrey Peterson dated November 28, 1997 (filed as Exhibit 2.1 to the Registration Statement on Form SB-2, File No. 333-42387, with the SEC on December 17, 1997 (the “1997 Registration Statement”), and incorporated herein by reference).

2.2	Investment Agreement for Damianex S.A. dated April 22, 2002, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Michael Ciapala, Boguslaw Barnat and Iwona Barnat (filed as Exhibit 2 to the Current Report on Form 8-K/A filed with the SEC on May 14, 2002, and incorporated herein by reference).

2.3	Share Purchase Agreement for AGIS S.A. dated April 24, 2002, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Jacek Luczak and Slawomir Wisniewski (filed as Exhibit 2.2 to the Current Report on Form 8-K/A filed with the SEC on June 3, 2002, and incorporated herein by reference).

2.4	Share Purchase Agreement for Onufry S.A. dated October 15, 2002, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Zbigniew Trafalski and Henryk Gawin (filed as Exhibit 2.4 to the Annual Report on Form 10-K filed with the SEC on March 17, 2003, and incorporated herein by reference).

2.5	Share Purchase Agreement for Dako Sp. z o.o. dated April 16, 2003, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Waclaw Dawidowicz and Miroslaw Sokalski (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003, and incorporated herein by reference).

2.6	Share Purchase Agreement for Panta Hurt Sp. z o.o. dated September 5, 2003, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Wlodzimierz Szydlarski, Sylwester Zakrzewski and Wojciech Piatkowski (filed as Exhibit 2.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003, and incorporated herein by reference).

2.7	Share Purchase Agreement for Multi-Ex S.A. dated November 14, 2003, among Carey Agri International Sp. z o.o., Piotr Pabianski and Ewa Maria Pabianska (filed as Exhibit 2.7 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004, and incorporated herein by reference).

Exhibit Number	Exhibit Description
2.8	Share Purchase Agreement for Multi-Ex S.A. dated November 14, 2003, between Central European Distribution Corporation and Piotr Pabianski (filed as Exhibit 2.8 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004, and incorporated herein by reference).

2.9	Share Purchase Agreement for Multi-Ex S.A. dated December 18, 2003, between Central European Distribution Corporation and Piotr Pabianski (filed as Exhibit 2.9 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004, and incorporated herein by reference).

2.10	Share Sale Agreement for Miro sp. z.o.o. dated May 14, 2004, among Central European Distribution Corporation, Miroslawem Grzadkowskim, Halina Grzadkowska, Jackiem Grzadkowskim and Kinga Grzadkowska (filed as Exhibit 2.10 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2004, and incorporated herein by reference).

2.11	Conditional Share Sale Agreement for Delikates Sp. z o.o. dated April 28, 2005 by and among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Barbara Jernas, Szymon Jernas, Magdalena Namysl and Karol Jaskula (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 4, 2005 and incorporated herein by reference).

2.12	Share Sale Agreement, dated June 27, 2005, by and among Rémy Cointreau S.A., Botapol Management B.V., Takirra Investment Corporation N.B., Central European Distribution Corporation and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 1, 2005 and incorporated herein by reference).

2.13	Share Purchase Agreement, dated July 11, 2005, by and among the State Treasury of the Republic of Poland, Carey Agri International-Poland Sp. z o.o. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 15, 2005 and incorporated herein by reference).

2.14	Conditional Share Sale Agreement for Imperial Sp. z o.o. dated August 16, 2005 by and among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, and Tadeusz Walkuski (filed as Exhibit 2.11 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 and incorporated herein by reference).

2.15	Share Sale and Purchase Agreement, dated March 11, 2008, by and among White Horse Intervest Limited, William V. Carey, Central European Distribution Corporation, and Bols Sp. z o.o. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2008 and incorporated herein by reference).

2.16	Share Sale and Purchase Agreement, dated May 23, 2008, by and among Barclays Wealth Trustees (Jersey) Limited (in its capacity as trustee of The First National Trust), WHL Holdings Limited, Polmos Bialystok S.A. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2008 and incorporated herein by reference).

2.17	Amendment No. 5 to Share Sale and Purchase Agreement, dated February 24, 2009, by and among Barclays Wealth Trustees (Jersey) Limited (in its capacity as trustee of The First National Trust), WHL Holdings Limited, Polmos Bialystok S.A. and Central European Distribution Corporation. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report of Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed with the SEC on May 3, 2006, and incorporated herein by reference).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the 1997 Registration Statement and incorporated herein by reference).

4.2	Indenture, dated July 25, 2005, by and among Central European Distribution Corporation, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o. and Miro Sp. z o.o., as Guarantors, The Bank of New York, as Trustee, Principal Paying Agent, Registrar and Transfer Agent, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2005 and incorporated herein by reference).

Exhibit Number	Exhibit Description
4.3	First Supplemental Indenture, dated August 31, 2005, by and among Central European Distribution Corporation, as Issuer, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o. and Miro Sp. z o.o., as Initial Guarantors, Botapol Holding B.V. and Bols Sp. z o.o., as Additional Guarantors, The Bank of New York, as Trustee, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2005 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of March 30, 2006 among Central European Distribution Corporation, as Issuer, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o. and Miro Sp. z o.o., as Initial Guarantors, Botapol Holding B.V. and Bols Sp. z o.o., as Additional Guarantors, The Bank of New York, as Trustee, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

4.5	Third Supplemental Indenture, dated as of July 7, 2006 among Central European Distribution Corporation, as Issuer, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o., Miro Sp. z o.o., Botapol Holding B.V. and Bols Sp. z o.o., as Guarantors, Delikates Sp. z o.o., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Imperial Sp. z o.o. and Krokus Sp. z o.o., as New Guarantors, The Bank of New York, as Trustee, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

4.6	Base Indenture, dated as of March 7, 2008, by and between Central European Distribution Corporation, as Issuer and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.6 to the Annual Report on Form 10-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

4.7	Supplemental Indenture, dated as of March 7, 2008, by and between Central European Distribution Corporation, as Issuer and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).

4.8	Registration Rights Agreement, dated March 13, 2008, by and between Central European Distribution Corporation and Direct Financing Limited (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2008 and incorporated herein by reference).

4.9	A Registration Rights Agreement, dated October 21, 2008 by and between Central European Distribution Corporation and Barclays Wealth Trustees (Jersey) Limited (as Trustee of the First National Trust) (filed as Exhibit 4.9 to the Annual Report on Form 10-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.1	2007 Stock Incentive Plan (filed as Exhibit A to the definitive Proxy Statement as filed with the SEC on March 27, 2007, and incorporated herein by reference).

10.2	Form of Stock Option Agreement with Directors under 2007 Stock Incentive Plan (filed as Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008, and incorporated herein by reference).

10.3	Form of Stock Option Agreement with Officers under 2007 Stock Incentive Plan (filed as Exhibit 10.3 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008, and incorporated herein by reference).

10.4	Lease Agreement for warehouse at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on April 16, 2001, and incorporated herein by reference).

10.5	Annex 2 to Lease Agreement dated February 19, 2003, for the warehouse located at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004, and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.6	Social guarantee package for the employees of Polmos Bialystok S.A. (filed as exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2005 and incorporated herein by reference).

10.7	Purchase Agreement dated as of August 3, 2005 by and among Central European Distribution Company and the investors signatory thereto (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 and incorporated herein by reference).

10.8	Registration Rights Agreement dated as of August 3, 2005 by and among Central European Distribution Corporation and the investors signatory thereto (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 and incorporated herein by reference).

10.9	Registration Rights Agreement, dated August 17, 2005, by and among Central European Distribution Corporation, Botapol Management B.V. and Takirra Investment Corporation N.V. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.10	Employment Agreement, dated August 10, 2005, by and between Central European Distribution Corporation and Richard Roberts (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 13, 2005 and incorporated herein by reference).

10.11	Annex, dated January 24, 2007, to the Employment Agreement dated as of August 10, 2005, between Richard Roberts and Central European Distribution Corporation (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on January 24, 2007, and incorporated herein by reference).

10.12	Trade Mark License, dated August 17, 2005, by and among Distilleerderijen Erven Lucas Bols B.V., Central European Distribution Corporation and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.13	Deed of Tax Covenant, dated August 17, 2005, by and among Botapol Management B.V., Takirra Investment Corporation N.V., Rémy Cointreau S.A., Carey Agri International Poland Sp. z o.o. and Central European Distribution Corporation (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.14	Bank Guarantee, dated October 12, 2006, by and between Fortis Bank SA/NV, Austrian Branch and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 10.2 to the Current Report on Form 8K filed with the SEC on October 18, 2006 and incorporated herein by reference).

10.15	Summary of Director Compensation (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006 and incorporated herein by reference).

10.16	Facility Agreement, dated December 21, 2007, among Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch, and Bank Polska Kasa Opieki S.A. and Carey Agri International-Poland Sp. z o.o. (filed as Exhibit 10.31 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008, and incorporated herein by reference).

10.17	Corporate Guarantee Agreement, dated December 21, 2007, between Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch, Bank Polska Kasa Opieki S.A. and Central European Distribution Corporation (filed as Exhibit 10.32 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008, and incorporated herein by reference).

10.18	Shareholders Agreement, dated March 13, 2008, among White Horse Intervest Limited, Bols Sp. z o.o., Central European Distribution Corporation and Copecresto Enterprises Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2008 and incorporated herein by reference).

10.19	Amended and Restated Investment Commitment Letter, dated June 18, 2008, by and among Central European Distribution Corporation, Lion Capital LLP acting for and on behalf of each of Lion Capital Fund I L.P., Lion Capital Fund I A L.P., Lion Capital Fund I B L.P., Lion Capital Fund I C L.P., Lion Capital Fund I SBS L.P.; and Lion Capital (Guernsey) Limited c/o Aztec Financial Services (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 15, 2008 and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.20	Letter Agreement, dated May 22, 2008, between Central European Distribution Corporation and Pasalba Limited (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 29, 2008 and incorporated herein by reference).

10.21	Shareholders’ Agreement, dated July 8, 2008, by and among Central European Distribution Corporation, Lion/Rally Cayman 1 LP, Carey Agri International – Poland Sp. z o. o, Lion/Rally Carry ENG 1 LP and Lion/Rally Cayman 2 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 15, 2008 and incorporated herein by reference).

10.22	Instrument by way of Deed Constituting US$103,500,000 Unsecured Exchangeable Loan Notes, dated July 8, 2008, by and among Lion/Rally Cayman 2 and Lion/Rally Lux 1 S.A. and Lion/Rally Lux 3 S.a.r.l. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 15, 2008 and incorporated herein by reference).

10.23	Shareholders’ Agreement, dated May 23, 2008, by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A. and Peulla Enterprises Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2008 and incorporated herein by reference).

10.24	Amendment No. 1 to Shareholders’ Agreement, dated February 24, 2009, by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A. and Peulla Enterprises Limited. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.25	Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.26	Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and Christopher Biedermann (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.27	Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and Evangelos Evangelou (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.28	Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and James Archbold (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.29	Amended and Restated Executive Bonus Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.30	Facilities Agreement dated April 24, 2008 among Central European Distribution Corporation, Bols Sp. z o.o. and certain other subsidiaries of Central European Distribution Corporation, and Bank Zachodni WBK S.A. as lender (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 and incorporated herein by reference).

10.31	Labor Contract, dated April 1, 2008, between Parliament Distribution and Mr. Sergey Kupriyanov (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

10.32	Facilities Agreement, dated July 2, 2008, among Central European Distribution Corporation, Carey Agri International-Poland Sp. z o.o and certain other subsidiaries of Central European Distribution Corporation, and Bank Handlowy W Warszawie S.A. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

10.33	Amendment and Restatement Agreement Relating to a Facility Agreement dated December 21, 2007, dated February 24, 2009, by and among Carey Agri International-Poland Sp. z o.o., Central European Distribution Corporation, Astor Sp. z o.o., Bols Hungary KFT, Bols Sp. z o.o., Botapol Holding B.V., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A. Delikates Sp. z o.o., Fine Wine & Spirit (FWS) Sp. z o.o., Imperial Sp. z o.o. Miro Sp. z o.o., MTC Sp. z o.o., Multi-Ex Sp. z o.o., Onufry S.A., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Przedsiebiorstwo Handlu Spozywczego Sp. z o.o., PWW Sp.

Exhibit Number	Exhibit Description
z o.o., Saol Dystrybucja Sp. z o.o., Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch and Bank Polska Kasa Opieki S.A. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.34	Amendment Agreement Relating to a Facility Agreement dated December 21, 2007 as Amended and Restated on February 24, 2009, dated February 24, 2009, by and among Carey Agri International-Poland Sp. z o.o., Central European Distribution Corporation, Astor Sp. z o.o., Bols Hungary KFT, Bols Sp. z o.o., Botapol Holding B.V., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A. Delikates Sp. z o.o., Fine Wine & Spirit (FWS) Sp. z o.o., Imperial Sp. z o.o. Miro Sp. z o.o., MTC Sp. z o.o., Multi-Ex Sp. z o.o., Onufry S.A., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Przedsiebiorstwo Handlu Spozywczego Sp. z o.o., PWW Sp. z o.o., Saol Dystrybucja Sp. z o.o. and Bank Polska Kasa Opieki S.A. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

21	Subsidiaries of the Company (filed as Exhibit 21 to the Annual Report on Form 10-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

23*	Consent of PricewaterhouseCoopers

24.1	Power of Attorney (filed as Exhibit 24.1 to the Annual Report on Form 10-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

31.1*	Rule 13a-14(a) Certification of the CEO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the CFO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

The financial statements of Lion/Rally Cayman 2 Limited are filed under Item 15(c) below.

(b)	The exhibits required to be filed herewith are listed above.

(c)	Financial Statements Schedules: Financial statements of Lion/Rally Cayman 2 Limited

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(Registrant)

By:	/S/ WILLIAM V. CAREY
William V. Carey
Chairman, President and Chief Executive Officer

Date:	July 10, 2009

(a)(3) The following exhibits are provided with this Form 10-K/A.

Exhibit Number	Exhibit Description
23*	Consent of PricewaterhouseCoopers

31.1*	Rule 13a-14(a) Certification of the CEO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the CFO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

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

To the Shareholders and Board of Directors of Lion/Rally Cayman 2

We have audited the accompanying consolidated balance sheet of Lion/Rally Cayman 2 and its subsidiaries (hereinafter referred to as “the Group”) as at December 31, 2008 and the related consolidated statements of income, cash flow and changes in equity for the period since incorporation. These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group at December 31, 2008 and the results of their operations and their cash flows for the period since incorporation, in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board.

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