Form 10-Q
period 2009-06-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2009-08-10
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

The number of shares outstanding of each class of the issuer’s common stock as of August 7, 2009: Common Stock ($.01 par value) 57,157,364

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

Amounts in columns expressed in thousands

(except share information)

	June 30, 2009	December 31, 2008 (as adjusted)
ASSETS
Current Assets
Cash and cash equivalents	$225,953	$107,601
Accounts receivable, net of allowance for doubtful accounts of $48,787 and $22,155 respectively	396,104	430,683
Inventories	200,127	180,304
Prepaid expenses and other current assets	76,810	22,894
Deferred income taxes	35,372	24,386

Total Current Assets	934,366	765,868

Intangible assets, net	703,753	570,505
Goodwill, net	1,625,751	745,256
Property, plant and equipment, net	209,030	92,221
Deferred income taxes	41,362	12,886
Equity method investment in affiliates	60,094	189,243
Subordinated loans to affiliates	—	107,707

Total Non-Current Assets	2,639,990	1,717,818

Total Assets	$3,574,356	$2,483,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$180,359	$234,948
Bank loans and overdraft facilities	76,505	109,552
Income taxes payable	1,601	7,227
Taxes other than income taxes	122,727	125,774
Other accrued liabilities	128,927	80,270
Current portions of obligations under capital leases	1,450	2,385
Deferred consideration	126,975	—

Total Current Liabilities	638,544	560,156

Long-term debt, less current maturities	439,923	170,510
Long-term obligations under capital leases	1,495	2,194
Long-term obligations under Senior Notes	645,315	633,658
Long-term deferred consideration	397,584	—
Long-term accruals	2,902	5,806
Deferred income taxes	191,414	106,485

Total Long Term Liabilities	1,678,633	918,653

Redeemable noncontrolling interests in Whitehall Group	20,874	33,642

Stockholders’ Equity
Common Stock ($0.01 par value, 80,000,000 shares authorized, 49,467,864 and 47,344,874 shares issued at June 30, 2009 and December 31, 2008, respectively)	495	473
Additional paid-in-capital	817,521	816,490
Retained earnings	312,653	186,588
Accumulated other comprehensive income / (loss)	39,643	(46,772)
Less Treasury Stock at cost (246,037 shares at June 30, 2009 and December 31, 2008, respectively)	(150)	(150)

Total CEDC Stockholders’ Equity	1,170,162	956,629

Noncontrolling interests in subsidiaries	66,143	14,606

Total Equity	1,236,305	971,235

Total Liabilities and Stockholders’ Equity	$3,574,356	$2,483,686

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

Amounts in columns expressed in thousands

(except per share information)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008 (as adjusted)	June 30, 2009	June 30, 2008 (as adjusted)
Sales	$451,102	$542,845	$748,861	$950,926
Excise taxes	(88,997)	(121,543)	(168,864)	(216,004)
Net Sales	362,105	421,302	579,997	734,922
Cost of goods sold	242,409	317,564	399,139	564,968

Gross Profit	119,696	103,738	180,858	169,954

Operating expenses	77,768	60,895	118,624	101,643

Operating Income before gain on revaluation of equity investment and impairment charge	41,928	42,843	62,234	68,311

Gain on remeasurement of prevoiusly held equity interest	225,605	—	225,605	—
Impairment charge	(20,309)	—	(20,309)	—

Operating Income	247,224	42,843	267,530	68,311

Non operating income / (expense), net
Interest (expense), net	(22,397)	(14,487)	(34,137)	(26,272)
Other financial income / (expense), net	63,288	32,000	(32,932)	41,103
Amortization of deferred charges / (expense), net	(11,231)	—	(11,231)	—
Other non operating income / (expense), net	(8,480)	(282)	(8,642)	(142)

Income / (loss) before taxes, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	268,404	60,074	180,588	83,000

Income tax benefit / (expense)	(52,339)	(12,451)	(34,775)	(16,759)
Equity in net earnings of affiliates	453	902	(17,968)	902

Net income / (loss)	$216,518	$48,525	$127,845	$67,143

Less: Net income / (loss) attributable to noncontrolling interests in subsidiaries	2,249	1,576	2,138	1,829
Less: Net income / (loss) attributable to redeemable noncontrolling interests in Whitehall Group	543	915	(358)	915

Net income /(loss) attributable to CEDC	$213,726	$46,034	$126,065	$64,399

Net income / (loss) per share of common stock, basic	$4.34	$1.08	$2.60	$1.55

Net income / (loss) per share of common stock, diluted	$4.00	$1.06	$2.39	$1.52

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (UNAUDITED)

Amounts in columns expressed in thousands

(except per share information)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income	Non- controlling interest in subsidiaries	Total
	Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2008 (as reported)	47,345	$473	246	$(150)	$803,703	$188,595	$(46,772)	$14,606	$960,455

Adoption of APB14-1	—	—	—	—	12,787	(2,007)	—	—	10,780

Balance at December 31, 2008 (as adjusted)	47,345	$473	246	$(150)	$816,490	$186,588	$(46,772)	$14,606	$971,235

Net income / (loss) for 2009	—	—	—	—	—	126,065	—	2,138	128,203

Foreign currency translation adjustment	—	—	—	—	—	—	86,415	(601)	85,814

Comprehensive income for 2009	—	—	—	—	—	126,065	86,415	1,537	214,017

Common stock issued in connection with options	23	1	—	—	2,200	—	—	—	2,201

Common stock issued in connection with acquisitions	2,100	21	—	—	19,026	—	—	—	19,047

Purchase of Whitehall Group shares from noncontrolling interest	—	—	—	—	(20,195)	—	—	—	(20,195)

Acquisition of the Russian Alcohol Group	—	—	—	—	—	—	—	50,000	50,000

Balance at June 30, 2009	49,468	$495	246	$(150)	$817,521	$312,653	$39,643	$66,143	$1,236,305

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

Amounts in columns expressed in thousands

	Six months ended June 30,
	2009	2008 (as adjusted)
Operating Activities
Net income	$127,845	$67,143
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	6,422	7,331
Deferred income taxes	(39,655)	1,576
Unrealized foreign exchange (gains) / losses	27,780	(39,958)
Cost of debt extinguishment	—	1,156
Stock options expense	1,924	1,678
Hedge revaluation	4,259	—
Equity income in affiliates	17,968	(902)
Gain on remeasurement of previously held equity interest, net of impairment	(151,893)	—
Other non cash items	3,595	(32)
Changes in operating assets and liabilities:
Accounts receivable	137,291	59,431
Inventories	141	(21,533)
Prepayments and other current assets	4,407	14,211
Trade accounts payable	(67,598)	(11,628)
Other accrued liabilities and payables	(14,577)	(28,319)

Net Cash provided by Operating Activities	57,909	50,154

Investing Activities
Investment in fixed assets	(8,600)	(6,172)
Proceeds from the disposal of fixed assets	2,057	2,694
Acquisitions of subsidiaries, net of cash acquired	140,776	(366,075)

Net Cash used in Investing Activities	134,233	(369,553)

Financing Activities
Borrowings on bank loans and overdraft facility	9,811	71,593
Payment of bank loans and overdraft facility	(47,871)	(24,158)
Payment of long-term borrowings	(601)	—
Payment of Senior Secured Notes	—	(14,445)
Repayment of obligation to former shareholders	(28,814)	—
Hedge closure	(1,940)	—
Movements in capital leases payable	(1,245)	816
Issuance of shares in public placement	—	233,844
Transactions with equity holders	(7,876)	—
Net Borrowings on Convertible Senior Notes	—	304,403
Options exercised	276	1,068

Net Cash provided by Financing Activities	(78,260)	573,121

Currency effect on brought forward cash balances	4,470	23,593
Net Increase / (Decrease) in Cash	118,352	277,315
Cash and cash equivalents at beginning of period	107,601	87,867

Cash and cash equivalents at end of period	$225,953	$365,182

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$19,047	$86,533

Supplemental disclosures of cash flow information
Interest paid	$34,565	$23,940
Income tax paid	$8,653	$13,463

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

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our Company consolidates all entities that we control by ownership of a majority voting interest. We also consolidate the Whitehall Group, in which the Company controls 49.9% of voting interest, and the Russian Alcohol Group, of which we do not have voting control. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

SFAS 160 applies prospectively, except for presentation and disclosure requirements, which are applied retrospectively.

The changes in redeemable noncontrolling interests for the six months ended June 30, 2009 are shown below:

Balance at December 31, 2008	$33,642
Net (loss) for 2009	(358)
Foreign currency translation adjustment	(2,165)
JV Revaluation into RUR as a functional currency	(3,517)
Purchase of shares from noncontrolling interests	(6,728)

Balance at June 30, 2009	$20,874

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

FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the CSNs, which is March 7, 2008 to March 15, 2013. The condensed consolidated income statements were retroactively modified compared to previously reported amounts as follows (in thousands, except per share amounts):

	Six months ended June 30, 2008	Three months ended June 30, 2008
Additional pre-tax non-cash interest expense	1,447	1,190
Additional deferred tax benefit	507	417
Retroactive change in net income and retained earnings	(940)	(773)
Change to basic earnings per share	$(0.02)	$(0.02)
Change to diluted earnings per share	$(0.02)	$(0.02)

For the three and six months ended June 30, 2009, the additional pre-tax non-cash interest expense recognized in the condensed consolidated income statement was $1.0 million and $2.0 million respectively. Accumulated amortization related to the debt discount was $5.0 million and $3.1 million as of June 30, 2009 and December 31, 2008, respectively. The annual pre-tax increase in non-cash interest expense on our condensed consolidated statements of income to be recognized until 2013, the maturity date of the CSNs, is as follows (in thousands):

Pre-tax increase in non-cash interest expense
2009	3,921
2010	4,098
2011	4,282
2012	4,285

3.	ACQUISITIONS

Acquisitions made prior to December 31, 2008 were accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). Effective January 1, 2009, all business combinations are accounted for in accordance with SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).

On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. Pursuant to the terms of this amendment, the Company paid to the seller $5,876,351 in cash, and issued to the seller 2,100,000 shares of its common stock, in settlement of a minimum share price guarantee by the Company. The Company also made an additional cash payment of $2,000,000 on March 15, 2009. The first portion of deferred payments already due under the original Stock Purchase Agreement amounting to €8,050,411 was settled August 4, 2009 and the remaining portion of €8,303,630 is due on September 15, 2009. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall, which represents an increase in the Company’s economic stake from 75% to 80%.

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

The Company has consolidated the Whitehall Group as a business combination as of May 23, 2008, on the basis that the Whitehall Group is a Variable Interest Entity and the Company has been assessed as being the primary beneficiary. Included within the Whitehall Group is a 50/50 joint venture with Möet Hennessy. This joint venture is accounted for using the equity method and is recorded on the face of the balance sheet in investments with minority interest initially recorded at fair value on the face of the balance sheet. The current term of the joint venture is until June 2013 at which point Möet Hennessy will have the option to acquire the remaining shares of the entity.

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

On April 24, 2009, the Company entered into new agreements with Lion to replace the Prior Agreement, which will permit the Company, through a multi-stage equity purchase, to acquire over the next five years (including 2009) all of the equity interests in RAG held by Lion (the “Acquisition”), including a Note Purchase and Share Subscription Agreement between the Company, Carey Agri International – Poland Sp. z o.o., a Polish limited liability company and subsidiary of the Company (“Carey Agri”), Lion/Rally Cayman 2, a company incorporated in the Cayman Islands and the acquisition vehicle used for the original investment (“Cayman 2”), and Lion/Rally Cayman 5, a company incorporated in the Cayman Islands and an affiliate of Lion (“Cayman 5,” and such agreement, the “Note Purchase Agreement”). As a result of this agreement, the Company has assessed RAG as a variable interest entity, with the Company being the primary beneficiary. Pursuant to this change, the Company has begun to consolidate RAG as of the second quarter of 2009 and recorded a non-controlling interest of 9.4% representing equity not held by the Company or Lion Capital.

Pursuant to the Note Purchase Agreement, on April 29, 2009, Carey Agri paid to Cayman 5 $13,500,000 in cash in exchange for certain indirect equity interests in RAG, sold to Cayman 2 the $110,639,000 subordinated exchangeable loan notes issued by an affiliate of Cayman 2 to Carey Agri in connection with the initial investment, and used the proceeds to acquire additional indirect equity of RAG. In addition, (1) the Company will issue to Cayman 5 $17,150,000 in common stock, par value $0.01, of the Company (“Common Stock”) on the first business day after a registration statement relating to that Common Stock is declared effective by the United States Securities and Exchange Commission as contemplated by the Registration Rights Agreement (as discussed below), and (2) Carey Agri will pay to Cayman 5 $4.25 million in cash on August 14, 2009 (which cash payment may be replaced in whole or in part by an issuance of $5,000,000 in Common Stock under certain circumstances). In exchange for this consideration, the Company will receive additional indirect equity interests in RAG. The Company has guaranteed all of the obligations of Carey Agri under the Note Purchase Agreement. Pursuant to the terms of the Note Purchase Agreement, if any issuance of Common Stock pursuant to the Note Purchase Agreement would cause Cayman 5 and its affiliates to own 5% or more of the outstanding Common Stock or voting power of the Company (the “Threshold”), then the issuance of such Common Stock will be deferred until it can be issued without breaching the Threshold. In addition, if any issuance of Common Stock pursuant to the Note Purchase Agreement would result in the Company having issued, in the aggregate in connection with the Acquisition, a number of shares of Common Stock in excess of 20% of the shares of Common Stock outstanding (the “20% Limit”), then the Company will issue that number of shares of Common Stock that will not breach the 20% Limit and, within 90 days thereafter, will deliver the remainder in cash, Common Stock, or a combination thereof, as the Company may elect. After consummating the transactions contemplated by the Note Purchase Agreement, the Company will hold approximately 54% of the equity interests in RAG.

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

Pursuant to the Option Agreement, Cayman 4 and Cayman 5 granted to Cayman 7 a series of options entitling Cayman 7 to acquire, subject to the receipt of certain antitrust approvals, the remaining equity interests of RAG held by Lion through Cayman 4 and Cayman 5 (the “Cayman 7 Call Options”). In connection with the exercise of these options, Cayman 7 will receive certain equity interests in RAG, and will pay to Cayman 4 and Cayman 5 consideration as follows: (1) 1,000,000 shares of Common Stock issuable on or within 30 days after October 31, 2009, (2) 1,575,000 shares of Common Stock issuable on June 15, 2010 and $25,330,517 and €22,822,679 payable in cash on or within 30 days after June 30, 2010 (up to $15,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock), (3) $69,083,229 and €62,243,670 payable in cash on or within 60 days after May 31, 2011 (up to $15,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock), (4) 751,852 shares of Common Stock issuable, and $70,019,690 and €63,087,417 payable in cash, on or within 90 days after July 31, 2012, and (5) $69,083,229 and €62,243,670 payable in cash on or within 120 days after May 31, 2013 (subject to reduction by up to $10,000,000, and up to $20,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock, in each case based upon the date on which such Cayman 7 Call Option is exercised and consummated). The amounts of cash payable, and number of shares issuable, are subject to certain adjustments based on the price of one share of Common Stock, and reduction in the event of early payment by the Company, in each case over the course of the Acquisition. The Company also will be able to apply the value of any dividends from RAG, in respect of its and Lion’s equity stakes, to prepayment of the consideration. Upon the consummation of all of the transactions contemplated above, the Company will hold all of the equity interests in RAG previously held by Lion, and will hold substantially all of the equity interests in RAG.

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

As of the acquisition date, April 24, 2009, CEDC recorded at fair value all future payments due under the Option Agreement as a liability. The total present value of deferred consideration as of April 24, 2009 amounted to $447.2 million and was determined using a 14.5% discount rate. The present value of the liability is amortized over the period of time the liability is outstanding, until the last portion of the liability is settled in May 2013, with a recognition of a non cash interest expense every quarter in the statement of income. The discounted amortization charge for the period from April 24, 2009 to June 30, 2009 amounted to $11.2 million.

Starting from the second quarter of 2009, the Company is consolidating all profit and loss results for Cayman 2 except for the 9.4% share not held by the Company or Lion Capital. The Company accounts for the 9.4% of non-controlling interest being presented under the equity section in the consolidated balance sheet of CEDC.

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

Beginning from the execution of the Governance Agreement, the Company will receive significantly enhanced minority rights in the management of RAG, including approval of dividends, RAG’s business plan and material contracts. The Company will have the right to additional governance rights subject to the receipt of certain antitrust approvals. Once the Company has paid consideration in the aggregate of $230,000,000 to Lion, the Company and Lion will jointly govern RAG as a 50-50 joint venture. Once the Company has paid consideration in the aggregate of $380,000,000 to Lion, the Company will gain sole management control of RAG, and Lion will be granted certain minority rights. The Company has the right to accelerate this process by accelerating the payments it is required to make, with any accelerated payments being reduced by an 8% per annum discount factor.

The fair value of the net assets acquired in connection with the 2009 Russian Alcohol Group Acquisition as of the acquisition date is:

Russian Alcohol Group
ASSETS

Cash and cash equivalents	154,276
Accounts receivable	147,196
Inventory	40,902
Deferred tax asset	31,184
Taxes	14
Other current assets	52,296
Equipment	105,238
Intangibles, including Trademarks	175,334
Investments	25

Total Assets	$706,465

LIABILITIES

Trade payables	42,895
Short term borrowings	44,368
Deferred tax	42,556
Other short term liabilities	91,416
Long term borrowings	386,907
Long term accruals	50,000

Total Liabilities	$658,142

Net identifiable assets and liabilities	48,323

Goodwill on acquisition	865,351

Consideration paid, satisfied in cash	13,500
Consideration paid, satisfied in Notes	110,639
Fair value of previously held interest	292,289
Deferred consideration	447,247
Non-controlling interest	50,000

Cash (acquired)	$154,276

Net Cash Inflow	$(140,776)

The goodwill arising out of the Russian Alcohol Group acquisition is attributable to the expansion our sales and distribution platform in Russia that it provides to the Company as well as expected synergies to be utilized from consolidation of our Russian operations.

The Company has recorded a provision for contingent consideration that is provided for within the framework of transactions related to the acquisition of control over the Russian Alcohol Group. The fair value of this contingent consideration amounts to $50 million. This consideration is estimated to be settled by year end.

Resulting from the acquisition of the Russian Alcohol Group, the Company recognized a one-time gain on remeasurement of previously held equity interest in the six month period ended June 30, 2009. The fair value of this gain amounts to $225.6 million.

During the second quarter of 2009, the Russian Alcohol Group made payments related to pre-acquisition tax penalties amounting to $28.7 million. These costs are reimbursed by the sellers and has been netted off with loans from them.

The following table sets forth the unaudited pro forma results of operations of the Company for the three and six month periods ending June 30, 2009 and 2008. The unaudited pro forma results of operations give effect to the Company’s acquisitions as if they occurred on January 1, 2009 and 2008. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales	$362,105	$555,829	$660,787	$972,864
Net income	$213,726	$259,682	$66,083	$266,349

Net income per share data:

Basic earnings per share of common stock	$4.34	$6.11	$1.36	$6.40
Diluted earnings per share of common stock	$4.00	$5.99	$1.25	$6.28

4.	EXCHANGEABLE CONVERTIBLE NOTES

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

On April 24, 2009 the Company sold to Cayman 2 the subordinated exchangeable loan notes plus accrued interest for a total of $110.6 million, and used the proceeds to purchase an additional 100 million shares of Cayman 2, which resulted in an increase of the Company’s indirect equity interest in RAG from 41.97% to 52.86%. For detail please refer to Note 20.

5.	INTANGIBLE ASSETS OTHER THAN GOODWILL

The major components of intangible assets are:

	June 30, 2009	December 31, 2008
Non-amortizable intangible assets:
Trademarks	$718,851	$563,689
Impairment	$(20,309)	—

Total	698,542	563,689
Amortizable intangible assets:
Trademarks	5,199	5,568
Customer relationships	7,643	7,749
Less accumulated amortization	(7,631)	(6,501)
Total	5,211	6,816

Total intangible assets	$703,753	$570,505

Management considers trademarks that are indefinite-lived assets to have high or market-leader brand recognition within their market segments based on the length of time they have existed, the comparatively high volumes sold and their general market positions relative to other products in their respective market segments. These trademarks include Soplica, Zubrowka, Absolwent, Royal, Parliament, Green Mark, Zhuravli and the rights for Bols Vodka in Poland, Hungary and Russia. Taking the above into consideration, as well as the evidence provided by analyses of vodka products life cycles, market studies, competitive and environmental trends, management believes that these brands will generate cash flows for an indefinite period of time, and that the useful lives of these brands are indefinite.

In accordance with SFAS 142, intangible assets with an indefinite life are not amortized but are reviewed at least annually for impairment. However, we decided to test these trademarks for impairment in the second quarter of 2009 due to current market conditions and lower than expected sales volumes.

Based on our revised outlook, the fair value of some of trademarks, as determined using the estimated present value of future cash flows, did not support the recorded value due to impact global economic downturn on consumer spendings. Accordingly, our second quarter 2009 results include impairment charge of $ 20.3 million to write down the trademarks. We used the same assumptions and methodologies as described in Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis.

6.	EQUITY METHOD INVESTMENTS IN AFFILIATES

We hold the following investments in unconsolidated affiliates:

		Carrying Value
	Type of affiliate	June 30, 2009	December 31, 2008
Moet Hennessy JV	Equity-Accounted Affiliate	$60,094	$77,918
Russian Alcohol Group	Fully Consolidated Affiliate *	—	111,325

	Total Carrying value	$60,094	$189,243

*	As described in Note 3, from the second quarter of 2009, the Company began consolidating Russian Alcohol Group as a business combination. RAG was accounted for under the equity method in prior periods.

The Company has effective voting interest in Moet Hennessy JV of 25% and no voting control over Russian Alcohol Group.

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

The summarized financial information of investments in Moet Hennessy Joint Venture consolidated under the equity method as of June 30, 2009 is shown in the table below. The results for the six months ended June 30, 2009 also include the results of the Russian Alcohol Group that were consolidated under the equity method until April 24, 2009.

	Total June 30, 2009
Current assets	33,508
Noncurrent assets	401
Current liabilities	9,100
Noncurrent liabilities	—

	Total Three months ended June 30, 2009	Total Six months ended June 30, 2009
Net sales	7,511	94,964
Gross profit	3,533	48,604
Income from continuing operations	1,340	(39,945)
Net income	905	(42,739)

7.	COMPREHENSIVE INCOME/(LOSS)

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

As of June 30, 2009, our functional currencies (Polish Zloty, Russian Ruble and Hungarian Forint) used to translate the balance sheet strengthened against the U.S. dollar as compared to the exchange rate as of December 31, 2008, and as a result a comprehensive gain was recognized. Additionally, translation gains and losses with respect to long-term subordinated inter-company loans with the parent company are charged to other comprehensive income. No deferred tax benefit has been recorded on the comprehensive income/(loss) in regard to the long-term inter-company transactions with the parent company, as the repayment of any equity investment is not anticipated in the foreseeable future.

8.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic:
Net income attributable to CEDC shareholders	$213,726	$46,034	$126,065	$64,399

Weighted average shares of common stock outstanding	49,213	42,503	48,568	41,612
Basic earnings per share	$4.34	$1.08	$2.60	$1.55

Diluted:
Net income attributable to CEDC shareholders	$213,726	$46,034	$126,065	$64,399

Weighted average shares of common stock outstanding	49,213	42,503	48,568	41,612
Net effect of dilutive employee stock options based on the treasury stock method	217	832	127	780
Net effect of dilutive shares to be issued to Lion	4,013	—	4,013	—

Totals	53,443	43,335	52,708	42,392
Diluted earnings per share	$4.00	$1.06	$2.39	$1.52

Employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during the three and six months periods ended June 30, 2009 and 2008. In addition there is no adjustment to fully diluted shares related to the Convertible Senior Notes as the average market price was below the conversion price for the periods.

Four million shares of the Company’s common stock to be issued to Lion Capital in the future in connection with CEDC’s acquisition of Lion Capital’s remaining interest in RAG have been included in the above calculation of diluted earnings per share. These four million shares have not been issued yet.

9.	BORROWINGS

Bank Facilities

On July 10, 2008, the Company entered into a Facility Agreement for a syndicated facility arranged by Goldman Sachs International, Bank Austria Creditanstalt AG, ING Bank N.V. London Branch and Raiffeisen Zentralbank Österreich AG, which provided for a term loan facility of $315 million. $35 million of the term loan matures on July 1, 2013, $195 million of the term loan matures on July 1, 2014 and the remaining $70 million matures on July 1, 2015. The term loan is guaranteed by Pasalba and Latchey Ltd., and certain other companies in the Russian Alcohol Group and is secured by all of the shares of capital stock of Russian Alcohol Group.

As of June 30, 2009, $32.3 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis. As of June 30, 2009, the Company had utilized approximately $75.7 million of a multipurpose credit line agreement in connection with the 2007 tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company and are secured by 33.95% of the share capital of Polmos Białystok S.A. The indebtedness under the credit line agreement matures on February 24, 2011.

On March 31, 2009, the Company received from BRE Bank S.A. a promissory letter for the prolongation of existing loan of $25.4 million setting out the repayment date for August 31, 2010. Based on the above, we classified this loan as a long term in the accompanying consolidated balance sheet.

On April 24, 2008, the Company signed a credit agreement with Bank Zachodni WBK SA in Poland to provide up to $50 million of financing to be used to finance a portion of the Parliament and Whitehall acquisition, as well as general working capital needs of the Company. The agreement provides for a $30 million five year amortizing term facility and a one year $20 million short term facility with annual renewal. In the second quarter of 2009 the portion of $30 million was converted into Polish Zlotys and the maturity was extended to May 2010. The loan is guaranteed by the Company, Bols Sp. z o.o, a wholly owned subsidiary of the Company (“Bols”) and certain other subsidiaries of the Company, and is secured by all of the capital stock of Bols and 60% of the capital stock of Copecresto.

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

As of June 30, 2009 and December 31, 2008, the Company had accrued interest of $11.9 million and $12.0 million respectively related to the Senior Secured Notes, with the next coupon due for payment on July 25, 2009. As of June 30, 2009 and December 31, 2008 accrued interest related to Senior Secured Notes is presented together with the Senior Secured Notes balance. Total obligations under the Senior Secured Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method and fair value adjustments from the application of hedge accounting as shown in the table below:

	June 30, 2009	December 31, 2008
Senior Secured Notes	$357,981	$357,934
Fair value bond mark to market	(301)	(7,124)
Unamortized portion of closed hedges	(2,151)	(553)
Unamortized issuance costs	(4,085)	(5,223)

Total	$351,444	$345,034

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

Effective January 1, 2009, we adopted FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is effective for our $310 million Convertible Notes and requires retrospective application for all periods presented. The FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the Convertible Notes. For additional information, see Note 2.- Basis of Presentation. On July 10, 2009, we filed a Current Report on Form 8-K to reflect the retrospective effect of this adjustment to our financial statements, management’s discussion and analysis and other disclosure in our annual report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 2, 2009, as subsequently amended.

As of December 31, 2008 accrued interest related to Convertible Senior Notes is presented in other accrued liabilities of $2.7 million. As of June 30, 2009 accrued interest is presented together with the Convertible Senior Notes balance of $2.7 million, with the next coupon due for payment on September 15, 2009. Total obligations under the Convertible Senior Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	June 30, 2009	December 31, 2008
Convertible Senior Notes	$312,709	$310,000
Unamortized issuance costs	(4,202)	(4,791)
Debt discount related to Convertible Senior Notes	(14,636)	(16,585)

Total	$293,871	$288,624

Total borrowings as disclosed in the financial statements are:

	June 30, 2009	December 31, 2008
Short term bank loans and overdraft facilities for working capital	$76,505	$109,552

Total short term bank loans and utilized overdraft facilities	76,505	109,552

Long term bank loans for share tender	75,710	81,081
Long term obligations under Senior Secured Notes	351,444	345,034
Long term obligations under Convertible Senior Notes	293,871	288,624
Other total long term debt, less current maturities	364,213	89,429

Total debt	$1,161,743	$913,720

	June 30, 2009
Principal repayments for the following years
2009	$34,449
2010	108,488
2011	100,247
2012	377,409
2013 and beyond	541,150

Total	$1,161,743

10.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	June 30, 2009	December 31, 2008
Raw materials and supplies	$36,140	$18,352
In-process inventories	3,803	1,698
Finished goods and goods for resale	160,184	160,254

Total	$200,127	$180,304

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

The Company operates and manages its business based upon three primary segments: Poland, Russia and Hungary. Selected financial data split based upon this segmentation assuming elimination of intercompany revenues and profits is shown below:

	Segment Net Revenues
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Segment
Poland	$216,292	$349,736	$383,704	$647,126
Russia	137,854	62,347	181,238	69,572
Hungary	7,959	9,219	15,055	18,224

Total Net Sales	$362,105	$421,302	$579,997	$734,922

	Operating Profit
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Segment
Poland	$225,588	$29,516	$240,491	$53,665
Russia	22,072	14,292	28,331	15,949
Hungary	1,229	1,406	1,836	2,810
Corporate Overhead
General corporate overhead	(706)	(1,459)	(1,205)	(2,435)
Option Expense	(959)	(912)	(1,923)	(1,678)

Total Operating Profit	$247,224	$42,843	$267,530	$68,311

	Identifiable Operating Assets
	June 30, 2009	December 31, 2008
Segment
Poland	$1,255,297	$1,625,471
Russia	2,282,835	814,400
Hungary	28,585	37,842
Corporate	7,639	5,973

Total Identifiable Assets	$3,574,356	$2,483,686

	Goodwill
	June 30, 2009	December 31, 2008
Segment
Poland	$438,017	$469,094
Russia	1,181,148	269,109
Hungary	6,586	7,053
Corporate	—	—

Total Goodwill	$1,625,751	$745,256

14.	INTEREST INCOME / (EXPENSE)

For the three and six months ended June 30, 2009 and 2008 respectively, the following items are included in Interest income / (expense):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest income	$3,418	$2,254	$6,811	$3,628
Interest expense	(25,815)	(16,741)	(40,948)	(29,900)

Total interest (expense), net	$(22,397)	$(14,487)	$(34,137)	$(26,272)

15.	OTHER FINANCIAL INCOME / (EXPENSE)

For the three and six months ended June 30, 2009 and 2008, the following items are included in Other Financial Income / (Expense):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Foreign exchange impact related to foreign currency financing	$70,812	$31,043	$(42,143)	$39,958
Foreign exchange impact related to long term Notes receivable	(8,124)	—	9,276	—
Write-off of hedge associated with retired debt	—	—	—	(305)
Write-off of financing costs associated with retired debt	—	—	—	(851)
Other gains / (losses)	600	957	(65)	2,301

Total other financial income / (expense), net	$63,288	$32,000	$(32,932)	$41,103

16.	FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash and cash equivalents – The carrying amount approximates fair value because of the short maturity of those instruments.

•

Short term securities – This consists of FX options to protect against foreign exchange risk of payments related to term loans denominated in U.S. Dollars in years 2009 and 2010. At quarter end the change in fair value of options, based on the mark to market valuation, is recorded as a gain or loss in the consolidated statement of income.

•	Equity method investment in affiliates – The fair value of investment in joint venture with Möet Hennessy based on a independent valuation prepared on acquisition.

•

Bank loans, overdraft facilities and long-term debt – The fair value of the Corporation’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Corporation for debt of the same remaining maturities.

The estimated fair values of the Corporation’s financial instruments are as follows:

	June 30, 2009
	Carrying Amount	Fair Value
Cash and cash equivalents	$225,953	$225,953
Hedges included in Prepaid expenses and other current assets	3,096	3,096
Equity method investment in affiliates	60,094	60,094
Bank loans, overdraft facilities and long-term debt	1,161,743	1,161,743

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

As at June 30, 2009 the Company’s subsidiary, Russian Alcohol Group was part of the following hedge transactions:

•

U.S. Dollar to Russian Ruble foreign exchange rate hedge to protect against foreign exchange risk of payments related to term loans denominated in U.S. Dollars. The fair value as of the acquisition date equaled to total premium of $7.4 million and a fair value as of June 30, 2009 of $1.2 million.

•	Interest rate hedge to fix cost related to the term loans denominated in U.S. Dollars with floating interest rate. Based on the mark to market valuation fair value as of June 30, 2009 is $1.9 million.

Both of these hedges are not qualified for hedging accounting with all changes in fair values at the end of each interim period being recorded as a gain or loss in the statement of income base on the mark to market valuation.

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

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. As at June 30, 2009, we have no material financial assets or liabilities carried at fair value using significant level 1 or level 3 inputs and the only instruments we value using level 2 inputs are listed below:

As at June 30, 2009 the Company’s subsidiary, the Russian Alcohol Group, was part of the following hedge transactions:

•

U.S. Dollar to Russian Ruble foreign exchange rate hedge to protect against foreign exchange risk of payments related to term loans denominated in U.S. Dollars. The fair value as of the acquisition date equaled to total premium of $7.4 million and a fair value as of June 30, 2009 of $1.2 million.

•	Interest rate hedge to fix cost related to the term loans denominated in U.S. Dollars with floating interest rate. Based on the mark to market valuation fair value as of June 30, 2009 is $1.9 million.

Both of these hedges are not qualified for hedging accounting with all changes in fair values at the end of each interim period being recorded as a gain or loss in the statement of income base on the mark to market valuation.

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

A summary of the Company’s stock option and restricted stock units activity, and related information for the six months ended June 30, 2009 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2009	1,350,252	$28.16
Granted	132,125	$19.79
Exercised	—	$—
Forfeited	—	$—

Outstanding at March 31, 2009	1,482,377	$27.86
Exercisable at March 31, 2009	1,038,225	$22.22

Outstanding at March 31, 2009	1,482,377	$27.86
Granted	68,500	$20.24
Exercised	(20,250)	$13.65
Forfeited	(9,500)	$60.92

Outstanding at June 30, 2009	1,521,127	$27.50
Exercisable at June 30, 2009	1,089,550	$22.87

Nonvested restricted stock units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2009	68,555	$51.42
Granted	13,341	$19.58
Vested	—	$—
Forfeited	(458)	$74.15

Nonvested at March 31, 2009	81,438	$46.08

Nonvested at March 31, 2009	81,438	$46.08
Granted	1,743	$19.69
Vested	(2,740)	$34.51
Forfeited	(3,229)	$46.71

Nonvested at June 30, 2009	77,212	$45.87

During 2009, the range of exercise prices for outstanding options was $1.13 to $60.92. During 2009, the weighted average remaining contractual life of options outstanding was 5.7 years. Exercise prices for options exercisable as of June 30, 2009 ranged from $1.13 to $60.92. The Company has also granted 1,743 restricted stock units to its employees at an average price of $19.69.

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of June 30, 2009, the Company has not changed the terms of any outstanding awards.

During the six months ended June 30, 2009, the Company recognized compensation cost of $1.92 million and a related deferred tax asset of $0.34 million.

As of June 30, 2009, there was $4.6 million of total unrecognized compensation cost related to non-vested stock options and restricted stock units granted under the Plan. The costs are expected to be recognized over a weighted average period of 33 months through 2009-2012.

For the six month period ended June 30, 2009, the compensation expense related to all options was calculated based on the fair value of each option grant using the binomial distribution model. The Company has never paid cash dividends and does not currently have plans to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on average of implied and historical volatility projected over the remaining term of the options. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	2009	2008
Fair Value	$8.07	$18.16
Dividend Yield	0%	0%
Expected Volatility	47.3 - 80.4% %	34.1% - 38.5%
Weighted Average Volatility	57.6%	37.5%
Risk Free Interest Rate	0.4%	1.5% - 3.2%
Expected Life of Options from Grant	3.2	3.2

19.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

As part of the Share Purchase Agreement related to the October 2005 Polmos Bialystok Acquisition, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish Zloty during the five years after the acquisition was consummated. As of June 30, 2009, the Company had invested 66.6 million Polish Zloty (approximately $21.0 million) in Polmos Bialystok.

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

The Company’s right may be exercised beginning on March 13, 2015 and will terminate on the earliest to occur of (1) the delivery of a notice of default under the shareholders’ agreement, (2) the delivery of a notice of the other shareholder’s exercise of its right in respect of all of the Copecresto capital stock held by such shareholder and (3) the date that is ten years after the date of completion of certain reorganization transactions relating to Copecresto. The other shareholder’s right may be exercised beginning on March 13, 2011 and will terminate on the earliest to occur of (A) the delivery of a notice of default under the shareholders’ agreement, (B) the Company’s exercise of its right and (C) the date that is ten years after the date of completion of certain reorganization transactions relating to Copecresto. The other shareholder also may exercise its right one or more times within the three months following any change in control of the Company or of Bols Sp. z o.o., a subsidiary of the Company. The Company is currently in the process of negotiating with the sellers an early exercise of this option, with an expected value of $65 million for the remaining 15% of minority shareholding. We can provide no assurances as to whether or on what terms an agreement may be reached.

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

The first portion of deferred payments already due under the original Stock Purchase Agreement amounting to €8,050,411 was settled on August 4, 2009 and the remaining portion of €8,303,630 is due on September 15, 2009. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall, which represents an increase in the Company’s economic stake from 75% to 80%. Additionally, if, during the 210 day period immediately following the effectiveness of the registration statement the Company is obligated to file to register the shares of Company common stock obtained by the seller in this transaction, the seller sells any of the Company common stock it acquired in the transaction for an average sales price per share, weighted by volume, that is less than $12.03, per share, the Company must pay to the seller the excess, if any, of $12.03 over the volume weighted average sales price per share of the Company’s common stock on the day the sale took place, multiplied by the total number of shares sold. Finally, the Company may be obligated to make an additional cash payment to the seller, ranging from €0 to €1,500,000, based upon whether and to what extent the price of a share of the Company’s common stock exceeds $12.03 during that same 210 day period. If the Company must make any such payment, it will receive in return up to an additional 75 Class B shares, which represents up to an additional 1% economic stake of Whitehall, based on the size of the payment.

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

20.	DEFERRED CONSIDERATION

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

On April 24, 2009, the Company entered into new agreements with Lion to replace the Prior Agreement, which will permit the Company, through a multi-stage equity purchase, to acquire over the next five years (including 2009) all of the equity interests in RAG held by Lion (the “Acquisition”), including a Note Purchase and Share Subscription Agreement between the Company, Carey Agri International – Poland Sp. z o.o., a Polish limited liability company and subsidiary of the Company (“Carey Agri”), Lion/Rally Cayman 2, a company incorporated in the Cayman Islands and the acquisition vehicle used for the original investment (“Cayman 2”), and Lion/Rally Cayman 5, a company incorporated in the Cayman Islands and an affiliate of Lion (“Cayman 5,” and such agreement, the “Note Purchase Agreement”). As a result of this agreement, the Company has assessed RAG as a variable interest entity, with the Company being the primary beneficiary. Pursuant to this change, the Company has begun to consolidate RAG as of the second quarter of 2009 and recorded a non-controlling interest of 9.4% representing equity not held by the Company or Lion Capital.

Pursuant to the Note Purchase Agreement, on April 29, 2009, Carey Agri paid to Cayman 5 $13,500,000 in cash in exchange for certain indirect equity interests in RAG, sold to Cayman 2 the $110,639,000 subordinated exchangeable loan notes issued by an affiliate of Cayman 2 to Carey Agri in connection with the initial investment, and used the proceeds to acquire additional indirect equity of RAG. In addition, (1) the Company will issue to Cayman 5 $17,150,000 in common stock, par value $0.01, of the Company (“Common Stock”) on the first business day after a registration statement relating to that Common Stock is declared effective by the United States Securities and Exchange Commission as contemplated by the Registration Rights Agreement (as discussed below), and (2) Carey Agri will pay to Cayman 5 $4.25 million in cash on August 14, 2009 (which cash payment may be replaced in whole or in part by an issuance of $5,000,000 in Common Stock under certain circumstances). In exchange for this consideration, the Company will receive additional indirect equity interests in RAG. The Company has guaranteed all of the obligations of Carey Agri under the Note Purchase Agreement. Pursuant to the terms of the Note Purchase Agreement, if any issuance of Common Stock pursuant to the Note Purchase Agreement would cause Cayman 5 and its affiliates to own 5% or more of the outstanding Common Stock or voting power of the Company (the “Threshold”), then the issuance of such Common Stock will be deferred until it can be issued without breaching the Threshold. In addition, if any issuance of Common Stock pursuant to the Note Purchase Agreement would result in the Company having issued, in the aggregate in connection with the Acquisition, a number of shares of Common Stock in excess of 20% of the shares of Common Stock outstanding (the “20% Limit”), then the Company will issue that number of shares of Common Stock that will not breach the 20% Limit and, within 90 days thereafter, will deliver the remainder in cash, Common Stock, or a combination thereof, as the Company may elect. After consummating the transactions contemplated by the Note Purchase Agreement, but excluding Cayman 7’s acquisition of additional indirect equity interests described below, the Company will hold approximately 54% of the equity interests in RAG.

On August 3, 2009, Lion/Rally Cayman 7, a limited partnership organized in the Cayman Islands (“Cayman 7”), acquired additional indirect equity interests in RAG as a result of the acquisition by Lion/Rally Cayman 6, a Cayman Islands company (“Cayman 6”) of equity interests in RAG from certain minority investors (the “Selling Minority Investors”). The Company indirectly acquired such equity through a subscription for additional limited partnership interests in Cayman 7, of which it holds 100% of the economic interests and the general partner of which is an affiliate of Lion. Cayman 7 made a further investment in Cayman 6, as a result of which Cayman 6 acquired the equity interests in RAG from the Selling Minority Investors in exchange for $30,000,000, funded by the Company. After giving effect to this acquisition of minority interests and the transactions contemplated by the Note Purchase Agreement, the Company will hold approximately 58% of the equity interests in RAG.

On May 7, 2009, the Company entered into an Option Agreement (the “Option Agreement”) with Cayman 4, Cayman 5, Cayman 6, and Cayman 7. The Option Agreement will govern the Company’s acquisition of the remaining equity interests in RAG held by Lion over the following four years.

Pursuant to the Option Agreement, Cayman 4 and Cayman 5 granted to Cayman 7 a series of options entitling Cayman 7 to acquire, subject to the receipt of certain antitrust approvals, the remaining equity interests of RAG held by Lion through Cayman 4 and Cayman 5 (the “Cayman 7 Call Options”). In connection with the exercise of these options, Cayman 7 will receive certain equity interests in RAG, and will pay to Cayman 4 and Cayman 5 consideration as follows: (1) 1,000,000 shares of Common Stock issuable on or within 30 days after October 31, 2009, (2) 1,575,000 shares of Common Stock issuable on June 15, 2010 and $25,330,517 and €22,822,679 payable in cash on or within 30 days after June 30, 2010 (up to $15,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock), (3) $69,083,229 and €62,243,670 payable in cash on or within 60 days after May 31, 2011 (up to $15,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock), (4) 751,852 shares of Common Stock issuable, and $70,019,690 and €63,087,417 payable in cash, on or within 90 days after July 31, 2012, and (5) $69,083,229 and €62,243,670 payable in cash on or within 120 days after May 31, 2013 (subject to reduction by up to $10,000,000, and up to $20,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock, in each case based upon the date on which such Cayman 7 Call Option is exercised and consummated). The amounts of cash payable, and number of shares issuable, are subject to certain adjustments based on the price of one share of Common Stock, and reduction in the event of early payment by the Company, in each case over the course of the Acquisition. The Company also will be able to apply the value of any dividends from RAG, in respect of its and Lion’s equity stakes, to prepayment of the consideration. Upon the consummation of all of the transactions contemplated above, the Company will hold all of the equity interests in RAG previously held by Lion, and will hold substantially all of the equity interests in RAG.

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

As of the acquisition date, April 24, 2009, the Company treated the acquisition of the RAG equity interests held by Lion as if this acquisition had happened on April 24, 2009. As of this date CEDC recorded at fair value all future payments due under the Option Agreement as a liability. The total present value of deferred consideration as of April 24, 2009 amounted to $447.2 million and was determined using a 14.5% discount rate. The present value of the liability is amortized over the period of time the liability is outstanding, until the last portion of the liability is settled in May 2013, with recognition of a non cash interest expense every quarter in the statement of income. The discounted amortization charge for the period from April 24, 2009 to June 30, 2009 amounted to $11.2 million.

Starting from the second quarter of 2009, the Company is consolidating all profit and loss results for Cayman 2 except for the 9.4% share not held by the Company or Lion Capital. The Company accounts for the 9.4% of non-controlling interest being presented under the equity section in the consolidated balance sheet of CEDC.

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

The Company expects that it would finance all or a portion of its obligations under the agreements described above through additional sources of debt or equity funding. We cannot provide assurances as to whether or on what terms such funding would be available.

21.	RELATED PARTY TRANSACTION

In January of 2005, the Company entered into a rental agreement for a facility located in northern Poland, which is 33% owned by the Company’s Chief Operating Officer. The monthly rent to be paid by the Company for this location is approximately $16,300 per month and relates to facilities to be shared by two subsidiaries of the Company.

During the six months of 2009, the Company made sales and purchases transactions with ZAO Urhozay an entity partially owned by a CEDC Board Member, Sergey Kupriyanov. Urozhay is acting as a toll filler for the Company. All sales related mainly to raw materials for production and were made on normal commercial terms. Total sales for the six months ended June 30, 2009 were approximately $9.2 million. Purchases of finished goods from ZAO Urozhay were approximately $28.9 million.

During the six months of 2009, the Company made sales to a restaurant which is partially owned by the Chief Executive Officer of the Company. All sales were made on normal commercial terms, and total sales for the six months ended June 30, 2009 and 2008 were approximately $51,000 and $38,000.

One of the Company’s subsidiaries has a loan denominated in Euro from Herodius Holdings Limited, a company owned by a co-owner of Whitehall Group. The loan balance including accrued interest as at June 30, 2009 is $11.4 million. The loan accrues interest at normal market rates.

22.	SUBSEQUENT EVENTS

On July 20, 2009, the Company, in connection with the offer and sale (the “Offering”) of 8,350,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), of which 6,850,000 shares of Common Stock were issued and sold by the Company and 1,500,000 shares of Common Stock were sold by Mark Kaoufman (the “Selling Stockholder”), entered into an Underwriting Agreement (the “Underwriting Agreement”) with the Selling Stockholder and Jefferies & Company, Inc. and UniCredit CAIB Securities UK Ltd., as representatives of the several underwriters named therein (the “Underwriters”). The Underwriting Agreement contains customary representations, warranties and agreements of the Company and the Selling Stockholder and customary closing conditions, indemnification rights, obligations of the parties and termination provisions. Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 25-day over-allotment option to purchase up to an additional 835,000 shares of Common Stock from the Company at the same price in a public offering pursuant to a Registration Statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission. On July 22, 2009, the Underwriters notified the Company that they had exercised the over-allotment option in full. The Company consummated the Offering on July 24, 2009 and received net proceeds from the Offering, including the over-allotment shares, of $179.6 million, after deducting underwriting discounts and offering expenses payable by the Company.

On July 29, 2009, the Company entered into an agreement with Lion, pursuant to which Lion/Rally Cayman 7, a limited partnership organized in the Cayman Islands (“Cayman 7”), acquired additional indirect equity interests in RAG as a result of the acquisition by Lion/Rally Cayman 6, a Cayman Islands company (“Cayman 6”) of equity interests in RAG from certain of the Minority Investors (the “Selling Minority Investors” and such acquisitions, collectively, the “Acquisition”). The Company has acquired such equity through a subscription for additional limited partnership interests in Cayman 7, of which it holds 100% of the economic interests and the general partner of which is an affiliate of Lion, pursuant to a Commitment Letter (the “Commitment Letter”), dated July 29, 2009, between the Company, Cayman 6 and Cayman 7. Cayman 7 made a further investment in Cayman 6, as a result of which Cayman 6 acquired the equity interests in RAG from the Selling Minority Investors pursuant to a Sale and Purchase Agreement (the “Sale and Purchase Agreement”), dated July 29, 2009, between Cayman 6, Euro Energy Overseas Ltd., a British Virgin Islands company, Altek Consulting Inc., a British Virgin Islands company, Genora Consulting Inc., a Republic of Seychelles company, Lidstel Ltd., a British Virgin Islands company, Pasalba Limited, a company incorporated under the laws of Cyprus and Lion/Rally Lux 1, a company incorporated in Luxembourg.

On August 3, 2009, the parties to the Commitment Letter and the Sale and Purchase Agreement consummated the Acquisition in exchange for $30,000,000 in cash, funded by the Company, resulting in the acquisition of a 6% stake in RAG held by the selling minority investors.

The Company has performed an evaluation of subsequent events through August 10, 2009, which is the date the financial statements were issued.

23.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (the “Codification”). The Codification will become the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The Codification will supersede then-existing accounting and reporting standards such as FASB Statements, FASB Staff Positions (“FSP”) and Emerging Issue Task Force Abstracts. The Codification is effective for financial statements issued for interim and annual periods ended after September 15, 2009. In future filings, the Codification will impact only our financial statement reference disclosures, and does not change application of GAAP.

On June 12, 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is a revision to FIN 46(R) and changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 retains the scope of FIN 46(R) but added entities previously considered qualifying special purpose entities, or QSPEs, since the concept of these entities is eliminated in SFAS 166. SFAS 167 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the adoption of SFAS 167 to have a significant effect on its consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”). FAS 165 sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 is effective for our second quarter of 2009 and has not had a material impact on our Consolidated Financial Statements. In that regard, we have performed an evaluation of subsequent events through August 10, 2009, which is the date the financial statements were issued.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This staff position requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This staff position is effective for interim reporting periods ending after June 15, 2009. We adopted this staff position upon its issuance, and it had no material impact on the Company’s consolidated financial statements.

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

We urge you to read and carefully consider the items of the other reports that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect us and our future performance and the industry in which we operate, including the risk factors described in the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2009. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur as described, or at all.

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

Starting at the end of 2008 and continuing into 2009, we have continued our actions focused on cost control and working capital management, including re-evaluating our capital expenditure plans, continuing to consolidate distribution branches in Poland and reducing headcount both in Poland and Russia. In addition in Russia and Poland, spirit pricing has remained low from year end to March 2009, and labor costs continue to come down as well as other key cost components including but not limited to petrol costs and materials for packaging.

Significant factors affecting our consolidated results of operations

Effect of Acquisitions of Production Subsidiaries

During 2009, we have continued our acquisition strategy outside of Poland and Hungary with our investments into the production and importation of alcoholic beverages in Russia. Specifically, the Company agreed to amend the terms of the Stock Purchase Agreement governing its acquisition of equity interests in Whitehall to satisfy the Company’s obligation to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. In addition, the Company and Lion Capital LLP have entered into a new agreement to govern the Company’s acquisition of all of the equity interests in the Russian Alcohol Group held by Lion, which has resulted in the consolidation of the Russian Alcohol Group commencing in the second quarter of 2009.

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

The Company has consolidated the Whitehall Group as a business combination as of May 23, 2008, on the basis that the Whitehall Group is a Variable Interest Entity and the Company has been assessed as being the primary beneficiary. Included within the Whitehall Group is a 50/50 joint venture with Möet Hennessy. This joint venture is accounted for using the equity method and is recorded on the face of the balance sheet in investments with minority interest initially recorded at fair value on the face of the balance sheet. The current term of the joint venture is until June 2013 at which point the Möet Hennessy will have the option to acquire the remaining shares of the entity.

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

As a result of these agreements, the Company has assessed RAG as a variable interest entity, with the Company being the primary beneficiary. Pursuant to this change, the Company has begun to consolidate RAG as of the second quarter of 2009 and recorded a non-controlling interest of 9.4% representing equity not held by the Company or Lion Capital. From the accounting perspective the Company treated the acquisition of the RAG equity interests held by Lion as if this acquisition had happened on April 24, 2009. As of this date CEDC recorded at fair value all future payments due under these agreements as a liability. The total present value of deferred consideration as of April 24, 2009 amounted to $447.2 million and was determined using a 14.5% discount rate. The present value of the liability is amortized over the period of time ending on the date the last payment is made which is currently expected in 2013, with recognition of a non cash interest expense every quarter in the statement of income. The discount amortization charge for the period from April 24, 2009 to June 30, 2009 amounted to $11.2 million. Starting from the second quarter of 2009, the Company is consolidating all profit and loss results for Cayman 2 except for the 9.4% share not held by the Company or Lion Capital. The Company accounts for the 9.4% of non-controlling interest being presented under the equity section in the consolidated balance sheet of CEDC.

The impact of the consolidation of the Russian Alcohol Group includes the consolidation of the revenues and costs of the business which impact sales, gross margins, operating costs, operating profit and financial expenses as discussed in more detail below. In addition the amortization of the deferred acquisition charges is reflected in other non-operating expenses and the net income attributable to non-controlling interest in subsidiaries reflects the proportionate share of net income net held by either the Company or Lion Capital, which is 9.4% at present.

Effect of Exchange Rate Movements

During the first quarter of 2009 there was a significant depreciation of the Polish Zloty and the Russian Ruble against the U. S. Dollar and the Euro; however, during the second quarter the situation in emerging markets began to improve and both currencies began to strengthen against the U.S. Dollar. These exchange rate movements have had a material impact on our foreign currency translation in each reporting quarter. In addition, we recognized a material non cash foreign exchange translation loss in the first quarter, and a material non cash foreign exchange translation gain in the second quarter, in each case primarily due to our liabilities under the Senior Secured Notes and the Senior Convertible Notes, denominated in Euro and U.S. Dollars, respectively.

Results of Operations:

Three months ended June 30, 2009 compared to three months ended June 30, 2008

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Three months ended
	June 30, 2009	June 30, 2008
		(as adjusted)
Sales	$451,102	$542,845
Excise taxes	(88,997)	(121,543)
Net Sales	362,105	421,302
Cost of goods sold	242,409	317,564

Gross Profit	119,696	103,738

Operating expenses	77,768	60,895

Operating Income before gain on revaluation of equity investment and impairment charge	41,928	42,843

Gain on remeasurement of prevoiusly held equity interest	225,605	—
Impairment charge	(20,309)	—

Operating Income	247,224	42,843

Non operating income / (expense), net
Interest (expense), net	(22,397)	(14,487)
Other financial income / (expense), net	63,288	32,000
Amortization of deferred charges / (expense), net	(11,231)	—
Other non operating income / (expense), net	(8,480)	(282)

Income / (loss) before taxes, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	268,404	60,074

Income tax benefit / (expense)	(52,339)	(12,451)
Equity in net earnings of affiliates	453	902

Net income / (loss)	$216,518	$48,525

Less: Net income / (loss) attributable to noncontrolling interests in subsidiaries	2,249	1,576
Less: Net income / (loss) attributable to redeemable noncontrolling interests in Whitehall Group	543	915

Net income /(loss) attributable to CEDC	$213,726	$46,034

Net income / (loss) per share of common stock, basic	$4.34	$1.08

Net income / (loss) per share of common stock, diluted	$4.00	$1.06

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and exclusive imports and value added tax. Total net sales decreased by approximately 14.1%, or $59.2 million, from $421.3 million for the three months ended June 30, 2008 to $362.1 million for the three months ended June 30, 2009. This decrease in sales is due to the following factors:

Net Sales for three months ended June 30, 2008	$421,302
Increase from acquisitions	96,796
Reduction of low margin products	(16,219)
Existing business sales growth	661
Impact of foreign exchange rates	(140,435)

Net sales for three months ended June 30, 2009	$362,105

Factors impacting our existing business sales for the three months ending June 30, 2009 include our program of reducing our wholesaling of lower margin SKUs, primarily beer, in Poland that we began at the end of 2008, which amounts to $16.2 million for the three months ended June 30, 2009. However, as noted below, the reduction in lower margin of distributed products contributed to our positive growth in gross and operating margins as a percentage of sales. Our existing business sales growth was flat in Poland and Russia, reflecting the soft consumer environment due to the global economic crisis.

The net sales increase from acquisitions is primarily due to the inclusion of sales from the Russian Alcohol Group, which the Company has begun consolidating as of the second quarter of 2009.

Based upon average exchange rates for the three months ended June 30, 2009 and June 30, 2008, our functional currencies depreciated against the U.S. dollar, by approximately 33%. This resulted in a decrease of $140.4 million of sales in U.S. Dollar terms. Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Revenues Three months ended June 30,
	2009	2008
Segment
Poland	$216,292	$349,736
Russia	137,854	62,347
Hungary	7,959	9,219

Total Net Sales	$362,105	$421,302

As noted above the decline in sales for Poland was primarily driven by the devaluation of the Polish Zloty against the U.S. dollar and the reduction in our lower margin third party distribution sales. Partially offsetting these items was growth in our imports and exports business. The reduction in lower margin distribution sales is expected to continue throughout the year, impacting sales by approximately $15 to $17 million per quarter, but having a positive impact on gross margin as a percentage of sales.

The increase in sales in Russia was driven primarily by the consolidation of the sales of the Russian Alcohol Group, as discussed above.

The Hungarian sales decline was driven by the devaluation of the Hungarian Forint to the U.S. dollar, whereas in local currency value terms sales were up by ten percent.

Gross Profit

Total gross profit increased by approximately 15.4%, or $16.0 million, to $119.7 million for the three months ended June 30, 2009, from $103.7 million for the three months ended June 30, 2008, reflecting the increase in gross profit margins percentage in the three months ended June 30, 2009. Gross margin increased from 24.6% of net sales for the three months ended June 30, 2008 to 33.1% of net sales for the three months ended June 30, 2009. The primary factor resulting in the improved margin was the inclusion of the results of the Russian Alcohol Group, which, as producer, operates on a higher gross profit margin than the Polish business, which is more significantly impacted by lower margin distribution operations. Margins were further improved by our reduced emphasis on lower margin third party distribution products, primarily beer, as described above, as well as lower input costs, including raw spirit.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Operating expenses as a percent of net sales increased from 14.5% for the three months ended June 30, 2008 to 21.5% for the three months ended June 30, 2009. Total operating expenses increased by approximately 27.8%, or $16.9 million, from $60.9 million for the three months ended June 30, 2008 to $77.8 million for the three months ended June 30, 2009. Approximately $37.7 million of this increase resulted primarily from the effects of the consolidation of the Russian Alcohol Group. The cost base of our existing business was reduced by $1.6 million due to various cost cutting measures taken over in the last six months.

Operating expenses for three months ended June 30, 2008	$60,895
Increase from acquisitions	40,090
Increase from existing business growth	(1,630)
Impact of foreign exchange rates	(21,587)

Operating expenses for three months ended June 30, 2009	$77,768

The table below sets forth the items of operating expenses.

	Three Months Ended June 30,
	2009	2008
	($ in thousands)
S,G&A	$64,635	$45,057
Marketing	10,237	12,841
Depreciation and amortization	2,896	2,997

Total operating expense	$77,768	$60,895

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A increased by approximately 43.2%, or $19.5 million, from $45.1 million for the three months ended June 30, 2008 to $64.6 million for the three months ended June 30, 2009. Approximately $29.6 million of this increase resulted primarily from the consolidation of the results of the Russian Alcohol Group partially offset by the devaluation of the Polish Zloty and cost savings. As a percent of sales, S,G&A has increased from 10.7% of net sales for the three months ended June 30, 2008 to 17.8% of net sales for the three months ended June 30, 2009.

Depreciation and amortization decreased by approximately 3.3%, or $ 0.1 million, from $3.0 million for the three months ended June 30, 2008 to $2.9 million for the three months ended June 30, 2009 due to the impact of foreign exchange translation.

Operating Income

Total operating income increased by approximately 477.6%, or $204.4 million, from $42.8 million for the three months ended June 30, 2008 to $247.2 million for the three months ended June 30, 2009. This increase resulted primarily from the consolidation of the results of the Russian Alcohol Group, from which the Company recognized a one-time gain in the three month period ended June 30, 2009, amounting to $225.6 million in operating income based on the remeasurement of previously held equity interests in RAG to fair value, which was partially offset by an impairment charge of $20.3 million and the impact of the devaluation of our primary functional currencies (Polish Zloty, Russian Ruble and Hungarian Forint) against the U.S. Dollar, as described above. However, excluding the impact of the gain and the impairment described above, as a percent of net sales, operating profit margin increased from 10.2% to 11.6% reflecting the impact of the newly acquired Russian business and the consolidation of the Russian Alcohol Group, as well as the reduction in lower third party distribution sales and cost cutting measures as mentioned above. The table below summarizes the segmental split of operating profit.

	Operating Profit Three months ended June 30,
	2009	2008
Segment
Poland	$225,588	$29,516
Russia	22,072	14,292
Hungary	1,229	1,406
Corporate Overhead
General corporate overhead	(706)	(1,459)
Option Expense	(959)	(912)

Total Operating Profit	$247,224	$42,843

Operating profit in Poland, after excluding the one-time gain and impairment described above, as a percent of net sales increased to 9.4% for the three months ended June 30, 2009 from 8.4% in the same period in 2008. This was due to the factors mentioned above, namely the trimming of lower margin distribution products from our sales mix and cost cutting measures.

The operating profit margin as a percent of net sales in Russia declined from 22.9% for the three months ended June 30, 2008 to 16.0% for the three months ended June 30, 2009. This is due primarily to the Russian Alcohol Group which was consolidated for the first time during the three months ending June 30, 2009 and which operates on lower operating profit margins, than our other businesses in Russia (Parliament and the Whitehall Group) due to the nature of its products. Approximately 9% of the sales of the Russian Alcohol Group represent sales of lower margin ready to drink alcohol-based products and its primary brand Green Mark, is sold at mainstream price points as compared to Parliament which is a sub-premium brand with a higher price point.

In Hungary operating profit margins remained stable as a percent of net sales at 15.3% for the three months ended June 30, 2008 as compared to 15.4% for the three months ended June 30, 2009.

Non Operating Income and Expenses

Total interest expense increased by approximately 54.5%, or $7.9 million, from $14.5 million for the three months ended June 30, 2008 to $22.4 million for the three months ended June 30, 2009. This increase is a result of the consolidation of the finance costs of the Russian Alcohol Group and the additional borrowings the Company made to finance its investment in the Russian Alcohol Group in July 2008.

The Company recognized $63.3 million of unrealized foreign exchange rate gains in the three months ended June 30, 2009, primarily related to the impact of movements in exchange rates on our USD and EUR denominated liabilities, as compared to $32.0 million of gains in the three months ended June 30, 2008.

Income Tax

Our effective tax rate for the three months ending June 30, 2009 was 19.5%, which is driven by the blended statutory tax rates rate of 19% in Poland and 20% in Russia.

Equity in Net Earnings

Equity in net earnings for the three months ending June 30, 2009 include CEDC’s proportional share of net loss from its investments accounted for under the equity method. This includes $0.5 million of gain from the investment in the MHWH J.V.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Six months ended
	June 30, 2009	June 30, 2008
Sales	$748,861	$950,926
Excise taxes	(168,864)	(216,004)
Net Sales	579,997	734,922
Cost of goods sold	399,139	564,968

Gross Profit	180,858	169,954

Operating expenses	118,624	101,643

Operating Income before gain on revaluation of equity investment and impairment charge	62,234	68,311

Gain on revaluation of equity investment	225,605	—
Impairment charge	(20,309)	—

Operating Income	267,530	68,311

Non operating income / (expense), net
Interest (expense), net	(34,137)	(26,272)
Other financial income / (expense), net	(32,932)	41,103
Amortization of deferred charges / (expense), net	(11,231)	—
Other non operating income / (expense), net	(8,642)	(142)

Income / (loss) before taxes, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	180,588	83,000

Income tax benefit / (expense)	(34,775)	(16,759)
Equity in net earnings of affiliates	(17,968)	902

Net income / (loss)	$127,845	$67,143

Less: Net income / (loss) attributable to noncontrolling interests in subsidiaries	2,138	1,829
Less: Net income / (loss) attributable to redeemable noncontrolling interests in Whitehall Group	(358)	915

Net income /(loss) attributable to CEDC	$126,065	$64,399

Net income per share of common stock, basic	$2.60	$1.55

Net income per share of common stock, diluted	$2.39	$1.52

Net Sales

Total net sales decreased by approximately 21.1%, or $154.9 million, from $734.9 million for the six months ended June 30, 2008 to $580.0 million for the six months ended June 30, 2009. This decrease in sales is due to the following factors:

Net Sales for six months ended June 30, 2008	$734,922
Increase from acquisitions	132,304
Reduction of low margin products	(33,603)
Existing business sales decline	(14,106)
Impact of foreign exchange rates	(239,520)

Net sales for six months ended June 30, 2009	$579,997

Factors impacting our existing business sales for the six months ending June 30, 2009 include our program of reducing our wholesaling of lower margin SKUs, primarily beer, in Poland, which we began at the end of 2008 and lower depletions during the first quarter of 2009 as a result of higher inventory levels in the market in Poland at the beginning of the quarter. These higher inventory levels in the market at the beginning of the year, which impacted primarily the first quarter of 2009, were driven by the nine percent excise tax increase in Poland on December 31, 2008 which prompted customers to purchase additional product prior to December 31, 2008 at the lower excise tax. This was the primary factor affecting our decline in existing business sales growth. However, as noted below, the reduction in lower margin of distributed products contributed to our positive growth in gross and operating margins as a percentage of sales. Based upon average exchange rates for the six months ended June 30, 2009 and June 30, 2008, our functional currencies depreciated against the U.S. Dollar, by approximately 47%. This resulted in a decrease of $239.5 million of sales in U.S. Dollar terms. These decreases were partially offset by the consolidation of net sales of the Russian Alcohol Group, as discussed above.

Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Revenues Six months ended June 30,
	2009	2008
Segment
Poland	$383,704	$647,126
Russia	181,238	69,572
Hungary	15,055	18,224

Total Net Sales	$579,997	$734,922

As noted above the decline in sales for Poland were primarily driven by the devaluation of the Polish Zloty against the U.S. dollar, the reduction in our lower margin third party distribution sales, and the lower sell out of our own products due to higher inventory levels in the market during the first quarter of 2009 as a result of the excise tax increase in Poland on December 31, 2008. Partially offsetting these items was growth in our imports and exports business. The reduction in lower margin distribution sales is expected to continue throughout the year, impacting sales by approximately $15 to $17 million per quarter, but having a positive impact on gross margin as a percentage of sales.

The increase in sales in Russia was driven primarily by the inclusion of a full quarter for the entities acquired in 2008, namely Parliament on March 13, 2008 and the Whitehall Group on May 23, 2008 as well as the consolidation of the results of the Russian Alcohol Group during the second quarter of 2009.

The Hungarian sales decline was driven by the devaluation of the Hungarian Forint against the U.S. Dollar, whereas in local currency value terms sales were up by approximately seven percent.

Gross Profit

Total gross profit increased by approximately 6.4%, or $10.9 million, to $180.9 million for the six months ended June 30, 2009, from $170.0 million for the six months ended June 30, 2008, reflecting the increase in gross profit margins percentage in the six months ended June 30, 2009. Gross margin increased from 23.1% of net sales for the six months ended June 30, 2008 to 33.2% of net sales for the six months ended June 30, 2009. The primary factor resulting in the improved margin was the inclusion of the newly acquired businesses in Russia, Parliament and Whitehall, as well as the consolidation of the results of the Russian Alcohol Group, which, as producers and importers, operate on a higher gross profit margin than the Polish business, which is more significantly impacted by lower margin distribution operations. Margins were further improved by our reduced emphasis on lower margin third party distribution products, primarily beer, as described above, as well as lower input costs, including raw spirit.

Operating Expenses

Operating expenses as a percent of net sales increased from 13.8% for the six months ended June 30, 2008 to 20.5% for the six months ended June 30, 2009. Total operating expenses increased by approximately 16.7%, or $17.0 million, from $101.6 million for the six months ended June 30, 2008 to $118.6 million for the six months ended June 30, 2009. Approximately $50.4 million of this increase resulted primarily from the effects of the acquisition of Parliament Group in March 2008 and Whitehall Group in May 2008, as well as the consolidation of the results of the Russian Alcohol Group in July 2008. Approximately $1.2 million resulted from the cost increases in our existing business, which includes costs related to employee headcount reductions that were implemented during the first quarter of 2009. These increases were partially offset by the depreciation of the functional currencies against the U.S. Dollar.

Operating expenses for six months ended June 30, 2008	$101,643
Increase from acquisitions	50,429
Increase from existing business growth	1,240
Impact of foreign exchange rates	(34,688)

Operating expenses for six months ended June 30, 2009	$118,624

The table below sets forth the items of operating expenses.

	Six Months Ended June 30,
	2009	2008
	($ in thousands)
S,G&A	$97,784	$77,865
Marketing	15,920	18,663
Depreciation and amortization	4,920	5,115

Total operating expense	$118,624	$101,643

S,G&A increased by approximately 25.5%, or $19.9 million, from $77.9 million for the six months ended June 30, 2008 to $97.8 million for the six months ended June 30, 2009. Approximately $39.6 million of this increase resulted primarily from the effects of the acquisitions discussed above and the consolidation of the results of the Russian Alcohol Group, and the remainder of the increase resulted primarily from the growth of the business, which increases were fully offset by the depreciation of the Polish Zloty against the U.S. Dollar. As a percent of sales, S,G&A has increased from 10.6% of net sales for the six months ended June 30, 2008 to 16.9% of net sales for the six months ended June 30, 2009.

Depreciation and amortization decreased by approximately 3.9%, or $ 0.2 million, from $5.1 million for the six months ended June 30, 2008 to $4.9 million for the six months ended June 30, 2009 due to the impact of foreign exchange translation.

Operating Income

Total operating income increased by approximately 291.7%, or $199.2 million, from $68.3 million for the six months ended June 30, 2008 to $267.5 million for the six months ended June 30, 2009. This increase resulted primarily from the consolidation of the results of the Russian Alcohol Group, from which the Company recognized a one-time gain in the six month period ended June 30, 2009, amounting to $225.6 million in operating income based on the remeasurement of previously held equity interests in RAG to fair value, which was partially offset by an impairment charge of $20.3 million and from the impact of the devaluation of our primary functional currencies (Polish Zloty, Russian Ruble and Hungarian Forint) against the U.S. Dollar, as described above. However, as a percent of net sales, operating profit margin increased from 9.3% to 10.7% reflecting the impact of the newly acquired Russian businesses and the consolidation of the results of the Russian Alcohol Group, as well as the reduction in lower third party distribution sales. The table below summarizes the segmental split of operating profit.

	Operating Profit Six months ended June 30,
	2009	2008
Segment
Poland	$240,491	$53,665
Russia	28,331	15,949
Hungary	1,836	2,810
Corporate Overhead
General corporate overhead	(1,205)	(2,435)
Option Expense	(1,923)	(1,678)

Total Operating Profit	$267,530	$68,311

Operating profit in Poland, after excluding the one-time gain and impairment described above, as a percent of net sales increased to 9.2% for the six months ended June 30, 2009 from 8.3% in the same period in 2008. The was due to the factors mentioned above, namely the trimming of lower margin distribution products from our sales mix.

The operating profit margin as a percent of net sales in Russia declined from 22.9% for the six months ended June 30, 2008 to 15.6% for the six months ended June 30, 2009. However due to the timing of the acquisitions in Russia, the first quarter of 2008 only includes two weeks of operations from Parliament which is not reflective of a normal first quarter in Russia. In addition, the seasonality of the business in Russia is much greater than in Poland, as generally the first quarter operating profit is approximately 5%-8% of the full year operating profit in Russia, as compared to 15%-16% in Poland. Therefore the first quarter in Russia tends to have a significantly lower operating profit as a percent of sales as compared to the rest of the year. In addition the Russian Alcohol Group which was consolidated for the first time during the three months ending June 30, 2009 operates on lower operating profit margins than our other businesses in Russia (Parliament and the Whitehall Group) due to the nature of its products. Approximately 9% of the sales of the Russian Alcohol Group represent sales of lower margin ready to drink alcohol-based products and its primary brand, Green Mark, is sold at mainstream price points as compared to Parliaments which is a sub-premium brand with a higher price point.

In Hungary there was a decline in operating profit as a percent of net sales from 15.4% for the six months ended June 30, 2008 to 12.2% for the six months ended June 30, 2009. This decline was due primarily to higher local currency import costs in the first quarter of 2009 as the Hungarian business sales constitute only imported spirits which have prices denominated primarily in Euro. However, we expect a price increase, which was taken at the end of the second quarter of 2009, together with the recent strengthening of the Hungarian Forint, to mitigate the impact of higher local currency import prices.

Non Operating Income and Expenses

Total interest expense increased by approximately 29.7%, or $7.8 million, from $26.3 million for the six months ended June 30, 2008 to $34.1 million for the six months ended June 30, 2009. This increase resulted from the consolidation of the financial results of the Russian Alcohol Group during the second quarter of 2009 and additional borrowings to finance the investment in the Russian Alcohol Group in July 2008.

The Company recognized $32.9 million of unrealized foreign exchange rate loss in the six months ended June 30, 2009, primarily related to the impact of movements in exchange rates on our USD and EUR denominated acquisition financing, as compared to $41.1 million of gains for the six months ended June 30, 2008.

Income Tax

Our effective tax rate for the six months ending June 30, 2009 was 19.3%, which is driven by the blended statutory tax rates rate of 19% in Poland and 20% in Russia.

Equity in Net Earnings

Equity in net earnings for the six months ending June 30, 2009 include CEDC’s proportional share of net loss from its investments accounted for under the equity method. This includes $0.4 million of loss from the investment in the MHWH J.V. for six months ended June 30, 2009 and $17.7 million of losses from the investment in the Russian Alcohol Group for the first quarter 2009, while this investment was consolidated under the equity method.

Liquidity and Capital Resources

The Company’s primary uses of cash in the future will be to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions including pursuant to existing arrangements described under “The Company’s Future Liquidity and Capital Resources”. The Company expects to fund these requirements in the future with cash flows from its operating activities, cash on hand, the financing arrangements described below, and other arrangements we may enter into from time to time.

Financing Arrangements

Existing Credit Facilities

On July 10, 2008, the Company entered into a Facility Agreement for a syndicated facility arranged by Goldman Sachs International, Bank Austria Creditanstalt AG, ING Bank N.V. London Branch and Raiffeisen Zentralbank Österreich AG, which provided for a term loan facility of $315 million. $35 million of the term loan matures on July 1, 2013, $195 million of the term loan matures on July 1, 2014 and the remaining $70 million matures on July 1, 2015. The term loan is guaranteed by Pasalba and Latchey Ltd. and certain other companies in the Russian Alcohol Group and is secured by all of the shares of capital stock of Russian Alcohol Group.

As of June 30, 2009, $32.3 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

As of June 30, 2009, the Company had utilized approximately $75.7 million of a multipurpose credit line agreement in connection with the 2007 tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company and are secured by 33.95% of the share capital of Polmos Białystok S.A. The indebtedness under the credit line agreement matures on February 24, 2011.

On March 31, 2009, the Company received from BRE Bank S.A. a promissory letter for the prolongation of existing loan of $25.4 million setting out the repayment date for August 31, 2010. Based on the above, we classified this loan as a long term in the accompanying consolidated balance sheet.

On April 24, 2008, the Company signed a credit agreement with Bank Zachodni WBK SA in Poland to provide up to $50 million of financing to be used to finance a portion of the Parliament and Whitehall acquisition, as well as general working capital needs of the Company. The agreement provides for a $30 million five year amortizing term facility and a one year $20 million short term facility with annual renewal. In the second quarter of 2009 this loan was converted into Polish Zlotys and the maturity was extended to May 2010. The loan is guaranteed by the Company, Bols Sp. z o.o, a wholly owned subsidiary of the Company (“Bols”) and certain other subsidiaries of the Company, and is secured by all of the capital stock of Bols and 60% of the capital stock of Copecresto.

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

Senior Secured Notes

In connection with the Bols and Polmos Bialystok acquisitions, on July 25, 2005 the Company completed the issuance of € 325 million 8% Senior Secured Notes due 2012 (the “Notes”), of which approximately €245 million remains payable. Interest is due semi-annually on the 25th of January and July, and the Notes are guaranteed on a senior basis by certain of the Company’s subsidiaries. The Indenture governing our Notes contains certain restrictive covenants, including covenants limiting the Company’s ability to: make certain payments, including dividends or other distributions, with respect to the share capital of the parent or its subsidiaries; incur or guarantee additional indebtedness or issue preferred stock; make certain investments; prepay or redeem subordinated debt or equity; create certain liens or enter into sale and leaseback transactions; engage in certain transactions with affiliates; sell assets or consolidate or merge with or into other companies; issue or sell share capital of certain subsidiaries; and enter into other lines of business.

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

Equity Issuances

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

On July 24, 2009, the Company consummated the offer and sale of 8,350,000 shares of the Company’s common stock, of which 6,850,000 shares were issued and sold by the Company and 1,500,000 shares of common stock were sold by Mark Kaoufman. Pursuant to that offering, the Company granted the underwriters a 25-day over-allotment option to purchase up to an additional 835,000 shares of common stock from the Company at the same price in a public offering pursuant to a Registration Statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission, which option the underwriters exercised in full. The Company received $179.6 million from the Offering, including the over-allotment shares, after deducting underwriting discounts and estimated offering expenses payable by the Company.

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

	Six months ended June 30, 2009	Six months ended June 30, 2008
	($ in thousands)
Cash flow from operating activities	$57,909	$50,154
Cash flow from investing activities	$134,233	$(369,553)
Cash flow from financing activities	$(78,260)	$573,121

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Net cash provided by operating activities for the six months ended June 30, 2009 was $57.9 million as compared to $50.2 million for the six months ended June 30, 2008. Working capital movements included $59.7 million of cash inflows for the six months ended June 30, 2009 as compared to $12.2 million of cash inflows for the six months ended June 30, 2008. The primary driver for this was the improvement in receivables collection process.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets as well as proceeds from sales of fixed assets. Net cash provided by investing activities for the six months ended June 30, 2009 was $134.2 thousand as compared to $369.6 million for the six months ended June 30, 2008. The net cash inflow is due to the one-time consolidation of the cash opening cash balance of the Russian Alcohol Group of $140.8 million.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash used in financing activities was $78.3 million for the six months ended June 30, 2009 as compared to $573.1 million for the six months ended June 30, 2008. Primary uses in the six months ended June 30, 2009 were repayment of bank facilities and repayment of $28.7 million of pre-acquisition tax penalties in the Russian Alcohol Group, which is to be reimbursed by the sellers and has been netted off with loans from the sellers.

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

Acquisitions – Purchase/Sale Rights

On March 13, 2008, the Company acquired 85% of the share capital of Copecresto Enterprises Limited, a producer and distributor of beverages in Russia, for $180,335,257 in cash and 2,238,806 shares of the Company’s common stock. In addition, on May 23, 2008, the Company’s subsidiary, Polmos Bialystok, closed on its acquisition of 50% minus one vote of the voting power and 75% of the economic interests in the Whitehall Group, a leading importer of premium spirits and wines in Russia, for $200 million in cash paid at closing, plus 843,524 shares of the Company’s common stock issued on October 21, 2008, plus an additional payment of $5,876,351 in cash and an additional issuance of 2,100,000 shares of the Company’s common stock, both made on February 24, 2009, plus further cash payments of $2,000,000 made on March 15, 2009 and €8,050,411 made on August 4, 2009, as well as the obligation to make an additional cash payment of €8,303,630 on September 15, 2009, plus potential further cash payments based on the per share price of the Company’s common stock on a go-forward basis. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall, which represents an increase in the Company’s economic stake from 75% to 80%.

The Company entered into shareholders’ agreements with the other shareholders of Copecresto and Whitehall respectively that include purchase and sale rights relating to the Company’s potential acquisition of the equity interests in these entities that are owned by the other shareholders thereof. The exercise of these rights, and the acquisition of the outstanding equity interests of RAG held by Lion, could affect the Company’s liquidity.

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

The Company’s right may be exercised beginning on March 13, 2015 and will terminate on the earliest to occur of (1) the delivery of a notice of default under the shareholders’ agreement, (2) the delivery of a notice of the other shareholder’s exercise of its right in respect of all of the Copecresto capital stock held by such shareholder and (3) the date that is ten years after the date of completion of certain reorganization transactions relating to Copecresto. The other shareholder’s right may be exercised beginning on March 13, 2011 and will terminate on the earliest to occur of (A) the delivery of a notice of default under the shareholders’ agreement, (B) the Company’s exercise of its right and (C) the date that is ten years after the date of completion of certain reorganization transactions relating to Copecresto. The other shareholder also may exercise its right one or more times within the three months following any change in control of the Company or of Bols Sp. z o.o., a subsidiary of the Company. The Company is currently in the process of negotiating with the sellers an early exercise of this option, with an expected value of $65 million for the remaining 15% of minority shareholding. We can provide no assurances as to whether or on what terms an agreement may be reached.

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

On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. Pursuant to the terms of this amendment, the Company paid to the seller $5,876,351 in cash, and issued to the seller 2,100,000 shares of its common stock, in settlement of a minimum share price guarantee by the Company, and later made an additional cash payment of $2,000,000 on March 15, 2009. The first portion of deferred payments already due under the original Stock Purchase Agreement amounting to €8,050,411 was paid on August 4, 2009 and the remaining portion of €8,303,630 is due on September 15, 2009. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall, which represents an increase in the Company’s economic stake from 75% to 80%. Additionally, if, during the 210 day period immediately following the effectiveness of the registration statement the Company is obligated to file to register the shares of Company common stock obtained by the seller in this transaction, the seller sells any of the Company common stock it acquired in the transaction for an average sales price per share, weighted by volume, that is less than $12.03, per share, the Company must pay to the seller the excess, if any, of $12.03 over the volume weighted average sales price per share of the Company’s common stock on the day the sale took place, multiplied by the total number of shares sold. Finally, the Company may be obligated to make an additional cash payment to the seller, ranging from €0 to €1,500,000, based upon whether and to what extent the price of a share of the Company’s common stock exceeds $12.03 during that same 210 day period. If the Company must make any such payment, it will receive in return up to an additional 75 Class B shares, which represents up to an additional 1% economic stake of Whitehall, based on the size of the payment.

Pursuant to the Whitehall shareholders’ agreement, Polmos Bialystok has the right to purchase, and the other shareholder has the right to require Polmos Bialystok to purchase, all (but not less than all) of the shares of Whitehall capital stock held by such shareholder. Either of these rights may be exercised at any time, subject, in certain circumstances, to the consent of third parties. The aggregate price that the Company would be required to pay in the event either of these rights is exercised will fall within a range determined based on Whitehall’s EBIT as well as the EBIT of certain related businesses, during two separate periods: (1) the period from January 1, 2008 through the end of the year in which the right is exercised, and (2) the two full financial years immediately preceding the end of the year in which the right is exercised, plus, in each case, the time-adjusted value of any dividends paid by Whitehall. Subject to certain limited exceptions, the exercise price will be (A) no less than the future value as of the date of exercise of $32.0 million and (B) no more than the future value as of the date of exercise of $89.0 million, plus, in each case, the time-adjusted value of certain dividends paid by Whitehall.

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

Pursuant to the Note Purchase Agreement, on April 29, 2009, Carey Agri paid to Cayman 5 $13,500,000 in cash in exchange for certain indirect equity interests in RAG, sold to Cayman 2 the $110,639,000 subordinated exchangeable loan notes issued by an affiliate of Cayman 2 to Carey Agri in connection with the initial investment, and used the proceeds to acquire additional indirect equity of RAG. In addition, (1) the Company will issue to Cayman 5 $17,150,000 in common stock, par value $0.01, of the Company (“Common Stock”) on the first business day after a registration statement relating to that Common Stock is declared effective by the United States Securities and Exchange Commission as contemplated by the Registration Rights Agreement (as discussed below), and (2) Carey Agri will pay to Cayman 5 $4.25 million in cash on August 14, 2009 (which cash payment may be replaced in whole or in part by an issuance of $5,000,000 in Common Stock under certain circumstances). In exchange for this consideration, the Company will receive additional indirect equity interests in RAG. The Company has guaranteed all of the obligations of Carey Agri under the Note Purchase Agreement. Pursuant to the terms of the Note Purchase Agreement, if any issuance of Common Stock pursuant to the Note Purchase Agreement would cause Cayman 5 and its affiliates to own 5% or more of the outstanding Common Stock or voting power of the Company (the “Threshold”), then the issuance of such Common Stock will be deferred until it can be issued without breaching the Threshold. In addition, if any issuance of Common Stock pursuant to the Note Purchase Agreement would result in the Company having issued, in the aggregate in connection with the Acquisition, a number of shares of Common Stock in excess of 20% of the shares of Common Stock outstanding (the “20% Limit”), then the Company will issue that number of shares of Common Stock that will not breach the 20% Limit and, within 90 days thereafter, will deliver the remainder in cash, Common Stock, or a combination thereof, as the Company may elect. After consummating the transactions contemplated by the Note Purchase Agreement, but excluding Cayman 7’s acquisition of additional indirect equity interests described below, the Company will hold approximately 54% of the equity interests in RAG.

On August 3, 2009, Lion/Rally Cayman 7, a limited partnership organized in the Cayman Islands (“Cayman 7”), acquired additional indirect equity interests in RAG as a result of the acquisition by Lion/Rally Cayman 6, a Cayman Islands company (“Cayman 6”) of equity interests in RAG from certain minority investors (the “Selling Minority Investors”). The Company indirectly acquired such equity through a subscription for additional limited partnership interests in Cayman 7, of which it holds 100% of the economic interests and the general partner of which is an affiliate of Lion. Cayman 7 made a further investment in Cayman 6, as a result of which Cayman 6 acquired the equity interests in RAG from the Selling Minority Investors in exchange for $30,000,000, funded by the Company. After giving effect to this acquisition of minority interests and the transactions contemplated by the Note Purchase Agreement, the Company will hold approximately 58% of the equity interests in RAG.

On May 7, 2009, the Company entered into an Option Agreement (the “Option Agreement”) with Cayman 4, Cayman 5, Cayman 6, and Cayman 7. The Option Agreement will govern the Company’s acquisition of the remaining equity interests in RAG held by Lion over the following four years.

Pursuant to the Option Agreement, Cayman 4 and Cayman 5 granted to Cayman 7 a series of options entitling Cayman 7 to acquire, subject to the receipt of certain antitrust approvals, the remaining equity interests of RAG held by Lion through Cayman 4 and Cayman 5 (the “Cayman 7 Call Options”). In connection with the exercise of these options, Cayman 7 will receive certain equity interests in RAG, and will pay to Cayman 4 and Cayman 5 consideration as follows: (1) 1,000,000 shares of Common Stock issuable on or within 30 days after October 31, 2009, (2) 1,575,000 shares of Common Stock issuable on June 15, 2010 and $25,330,517 and €22,822,679 payable in cash on or within 30 days after June 30, 2010 (up to $15,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock), (3) $69,083,229 and €62,243,670 payable in cash on or within 60 days after May 31, 2011 (up to $15,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock), (4) 751,852 shares of Common Stock issuable, and $70,019,690 and €63,087,417 payable in cash, on or within 90 days after July 31, 2012, and (5) $69,083,229 and €62,243,670 payable in cash on or within 120 days after May 31, 2013 (subject to reduction by up to $10,000,000, and up to $20,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of

Common Stock, in each case based upon the date on which such Cayman 7 Call Option is exercised and consummated). The amounts of cash payable, and number of shares issuable, are subject to certain adjustments based on the price of one share of Common Stock, and reduction in the event of early payment by the Company, in each case over the course of the Acquisition. The Company also will be able to apply the value of any dividends from RAG, in respect of its and Lion’s equity stakes, to prepayment of the consideration. Upon the consummation of all of the transactions contemplated above, the Company will hold all of the equity interests in RAG previously held by Lion, and will hold substantially all of the equity interests in RAG.

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

Lion and its affiliates currently exercise voting control over RAG, and for so long as Lion does so, RAG may not make any dividends or distributions on its outstanding equity without the consent of CEDC. Once the Company has paid consideration in the aggregate of $230 million to Lion and its affiliates in connection with the Acquisition, the Company and Lion will govern RAG as a 50/50 joint venture. During that time, RAG may not make any dividends or distributions on its outstanding equity without the consent of both the Company and Lion. Once the Company has paid consideration in the aggregate of $380 million to Lion and its affiliates in connection with the Acquisition, the Company will gain sole management control of RAG. From that time and for so long as Lion is a minority investor in RAG, the Company may make dividends or distributions on its outstanding equity with 30 days’ written notice to Lion, subject to all existing legal and contractual restrictions and certain financial covenant limitations. The value of any dividends paid by RAG, both to the Company and to Lion, will be credited as prepayment of the Company’s payment obligations in connection with the Acquisition, with any accelerated payments being reduced by an 8% per annum discount.

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

Because the Company’s reporting currency is the U.S. Dollar, the translation effects of the fluctuations in the exchange rate have impacted the Company’s financial condition and results of operations and have affected the comparability of our results between financial periods. The exchange rates of our functional currencies used to create our income statement depreciated by approximately 47% over the same period in 2008. The actual period end exchange rate used to create our balance sheet depreciated by approximately 7% as compared to December 31, 2008.

The Polish Zloty and Russian Ruble depreciated by approximately 20% and 16% respectively against the U.S. Dollar in the first quarter of 2009. In the second quarter of 2009 the trend reversed and the Polish Zloty and the Russian Ruble appreciated against the U.S. Dollar by 11% and 9%, respectively. Overall, during the period from December 31, 2008 to June 30, 2009, the Polish Zloty depreciated by approximately 7% against the U.S. Dollar, and the Russian Ruble depreciated by approximately 6% against the U.S. Dollar. Should the Polish Zloty and the Russian Ruble continue to appreciate against the U.S. Dollar, our results of operations may be positively impacted due to an increase in revenue in U.S. Dollar terms from the currency translation effects of that appreciation. This may be partially offset by a similar increase in costs in U.S. Dollar terms. Conversely, should this trend reverse, our results of operating may be negatively impacted due to a decrease in revenue in U.S. Dollar terms from the currency translation effects of that depreciation.

As a result of the issuance of the Company’s Senior Secured Notes due 2012 of which €245 million in principal amount is currently outstanding, we are exposed to foreign exchange movements. Movements in the EUR-Polish Zloty exchange rate will require us to revalue our liability on the Senior Secured Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. Every one percent movement in the EUR-Polish Zloty exchange rate as compared to the exchange rate applicable on June 30, 2009 will have an approximate $3.5 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company. In order to manage the cash flow impact of foreign exchange changes, the Company previously has entered into certain hedge agreements. In January 2009, the remaining portion of the IRS hedge related to the Senior Secured Notes was closed and written off with a net cash settlement of approximately $1.9 million. As of June 30, 2009, the Company’s subsidiary, Russian Alcohol Group, was part of two hedge transactions. The first is a foreign exchange rate hedge to protect against foreign exchange risk of payments related to term loans of Russian Alcohol Group denominated in U.S. Dollars. The hedge has a fair value as of the acquisition date equal to total premium of $7.4 million and a fair value as of June 30, 2009 of $1.2 million. The second is an interest rate hedge to fix costs related to the term loans denominated in U.S. Dollars with a floating interest rate. Based on the mark to market valuation, the fair value of this hedge as of June 30, 2009 is $1.9 million. Both of these hedges are not qualified for hedging accounting with all changes in fair values at the end of each interim period being recorded as a gain or loss in the statement of income based on the mark to market valuation.

The proceeds of our $310 million Senior Convertible Notes have been on-lent to subsidiaries that have the Polish Zloty as the functional currency. Movements in the USD-Polish Zloty exchange rate will require us to revalue our liability on the Senior Convertible Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. Every one percent movement in the U.S. Dollar-Polish Zloty exchange rate as compared to the exchange rate applicable on June 30, 2009 will have an approximate $2.9 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company.

The effect of having debt denominated in currencies other than the Company’s functional currencies (primarily the Company’s Senior Secured Notes and Senior Convertible Notes) is to increase or decrease the value of the Company’s liabilities on that debt in terms of the Company’s functional currencies when those functional currencies depreciate or appreciate in value, respectively. As the Polish Zloty and Russian Ruble have fallen in value during the three months ended June 30, 2009, the conversion of these U.S. Dollars or Euro liabilities in the subsidiaries of CEDC that have the Polish Zloty or Russian Ruble as their functional currency will require an increased valuation of that liability in the functional currency. This revaluation impacts the Company’s results of operations through the recognition of unrealized non cash foreign exchange rate gains or losses in our results of operations. In the case of the Senior Secured Notes and Senior Convertible Notes the full principal amount is due in 2012 and 2013 respectively; therefore, final local currency obligations will only be recognized then as a realized gain or loss.

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

In connection with the Bols, Polmos Bialystok, Parliament and Russian Alcohol Group acquisitions, the Company has acquired trademark rights to various brands, which were capitalized as part of the purchase price allocation process. As these brands are well established they have been assessed to have an indefinite life. These trademarks rights will not be amortized; however, management assesses them at least once a year for impairment.

We recorded an impairment charge of $20.3 million during the second quarter of 2009 that included an impairment to the carrying values of our trademarks.

As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we tested for impairment our unamortized intangible assets at June 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our trademarks and goodwill below their carrying amounts.

We used the income approach to test our trademarks and goodwill for impairments as of June 30, 2009 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following adjustments:

•	the discount rate for Poland was adjusted from 8.8% to 8.5%;

•	the discount rate for Russia was adjusted from 14.2% to 10.2%;

We have tested goodwill for impairment separately for the following reporting units: Vodka Production, Domestic Distribution, Hungary Distribution, Parliament Group, Whitehall Group.

We estimated the growth rates in projecting cash flows for each of our reporting generating unit separately, based on a detailed five year plan related to each reporting unit.

Taking into account current estimations supporting our calculations under current market trends and conditions we believe that no further impairment charge is considered necessary through the date of the accompanying financial statements.

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

Whitehall Group

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

Variable Interest Entities

CEDC consolidated the Whitehall Group as a business combination as of May 23, 2008, on the basis that the Whitehall Group is a Variable Interest Entity (“VIE”) and the Company has been assessed as being the primary beneficiary. Included within the Whitehall Group is a 50/50 joint venture with Möet Hennessy. This joint venture is accounted for using the equity method and is recorded on the face of the balance sheet in investments with minority interest initially recorded at fair value on the face of the balance sheet. The current term of the joint venture is until June 2013 at which point Möet Hennessy will have the option to acquire the remaining shares of the entity.

Based upon the review of Paragraph 4 CEDC management has concluded that its interest in Peulla Enterprises, the special purpose vehicle (“SPV”), being a Cyprus company in which CEDC has 49.9% voting power, would not fall under any of scope exceptions. Therefore CEDC has evaluated whether the SPV is a variable interest entity under the provisions of paragraph 5 and thus the SPV subject to consolidation accounting.

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

Russian Alcohol Group

On April 24, 2009, the Company entered into new agreements with Lion, to replace the Prior Agreement, which will permit the Company, through a multi-stage equity purchase, to acquire over the next five years (including 2009) all of the equity interests in RAG held by Lion (the “Acquisition”), including a Note Purchase and Share Subscription Agreement between the Company, Carey Agri, Cayman 2, and Cayman 5. For further details on the whole structure of this acquisition please refer to Note 3 of the accompanying financial statements attached herein.

At the lowest level of the existing structure, all of the Russian Alcohol Group companies up to the level of Lion/Rally Lux1 are consolidated based on the fact that these are 100% wholly-owned companies. Therefore, we have evaluated and considered Cayman 7 as a variable interest entity for CEDC in the structure.

Transfers of Financial Assets

There were no transfers of financial assets to a VIE as the Russian Alcohol Group is a self financing body. The Company does not have any continuing involvement with transferred financial assets that allow the transferors to receive cash flows or other benefits from the assets or requires the transferors to provide cash flows or other assets in relation to the transferred financial assets.

Variable Interest Entities

Cayman 7 is a company in which Cayman 2 and CEDC are the sole limited partners and an affiliate of Lion is the general partner. CEDC has 100% of the economic interests in Cayman 7, but Lion retains control of Cayman 7 through Cayman 2’s ownership of a single voting share with de minimis economic rights (the “Golden Share”) but voting control of Cayman 7. As Cayman 7 has the right to call capital from CEDC to settle obligations under the Option Agreement, CEDC has evaluated whether Cayman 7 is a variable interest entity under the provisions FIN 46(R).

Based upon the review of Paragraph 4 CEDC’s management has concluded that its direct interest in Cayman 7, as well as its indirect interest through Carey Agri and Cayman 2, would not fall under any of these scope exceptions. Therefore CEDC has evaluated whether Cayman 7 is a variable interest entity under the provisions of Paragraph 5 of FIN 46(R) and thus subject to consolidation accounting.

In determining the accounting treatment if Cayman 7 and, effectively, the whole Russian Alcohol Group is a VIE and needs to be consolidated by CEDC, we considered the conditions outlined in Paragraphs 5 (a), (b), or (c) of FIN 46R.

•

Paragraph 5(a)—Equity Investment at Risk— We concluded that as the contribution made by Cayman 2 was the only one that required substantial investment, Cayman 2 should be defined as having its equity at risk. Moreover as Cayman 7 is not able to finance its operations without funds received from CEDC, we believe that Cayman 7 would meet the requirement of a VIE based upon paragraph 5(a).

•

Paragraph 5(b)—Controlling Financial Interests— CEDC concluded that the equity investment at risk does not meet the last item in paragraph 5(b) as all dividends from the business are passed to CEDC with CEDC not having its equity investment at risk. These dividends then reduce CEDC’s payment obligations to Lion (if dividends paid to CEDC by RAG exceed the call option price, Lion has to return the excess as CEDC’s call option obligations have been met). However, Lion is not entitled to receive any dividends from Cayman 7 directly as CEDC has 100% of the economic interests, with Lion having voting control through voting rights. Therefore we believe that paragraph 5(b) would cause Cayman 7 to be treated as a VIE.

•

Paragraph 5(c)—Disproportionate Voting Rights— We believe that both criteria, including lack of voting rights and the requirement that substantially all activities of Cayman 7 involve or are conducted on behalf of CEDC (as Cayman 7 is a company created solely to facilitate CEDC’s funding of the exercise of call options to purchase shares of Cayman 6), we believe that this would require Cayman 7 to be treated as a VIE.

The conclusion of CEDC management is that Cayman 7, including its interest in Cayman 6 and indirectly in RAG, is a VIE. CEDC, as the party most closely associated with Cayman 7 receiving all economic benefits from RAG thorough the chain of subsidiaries, would be considered the primary beneficiary of Cayman 7 and must therefore consolidate Cayman 7 together with all of RAG as a business combination under FAS 141R.

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

See Note 18 to our Consolidated Financial Statements for more information regarding stock-based compensation.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (the “Codification”). The Codification will become the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The Codification will supersede then-existing accounting and reporting standards such as FASB Statements, FASB Staff Positions (“FSP”) and Emerging Issue Task Force Abstracts. The Codification is effective for financial statements issued for interim and annual periods ended after September 15, 2009. In future filings, the Codification will impact only our financial statement reference disclosures, and does not change application of GAAP.

On June 12, 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is a revision to FIN 46(R) and changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 retains the scope of FIN 46(R) but added entities previously considered qualifying special purpose entities, or QSPEs, since the concept of these entities is eliminated in SFAS 166. SFAS 167 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the adoption of SFAS 167 to have a significant effect on its consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”). FAS 165 sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 is effective for our second quarter of 2009 and has not had a material impact on our Consolidated Financial Statements. In that regard, we have performed an evaluation of subsequent events through August 10, 2009, which is the date the financial statements were issued.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This staff position requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This staff position is effective for interim reporting periods ending after June 15, 2009. We adopted this staff position upon its issuance, and it had no material impact on the Company’s consolidated financial statements.

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

The Polish Zloty and Russian Ruble have depreciated against the U.S. Dollar as compared to the prior year. Should this trend continue, our results of operations may be negatively impacted due to a reduction in revenue in U.S. Dollar terms from the currency translation effects of that depreciation. This may be partly offset by a similar decrease in costs in U.S. Dollar terms. Conversely if the trend reverses our results of operations may be positively impacted due to an increase in revenue in U.S. Dollar terms from the currency translation effects of that appreciation.

Our commercial foreign exchange exposure mainly arises from the fact that substantially all of our revenues are denominated in our functional currencies (Polish Zloty, Russian Ruble, and Hungarian Forint), our Senior Secured Notes are denominated in Euros and our Senior Convertible Notes are denominated in US Dollars. This debt has been on-lent to the operating subsidiary level in Poland, thus exposing the Company to movements in the EUR/Polish Zloty and USD/Polish Zloty exchange rate. Every one percent movement in the EUR-Polish Zloty exchange rate will have an approximate $3.5 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company. Every one percent movement in the USD-Polish Zloty exchange rate will have an approximate $2.9 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company.

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

In order to manage the cash flow impact of foreign exchange changes, the Company is part of certain hedge agreements. In January 2009, the remaining portion of the IRS hedge related to the Senior Secured Notes was closed and written off with a net cash settlement of approximately $1.9 million. As of June 30, 2009, the Company’s subsidiary, Russian Alcohol Group, was part of two hedge transactions. The first is a foreign exchange rate hedge to protect against foreign exchange risk of payments related to term loans of Russian Alcohol Group denominated in U.S. Dollars. The hedge has a fair value as of the acquisition date equal to total premium of $7.4 million and a fair value as of June 30, 2009 of $1.2 million. The second is an interest rate hedge to fix costs related to the term loans denominated in U.S. Dollars with a floating interest rate. Based on the mark to market valuation, the fair value of this hedge as of June 30, 2009 is $1.9 million. Both of these hedges are not qualified for hedging accounting with all changes in fair values at the end of each interim period being recorded as a gain or loss in the statement of income based on the mark to market valuation.

The effect of having debt denominated in currencies other than the Company’s functional currencies (as the Company’s Senior Secured Notes and Senior Convertible Notes or the Russian Alcohol Group’s credit facilities are) is to increase the value of the Company’s liabilities on that debt in terms of the Company’s functional currencies when those functional currencies depreciate in value. As the Polish Zloty and Russian Ruble have changed in value in recent months, the value of the Company’s liabilities on the Senior Secured Notes, Senior Convertible Notes and the Russian Alcohol Group credit facilities has also changed, which impacts the Company’s results of operations through the recognition of significant non cash unrealized foreign exchange rate gains or losses.

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

The Company held its annual meeting of stockholders on April 30, 2009. At the meeting, directors were elected and the Company’s selection of independent public auditors for the 2009 fiscal year was ratified.

The votes cast for, against and withheld for each nominee for director were as follows:

Nominees	FOR	AGAINST	WITHHOLD AUTHORITY TO VOTE
William. V Carey	37,535,064	0	2,097,854
David Bailey	28,985,116	0	10,647,802
N. Scott Fine	38,078,858	0	1,554,060
Marek Forysiak	39,268,294	0	364,624
Robert Koch	38,072,775	0	1,560,143
Jan W. Laskowski	28,972,018	0	10,660,900
Markus Sieger	37,931,134	0	1,701,784
Sergey Kupriyanov	37,670,288	0	1,962,630

The selection of independent public auditors was ratified by a vote of 39,493,180 in favor and 108,622 votes against with 31,682 votes abstaining and no broker non-votes.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed with the SEC on May 3, 2006 and incorporated herein by reference).

4.1*	Registration Rights Agreement, dated May 7, 2009, between Central European Distribution Corporation, Lion/Rally Cayman 4 and Lion/Rally Cayman 5.

4.2*	Warrant to purchase shares of common stock, dated June 30, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 4.

4.3*	Warrant to purchase shares of common stock, dated June 30, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 5.

4.4*	Warrant to purchase shares of common stock, dated June 30, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 4.

4.5*	Warrant to purchase shares of common stock, dated June 30, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 5.

4.6*	Warrant to purchase shares of common stock, dated June 30, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 4.

4.7*	Warrant to purchase shares of common stock, dated June 30, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 5.

10.1*	Senior Facilities Agreement, dated July 10, 2008, among Pasalba Ltd, Nowdo Limited, the Original Guarantors, Goldman Sachs International, Bank Austria Creditanstalt AG, ING Bank N.V., London Branch, Raiffeisen Zentralbank Oesterreich AG, the Original Lenders, The Law Debenture Trust Corporation p.l.c. and the Issuing Bank.

10.2*	Intercreditor Deed, dated July 10, 2008, between Lion/Rally Lux 2 S.A. R.L., Lion/Rally Lux 3 S.A. R.L., Pasalba Ltd, Nowdo Limited, Raiffeisen Zentralbank Oesterreich AG, The Law Debenture Trust Corporation p.l.c., the Issuing Bank, the Original Senior Lenders, the Original Intragroup Creditors, the Original Intragroup Debtors, the Original Hedge Provider, the Original Obligors, the Senior Lenders, the Intragroup Creditors, the Intragroup Debtors and the Hedge Providers.

10.3*	Deed of Amendment, dated December 23, 2008, in respect of a Senior Facilities Agreement, Deed of Guarantee and Covenants and Intercreditor Deed, each dated July 10, 2008, between (among others) Pasalba Ltd, Nowdo Limited, Goldman Sachs International, Unicredit Bank Austria AG, ING Bank N.V., London Branch and Raiffeisen Zentralbank Oesterreich AG.

10.4	Note Purchase and Share Sale Agreement, dated April 24, 2009, between Central European Distribution Corporation, Carey Agri International – Poland Sp. z o.o., Lion/Rally Cayman 2 and Lion/Rally Cayman 5 (filed as Exhibit 10.1 to the Periodic Report on Form 8-K filed with the SEC on April 30, 2009 and incorporated herein by reference).

10.5	Commitment Letter, dated April 24, 2009, between Central European Distribution Corporation, Lion Capital LLP, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 10.2 to the Periodic Report on Form 8-K filed with the SEC on April 30, 2009 and incorporated herein by reference).

10.6*	Option Agreement, dated May 7, 2009, between Central European Distribution Corporation, Lion/Rally Cayman 4, Lion/Rally Cayman 5 and Lion/Rally Cayman 7 L.P.

10.7*	Governance and Shareholders Agreement, dated May 7, 2009, among Central European Distribution Corporation, Lion/Rally Cayman 4, Lion/Rally Cayman 5, Lion/Rally Cayman 6, Lion/Rally Cayman 7 L.P. and Lion/Rally Cayman 8.

10.8	Letter of Undertaking, dated April 24, 2009, between Central European Distribution Corporation, Lion Capital LLP, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 10.5 to the Periodic Report on Form 8-K filed with the SEC on April 30, 2009 and incorporated herein by reference).

31.1*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description
32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)

Date: August 10, 2009	By:	/s/ William V. Carey
William V. Carey
President and Chief Executive Officer

Date: August 10, 2009	By:	/s/ Chris Biedermann
Chris Biedermann
Vice President and Chief Financial Officer