Form 10-Q
period 2009-09-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2009-11-09
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of each class of the issuer’s common stock as of November 6, 2009: Common Stock ($.01 par value) 58,211,236

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

Amounts in columns expressed in thousands

(except share information)

	September 30, 2009	December 31, 2008 (as adjusted)
ASSETS
Current Assets
Cash and cash equivalents	$255,535	$107,601
Accounts receivable, net of allowance for doubtful accounts of $52,597 and $22,156 respectively	408,948	430,683
Inventories	215,754	180,304
Prepaid expenses and other current assets	69,916	22,894
Deferred income taxes	30,361	24,386

Total Current Assets	980,514	765,868

Intangible assets, net	772,327	570,505
Goodwill, net	1,709,591	745,256
Property, plant and equipment, net	219,558	92,221
Deferred income taxes	48,897	12,886
Equity method investment in affiliates	63,164	189,243
Subordinated loans to affiliates	—	107,707

Total Non-Current Assets	2,813,537	1,717,818

Total Assets	$3,794,051	$2,483,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$191,621	$234,948
Bank loans and overdraft facilities	161,350	109,552
Income taxes payable	5,302	7,227
Taxes other than income taxes	130,237	125,774
Other accrued liabilities	94,080	80,270
Current portions of obligations under capital leases	1,802	2,385
Deferred consideration	118,594	—

Total Current Liabilities	702,986	560,156

Long-term debt, less current maturities	364,573	170,510
Long-term obligations under capital leases	1,659	2,194
Long-term obligations under Senior Notes	649,973	633,658
Long-term deferred consideration	359,043	—
Long-term accruals	3,183	5,806
Deferred income taxes	209,589	106,485

Total Long Term Liabilities	1,588,020	918,653

Redeemable noncontrolling interests in Whitehall Group	22,705	33,642

Stockholders’ Equity
Common Stock ($0.01 par value, 80,000,000 shares authorized, 58,211,236 and 47,344,874 shares issued at September 30, 2009 and December 31, 2008, respectively)	582	473
Additional paid-in-capital	985,780	816,490
Retained earnings	359,799	186,588
Accumulated other comprehensive income / (loss)	112,070	(46,772)
Less Treasury Stock at cost (246,037 shares at September 30, 2009 and December 31, 2008, respectively)	(150)	(150)

Total CEDC Stockholders’ Equity	1,458,081	956,629

Noncontrolling interests in subsidiaries	22,259	14,606

Total Equity	1,480,340	971,235

Total Liabilities and Stockholders’ Equity	$3,794,051	$2,483,686

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

Amounts in columns expressed in thousands

(except per share information)

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008 (as adjusted)	September 30, 2009	September 30, 2008 (as adjusted)

Sales	$577,287	$586,038	$1,407,475	$1,536,964
Excise taxes	(187,188)	(133,597)	(437,379)	(349,601)
Net Sales	390,099	452,441	970,096	1,187,363
Cost of goods sold	260,269	336,609	659,408	901,577

Gross Profit	129,830	115,832	310,688	285,786

Operating expenses	80,040	62,992	198,664	164,635

Operating Income before fair value adjustments	49,790	52,840	112,024	121,151

Contingent consideration true-up	(15,000)	—	(15,000)	—
Gain on remeasurement of previously held equity interest	—	—	225,605	—
Impairment charge	—	—	(20,309)	—

Operating Income	34,790	52,840	302,320	121,151

Non operating income / (expense), net
Interest (expense), net	(17,379)	(16,550)	(51,516)	(42,822)
Other financial income / (expense), net	58,112	(34,730)	25,181	6,373
Amortization of deferred charges	(16,192)	—	(27,423)	—
Other non operating (expense), net	(319)	(423)	(8,961)	(565)

Income before taxes, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	59,012	1,137	239,601	84,137

Income tax benefit / (expense)	(11,584)	68	(46,359)	(16,691)
Equity in net earnings of affiliates	956	1,087	(17,013)	1,989

Net income	$48,384	$2,292	$176,229	$69,435

Less: Net income attributable to noncontrolling interests in subsidiaries	47	657	2,185	2,486
Less: Net income attributable to redeemable noncontrolling interests in Whitehall Group	1,191	2,361	833	3,276

Net income /(loss) attributable to CEDC	$47,146	($726)	$173,211	$63,673

Net income / (loss) per share of common stock, basic	$0.85	($0.02)	$3.41	$1.48

Net income / (loss) per share of common stock, diluted	$0.80	($0.02)	$3.19	$1.45

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (UNAUDITED)

Amounts in columns expressed in thousands

(except per share information)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income	Non- controlling interest in subsidiaries	Total

	Common Stock		Treasury Stock

	No. of Shares	Amount	No. of Shares	Amount

Balance at December 31, 2008 (as reported)	47,345	$473	246	($150)	$803,703	$188,595	($46,772)	$14,606	$960,455

Adoption of ASC 470-20	—	—	—	—	12,787	(2,007)	—	—	10,780
Balance at December 31, 2008 (as adjusted)	47,345	$473	246	($150)	$816,490	$186,588	($46,772)	$14,606	$971,235

Net income / (loss) for 2009	—	—	—	—	—	173,211	—	2,185	175,396
Foreign currency translation adjustment	—	—	—	—	—	—	158,842	(3,618)	155,224

Comprehensive income for 2009	—	—	—	—	—	173,211	158,842	(1,433)	330,620
Common stock issued in public placement	7,685	77	—	—	177,902	—	—	—	177,979
Common stock issued in connection with options	61	1	—	—	3,678	—	—	—	3,679
Common stock issued in connection with acquisitions	3,120	31	—	—	51,165	—	—	—	51,196
Acquisition of Russian Alcohol Group	—	—	—	—	—	—	—	50,000	50,000
Purchase of Russian Alcohol Group shares from noncontrolling interest	—	—	—	—	—	—	—	(30,000)	(30,000)
Purchase of Whitehall Group shares from noncontrolling interest	—	—	—	—	(20,195)	—	—	—	(20,195)
Gross up on trademarks in Parliament	—	—	—	—	—	—	—	15,993	15,993
Purchase of Parliament Group shares from noncontrolling interest	—	—	—	—	(43,260)	—	—	(26,907)	(70,167)
Balance at September 30, 2009	58,211	$582	246	($150)	$985,780	$359,799	$112,070	$22,259	$1,480,340

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

Amounts in columns expressed in thousands

	Nine months ended September 30,
	2009	2008 (as adjusted)
Operating Activities
Net income	$176,229	$69,435
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	10,233	11,586
Deferred income taxes	(34,673)	(6,051)
Unrealized foreign exchange (gains) / losses	(30,021)	(1,212)
Cost of debt extinguishment	—	1,156
Stock options expense	2,862	2,798
Hedge revaluation	9,160	—
Equity income in affiliates	17,013	(1,989)
Gain on remeasurement of previously held equity interest, net of impairment	(153,778)	—
Other non cash items	6,121	(1,290)
Changes in operating assets and liabilities:
Accounts receivable	163,863	45,352
Inventories	3,903	(24,784)
Prepayments and other current assets	9,929	10,922
Trade accounts payable	(73,810)	(20,113)
Other accrued liabilities and payables	(12,365)	(39,146)

Net Cash provided by Operating Activities	94,666	46,664

Investing Activities
Investment in fixed assets	(8,155)	(15,717)
Proceeds from the disposal of fixed assets	3,186	7,628
Purchase of financial assets	—	(103,500)
Acquisitions of subsidiaries, net of cash acquired	(40,764)	(547,575)

Net Cash used in Investing Activities	(45,733)	(659,164)

Financing Activities
Borrowings on bank loans and overdraft facility	26,134	95,219
Borrowings on long-term bank loans	—	43,192
Payment of bank loans, overdraft facility and other borrowings	(93,643)	(31,935)
Payment of long-term borrowings	(601)	—
Payment of Senior Secured Notes	—	(20,197)
Repayment of obligation to former shareholders	(28,814)	—
Hedge closure	(1,940)	—
Movements in capital leases payable	(1,015)	1,408
Issuance of shares in public placement	179,579	233,845
Transactions with equity holders	(7,876)	—
Net Borrowings on Convertible Senior Notes	—	304,403
Options exercised	817	1,293

Net Cash provided by Financing Activities	72,641	627,228

Currency effect on brought forward cash balances	26,360	(12,855)
Net Increase / (Decrease) in Cash	147,934	1,873
Cash and cash equivalents at beginning of period	107,601	87,867

Cash and cash equivalents at end of period	$255,535	$89,740

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$51,196	$86,532

Supplemental disclosures of cash flow information
Interest paid	$64,158	$40,161
Income tax paid	$17,092	$13,354

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

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The unaudited interim financial statements should be read with reference to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2008, as retrospectively adjusted by our Current Report on Form 8-K filed on July 10, 2009 to reflect our adoption of standards related to accounting for convertible debt instruments and the presentation of noncontrolling interests in consolidated financial statements.

In the three month period ended September 30, 2009 we have revised the presentation of Sales and Excise taxes in the Consolidated Condensed Statements of Income for the Russian Alcohol Group (“RAG”). For the second quarter of 2009 when we consolidated RAG’s results for the first time sales was presented net of excise tax. In order to apply a consistent approach throughout the whole CEDC Group, starting in the third quarter we present sales and excise tax separately in the Consolidated Condensed Statements of Income. We have applied this change in presentation retrospectively therefore our consolidated Sales and Excise taxes figures for the nine month period ended September 30, 2009 are higher by $81.3 million without any changes to the Net sales figures.

Effective January 1, 2009, we adopted the following pronouncements which require us to retrospectively restate previously disclosed condensed consolidated financial statements. As such, certain prior period amounts have been reclassified in the unaudited condensed consolidated financial statements to conform to the current period presentation.

•

We adopted the provisions of Accounting Standards Codification (“ASC”) Topic 810-10, “Consolidation”, which establishes and expands accounting and reporting standards for minority interests (which are recharacterized as noncontrolling interests) in a subsidiary and the deconsolidation of a subsidiary. As a result of our adoption of this standard, amounts previously reported as minority interests in other partnerships on our balance sheets are now presented as noncontrolling interests in other partnerships within equity. Minority interests in Whitehall Group continue to be included in the mezzanine section (between liabilities and equity) on the accompanying consolidated balance sheets because of the redemption feature of these units.

As a result of adoption of ASC Topic 810-10, as at December 31, 2008, NCI related to our shareholding in Parliament and Polmos Bialystok amounting to $14.6 million would be reported as part of equity and the amount of $33.6 million related to Whitehall Group would be disclosed in the mezzanine section.

ASC Topic 810-10 applies prospectively, except for presentation and disclosure requirements, which are applied retrospectively.

The changes in redeemable noncontrolling interests for the nine months ended September 30, 2009 are shown below:

Balance at December 31, 2008	$33,642
Net income for 2009	833
Foreign currency translation adjustment	(1,948)
JV Revaluation into RUR as a functional currency	(3,094)
Purchase of shares from noncontrolling interests	(6,728)

Balance at September 30, 2009	$22,705

•

We adopted ASC Topic 470-20, “Debt with Conversion and Other Options” that is effective for our $310.0 million aggregate principal amount of 3.00% Convertible Senior Notes (“CSN”) and requires retrospective application for all periods presented. The ASC Topic 470-20 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability ($290.3 million as of the date of the issuance of the CSNs) and equity components ($19.7 million as of the date of the issuance of the CSNs) of the instrument. The debt component was recognized at the present value of its cash flows discounted using a 4.5% discount rate, our borrowing rate at the date of the issuance of the CSNs for a similar debt instrument without the conversion feature. The equity component, recorded as additional paid-in capital, was $12.8 million, which represents the difference between the proceeds from the issuance of the Debentures and the fair value of the liability, net of deferred taxes of $6.9 million as of the date of the issuance of the CSNs.

ASC Topic 470-20 also requires an accretion of the resultant debt discount over the expected life of the CSNs, which is March 7, 2008 to March 15, 2013. The condensed consolidated income statements were retroactively modified compared to previously reported amounts as follows (in thousands, except per share amounts):

	Nine months ended September 30, 2008	Three months ended September 30, 2008

Additional pre-tax non-cash interest expense	3,580	2,133
Additional deferred tax benefit	1,253	747
Retroactive change in net income and retained earnings	(2,327)	(1,386)
Change to basic earnings per share	($0.05)	($0.03)
Change to diluted earnings per share	($0.05)	($0.03)

For the three and nine months ended September 30, 2009, the additional pre-tax non-cash interest expense recognized in the condensed consolidated income statement was $2.1 million and $3.6 million respectively. Accumulated amortization related to the debt discount was $6.0 million and $3.1 million as of September 30, 2009 and December 31, 2008, respectively. The annual pre-tax increase in non-cash interest expense on our condensed consolidated statements of income to be recognized until 2013, the maturity date of the CSNs, is as follows (in thousands):

Pre-tax increase in non-cash interest expense
2009	3,921
2010	4,098
2011	4,282
2012	4,285

The FASB has issued FASB Statement No. 168, The “FASB Accounting Standards Codification™” and the Hierarchy of Generally Accepted Accounting Principles codified as ASC Topic 105 “Generally Accepted Accounting Principles”. ASC

Topic 105 establishes the FASB Accounting Standards Codification™ (Codification or ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. CEDC adopted the Codification in this quarterly report by providing references to the Codification topics alongside references to the existing standards.

3.	ACQUISITIONS

Acquisitions made prior to December 31, 2008 were accounted for in accordance with SFAS No. 141, “Business Combinations”. Effective January 1, 2009, all business combinations are accounted for in accordance with FAS 141R that is codified as ASC Topic 805 “Business Combinations”.

On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. Pursuant to the terms of this amendment, the Company paid to the seller $5,876,351 in cash, and issued to the seller 2,100,000 shares of its common stock, in settlement of a minimum share price guarantee by the Company. The Company also made an additional cash payment of $2,000,000 on March 15, 2009. The first portion of deferred payments already due under the original Stock Purchase Agreement amounting to €8,050,411 was settled August 4, 2009 and the remaining portion of €8,303,630 was paid on September 15, 2009. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall, which represents an increase in the Company’s economic stake from 75% to 80%.

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

Under requirements of ASC Topic 810-10 “Consolidation” a change in ownership interests that does not result in change of control is considered an equity transaction. The identifiable net assets remain unchanged and any difference between the amount by which the NCI is adjusted, and the fair value of the consideration paid is recognized directly in equity and attributed to the controlling interest. Thus we have recorded the 5% increase in ownership interests of Whitehall Group as transaction between equity and mezzanine equity. As a result of this transaction, NCI in Whitehall Group decreased by $6.7 million together with decrease in Additional Paid In Capital of $1.1 million, which was offset by cash outflow of $7.8 million.

On July 9, 2008, the Company completed an investment with Lion Capital LLP (“Lion Capital”) and certain of Lion’s affiliates (collectively with Lion Capital, “Lion”) and certain other investors (the “Minority Investors”), pursuant to which the Company, Lion and the Minority Investors acquired all of the outstanding equity of the Russian Alcohol Group (“RAG”). In connection with that investment, the Company acquired an indirect equity stake in RAG of approximately 42%, and Lion acquired substantially all of the remainder of the equity of RAG. The agreements governing that investment gave the Company the right to acquire, and gave Lion the right to require the Company to acquire, Lion’s equity stake in RAG (the “Prior Agreement”).

On April 24, 2009, the Company entered into new agreements (the “New Agreements”) with Lion to replace the Prior Agreement, which will permit the Company, through a multi-stage equity purchase, to acquire over the next five years (including 2009) all of the equity interests in RAG held by Lion (the “Acquisition”), including a Note Purchase and Share Subscription Agreement between the Company, Carey Agri International – Poland Sp. z o.o., a Polish limited liability company and subsidiary of the Company (“Carey Agri”), Lion/Rally Cayman 2, a company incorporated in the Cayman Islands and the acquisition vehicle used for the original investment (“Cayman 2”), and Lion/Rally Cayman 5, a company incorporated in the Cayman Islands and an affiliate of Lion (“Cayman 5,” and such agreement, the “Note Purchase Agreement”). As a result of this agreement, the Company has assessed RAG as a variable interest entity, with the Company being the primary beneficiary. Pursuant to this change, the Company has begun to consolidate RAG as of the second quarter of 2009 and recorded a non-controlling interest of 9.4% representing equity not held by the Company or Lion Capital.

Pursuant to the Note Purchase Agreement, on April 29, 2009, Carey Agri paid to Cayman 5 $13,500,000 in cash in exchange for certain indirect equity interests in RAG, sold to Cayman 2 the $110,639,000 subordinated exchangeable loan notes issued by an affiliate of Cayman 2 to Carey Agri in connection with the initial investment, and used the proceeds to acquire additional indirect equity of RAG. In addition, (1) the Company issued to Cayman 5 540,873 shares of common stock, par value $0.01, of the Company (“Common Stock”) on September 2, 2009, and (2) Carey Agri paid to Cayman 5 $4.25 million in cash on August 14, 2009. In exchange for this consideration, the Company received additional indirect equity interests in RAG. The Company has guaranteed all of the obligations of Carey Agri under the Note Purchase Agreement.

On May 7, 2009, the Company entered into an Option Agreement (the “Option Agreement”) with Cayman 4, Cayman 5, Lion/Rally Cayman 6, a Cayman Islands company that holds the restructured investment in RAG (“Cayman 6”), and Lion/Rally Cayman 7 L.P., a Cayman Exempted Limited Partnership, of which the Company and Cayman 2 are limited partners (“Cayman 7”). The Option Agreement was replaced with the New Option Agreement on substantially similar terms.

The New Option Agreement will govern the Company’s acquisition of the remaining equity interests in RAG held by Lion over the following four years.

Pursuant to the New Option Agreement, Cayman 4 and Cayman 5 granted to Cayman 7 a series of options entitling Cayman 7 to acquire, subject to the receipt of certain antitrust approvals, the remaining equity interests of RAG held by Lion through Cayman 4 and Cayman 5 (the “Cayman 7 Call Options”). In connection with the exercise of these options, Cayman 7 will receive certain equity interests in RAG, and has paid and will pay to Cayman 4 and Cayman 5 consideration as follows: (1) 1,000,000 shares of Common Stock issuable, and $6,000,000 paid in cash, on October 30, 2009, (2) 1,575,000 shares of Common Stock issuable on June 15, 2010 and $39,330,517 and €22,822,679 payable in cash on or within 30 days after June 30, 2010 (up to $14,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock), (3) $65,708,229 and €62,243,670 payable in cash on or within 60 days after May 31, 2011 (up to $15,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock), (4) 751,852 shares of Common Stock issuable, and $66,644,690 and €63,087,417 payable in cash, on or within 90 days after July 31, 2012, and (5) $69,083,229 and €62,243,670 payable in cash on or within 120 days after May 31, 2013 (subject to reduction by up to $10,000,000, and up to $20,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock, in each case based upon the date on which such Cayman 7 Call Option is exercised and consummated). The amounts of cash payable, and number of shares issuable, are subject to certain adjustments based on the price of one share of Common Stock, and reduction in the event of early payment by the Company, in each case over the course of the Acquisition. The Company also will be able to apply the value of any dividends from RAG, in respect of its and Lion’s equity stakes, to prepayment of the consideration. Upon the consummation of all of the transactions contemplated above, the Company will hold all of the equity interests in RAG previously held by Lion, and will hold substantially all of the equity interests in RAG.

As consideration for Cayman 4 and Cayman 5 granting to Cayman 7 the Cayman 7 Call Options, the Company granted to Cayman 4 and Cayman 5 warrants to acquire Common Stock as follows: (1) warrants to acquire, in the aggregate, 1,490,550 shares of Common Stock at an exercise price of $22.11, exercisable on May 31, 2011, (2) warrants to acquire, in the aggregate, 300,000 shares of Common Stock at an exercise prices of $26.00, exercisable on July 31, 2012, and (3) warrants to acquire, in the aggregate, 1,803,813 shares of Common Stock at an exercise prices of $26.00, exercisable on May 31, 2013 (all such warrants, the “Warrants”). Each of the Warrants may be settled, at the Company’s option, in cash or on a net shares basis.

As of the acquisition date, April 24, 2009, CEDC recorded at fair value all future payments due under the Option Agreement as a liability. The total present value of deferred consideration as of April 24, 2009 amounted to $447.2 million and was determined using a 14.5% discount rate. The present value of the liability is amortized over the period of time the liability is outstanding, until the last portion of the liability is settled in May 2013, with recognition of a non cash interest expense every quarter in the statement of income. The discounted amortization charge for the period from April 24, 2009 to September 30, 2009 amounted to $27.4 million.

On July 29, 2009, the Company entered into an agreement with Lion, pursuant to which Cayman 7 acquired additional indirect equity interests in RAG as a result of the acquisition by Cayman 6 of equity interests in RAG from certain of the Minority Investors (the “Selling Minority Investors”). The Company acquired such equity through a subscription for additional limited partnership interests in Cayman 7, of which it holds 100% of the economic interests and the general partner of which is an affiliate of Lion, pursuant to a Commitment Letter, dated July 29, 2009, between the Company, Cayman 6 and Cayman 7. Cayman 7 made a further investment in Cayman 6 as provided in the New Agreements and the Commitment Letter, as a result of which Cayman 6 acquired the equity interests in RAG from the Selling Minority Investors pursuant to a Sale and Purchase Agreement, dated July 29, 2009, between Cayman 6, Euro Energy Overseas Ltd., a British Virgin Islands company, Altek Consulting Inc., a British Virgin Islands company, Genora Consulting Inc., a Republic of Seychelles company, Lidstel Ltd., a British Virgin Islands company, Pasalba Limited, a company incorporated under the laws of Cyprus and Lion/Rally Lux 1, a company incorporated in Luxembourg. The Cayman 6 equity interests acquired by Cayman 7 will be subject to the same security as Cayman 7’s other interests in Cayman 6. On August 3, 2009, the parties to the Commitment Letter and the Sale and Purchase Agreement consummated this acquisition in exchange for $30,000,000 in cash funded by the Company, resulting in the acquisition of a 6% stake in RAG held by the Selling Minority Investors. After giving effect to this acquisition and the transactions contemplated by the Note Purchase Agreement, the Company holds approximately 58% of the equity interests in RAG.

Starting from the second quarter of 2009, the Company is consolidating all profit and loss results for Cayman 2 except for the share not held by the Company or Lion Capital, being initially 9.4% that decreased to 3.4% as a result of the 6% buyout described in the paragraph above. The Company accounts for the 3.4% of non-controlling interest being presented under the equity section in the consolidated balance sheet of CEDC.

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

Pursuant to the terms of the New Option Agreement, if any issuance of Common Stock pursuant to the New Option Agreement would cause Cayman 4, Cayman 5 and their affiliates to breach the Threshold, the issuance of such Common Stock will be deferred until it can be issued without breaching the Threshold.

Governance Agreement

On May 7th, 2009, the Company entered into a Governance and Shareholders Agreement with Cayman 4, Cayman 5, Cayman 6, Cayman 7, and Lion/Rally Cayman 8, a Cayman Islands company that is the general partner of Cayman 7 and an affiliate of Lion (the “Governance Agreement”). The Governance Agreement will govern the management of investments in, and ongoing operation of, Cayman 6, and, as a result, the overall management and governance of RAG. The Governance Agreement establishes the Company’s and the other parties’ rights and obligations with respect to their equity investments in Cayman 6, as well as the rights and obligations of Cayman 6, and establishes principles for the management of Cayman 6.

Beginning from the execution of the Governance Agreement, the Company has significantly enhanced minority rights in the management of RAG, including approval of dividends, RAG’s business plan and material contracts. The Company will have the right to additional governance rights subject to the receipt of certain antitrust approvals. Once the Company has paid consideration in the aggregate of $230,000,000 to Lion, the Company and Lion will jointly govern RAG as a 50-50 joint venture. Once the Company has paid consideration in the aggregate of $380,000,000 to Lion, the Company will gain sole management control of RAG, and Lion will be granted certain minority rights. The Company has the right to accelerate this process by accelerating the payments it is required to make, with any accelerated payments being reduced by an 8% per annum discount factor.

The fair value of the net assets acquired in connection with the 2009 Russian Alcohol Group Acquisition as of the acquisition date is:

Russian Alcohol Group
ASSETS

Cash and cash equivalents	154,276
Accounts receivable	147,196
Inventory	40,902
Deferred tax asset	31,184
Taxes	14
Other current assets	52,296
Equipment	105,238
Intangibles, including Trademarks	175,334
Investments	25

Total Assets	$706,465

LIABILITIES

Trade payables	42,895
Short term borrowings	44,368
Deferred tax	42,556
Other short term liabilities	91,416
Long term borrowings	386,907

Long term accruals	50,000

Total Liabilities	$658,142

Net identifiable assets and liabilities	48,323

Goodwill on acquisition	865,352

Consideration paid, satisfied in cash	13,500
Consideration paid, satisfied in Notes	110,639
Fair value of previously held interest	292,289
Deferred consideration	447,247
Non-controlling interest	50,000

Cash (acquired)	$154,276

Net Cash Inflow	($140,776)

The goodwill arising out of the Russian Alcohol Group acquisition is attributable to the expansion of our sales and distribution platform in Russia that it provides to the Company as well as expected synergies to be utilized from consolidation of our Russian operations.

The Company recorded a provision for contingent consideration that is provided for within the framework of transactions related to the acquisition of control over the Russian Alcohol Group. The fair value of this contingent consideration was recorded at $50 million as of the acquisition date. This consideration was settled in the three month period ended September 30, 2009 through a payment by the Company of $65 million, which included an additional $15 million in earn-out payments.

Resulting from the acquisition of the Russian Alcohol Group, the Company recognized a one-time gain on remeasurement of previously held equity interest in the six month period ended June 30, 2009. The fair value of this gain amounts to $225.6 million.

During the second quarter of 2009, the Russian Alcohol Group made payments related to pre-acquisition tax penalties amounting to $28.8 million. These costs are reimbursed by the sellers and has been netted off with loans from them.

The following table sets forth the unaudited pro forma results of operations of the Company for the three and nine month periods ending September 30, 2009 and 2008. The unaudited pro forma results of operations give effect to the Company’s acquisitions as if they occurred on January 1, 2009 and 2008. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net sales	$390,099	$707,780	$1,050,886	$1,680,644
Net income	$47,146	($14,696)	$106,496	$251,652

Net income per share data:
Basic earnings per share of common stock	$0.85	($0.32)	$2.10	$5.83
Diluted earnings per share of common stock	$0.80	($0.32)	$1.96	$5.73

On March 11, 2008 the Company and certain of its affiliates entered into a Stock Purchase Agreement (the “Original SPA”) with White Horse Intervest Limited, a British Virgin Islands company (“Seller”) governing the company’s acquisition of 85% of the share capital of Copecresto Enterprises Limited, a Cypriot company, from Seller. On September 22, 2009, the Company and certain of its affiliates and Seller entered into (i) an amendment to the Original SPA (the “Amendment”) and (ii) a Share Sale and Purchase Agreement (the “Minority Acquisition SPA”),

Under the terms of the Amendment, certain post-closing obligations in the Original SPA regarding payment for certain assets were finalized in order to facilitate completion of the transactions contemplated by the Original SPA, in connection with the completion of the Company’s acquisition of Copecresto pursuant to the Minority Acquisition SPA. In connection with the Amendment, the Company is required to pay to Seller the remaining consideration for such assets of approximately $16.9 million. The Company paid $9.9 million of that amount on October 30, 2009 and the remaining amount is to be settled in November 2009.

Under the terms of the Minority Acquisition SPA, upon the closing thereof on September 22, 2009, the Company, through an affiliate, acquired the remaining 15% of the share capital of Copecresto from Seller for total cash consideration of $70,167,734. In addition, on September 25, 2009, in connection with the closing of the Minority Acquisition SPA, the Shareholders Agreement, dated March 13, 2008, by and among the Company, a subsidiary of the Company, Seller and Copecresto was terminated. The Minority Acquisition SPA contains certain customary representations, warranties and covenants for a transaction of this type.

Under requirements of ASC Topic 810-10 “Consolidation” a change in ownership interests that does not result in change of control is considered an equity transaction. The identifiable net assets remain unchanged and any difference between the amount by which the NCI is adjusted, and the fair value of the consideration paid is recognized directly in equity and attributed to the controlling interest. Thus we have recorded the 15% increase in ownership interests of Copecresto as transaction within equity. As a result of this transaction, NCI in Copecresto decreased by $26.9 million together with decrease in Additional Paid In Capital of $43.3 million, which was offset by cash outflow of $70.2 million.

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

5.	INTANGIBLE ASSETS OTHER THAN GOODWILL

The major components of intangible assets are:

	September 30, 2009	December 31, 2008
Non-amortizable intangible assets:
Trademarks	$790,395	$563,689
Impairment	($22,979)	—

Total	767,416	563,689
Amortizable intangible assets:
Trademarks	5,702	5,568
Customer relationships	7,788	7,749
Less accumulated amortization	(8,579)	(6,501)
Total	4,911	6,816

Total intangible assets	$772,327	$570,505

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

In accordance with ASC Topic 350-30 “General Intangibles other than Goodwill”, intangible assets with an indefinite life are not amortized but are reviewed at least annually for impairment. However, we decided to test these trademarks for impairment in the second quarter of 2009 due to current market conditions and lower than expected sales volumes.

Based on our revised outlook, the fair value of some of trademarks, as determined using the estimated present value of future cash flows, did not support the recorded value due to impact global economic downturn on consumer spendings. Accordingly, our second quarter 2009 results include impairment charge of $ 20.3 million to write down the trademarks. We used the same assumptions and methodologies as described in Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis. No further impairment charges were recognized in the three month period ended September 30, 2009.

6.	EQUITY METHOD INVESTMENTS IN AFFILIATES

We hold the following investments in unconsolidated affiliates:

		Carrying Value
	Type of affiliate	September 30, 2009	December 31, 2008
Moet Henessy JV	Equity-Accounted Affiliate	$63,164	$77,918
Russian Alcohol Group	Fully Consolidated Affiliate *	—	111,325

	Total Carrying value	$63,164	$189,243

*	As described in Note 3, from the second quarter of 2009, the Company began consolidating Russian Alcohol Group as a business combination. RAG was accounted for under the equity method in prior periods.

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

The summarized financial information of investments in Moet Hennessy Joint Venture consolidated under the equity method as of September 30, 2009 is shown in the table below. The results for the nine months ended September 30, 2009 also include the results of the Russian Alcohol Group that were consolidated under the equity method until April 24, 2009.

Total September 30, 2009
Current assets	$49,891
Noncurrent assets	427
Current liabilities	30,069
Noncurrent liabilities	—

	Total Three months ended September 30, 2009	Total Nine months ended September 30, 2009
Net sales	$16,195	$111,159
Gross profit	6,051	54,656
Income from continuing operations	3,175	(36,770)
Net income	1,911	(40,828)

7.	COMPREHENSIVE INCOME/(LOSS)

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

As of September 30, 2009, our functional currencies (Polish Zloty, Russian Ruble and Hungarian Forint) used to translate the balance sheet strengthened against the U.S. dollar as compared to the exchange rate as of December 31, 2008, and as a result a comprehensive gain was recognized. Additionally, translation gains and losses with respect to long-term subordinated inter-company loans with the parent company are charged to other comprehensive income. No deferred tax benefit has been recorded on the comprehensive income/(loss) in regard to the long-term inter-company transactions with the parent company, as the repayment of any equity investment is not anticipated in the foreseeable future.

8.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Basic:
Net income attributable to CEDC shareholders	$47,146	($726)	$173,211	$63,673

Weighted average shares of common stock outstanding	55,159	46,205	50,789	43,154
Basic earnings per share	$0.85	($0.02)	$3.41	$1.48

Diluted:
Net income attributable to CEDC shareholders	$47,146	($726)	$173,211	$63,673

Weighted average shares of common stock outstanding	55,159	46,205	50,789	43,154
Net effect of dilutive employee stock options based on the treasury stock method	341	—	171	784
Net effect of dilutive shares to be issued to Lion	3,327	—	3,327	—

Totals	58,827	46,205	54,287	43,938
Diluted earnings per share	$0.80	($0.02)	$3.19	$1.45

In the three months ended September 30, 2008, the Company excluded 785 thousand shares from the above EPS calculation because they would have had an antidilutive impact for the 2008 period presented.

Employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during the three and nine month periods ended September 30, 2008 and 2009. In addition there is no adjustment to fully diluted shares related to the Convertible Senior Notes as the average market price was below the conversion price for the periods.

Over three million shares of the Company’s common stock to be issued to Lion Capital in the future in connection with CEDC’s acquisition of Lion Capital’s remaining interest in RAG have been included in the above calculation of diluted earnings per share. These shares have not been issued yet.

9.	BORROWINGS

Bank Facilities

On July 10, 2008, a company comprising part of the Russian Alcohol Group entered into a Facility Agreement for a syndicated facility arranged by Goldman Sachs International, Bank Austria Creditanstalt AG, ING Bank N.V. London Branch and Raiffeisen Zentralbank Österreich AG, which provided for a term loan facility of $315 million. As of September 30, 2009, $256 million was outstanding under the facility, $35 million of which matures on July 1, 2013, $181 million of which matures on July 1, 2014 and the remaining $70 million of which matures on July 1, 2015. The term loan is guaranteed by Pasalba and Latchey Ltd., and certain other companies in the Russian Alcohol Group and is secured by all of the shares of capital stock of Russian Alcohol Group.

As of September 30, 2009, $45.7 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

As of September 30, 2009, the Company had utilized approximately $83.0 million of a multipurpose credit line agreement in connection with the 2007 tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company and are secured by 33.95% of the share capital of Polmos Białystok S.A. The indebtedness under the credit line agreement matures on February 24, 2011.

On April 24, 2008, the Company signed a credit agreement with Bank Zachodni WBK SA in Poland to provide up to $50 million of financing to be used to finance a portion of the Parliament and Whitehall acquisitions, as well as general working capital needs of the Company. The agreement provided for a $30 million five year amortizing term facility and a one year $20 million short term facility with annual renewal. In the second quarter of 2009 this facility was converted into Polish Zlotys. The maturity of term loan was extended to May 2013 and the maturity of the short term facility was extended to May 2010. The loan is guaranteed by the Company, Bols Sp. z o.o, a wholly owned subsidiary of the Company (“Bols”) and certain other subsidiaries of the Company, and is secured by all of the capital stock of Bols and 60% of the capital stock of Copecresto.

On July 2, 2008, the Company entered into a Facility Agreement with Bank Handlowy w Warszawie S.A., which provided for a term loan facility of $40 million. As of September 30, 2009, $33.3 million was outstanding under the term loan, which matures on July 4, 2011 and is guaranteed by CEDC, Carey Agri and certain other subsidiaries of the Company and is secured by all of the shares of capital stock of Carey Agri and subsequently will be further secured by shares of capital stock in certain other subsidiaries of CEDC.

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

As of September 30, 2009 and December 31, 2008, the Company had accrued interest of $5.2 million and $12.0 million respectively related to the Senior Secured Notes, with the next coupon due for payment on January 25, 2010. As of September 30, 2009 and December 31, 2008 accrued interest related to Senior Secured Notes is presented together with the Senior Secured Notes balance. Total obligations under the Senior Secured Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method and fair value adjustments from the application of hedge accounting as shown in the table below:

	September 30, 2009	December 31, 2008
Senior Secured Notes	$363,794	$357,934
Fair value bond mark to market	(319)	(7,124)
Unamortized portion of closed hedges	(2,165)	(553)
Unamortized issuance costs	(4,121)	(5,223)

Total	$357,189	$345,034

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

Effective January 1, 2009, we adopted ASC Topic 470-20, “Debt with Conversion and Other Options” that is effective for our $310 million Convertible Notes and requires retrospective application for all periods presented. The ASC Topic 470-20 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. ASC Topic 470-20, “Debt with Conversion and Other Options” also requires an accretion of the resultant debt discount over the expected life of the Convertible Notes. For additional information, see Note 2.- Basis of Presentation. On July 10, 2009, we filed a Current Report on Form 8-K to reflect the retrospective effect of this adjustment to our financial statements, management’s discussion and analysis and other disclosure in our annual report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 2, 2009, as subsequently amended.

As of December 31, 2008 accrued interest related to Convertible Senior Notes is presented in other accrued liabilities of $2.7 million. As of September 30, 2009 accrued interest is presented together with the Convertible Senior Notes balance of $0.4 million, with the next coupon due for payment on March 15, 2010. Total obligations under the Convertible Senior Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	September 30,	December 31,
	2009	2008
Convertible Senior Notes	$310,385	$310,000
Unamortized issuance costs	(3,973)	(4,791)
Debt discount related to Convertible Senior Notes	(13,628)	(16,585)

Total	$292,784	$288,624

Total borrowings as disclosed in the financial statements are:

	September 30,	December 31,
	2009	2008
Short term bank loans and overdraft facilities for working capital	$140,589	$109,552
Short term bank loans for share tender	20,761	—

Total short term bank loans and utilized overdraft facilities	161,350	109,552
Long term bank loans for share tender	62,284	81,081
Long term obligations under Senior Secured Notes	357,189	345,034
Long term obligations under Convertible Senior Notes	292,784	288,624
Other total long term debt, less current maturities	302,289	89,429

Total debt	$1,175,896	$913,720

September 30, 2009
Principal repayments for the following years
2009	$30,647
2010	159,093
2011	106,326
2012	383,732
2013 and beyond	496,098

Total	$1,175,896

10.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	September 30,	December 31,
	2009	2008
Raw materials and supplies	$36,374	$18,352
In-process inventories	1,453	1,698
Finished goods and goods for resale	177,927	160,254

Total	$215,754	$180,304

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

12.	STOCKHOLDERS’ EQUITY

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

On September 2, 2009, the Company filed a prospectus supplement with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-3 registering for resale by Lion/Rally Cayman 5, a company incorporated in the Cayman Islands, the 540,873 shares of Common Stock issued to Cayman 5 on that same date in connection with the Russian Alcohol Group acquisition (see Note 3 for additional details). The Company did not receive any proceeds from the sale.

On September 15, 2009, the Company issued to Cirey Holdings, in connection with the Russian Alcohol Group acquisition, 479,499 shares of Common Stock. The Company did not receive any proceeds from the sale.

13.	OPERATING SEGMENTS

The Company operates and manages its business based upon three primary segments: Poland, Russia and Hungary. Selected financial data split based upon this segmentation assuming elimination of intercompany revenues and profits is shown below:

	Segment Net Sales
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Segment
Poland	$232,558	$356,065	$616,262	$1,003,189
Russia	149,180	84,948	330,418	154,521
Hungary	8,361	11,428	23,416	29,653

Total Net Sales	$390,099	$452,441	$970,096	$1,187,363

	Operating Income
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Segment
Poland	$4,012	$32,601	$244,503	$86,266
Russia	31,725	20,540	60,055	36,489
Hungary	1,683	2,362	3,519	5,172
Corporate Overhead
General corporate overhead	(1,692)	(1,543)	(2,896)	(3,978)
Option Expense	(938)	(1,120)	(2,861)	(2,798)

Total Operating Income	$34,790	$52,840	$302,320	$121,151

	Identifiable Operating Assets
	September 30, 2009	December 31, 2008
Segment
Poland	$1,385,884	$1,625,471
Russia	2,358,026	814,400
Hungary	26,579	37,842
Corporate	23,562	5,973

Total Identifiable Operating Assets	$3,794,051	$2,483,686

	Goodwill
	September 30, 2009	December 31, 2008
Segment
Poland	$480,456	$469,094
Russia	1,221,911	269,109
Hungary	7,224	7,053
Corporate	—	—

Total Goodwill	$1,709,591	$745,256

14.	INTEREST INCOME / (EXPENSE)

For the three and nine months ended September 30, 2009 and 2008 respectively, the following items are included in Interest income / (expense):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest income	$2,205	$3,243	$9,016	$6,871
Interest expense	(19,584)	(19,793)	(60,532)	(49,693)

Total interest (expense), net	($17,379)	($16,550)	($51,516)	($42,822)

15.	OTHER FINANCIAL INCOME / (EXPENSE)

For the three and nine months ended September 30, 2009 and 2008, the following items are included in Other Financial Income / (Expense):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Foreign exchange impact related to foreign currency financing	$57,801	($49,190)	$15,658	($9,232)
Foreign exchange impact related to long term Notes receivable	—	13,006	9,276	13,006
Write-off of hedge associated with retired debt	—	—	—	(305)
Write-off of financing costs associated with retired debt	—	—	—	(851)
Other gains / (losses)	311	1,454	247	3,755

Total other financial income / (expense), net	$58,112	($34,730)	$25,181	$6,373

16.	FINANCIAL INSTRUMENTS

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	September 30, 2009
	Carrying Amount	Fair Value
Cash and cash equivalents	$255,535	$255,535
Hedges included in Prepaid expenses and other current assets	485	485
Hedges included in Other accrued liabilities	(2,267)	(2,267)
Equity method investment in affiliates	63,164	63,164
Bank loans, overdraft facilities and long-term debt	1,175,896	1,175,896

Derivative financial instruments

The Company is exposed to market movements in foreign currency exchange rates that could affect the Company’s results of operations and financial condition. In accordance with ASC Topic 815 “Derivatives and Hedging”, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value.

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

To qualify for hedge accounting under ASC Topic 815, the details of the hedging relationship must be formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risk that is being hedged, the derivative instrument, how effectiveness is being assessed and how ineffectiveness will be measured. The derivative must be highly effective in offsetting either changes in the fair value or cash flows, as appropriate, of the risk being hedged.

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

In September 2005, the Company entered into a coupon swap arrangement which exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. The hedge is accounted for as a fair value hedge according to ASC Topic 815 and is tested for effectiveness on a quarterly basis using the long haul method. Under this method, as long as the hedge is deemed highly effective both the fair value of the hedge and the hedge item are marked to market with the net impact recorded as gain or loss in the income statement.

In January 2009, the remaining portion of the IRS hedge related to the Senior Secured Notes was closed and written off with a net cash settlement of approximately $1.9 million.

As at September 30, 2009 the Company’s subsidiary, Russian Alcohol Group was part of the following hedge transactions:

•

U.S. Dollar to Russian Ruble foreign exchange rate hedge to protect against foreign exchange risk of payments related to term loans denominated in U.S. Dollars. The fair value as of the acquisition date equaled to total premium of $7.4 million and a fair value as of September 30, 2009 of $0.5 million.

•

Interest rate hedge to fix cost related to the term loans denominated in U.S. Dollars with floating interest rate. Based on the mark to market valuation fair value as of September 30, 2009 is $(2.3) million.

Both of these hedges are not qualified for hedging accounting with all changes in fair values at the end of each interim period being recorded as a gain or loss in the statement of income base on the mark to market valuation.

17.	FAIR VALUE MEASUREMENTS

The Company adopted ASC Topic 820 “Fair Value Measurements and Disclosures”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The Company’s adoption of ASC Topic 820 did not have a material impact on our consolidated financial statements.

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. As at September 30, 2009, we have no material financial assets or liabilities carried at fair value using significant level 1 or level 3 inputs and the only instruments we value using level 2 inputs are listed below:

As at September 30, 2009 the Company’s subsidiary, the Russian Alcohol Group, was part of the following hedge transactions:

•

U.S. Dollar to Russian Ruble foreign exchange rate hedge to protect against foreign exchange risk of payments related to term loans denominated in U.S. Dollars. The fair value as of the acquisition date equaled to total premium of $7.4 million and a fair value as of September 30, 2009 of $0.5 million.

•

Interest rate hedge to fix cost related to the term loans denominated in U.S. Dollars with floating interest rate. Based on the mark to market valuation fair value as of September 30, 2009 is ($2.3) million.

Both of these hedges are not qualified for hedging accounting with all changes in fair values at the end of each interim period being recorded as a gain or loss in the statement of income base on the mark to market valuation.

Coupon Swap

In September 2005, the Company entered into a coupon swap arrangement which exchanges a fixed Euro based coupon of 8%, with a variable Euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. The hedge is accounted for as a fair value hedge according to ASC Topic 815 and is tested for effectiveness on a quarterly basis using the long haul method. Under this method, as long as the hedge is deemed highly effective both the fair value of the hedge and the hedged item are marked to market with the net impact recorded as gain or loss in the income statement.

In January 2009, the remaining portion of the IRS hedge related to the Senior Secured Notes was closed and written off with a net cash settlement of approximately $1.9 million.

18.	STOCK OPTION PLANS AND WARRANTS

The Company adopted ASC Topic 718 “Compensation – Stock Compensation” requiring the recognition of compensation expense in the Condensed Consolidated Statements of Income related to the fair value of its employee share-based options.

The Company recognizes the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated.

ASC Topic 718 requires the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of employee share-based options. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is also required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted. Prior to adopting ASC Topic 718, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, and related Interpretations, in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods.

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

A summary of the Company’s stock option and restricted stock units activity, and related information for the nine months ended September 30, 2009 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price

Outstanding at January 1, 2009	1,350,252	$28.16
Granted	132,125	$19.79
Exercised	—	$—
Forfeited	—	$—

Outstanding at March 31, 2009	1,482,377	$27.86
Exercisable at March 31, 2009	1,038,225	$22.22

Outstanding at March 31, 2009	1,482,377	$27.86
Granted	68,500	$20.24
Exercised	(20,250)	$13.65
Forfeited	(9,500)	$60.92

Outstanding at June 30, 2009	1,521,127	$27.50
Exercisable at June 30, 2009	1,089,550	$22.87

Outstanding at June 30, 2009	1,521,127	$27.50
Granted	—	$—
Exercised	(38,000)	$14.23
Forfeited	—	$—

Outstanding at September 30, 2009	1,483,127	$27.84
Exercisable at September 30, 2009	1,053,125	$23.18

Nonvested restricted stock units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2009	68,555	$51.42
Granted	13,341	$19.58
Vested	—	$—
Forfeited	(458)	$74.15

Nonvested at March 31, 2009	81,438	$46.08

Nonvested at March 31, 2009	81,438	$46.08
Granted	1,743	$19.69
Vested	(2,740)	$34.51
Forfeited	(3,229)	$46.71

Nonvested at June 30, 2009	77,212	$45.87

Nonvested at June 30, 2009	77,212	$45.87
Granted	7,640	$27.64
Vested	—	$—
Forfeited	(3,118)	$54.80

Nonvested at September 30, 2009	81,734	$43.82

During 2009, the range of exercise prices for outstanding options was $1.13 to $60.92. During 2009, the weighted average remaining contractual life of options outstanding was 5.5 years. Exercise prices for options exercisable as of September 30, 2009 ranged from $1.13 to $44.15. The Company has also granted 7,640 restricted stock units to its employees at an average price of $27.64.

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of September 30, 2009, the Company has not changed the terms of any outstanding awards.

During the nine months ended September 30, 2009, the Company recognized compensation cost of $2.86 million and a related deferred tax asset of $0.5 million.

As of September 30, 2009, there was $4.7 million of total unrecognized compensation cost related to non-vested stock options and restricted stock units granted under the Plan. The costs are expected to be recognized over a weighted average period of 26 months through 2009-2012.

For the nine month period ended September 30, 2009, the compensation expense related to all options was calculated based on the fair value of each option grant using the binomial distribution model. The Company has never paid cash dividends and does not currently have plans to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on average of implied and historical volatility projected over the remaining term of the options. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	2009	2008
Fair Value	$8.07	$18.16
Dividend Yield	0%	0%
Expected Volatility	47.3% - 80.4%	34.1% - 38.5%
Weighted Average Volatility	57.6%	37.5%
Risk Free Interest Rate	0.4%	1.5% -3.2%
Expected Life of Options from Grant	3.2	3.2

19.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

As part of the Share Purchase Agreement related to the October 2005 Polmos Bialystok Acquisition, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish Zloty during the five years after the acquisition was consummated. As of September 30, 2009, the Company had invested 68.3 million Polish Zloty (approximately $23.6 million) in Polmos Bialystok.

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

The first portion of deferred payments already due under the original Stock Purchase Agreement amounting to €8,050,411 was settled on August 4, 2009 and the remaining portion of €8,303,630 was paid on September 15, 2009. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall, which represents an increase in the Company’s economic stake from 75% to 80%.

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

On July 9, 2008, the Company completed an investment with Lion Capital LLP (“Lion Capital”) and certain of Lion’s affiliates (collectively with Lion Capital, “Lion”) and certain other investors (the “Minority Investors”), pursuant to which the Company, Lion and the Minority Investors acquired all of the outstanding equity of the Russian Alcohol Group (“RAG”). In connection with that investment, the Company acquired an indirect equity stake in RAG of approximately 42%, and Lion acquired substantially all of the remainder of the equity of RAG. The agreements governing that investment gave the Company the right to acquire, and gave Lion the right to require the Company to acquire, Lion’s equity stake in RAG (the “Prior Agreement”).

On April 24, 2009, the Company entered into new agreements (the “New Agreements”) with Lion to replace the Prior Agreement, which will permit the Company, through a multi-stage equity purchase, to acquire over the next five years (including 2009) all of the equity interests in RAG held by Lion (the “Acquisition”), including a Note Purchase and Share Subscription Agreement between the Company, Carey Agri International – Poland Sp. z o.o., a Polish limited liability company and subsidiary of the Company (“Carey Agri”), Lion/Rally Cayman 2, a company incorporated in the Cayman Islands and the acquisition vehicle used for the original investment (“Cayman 2”), and Lion/Rally Cayman 5, a company incorporated in the Cayman Islands and an affiliate of Lion (“Cayman 5,” and such agreement, the “Note Purchase Agreement”). As a result of this agreement, the Company has assessed RAG as a variable interest entity, with the Company being the primary beneficiary. Pursuant to this change, the Company has begun to consolidate RAG as of the second quarter of 2009 and recorded a non-controlling interest of 9.4% representing equity not held by the Company or Lion Capital.

Pursuant to the Note Purchase Agreement, on April 29, 2009, Carey Agri paid to Cayman 5 $13,500,000 in cash in exchange for certain indirect equity interests in RAG, sold to Cayman 2 the $110,639,000 subordinated exchangeable loan notes issued by an affiliate of Cayman 2 to Carey Agri in connection with the initial investment, and used the proceeds to acquire additional indirect equity of RAG. In addition, (1) the Company issued to Cayman 5 540,873 shares of common stock, par value $0.01, of the Company (“Common Stock”) on September 2, 2009, and (2) Carey Agri paid to Cayman 5 $4.25 million in cash on August 14, 2009. In exchange for this consideration, the Company received additional indirect equity interests in RAG. The Company has guaranteed all of the obligations of Carey Agri under the Note Purchase Agreement.

On May 7, 2009, the Company entered into an Option Agreement (the “Option Agreement”) with Cayman 4, Cayman 5, Lion/Rally Cayman 6, a Cayman Islands company that holds the restructured investment in RAG (“Cayman 6”), and Lion/Rally Cayman 7 L.P., a Cayman Exempted Limited Partnership, of which the Company and Cayman 2 are limited partners (“Cayman 7”). The Option Agreement was replaced on October 2, 2009 with the New Option Agreement.

The New Option Agreement will govern the Company’s acquisition of the remaining equity interests in RAG held by Lion over the following four years.

Pursuant to the New Option Agreement, Cayman 4 and Cayman 5 granted to Cayman 7 a series of options entitling Cayman 7 to acquire, subject to the receipt of certain antitrust approvals, the remaining equity interests of RAG held by Lion through Cayman 4 and Cayman 5 (the “Cayman 7 Call Options”). In connection with the exercise of these options, Cayman 7 will receive certain equity interests in RAG, has paid and will pay to Cayman 4 and Cayman 5 consideration as follows: (1) 1,000,000 shares of Common Stock issuable, and $6,000,000 paid in cash, on October 30, 2009, (2) 1,575,000 shares of Common Stock issuable on June 15, 2010 and $39,330,517 and €22,822,679 payable in cash on or within 30 days after June 30, 2010 (up to $14,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock), (3) $65,708,229 and €62,243,670 payable in cash on or within 60 days after May 31, 2011 (up to $15,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock), (4) 751,852 shares of Common Stock issuable, and $66,644,690 and €63,087,417 payable in cash, on or within 90 days after July 31, 2012, and (5) $69,083,229 and €62,243,670 payable in cash on or within 120 days after May 31, 2013 (subject to reduction by up to $10,000,000, and up to $20,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock, in each case based upon the date on which such Cayman 7 Call Option is exercised and consummated). The amounts of cash payable, and number of shares issuable, are subject to certain adjustments based on the price of one share of Common Stock, and reduction in the event of early payment by the Company, in each case over the course of the Acquisition. The Company also will be able to apply the value of any dividends from RAG, in respect of its and Lion’s equity stakes, to prepayment of the consideration. Upon the consummation of all of the transactions contemplated above, the Company will hold all of the equity interests in RAG previously held by Lion, and will hold substantially all of the equity interests in RAG.

As consideration for Cayman 4 and Cayman 5 granting to Cayman 7 the Cayman 7 Call Options, the Company granted to Cayman 4 and Cayman 5 warrants to acquire Common Stock as follows: (1) warrants to acquire, in the aggregate, 1,490,550 shares of Common Stock at an exercise price of $22.11, exercisable on May 31, 2011, (2) warrants to acquire, in the aggregate, 300,000 shares of Common Stock at an exercise prices of $26.00, exercisable on July 31, 2012, and (3) warrants to acquire, in the aggregate, 1,803,813 shares of Common Stock at an exercise prices of $26.00, exercisable on May 31, 2013 (all such warrants, the “Warrants”). Each of the Warrants may be settled, at the Company’s option, in cash or on a net shares basis

As of the acquisition date, April 24, 2009, CEDC recorded at fair value all future payments due under the Option Agreement as a liability. The total present value of deferred consideration as of April 24, 2009 amounted to $447.2 million and was determined using a 14.5% discount rate. The present value of the liability is amortized over the period of time the liability is outstanding, until the last portion of the liability is settled in May 2013, with recognition of a non cash interest expense every quarter in the statement of income. The discounted amortization charge for the period from April 24, 2009 to June 30, 2009 amounted to $27.4 million.

On July 29, 2009, the Company entered into an agreement with Lion, pursuant to which Cayman 7 acquired additional indirect equity interests in RAG as a result of the acquisition by Cayman 6 of equity interests in RAG from certain of the Minority Investors (the “Selling Minority Investors”). The Company acquired such equity through a subscription for additional limited partnership interests in Cayman 7, of which it holds 100% of the economic interests and the general partner of which is an affiliate of Lion, pursuant to a Commitment Letter (the “Commitment Letter”), dated July 29, 2009, between the Company, Cayman 6 and Cayman 7. Cayman 7 made a further investment in Cayman 6, as provided in the New Agreements and the Commitment Letter, as a result of which Cayman 6 acquired the equity interests in RAG from the Selling Minority Investors pursuant to a Sale and Purchase Agreement (the “Sale and Purchase Agreement”), dated July 29, 2009, between Cayman 6, Euro Energy Overseas Ltd., a British Virgin Islands company, Altek Consulting Inc., a British Virgin Islands company, Genora Consulting Inc., a Republic of Seychelles company, Lidstel Ltd., a British Virgin Islands company, Pasalba Limited, a company incorporated under the laws of Cyprus and Lion/Rally Lux 1, a company incorporated in Luxembourg. The Cayment 6 equity interests acquired by Cayman 7 will be subject to the same security as Cayman 7’s other interests in Cayman 6. On August 3, 2009, the parties to the Commitment Letter and the Sale and Purchase Agreement consummated the Acquisition in exchange for $30,000,000 in cash, funded by the Company, resulting in the acquisition of a 6% stake in RAG held by the Selling Minority Investors. After giving effect to this acquisition of minority interests and the transactions contemplated by the Note Purchase Agreement, the Company holds approximately 58% of the equity interests in RAG.

Starting from the second quarter of 2009, the Company is consolidating all profit and loss results for Cayman 2 except for the share not held by the Company or Lion Capital, being initially 9.4% that decreased to 3.4% as a result of the 6% buyout described in the paragraph above. The Company accounts for the 3.4% of non-controlling interest being presented under the equity section in the consolidated balance sheet of CEDC.

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

Pursuant to the terms of the New Option Agreement, if any issuance of Common Stock pursuant to the New Option Agreement would cause Cayman 4, Cayman 5 and their affiliates to breach the Threshold, the issuance of such Common Stock will be deferred until it can be issued without breaching the Threshold.

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

During the nine months of 2009, the Company made sales and purchases transactions with ZAO Urozhay an entity partially owned by a CEDC Board Member, Sergey Kupriyanov. Urozhay is acting as a toll filler for the Company. All sales related mainly to raw materials for production and were made on normal commercial terms. Total sales for the nine months ended September 30, 2009 were approximately $7.1 million. Purchases of finished goods from ZAO Urozhay were approximately $19.0 million.

During the nine months of 2009, the Company made sales to a restaurant which is partially owned by the Chief Executive Officer of the Company. All sales were made on normal commercial terms, and total sales for the nine months ended September 30, 2009 and 2008 were approximately $74,300 and $56,100.

One of the Company’s subsidiaries has a loan denominated in Euro from Herodius Holdings Limited, a company owned by a co-owner of Whitehall Group. The loan balance including accrued interest as at September 30, 2009 is $2.0 million. The loan accrues interest at normal market rates.

As described in further detail in Note 3, on September 22, 2009, the Company acquired the remaining 15% of the share capital of Copecresto Enterprises Limited that it did not already hold. Mr. Sergey Kupriyanov, a member of the Board of Directors of the Company, had an indirect minority interest in Copecresto and as a result thereof had an approximate 22% interest in the $70,167,734 total consideration paid for the remaining 15% and the approximately $16.9 million to be paid by the Company in connection with the completion of the Company’s initial acquisition of 85% of the share capital of Copecresto (of which $9.9 million was paid on October 30, 2009 and the remainder is to be paid in November 2009). The price terms under those transactions were determined based on arms-length negotiations among the parties.

22.	SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through November 9, 2009, which is the date the financial statements were issued.

On October 30, 2009, the Company signed an amendment to the New Option Agreement with Cayman 4, Cayman 5, and Cayman 7. The parties to the New Option Agreement have agreed to amend it for the matter described below, effective on October 30, 2009.

In connection with the exercise of one of the Cayman 7 Call Options, instead of issuing 1,000,000 shares of Common Stock of the Company to Cayman 4 and Cayman 5 on October 30, 2009, the parties agreed that the Company will transfer $31,860,000 payable in cash prior to January 15, 2010 (provided, that if Cayman 7 does not make this payment prior to January 15, 2010, the Company will instead issue $32,510,000 in Common Stock to Cayman 4 and Cayman 5 on February 10, 2010).

23.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (“ASU 2009-05”), which is effective for financial statements issued for interim and annual periods ending after August 2009. ASU 2009-05 amends FASB Accounting Standards Codification (“FASB ASC”) Topic 820-10 (“FASB ASC 820-10”). The update provides clarification on the techniques for measurement of fair value required of a reporting entity when a quoted price in an active market for an identical liability is not available. This update had no impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification )™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS No. 162 (“SFAS No. 168”), which is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 codified as ASC Topic 105-10 (“FASB ASC 105-10”). FASB ASC 105-10 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy). This standard had no impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is a revision to FIN 46(R) and changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 retains the scope of FIN 46(R) but added entities previously considered qualifying special purpose entities, or QSPEs, since the concept of these entities is eliminated in SFAS 166. SFAS 167 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is evaluating potential effect of adoption of SFAS 167 on its consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), codified in FASB ASC Topic 855-10, which establishes accounting and disclosure standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It defines financial statements as available to be issued, requiring the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether it be the date the financial statements were issued or the date they were available to be issued. FAS 165 is effective for our second quarter of 2009 and has not had a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. SFAS 115-2 and SFAS 124-2”), which is codified in FASB ASC Topic 320-10. FSP No. SFAS 115-2 and SFAS 124-2 provides guidance to determine whether the holder of an investment in a debt security for which changes in fair value are not regularly recognized in earnings should recognize a loss in earnings when the investment is impaired. This FSP also improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the consolidated financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 107-1 and Accounting Principles Board (“APB”) Opinion No. APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. SFAS 107-1 and APB 28-1”). FSP No. SFAS 107-1

and APB 28-1, which is codified in FASB ASC Topic 825-10-50, require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted FSP No. SFAS 107-1 and APB 28-1 beginning April 1, 2009. This FSP had no impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP No. SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, (“FSP No. SFAS 132(R)-1”) which is codified in FASB ASC Topic 715-20-50. FSP No. SFAS 132(R)-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans intended to provide financial statement users with a greater understanding of: 1) how investment allocation decisions are made; 2) the major categories of plan assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets. The disclosure requirements are annual and do not apply to interim financial statements and are required by us in disclosures related to the year ended December 31, 2009. We do expect the adoption of FSP SFAS 132R-1 to result in additional annual financial reporting disclosures and we are continuing to assess the potential effects of this pronouncement.

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

•	statements about the level of our costs and operating expenses relative to the Company revenues, and about the expected composition of the Company’s revenues;

•	statements about consummation, financing, results and integration of the Company’s acquisitions, including future acquisitions the Company may make;

•	information about the impact of Polish and/or Russian regulations on the Company business;

•	statements about local and global credit markets, currency exchange rates and economic conditions;

•	other statements about the Company’s plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

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

Overview

We are the largest vodka producer by value and volume in the world with our primary operations in Poland, Hungary and Russia. In Poland, we produce the Absolwent, Zubrówka, Bols and Soplica brands, among others. In Russia, we produce and sell one of the leading vodkas in the premium segment, Parliament Vodka. Through our investment in the Russian Alcohol Group, referred to as RAG, we also produce and sell the number one selling vodka in Russia, Green Mark, a mainstream brand. In addition, we produce and distribute Royal Vodka, the number one selling vodka in Hungary. We also currently export our products to many markets around the world.

In 2008, the companies in our group produced and sold approximately 30.1 million nine-liter cases of vodka in the four main vodka segments: top—premium, premium, mainstream and economy (with over 85% of our sales in the mainstream and premium segments).

Starting at the end of 2008 and continuing into 2009, we have sustained our actions focused on cost control and working capital management, including re-evaluating our capital expenditure plans, continuing to consolidate distribution branches in Poland and reducing headcount both in Poland and Russia. In addition in Russia and Poland, spirit pricing has remained low from year end to September 2009, and labor costs continue to come down as well as other key cost components including but not limited to petrol costs and materials for packaging.

Significant factors affecting our consolidated results of operations

Effect of Acquisitions of Subsidiaries

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

The Whitehall Acquisition

On May 23, 2008, the Company and certain of its affiliates entered into, and closed upon, a Share Sale and Purchase Agreement and certain other agreements whereby the Company acquired shares representing 50% minus one vote of the voting power, and 75% of the economic interests in the Whitehall Group. The Whitehall Group is a leading importer of premium spirits and wines in Russia. The aggregate consideration paid by the Company was $200 million, paid in cash at the closing. In addition, on October 21, 2008 the Company issued 843,524 shares of its common stock to the seller. On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement, as described under “The Company’s Future Liquidity and Capital Resources,” below. As a result of this the economic interest of the Company in Whitehall Group increased from 75% to 80%.

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

As a result of these agreements, the Company has assessed RAG as a variable interest entity, with the Company being the primary beneficiary. Pursuant to this change, the Company has begun to consolidate RAG as of the second quarter of 2009 and recorded a non-controlling interest of 9.4% representing equity not held by the Company or Lion Capital. From an accounting perspective the Company treated the acquisition of the RAG equity interests held by Lion as if this acquisition had happened on April 24, 2009. As of this date CEDC recorded at fair value all future payments due under these agreements as a liability. The total present value of deferred consideration as of April 24, 2009 amounted to $447.2 million and was determined using a 14.5% discount rate. The present value of the liability is amortized over the period of time ending on the date the last payment is made which is currently expected in 2013, with recognition of a non cash interest expense every quarter in the statement of income. The discount amortization charge for the period from April 24, 2009 to September 30, 2009 amounted to $27.4 million.

On July 29, 2009, the Company entered into an agreement with Lion, pursuant to which Lion/Rally Cayman 7 L.P., a Cayman Exempted Limited Partnership, of which the Company holds 100% of the economic interests and is a limited partner, acquired an additional 6% indirect equity interest in RAG from certain minority investors in RAG in exchange for $30,000,000 in cash funded by the Company. After giving effect to this acquisition, the Company holds approximately 58% of the equity interests in RAG.

Starting from the second quarter of 2009, the Company is consolidating all profit and loss results for Cayman 2 except for the share not held by the Company or Lion Capital, which was initially 9.4% but decreased to 3.4% as a result of the acquisition of a 6% interest from certain minority investors described in the paragraph above. The Company accounts for the 3.4% of non-controlling interest being presented under the equity section in the consolidated balance sheet of CEDC.

The impact of the consolidation of the Russian Alcohol Group includes the consolidation of the revenues and costs of the business which impact sales, gross margins, operating costs, operating profit and financial expenses as discussed in more detail below. In addition the amortization of the deferred acquisition charges is reflected in other non-operating expenses and the net income attributable to non-controlling interest in subsidiaries reflects the proportionate share of net income net held by either the Company or Lion Capital, which is 3.4% at present.

Effect of Exchange Rate Movements

During the first quarter of 2009 there was a significant depreciation of the Polish Zloty and the Russian Ruble against the U. S. Dollar and the Euro; however, during the second and third quarter the situation in emerging markets began to improve and both currencies began to strengthen against the U.S. Dollar. These exchange rate movements have had a material impact on our foreign currency translation in each reporting quarter. In addition, we recognized a material non cash foreign exchange translation loss in the first quarter, and a material non cash foreign exchange translation gain in the second and third quarter, in each case primarily due to our liabilities under the Senior Secured Notes and the Senior Convertible Notes, denominated in Euro and U.S. Dollars, respectively.

Basis of presentation

We adopted ASC Topic 470-20, “Debt with Conversion and Other Options” that is effective for our $310.0 million aggregate principal amount of 3.00% Convertible Senior Notes (“CSN”) and requires retrospective application for all periods presented. The ASC Topic 470-20 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability ($290.3 million as of the date of the issuance of the CSNs) and equity components ($19.7 million as of the date of the issuance of the CSNs) of the instrument. The debt component was recognized at the present value of its cash flows discounted using a 4.5% discount rate, our borrowing rate at the date of the issuance of the CSNs for a similar debt instrument without the conversion feature. The equity component, recorded as additional paid-in capital, was $12.8 million, which represents the difference between the proceeds from the issuance of the CSNs and the fair value of the liability, net of deferred taxes of $6.9 million as of the date of the issuance of the CSNs.

ASC Topic 470-20 also requires an accretion of the resultant debt discount over the expected life of the CSNs, which is March 7, 2008 to March 15, 2013. The condensed consolidated income statements were retroactively modified compared to previously reported amounts as follows (in thousands, except per share amounts):

	Nine months ended September 30, 2008	Three months ended September 30, 2008

Additional pre-tax non-cash interest expense	3,580	2,133
Additional deferred tax benefit	1,253	747
Retroactive change in net income and retained earnings	(2,327)	(1,386)
Change to basic earnings per share	($0.05)	($0.03)
Change to diluted earnings per share	($0.05)	($0.03)

Results of Operations:

Three months ended September 30, 2009 compared to three months ended September 30, 2008

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below. The amounts for the three months ended September 30, 2008 have been adjusted from the previously disclosed amounts, as described above.

	Three months ended
	September 30, 2009	September 30, 2008 (as adjusted)

Sales	$577,287	$586,038
Excise taxes	(187,188)	(133,597)
Net Sales	390,099	452,441
Cost of goods sold	260,269	336,609

Gross Profit	129,830	115,832

Operating expenses	80,040	62,992

Operating Income before fair value adjustments	49,790	52,840

Contingent consideration true-up	(15,000)	—
Gain on remeasurement of previously held equity interest	—	—
Impairment charge	—	—

Operating Income	34,790	52,840

Non operating income / (expense), net
Interest (expense), net	(17,379)	(16,550)
Other financial income / (expense), net	58,112	(34,730)
Amortization of deferred charges	(16,192)	—
Other non operating (expense), net	(319)	(423)

Income before taxes, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	59,012	1,137

Income tax benefit / (expense)	(11,584)	68
Equity in net earnings of affiliates	956	1,087

Net income	$48,384	$2,292

Less: Net income attributable to noncontrolling interests in subsidiaries	47	657
Less: Net income attributable to redeemable noncontrolling interests in Whitehall Group	1,191	2,361

Net income /(loss) attributable to CEDC	$47,146	($726)

Net income / (loss) per share of common stock, basic	$0.85	($0.02)

Net income / (loss) per share of common stock, diluted	$0.80	($0.02)

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and exclusive imports and value added tax. Total net sales decreased by approximately 13.8%, or $62.3 million, from $452.4 million for the three months ended September 30, 2008 to $390.1 million for the three months ended September 30, 2009. This decrease in sales is due to the following factors:

Net Sales for three months ended September 30, 2008	$452,441
Increase from acquisitions	97,406
Reduction of low margin products and excise impact	(23,534)
Existing business sales decline	(20,795)
Impact of foreign exchange rates	(115,419)

Net sales for three months ended September 30, 2009	$390,099

Factors impacting our existing business sales for the three months ending September 30, 2009 include our program of reducing our wholesaling of lower margin SKUs, primarily beer (which sells in higher volumes during the summer as compared to other quarters), in Poland that we began at the end of 2008, which amounts to $23.5 million, including $1.6 million of excise tax reduction, for the three months ended September 30, 2009. As of January 2009, sales of products which we produce at Polmos Bialystok and Bols to certain key accounts were moved from our distribution companies to the producer, Polmos Bialystok and Bols, in order to reduce distribution costs. When a sale is reported directly from a producer, excise tax is eliminated from net sales and when a sale is made from a distribution company the sales are recorded gross with excise tax. Therefore the movement of the sales contracts from a distributor to the producer reduces the amount of net sales reported through the elimination of excise tax and also increases gross profit as a percent of sales. Our existing business sales growth was slightly lower in Poland and Russia, reflecting the soft consumer environment due to the global and regional economic crisis. The net sales increase from acquisitions is due to the inclusion of sales from the Russian Alcohol Group, which the Company has begun consolidating as of the second quarter of 2009.

Based upon average exchange rates for the three months ended September 30, 2009 and September 30, 2008, our functional currencies depreciated against the U.S. dollar, by approximately 26%. This resulted in a decrease of $115.4 million of sales in U.S. Dollar terms. Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Sales Three months ended September 30,
	2009	2008
Segment
Poland	$232,558	$356,065
Russia	149,180	84,948
Hungary	8,361	11,428

Total Net Sales	$390,099	$452,441

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

The Hungarian sales decline was driven mainly by the devaluation of the Hungarian Forint to the U.S. dollar, as well as the soft consumer environment due to the global and regional economic crisis.

Gross Profit

Total gross profit increased by approximately 12.1%, or $14.0 million, to $129.8 million for the three months ended September 30, 2009, from $115.8 million for the three months ended September 30, 2008, reflecting the increase in gross profit margins percentage in the three months ended September 30, 2009. Gross margin increased from 25.6% of net sales for the three months ended September 30, 2008 to 33.3% of net sales for the three months ended September 30, 2009. The primary factor resulting in the improved margin was the inclusion of the results of the Russian Alcohol Group, which, as producer, operates on a higher gross profit margin than the Polish distribution business, which is more significantly impacted by lower margin distribution operations. Margins were further improved by our reduced emphasis on lower margin third party distribution products, primarily beer, as described above, as well as lower input costs, including raw spirit, and a growth of our import/export business.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Operating expenses as a percent of net sales increased from 13.9% for the three months ended September 30, 2008 to 20.5% for the three months ended September 30, 2009. Total operating expenses increased by approximately 27.0%, or $17.0 million, from $63.0 million for the three months ended September 30, 2008 to $80.0 million for the three months ended September 30, 2009. Approximately $33.8 million of this increase resulted primarily from the effects of the consolidation of the Russian Alcohol Group. The cost base of our business was reduced by $0.7 million due to various cost cutting measures taken over in the last nine months.

Operating expenses for three months ended September 30, 2008	$62,992
Increase from acquisitions	33,784
Decrease from existing business decline	(667)
Impact of foreign exchange rates	(16,069)

Operating expenses for three months ended September 30, 2009	$80,040

The table below sets forth the items of operating expenses.

	Three Months Ended September 30,
	2009	2008
	($ in thousands)
S,G&A	$66,134	$48,927
Marketing	10,985	10,732
Depreciation and amortization	2,921	3,333

Total operating expense	$80,040	$62,992

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A increased by approximately 35.2%, or $17.2 million, from $48.9 million for the three months ended September 30, 2008 to $66.1 million for the three months ended September 30, 2009. Approximately $29.3 million of this increase resulted from the consolidation of the results of the Russian Alcohol Group partially offset by the devaluation of the Polish Zloty and cost savings.

Depreciation and amortization decreased by approximately 12.1%, or $ 0.4 million, from $3.3 million for the three months ended September 30, 2008 to $2.9 million for the three months ended September 30, 2009 due to the impact of foreign exchange translation.

Operating Income

Total operating income decreased by approximately 34.1%, or $18.0 million, from $52.8 million for the three months ended September 30, 2008 to $34.8 million for the three months ended September 30, 2009. This decrease resulted primarily from a $15.0 million post-closing cash payment made to the original sellers for the Russian Alcohol Group that was settled in the third quarter of 2009, as well as devaluation of the Polish Zloty against the U.S. Dollar. Because the $15.0 million payment was made after the acquisition closing date, the consideration is treated as an expense on the income statement. In addition, excluding the $15.0 million payment described above, operating profit margin as a percentage of net sales increased from 11.7% to 12.8% reflecting the impact of our own brands constituting a greater proportion of our total sales, including in Russia, as well as the reduction in lower third party distribution sales and cost cutting measures as mentioned above. The table below summarizes the segmental split of operating profit.

	Operating Income Three months ended September 30,
	2009	2008
Segment
Poland	$4,012	$32,601
Russia	31,725	20,540
Hungary	1,683	2,362
Corporate Overhead
General corporate overhead	(1,692)	(1,543)
Option Expense	(938)	(1,120)

Total Operating Income	$34,790	$52,840

Operating profit in Poland, excluding the $15.0 million payment described above, as a percent of net sales declined to 8.2% for the three months ended September 30, 2009 from 9.2% in the same period in 2008. This was due to the lower sales of our distribution business through the fixed-cost infrastructure.

The operating profit margin as a percent of net sales in Russia declined from 24.2% for the three months ended September 30, 2008 to 21.3% for the three months ended September 30, 2009. This is due primarily to the Russian Alcohol Group which was consolidated for the first time during the three months ending June 30, 2009 and which operates on lower operating profit margins, than our other businesses in Russia (Parliament and the Whitehall Group) due to the nature of its products. Approximately 7% of the sales of the Russian Alcohol Group represent sales of lower margin ready to drink alcohol-based products and its primary brand Green Mark, is sold at mainstream price points as compared to Parliament which is a sub-premium brand with a higher price point.

In Hungary operating profit margins remained stable as a percent of net sales at 20.7% for the three months ended September 30, 2008 as compared to 20.1% for the three months ended September 30, 2009.

The decline in our operating profit in all segments was also impacted by devaluation of our functional currencies against the U.S. Dollar.

Non Operating Income and Expenses

Total interest expense increased by approximately 4.8%, or $0.8 million, from $16.6 million for the three months ended September 30, 2008 to $17.4 million for the three months ended September 30, 2009. This increase is a result of the consolidation of the finance costs of the Russian Alcohol Group and the additional borrowings the Company made to finance its investment in the Russian Alcohol Group in July 2008.

The Company recognized $58.1 million of unrealized foreign exchange rate gains in the three months ended September 30, 2009, primarily related to the impact of movements in exchange rates on our USD and EUR denominated liabilities, as compared to $34.7 million of losses in the three months ended September 30, 2008.

The present value of the deferred consideration related to acquisition in the Russian Alcohol Group is amortized over the period of time ending on the date the last payment is made, which is currently expected in 2013, with recognition of a non cash interest expense every quarter in the statement of income. The discount amortization charge for the three month period ended September 30, 2009 amounted to $16.2 million.

Income Tax

Our effective tax rate for the three months ending September 30, 2009 was 19.6%, which is driven by the blended statutory tax rates rate of 19% in Poland and 20% in Russia.

Equity in Net Earnings

Equity in net earnings for the three months ending September 30, 2009 include CEDC’s proportional share of net income from its investments accounted for under the equity method.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below. The amounts for the nine months ended September 30, 2008 have been adjusted from the previously disclosed amounts, as described above.

	Nine months ended
	September 30, 2009	September 30, 2008 (as adjusted)

Sales	$1,407,475	$1,536,964
Excise taxes	(437,379)	(349,601)
Net Sales	970,096	1,187,363
Cost of goods sold	659,408	901,577

Gross Profit	310,688	285,786

Operating expenses	198,664	164,635

Operating Income before fair value adjustments	112,024	121,152

Contingent consideration true-up	(15,000)	—
Gain on remeasurement of previously held equity interest	225,605	—
Impairment charge	(20,309)	—

Operating Income	302,320	121,151

Non operating income / (expense), net
Interest (expense), net	(51,516)	(42,822)
Other financial income / (expense), net	25,181	6,373
Amortization of deferred charges	(27,423)	—
Other non operating income / (expense), net	(8,961)	(565)

Income / (loss) before taxes, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	239,601	84,137

Income tax benefit / (expense)	(46,359)	(16,691)
Equity in net earnings of affiliates	(17,013)	1,989

Net income / (loss)	$176,229	$69,435

Less: Net income / (loss) attributable to noncontrolling interests in subsidiaries	2,185	2,486
Less: Net income / (loss) attributable to redeemable noncontrolling interests in Whitehall Group	833	3,276

Net income /(loss) attributable to CEDC	$173,211	$63,673

Net income per share of common stock, basic	$3.41	$1.48

Net income per share of common stock, diluted	$3.19	$1.45

Net Sales

Total net sales decreased by approximately 18.3%, or $217.3 million, from $1,187.4 million for the nine months ended September 30, 2008 to $970.1 million for the nine months ended September 30, 2009. This decrease in sales is due to the following factors:

Net Sales for nine months ended September 30, 2008	$1,187,363
Increase from acquisitions	229,710
Reduction of low margin products and excise impact	(62,312)
Existing business sales decline	(29,726)
Impact of foreign exchange rates	(354,939)

Net sales for nine months ended September 30, 2009	$970,096

Factors impacting our existing business sales for the nine months ending September 30, 2009 include our program of reducing our wholesaling of lower margin SKUs, primarily beer, in Poland, which we began at the end of 2008 and lower depletions during the first quarter of 2009 as a result of higher inventory levels in the market in Poland at the beginning of the quarter. These higher inventory levels in the market at the beginning of the year, which impacted primarily the first quarter of 2009, were driven by the nine percent excise tax increase in Poland on December 31, 2008 which prompted customers to purchase additional product prior to December 31, 2008 at the lower excise tax. This was the primary factor affecting our decline in existing business sales growth. Moreover, as of January 2009, sales of products which we produce at Polmos Bialystok and Bols to certain key accounts were moved from our distribution companies to the producer, Polmos Bialystok and Bols, in order to reduce distribution costs. When a sale is reported directly from a producer, excise tax is eliminated from net sales and when a sale is made from a distribution company the sales are recorded gross with excise tax. Therefore the movement of the sales contracts from a distributor to the producer reduces the amount of net sales reported through the elimination of excise tax and also increases gross profit as a percent of sales. These were the primary factors affecting the decline in our existing business sales of approximately 3%. However, as noted below, the reduction in lower margin of distributed products contributed to our positive growth in gross and operating margins as a percentage of sales. Based upon average exchange rates for the nine months ended September 30, 2009 and September 30, 2008, our functional currencies depreciated against the U.S. Dollar, by approximately 43%. This resulted in a decrease of $354.9 million of sales in U.S. Dollar terms. These decreases were partially offset by the consolidation of net sales of the Russian Alcohol Group, as discussed above.

Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Sales Nine months ended September 30,
	2009	2008
Segment
Poland	$616,262	$1,003,189
Russia	330,418	154,521
Hungary	23,416	29,653

Total Net Sales	$970,096	$1,187,363

As noted above the decline in sales for Poland were primarily driven by the devaluation of the Polish Zloty against the U.S. dollar, which resulted in a reduction of sales of $301.4 million, a $62.3 million reduction in our lower margin third party distribution sales, and the lower sales of our own products due to higher inventory levels in the market during the first quarter of 2009 as a result of the excise tax increase in Poland on December 31, 2008, which resulted in the bulk of the remainder of the decline. Partially offsetting these items was growth in our imports and exports business.

The increase in sales in Russia was driven primarily by the inclusion of a full quarter for the entities acquired in 2008, namely Parliament on March 13, 2008 and the Whitehall Group on May 23, 2008 as well as the consolidation of the results of the Russian Alcohol Group commencing in the second quarter of 2009.

The Hungarian sales decline was driven by the devaluation of the Hungarian Forint against the U.S. Dollar, whereas in local currency value terms sales were up by approximately one percent.

Gross Profit

Total gross profit increased by approximately 8.7%, or $24.9 million, to $310.7 million for the nine months ended September 30, 2009, from $285.8 million for the nine months ended September 30, 2008, reflecting the increase in gross profit margins percentage in the nine months ended September 30, 2009. Gross margin increased from 24.1% of net sales for the nine months ended September 30, 2008 to 32.0% of net sales for the nine months ended September 30, 2009. The primary factor resulting in the improved margin was the inclusion of the newly acquired businesses in Russia, Parliament and Whitehall, as well as the consolidation of the results of the Russian Alcohol Group, which, as producers and importers, operate on a higher gross profit margin than the Polish distribution business, which is more significantly impacted by lower margin distribution operations. Margins were further improved by our reduced emphasis on lower margin third party distribution products, primarily beer, as described above, as well as lower input costs, including raw spirit, and a growth of our import/export business.

Operating Expenses

Operating expenses as a percent of net sales increased from 13.9% for the nine months ended September 30, 2008 to 20.5% for the nine months ended September 30, 2009. Total operating expenses increased by approximately 20.7%, or $34.1 million, from $164.6 million for the nine months ended September 30, 2008 to $198.7 million for the nine months ended September 30, 2009. Approximately $84.2 million of this increase resulted primarily from the effects of the acquisition of Parliament Group in March 2008 and Whitehall Group in May 2008, as well as the consolidation of the results of the Russian Alcohol Group in July 2008. Approximately $0.6 million resulted from the cost increases in our business, which includes costs related to employee headcount reductions that were implemented during the first quarter of 2009. These increases were partially offset by the depreciation of the functional currencies against the U.S. Dollar.

Operating expenses for nine months ended September 30, 2008	$164,635
Increase from acquisitions	84,213
Increase from existing business growth	573
Impact of foreign exchange rates	(50,757)

Operating expenses for nine months ended September 30, 2009	$198,664

The table below sets forth the items of operating expenses.

	Nine Months Ended September 30,
	2009	2008
	($ in thousands)
S,G&A	$163,918	$126,792
Marketing	26,905	29,395
Depreciation and amortization	7,841	8,448

Total operating expense	$198,664	$164,635

S,G&A increased by approximately 29.3%, or $37.1 million, from $126.8 million for the nine months ended September 30, 2008 to $163.9 million for the nine months ended September 30, 2009. Approximately $69.5 million of this increase resulted primarily from the effects of the acquisitions discussed above and the consolidation of the results of the Russian Alcohol Group, and the remainder of the increase resulted primarily from the growth of the business, which increases were fully offset by the depreciation of the Polish Zloty against the U.S. Dollar.

Depreciation and amortization decreased by approximately 7.1%, or $ 0.6 million, from $8.4 million for the nine months ended September 30, 2008 to $7.8 million for the nine months ended September 30, 2009 due to the impact of foreign exchange translation.

Operating Income

Total operating income increased by approximately 149.4%, or $181.1 million, from $121.2 million for the nine months ended September 30, 2008 to $302.3 million for the nine months ended September 30, 2009. This increase resulted primarily from the consolidation of the results of the Russian Alcohol Group, from which the Company recognized a one-time gain in the nine month period ended September 30, 2009, amounting to $225.6 million in operating income based on the remeasurement of previously held equity interests in RAG to fair value, which was partially offset by an impairment charge of $20.3 million, a $15.0 million post-closing cash payment made to the original sellers for the Russian Alcohol Group that was settled in the third quarter of 2009 and from the impact of the devaluation of our primary functional currencies (Polish Zloty, Russian Ruble and Hungarian Forint) against the

U.S. Dollar, as described above. However, as a percent of net sales, operating profit margin excluding fair value adjustments increased from 10.2% to 11.5% reflecting the impact of the newly acquired Russian businesses and the consolidation of the results of the Russian Alcohol Group, as well as the reduction in lower third party distribution sales and a growth of our import/export business. The table below summarizes the segmental split of operating profit.

	Operating Income Nine months ended September 30,
	2009	2008
Segment
Poland	$244,503	$86,266
Russia	60,055	36,489
Hungary	3,519	5,172
Corporate Overhead
General corporate overhead	(2,896)	(3,978)
Option Expense	(2,861)	(2,798)

Total Operating Income	$302,320	$121,151

Operating profit in Poland, after excluding the $20.3 million impairment, $225.6 million of gain on remeasurements of previously held equity interest and $15.0 million payment described above, as a percent of net sales increased to 8.8% for the nine months ended September 30, 2009 from 8.6% in the same period in 2008. This was due to the factors mentioned above, namely the trimming of lower margin distribution products from our sales mix.

The operating profit margin as a percent of net sales in Russia declined from 23.6% for the nine months ended September 30, 2008 to 18.2% for the nine months ended September 30, 2009. However due to the timing of the acquisitions in Russia, the first quarter of 2008 only includes two weeks of operations from Parliament which is not reflective of a normal first quarter in Russia. In addition, the seasonality of the business in Russia is much greater than in Poland, as generally the first quarter operating profit is approximately 5%-8% of the full year operating profit in Russia, as compared to 15%-16% in Poland. Therefore the first quarter in Russia tends to have a significantly lower operating profit as a percent of sales as compared to the rest of the year. In addition the Russian Alcohol Group which was consolidated for the first time during the three months ending June 30, 2009 operates on lower operating profit margins than our other businesses in Russia (Parliament and the Whitehall Group) due to the nature of its products. Approximately 9% of the sales of the Russian Alcohol Group represent sales of lower margin ready to drink alcohol-based products and its primary brand, Green Mark, is sold at mainstream price points as compared to Parliament’s primary brand, which is a sub-premium brand with a higher price point.

In Hungary there was a decline in operating profit as a percent of net sales from 17.4% for the nine months ended September 30, 2008 to 15.0% for the nine months ended September 30, 2009. This decline was due primarily to higher local currency import costs in the first quarter of 2009 as the Hungarian business sales constitute only imported spirits which have prices denominated primarily in Euro. However, we expect a price increase, which was taken at the end of the second quarter of 2009, together with the recent strengthening of the Hungarian Forint, to mitigate the impact of higher local currency import prices.

Non Operating Income and Expenses

Total interest expense increased by approximately 20.3%, or $8.7 million, from $42.8 million for the nine months ended September 30, 2008 to $51.5 million for the nine months ended September 30, 2009. This increase resulted from the consolidation of the financial results of the Russian Alcohol Group commencing in the second quarter of 2009 and additional borrowings to finance the investment in the Russian Alcohol Group in July 2008.

The Company recognized $25.2 million of unrealized foreign exchange rate gain in the nine months ended September 30, 2009, primarily related to the impact of movements in exchange rates on our USD and EUR denominated acquisition financing, as compared to $6.4 million of gains for the nine months ended September 30, 2008.

The present value of the deferred consideration related to acquisition in the Russian Alcohol Group is amortized over the period of time ending on the date the last payment is made, which is currently expected in 2013, with recognition of a non cash interest expense every quarter in the statement of income. The discount amortization charge for the nine month period ended September 30, 2009 amounted to $27.4 million.

Income Tax

Our effective tax rate for the nine months ending September 30, 2009 was 19.3%, which is driven by the blended statutory tax rates rate of 19% in Poland and 20% in Russia.

Equity in Net Earnings

Equity in net earnings for the nine months ending September 30, 2009 include CEDC’s proportional share of net loss from its investments accounted for under the equity method. This includes $17.7 million of losses from the investment in the Russian Alcohol Group for the first quarter 2009, primarily due to the devaluation of the Russian Ruble against the U.S. Dollar, while this investment was consolidated under the equity method, which was partially offset by $0.7 million of gain from the investment in the MHWH J.V. for nine months ended September 30, 2009.

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

Financing Arrangements

Existing Credit Facilities

On July 10, 2008, a company comprising part of the Russian Alcohol Group entered into a Facility Agreement for a syndicated facility arranged by Goldman Sachs International, Bank Austria Creditanstalt AG, ING Bank N.V. London Branch and Raiffeisen Zentralbank Österreich AG, which provided for a term loan facility of $315 million. $35 million of the term loan matures on July 1, 2013, $195 million of the term loan matures on July 1, 2014 and the remaining $70 million matures on July 1, 2015. The term loan is guaranteed by Pasalba and Latchey Ltd. and certain other companies in the Russian Alcohol Group and is secured by all of the shares of capital stock of Russian Alcohol Group.

As of September 30, 2009, $45.7 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

As of September 30, 2009, the Company had utilized approximately $83.0 million of a multipurpose credit line agreement in connection with the 2007 tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company and are secured by 33.95% of the share capital of Polmos Białystok S.A. The indebtedness under the credit line agreement matures on February 24, 2011.

On April 24, 2008, the Company signed a credit agreement with Bank Zachodni WBK SA in Poland to provide up to $50 million of financing to be used to finance a portion of the Parliament and Whitehall acquisition, as well as general working capital needs of the Company. The agreement provides for a $30 million five year amortizing term facility and a one year $20 million short term facility with annual renewal. In the second quarter of 2009 this facility was converted into Polish Zlotys. The maturity of term loan was extended to May 2013 and the maturity of the short term facility was extended to May 2010. The loan is guaranteed by the Company, Bols Sp. z o.o, a wholly owned subsidiary of the Company (“Bols”) and certain other subsidiaries of the Company, and is secured by all of the capital stock of Bols and 60% of the capital stock of Copecresto.

On July 2, 2008, the Company entered into a Facility Agreement with Bank Handlowy w Warszawie S.A., which provided for a term loan facility of $40 million, of which $33.3 million was outstanding as at September 30, 2009. The term loan matures on July 4, 2011 and is guaranteed by CEDC, Carey Agri and certain other subsidiaries of the Company and is secured by all of the shares of capital stock of Carey Agri and subsequently will be further secured by shares of capital stock in certain other subsidiaries of CEDC.

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

On September 2, 2009, the Company filed a prospectus supplement with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-3 registering for resale by Lion/Rally Cayman 5, a company incorporated in the Cayman Islands, the 540,873 shares of the Company’s common stock issued to Cayman 5 on that same date in connection with the Russian Alcohol Group acquisition. The Company did not receive any proceeds from the sale.

On September 15, 2009, the Company issued to Cirey Holdings, in connection with the Russian Alcohol Group acquisition, 479,499 shares of the Company’s common stock. The Company did not receive any proceeds from the sale.

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

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
	($ in thousands)
Cash flow from operating activities	$94,666	$46,664
Cash flow from investing activities	$(45,733)	$(659,164)
Cash flow from financing activities	$72,641	$627,228

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Net cash provided by operating activities for the nine months ended September 30, 2009 was $94.7 million as compared to $46.7 million for the nine months ended September 30, 2008. Working capital movements included $91.5 million of cash inflows for the nine months ended September 30, 2009 as compared to $27.8 million of cash outflows for the nine months ended September 30, 2008. The primary driver for this was the improvement in receivables collection process.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets as well as proceeds from sales of fixed assets. Net cash used in investing activities for the nine months ended September 30, 2009 was $45.7 million as compared to $659.2 million for the nine months ended September 30, 2008. The net cash outflow is mainly due to payments to buy the remaining 15% interest in Parliament for $70.0 million, to acquire an additional 6% interest in Russian Alcohol Group from certain minority investors for $30.0 million, to satisfy certain earn-out obligations to the original sellers of Russian Alcohol Group totalling $54.3 million and to settle obligations to the sellers of Whitehall in accordance with share purchase agreements for $31.3 million, all of which was partially offset by the inflow resulting from the one-time consolidation of the opening cash balance of the Russian Alcohol Group of $140.8 million.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash earned in financing activities was $72.6 million for the nine months ended September 30, 2009 as compared to $627.2 million for the nine months ended September 30, 2008. Primary uses in the nine months ended September 30, 2009 were repayment of bank facilities and repayment of $28.7 million of pre-acquisition tax penalties in the Russian Alcohol Group, which is to be reimbursed by the sellers and has been netted off with loans from the sellers.

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

Acquisitions – Purchase/Sale Rights

On May 23, 2008, the Company’s subsidiary, Polmos Bialystok, closed on its acquisition of 50% minus one vote of the voting power and 75% of the economic interests in the Whitehall Group, a leading importer of premium spirits and wines in Russia, for $200 million in cash paid at closing, plus 843,524 shares of the Company’s common stock issued on October 21, 2008, plus an additional payment of $5,876,351 in cash and an additional issuance of 2,100,000 shares of the Company’s common stock, both made on February 24, 2009, plus further cash payments of $2,000,000 made on March 15, 2009, €8,050,411 made on August 4, 2009 and €8,303,630 made on September 15, 2009, plus potential further cash payments based on the per share price of the Company’s common stock on a go-forward basis. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall, which represents an increase in the Company’s economic stake from 75% to 80%.

The Company entered into a shareholders’ agreement with the other shareholders of Whitehall that include purchase and sale rights relating to the Company’s potential acquisition of the equity interests in Whitehall that are owned by the other shareholders thereof. The exercise of these rights, and the acquisition of the outstanding equity interests of RAG held by Lion, could affect the Company’s liquidity.

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

On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. Pursuant to the terms of this amendment, the Company paid to the seller $5,876,351 in cash, and issued to the seller 2,100,000 shares of its common stock, in settlement of a minimum share price guarantee by the Company, and later made an additional cash payment of $2,000,000 on March 15, 2009. The first portion of deferred payments already due under the original Stock Purchase Agreement amounting to €8,050,411 was paid on August 4, 2009 and the remaining portion of €8,303,630 was paid on September 15, 2009. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall, which represents an increase in the Company’s economic stake from 75% to 80%.

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

Russian Alcohol Group Acquisition

On July 9, 2008, the Company completed an investment with Lion Capital LLP (“Lion Capital”) and certain of Lion’s affiliates (collectively with Lion Capital, “Lion”) and certain other investors (the “Minority Investors”), pursuant to which the Company, Lion and the Minority Investors acquired all of the outstanding equity of the Russian Alcohol Group (“RAG”). In connection with that investment, the Company acquired an indirect equity stake in RAG of approximately 42%, and Lion acquired substantially all of the remainder of the equity of RAG. The agreements governing that investment gave the Company the right to acquire, and gave Lion the right to require the Company to acquire, Lion’s equity stake in RAG (the “Prior Agreement”).

On April 24, 2009, the Company entered into new agreements (the “New Agreements”) with Lion, to replace the Prior Agreement, which will permit the Company, through a multi-stage equity purchase, to acquire over the next five years (including 2009) all of the equity interests in RAG held by Lion (the “Acquisition”), including a Note Purchase and Share Subscription Agreement between the Company, Carey Agri International – Poland Sp. z o.o., a Polish limited liability company and subsidiary of the Company (“Carey Agri”), Lion/Rally Cayman 2, a company incorporated in the Cayman Islands and the acquisition vehicle used for the original investment (“Cayman 2”), and Lion/Rally Cayman 5, a company incorporated in the Cayman Islands and an affiliate of Lion (“Cayman 5,” and such agreement, the “Note Purchase Agreement”).

Pursuant to the Note Purchase Agreement, on April 29, 2009, Carey Agri paid to Cayman 5 $13,500,000 in cash in exchange for certain indirect equity interests in RAG, sold to Cayman 2 the $110,639,000 subordinated exchangeable loan notes issued by an affiliate of Cayman 2 to Carey Agri in connection with the initial investment, and used the proceeds to acquire additional indirect equity of RAG. In addition, (1) the Company issued to Cayman 5 540,873 shares of common stock, par value $0.01, of the Company (“Common Stock”) on September 2, 2009, and (2) Carey Agri paid to Cayman 5 $4.25 million in cash on August 14, 2009. In exchange for this consideration, the Company received additional indirect equity interests in RAG. The Company has guaranteed all of the obligations of Carey Agri under the Note Purchase Agreement.

On May 7, 2009, the Company entered into an Option Agreement (the “Option Agreement”) with Cayman 4, Cayman 5, Lion/Rally Cayman 6, a Cayman Islands company that holds the restructured investment in RAG (“Cayman 6”), and Lion/Rally Cayman 7 L.P., a Cayman Exempted Limited Partnership, of which the Company and Cayman 2 are limited partners (“Cayman 7”). The Option Agreement was replaced with the New Option Agreement on substantially similar terms.

The New Option Agreement will govern the Company’s acquisition of the remaining equity interests in RAG held by Lion over the following four years.

Pursuant to the New Option Agreement, as subsequently amended on October 30, 2009, Cayman 4 and Cayman 5 granted to Cayman 7 a series of options entitling Cayman 7 to acquire, subject to the receipt of certain antitrust approvals, the remaining equity interests of RAG held by Lion through Cayman 4 and Cayman 5 (the “Cayman 7 Call Options”). In connection with the exercise of these options, Cayman 7 will receive certain equity interests in RAG, and has paid and will pay to Cayman 4 and Cayman 5 consideration as follows: (1) $6,000,000 paid in cash on October 30, 2009 and $31,860,000 payable in cash prior to January 15, 2010 (provided, that if Cayman 7 does not make this payment prior to January 15, 2010, the Company instead will issue $32,510,000 in Common Stock to Cayman 4 and Cayman 5 on February 10, 2010), (2) 1,575,000 shares of Common Stock issuable on June 15, 2010 and $39,330,517 and €22,822,679 payable in cash on or within 30 days after June 30, 2010 (up to $14,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock), (3) $65,708,229 and €62,243,670 payable in cash on or within 60 days after May 31, 2011 (up to $15,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock), (4) 751,852 shares of Common Stock issuable, and $66,644,690 and €63,087,417 payable in cash, on or within 90 days after July 31, 2012, and (5) $69,083,229 and €62,243,670 payable in cash on or within 120 days after May 31, 2013 (subject to reduction by up to $10,000,000, and up to $20,000,000 of which may, at the Company’s election, be replaced with an equivalent amount of Common Stock, in each case based upon the date on which such Cayman 7 Call Option is exercised and consummated). The amounts of cash payable, and number of shares issuable, are subject to certain adjustments based on the price of one share of Common Stock, and reduction in the event of early payment by the Company, in each case over the course of the Acquisition. The Company also will be able to apply the value of any dividends from RAG, in respect of its and Lion’s equity stakes, to prepayment of the consideration. Upon the consummation of all of the transactions contemplated above, the Company will hold all of the equity interests in RAG previously held by Lion, and will hold substantially all of the equity interests in RAG.

        As consideration for Cayman 4 and Cayman 5 granting to Cayman 7 the Cayman 7 Call Options, the Company granted to Cayman 4 and Cayman 5 warrants to acquire Common Stock as follows: (1) warrants to acquire, in the aggregate, 1,490,550 shares of Common Stock at an exercise price of $22.11, exercisable on May 31, 2011, (2) warrants to acquire, in the aggregate, 300,000 shares of Common Stock at an exercise prices of $26.00, exercisable on July 31, 2012, and (3) warrants to acquire, in the aggregate, 1,803,813 shares of Common Stock at an exercise prices of $26.00, exercisable on May 31, 2013 (all such warrants, the “Warrants”). Each of the Warrants may be settled, at the Company’s option, in cash or on a net shares basis.

On July 29, 2009, the Company entered into an agreement with Lion, pursuant to which Cayman 7 acquired additional indirect equity interests in RAG as a result of the acquisition by Cayman 6 of equity interests in RAG from certain of the Minority Investors (the “Selling Minority Investors”). The Company acquired such equity through a subscription for additional limited partnership interests in Cayman 7, of which it holds 100% of the economic interests and the general partner of which is an affiliate of Lion, pursuant to a Commitment Letter, dated July 29, 2009, between the Company, Cayman 6 and Cayman 7. Cayman 7 made a further investment in Cayman 6 as provided in the New Agreements and the Commitment Letter, as a result of which Cayman 6 acquired the equity interests in RAG from the Selling Minority Investors pursuant to a Sale and Purchase Agreement, dated July 29, 2009, between Cayman 6, Euro Energy Overseas Ltd., a British Virgin Islands company, Altek Consulting Inc., a British Virgin Islands company, Genora Consulting Inc., a Republic of Seychelles company, Lidstel Ltd., a British Virgin Islands company, Pasalba Limited, a company incorporated under the laws of Cyprus and Lion/Rally Lux 1, a company incorporated in Luxembourg. The Cayman 6 equity interests acquired by Cayman 7 will be subject to the same security as Cayman 7’s other interests in Cayman 6. On August 3, 2009, the parties to the Commitment Letter and the Sale and Purchase Agreement consummated this acquisition in exchange for $30,000,000 in cash funded by the Company, resulting in the acquisition of a 6% stake in RAG held by the Selling Minority Investors. After giving effect to this acquisition and the transactions contemplated by the Note Purchase Agreement, the Company holds approximately 58% of the equity interests in RAG.

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

Pursuant to the terms of the New Option Agreement, if any issuance of Common Stock pursuant to the New Option Agreement would cause Cayman 4, Cayman 5 and their affiliates to breach the Threshold, the issuance of such Common Stock will be deferred until it can be issued without breaching the Threshold.

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

Because the Company’s reporting currency is the U.S. Dollar, the translation effects of the fluctuations in the exchange rate have impacted the Company’s financial condition and results of operations and have affected the comparability of our results between financial periods. The exchange rates of our functional currencies used to create our income statement depreciated by approximately 43% over the same period in 2008. The actual period end exchange rate used to create our balance sheet appreciated by approximately 2% as compared to December 31, 2008.

The Polish Zloty and Russian Ruble depreciated by approximately 20% and 16% respectively against the U.S. Dollar in the first quarter of 2009. In the second quarter of 2009 the trend reversed and the Polish Zloty and the Russian Ruble appreciated against the U.S. Dollar by 10% and 9%, respectively. In the third quarter of 2009 the trend continued and the Polish Zloty and the Russian Ruble further appreciated against the U.S. Dollar by 9% and 3%, respectively. Overall, during the period from December 31, 2008 to September 30, 2009, the Polish Zloty appreciated by approximately 2% against the U.S. Dollar, and the Russian Ruble depreciated by approximately 2% against the U.S. Dollar. Should the Polish Zloty and the Russian Ruble continue to appreciate against the U.S. Dollar, our results of operations may be positively impacted due to an increase in revenue in U.S. Dollar terms from the currency translation effects of that appreciation. This may be partially offset by a similar increase in costs in U.S. Dollar terms. Conversely, should this trend reverse, our results of operating may be negatively impacted due to a decrease in revenue in U.S. Dollar terms from the currency translation effects of that depreciation.

As a result of the issuance of the Company’s Senior Secured Notes due 2012 of which €245 million in principal amount is currently outstanding, we are exposed to foreign exchange movements. Movements in the EUR-Polish Zloty exchange rate will require us to revalue our liability on the Senior Secured Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. Every one percent movement in the EUR-Polish Zloty exchange rate as compared to the exchange rate applicable on September 30, 2009 will have an approximate $3.6 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company. In order to manage the cash flow impact of foreign exchange changes, the Company previously has entered into certain hedge agreements. In January 2009, the remaining portion of the IRS hedge related to the Senior Secured Notes was closed and written off with a net cash settlement of approximately $1.9 million. As of September 30, 2009, the Company’s subsidiary, Russian Alcohol Group, was part of two hedge transactions. The first is a foreign exchange rate hedge to protect against foreign exchange risk of payments related to term loans of Russian Alcohol Group denominated in U.S. Dollars. The hedge has a fair value as of the acquisition date equal to total premium of $7.4 million and a fair value as of September 30, 2009 of $0.5 million. The second is an interest rate hedge to fix costs related to the term loans denominated in U.S. Dollars with a floating interest rate. Based on the mark to market valuation, the fair value of this hedge as of September 30, 2009 is ($2.3) million. Both of these hedges are not qualified for hedging accounting with all changes in fair values at the end of each interim period being recorded as a gain or loss in the statement of income based on the mark to market valuation.

The proceeds of our $310 million Senior Convertible Notes have been on-lent to subsidiaries that have the Polish Zloty as the functional currency. Movements in the USD-Polish Zloty exchange rate will require us to revalue our liability on the Senior Convertible Notes accordingly, the impact of which will be reflected in the results of the Company’s operations. Every one percent movement in the U.S. Dollar-Polish Zloty exchange rate as compared to the exchange rate applicable on September 30, 2009 will have an approximate $2.9 million change in the valuation of the liability with the offsetting pre-tax gain or losses recorded in the profit and loss of the Company.

The effect of having debt denominated in currencies other than the Company’s functional currencies (primarily the Company’s Senior Secured Notes and Senior Convertible Notes) is to increase or decrease the value of the Company’s liabilities on that debt in terms of the Company’s functional currencies when those functional currencies depreciate or appreciate in value, respectively. As the Polish Zloty and Russian Ruble have increased in value during the three months ended September 30, 2009, the conversion of these U.S. Dollars or Euro liabilities in the subsidiaries of CEDC that have the Polish Zloty or Russian Ruble as their functional currency will require a decreased valuation of that liability in the functional currency. This revaluation impacts the Company’s results of operations through the recognition of unrealized non cash foreign exchange rate gains or losses in our results of operations. In the case of the Senior Secured Notes and Senior Convertible Notes the full principal amount is due in 2012 and 2013 respectively; therefore, final local currency obligations will only be recognized then as a realized gain or loss.

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

Goodwill and Intangibles

Following the adoption of ASC Topic 805 and ASC Topic 350, goodwill and certain intangible assets having indefinite lives are no longer subject to amortization. Their book values are tested annually for impairment, or more frequently, if facts and circumstances indicate the need. Fair value measurement techniques, such as the discounted cash flow methodology, are utilized to assess potential impairments. The testing is performed at each reporting unit level. In the discounted cash flow method, the Company discounts forecasted performance plans to their present value. The discount rate utilized is the weighted average cost of capital for the reporting unit. US GAAP requires the impairment test to be performed in two stages. If the first stage does not indicate that the carrying values of the reporting units exceed the fair values, the second stage is not required. When the first stage indicates potential impairment, the company has to complete the second stage of the impairment test and compare the implied fair value of the reporting units’ goodwill to the corresponding carrying value of goodwill.

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

As required by ASC Topic 350, we tested for impairment our unamortized intangible assets at June 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our trademarks and goodwill below their carrying amounts.

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

Accounting for Business Combinations

The acquisition of businesses is an important element of the Company’s strategy. Acquisitions made prior to December 31, 2008 were accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). Effective January 1, 2009, all business combinations will be accounted for in accordance with ASC Topic 805 “Business Combinations”.

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

The Company has consolidated the Whitehall Group as a business combination, on the basis that the Whitehall Group is a Variable Interest Entity in accordance with ASC Topic 810 “Consolidation” and the Company has been assessed as being the primary beneficiary.

Derivative Instruments

The Company is exposed to market movements from changes in foreign currency exchange rates that could affect the Company’s results of operations and financial condition. In accordance with ASC Topic 815 “Derivatives and Hedging”, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value.

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

CEDC management has concluded that its interest in Peulla Enterprises, the special purpose vehicle (“SPV”), being a Cyprus company in which CEDC has 49.9% voting power, would not fall under any of scope exceptions. Therefore CEDC has evaluated whether the SPV is a variable interest entity and thus the SPV subject to consolidation accounting.

In determining the accounting treatment if the Whitehall Group is a VIE and needs to be consolidated by CEDC, we considered the respective conditions of ASC Topic 810.

•

Equity Investment at Risk—We concluded that the SPV would not meet the requirement of a VIE based upon paragraph 5(a) as the interest would be classified as equity under US GAAP, the at risk equity is sufficient to permit the entity to finance its activities. Neither equity holder will provide any additional material capital into the SPV. The SPV will be utilized solely as a holding company with its economics determined by the underlying Whitehall Group.

•

Controlling Financial Interests—Both shareholders, Mark Kaoufman acting through a Jersey trust (“the Trust”) and CEDC, are able to direct the activities and operations of the Whitehall Group through their roles on the Board of Directors and their responsibilities for selection of executive level officers. However, the ultimate obligation to absorb losses of the entity or right to receive the residual benefits will lie with CEDC at the time the put/call term ends. Should the business not perform, the Trust will have the right to put his shares to CEDC with a pre-agreed floor on the value of the put option. Thus the Company is at risk of absorbing a greater portion of losses upon the Trust’s exit than the Trust itself. Conversely at the end of the term, CEDC can call and if the business has over performed, the amount paid to the Trust on the call is capped at a pre-agreed amount. As such, because the Trust is both limited in its losses and returns through the terms of the put/call with caps and floors, this criterion is met and would cause Whitehall Group to be considered a VIE.

•

Disproportionate Voting Rights—The voting rights of the Trust and CEDC (50.1% and 49.9%) are not proportionate to their economic interests (20% and 80%). In this structure, it appears CEDC has disproportionately fewer voting rights in relation to its economic rights.

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

The primary factor to be considered here is the design and intent of the variable interest entity. The SPV that holds the Whitehall Group and the related shareholders agreement were created with the clear intent to maximize the financial exposure that CEDC has to the Whitehall Group business and to ultimately allow CEDC to take full control of the business in 2013. CEDC bears the greatest level of economic share of the entities performance, both in terms of profit allocation (80%) and valuation of the put/call option at the end with a clear floor and cap on payment. The put/call structure in place provides near assurance that at the end of the term CEDC will take full ownership of the business. Should the business perform at or above plan, CEDC valuation is capped therefore would elect to call, and should the business under perform, the Trust will put the shares receiving the guaranteed minimum valuation.

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

Variable Interest Entities

Cayman 7 is a company in which Cayman 2 and CEDC are the sole limited partners and an affiliate of Lion is the general partner. CEDC has 100% of the economic interests in Cayman 7, but Lion retains control of Cayman 7 through Cayman 2’s ownership of a single voting share with de minimis economic rights (the “Golden Share”) but voting control of Cayman 7. As Cayman 7 has the right to call capital from CEDC to settle obligations under the Option Agreement, CEDC has evaluated whether Cayman 7 is a variable interest entity under the provisions ASC Topic 810.

CEDC’s management has concluded that its direct interest in Cayman 7, as well as its indirect interest through Carey Agri and Cayman 2, would not fall under any of these scope exceptions. Therefore CEDC has evaluated whether Cayman 7 is a variable interest entity under the provisions of ASC Topic 810 and thus subject to consolidation accounting.

In determining the accounting treatment if Cayman 7 and, effectively, the whole Russian Alcohol Group is a VIE and needs to be consolidated by CEDC, we considered the conditions outlined in Paragraphs 5 (a), (b), or (c) of ASC Topic 810.

•

Equity Investment at Risk—We concluded that as the contribution made by Cayman 2 was the only one that required substantial investment, Cayman 2 should be defined as having its equity at risk. Moreover as Cayman 7 is not able to finance its operations without funds received from CEDC, we believe that Cayman 7 would meet the requirement of a VIE based upon paragraph 5(a).

•

Controlling Financial Interests—CEDC concluded that the equity investment at risk does not meet the requirements as all dividends from the business are passed to CEDC with CEDC not having its equity investment at risk. These dividends then reduce CEDC’s payment obligations to Lion (if dividends paid to CEDC by RAG exceed the call option price, Lion has to return the excess as CEDC’s call option obligations have been met). However, Lion is not entitled to receive any dividends from Cayman 7 directly as CEDC has 100% of the economic interests, with Lion having voting control through voting rights. Therefore we believe Cayman 7 is required to be treated as a VIE.

•

Disportionate Voting Rights—We believe that both criteria, including lack of voting rights and the requirement that substantially all activities of Cayman 7 involve or are conducted on behalf of CEDC (as Cayman 7 is a company created solely to facilitate CEDC’s funding of the exercise of call options to purchase shares of Cayman 6), we believe that this would require Cayman 7 to be treated as a VIE.

The conclusion of CEDC management is that Cayman 7, including its interest in Cayman 6 and indirectly in RAG, is a VIE. CEDC, as the party most closely associated with Cayman 7 receiving all economic benefits from RAG thorough the chain of subsidiaries, would be considered the primary beneficiary of Cayman 7 and must therefore consolidate Cayman 7 together with all of RAG as a business combination under ASC Topic 805.

Share Based Payments

As of January 1, 2006, the Company adopted ASC Topic 718 “Compensation – Stock Compensation” requiring the recognition of compensation expense in the Condensed Consolidated Statements of Income related to the fair value of its employee share-based options.

Grant-date fair value of stock options is estimated using a lattice-binomial option-pricing model. We recognize compensation cost for awards over the vesting period. The majority of our stock options have a vesting period between one to three years.

See Note 19 to our Consolidated Financial Statements for more information regarding stock-based compensation.

Recently Issued Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (“ASU 2009-05”), which is effective for financial statements issued for interim and annual periods ending after August 2009. ASU 2009-05 amends FASB Accounting Standards Codification (“FASB ASC”) Topic 820-10 (“FASB ASC 820-10”). The update provides clarification on the techniques for measurement of fair value required of a reporting entity when a quoted price in an active market for an identical liability is not available. This update had no impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification )™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS No. 162 (“SFAS No. 168”), which is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 codified as ASC Topic 105-10 (“FASB ASC 105-10”). FASB ASC 105-10 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy). This standard had no impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is a revision to FIN 46(R) and changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 retains the scope of FIN 46(R) but added entities previously considered qualifying special purpose entities, or QSPEs, since the concept of these entities is eliminated in SFAS 166. SFAS 167 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is evaluating potential effect of adoption of SFAS 167 on its consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), codified in FASB ASC Topic 855-10, which establishes accounting and disclosure standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It defines financial statements as available to be issued, requiring the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether it be the date the financial statements were issued or the date they were available to be issued. FAS 165 is effective for our second quarter of 2009 and has not had a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. SFAS 115-2 and SFAS 124-2”), which is codified in FASB ASC Topic 320-10. FSP No. SFAS 115-2 and SFAS 124-2 provides guidance to determine whether the holder of an investment in a debt security for which changes in fair value are not regularly recognized in earnings should recognize a loss in earnings when the investment is impaired. This FSP also improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the consolidated financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 107-1 and Accounting Principles Board (“APB”) Opinion No. APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. SFAS 107-1 and APB 28-1”). FSP No. SFAS 107-1 and APB 28-1, which is codified in FASB ASC Topic 825-10-50, require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted FSP No. SFAS 107-1 and APB 28-1 beginning April 1, 2009. This FSP had no impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP No. SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, (“FSP No. SFAS 132(R)-1”) which is codified in FASB ASC Topic 715-20-50. FSP No. SFAS 132(R)-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans intended to provide financial statement users with a greater understanding of: 1) how investment allocation decisions are made; 2) the major categories of plan assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets. The disclosure requirements are annual and do not apply to interim financial statements and are required by us in disclosures related to the year ended December 31, 2009. We do expect the adoption of FSP SFAS 132R-1 to result in additional annual financial reporting disclosures and we are continuing to assess the potential effects of this pronouncement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In order to manage the cash flow impact of foreign exchange changes, the Company is part of certain hedge agreements. In January 2009, the remaining portion of the IRS hedge related to the Senior Secured Notes was closed and written off with a net cash settlement of approximately $1.9 million. As of September 30, 2009, the Company’s subsidiary, Russian Alcohol Group, was part of two hedge transactions. The first is a foreign exchange rate hedge to protect against foreign exchange risk of payments related to term loans of Russian Alcohol Group denominated in U.S. Dollars. The hedge has a fair value as of the acquisition date equal to total premium of $7.4 million and a fair value as of September 30, 2009 of $0.5 million. The second is an interest rate hedge to fix costs related to the term loans denominated in U.S. Dollars with a floating interest rate. Based on the mark to market valuation, the fair value of this hedge as of September 30, 2009 is ($2.3) million. Both of these hedges are not qualified for hedging accounting with all changes in fair values at the end of each interim period being recorded as a gain or loss in the statement of income based on the mark to market valuation.

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

As previously disclosed, on September 2, 2009, the Company issued to Lion/Rally Cayman 5, a company incorporated in the Cayman Islands, 540,873 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), as partial consideration for the Company’s acquisition of additional equity interests in the Russian Alcohol Group. The Company received no cash proceeds in the issuance and relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) set forth under Section 4(2) of the Securities Act and Regulation D thereunder.

On September 15, 2009, the Company issued to Cirey Holdings 479,499 shares of Common Stock as partial consideration for the Company’s acquisition of additional equity interests in the Russian Alcohol Group. The Company received no cash proceeds in the issuance. The offering of the Common Stock will be made only to persons who are not “U.S. Persons” as defined in Rule 902(k) of Regulation S under the Securities Act. The Company will rely on the exemption from the registration requirements of the Securities Act set forth under Regulation S promulgated under the Securities Act.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description

1.1	Underwriting Agreement, dated as of July 20, 2009, among Central European Distribution Corporation, Mark Kaoufman and Jefferies & Company, Inc. and UniCredit CAIB Securities UK Ltd., as representatives of the underwriters listed on Schedule 1 thereto (filed as Exhibit 1.1 to the Periodic Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated herein by reference).

2.1	Amendment to Share Sale and Purchase Agreement, dated September 22, 2009, by and among White Horse Intervest, Limited, William V. Carey, Central European Distribution Corporation and Bols Sp. z o.o (filed as Exhibit 2.1 to the Periodic Report on Form 8-K filed with the SEC on September 28, 2009 and incorporated herein by reference).

2.2	Share Sale and Purchase Agreement, dated September 22, 2009, by and among Bols Sp. z o.o and White Horse Intervest Limited (filed as Exhibit 2.2 to the Periodic Report on Form 8-K filed with the SEC on September 22, 2009 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed with the SEC on May 3, 2006 and incorporated herein by reference).

4.1	Agreement, dated October 30, 2009, between Central European Distribution Corporation, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 5, 2009 and incorporated herein by reference).

4.2*	Warrant to purchase shares of common stock, dated October 2, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 4.

4.3*	Warrant to purchase shares of common stock, dated October 2, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 5.

4.4*	Warrant to purchase shares of common stock, dated October 2, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 4.

4.5*	Warrant to purchase shares of common stock, dated October 2, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 5.

4.6*	Warrant to purchase shares of common stock, dated October 2, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 4.

4.7*	Warrant to purchase shares of common stock, dated October 2, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 5.

10.1	Commitment Letter, dated July 29, 2009, between Central European Distribution Corporation, Lion/Rally Cayman 6 and Lion/Rally Cayman 7 (filed as Exhibit 10.1 to the Periodic Report on Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference).

10.2	Sale and Purchase Agreement, dated July 29, 2009, between Lion/Rally Cayman 6, Euro Energy Overseas Ltd., Altek Consulting Inc., Genora Consulting Inc., Lidstel Ltd., Pasalba Limited and Lion/Rally Lux 1 (filed as Exhibit 10.2 to the Periodic Report on Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference).

10.3	New Option Agreement, dated October 2, 2009 (as amended on October 30, 2009), between Central European Distribution Corporation, Lion/Rally Cayman 4, Lion/Rally Cayman 5 and Lion/Rally Cayman 7 L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 5, 2009 and incorporated herein by reference).

31.1*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)

Date: November 9, 2009	By:	/S/ WILLIAM V. CAREY
William V. Carey
President and Chief Executive Officer

Date: November 9, 2009	By:	/S/ CHRIS BIEDERMANN
Chris Biedermann
Vice President and Chief Financial Officer