Form 10-K
period 2009-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2010-03-01
CIK 1046880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☐.

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

Large accelerated filer  ☒      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009, was approximately $ 992,188,312 (based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market).

As of February 22, 2010, the registrant had 69,451,680 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of stockholders to be held on April 29, 2010 are incorporated by reference into Part III.

The disclosure and analysis of Central European Distribution Corporation, or the Company, in this report contain forward-looking statements, which provide the Company’s current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•

information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth, liquidity, prospects, strategies and the industry in which the Company and its affiliates operate, as well as the integration of recent acquisitions and other investments and the effect of such acquisitions and other investments on the Company;

•	statements about the expected level of the Company’s costs and operating expenses relative to its revenues, and about the expected composition of its revenues;

•	information about the impact of governmental regulations on the Company’s businesses;

•	other statements about the Company’s plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

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

Central European Distribution Corporation (“CEDC”), a Delaware corporation incorporated on September 4, 1997, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. We are the largest producer of vodka in the world and are Central and Eastern Europe’s largest integrated spirit beverages business, measured by total volume, with approximately 30.5 million nine-liter cases produced and sold in 2009. Our business primarily involves the production and sale of our own spirit brands (principally vodka), the importation on an exclusive basis of a wide variety of spirits, wines and beers and the distribution of alcoholic beverages. Our primary operations are conducted in Poland, Russia and Hungary. We have eight manufacturing facilities located in Poland and Russia, and a total work force of more than 7,550 employees.

In Poland, we are the largest vodka producer with a brand portfolio that includes Absolwent, Zubrówka, Bols, Palace and Soplica brands, each of which we produce at our Polish distilleries. Absolwent and Bols are the top-selling vodkas in the mainstream and premium segments, respectively, in Poland.

We are also the largest vodka producer in Russia, the world’s largest vodka market. Our Green Mark brand is the top-selling mainstream vodka in Russia and the second-largest vodka brand by volume in the world and our Parliament and Zhuravli brands are the two top-selling sub-premium vodkas in Russia. We also produce and distribute Royal, the top-selling vodka in Hungary. We believe the strength of our brands is a key component to the success of our company. For the year ended December 31, 2009, our Polish and Russian operations accounted for 59.2% and 38.4% of our revenues and 49.3% and 51.7% of our operating profit, respectively.

We are a leading importer of spirits, wines and beers in Poland, Russia and Hungary, and we generally seek to develop a complete portfolio of premium imported wines and spirits in each of the markets we serve. We maintain exclusive import contracts for a number of internationally recognized brands, including Jim Beam Bourbon, Campari, Jägermeister, Remy Martin Cognac, Guinness, Corona, Budvar, E&J Gallo wines, Carlo Rossi wines, Sutter Home wines, Metaxa Brandy, Sierra Tequila, Teacher’s Whisky, Cinzano, Old Smuggler, Grant’s Whisky and Concha y Toro wines. We are also the largest distributor of alcoholic beverages in Poland, with a broad nationwide distribution network and extensive brand portfolio.

Our strong market position and broad portfolio of brands in Poland, and our platform for further expansion in the Russian spirit market established through our recent acquisitions in Russia, are two of our key competitive strengths, which we believe will enhance our position as Central and Eastern Europe’s largest integrated spirit beverage business. Through the integration of Russian Alcohol Group (which we refer to as Russian Alcohol) and the Copecresto Enterprises Limited (which we refer to as Parliament) businesses, we expect to generate significant synergies.

In addition to our operations in Poland, Russia and Hungary, our three primary markets, we have distribution agreements for our vodka brands in a number of key export markets including the United States, Japan, the United Kingdom, France and many other Western European countries. In 2009, exports represented 2.1% of our sales by value.

Our Competitive Strengths as a Group

Strong market position in Poland—We are a leading producer and importer of alcoholic beverages in Poland. Our brand portfolio includes top-selling brands that we produce as well as brands which we import on an exclusive basis. We also distribute a wide range of locally produced alcoholic beverages. Our broad portfolio of products, which includes over 700 brands of alcoholic beverages, allows us to address a wide range of consumer tastes and trends as well as wholesaler needs. Our economy brands have benefited recently from challenging economic conditions, while our premium and mainstream brands, including Absolwent and Bols, enable us to benefit from long-term premiumization trends taking place with Polish consumers. Our portfolio of top selling vodka brands and leading import brands also provides us with bargaining power in our dealings with large retail chains. Additionally, our distribution infrastructure provides us with the distribution leverage to serve independent retailers and on-trade locations.

Solid platform for further expansion in the fragmented Russian spirits market—We are the largest vodka producer in Russia, producing approximately 18.0 million nine-liter cases in 2009. With the inclusion of Parliament, the Whitehall Group (which we refer to as Whitehall) and Russian Alcohol products, we have a large portfolio of alcoholic beverages, including Green Mark, the top-selling mainstream vodka brand in Russia and the second largest vodka brand by volume in the world, and Parliament and Zhuravli, the two top-selling sub-premium vodka brands in Russia. These brands are supported by a combined sales force of approximately 1,538 people. We believe our combined size and the geographic coverage of our sales force will contribute to market share gains and enable us to benefit from ongoing consolidation in the Russian spirits market. Furthermore, we believe we have the necessary infrastructure to take advantage of growth opportunities with minimal additional costs.

Our sales force in Russia includes approximately 1,300 people allocated to Exclusive Sales Teams, or ESTs. ESTs are employed by wholesalers that carry our vodka products but focus exclusively on the merchandising, marketing and sale of this portfolio. Because spirits advertising is heavily regulated in Russia, we believe that this structure provides us with meaningful marketing benefits as it allows us to maintain direct relationships with retailers and to ensure that our products receive prominent shelf space. Wholesalers who employ our ESTs are solely compensated through a rebate on purchases of our vodka brands. This arrangement enables us to maintain an expansive and exclusive sales force covering all regions of Russia with no associated fixed overhead costs.

Attractive import platform for international spirit companies to market and sell products in Poland, Russia and Hungary—Our existing import platform, under which we are the exclusive importer of numerous brands of spirits, wines and beers into each of our core markets, combined with our sales and marketing organizations in Poland, Russia and Hungary provide us with an opportunity to continue to expand our import portfolio. We believe we are well positioned to serve the needs of other international spirit companies that wish to sell products in these markets but lack the necessary distribution network and sales experience.

Attractive market dynamics—We believe that a combination of factors make Poland and Russia attractive markets for companies involved in the alcoholic beverage industry.

•

Russia and Poland rank as the largest and fourth-largest markets for vodka in the world, respectively, by volume, and vodka accounts for over 90% of all spirits consumed in both markets. Wine and beer consumption have also increased in both Poland and Russia, and we believe spirits sales value in both markets will continue to grow. As the largest producer of vodka and a leading importer of wine and beer in both countries, we are well positioned to service demand in our markets.

•

We believe that consumers in Poland and Russia increasingly demand a wider range of wine and spirits from mainstream to sub-premium brands, both domestically produced and imported, and we are well positioned to meet that demand in the coming years with top-selling brands in the domestic vodka mainstream and sub-premium categories. Additionally, we believe that, unlike many of our competitors, we are well positioned to meet that demand with the combination of our market-leading domestically produced products and our exclusive import portfolio.

•

In Poland and Russia, we believe, based on industry statistics and our own experience, that approximately 60-65% of vodka sales are still made through the so-called “traditional trade,” which consists primarily of smaller independently owned stores. The traditional trade provides our primary source of sales, which we serve in Poland through our nation-wide next day distribution platform and sales to third party wholesalers. In Russia, we believe our large, dedicated sales force, which includes both a traditional sales force and ESTs, gives us a competitive advantage over our competitors in an extremely fragmented wholesaler and retailer environment.

Professional and experienced management team—Our management team, led by William Carey, has over 35 years of experience in the alcoholic beverages industry and has executed and integrated over 20 acquisitions within Poland, Russia and Hungary over the past ten years.

Growth Strategies

Realize synergies through the consolidation of our Russian businesses—We have acquired three of the leading spirit and wine businesses in Russia. With our acquisitions of Parliament and Russian Alcohol, we have the leading overall vodka position as well as the leading mainstream and sub-premium brands in Russia. Through our significant economic interest in Whitehall, we have a leading import portfolio in Russia. We intend to integrate our Russian vodka businesses, which are currently managed separately, in order to better leverage our management expertise and business relationships and also to take advantage of cross selling opportunities. We believe that opportunities exist to improve operational profitability in Russia by eliminating operating cost overlap between the companies. By combining our market leading Russian brands with Whitehall’s exclusive import portfolio, and leveraging the combined sales and distribution system of Parliament and Russian Alcohol, we believe we will be able to enhance our leading market position in Russia.

Capitalize on the Russian market consolidation—The Russian vodka market is currently fragmented, and we believe we have the necessary resources to take market share from struggling competitors. We estimate that the top five vodka producers in Russia accounted for estimated 44% of the total market share in 2009 as compared to an estimated 26% in 2006. We believe, based on our experience of consolidation trends in Poland, that the combined market share of the top five vodka producers in Russia could increase from 44% to 70-80% in the next five years as the Russian market continues to consolidate. We intend to capitalize on our leading brand position, our expansive sales and distribution network and the impact of the current economic situation to expand our market share in Russia.

Develop our portfolio of exclusive import brands—In addition to the development of our own brands, our strategy is to be the leading importer of wines and spirits in the markets where we operate. We have already developed an extensive wine and spirit import portfolio within Poland. In Russia, we intend to capitalize on the import platform of Whitehall and the combined sales and marketing strength of Parliament and Russian Alcohol by developing new import opportunities and capitalizing on the overall growth in imports. In 2009, we began to import several new brands to Russia, including DeKuyper, Jose Cuervo, Gallo and Borco and we expanded our exclusive Polish import relationship with Campari to include Hungary.

Continue to focus on sales of our domestic and export brands and exclusive import brands—Within Poland and Hungary, we look to continue to leverage the strength of our existing and long-standing sales and distribution networks to support our higher margin, owned and exclusive import brands. We also intend to seek new export opportunities for our vodka brands, such as Zubrówka, through new export package launches and product extensions. We are also in the process of completing an extensive program to develop new packaging and marketing programs for Bols, Zubrówka, Absolwent, Royal and Palace vodka in our core markets.

Recent Acquisitions

On September 25, 2009, the Company and certain of its affiliates acquired the remaining 15% of the share capital of its subsidiary, Parliament. Parliament owns various alcoholic beverage production and distribution assets in Russia, including the Parliament vodka brand, which is a top selling sub-premium vodka brand in Russia.

On July 9, 2008, the Company, Lion Capital LLP (“Lion Capital”) and certain other investors completed an investment pursuant to which the Company acquired an indirect equity stake in Russian Alcohol of approximately 42% and Lion Capital acquired substantially all of the remainder of the equity. The Company renegotiated the terms of this investment during 2009, acquiring 100% of the equity interests in Lion/Rally Cayman 6, a Cayman Islands company that is a holding company owning 100% of the equity interests in Russian

Alcohol (“Cayman 6”). Pursuant to agreements entered into in November 2009, the Company acquired all of the equity interests in Cayman 6 not held by the Company, though Lion Capital retained the sole voting share in Cayman 6 until after receipt of antimonopoly clearances for the acquisition of Russian Alcohol from the Russian Federal Antimonopoly Commission or FAS and the Antimonopoly Committee of the Ukraine. On January 20, 2010, following receipt of the required approvals, the Company acquired the sole voting share of Cayman 6 from Lion Capital and thereby acquired control of Russian Alcohol. Russian Alcohol is the largest vodka producer in Russia and produces leading vodka brands such as Green Mark, which is the number one vodka brand in Russia, and Zhuravli, a top selling premium vodka brand behind the Company’s Parliament.

Industry Overview

Poland

The total net value of the alcoholic beverage market in Poland was estimated to be approximately $7 to $9 billion in 2009. Total sales value of alcoholic beverages at current prices decreased by approximately 5% from December 2008 to December 2009. This decrease was due, for the most part, to the effects of the world-wide economic crisis. Poland fared better than most countries in the region, but was nevertheless affected. Beer and vodka account for approximately 90% of the value of sales of all alcoholic beverages.

The alcoholic beverage distribution industry in Poland is competitive. We compete primarily with other distributors and indirectly with hypermarket chains and discount chains. We compete with various regional distributors in all regions where our distribution centers and satellite branches are located. Competition with these regional distributors is greatest with respect to domestic vodka brands. The number of hypermarkets (which have been the primary threat to alcoholic beverage distributors in Western Europe because they purchase directly from producers) has stabilized in Poland. However, there has been strong growth of discount chains. With these discount chains taking a bigger and bigger market share from the traditional trade, the alcohol distribution industry is changing.

Spirits

We are one of the leading producers of vodka in Poland. We compete primarily with eight other major spirit producers in Poland, most of which are privately-owned while the remainder are still state-owned. The spirit market in Poland is dominated by the vodka market. Domestic vodka consumption dominates the Polish spirits market with over 96% market share, as Poland is the fourth largest market in the world for the consumption of vodka and one of the top 25 markets for total alcohol consumption worldwide. The Polish vodka market is divided into four segments based on quality and price(*):

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

We produce vodka in all four segments and have our largest market share in the mainstream and premium segments. Though vodka brands compete against each other from segment to segment, the most competition is found within each segment. As we have a presence in each category and have four of the top ten best selling vodka brands in Poland, and have approximately a 26% market share measured by value, we are in a good position to compete effectively in all four segments.

In terms of value, the top premium and imported segment accounts for approximately 6% of total sales volume of vodka, while the premium segment accounts for approximately 18% of total sales volume. The mainstream segment, which is the largest, now represents 50% of total sales volume. Sales in the economy segment currently represent 28% of total sales volume.

Wine

The Polish wine market, which grew to an estimated 95.6 million liters in 2009, is represented primarily by two categories: table wines, which account for 2% of the total alcohol market, and sparkling wines, which account for 1% of the total alcohol market. As Poland has almost no local wine production, the wine market has traditionally been dominated by imports, with lower priced Bulgarian wines representing the bulk of sales. However, over the last three years, sales of new world wines from regions such as the United States, Chile, Argentina and Australia have seen rapid growth. In 2009, it is estimated that sales of wine from these regions grew by 11% in volume. Also in 2009, our exclusive agency brand, Carlo Rossi, became the number one selling wine in Poland in value replacing wines from old Warsaw Pact nations.

We believe that consumer preference is trending towards higher priced table wines. The best selling wines in Poland previously retailed for under $3 per bottle. Currently, the best selling wines retail in the $4-$7 range.

Beer

Poland is the fourth largest beer market in Europe. Sales of beer were down an estimated 10% in volume in 2009 but still account for 50% of the total sales value of alcoholic beverages in Poland.

Three major international producers, Heineken, SAB Miller and Carlsberg, control 88% of the market through their local brands.

Russia

Russia, with its official production of approximately 1.13 billion liters in 2009, is by far the largest vodka market worldwide. The Russian vodka market is fragmented, with, in our estimation, the top five producers having a combined volume market share of approximately an estimated 44% in 2009. This number is up from 2006 when the top five producers only had an estimated 26% market share. Further sector consolidation has been ongoing in recent years, with the potential to continue in the near term despite the market being down 9% in 2009. We estimate that the number of vodka producers in the market has decreased by half over the last five years, and the number of licensed vodka manufacturers has dropped from 324 in 2004 to 145 in 2008. The Russian vodka market is well protected from foreign imports, primarily due to efficient mass production, limited advertising and high logistics costs, making it difficult to compete with local producers. In addition, the Russian government has begun to introduce new legislation to limit the impact of unofficial production which could be beneficial in the short to medium term as the unofficial production is currently estimated at 40%, which is extremely high compared to other jurisdictions in which we operate.

We believe we are well-positioned to continue to gain market share in 2010 as we have the leading brands by volume and value in the mainstream and sub-premium categories, dedicated ESTs in place and experienced management not only at the corporate level but also at the operating level. In addition, the Russian government has put in place very restrictive policies on the advertising of spirits. We believe these policies make it difficult for any competitor to buy market share by out-spending its rivals.

Spirits

Vodka consumption dominates the Russian spirits market with over 95% market share. The Russian vodka market is divided into five segments based on quality and price: top premium, premium, sub-premium, mainstream, and economy. In terms of value, the top premium segment accounts for approximately 0.1% of total sales volume of vodka, while the sub-premium and premium segment accounts for approximately 9.3% of total sales volume. The mainstream segment now represents 41.3% of total sales volume. Sales in the economy segment currently represent 49.3% of total sales volume. as consumers have traded up from economy brands to mainstream and sub-premium brands continue, a trend we expect to continue.

Vodka represented 95% of the total Russian spirits market in 2009. Although our belief is that the vodka market decreased approximately 9% in 2009 versus 2008, we believe that the market will stabilize in the first half of 2010 and that the premiumization that had occurred for 7 years before the crisis will return as wages begin to rise in Russia. As before, we believe the premiumization process should most benefit the mainstream and sub-premium brands at the expense of the economy brands. We believe we are well-positioned for this with the best selling brands in both the sub-premium and mainstream sectors. In addition, with our current capacity and relatively little capitalization expense, we plan to introduce new brands to the market to capture sales in any sector outside of the economy sector that we believe will have the most dynamic growth potential.

The Russian vodka market is quite fragmented, with the top five producers only having an estimated 43% market share in 2009 as compared to an estimated 78% market share in Poland and an estimated 80% market share in the Ukraine. We believe that the Russian market will experience trends similar to those experienced in the Polish market and will continue to see further consolidation of the market as the retail infrastructure further consolidates and develops and the effects of the economic crisis stabilize and diminish. We believe that this consolidation post crisis will increase significantly over the next 3-5 years.

Wine

According to market data, Russia has relatively low wine consumption per capita (about 8.5 liters per year). It is expected to grow at an estimated 8.6% compound annual growth rate during the period from 2007-2012. It is estimated that the Russian wine market grew by 10% in 2009 and will grow at an 8.1% compound annual growth rate in volume terms during the period 2007-2012, and even more in value terms.

Currently the fastest growing category in the Russian wine market is sparkling wine. In 2009, sparkling wine sales grew 12% by volume and 20% by value terms, according to Euromonitor. Despite the fact that domestic wines prevail on the market, the share of imported higher quality wines has been constantly growing. We believe we can benefit in the future from the growing Russian wine market through the import and distribution of high-value wines and the addition of new wines to our import and distribution portfolio in Russia. We have recently signed with Gallo to import on an exclusive basis Gallo’s Carlo Rossi wine selection. Through Whitehall, we import wines from Constellation, Concho Toro and LVMH as well as others.

Long Drinks

The Long Drinks or Ready to Drink market in Russia consists of pre-mixed beverages with 9% or less alcohol content. The key segments of the market are gin-based drinks, Alco-Energy drinks and fruit-based drinks. Our Bravo Premium distillery produces the gin-based Bravo Classic brand, which accounts for approximately 50% of our long drinks sales volume. In the gin-based segment we have a 14% market share, in the Alco-Energy segment we have a 16% and in the fruit-based segment we have a 7% market share. We have focused over the last two years in improving the profitability of these products through a combination of more targeted selling and mix improvement. The Long Drinks business has shown significant improvement in 2009 as compared to prior years.

Hungary

Spirits

The Hungarian spirit market is dominated primarily by bitters and brown spirits. Currently, the most popular spirit drinks are Jägermeister, Royal Vodka, Fütyülos, Kalinka vodka, Unicom, Metaxa, Ballantines and Johnnie Walker. The current significant trends in the Hungarian spirit market are the overall decrease in total spirit consumption and a pronounced move by the consumer to branded imported spirits. Our Royal Vodka brand is the number one selling vodka in Hungary. In addition, Hungary is now the third largest market in the world for sales of our exclusive agency brand, Jägermeister.

We believe that the total size of the spirit market in Hungary is approximately 58 million liters which has declined in 2009 by approximately 10%. However despite the decreasing total sales volume of spirits, we believe that the share of imported spirits, the segment in which we operate, is growing (increasing 5% from 2008 to 2009, and 16.2% in the past five years), while the consumption of local spirits is in decline. The increasing share of import was a result of eliminated custom duty and the improving purchasing power since the EU accession, as well as the continuous marketing and advertising activities of the imported spirit brands.

The spirit market is split into two major segments in Hungary: local producers and importers. The local producers are primarily dealing with low-cost, mainstream or below, local products, as well as with premium fruit-based spirits (palinka). The import spirit market is more competitive and relatively fragmented. The major players are the market leader Zwack Unicum Zrt (with an interest in both the local and import spirit segment), CEDC as the biggest spirit importer company, and Bacardi-Martini, Pernod Ricard Hungary, and Heinemann. Our advantage in Hungary is the combination of our wide portfolio which has the number one leading brands in the vodka, bitter and imported brandy categories, and our experienced sales and marketing team which offers premium service and builds strong brand equities.

Operations by Country

Poland

We are a leading vodka producer by value and volume in Poland, and one of the largest producers of vodka in the world. We own two production sites in Poland: Bols and Polmos Białystok. In the Bols distillery, we produce the Bols and Soplica vodka brands, among other spirit brands. Bols vodka is the number one selling premium vodka in Poland by volume and value. Soplica has consistently been one of the top ten mainstream selling vodkas in Poland. Polmos Białystok produces Absolwent, which is one of the leading vodkas in Poland for the last eight years. In addition to the Absolwent brand, Polmos Białystok also produces Zubrówka, which also is exported out of Poland to many markets around the world, including the United States, England, Japan and also France, where it is the number two imported premium vodka by volume.

We are the leading importer of spirits, wine and beer in Poland. We currently import on an exclusive basis approximately 40 leading brands of spirits, wine from over 40 producers and 5 brands of beer.

We are also the leading national distributor of alcoholic beverages in Poland by value, and we believe we offer one of the broadest portfolios of alcoholic beverages with over 700 brands. We operate in a highly fragmented market, primarily served by an estimated 50 wholesale groups. We operate the largest nationwide delivery service in Poland, and we provide next day delivery through our 18 distribution centers, 124 satellite branches and large fleet of delivery trucks. We believe that we are the leading distributor in each category of alcoholic beverages we distribute in Poland, except for beer.

Brands

We produced and sold approximately 9.0 million nine-liter cases of vodka through our Polish business in 2009 in the four main vodka segments in Poland: top premium, premium, mainstream and economy.

Our mainstream Absolwent brand has been one of the leading vodkas in Poland for the last eight years, based on volume and value. Bols vodka is the number one selling premium vodka in Poland and number two in Hungary by value. Soplica, a mainstream brand, has consistently been one of the top 10 selling vodkas in Poland. Our Zubrówka brand is the second best selling flavored and colored vodka in Poland and is exported to markets around the world. In 2009, we sold abroad approximately 184,000 nine-liter cases of Zubrówka. In addition, we produce the top selling vodka in Hungary, Royal Vodka, which we distribute through our subsidiary Bols Hungary.

Import Portfolio

We have exclusive rights to import and distribute approximately 40 leading brands of spirits, wine and beer into Poland and distribute these products throughout the country. We also provide marketing support to the suppliers who have entrusted us with their brands.

Our exclusive import brands in Poland include the following:

LIQUEURS	WHITE SPIRITS	BROWN SPIRITS	VERMOUTH & BITTERS	WINE & CHAMPAGNES	BEER	NON ALCOHOLIC
Disaronno Amaretto	Patron Tequila	Jim Beam	Cinzano—vermouth	Sutter Home	Guinness	Evian
Sambuca	Tequila Sierra	Camus	Campari	Miguel Torres	Kilkenny
Amaretto Gozio	Cana Rio Cachaca	Remy Martin	Jaegermeister	Concha y Toro	Bitburger
Amaretto Florence	Gin Finsbury	Metaxa		Gallo	Budweiser
Amaretto Venice	Nostalgia Ouzo	Brandy Torres		Carlo Rossi	Corona
Cointreau	Grappa Piave	Brandy St Remy		B. P. Rothschild
Passoa	Grappa Primavera	Whisky William’s		Frescobaldi
Bols Liqueurs	Tequila Sauza	Whisky Teacher’s		Codorniu
	Gin Hendricks	Whisky Old Smuggler		Piper Heidsieck Penfolds
		Whisky Glen Grant		Trivente Rosemount
		Grant’s		Trinity Oaks
		Glenfiddich		Terra d’oro
		Balvenie		M.Chapoutier
		Clan MacGregor		Boire Manoux
		Rum Old Pascas		Faustino
J.Moreau & Fils
Kressmann
Laroche

Sales Organization and Distribution

Our business involves the distribution of products that we import on an exclusive basis and products we produce from our two distilleries (Bols Poland and Polmos Białystok). In addition, we handle the distribution of a range of products from the local and international drinks companies operating in Poland for which we are the largest distributor for many of such suppliers.

We operate the largest nationwide next-day alcoholic beverage delivery service with 18 distribution centers and 124 satellite branches located throughout Poland. We distribute over 700 brands of alcoholic beverages consisting of a wide range of alcoholic products, including spirits, wine and beer, as well as non-alcoholic beverages.

The following table illustrates the breakdown of our sales in Poland in the twelve months ended December 31, 2009, 2008 and 2007:

Sales Mix by Product Category	2009	2008	2007
Vodka	73%	76%	72%
Beer	9%	9%	9%
Wine	10%	7%	8%
Spirits other than vodka	4%	6%	10%
Other	4%	2%	1%

Total	100%	100%	100%

We distribute products throughout Poland directly to approximately 25,000 outlets, including off-trade establishments, such as small and medium-size retail outlets, petrol stations, duty free stores, supermarkets and hypermarkets, and on-trade locations, such as bars, nightclubs, hotels and restaurants, where the products we distribute are consumed. These accounts are serviced by approximately 650 salespeople in Poland. One of our key objectives is to distribute more of our own products over time and, to that end, we have established an incentive compensation system for our salespeople for both products that we produce and products that we import exclusively into Poland.

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

The overall trend in distribution over the last number of years has been the consolidation of the hypermarkets and the growth of the discount chains and locally-owned super market chains. These stores typically go direct to the producers or importers and cut out the distribution that the traditional trade relies on. This is resulting in a more competitive landscape for distribution companies that focus on one market sector such as alcoholic beverages and not across many sectors to get the scale that will be required to keep competitive.

Export activities

With a number of brands to export from Poland and Russia and with full control of both Parliament and Russian Alcohol, we are currently restructuring our export department to expedite the positioning of the brands we believe have the greatest export potential. To that end, we have divided the export team into three regions: the ex CIS countries, which include our Green Mark and Parliament brands, among others, and Western Europe; the Middle East, Africa and Duty Free; and the third region, the Americas and Asia Pacific. The last two groups will concentrate on our Green Mark, Zubrowka and Parliament brands, among others.

During 2009, our core export brands were Parliament, which grew by 16.7% in Germany, and Zubrowka, which was primarily exported to the United Kingdom, France, Japan and the United States. In 2010, we plan to develop other markets and brands and current markets more aggressively than we have over the last few years. As an example, we are replacing our old importer of Zubrowka in the United States with Remy Cointreau USA and are in discussions with other importers to assist us in developing our brands around the world.

We are continuing to develop our third party private label export business in which we produce vodka to be sold under labels other than our own. Customers range from major retail chains in Europe to premium brand owners in the United States. For example, we currently produce Ultimat vodka (an ultra luxury vodka sold primarily in the United States) for Patron.

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

Employees

As of December 31, 2009, we employed in Poland 3,135 employees including 2,995 persons employed on a full time basis.

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

Trademarks

With the acquisitions of the Bols and Polmos Białystok distilleries, we became the owners of vodka brand trademarks. The major trademarks we have acquired are: Bols vodka brand (we have a perpetual, exclusive, royalty-free and sub-licensable trademark agreement for Poland, Russia and Hungary), Soplica, which we own through Bols, and the Absolwent and Zubrówka brands, which we own through Polmos Białystok. We also have the trademark for Royal Vodka, which is produced in Poland and which we currently sell in Hungary through our Bols Hungary subsidiary. See “Risk Factors—We may not be able to protect our intellectual property rights.”

Alcohol Advertising Restrictions

Polish regulations do not allow any form of “above-the-line advertising and promotion,” which is an advertising technique that is conventional in nature and impersonal to customers, using current traditional media such as television, newspapers, magazines, radio, outdoor, and internet mass media for alcoholic beverages with greater than 18% alcohol content.

We believe we are in material compliance with the government regulations regarding above-the-line advertising and promotion. To date, we have not been notified of any violation of these regulations.

Russia

We are the leading integrated spirits beverages business in Russia with an approximate 18.8% market share in vodka production. We produce Green Mark, the number one selling vodka in Russia and as well as the leading sub-premium vodkas in Russia, Parliament and Zhuravli. We also produce Yamskaya, the number one selling economy vodka in Russia, and premixed alcohol drinks, or long drinks.

The hypermarkets and large retail chains are expanding throughout Russia with different sized formatted stores, which are expected to better cover and penetrate those areas outside of the major cities of Russia. As we have central agreements in place with these hypermarkets and large retail chains as well as the largest trademark budget for spirits in Russia and the leverage it brings, we expect to benefit from this expansion.

We hold an 80% economic interest in Whitehall, which holds the exclusive rights to the import of such premium wine brands as Concha y Toro and Constellation brands, as well as certain Gruppo Campari brands.

The company is also involved in a joint venture with Moet Hennessy—the French spirits and champagne business of LVMH. In addition to these import activities, Whitehall is also the owner of distribution centers in Moscow, Saint Petersburg, Rostov and Siberia as well as a wine and spirits retail network located in Moscow.

Brands

We produced and sold approximately 18.0 million nine-liter cases of vodka through our Russian business in 2009 in the main vodka segments in Russia: top premium, premium, sub-premium, mainstream, and economy. In addition we produced and sold approximately 3.3 million nine-liter cases of long drinks

In the main stream segment we produce Green Mark, the number one selling brand in Russia, as well as the two leading sub-premium brands, Zhuravli and Parliament. In the first half of 2008 we introduced Yamskaya, which was the number one selling economy vodka in Russia in 2009. In the second half of 2009, we also introduced Gerovaya and Urozhay, both lower mainstream brands.

Import Portfolio

We are one of the leading importers of wine and spirits in Russia through our investment in the Whitehall. Whitehall has exclusive rights to import and distribute a number of brands of spirits and wines into Russia. Exclusively imported brands include the following:

BROWN SPIRITS	WHITE	CHAMPAGNES	WINES
Hennessy Jose	Cuervo	Krug	Asti Mondoro
Cortel Brandy		Veuve Clicquot	Concha y Toro
Glenmorangie		Dom Perignon	Hardy’s
Ardbeg		Moet & Chandon	Robert Mondavi
Old Smuggler			Paul Masson
Glen Grant			Nobilo
Gautier			Fine wine collection

Sales Organization and Distribution

In Russia, we have a strong sales team that sells directly to the key retail accounts and primarily relies on third-party distribution through wholesalers to reach the small to medium sized outlets. For sales of our vodka brands we also have ESTs that were introduced back in 2006. We staff over 1,300 people to ESTs that currently cover the majority of Russia. The mission of these teams is to maintain direct relationships with retailers and ensure that the Company’s products are properly positioned on the shelf. Members of ESTs are generally on the distributors’ payrolls,which are indirectly remunerated by us via discounts granted to distributors. ESTs exclusively deal with our vodka products and currently control deliveries to approximately 53,000 points-of-sale (which is about 44% of all points-of-sale in Russia).

The following table illustrates the breakdown of our sales in Russia:

Sales Mix by Product Category	2009	2008
Vodka	68%	49%
Wine and spirits other than vodka	32%	51%

Total	100%	100%

Sources and Availability of Raw Materials for Spirits that We Produce

The principal components in the production of our distilled spirits are products of agricultural origin, such as rectified spirit and packaging materials, such as bottles, labels, caps and cardboard boxes. We purchase raw spirit and all of our packaging materials from various sources in Russia by contractual arrangement and through purchases on the open market. Agreements with the suppliers of these raw materials are generally negotiated with indefinite terms, subject to each party’s right of termination upon six months’ prior written notice. The prices for these raw materials are negotiated every year. We have several suppliers for each raw material in order to minimize the effect on our business if a supplier terminates its agreement with us or if disruption in the supply of raw materials occurs for any other reason. We have not experienced difficulty in satisfying our requirements with respect to any of the products needed for our spirit production and consider our sources of supply to be adequate at the present time. We do not believe that we are dependent on any one supplier in our production activities.

Employees

As of December 31, 2009 we directly employed 4,284 individuals in Russia.

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

In 2009, the Russian government also introduced further restrictions on the selling of lower alcohol content products namely beer and ready to drink alcoholic beverages. As a result, these types of beverages can no longer be consumed legally on the street and can no longer legally be bought at street kiosks. In addition minimum pricing for spirits was introduced with a half liter bottle of spirit (including vodka) having a minimum required retail shelf price of eighty-nine rubles. These restrictions are the initial steps that the government is taking to reduce the presence of the unofficial market. We expect the government to continue with this program. For those of us in the official market, these are welcomed changes.

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

Alcohol Advertising Restrictions

Russian regulations do not allow any form of “above-the-line advertising and promotion,” which is an advertising technique that is conventional in nature and impersonal to customers, using current traditional media such as television, newspapers, magazines, radio, outdoor signage , and internet mass media, for alcoholic beverages with greater than 18% alcohol content.

We believe we are in material compliance with the government regulations regarding above-the-line advertising and promotion. To date, we have not been notified of any violation of these regulations.

Trademarks

With the acquisition of Parliament and Russian Alcohol we became the owners of vodka brand trademarks in Russia. The main trademarks we have are Parliament, Green Mark and Zhuravli vodka brands. We also have trademarks with other brands we own in Russia. See “Risk Factors—We may not be able to protect our intellectual property rights.”

Hungary

Brands

In July of 2006, we acquired the trademark for Royal Vodka, which we produce in Poland and which we currently sell in Hungary through our Bols Hungary subsidiary. Royal Vodka is the number one selling vodka in Hungary with market share of approximately 27.6%.

Exclusive imported brands to Hungary include the following:

CEDC BRANDS	VERMOUTH and BITTERS	LIQUEURS	WHITE VODKAS	BROWN SPIRITS
Bols Vodka	Campari	Jaegermeister	Jose Cuervo	Cognac Remy Martin
Zubrówka	Cinzano	Bols Liqueurs	Silver Top Dry Gin	Metaxa
Royal Vodka		Cointreau	Calvados Boulard	Brandy St Remy
		Carolans		Grant’s
		Passoa		Glenfiddich
		Galliano		Tulamore Dew Old Smuggler
Irish Mist

Sales Organization and Distribution

In Hungary, we employ approximately 25 salespeople who cover primarily on-trade and key account customers throughout the country.

Employees

As of December 31, 2009, we employed 49 employees including 47 persons employed on a full time basis.

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

Excise taxes comprise significant portions of the price of alcohol and their calculations differ by country. In Poland and Russia, where our production takes place, the value of excise tax rates for 2009 amounted to PLN 49.6 ($17.60) and RUB 191 ($6.36) per liter of 100% alcohol.

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

We file annual, quarterly and current reports, proxy statements and other information with the SEC. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and most of our other SEC filings available free of charge through our Internet website as soon as reasonably practicable after we electronically file these materials with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. These filings are also available to the public over the Internet at the SEC’s website at http://www.sec.gov. In addition, we provide paper copies of our SEC filings free of charge upon request. Please contact the Corporate Secretary of the Company at 1-610-660-7817 or at our address set forth on the cover page of this annual report.

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

The alcoholic beverages production and distribution industries in our region are intensely competitive. The principal competitive factors in these industries include product range, pricing, distribution capabilities and responsiveness to consumer preferences, with varying emphasis on these factors depending on the market and the product.

In Poland, we face significant competition from various regional distributors and wholesalers, who compete principally on price. The effect of this competition could adversely affect our results of operations. The majority of alcohol sales in Poland are still made through traditional trade outlets. Other sales are made in hypermarkets and large discount stores.

In Russia, hypermarket and large retail chains continue to grow their share of the trade. Traditional trade outlets typically provide us with higher margins from sales as compared to hypermarkets and large retail chains. There is a risk that the expansion of hypermarkets and large retail chains will continue to occur in the future, thus reducing the margins that we may derive from sales to wholesalers that primarily serve the traditional trade. This potential margin reduction, however, will be partially offset by lower distribution costs due to direct, bulk deliveries associated with sales to the modern trade.

As a manufacturer of vodka in Poland and Russia, we face competition from other local producers. We compete with other alcoholic and nonalcoholic beverages for consumer purchases in general, as well as shelf space in retail stores, restaurant presence and distributor attention. In addition, we compete for customers on the basis of the brand strength of our products relative to our competitors’ products. Our success depends on maintaining the strength of our consumer brands by continuously improving our offerings and appealing to the changing needs and preferences of our customers and consumers. While we devote significant resources to the continuous improvement of our products and marketing strategies, it is possible that competitors may make similar improvements more rapidly or effectively, thereby adversely affecting our sales, margins and profitability.

Our results are linked to economic conditions and shifts in consumer preferences, including a reduction in the consumption of alcoholic beverages.

Our results of operations are affected by the overall economic trends in Poland, Russia and Hungary, the level of consumer spending, the rate of taxes levied on alcoholic beverages and consumer confidence in future economic conditions. The current negative economic conditions and outlook, including volatility in energy costs, severely diminished liquidity and credit availability, falling equity market values, weakened consumer confidence, falling consumer demand, declining real wages and increased unemployment rates, have contributed to a global recession. The effects of the global recession in many countries, including Poland and Russia, have been quite severe and it is possible that an economic recovery in those countries will take longer to develop.

During the current period of economic slowdown, reduced consumer confidence and spending may result in reduced demand for our products and limitations on our ability to increase prices and finance marketing and promotional activities. A continued recessionary environment would likely make it more difficult to forecast operating results and to make decisions about future investments, and a major shift in consumer preferences or a large reduction in sales of alcoholic beverages could have a material adverse effect on our business, financial condition and results of operations.

Loss of key management would threaten our ability to implement our business strategy.

The management of future growth will require our ability to retain William Carey, our Chairman, Chief Executive Officer and President, as well as certain other key members of management. William Carey, who founded our company, has been a key person in our ability to implement our business plan and grow our business.

Changes in the prices of supplies and raw materials could have a material adverse effect on our business.

Prices for raw materials used for vodka production may take place in the future, and our inability to pass on these increases to our customers could reduce our margins and profits and have a material adverse effect on our business. We recently constructed storage tanks in Poland that will store up to six months’ use of raw spirit, which allows us to purchase raw spirit throughout the year at times when there are dips in raw spirit pricing. However, we cannot assure you that the price of raw spirits will not continue to increase or that we will not lose the ability to maintain our inventory of raw spirits, either of which would have a material adverse effect on our financial condition and results of operations.

We are exposed to exchange rate and interest rate movements that could adversely affect our financial results and comparability of our results between financial periods.

Our functional currencies are the Polish zloty, Russian ruble and Hungarian forint. Our reporting currency, however, is the U.S. dollar, and the translation effects of fluctuations in exchange rates of our functional currencies into U.S. dollars may materially impact our financial condition and net income and may affect the comparability of our results between financial periods.

In addition, our senior secured notes and our convertible senior notes are denominated in euros and U.S. dollars and the proceeds of the note issuances have been on-lent to certain of our operating subsidiaries that have the Polish zloty and Russian ruble as their functional currency. Movements in the exchange rate of the euro and U.S. dollar to Polish zloty and Russian ruble could therefore increase the amount of cash, in Polish zloty, that must be generated in order to pay principal and interest on our notes.

The impact of translation of our notes could have a material adverse effect on our reported earnings. The table below summarizes the pre-tax impact of a one percent movement in each of the exchange rate which could result in a significant impact in the results of the Company’s operations.

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€625 million or approximately $901 million	$9 million gain/loss

The table above includes €245 million for the Senior Secured Notes that were redeemed on January 4, 2010, thus there will not be any foreign exchange impact from them after this date.

Foreign exchange rates may be influenced by various factors, including changing supply and demand for a particular currency; government monetary policies (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in trade balances; trade restrictions; and currency devaluations and revaluations. Additionally, governments from time to time intervene in currency markets, directly or by regulation, in order to influence prices. These events and actions are unpredictable and could materially and adversely impact our results of operations and financial condition.

Weather conditions may have a material adverse effect on our sales or on the price of grain used to produce spirits.

We operate in an industry where performance is affected by the weather. Changes in weather conditions may result in lower consumption of vodka and other alcoholic beverages. In particular, unusually cold spells in winter or high temperatures in the summer can result in temporary shifts in customer preferences and impact demand for the alcoholic beverages we produce and distribute. Similar weather conditions in the future may have a material adverse effect on our sales which could affect our financial condition and results of operations. In addition, inclement weather may affect the availability of grain used to produce raw spirit, which could result in a rise in raw spirit pricing that could negatively affect margins and sales.

We are subject to extensive government regulation; changes in or violations of law or regulations could materially adversely affect our business and profitability.

Our business of producing, importing and distributing alcoholic beverages in Poland and Hungary is subject to regulation by national and local governmental agencies and European Union authorities. In addition, our business in Russia is subject to extensive regulation by Russian authorities. These regulations and laws address such matters as licensing and permit requirements, competition and anti-trust matters, trade and pricing practices, taxes, distribution methods and relationships, required labeling and packaging, advertising, sales promotion and relations with wholesalers and retailers. Additionally, new or revised regulations or requirements or increases in excise taxes, customs duties, income taxes, or sales taxes could materially adversely affect our business, financial condition and results of operations.

In addition, we are subject to numerous environmental and occupational, health and safety laws and regulations in the countries in which we operate. We may incur significant costs to maintain compliance with evolving environmental and occupational, health and safety requirements, to comply with more stringent enforcement of existing applicable requirements or to defend against challenges or investigations, even those without merit. Future legal or regulatory challenges to the industry in which we operate or our business practices and arrangements could give rise to liability and fines, or cause us to change our practices or arrangements, which could have a material adverse effect on us, our revenues and our profitability. Governmental regulation and supervision as well as future changes in laws, regulations or government policy (or in the interpretation of existing laws or regulations) that affect us, our competitors or our industry generally strongly influence our viability and how we operate our business. Complying with existing regulations is burdensome, and future changes may increase our operational and administrative expenses and limit our revenues. For example, we are currently required to have permits to produce and import products, maintain and operate our warehouses, and distribute our products to wholesalers. Many of these permits, such as our general permit for wholesale trade, must be renewed when they expire. Although we believe that our permits will be renewed upon their expiration, there is no guarantee that such will be the case. Revocation or non-renewal of permits that are material to our business could have a material adverse affect on our business. Our permits could also be revoked prior to their expiration date due to nonpayment of taxes or violation of health requirements. Additionally, governmental regulatory and tax authorities have a high degree of discretion and may at times exercise this discretion in a manner contrary to law or established practice. Such conduct can be more prevalent in jurisdictions with less developed or evolving regulatory systems like Russia. Our business would be materially and adversely affected if there were any adverse changes in relevant laws or regulations or in their interpretation or enforcement. Our ability to introduce new products and services may also be affected if we cannot predict how existing or future laws, regulations or policies would apply to such products or services.

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

Our import contracts may be terminated.

As a leading importer of major international brands of alcoholic beverages in Poland and Hungary, we have been working with the same suppliers in those countries for many years and either have verbal understandings or written distribution agreements with them. In addition, we have recently acquired distribution contracts in Russia through our significant economic interest in Whitehall. Where a written agreement is in place, it is usually valid for between one and five years and is terminable by either party on three to six months’ notice.

Although we believe we are currently in compliance with the terms and conditions of our import and distribution agreements, there is no assurance that all our import agreements will continue to be renewed on a regular basis, or that, if they are terminated, we will be able to replace them with alternative arrangements with other suppliers. Moreover, our ability to continue to distribute imported products on an exclusive basis depends on some factors which are out of our control, such as ongoing consolidation in the wine, beer and spirit industry worldwide, or producers’ decisions from time to time to change their distribution channels, including in the markets in which we operate.

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

Acquisitions involve numerous risks and uncertainties. If we complete one or more acquisitions, our results of operations and financial condition may be affected by a number of factors, including: the failure of the acquired businesses to achieve the financial results we have projected in either the near or long term; the assumption of unknown liabilities; the fair value of assets acquired and liabilities assumed; the difficulties of imposing adequate financial and operating controls on the acquired companies and their management and the potential liabilities that might arise pending the imposition of adequate controls; the challenges of preparing and consolidating financial statements of acquired companies in a timely manner; the difficulties in integration of the operations, technologies, services and products of the acquired companies; and the failure to achieve the strategic objectives of these acquisitions. In addition, we may acquire a significant, but non-controlling, stake in a business, which could expose us to the risk of decisions taken by the acquired business’ controlling shareholder. For example, we do not currently have a majority of the voting power in Whitehall and although we have negotiated contractual rights to board representation and other matters of corporate governance, we are subject to decisions of the controlling shareholder in a way that we are not with our subsidiaries that we wholly-own or control and cannot assure you that our contractual rights will in all instances be sufficient to protect our interests.

Acquisitions in developing economies, such as Russia, involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political, and regulatory risks associated with specific countries.

Future acquisitions or mergers may result in a need to issue additional equity securities, spend our cash, or incur debt, liabilities or amortization expenses related to intangible assets, any of which could reduce our profitability.

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

We may fail to realize the anticipated benefits of the Russian Alcohol transaction

The success of the Russian Alcohol transaction will depend on, among other things, our ability to realize anticipated cost savings and our ability to combine the businesses of the Company and Russian Alcohol in a manner that does not materially disrupt existing relationships or otherwise result in decreased productivity. If we are unable to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

The integration process could result in the loss of key employees, the disruption of our or Russian Alcohol’s ongoing businesses or inconsistencies in standards, controls, procedures or policies that could adversely affect our ability to maintain relationships with third parties and employees or to achieve the anticipated benefits of the transaction. To realize the benefits of the transaction, we must retain Russian Alcohol’s key employees. Among other things, in order to realize the anticipated benefits of the merger we must identify and eliminate redundant operations and assets across a geographically dispersed organization.

Integration efforts between the two companies could also divert management attention and resources. An inability to realize the full extent of, or any of, the anticipated benefits of the transaction, as well as any delays encountered in the integration process, could have an adverse effect on the Company.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost synergies, if achieved at all, may be lower than we expect and may take longer to achieve than we anticipate. If we are not able to adequately address these challenges, the Company may be unable to successfully integrate the operations of Russian Alcohol, or to realize the anticipated benefits of the integration of the two companies.

The developing legal system in Russia creates a number of uncertainties that could adversely affect our Russian business.

Russia is still developing the legal framework required to support a market economy, which creates uncertainty relating to our Russian business. We have limited experience operating in Russia, which could increase our vulnerability to the risks relating to these uncertainties. Risks related to the developing legal system in Russia include:

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

•	poorly developed bankruptcy procedures that are subject to abuse; and

•	incidents or periods of high crime or corruption that could disrupt our ability to conduct our business effectively.

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

Russian companies are subject to a broad range of taxes imposed at the federal, regional and local levels, including but not limited to value added tax, excise duties, profit tax, payroll-related taxes, property taxes, taxes or other liabilities related to transfer pricing and other taxes. Russia’s federal and local tax laws and regulations are subject to frequent change, varying interpretations and inconsistent or unclear enforcement. It is not uncommon for differing opinions regarding legal interpretation to exist both between companies subject to such taxes and the ministries and organizations of the Russian government and between different branches of the Russian government such as the Federal Tax Service and its various local tax inspectorates, resulting in uncertainties and areas of conflict. Tax declarations are subject to review and investigation by a number of tax authorities, which are enabled by law to impose penalties and interest charges. The fact that a tax declaration has been audited by tax authorities does not bar that declaration, or any other tax declaration applicable to that year, from a further tax review by a superior tax authority during a three-year period. As previous audits do not exclude subsequent claims relating to the audited period, the statute of limitations is not entirely effective. In some instances, even though it may potentially be considered unconstitutional, Russian tax authorities have applied certain taxes retroactively. Within the past few years the Russian tax authorities appear to be taking a more aggressive position in their interpretation of the legislation and assessments, and it is possible that transactions and activities that have not been challenged in the past may be challenged. As a result, significant additional taxes, penalties and interest may be assessed. In addition, our Russian business is and will be subject to periodic tax inspections that may result in tax assessments and additional amounts owed by us for prior tax periods. Uncertainty relating to Russian transfer pricing rules could lead tax authorities to impose significant additional tax liabilities as a result of transfer pricing adjustments or other similar claims, and could have a material adverse effect on our Russian businesses and our company as a whole.

Russian Alcohol was not required to comply with the provisions of Sarbanes-Oxley and, therefore, we cannot assure you that the financial results of Russian Alcohol do not contain deficiencies in their control over financial reporting that could lead to a material weakness.

In the second quarter of 2009 we began reporting Russian Alcohol’s financial results on a consolidated basis with ours. As a private company, Russian Alcohol has not historically complied with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

While we have evaluated the financial results of Russian Alcohol, we have not integrated Russian Alcohol’s internal controls with our Sarbanes-Oxley compliant internal controls and cannot ensure that Russian Alcohol’s controls will comply with the rules applicable to U.S. public companies. Therefore, we cannot assure you that the financial results of Russian Alcohol do not contain deficiencies in their control over financial reporting that could lead to a material weakness.

Risks Related to Our Indebtedness

Our substantial debt could adversely affect our financial condition or results of operations and prevent us from fulfilling our obligations under our notes.

We are highly leveraged and have significant debt service obligations. As of December 31, 2009 our indebtedness under our notes, other credit facilities and capital leases amounted to approximately $1,798 million.

Our substantial debt could have important consequences. For example, it could:

•	make it difficult for us to satisfy our obligations with respect to our notes and for the guarantors of our notes to satisfy their obligations with respect to the guarantees;

•

require us to dedicate a substantial portion of our cash flows from operations to payments on our debt, which will reduce our cashflow available to fund capital expenditures, working capital and other general corporate purposes;

•	place us at a competitive disadvantage compared to our competitors that have less debt than we do;

•	limit our flexibility in planning for, or reacting to, changes to our industry;

•	increase our vulnerability, and reduce our flexibility to respond, to general and industry specific adverse economic conditions; and

•	limit our ability to borrow additional funds, increase the cost of any such borrowing and/or limit our ability to raise equity funding.

We may incur substantial additional debt in the future. The terms of the indentures governing our notes restrict our ability to incur, but will not prohibit us from incurring, additional debt. If we were to incur additional debt, the related risks we now face could become greater.

We require a significant amount of cash to service our indebtedness. Our ability to generate sufficient cash depends on a number of factors, many of which are beyond our control.

Our ability to make payments on or repay our indebtedness will depend on our future operating performance and ability to generate sufficient cash. This depends, to some extent, on general economic, financial, competitive, market, legislative, regulatory and other factors discussed in these “Risk Factors,” many of which are beyond our control.

Historically, we met our debt service and other cash requirements with cash flows from operations and our existing revolving credit facilities. As a result of certain acquisitions and related financing transactions, however, our debt service requirements have increased significantly. We cannot assure you that our business will generate sufficient cash flows from operating activities, or that future debt and equity financing will be available to us in an amount sufficient to enable us to pay our debts when due or to fund our other financing needs.

If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to:

•	reduce or delay our business activities and capital expenditures;

•	sell assets;

•	obtain additional debt or equity capital; or

•	restructure or refinance all or a portion of our debt, including our notes, on or before maturity.

In addition, the terms of the indentures governing our notes limit our ability to pursue any of these alternatives. If we obtain additional debt financing, the related risks we now face would intensify.

Furthermore, significant changes in market liquidity conditions resulting in a tightening in the credit markets and a reduction in the availability of debt and equity capital could impact our access to funding and our related funding costs, which could materially and adversely affect our ability to obtain and manage liquidity, to obtain additional capital and to restructure or refinance any of our existing debt.

We must rely on payments from our subsidiaries to make cash payments on our notes, and our subsidiaries are subject to various restrictions on making such payments.

We are a holding company and hold most of our assets at, and conduct most of our operations through, direct and indirect subsidiaries. In order to make payments on our notes or to meet our other obligations, we depend upon receiving payments from our subsidiaries. In particular, we may be dependant on dividends and other payments by our direct and indirect subsidiaries to service our obligations. Investors in our notes will not have any direct claim on the cash flow or assets of our non-guarantor operating subsidiaries and our non-guarantor operating subsidiaries have no obligation, contingent or otherwise, to pay amounts due under our notes or the subsidiary guarantees, or to make funds available to us for those payments. In addition, the payment of dividends and the making of loans and advances to us by our subsidiaries may be subject to various restrictions. Existing and future debt of certain of these subsidiaries may prohibit the payment of dividends or the making of loans or advances to us. In addition, the ability of our subsidiaries to make payments, loans or advances to us may be limited by the laws of the relevant jurisdictions in which such subsidiaries are organized or located. Any of the situations described above could make it more difficult for a subsidiary guarantor to service its obligations and therefore adversely affect our ability to service our obligations in respect of our notes. If payments are not made to us by our subsidiaries, we may not have any other sources of funds available that would permit us to make payments on our notes.

Covenant restrictions under the indentures governing our notes impose significant operating and financial restrictions on us and may limit our ability to operate our business and consequently to make payments on our notes.

The indentures governing our notes will contain, and other financing arrangements that we may enter into in the future may contain, covenants that restrict our ability to finance future operations or capital needs or to take advantage of other business opportunities that may be in our interest. These covenants restrict our ability to, among other things:

•	incur or guarantee additional debt;

•	make certain restricted payments;

•	transfer or sell assets;

•	enter into transactions with affiliates;

•	create certain liens;

•	create restrictions on the ability of restricted subsidiaries to pay dividends or other payments;

•	issue guarantees of indebtedness by restricted subsidiaries;

•	enter into sale and leaseback transactions;

•	merge, consolidate, amalgamate or combine with other entities;

•	designate restricted subsidiaries as unrestricted subsidiaries; and

•	engage in any business other than a permitted business.

Events beyond our control, including changes in general business and economic conditions, may affect our ability to meet these requirements. A breach of any of these covenants could result in a default under the indentures governing our notes.

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

Our significant properties can be divided into the following categories:

Production and rectification facilities. Our production facilities in Poland comprise two plants with one located in Białystok, Poland for Polmos Białystok and the other one located in Oborniki Wielkopolskie, Poland for Bols. The Białystok facility is located on 78,665 square meters of land which is leased from the government on a perpetual usufruct basis. The production capacity of our plant in Bialystok is approximately 24 million liters of 100% alcohol per year and currently, we use approximately 60% to 65% of its production capacity. In the Polmos Białystok distillery we produce Absolwent and its taste variations, Batory, Białowieska, Cytrynówka, Czekoladowa, Kompleet, Vodka, Liberty Blue, Lider, Ludowa, Nalewka Wisniowa, Nalewka Miodowa and Palace Vodka, Winiak Białostocki, Winiak Pałacowy, Wódka Imbirowa, Zubrówka. The plot on which the Białystok facility is located is unencumbered.

The Bols facility is located on 80,519 square meters of which 58,103 square meters are owned by us and 22,416 square meters are leased from the government on a perpetual usufruct basis. The production capacity of our plant in Oborniki Wielkopolskie is 34.2 million liters of 100% alcohol per year. Currently we use about 60-65%of the plant’s production capacity. In the Bols distillery we produce Bols Excellent, Bols Vodka and its taste variations, Soplica, Soplica Szlachetna Polska, Soplica Tradycyjna Polska, Soplica Wisniowa Polska, Soplica Staropolska, Boss, Slaska, Niagara and Royal Vodka. The plot on which the Bols facility is located in unencumbered.

The Topaz Distillery is part of Russian Alcohol, and became part of the CEDC group in 2008. The distillery is one of the most advanced enterprises in Russia. It is certified to be in compliance with ISO 9001 and HACCP. The factory has ten, modern, hi-tech filling lines, its own rectifying equipment for processing raw spirit, and a unique “stream” processor. The “stream” processor is an automated, hi-tech apparatus for the manufacturing of vodka, without any human intervention in the process. In the course of “stream” processing, vodka passes through both silver and platinum filters. The Topaz distillery produces, among others, the Green Mark, Zhuravli, Yamskaya and Kalinov Lug brands. The plant was founded in 1995 and has a production capacity of over 150 million liters annually.

The Parliament production plant uses an exceptional biological milk purification method. Milk, added at a certain stage of production, absorbs all impurities and harmful substances. The milk is then removed in a multistage filtration process, leaving an absolutely pure vodka of the highest quality.

The First Kupazhniy Factory is part of Russian Alcohol, and became part of the CEDC group in 2008. The company is developing the two fundamental components of its business activities: the manufacture of vodka and the extraction and bottling of natural mineral water from artesian wells. Four bottling lines have been installed at the factory, including a line for the exclusive 0.05 liter, 0.2 liter, and 0.5 liter PET containers. All vodka production at First Kupazhniy Factory takes place using the “stream” system, which completely automates the process. In this facility, we produce the Marusia and Zhuravli brands. The plant was founded in 1976 and its production capacity reaches 35 million liters annually. The quality control system at First Kupazhniy Factory conforms to the international standard, ISO 9001.

The Bravo Premium distillery was the first in Russia to bottle alcoholic cocktails, beer and non-alcoholic beverages in aluminum cans. The company has been affiliated with Russian Alcohol since 2005 and became part of the CEDC Group in 2008. In recent years Bravo Premium has gone through an intensive modernization of the manufacturing process, has purchased new pouring lines, built new plant facilities and expanded its distribution network. Today, Bravo Premium is a premier facility for the production of alcoholic cocktails, with three pouring lines for cans, plastic bottles and glass containers. The factory produces such cocktails as Funky Juz, China Town and Bravo Classic. The factory is certified to be in compliance with ISO 9001.

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

Item 4.	[Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

The Company’s common stock has been traded on the NASDAQ National Market, and its successor, the NASDAQ Global Select Market, under the symbol “CEDC” since June 1999. Prior thereto it traded on the NASDAQ Small Cap Market since our initial public offering in July 1998. On September 22, 2008 the Company’s stock was added to the NASDAQ Q-50 Index. The following table sets forth the high and low bid prices for the common stock, as reported on the NASDAQ Global Select Market, for each of the Company’s fiscal quarters in 2008 and 2009. These prices represent inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

	High	Low
2008
First Quarter	$62.52	$46.50
Second Quarter	75.47	56.32
Third Quarter	77.48	28.95
Fourth Quarter	46.52	17.16
2009
First Quarter	$24.87	$5.97
Second Quarter	33.13	10.47
Third Quarter	34.70	21.92
Fourth Quarter	36.41	26.44

On February 24, 2010, the last reported sales price of our common stock was $32.75 per share.

Holders

As of February 24, 2010, there were approximately 28,891 beneficial owners and 52 shareholders of record of common stock.

Dividends

CEDC has never declared or paid any dividends on its capital stock. The Company currently intends to retain future earnings for use in the operation and expansion of its business. Future dividends, if any, will be subject to approval by the Company’s board of directors and will depend upon, among other things, the results of the Company’s operations, capital requirements, surplus, general financial condition and contractual restrictions and such other factors as the board of directors may deem relevant. In addition, the indenture for the Company’s outstanding Senior Secured Notes due in 2016 may limit the payment amount of cash dividends on its common stock to amounts calculated in accordance with a formula based upon our net income and other factors.

The Company earns the majority of its cash in non—USD currencies and any potential future dividend payments would be impacted by foreign exchange rates at that time. Additionally the ability to pay dividends may be limited by local equity requirements, therefore retained earnings are not necessarily the same as distributable earnings of the Company.

Equity Compensation Plans

The following table provides information with respect to our equity compensation plans as of December 31, 2009:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,560,624	$28.70	999,890
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,560,624	$28.70	999,890

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for the periods indicated and should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements, the notes thereto and the other financial data contained in Items 7 and 8 of this report on Form 10-K.

Statement of Operations data:	2005	2006	2007	2008	2009
Net sales	$749,415	$944,108	$1,189,822	$1,647,004	$1,507,139
Cost of goods sold	627,368	745,721	941,060	1,224,899	1,012,543

Gross profit	122,047	198,387	248,762	422,105	494,596
Sales, general and administrative expenses	70,404	106,805	130,677	223,373	278,448

Operating income	51,643	91,582	118,085	198,732	216,148
Non-operating income / (expense), net
Interest (expense), net	(15,828)	(31,750)	(35,829)	(53,447)	(80,213)
Other financial income / (expense), net	(7,678)	17,212	13,594	(132,936)	21,864
Amortization of deferred charges	—	—	—	—	(38,501)
Other income / (expense), net	(262)	1,119	(1,770)	410	824

Income before taxes, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	27,875	78,163	94,080	12,759	120,122
Income tax (expense)	(5,346)	(13,986)	(15,910)	(11,872)	(22,905)

Equity in net earnings of affiliates	—	—	—	(9,002)	(13,102)

Net income / (loss)	$22,529	$64,177	$78,170	($8,115)	$84,115

Less: Net income / (loss) attributable to noncontrolling interests in subsidiaries	2,261	8,727	1,068	3,680	2,708

Less: Net income / (loss) attributable to redeemable noncontrolling interests in Whitehall Group	—	—	—	6,803	3,078

Net income /(loss) attributable to CEDC	$20,268	$55,450	$77,102	($18,598)	$78,329

Net income / (loss) per common share,
Basic	$0.72	$1.55	$1.93	($0.42)	$1.46

Net income / (loss) per common share, diluted	$0.70	$1.53	$1.91	($0.42)	$1.45

Average number of outstanding shares of common stock at year end	28,344	35,799	39,871	44,088	53,772
Balance Sheet Data:	2005	2006	2007	2008	2009
Cash and cash equivalents	$60,745	$159,362	$87,867	$107,601	$152,177
Restricted cash	—	—	—	—	481,419
Working capital	85,950	182,268	170,913	205,712	391,877
Total assets	1,084,472	1,326,033	1,782,168	2,483,686	4,446,893
Long-term debt and capital lease obligations, less current portion	369,039	394,564	469,958	806,362	1,312,881
Stockholders’ equity	374,942	520,973	815,436	956,629	1,685,162

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.

This report contains forward-looking statements, which provide our current expectations or forecasts of future events. These forward-looking statements may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation:

•

information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth, liquidity, prospects, strategies and the industry in which the Company and its affiliates operate, as well as the integration of recent acquisitions and other investments and the effect of such acquisitions and other investments on the Company;

•	statements about the expected level of our costs and operating expenses, and about the expected composition of the Company’s revenues;

•	information about the impact of governmental regulations on the Company’s businesses;

•	statements about local and global credit markets, currency exchange rates and economic conditions;

•	other statements about the Company’s plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, the development of the industries in which we operate, and the effects of acquisitions and other investments on us may differ materially from those anticipated in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

We urge you to read and carefully consider the items of this and other reports and documents that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect our future performance and the industry in which we operate, including the risk factors described elsewhere in this Annual Report on Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur as described, or at all.

You should not unduly rely on these forward-looking statements, because they reflect our views only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect on the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements referred to above and contained elsewhere in this report.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto found elsewhere in this report.

Overview

The Company is the world’s largest vodka producer and Central and Eastern Europe’s largest integrated spirit beverages business with its primary operations in Poland, Russia and Hungary. During 2009 the Company continued its investment strategy in Russia by restructuring its purchase agreement with Lion Capital in April, 2009 and subsequently buying out the remainder of Russian Alcohol in December, 2009. As a result, the Company began to consolidate the full activities of Russian Alcohol starting from the second quarter of 2009. Additionally the Company purchased the remaining minority interests in Parliament in Russia, thus acquiring full ownership of its vodka producing assets and brands.

In connection with the completion of these investments the Company completed three capital raising initiatives comprised of two public equity offerings, with net proceeds of approximately $491 million, and a notes offering with net proceeds of approximately $930 million. The primary use of the equity proceeds was to fund the remaining buyout of Parliament and to partially fund the remaining buyout of Russian Alcohol. The proceeds from the notes offering were used to fund a portion of the buyout of Russian Alcohol, and to refinance the Company’s outstanding Senior Secured Notes due in 2012, approximately $390 million as well as the debt in place in Russian Alcohol, approximately $264 million. As a result of the notes offering the Company has extended the maturities of a significant portion of its debt to 2016 as well as settling the majority of its payment obligations to Lion Capital for the purchase of Russian Alcohol.

Significant factors affecting our consolidated results of operations

Effect of Acquisitions of Production Subsidiaries

During 2008 and 2009, the Company continued its acquisition strategy outside of Poland and Hungary with its investments into the production and importation of alcoholic beverages in Russia, completing a number of acquisitions and investments, as described below, all of which have had an impact on our consolidated results of operations beginning in the periods in which we first acquired an interest in the relevant entities.

The Parliament Acquisition

On March 11, 2008, the Company and certain of its affiliates entered into a Share Sale and Purchase Agreement and certain other agreements with White Horse Intervest Limited, a British Virgin Islands Company (“White Horse”), and certain of White Horse’s affiliates, relating to the Company’s acquisition from White Horse of 85% of the share capital of Parliament. In connection with this acquisition, the Company paid a consideration of approximately $180 million in cash and 2.2 million shares of our common stock. On September 25, 2009, we amended the Share Sale and Purchase Agreement and entered into a Minority Acquisition Share Sale and Purchase Agreement. Under the terms of the Minority Acquisition Share Sale and Purchase Agreement, we acquired the remaining 15% of the share capital of Parliament for total cash consideration of $70.2 million on September 25, 2009. Under the terms of the amendment, we were required to pay cash consideration of approximately $16.7 million. The Company paid $9.9 million of that amount on October 30, 2009 and paid the remainder on December 16, 2009.

The Whitehall Acquisition

On May 23, 2008, the Company and certain of its affiliates entered into, and closed upon, a Share Sale and Purchase Agreement and certain other agreements whereby the Company acquired shares representing 50% minus one vote of the voting power, and 75% of the economic interests in Whitehall. Whitehall is a leading importer of premium spirits and wines in Russia. The aggregate consideration paid by the Company was $200 million, paid in cash at the closing. In addition, on October 21, 2008, the Company issued 843,524 shares of its common stock to the seller. On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. As a result of the amended agreement and the payments due thereunder, the economic interest of the Company in Whitehall increased from 75% to 80%.

The Company has consolidated its investment in Whitehall as of May 23, 2008, on the basis that Whitehall is a Variable Interest Entity and the Company has been assessed as being the primary beneficiary.

In June 2009, the FASB issued ASC Topic 810, which changes how a company determines whether an entity should be consolidated. The adoption of this standard may impact the current treatment of the Whitehall Group by the Company and the Company is current assessing this treatment and potential impact on the financial statements. See “Recently Issued Accounting Pronouncements” for more detailed information on this topic.

Included within Whitehall is a 50/50 joint venture with Möet Hennessy (the “MHWH J.V.”). This joint venture is accounted for using the equity method and is recorded on the face of the balance sheet in investments which were initially recorded at fair value. The current term of the joint venture is until June 2013, at which point Möet Hennessy will have the option to acquire the remaining shares of the entity.

The Russian Alcohol Acquisition

On July 9, 2008, the Company completed an investment with Lion Capital and certain of Lion Capital’s affiliates and certain other investors, pursuant to which the Company, Lion Capital and such other investors acquired all of the outstanding equity of Russian Alcohol. In connection with that investment, the Company acquired an indirect equity stake in Russian Alcohol of approximately 42%, and Lion Capital acquired substantially all of the remainder of the equity of Russian Alcohol. The agreements governing that investment gave the Company the right to acquire, and gave Lion Capital the right to require the Company to acquire, Lion Capital’s equity stake in Russian Alcohol (the “Prior Agreement”). On April 24, 2009, the Company entered into new agreements with Lion Capital to replace the Prior Agreement, which would permit the Company, through a multi-stage equity purchase, to acquire over the next five years (including 2009) all of the equity interests in Russian Alcohol held by Lion Capital.

As a result of these agreements, the Company assessed Russian Alcohol as a variable interest entity, with the Company being the primary beneficiary. Pursuant to this change, the Company began to consolidate Russian Alcohol as of the second quarter of 2009 and recorded a non-controlling interest of 9.4%, representing equity not held by the Company or Lion Capital. From the accounting perspective, the Company treated the acquisition of Russian Alcohol equity interests held by Lion Capital as if this acquisition had happened on April 24, 2009. As of this date CEDC recorded at fair value all future payments due under these agreements as a liability. The total present value of deferred consideration as of April 24, 2009, amounted to $447.2 million and was determined using a 14.5% discount rate. The present value of the liability was amortized over the period of time ending on the date the last payment is made which was initially expected to be in 2013, with recognition of a non cash interest expense every quarter in the statement of operations. The discount amortization charge for the period from April 24, 2009 to December 31, 2009 amounted to $38.5 million.

On July 29, 2009, the Company entered into an agreement with Lion Capital pursuant to which Lion/Rally Cayman 7 L.P. (“Cayman 7”), a Cayman Exempted Limited Partnership, of which the Company holds 100% of the economic interests and is a limited partner, acquired an additional 6% indirect equity interest in Russian Alcohol from certain minority investors in Russian Alcohol in exchange for $30,000,000 in cash funded by the Company. After giving effect to this acquisition, the Company held approximately 58% of the equity interests in Russian Alcohol. In addition, on August 3, 2009, pursuant to the new agreements referenced above, the Company acquired additional indirect equity interests in Russian Alcohol giving it a total ownership interest of 59.8%.

On September 15, 2009, in connection with the Russian Alcohol acquisition, the Company entered into a Settlement Agreement with Cirey Holdings Inc. (“Cirey”), a private company domiciled in the British Virgin Islands and the ultimate controlling party of Russian Alcohol, pursuant to which (i) Cirey received $50,000,000, $17,500,000 of which was funded by the Company, (ii) the Company issued to Cirey 479,499 shares of our common stock and (iii) the Company received $32,500,000 additional limited partnership interests in Cayman 7.

On November 9, 2009, the Company entered into an agreement with Lion Capital and Kylemore International Invest Corp. (“Kylemore”), an indirect minority stockholder of Russian Alcohol, for the acquisition of Kylemore’s indirect equity interests in Russian Alcohol. On November 10, 2009, the Company issued to Kylemore 949,034 shares of our unregistered common stock, and Kylemore transferred all of its indirect equity interests in Russian Alcohol to Lion/Rally Cayman 6 (“Cayman 6”), a Cayman Islands investment vehicle through which the Company and Lion Capital own our interests in Russian Alcohol. As a result, the Company, Lion Capital and certain co-Investors indirectly owned 100% of the equity in Russian Alcohol, and its total indirect equity interest in Russian Alcohol increased to 62.25%. Pursuant to the agreement with Kylemore, on receipt of approval from the FAS and the Antimonopoly Committee of the Ukraine for CEDC’s acquisition of control over Russian Alcohol, the Company paid Kylemore $5,000,000 on January 11, 2010, and will pay further $5,000,000 on February 1, 2011. Also pursuant to this agreement, Peter Levin, one of the original owners of Russian Alcohol, will continue to be involved in the Russian Alcohol’s business as a non-executive member of the Operating Board of Russian Alcohol and as Chairman of the Board of our Topaz distillery.

On December 9, 2009 the Company accelerated the terms set up in the Lion Option Agreement and the Co-Investor Option Agreement, each dated April 24, 2009, and completed the Lion Option and the Co-Investor Option, respectively, thereby purchasing the remaining indirect equity interests in Cayman 6, less the sole voting share of Cayman 6, comprising the remaining equity interest in Russian Alcohol that was not owned by the Company, from affiliates of Lion Capital.

In consideration of the Co-Investor Option, the Company made cash payments of $131,800,000 and €23,650,000 to Lion Capital. In consideration of the Lion Option, the Company (1) made cash payments of $184,347,666 and €105,839,852 to Lion Capital; (2) deposited in an escrow account the amount of $23,991,072 and €51,315,337, which was released and paid to Lion Capital on January 11, 2010 upon receiving of antimonopoly clearances for the acquisition from the FAS and the Antimonopoly Committee of the Ukraine; and (3) paid to Lion Capital the additional amounts of (a) $2,375,354 and €5,080,727 on the Escrow Release Date and (b) undertook to pay $10,689,092 and €22,863,269 on June 1, 2010, or at the election of Lion Capital, on any earlier date between April 20, 2010 and June 1, 2010. The Company used a portion of the proceeds from the offering of its common stock, completed November 18, 2009, and the offering of its Senior Secured Notes due 2016, completed December 2, 2009, in order to fund such cash payments.

On January 20, 2010, after the receipt of antimonopoly clearances for the acquisition from the FAS and the Antimonopoly Committee of the Ukraine, the Company purchased the sole voting share of Cayman 6 from an affiliate of Lion Capital and thereby acquired control of Russian Alcohol. The Company began consolidating all profit and loss results for Russian Alcohol beginning April 1, 2009.

During 2009 and continuing this year, we have been active in integrating the production companies into our Group. The acquisition and integration of these businesses into our operations have had a significant effect on our results of operations. As discussed below, these acquisitions have impacted our net sales, cost of goods sold, operating profit and equity earnings from affiliates.

Effect of Debt Refinancing

In December 2009, the Company issued new euro and U.S. dollar Senior Secured Notes due in 2016 with net proceeds of approximately $930 million. Of these proceeds approximately $380.4 million was used to redeem our previously outstanding Senior Secured Notes due in 2012. Notice of redemption was given in December, 2009 and the proceeds were funded to the trustee, however the actual repayment of the notes did not take place until January, 2010. Therefore, as at December 31, 2009, the full amounts of the Senior Secured Notes due 2012 remained as a short term liability and the cash funded to the trustee was on the balance as restricted cash. Additionally as a result of this the Company recognized interest expense in December, 2009 for both the new and old note issuances.

In the process of refinancing the debt of Russian Alcohol through the proceeds of the 2016 Notes, the Company recognized a one-time charge of approximately $13.9 million related to the write-off of capitalized financing cost and net charge of $3 million related to the closure of hedges associated with the prior financing. These charges are reflected in Other Financial Expenses.

As these notes were funded in U.S. dollars and euro’s and lent to Polish zloty and Russian ruble reporting entities, the Company is exposed to exchange rate movements as described in the following section.

Effect of Exchange Rate and Interest Rate Fluctuations

Substantially all of Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the statement of operations is by the movement of the average exchange rate used to restate the statement of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statement of operations relate only to realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint.

Because the Company’s reporting currency is the U.S. dollar, the translation effects of fluctuations in the exchange rate of our functional currencies have impacted the Company’s financial condition and results of operations and have affected the comparability of our results between financial periods.

The Company also has borrowings including its Senior Secured Notes due 2012, Convertible Notes due 2013 and Senior Secured Notes 2016 that are denominated in U.S. dollars and euro’s, which have been lent to its operations where the functional currency is the Polish zloty and Russian ruble. The effect of having debt denominated in currencies other than the Company’s functional currencies is to increase or decrease the value of the Company’s liabilities on that debt in terms of the Company’s functional currencies when those functional currencies depreciate or appreciate in value, respectively. As a result of this, the Company is exposed to gains and losses on the re-measurement of these liabilities. The table below summarizes the pre-tax impact of a one percent movement in each of the exchange rate which could result in a significant impact in the results of the Company’s operations.

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€625 million or approximately $901 million	$9 million gain/loss

The table above includes €245 million for the Senior Secured Notes that were redeemed on January 4, 2010, thus there will not be any foreign exchange impact from them after this date.

Twelve months ended December 31, 2009 compared to twelve months ended December 31, 2008

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Year ended December 31,
	2009	2008
Sales	$2,197,542	$2,136,570
Excise taxes	(690,403)	(489,566)
Net Sales	1,507,139	1,647,004
Cost of goods sold	1,012,543	1,224,899

Gross Profit	494,596	422,105

Operating expenses	278,448	223,373

Operating Income	216,148	198,732

Non operating income / (expense), net
Interest (expense), net	(80,213)	(53,447)
Other financial income / (expense), net	21,864	(132,936)
Amortization of deferred charges	(38,501)	—
Other non operating income, net	824	410

Income before taxes, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	120,122	12,759

Income tax expense	(22,905)	(11,872)
Equity in net earnings of affiliates	(13,102)	(9,002)

Net income / (loss)	$84,115	($8,115)

Less: Net income attributable to noncontrolling interests in subsidiaries	2,708	3,680
Less: Net income attributable to redeemable noncontrolling interests in Whitehall Group	3,078	6,803
Net income /(loss) attributable to CEDC	$78,329	($18,598)

Net income / (loss) per share of common stock, basic	$1.46	($0.42)

Net income / (loss) per share of common stock, diluted	$1.45	($0.42)

Net Sales

Net sales represents total sales net of all customer rebates, excise tax on production and imports, and value added tax. Total net sales decreased by approximately 8.5%, or $139.9 million, from $1,647.0 million for the twelve months ended December 31, 2008 to $1,507.1 million for the twelve months ended December 31, 2009. This decrease in sales is due to the following factors:

Net Sales for twelve months ended December 31, 2008	$1,647,004
Increase from acquisitions	357,531
Sales reduction in Polish distribution	(153,991)
Other business sales change	5,015
Impact of foreign exchange rates	(348,420)

Net sales for twelve months ended December 31, 2009	$1,507,139

Factors impacting our business sales for the twelve months ending December 31, 2009 include the decline in the Polish distribution business which was impacted by our program of reducing our wholesaling of lower margin SKUs, primarily beer, the shifting of consumers purchasing to larger retail outlets and lower depletions during the first quarter of 2009 as a result of higher inventory levels in the market in Poland at the beginning of the quarter. These higher inventory levels in the market at the beginning of the year, which impacted primarily the first quarter of 2009, were driven by the nine percent excise tax increase in Poland on December 31, 2008 which prompted customers to purchase additional product prior to December 31, 2008 at the lower excise tax.

Based upon average exchange rates for the twelve months ended December 31, 2009 and December 31, 2008, our functional currencies meaning primarily Polish zloty and Russian ruble depreciated against the U.S. dollar, by approximately 30% and 28% respectively. This resulted in a decrease of $348.4 million of sales in U.S. dollar terms. These decreases were partially offset by the consolidation of net sales of Russian Alcohol.

Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Revenues Twelve months ended December 31,
	2009	2008
Segment
Poland	$892,121	$1,305,629
Russia	578,433	297,892
Hungary	36,585	43,483

Total Net Sales	$1,507,139	$1,647,004

Gross Profit

Total gross profit increased by approximately 17.2%, or $72.5 million, to $494.6 million for the twelve months ended December 31, 2009, from $422.1 million for the twelve months ended December 31, 2008, reflecting the increase in gross profit margins percentage in the twelve months ended December 31, 2009. Gross margin increased from 25.6% of net sales for the twelve months ended December 31, 2008 to 32.8% of net sales for the twelve months ended December 31, 2009. The primary factor resulting in the improved margin was the full year inclusion of the newly acquired businesses in Russia, Parliament and Whitehall, as well as the first time consolidation of the results of Russian Alcohol, which, as producers and importers, operate on a higher gross profit margin than the Polish business, which is significantly impacted by lower margin distribution operations.

Operating Expenses

Operating expenses as a percent of net sales increased from 13.6% for the twelve months ended December 31, 2008 to 18.5% for the twelve months ended December 31, 2009. Total operating expenses increased by approximately 24.6%, or $55.0 million, from $223.4 million for the twelve months ended December 31, 2008 to $278.4 million for the twelve months ended December 31, 2009. Approximately $114.6 million of this increase resulted from the effects of the acquisition of Russian Alcohol in July 2008. Approximately $19.9 million resulted from the lower operating costs in our existing business, which include certain one off transaction related gains and losses described below. The depreciation of the functional currencies against the U.S. dollar resulted in a $49.9 million reduction in our operating expenses for the twelve months ended December 31, 2009 as compared to the same period in the prior year.

Operating expenses for twelve months ended December 31, 2008	$223,373
Increase from acquisitions	124,908
Decrease from existing business growth	(19,909)
Impact of foreign exchange rates	(49,924)

Operating expenses for twelve months ended December 31, 2009	$278,448

The table below sets forth the items of operating expenses.

	Twelve Months Ended December 31,
	2009	2008
	($ in thousands)
S,G&A	$221,560	$168,584
Marketing	46,534	43,954
Depreciation and amortization	10,354	10,835

Total operating expense	$278,448	$223,373

S,G&A increased by approximately 31.4%, or $53.0 million, from $168.6 million for the twelve months ended December 31, 2008 to $221.6 million for the twelve months ended December 31, 2009. Approximately $100.0 million of this increase resulted primarily from the consolidation of the results of Russian Alcohol and the remainder of the increase resulted primarily from the growth of the business, which increases were offset by the depreciation of the Polish zloty against the U.S. dollar.

Included in S,G&A are certain one off gains and losses including, a one-time gain in the twelve month period ended December 31, 2009, amounting to $225.6 million in operating income based on the re-measurement of previously held equity interests in Russian Alcohol to fair value, which was partially offset by certain one-ff charges including a $162.0 one off charge related to non amortized discount of deferred consideration resulting from accelerated buyout of Lion Capital’s interest in Russian Alcohol, a $15.0 million post closing cash settlement made to the original sellers for the Russia Alcohol Group, an impairment charge of $20.3 million related to the Company’s trademarks , as well as legal and advisory fees related to acquisitions.

Depreciation and amortization decreased by approximately 3.7%, or $ 0.4 million, from $10.8 million for the twelve months ended December 31, 2008 to $10.4 million for the twelve months ended December 31, 2009 due to the impact of foreign exchange translation.

Operating Income

Total operating income increased by approximately 8.8%, or $17.4 million, from $198.7 million for the twelve months ended December 31, 2008 to $216.1 million for the twelve months ended December 31, 2009. This increase resulted primarily from the consolidation of the results of Russian Alcohol, from which the Company recognized a one-time gain in the twelve month period ended December 31, 2009, amounting to $225.6 million in operating income based on the re-measurement of previously held equity interests in Russian Alcohol to fair value, which was partially offset by $162.0 of one off charge related to non amortized discount of deferred consideration resulting from accelerated buyout of Lion’s interest in Russian Alcohol, a $15 million post closing cash settlement made to the original sellers for Russian Alcohol and an impairment charge of $20.3 million related to the Company’s trademarks.

	Operating Profit Twelve months ended December 31,
	2009	2008
Segment
Poland	$107,987	$124,920
Russia	110,363	73,374
Hungary	6,149	7,641
Corporate Overhead
General corporate overhead	(4,570)	(3,353)
Option Expense	(3,781)	(3,850)

Total Operating Profit	$216,148	$198,732

Operating profit in Poland as a percent of net sales was 12.1% for the twelve months ended December 31, 2009 as comparing to 9.6% in the same period in 2008. However this includes certain one off transaction related gains and losses as described above related to the acquisition of Russian Alcohol. These items impacted the Polish Segment as a Polish subsidiary was the parent company for the Russian Alcohol acquisition. Excluding the impact of these items the operating profit in Poland as a percent of net sales was 8.9% for the twelve months ended December 31, 2009, as compared to 9.6% in 2008. This reduction is primarily driven by lower margins in our distribution business as well as having lower distribution sales going through the fixed assets cost base.

The operating profit margin as a percent of net sales in Russia declined from 24.6% for the twelve months ended December 31, 2008 to 19.1% for the twelve months ended December 31, 2009, reflecting the impact of the consolidation of Russian Alcohol. Russian Alcohol operates primarily in the mainstream segment as compared to Parliament which is a sub-premium vodka and has sales of ready to drink alcoholic beverages (long drinks) which operate on a lower margin than vodka’s. Additionally the import products from Whitehall were impacted by higher purchase prices due to the impact of the devaluation of the Russian ruble.

In Hungary there was a decline in operating profit as a percent of net sales from 17.6% for the twelve months ended December 31, 2008 to 16.8% for the twelve months ended December 31, 2009. This decline was due primarily to higher local currency import costs in the first quarter of 2009 as the Hungarian business sales constitute only imported spirits which have prices denominated primarily in euro.

Non Operating Income and Expenses

Total interest expense increased by approximately 50.2%, or $26.8 million, from $53.4 million for the twelve months ended December 31, 2008 to $80.2 million for the twelve months ended December 31, 2009. This increase resulted from the consolidation of the financial results of Russian Alcohol commencing in the second quarter of 2009 and additional borrowings to finance the investment in Russian Alcohol in July 2008.

The Company recognized $21.9 million of other financial income in the twelve months ended December 31, 2009, as compared to $132.9 million of losses for the twelve months ended December 31, 2008. This change is primarily related to the impact of movements in exchange rates on our USD and EUR denominated acquisition financing, as well as from the bank charges related to early repayment of debt by Russian Alcohol that was subsequently refinanced from Senior Secured Notes due 2016 proceedings as costs of closing of hedges associated to this bank debt. The total impact of these transactions amounted to $16.9 million.

The present value of the deferred consideration related to acquisition in Russian Alcohol was amortized over the period of time up to December 8, 2009 when the Company accelerated the terms set up on the Option Agreement dated April 24, 2009 and purchased the remaining equity interest in Russian Alcohol that was not owned by the Company. Up to this date the Company was recognizing a non cash interest expense every quarter in the statement of operations. The discount amortization charge for the twelve month period ended December 31, 2009 amounted to $38.5 million.

Other non operating items for the twelve months ended December 31, 2009 show net income of $0.8 million in comparison to gains of $0.4 million in the twelve months ended December 31, 2008.

Income Tax

Our effective tax rate for the twelve months ending December 31, 2009 was 19.1%, which is mainly driven by the blended statutory tax rates rate of 19% in Poland and 20% in Russia.

Non-controlling Interests and Equity in Net Earnings

Minority interest for the twelve months ending December 31, 2009 represents non-controlling interests held by third parties, consisting primarily of a 20% minority interest in Whitehall, a 15% interest in Parliament prior to September 25, 2009 (when we acquired that minority stake) and approximately $2.5 million of minority interest related to certain minority shareholders of Russian Alcohol, whose full stake was purchased by the Company in December, 2009.

Equity in net earnings for the twelve months ending December 31, 2009 include CEDC’s proportional share of net loss from its investments accounted for under the equity method. This includes $17.7 million of losses from the investment in Russian Alcohol for the first quarter 2009, primarily due to the devaluation of Russian ruble against U.S. dollar, while this investment was accounted for using the equity method, which was partially offset by $4.6 million of gain from the investment in the MHWH J.V. for the twelve months ended December 31, 2009.

Twelve months ended December 31, 2008 compared to twelve months ended December 31, 2007

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Twelve months ended December 31,
	2008	2007
Sales	$2,136,570	$1,483,344
Excise taxes	(489,566)	(293,522)
Net Sales	1,647,004	1,189,822
Cost of goods sold	1,224,899	941,060

Gross Profit	422,105	248,762

Operating expenses	223,373	130,677

Operating Income	198,732	118,085

Non operating income / (expense), net
Interest (expense), net	(53,447)	(35,829)
Other financial (expense), net	(132,936)	13,594
Other non operating income / (expense), net	410	(1,770)

Income before taxes, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	12,759	94,080

Income tax (expense)	(11,872)	(15,910)
Equity in net earnings of affiliates	(9,002)	—

Net income / (loss)	($8,115)	$78,170

Less: Net income / (loss) attributable to noncontrolling interests in subsidiaries	3,680	1,068
Less: Net income / (loss) attributable to redeemable noncontrolling interests in Whitehall Group	6,803	—

Net income /(loss) attributable to CEDC	($18,598)	$77,102

Net income / (loss) per share of common stock, basic	($0.42)	$1.93

Net income / (loss) per share of common stock, diluted	($0.42)	$1.91

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

As a result of our recent acquisitions in Russia, we have moved to a segmental approach to our business split by our primary geographic locations of operations, Poland, Russia and Hungary. Included in the sales growth from acquisitions of $346.8 million was $297.9 million of sales related to the newly acquired Russian businesses of Parliament and Whitehall, which is reflected in the Segment entitled “Russia” in the below table.

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

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debt. Total operating expenses increased by approximately 70.9%, or $92.7 million, from $130.7 million for the twelve months ended December 31, 2007 to $223.4 million for the twelve months ended December 31, 2008. Approximately $31.4 million of this increase resulted from the effects of the acquisition of Parliament in March 2008, approximately $24.9 million of this increase resulted from the effects of the acquisition of Whitehall, approximately $5.5 million of this increase resulted from the effects of the acquisition of PHS completed in September 2007 and the remainder of the increase resulted primarily from the growth of the business and the impact of foreign exchange expenses as detailed below.

Operating expenses for twelve months ended December 31, 2007	$130,677
Increase from acquisitions	61,797
Increase from existing business growth	10,322
Impact of foreign exchange rates	20,577

Operating expenses for twelve months ended December 31, 2008	$223,373

The table below sets forth the items of operating expenses.

	Twelve Months Ended December 31,
	2008	2007
	($ in thousands)
S,G&A	$168,584	$106,401
Marketing	43,954	16,937
Depreciation and amortization	10,835	7,339

Total operating expense	$223,373	$130,677

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

Income Tax

Our effective tax rate for the twelve months ending December 31, 2008 was 93.0%, which was driven by a combination of the blended statutory tax rates in the tax jurisdictions in which we operate, as well as a true up of our deferred tax asset. The Company has taken an additional non-cash provisions for tax loss carry forwards in the Carey Agri subsidiary. Due to the level of foreign exchange losses incurred in 2008 as described above, management has determined that a portion of prior period tax losses will not be utilized in the future. As of December 31, 2008, the Company has provided for approximately $7 million, or 50%, of the available tax loss carry forwards in its Carey Agri subsidiary. Effective January 1, 2009, the statutory tax rate in Russia has been reduced from 24% to 20%.

Non-controlling Interests and Equity in Net Earnings

Non-controlling interest for the twelve months ending December 31, 2008 relates primarily to minority stakes of 25% in Whitehall Group and 15% in Parliament.

Equity in net earnings for the twelve months ending December 31, 2008 include CEDC’s proportional share of net income from its investments accounted for under the equity method. This includes $8.5 million of income from the investment in the MHWH J.V. and $17.5 million of losses from the investment in Russian Alcohol. Included in the results of Russian Alcohol were non cash foreign exchange losses related to the revaluation of debt instruments denominated in U.S. dollars.

Non Operating Income and Expenses

Total interest expense increased by approximately 49.2%, or $17.6 million, from $35.8 million for the twelve months ended December 31, 2007 to $53.4 million for the twelve months ended December 31, 2008. This increase resulted from a combination of additional borrowings to finance the purchase of Russian Alcohol shares completed in July 2008, the issuance of our Convertible Senior Notes to finance the Parliament acquisition and the Whitehall acquisition and increased interest rates in 2008 as compared to 2007.

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

Statement of Liquidity and Capital Resources

During the periods under review, the Company’s primary sources of liquidity were cash flows generated from operations, credit facilities, equity offerings, the Convertible Senior Notes offering, the 2009 Senior Secured Notes offering and proceeds from options exercised. The Company’s primary uses of cash were to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The following table sets forth selected information concerning the Company’s consolidated cash flow during the periods indicated.

	Twelve months ended December 31, 2009	Twelve months ended December 31, 2008	Twelve months ended December 31, 2007
	($ in thousands)
Cash flow from operating activities	92,961	72,196	23,084
Cash flow used in investing activities	(1,069,745)	(667,928)	(159,122)
Cash flow from financing activities	991,417	646,210	56,923

Fiscal year 2009 cash flow

Net cash flow from operating activities

Net cash flow from operating activities represents net cash flow from operations and interest. Net cash provided by operating activities for the twelve months ended December 31, 2009 was $93.0 million as compared to $72.2 million for the twelve months ended December 31, 2008. Working capital movements contributed $11.9 million of cash inflows for the twelve months ended December 31, 2009 as compared to $64.0 million of cash outflow for the twelve months ended December 31, 2008. As the Company experienced lower organic growth rates in 2009 as compared to 2008, due to the global economic crisis, the business was able to reduce working capital requirements thus improving cash flows from working capital movements.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to complete our investments in entities that were not fully owned, acquire fixed assets, deposit the cash required to fund our 2012 Senior Secured Notes redemption, and pay the substantial majority of deferred payment for Russian Alcohol. For the twelve months ended December 31, 2009, $573.5 million was used to complete the remaining purchase in Parliament and Russian Alcohol. Of this approximately $93.4 million was used to fund the remaining minority buy out of Parliament Group and $455.6 million was paid for the remaining interest of Russian Alcohol, with $110 million deferred until final anti-trust approval was obtained in January 2010 and $45 million, payable in cash or shares, deferred until April, 2010 at the earliest. Of the $110.5 million, $101.0 million was funded into escrow and is shown in the cash outflow for changes in restricted cash. The remaining cash outflow in restricted cash of $380.5 million related to depositing with the trustee the amounts necessary to fund the early redemption of our 2012 Senior Secured Notes, which took place in January 2010.

Net cash flow from financing activities

Net cash flow from financing activities primarily represents cash inflows from borrowings under credit facilities, and offerings of debt and equity issuances, as well as cash used for servicing indebtedness. Net cash provided by financing activities for the twelve months ending December 31, 2009 was $991.4 million as compared to $646.2 million for the twelve months ending December 31, 2008. The primary sources of cash flow from financing activities were two public equity offerings completed in July and November 2009, raising net proceeds of $491.0 million as well as the issuance of new Senior Secured Notes due 2016 raising net proceeds of $929.6 million. Offsetting these cash inflows was the repayment of debt, primarily the debt of Russian Alcohol of $35.0 million and $251.0 million for short and long term portions of this debt respectively. Additional amounts include the payment of pre-acquisition tax penalties of Russian Alcohol, which is to be reimbursed by the sellers and has been netted off with loans from the sellers.

Fiscal year 2008 cash flow

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Net cash provided by operating activities for the twelve months ended December 31, 2008 was $72.2 million as compared to $23.1 million for the twelve months ended December 31, 2007. The primary drivers for the change were overall growth in the business and improved working capital management. Working capital movements utilized $64.0 million of cash outflows for the twelve months ended December 31, 2008 as compared to $72.1 million of cash outflows for the twelve months ended December 31, 2007. Also included in working capital movements was a significant utilization of cash flow from the Parliament entities acquired in Russia which were newly formed legal entities with no receivables, inventory and accounts payable balances as of acquisition date. Therefore approximately $27 million was funded into the business during the 12 months ending December 31, 2008 in order to build up a normalized working capital base. Adding back the funding provided to Parliament of $27 million, our adjusted cash flow from operations would have been $99.2 million. Additionally the company acquired 75% of the economic interest in the Whitehall Group in May 2008. Furthermore the first quarter of the year traditionally is the highest cash flow generation period and the last quarter traditionally is the highest cash utilization period. Therefore, in 2008 the Company experienced the higher cash utilization in the fourth quarter in connection with its Russian acquisitions, but not the higher cash generation in the first quarter.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets as well as proceeds from sales of fixed assets. Net cash used in investing activities for the twelve months ended December 31, 2008 was $667.9 million as compared to $159.1 million for the twelve months ended December 31, 2007. The primary cash outflows from investing activities for the twelve months ended December 31, 2008 were the cash consideration and expenses related to the Parliament, Whitehall and Russian Alcohol acquisitions and the acquisition of $103.5 million in subordinated exchangeable notes in connection with the investment in Russian Alcohol.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash provided by financing activities was $646.2 million for the twelve months ended December 31, 2008 as compared to $56.9 million for the twelve months ended December 31, 2007. The primary source of cash from financing activities was the Company’s offering of $310 million of Convertible Secured Notes to fund the Parliament and Whitehall acquisition, which resulted in net proceeds of $304.4 million, and the proceeds from the common equity offering of $233.8 million, which were used to fund the investment in Russian Alcohol, completed in July 2008.

The Company’s Future Liquidity and Capital Resources

Financing Arrangements

Bank Facilities

As of December 31, 2009, $49.8 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

As of December 31, 2009, the Company had utilized approximately $84.2 million of a multipurpose credit line agreement in connection with the 2007 tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok. The Company’s obligations under the credit line agreement are guaranteed through promissory notes issued by certain subsidiaries of the Company and are secured by 33.95% of the share capital of Polmos Bialystok. The indebtedness under the credit line agreement of $63.2 million matures on February 24, 2011 and of $21.0 million on August 11, 2010.

On April 24, 2008, the Company signed a credit agreement with Bank Zachodni WBK SA in Poland to provide up to $50 million of financing to be used to finance a portion of the Parliament and Whitehall acquisition, as well as general working capital needs of the Company. The agreement provides for a $30 million five year amortizing term facility and a one year $20 million short term facility with annual renewal. In the second quarter of 2009 this facility was converted into Polish zloty. The maturity of term loan was extended to May 2013 and the maturity of the short term facility was extended to May 2010. The loan is guaranteed by the Company, Bols Sp. z o.o, a wholly owned subsidiary of the Company (“Bols”) and certain other subsidiaries of the Company, and is secured by all of the capital stock of Bols and 60% of the capital stock of Parliament.

On July 2, 2008, the Company entered into a Facility Agreement with Bank Handlowy w Warszawie S.A., which provided for a term loan facility of $40 million, of which $33.3 million was outstanding as at December 31, 2009. The term loan matures on July 4, 2011 and is guaranteed by CEDC, Carey Agri and certain other subsidiaries of the Company and is secured by all of the shares of capital stock of Carey Agri and subsequently will be further secured by shares of capital stock in certain other subsidiaries of CEDC.

The Company obtained all required waivers from its banks in connection with the Senior Secured Notes due 2016 offering.

Senior Secured Notes due 2012

In connection with the Bols and Polmos Bialystok acquisitions, on July 25, 2005 the Company completed the issuance of €325 million 8% Senior Secured Notes due 2012 (the “2012 Notes”), of which approximately €245 million remained payable as of December 31, 2009. Interest was due semi-annually on the 25th of January and July, and the 2012 Notes are guaranteed on a senior basis by certain of the Company’s subsidiaries.

On December 2, 2009, the Company issued a notice of redemption for the remaining outstanding portion of 2012 Notes and deposited €263.9 million (approximately US$380.4 million) of cash that we received upon the issuance of new Senior Secured Notes due 2016 (described below), representing the redemption price, call premium plus all interest that will be payable on the settlement date, in an account with the trustee for the 2012 Notes. In connection with the notice of redemption and deposit, the indenture governing the 2012 Notes was discharged. Although this discharge removes substantially all of the restrictions imposed by that indenture and makes the likelihood that further payments will be required of us with respect to the 2012 Notes remote, we concluded that it did not meet the definition of “legally released” in paragraph 16(b) of FAS 140 (ASC 405-20-40-1(b)) and therefore we will not recognize the extinguishment of the remaining liability until January 4, 2010. Additionally the cash on deposit was recorded as Restricted Cash on the balance sheet as of December 31, 2009. On January 4, 2010, the final redemption for these 2012 Notes was completed and all funds were remitted to the noteholders, discharging the Company of all remaining obligations.

Senior Secured Notes due 2016

On December 2, 2009, the Company issued and sold $380 million 9.125% Senior Secured Notes due 2016 and €380 million 8.875% Senior Secured Notes due 2016 (the “2016 Notes”) in an offering to institutional investors that was not required to be registered with the SEC. The Company used a portion of the net proceeds from the 2016 Notes to redeem the Company’s outstanding 2012 Notes, having an aggregate principal amount of €245,440,000 on January 4, 2010. The remainder of the net proceeds from the 2016 Notes was used to (i) purchase Lion Capital’s remaining equity interest in Russian Alcohol by exercising the Lion Option and the Co-Investor Option, pursuant to the terms and conditions of the Lion Option Agreement and the Co-Investor Option Agreement, respectively (ii) repay all amounts outstanding under the Russian Alcohol credit facilities; and (iii) repay certain other indebtedness.

The 2016 Notes are guaranteed on a senior basis by certain of the Company’s subsidiaries. We are required to ensure that subsidiaries representing at least 85% of our consolidated EBITDA, as defined in the indenture, guarantee the notes. The notes are secured, directly or indirectly, by a variety of our and our subsidiary’s assets, including shares of the issuer of the notes and subsidiaries in Poland, Cypress, Russia, the Netherlands, Cayman Islands and Luxembourg, certain intercompany loans made by the issuer of the notes and our Russian finance company in connection with the issuance of the notes, trademarks related to the Soplica brand registered in Poland and the European Union trademarks in the Parliament brand registered in Germany, and bank accounts over US$5.0 million. We are also required to use our reasonable best efforts to provide mortgages over our Polmos and Bols production plants and the Russian Alcohol Siberian and Topaz Distilleries within specified time frames. The indenture governing the 2016 Notes contains certain restrictive covenants, including covenants limiting the Company’s ability to: incur or guarantee additional debt; make certain restricted payments; transfer or sell assets; enter into transactions with affiliates; create certain liens; create restrictions on the ability of restricted subsidiaries to pay dividends or other payments; issue guarantees of indebtedness by restricted subsidiaries; enter into sale and leaseback transactions; merge, consolidate, amalgamate or combine with other entities; designate restricted subsidiaries as unrestricted subsidiaries; and engage in any business other than a permitted business.

The 2016 Notes are secured, directly or indirectly, by a variety of our and our subsidiary’s assets, including shares of the issuer of the notes and subsidiaries in Poland, Cyprus, Hungary, Russia, the Netherlands, Cayman Islands, Luxembourg and Delaware, certain intercompany loans made by the issuer of the 2016 Notes and further intercompany loans from the proceeds of the issuance of the 2016 Notes, trademarks related to the Soplica brand registered in Poland and the European Union, trademarks in the Parliament brand registered in Germany, bank accounts over US$5.0 million in cash balances and mortgages over our Polmos Bialystok and Bols production plants in Poland. We are also required to use our reasonable best efforts to provide mortgages over our Russian Alcohol Siberian and Tula Distilleries within specified time frames.

Convertible Senior Notes

On March 7, 2008, the Company completed the issuance of $310 million aggregate principal amount of 3% Convertible Senior Notes due 2013 (the “Convertible Notes”). Interest is due semi-annually on the 15th of March and September, beginning on September 15, 2008. The Convertible Notes are convertible in certain circumstances into cash and, if applicable, shares of our common stock, based on an initial conversion rate of 14.7113 shares per $1,000 principle amount, subject to certain adjustments. Upon conversion of the notes, the Company will deliver cash up to the aggregate principle amount of the notes to be converted and, at the election of the Company, cash and/or shares of common stock in respect to the remainder, if any, of the conversion obligation. The proceeds from the Convertible Notes were used to fund the cash portions of the acquisitions of Parliament and Whitehall.

Equity Issuances

On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller under a share price guarantee in the original Stock Purchase Agreement. Pursuant to the terms of this amendment, the Company issued to the seller 2,100,000 shares of its common stock, made certain cash payments to the seller, and is obligated to make certain other cash payments to the seller in the future, all as described under “The Company’s Future Liquidity and Capital Resources,” below.

On July 24, 2009, the Company consummated the offer and sale of 9,185,000 shares of the Company’s common stock (including over-allotment shares in a public offering), of which 7,685,000 shares were issued and sold by the Company. The Company received $179.6 million from the offering after deducting underwriting discounts and estimated offering expenses payable by the Company.

On September 2, 2009, the Company filed a prospectus supplement with the SEC pursuant to a Registration Statement on Form S-3 registering for resale 540,873 shares of the Company’s common stock issued to Cayman 5 in connection with the Russian Alcohol acquisition.

On September 15, 2009, the Company issued to Cirey Holdings, in connection with the Russian Alcohol acquisition, 479,499 shares of the Company’s common stock as earn-out payment.

On November 10, 2009, the Company issued to Kylemore 949,034 shares of the Company’s common stock in exchange for the remaining indirect equity interest in Russian Alcohol that was not held by Lion Capital or CEDC, or approximately 3.76% of the equity ownership of Russian Alcohol.

On November 24, 2009 the Company consummated an offer and sale of an aggregate of 10,250,000 shares of the Company’s common stock, at a price of $31.00 per share. The Company received $308 million from the offering after underwriting discounts and estimated offering expenses payable by the Company.

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

Russian Alcohol Group Acquisition

On January 20, 2010, after the receipt of antimonopoly clearances for the acquisition from the Russian Federal Antimonopoly Commission, the Antimonopoly Committee of the Ukraine, the Company purchased the sole voting share of Lion/Rally Cayman 6 (“Cayman 6”) from an affiliate of Lion Capital and thereby acquired control of Russian Alcohol. The company also paid $110 million in January, 2010, to Lion Capital by releasing $100 million from escrow, which is included in the restricted cash payment on the balance sheet as of December 31, 2009 and paid up the remaining $10 million from cash. The Company still has an obligation to make the last remaining payment to Lion in April, 2010 of $45 million, which can be payable in cash or CEDC shares.

Capital Expenditure

Our net capital expenditure on tangible fixed assets for the twelve months ending December 31, 2009, 2008, and 2007 was $14.8 million, $15.6 million and $23.1 million, respectively. Capital expenditures during the twelve months ended December 31, 2009 were used primarily for production equipment and fleet. Capital expenditures during the twelve months ended December 31, 2008 were used primarily for production equipment and fleet. Capital expenditures during the twelve months ended December 31, 2007 were used primarily for investments in rectification of approximately $16 million, as well as fleet, information systems and plant maintenance.

We have estimated that maintenance capital expenditure for 2010, 2011 and 2012 for our existing business combined with our acquired businesses will be approximately $10.0 to $15.0 million per year. Future capital expenditure is expected to be used for our continued investment in information technology, trucks, and routine improvements to production facilities. Pursuant to our acquisition of Polmos Bialystok, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish zloty (approximately $27.2 million based on year end exchange rate) during the five years after the consummation of the acquisition. As of December 31, 2009 the company has completed 91.7% of these investment commitments.

A substantial portion of these future capital expenditure amounts are discretionary, and we may adjust spending in any period according to our needs. We currently intend to finance all of our capital expenditure through cash generated from operating activities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(unaudited) ($ in thousands)
Long-term debt obligations	$1,311,511	$—	$96,427	$305,789	$909,295
Interest on long-term debt	628,048	100,393	191,679	176,338	159,638
Short-term debt obligations	483,209	483,209	—	—	—
Interest on short-term debt	26,588	26,588	—	—	—
Deferred payments related to acquisitions	160,880	160,880	—	—	—
Operating leases	48,399	13,815	17,383	17,201	—
Capital leases	3,095	1,724	1,371	—	—
Contracts with suppliers	5,362	4,385	961	16	—

Total	$2,667,092	$790,994	$307,821	$499,344	$1,068,933

Approximately $380 million of the $483.2 million of short term debt obligations were fully repaid on January 4, 2010 as part of the redemption of the Senior Secured Notes due in 2012.

Effects of Inflation and Foreign Currency Movements

Actual inflation in Poland was 3.5% in 2009, compared to inflation of 4.2% in 2008. In Russia and Hungary respectively, the actual inflation for 2009 was at 8.8% and 5.6%, compared to actual inflation of 13.3% and 6.8% in 2008.

Substantially all of Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the statement of operations is by the movement of the average exchange rate used to restate the statement of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statement of operations relate only to realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint.

The average zloty/dollar and ruble/dollar exchange rates used to create our statement of operations depreciated by approximately 30% and 28% respectively. The actual year end zloty/dollar and ruble/dollar exchange rates used to create our balance sheet appreciated by approximately 4% and 2% as compared to December 31, 2008 respectively. Should this trend continue, our results of operations may be positively impacted due to a increase in revenue in U.S. dollar terms from the currency translation effects of that appreciation. This may be partially offset by a similar increase in costs in U.S. dollar terms. Conversely if the trend reverses our results of operations may be negatively impacted due to a decrease in revenue in U.S. dollar terms from the currency translation effects of that depreciation.

The Company has borrowings including its Senior Secured Notes due 2012, Convertible Notes due 2013 and Senior Secured Notes due 2016 that are denominated in U.S. dollars and euros, which have been lent to its operations where the functional currency is the Polish zloty and Russian ruble. The effect of having debt denominated in currencies other than the Company’s functional currencies is to increase or decrease the value of the Company’s liabilities on that debt in terms of the Company’s functional currencies when those functional currencies depreciate or appreciate in value respectively. As a result of this, the Company is exposed to gains and losses on the re-measurement of these liabilities. The table below summarizes the pre-tax impact of a one percent movement in each of the exchange rate which could result in a significant impact in the results of the Company’s operations.

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€625 million or approximately $901 million	$9 million gain/loss

The table above includes €245 million for the Senior Secured Notes due in 2012 that were redeemed on January 4, 2010, thus there will not be any foreign exchange impact from them after this date.

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

Sales are stated net of sales tax (VAT) and reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional listing fees and advertising allowances, cash discounts and rebates. Net sales revenue includes excise tax except in the case where the sales are made from the production unit or related to imported goods, in which case it is recorded net of excise tax.

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

In connection with the Bols, Polmos Bialystok, Parliament and Russian Alcohol acquisitions, the Company has acquired trademark rights to various brands, which were capitalized as part of the purchase price allocation process. As these brands are well established they have been assessed to have an indefinite life. These trademarks rights will not be amortized; however, management assesses them at least once a year for impairment.

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

In order to perform the test of the impairment for goodwill and indefinite lived intangible assets, it requires the use of estimates. We based our calculations as at December 31, 2009 on the following assumptions:

•

Risk free rates for Poland, Russia and Hungary used for calculation of discount rate were based upon current market rates of long term Polish Government Bonds rates, long term Russian Government Bonds rates and long term Hungarian Government Bonds. When estimating discount rates to be used for the calculation we have taken into account current market conditions in Poland, Russia and Hungary separately. As a result of our assumptions and calculations, we have determined discount rates of 8.59%, 11.88% and 10.24% for Poland, Russia and Hungary, respectively. Factoring in a deviation of 10% for the discount rate as compared to management’s estimate, there would still be no need for an impairment charge against goodwill.

•

We have tested goodwill for impairment separately for the following reporting units: Poland Vodka Production, Domestic Distribution, Hungary Distribution, Russia Vodka Production (including Parliament and Russian Alcohol) and Whitehall Group.

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

Accounting for Business Combinations

The acquisition of businesses is an important element of the Company’s strategy. Acquisitions made prior to December 31, 2008 were accounted for in accordance with SFAS No. 141, “Business Combinations”

(“SFAS 141”). Effective January 1, 2009, all business combinations will be accounted for in accordance with ASC Topic 805 “Business Combinations.”

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

In determining the accounting treatment if the Whitehall Group is a VIE and needs to be consolidated by CEDC, we considered the conditions outlined in ASC Topic 810.

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

Further, the below activities of the entity that are more closely associated with the activities of CEDC, thereby having substantially of the entity’s activities conducted on its behalf. As CEDC has disproportionately fewer rights while substantially all of Whitehall’s activities are for CEDC, this would indicate that Whitehall Group lacks characteristic:

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

In June 2009, the FASB issued ASC Topic 810, which changes how a company determines whether an entity should be consolidated. The adoption of this standard may impact the current treatment of the Whitehall Group by the Company and the Company is current assessing this treatment and potential impact on the financial statements. See “Recently Issued Accounting Pronouncements” for more detailed information on this topic.

Russian Alcohol Group

On January 20, 2010, the Company completed its acquisition of Russian Alcohol. For further details on the whole structure of this acquisition please refer to Note 2 of the accompanying financial statements attached herein.

At the lowest level of the existing structure, all of Russian Alcohol companies are consolidated based on the fact that these are 100% wholly-owned companies. Therefore, we have evaluated and considered Cayman 7 as a variable interest entity for CEDC in the structure.

Transfers of Financial Assets

There were no transfers of financial assets to a VIE as Russian Alcohol is a self financing body. The Company does not have any continuing involvement with transferred financial assets that allow the transferors to receive cash flows or other benefits from the assets or requires the transferors to provide cash flows or other assets in relation to the transferred financial assets.

Variable Interest Entities

Cayman 7 is a company in which Cayman 2 and CEDC are the sole limited partners and an affiliate of Lion Capital is the general partner. CEDC has 100% of the economic interests in Cayman 7, but Lion Capital retains control of Cayman 7 through Cayman 2’s ownership of a single voting share with de minimis economic rights (the “Golden Share”) but voting control of Cayman 7. As Cayman 7 has the right to call capital from CEDC to settle obligations under the Option Agreement, CEDC has evaluated whether Cayman 7 is a variable interest entity under the provisions ASC Topic 810.

Based upon the review of Paragraph 4 CEDC’s management has concluded that its direct interest in Cayman 7, as well as its indirect interest through Carey Agri and Cayman 2, would not fall under any of these scope exceptions. Therefore CEDC has evaluated whether Cayman 7 is a variable interest entity under the provisions of Paragraph 5 of ASC Topic 810 and thus subject to consolidation accounting.

In determining the accounting treatment if Cayman 7 and, effectively, the whole Russian Alcohol is a VIE and needs to be consolidated by CEDC, we considered the conditions outlined in ASC Topic 810.

•

Equity Investment at Risk—We concluded that as the contribution made by Cayman 2 was the only one that required substantial investment, Cayman 2 should be defined as having its equity at risk. Moreover as Cayman 7 is not able to finance its operations without funds received from CEDC, we believe that Cayman 7 would meet the requirement of a VIE based upon Paragraph 5(a).

•

Controlling Financial Interests—CEDC concluded that the equity investment at risk does not meet the last item in Paragraph 5(b) as all dividends from the business are passed to CEDC with CEDC not having its equity investment at risk. These dividends then reduce CEDC’s payment obligations to Lion Capital (if dividends paid to CEDC by Russian Alcohol exceed the call option price, Lion Capital has to return the excess as CEDC’s call option obligations have been met). However, Lion Capital is not entitled to receive any dividends from Cayman 7 directly as CEDC has 100% of the economic interests, with Lion Capital having voting control through voting rights. Therefore we believe that Paragraph 5(b) would cause Cayman 7 to be treated as a VIE.

•

Disproportionate Voting Rights—We believe that both criteria, including lack of voting rights and the requirement that substantially all activities of Cayman 7 involve or are conducted on behalf of CEDC (as Cayman 7 is a company created solely to facilitate CEDC’s funding of the exercise of call options to purchase shares of Cayman 6), we believe that this would require Cayman 7 to be treated as a VIE.

The conclusion of CEDC management is that Cayman 7, including its interest in Cayman 6 and indirectly in Russian Alcohol, is a VIE. CEDC, as the party most closely associated with Cayman 7 receiving all economic benefits from Russian Alcohol thorough the chain of subsidiaries, would be considered the primary beneficiary of Cayman 7 and must therefore consolidate Cayman 7 together with all of Russian Alcohol as a business combination under ASC Topic 805.

On December 9, 2009 we accelerated the terms set up on the Option Agreement dated April 24, 2009 and purchased the remaining equity interest in Russian Alcohol that was not owned by the Company. As a result of this Russian Alcohol is no longer treated as a VIE, but rather consolidated as a fully owned subsidiary.

Share Based Payments

As of January 1, 2006, the Company adopted ASC Topic 718 “Compensation—Stock Compensation” requiring the recognition of compensation expense in the Consolidated Statements of Operations related to the fair value of its employee share-based options.

Grant-date fair value of stock options is estimated using a lattice-binomial option-pricing model. We recognize compensation cost for awards over the vesting period. The majority of our stock options have a vesting period between one to three years.

See Note 12 to our Consolidated Financial Statements for more information regarding stock-based compensation.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification )™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FAS No. 162 (“SFAS No. 168”), which is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 codified as ASC Topic 105-10 (“FASB ASC 105-10”). FASB ASC 105-10 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy). This standard had no impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC Topic 810, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”). ASC 810 is a revision to FIN 46(R) and changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810 retains the scope of FIN 46(R) but added entities previously considered qualifying special purpose entities, or QSPEs, since the concept of these entities is eliminated in ASC Topic 860. ASC 810 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is still in process of evaluating the potential impact of adoption of ASC 810 on its consolidated financial position and results of operations. Should the company determine that the requirements for consolidating the Whitehall

Group are not met under SFAS 167, the deconsolidation of this Group may result in a material impact on the presentation of the Company’s results of operations. Specifically the lines of revenues and costs before Income before taxes, equity in net income from unconsolidated investments and non-controlling interest in subsidiaries would be reduced, however the final net income or loss attributable to CEDC would remain unchanged. Similarly the individual lines of the balance sheet will be effect however total equity would remain the same.

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

Our operations are conducted primarily in Poland and Russia and our functional currencies are primarily the Polish zloty, Hungarian forint and Russian ruble and the reporting currency is the U.S. dollar. Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, inventories, bank loans, overdraft facilities and long-term debt. All of the monetary assets represented by these financial instruments are located in Poland, Russia and Hungary. Consequently, they are subject to currency translation movements when reporting in U.S. dollars.

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

The Company has borrowings including its Senior Secured Notes due 2012, Convertible Notes due 2013 and Senior Secured Notes 2016 that are denominated in U.S. dollars and euro’s, which have been lent to its operations where the functional currency is the Polish zloty and Russian ruble. The effect of having debt denominated in currencies other than the Company’s functional currencies is to increase or decrease the value of the Company’s liabilities on that debt in terms of the Company’s functional currencies when those functional currencies depreciate or appreciate in value respectively. As a result of this, the Company is exposed to gains and losses on the re-measurement of these liabilities. The table below summarizes the pre-tax impact of a one percent movement in each of the exchange rate which could result in a significant impact in the results of the Company’s operations.

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€625 million or approximately $901 million	$9 million gain/loss

The table above includes €245 million for the Senior Secured Notes due in 2012 that were redeemed on January 4, 2010, thus there will not be any foreign exchange impact from them after this date.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Central European Distribution Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Central European Distribution Corporation (“CEDC” or the “Company”) and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed the manner in which it accounts for non-controlling interests, debt with conversion features and business combinations in 2009.

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

As described in the Management ‘s Report in Internal Control over Financial Reporting appearing under Item 9A, management has excluded the Russian Alcohol Group from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company in a purchase business combination during the year ended December 31, 2009. We have also excluded the Russian Alcohol Group from our audit of internal control over financial reporting. The Russian Alcohol group is a wholly-owned subsidiary whose total assets and total revenues represent 20.0% and 21.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

/s/ PricewaterhouseCoopers Sp. z o. o.

Warsaw, Poland

March 1, 2010

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED BALANCE SHEET

Amounts in columns expressed in thousands

(except share information)

	December 31, 2009	December 31, 2008 (as adjusted)
ASSETS
Current Assets
Cash and cash equivalents	$152,177	$107,601
Restricted cash	481,419	—
Accounts receivable, net of allowance for doubtful accounts of $56,090 and $22,156 respectively	631,005	430,683
Inventories	221,417	180,304
Prepaid expenses and other current assets	46,654	22,894
Deferred income taxes	83,458	24,386

Total Current Assets	1,616,130	765,868
Intangible assets, net	778,828	570,505
Goodwill, net	1,726,625	745,256
Property, plant and equipment, net	231,098	92,221
Deferred income taxes	27,123	12,886
Equity method investment in affiliates	67,089	189,243
Subordinated loans to affiliates	—	107,707

Total Non-Current Assets	2,830,763	1,717,818

Total Assets	$4,446,893	$2,483,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$266,071	$234,948
Bank loans and overdraft facilities	124,266	109,552
Income taxes payable	4,935	7,227
Taxes other than income taxes	207,168	125,774
Other accrued liabilities	100,266	80,270
Short-term obligations under Senior Notes	358,943	—
Current portions of obligations under capital leases	1,724	2,385
Deferred consideration	160,880	—

Total Current Liabilities	1,224,253	560,156
Long-term debt, less current maturities	106,043	170,510
Long-term obligations under capital leases	1,371	2,194
Long-term obligations under Senior Notes	1,205,467	633,658
Long-term accruals	3,214	5,806
Deferred income taxes	198,495	106,485

Total Long Term Liabilities	1,514,590	918,653
Redeemable noncontrolling interests in Whitehall Group	22,888	33,642
Stockholders’ Equity
Common Stock ($0.01 par value, 80,000,000 shares authorized, 69,411,845 and 47,344,874 shares issued at December 31, 2009 and December 31, 2008, respectively)	694	473
Additional paid-in-capital	1,296,391	816,490
Retained earnings	264,917	186,588
Accumulated other comprehensive income / (loss)	123,310	(46,772)
Less Treasury Stock at cost (246,037 shares at December 31, 2009 and December 31, 2008, respectively)	(150)	(150)

Total CEDC Stockholders’ Equity	1,685,162	956,629
Noncontrolling interests in subsidiaries	—	14,606

Total Equity	1,685,162	971,235

Total Liabilities and Stockholders’ Equity	$4,446,893	$2,483,686

The accompanying notes are an integral part of the consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in columns expressed in thousands

(except per share information)

	Year ended December 31,
	2009	2008	2007
		(as adjusted)
Sales	$2,197,542	$2,136,570	$1,483,344
Excise taxes	(690,403)	(489,566)	(293,522)
Net Sales	1,507,139	1,647,004	1,189,822
Cost of goods sold	1,012,543	1,224,899	941,060

Gross Profit	494,596	422,105	248,762

Operating expenses	278,448	223,373	130,677

Operating Income	216,148	198,732	118,085

Non operating income / (expense), net
Interest (expense), net	(80,213)	(53,447)	(35,829)
Other financial income / (expense), net	21,864	(132,936)	13,594
Amortization of deferred charges	(38,501)	—	—
Other non operating income / (expense), net	824	410	(1,770)

Income before taxes, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	120,122	12,759	94,080

Income tax expense	(22,905)	(11,872)	(15,910)
Equity in net earnings of affiliates	(13,102)	(9,002)	—

Net income / (loss)	$84,115	($8,115)	$78,170

Less: Net income / (loss) attributable to noncontrolling interests in subsidiaries	2,708	3,680	1,068
Less: Net income / (loss) attributable to redeemable noncontrolling interests in Whitehall Group	3,078	6,803	—
Net income / (loss) attributable to CEDC	$78,329	($18,598)	$77,102

Net income per share of common stock, basic	$1.46	($0.42)	$1.93

Net income per share of common stock, diluted	$1.45	($0.42)	$1.91

The accompanying notes are an integral part of the consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

Amounts in columns expressed in thousands

(except per share information)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumu- lated other comprehen- sive income	Non- controlling interest in subsidiaries	Total
	Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2006	38,692	$387	246	($150)	$374,985	$128,084	$17,667	$21,395	$542,368

Net income for 2007	—	—	—	—	—	77,102	—	1,068	78,170
Foreign currency translation adjustment	—	—	—	—	—	—	162,773	(21,982)	140,791

Comprehensive income for 2007	—	—	—	—	—	77,102	162,773	(20,914)	218,961
Common stock issued in public placement	1,554	16	—	—	42,338	—	—	—	42,354
Common stock issued in connection with options	272	3	—	—	5,538	—	—		5,541
Common stock issued in connection with acquisitions	48	0	—	—	1,693	—	—	—	1,693
Refundable purchase price related to Botapol acquisition	—	—	—	—	5,000	—	—	—	5,000
Balance at December 31, 2007	40,566	$406	246	($150)	$429,554	$205,186	$180,440	$481	$815,917

Net income for 2008	—	—	—	—	—	(16,591)	—	3,680	(12,911)
Foreign currency translation adjustment	—	—	—	—	—	—	(227,212)	10,445	(216,767)

Comprehensive income for 2008	—	—	—	—	—	(16,591)	(227,212)	14,125	(229,678)
Common stock issued in public placement	3,576	36	—	—	233,809	—	—	—	233,845
Common stock issued in connection with options	121	1	—	—	5,739	—	—	—	5,740
Common stock issued in connection with acquisitions	3,082	30	—	—	134,601	—	—	—	134,631
Balance at December 31, 2008 (as reported)	47,345	$473	246	($150)	$803,703	$188,595	($46,772)	$14,606	$960,455

Adoption of ASC 470-20	—	—	—	—	12,787	(2,007)	—	—	10,780
Balance at December 31, 2008 (as adjusted)	47,345	$473	246	($150)	$816,490	$186,588	($46,772)	$14,606	$971,235

Net income / (loss) for 2009	—	—	—	—	—	78,329	—	2,708	81,037
Foreign currency translation adjustment	—	—	—	—	—	—	170,082	(4,018)	166,064

Comprehensive income for 2009	—	—	—	—	—	78,329	170,082	(1,310)	247,101
Common stock issued in public placement	17,935	179	—	—	486,967	—	—	—	487,146
Common stock issued in connection with options	63	1	—	—	4,634	—	—	—	4,635
Common stock issued in connection with acquisitions	4,069	41	—	—	81,156	—	—	—	81,197
Acquisition of Russian Alcohol	—	—	—	—	—	—	—	50,000	50,000
Purchase of Russian Alcohol shares from noncontrolling interest	—	—	—	—	(29,401)	—	—	(52,382)	(81,783)
Purchase of Whitehall Group shares from noncontrolling interest	—	—	—	—	(20,195)	—	—	—	(20,195)
Gross up on trademarks in Parliament	—	—	—	—	—	—	—	15,993	15,993
Purchase of Parliament Group shares from noncontrolling interest	—	—	—	—	(43,260)	—	—	(26,907)	(70,167)
Valuation adjustment	—	—	—	—	—	—	—	—	—
Balance at December 31, 2009	69,412	$694	246	($150)	$1,296,391	$264,917	$123,310	($0)	$1,685,162

The accompanying notes are an integral part of the consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Amounts in columns expressed in thousands

	Twelve months ended December 31,
	2009	2008	2007
		(as adjusted)
Operating Activities
Net income	$84,115	($8,115)	$78,170
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	14,652	14,786	9,968
Deferred income taxes	(32,378)	(19,282)	9,957
Unrealized foreign exchange (gains) / losses	(38,760)	133,528	(23,940)
Cost of debt extinguishment	—	1,156	11,864
Stock options expense	3,782	3,850	1,866
Hedge revaluation	9,160	—	—
Equity income in affiliates	13,101	9,002	—
Gain on remeasurement of previously held equity interest, net of impairment	(12,418)	—	—
Amortization of deferred charges	38,501
Other non cash items	1,333	1,314	7,284
Changes in operating assets and liabilities:
Accounts receivable	(53,483)	(121,589)	(38,812)
Inventories	1,268	(41,712)	(21,986)
Prepayments and other current assets	28,859	17,100	5,865
Trade accounts payable	(2,049)	62,459	(880)
Other accrued liabilities and payables	37,278	19,699	(16,272)

Net Cash provided by Operating Activities	92,961	72,196	23,084

Investing Activities
Investment in fixed assets	(18,696)	(22,572)	(25,787)
Proceeds from the disposal of fixed assets	3,874	6,943	2,670
Changes in restricted cash	(481,419)	—	—
Purchase of financial assets	—	(103,500)	—
Refundable purchase price related to Botapol acquisition	—	—	5,000
Acquisitions of subsidiaries, net of cash acquired	(573,504)	(548,799)	(141,005)

Net Cash used in Investing Activities	(1,069,745)	(667,928)	(159,122)

Financing Activities
Borrowings on bank loans and overdraft facility	37,399	120,586	13,225
Borrowings on long-term bank loans	—	43,192	122,508
Payment of bank loans, overdraft facility and other borrowings	(146,567)	(31,935)	(30,153)
Payment of long-term borrowings	(265,517)	—	8
Net Borrowings of Senior Secured Notes	929,569	—	—
Payment of Senior Secured Notes	—	(26,996)	(95,440)
Repayment of obligation to former shareholders	(28,814)	—	—
Hedge closure	(14,417)	—	—
Movements in capital leases payable	(1,430)	1,216	445
Issuance of shares in public placement	490,974	233,845	42,354
Transactions with equity holders	(7,876)	—	—
Net Borrowings on Convertible Senior Notes	—	304,403	—
Dividends paid to minority shareholders	(2,758)	—	—
Options exercised	854	1,899	3,976

Net Cash provided by Financing Activities	991,417	646,210	56,923

Currency effect on brought forward cash balances	29,943	(30,744)	7,620
Net Increase / (Decrease) in Cash	44,576	19,734	(71,495)
Cash and cash equivalents at beginning of period	107,601	87,867	159,362

Cash and cash equivalents at end of period	$152,177	$107,601	$87,867

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$81,197	$134,631	$1,693

Supplemental disclosures of cash flow information
Interest paid	$84,694	$55,426	$40,136
Income tax paid	$28,118	$33,919	$21,362

The accompanying notes are an integral part of the consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts in tables expressed in thousands, except per share information

1. Organization and Significant Accounting Policies

Organization and Description of Business

Central European Distribution Corporation (“CEDC”), a Delaware corporation, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. The Company is Central Europe’s largest integrated spirit beverages business. The Company is also the largest vodka producer by value and volume in Poland and Russia and produces the Absolwent, Zubrowka, Bols, Parliament, Green Mark, Soplica and Zhuravli brands, among others. In addition, it produces and distributes Royal Vodka, the number one selling vodka in Hungary. As well as sales and distribution of its own branded spirits, the Company is the leading distributor and the leading importer of spirits, wine and beer in Poland and a leading exclusive importer of wines and spirits in Poland, Russia and Hungary.

Significant Accounting Policies

The significant accounting policies and practices followed by the Company are as follows:

Basis of Presentation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our Company consolidates all entities that we control by ownership of a majority voting interest. We also consolidated the Whitehall Group, in which the Company controls 49.9% of voting interest, and Russian Alcohol, where we obtained full voting control in January 2010. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

In June 2009, the FASB issued ASC Topic 810, which changes how a company determines whether an entity should be consolidated. The adoption of this standard may impact the current treatment of the Whitehall Group by the Company and the Company is current assessing this treatment and potential impact on the financial statements. See “Recently Issued Accounting Pronouncements” for more detailed information on this topic.

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies.

The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP).

Effective January 1, 2009, we adopted the following pronouncements which require us to retrospectively restate previously disclosed consolidated financial statements. As such, certain prior period amounts have been reclassified in the unaudited consolidated financial statements to conform to the current period presentation.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information of equity and the amount of $33.6 million related to Whitehall Group would be disclosed in the mezzanine section.

ASC Topic 810-10 applies prospectively, except for presentation and disclosure requirements, which are applied retrospectively.

The changes in redeemable noncontrolling interests for the twelve months ended December 31, 2009 are shown below:

Balance at December 31, 2008	$33,642
Net income for 2009	3,078
Foreign currency translation adjustment	(4,013)
JV Revaluation into RUR as a functional currency	(3,091)
Purchase of shares from noncontrolling interests	(6,728)
Balance at December 31, 2009	$22,888

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

ASC Topic 470-20 also requires an accretion of the resultant debt discount over the expected life of the CSNs, which is March 7, 2008 to March 15, 2013. The consolidated statement of operations were retroactively modified compared to previously reported amounts as follows (in thousands, except per share amounts):

Twelve months ended December 31, 2008
Additional pre-tax non-cash interest expense	3,087
Additional deferred tax benefit	1,080
Retroactive change in net income and retained earnings	(2,006)
Change to basic earnings per share	($0.05)
Change to diluted earnings per share	($0.05)

For the twelve months ended December 31, 2009, the additional pre-tax non-cash interest expense recognized in the consolidated statement of operations was $3.9 million. Accumulated amortization related to the debt discount was $7.0 million and $3.1 million as of December 31, 2009 and December 31, 2008, respectively. The annual pre-tax increase in non-cash interest expense on our consolidated statements of operations to be recognized until 2013, the maturity date of the CSNs, is as follows (in thousands):

Pre-tax increase in non-cash interest expense
2010	4,098
2011	4,282
2012	4,285

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

The FASB has issued FASB Statement No. 168, The “FASB Accounting Standards Codification™” and the Hierarchy of Generally Accepted Accounting Principles codified as ASC Topic 105 “Generally Accepted Accounting Principles”. ASC Topic 105 establishes the FASB Accounting Standards Codification™ (Codification or ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

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

The Company has performed an evaluation of subsequent events through March 1, 2010, which is the date the financial statements were issued.

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

Foreign Currency Translation and Transactions

For all of the Company’s subsidiaries the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. The Statement of Operations are translated at the average rate of exchange prevailing during the respective year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of stockholders’ equity. Transaction adjustments arising from operations as well as gains and losses from any specific foreign currency transactions are included in the reported net income/(loss) for the period.

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

Where the cost of equipment is approximately $1,500 per transaction, it is expensed to the statement of operations as incurred.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

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

In determining the accounting treatment if the Whitehall Group is a VIE and needs to be consolidated by CEDC, we considered the conditions outlined in ASC Topic 810.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2009, the FASB issued Statement of Financial Account Standards no. 167, which changes how a company determines whether an entity should be consolidated. The adoption of this standard may impact the current treatment of the Whitehall Group by the Company and the Company is current assessing this treatment and potential impact on the financial statements. See “Recently Issued Accounting Pronouncements” for more detailed information on this topic.

Russian Alcohol Group

On April 24, 2009, the Company entered into new agreements with Lion, to replace the Prior Agreement, which will permit the Company, through a multi-stage equity purchase, to acquire over the next five years (including 2009) all of the equity interests in Russian Alcohol held by Lion (the “Acquisition”), including a Note Purchase and Share Subscription Agreement between the Company, Carey Agri, Cayman 2, and Cayman 5. For further details on the whole structure of this acquisition please refer to Note 2 of the accompanying financial statements attached herein.

At the lowest level of the existing structure, all of Russian Alcohol companies up to the level of Lion/Rally Lux1 are consolidated based on the fact that these are 100% wholly-owned companies. Therefore, we have evaluated and considered Cayman 7 as a variable interest entity for CEDC in the structure.

Transfers of Financial Assets

There were no transfers of financial assets to a VIE as Russian Alcohol is a self financing body. The Company does not have any continuing involvement with transferred financial assets that allow the transferors to receive cash flows or other benefits from the assets or requires the transferors to provide cash flows or other assets in relation to the transferred financial assets.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

Based upon the review of Paragraph 4 CEDC’s management has concluded that its direct interest in Cayman 7, as well as its indirect interest through Carey Agri and Cayman 2, would not fall under any of these scope exceptions. Therefore CEDC has evaluated whether Cayman 7 is a variable interest entity under the provisions of Paragraph 5 of ASC Topic 810 and thus subject to consolidation accounting.

In determining the accounting treatment if Cayman 7 and, effectively, the whole Russian Alcohol is a VIE and needs to be consolidated by CEDC, we considered the conditions outlined in ASC Topic 810.

•

Equity Investment at Risk—We concluded that as the contribution made by Cayman 2 was the only one that required substantial investment, Cayman 2 should be defined as having its equity at risk. Moreover as Cayman 7 is not able to finance its operations without funds received from CEDC, we believe that Cayman 7 would meet the requirement of a VIE based upon Paragraph 5(a).

•

Controlling Financial Interests—CEDC concluded that the equity investment at risk does not meet the last item in Paragraph 5(b) as all dividends from the business are passed to CEDC with CEDC not having its equity investment at risk. These dividends then reduce CEDC’s payment obligations to Lion (if dividends paid to CEDC by Russian Alcohol exceed the call option price, Lion has to return the excess as CEDC’s call option obligations have been met). However, Lion is not entitled to receive any dividends from Cayman 7 directly as CEDC has 100% of the economic interests, with Lion having voting control through voting rights. Therefore we believe that Paragraph 5(b) would cause Cayman 7 to be treated as a VIE.

•

Disproportionate Voting Rights—We believe that both criteria, including lack of voting rights and the requirement that substantially all activities of Cayman 7 involve or are conducted on behalf of CEDC (as Cayman 7 is a company created solely to facilitate CEDC’s funding of the exercise of call options to purchase shares of Cayman 6), we believe that this would require Cayman 7 to be treated as a VIE.

The conclusion of CEDC management is that Cayman 7, including its interest in Cayman 6 and indirectly in Russian Alcohol, is a VIE. CEDC, as the party most closely associated with Cayman 7 receiving all economic benefits from Russian Alcohol thorough the chain of subsidiaries, would be considered the primary beneficiary of Cayman 7 and must therefore consolidate Cayman 7 together with all of Russian Alcohol as a business combination under ASC Topic 805.

On December 9, 2009 we accelerated the terms set up on the Option Agreement dated April 24, 2009 and purchased the remaining equity interest in Russian Alcohol that was not owned by the Company. As a result of this Russian Alcohol is no longer treated as a VIE, but rather consolidated as a fully owned subsidiary.

Intangible assets other than Goodwill

Intangibles consist primarily of acquired trademarks relating to well established brands, and as such have been deemed to have an indefinite life. In accordance with ASC Topic 350, intangible assets with an indefinite life are not amortized but are reviewed at least annually for impairment. Additional intangible assets include the valuation of customer contracts arising as a result of acquisitions, these intangible assets are amortized over their estimated useful life of 8 years.

Equity investments

If the Company is not required to consolidate its investment in another company, the Company uses the equity method if the Company can exercise significant influence over the other company. Under the equity

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information method, investments are carried at cost, plus or minus the Company’s equity in the increases and decreases in the investee’s net assets after the date of acquisition and certain other adjustments. The Company’s share of the net income or loss of the investee is included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. Dividends received from the investee reduce the carrying amount of the investment. Equity investments are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable.

Impairment of long lived assets

In accordance with ASC Topic 805 and ASC Topic 350, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of an asset exceeds its fair value.

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

Sales are stated net of sales tax (VAT) and reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional listing fees and advertising allowances, cash discounts and rebates. Net sales revenue includes excise tax except in the case where the sales are made from the production unit or are related to imported goods, in which case it is recorded net of excise tax.

Revenue Dilution

As part of normal business terms with customers, the Company provides for additional discounts and rebates off our stand list price for all of the products we sell. These revenue reductions are documented in our contracts with our customers and are typically associated with annual or quarterly purchasing levels as well as payment terms. These rebates are divided into on-invoice and off-invoice discounts. The on-invoice reductions are presented on the sales invoice and deducted from the invoice gross sales value. The off-invoice reductions are calculated based on the analysis performed by management and are provided for in the same period the related sales are recorded. Discounts or fees that are subject to contractual based term arrangements are amortized over the term of the contract. For the twelve months ending December 31, 2009, the Company recognized $117.9 million of off invoice rebates as a reduction to net sales.

Certain sales contain customer acceptance provisions that grant a right of return on the basis of either subjective criteria or specified objective criteria. Where appropriate a provision is made for product return, based upon a combination of historical data as well as depletion information received from our larger clients. The

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

Company’s policy is to closely monitor inventory levels with our key distribution customers to ensure that we do not create excess stock levels in the market which would result in a return of sales in the future. Historically sales returns from customers has averaged less than 1% of our net sales revenue.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	December 31, 2009	December 31, 2008
Raw materials and supplies	$35,922	$18,352
In-process inventories	2,914	1,698
Finished goods and goods for resale	182,581	160,254

Total	$221,417	$180,304

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company does not create a specific fund designated for these payments and all payments related to the benefits are charged to the accrued liability. The provision for the employees’ benefits is calculated annually using the projected unit method and any losses or gains resulting from the valuation are immediately recognized in the statement of operations.

The Company also contributes to State and privately managed defined contribution plans. Contributions to defined contribution plans are charged to the statement of operations in the period in which they are incurred.

Employee Stock-Based Compensation

The Company adopted ASC Topic 718 “Compensation—Stock Compensation” requiring the recognition of compensation expense in the Consolidated Statements of Operations related to the fair value of its employee share-based options.

The Company recognizes the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated.

ASC Topic 718 requires the recognition of compensation expense related to the fair value of employee share-based options. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is also required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted. Prior to adopting ASC Topic 718, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, and related Interpretations, in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

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

Comprehensive Income/(Loss)

Comprehensive income/(loss) is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income/(loss) includes net income/(loss) adjusted by, among other items, foreign currency translation adjustments. The translation gains/(losses) on the re-measurements from foreign currencies (primarily the Polish zloty and Russian ruble) to U.S. dollars are classified separately as a component of accumulated other comprehensive income included in stockholders’ equity.

As of December 31, 2009, the Polish zloty exchange rate used to translate the balance sheet strengthened compared to the exchange rate as of December 31, 2008, and as a result a gain to comprehensive income was recognized.

Segment Reporting

The Company primarily operates in one industry segment, the production and sale of alcoholic beverages. As a result of the Company’s expansion into new geographic areas, namely Russia, the Company has implemented a segmental approach to the business based upon geographic locations.

Net Income per Common Share

Net income per common share is calculated in accordance with ASC Topic 260 “Earnings per Share.” Basic earnings per share (EPS) are computed by dividing income available to common shareholders by the weighted- average number of common shares outstanding for the year. The stock options and warrants discussed in Note 12 were included in the computation of diluted earnings per common share (Note 17).

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

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

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification )™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FAS No. 162 (“SFAS No. 168”), which is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 codified as ASC Topic 105-10 (“FASB ASC 105-10”). FASB ASC 105-10 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy). This standard had no impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC Topic 810, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”). ASC 810 is a revision to FIN 46(R) and changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810 retains the scope of FIN 46(R) but added entities previously considered qualifying special purpose entities, or QSPEs, since the concept of these entities is eliminated in ASC Topic 860. ASC 810 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is still in process of evaluating the potential impact of adoption of ASC 810 on its consolidated financial position and results of operations. Should the company determine that the requirements for consolidating the Whitehall Group are not met under ASC 810, the deconsolidation of this Group may result in a material impact on the presentation of the Company’s results of operations. Specifically the lines of revenues and costs before income before taxes, equity in net income from unconsolidated investments and non-controlling interest in subsidiaries would be reduced, however the final net income or loss attributable to CEDC would remain unchanged. Similarly the individual lines of the balance sheet will be affected however total equity would remain the same. The Company also does not expect any material impact on debt or other contractual obligations.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

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

2. Acquisitions

Acquisitions made prior to December 31, 2008 were accounted for in accordance with SFAS No. 141, “Business Combinations.” Effective January 1, 2009, all business combinations are accounted for in accordance with FAS 141R that is codified as ASC Topic 805 “Business Combinations.”

The Parliament Acquisition

On March 11, 2008, the Company and certain of its affiliates entered into a Share Sale and Purchase Agreement and certain other agreements with White Horse Intervest Limited, a British Virgin Islands Company, and certain of White Horse’s affiliates, relating to the Company’s acquisition from White Horse of 85% of the share capital of Copecresto Enterprises Limited, a Cypriot company, (which we refer to as Parliament). In connection with this acquisition, the Company paid a consideration of approximately $180 million in cash and 2.2 million shares of common stock.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

On September 22, 2009, the Company and certain of its affiliates and Seller entered into (i) an amendment to the Original SPA (the “Amendment”) and (ii) a Share Sale and Purchase Agreement (the “Minority Acquisition SPA”). Under the terms of the Amendment, certain post-closing obligations in the Original SPA regarding payment for certain assets were finalized in order to facilitate completion of the transactions contemplated by the Original SPA, in connection with the completion of the Company’s acquisition of Copecresto pursuant to the Minority Acquisition SPA. In connection with the Amendment, the Company was required to pay to Seller the remaining consideration for such assets of approximately $16.7 million The Company paid $9.9 million of that amount on October 30, 2009 and the remaining amount was paid on December 16, 2009.

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

Under requirements of ASC Topic 810-10 “Consolidation” a change in ownership interests that does not result in change of control is considered an equity transaction. The identifiable net assets remain unchanged and any difference between the amount by which the NCI is adjusted, and the fair value of the consideration paid is recognized directly in equity and attributed to the controlling interest. Thus we have recorded the 15% increase in ownership interests of Copecresto as a transaction within equity. As a result of this transaction, NCI in Copecresto decreased by $26.9 million together with decrease in Additional Paid In Capital of $43.3 million, which was offset by cash outflow of $70.2 million.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

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

In June 2009, the FASB issued ASC Topic 810, which changes how a company determines whether an entity should be consolidated. The adoption of this standard may impact the current treatment of the Whitehall Group by the Company and the Company is current assessing this treatment and potential impact on the financial statements. See “Recently Issued Accounting Pronouncements” for more detailed information on this topic.

The Russian Alcohol Acquisition

On July 9, 2008, the Company completed an investment with Lion Capital and certain of Lion Capital’s affiliates and certain other investors, pursuant to which the Company, Lion Capital and such other investors acquired all of the outstanding equity of Russian Alcohol. In connection with that investment, the Company acquired an indirect equity stake in Russian Alcohol of approximately 42%, and Lion Capital acquired substantially all of the remainder of the equity of Russian Alcohol. The agreements governing that investment gave the Company the right to acquire, and gave Lion Capital the right to require the Company to acquire, Lion Capital’s equity stake in Russian Alcohol (the “Prior Agreement”).

On April 24, 2009, the Company entered into new agreements with Lion Capital to replace the Prior Agreement, which will permit the Company, through a multi-stage equity purchase, to acquire over the next five years (including 2009) all of the equity interests in Russian Alcohol held by Lion Capital. As a result of these agreements, the Company has assessed Russian Alcohol as a variable interest entity, with the Company being the primary beneficiary. Pursuant to this change, the Company has begun to consolidate Russian Alcohol as of the second quarter of 2009 and recorded a non-controlling interest of 9.4% representing equity not held by the Company or Lion Capital. From the accounting perspective, the Company treated the acquisition of the Russian Alcohol equity interests held by Lion Capital as if this acquisition had happened on April 24, 2009. As of this date CEDC recorded at fair value all future payments due under these agreements as a liability. The total present value of deferred consideration as of April 24, 2009 amounted to $447.2 million and was determined using a 14.5% discount rate. The present value of the liability is amortized over the period of time ending on the date the last payment is made which is currently expected in 2013, with recognition of a non cash interest expense every quarter in the statement of operations. The discount amortization charge for the period from April 24, 2009 to December 31, 2009 amounted to $38.5 million.

On July 29, 2009, the Company entered into an agreement with Lion Capital, pursuant to which Lion/Rally Cayman 7 L.P., a Cayman Exempted Limited Partnership, of which the Company holds 100% of the economic interests and is a limited partner, acquired an additional 6% indirect equity interest in Russian Alcohol from

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information certain minority investors in Russian Alcohol in exchange for $30,000,000 in cash funded by the Company. After giving effect to this acquisition, the Company holds approximately 58% of the equity interests in Russian Alcohol. In addition, on August 3, 2009, pursuant to the new agreements referenced above, we acquired additional indirect equity interests in Russian Alcohol giving us a total ownership interest of 59.8%.

On November 9, 2009, the Company entered into an agreement with Lion Capital and Kylemore International Invest Corp. (“Kylemore”), an indirect minority stockholder of Russian Alcohol, for the acquisition of Kylemore’s indirect equity interests in Russian Alcohol. On November 10, 2009, we issued to Kylemore 949,034 shares of our unregistered common stock, and Kylemore transferred all of its indirect equity interests in Russian Alcohol to Lion/Rally Cayman 6 (“Cayman 6”), a Cayman Islands investment vehicle through which we and Lion Capital own our interests in Russian Alcohol. As a result, the Company, Lion Capital and certain Co-Investors indirectly own 100% of the equity in Russian Alcohol, and our total indirect equity interest in Russian Alcohol increased to 62.25%. Pursuant to the agreement with Kylemore, on receipt of approval from the Russian Anti-Trust Authority (FAS) for our acquisition of control over Russian Alcohol, the Company paid Kylemore $5,000,000 on January 11, 2010, and will pay further $5,000,000 on February 1, 2011. Also pursuant to this agreement, Peter Levin, one of the original owners of Russian Alcohol, will continue to be involved in the Russian Alcohol business as a non-executive member of the Operating Board of Russian Alcohol and as Chairman of the Board of our Topaz distillery.

On December 9, 2009 we accelerated terms set up in the Option Agreement dated April 24, 2009 and completed the Lion Option and the Co-Investor Option, respectively, under the Co-Investor Option Agreement and the Lion Option Agreement, respectively and thereby purchased the remaining indirect equity interests in Cayman 6, less the sole voting share of Cayman 6, comprising the remaining equity interest in Russian Alcohol that was not owned by the Company, from affiliates of Lion Capital LLP (“Lion”).

In consideration of the Co-Investor Option, the Company made cash payments of $131,800,000 and €23,650,000 to Lion. In consideration of the Lion Option, the Company (1) made cash payments of $184,347,666 and €105,839,852 to Lion; (2) deposited in an escrow account the amount of $23,991,072 and €51,315,337, which was released and paid to Lion on January 11, 2010 upon receiving of antimonopoly clearances for the acquisition from the Russian Federal Antimonopoly Commission and the Antimonopoly Committee of the Ukraine; and (3) paid to Lion the additional amounts of (a) $2,375,354 and €5,080,727 on the Escrow Release Date and (b) undertook to pay $10,689,092 and €22,863,269 on June 1, 2010, or at the election of Lion, on any earlier date between April 20, 2010 and June 1, 2010. The Company used a portion of the proceeds from the offering of its common stock, completed November 18, 2009, and the offering of its Senior Secured Notes due 2016, completed December 2, 2009, in order to fund such cash payments.

On January 20, 2010, after the receipt of antimonopoly clearances for the acquisition from the Russian Federal Antimonopoly Commission, the Antimonopoly Committee of the Ukraine, the Company purchased the sole voting share of Lion/Rally Cayman 6 (“Cayman 6”) from an affiliate of Lion Capital LLP (“Lion”) and thereby acquired control of Russian Alcohol.

Starting from the second quarter of 2009, the Company began consolidating all profit and loss results for Russian Alcohol.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

The fair value of the net assets acquired in connection with the 2009 Russian Alcohol Acquisition as of the acquisition date (April 24, 2009) is:

Russian Alcohol Group
ASSETS
Cash and cash equivalents	154,276
Accounts receivable	147,196
Inventory	43,902
Deferred tax asset	35,184
Taxes	14
Other current assets	52,296
Equipment	105,238
Intangibles, including Trademarks	175,334
Investments	25

Total Assets	$713,465

LIABILITIES
Trade payables	42,895
Short term borrowings	44,368
Deferred tax	36,694
Other short term liabilities	111,416
Long term borrowings	386,907
Long term accruals	50,000

Total Liabilities	$672,280

Net identifiable assets and liabilities	41,185

Goodwill on acquisition	872,490
Consideration paid, satisfied in cash	13,500
Consideration paid, satisfied in Notes	110,639
Fair value of previously held interest	292,289
Deferred consideration	447,247
Non-controlling interest	50,000

Cash (acquired)	$154,276

Net Cash Inflow	($140,776)

The goodwill arising out of Russian Alcohol acquisition is attributable to the expansion of our sales and distribution platform in Russia that it provides to the Company as well as expected synergies to be utilized from consolidation of our Russian operations.

The Company recorded a provision for contingent consideration at fair value for $50 million as of the acquisition date. This consideration was settled in the three month period ended September 30, 2009 through a payment by the Company of $65 million, which included an additional $15 million in earn-out payments.

Resulting from the acquisition of Russian Alcohol, the Company recognized a one-time gain on re-measurement of previously held equity interest in the six month period ended June 30, 2009. The fair value of this gain amounts to $225.6 million.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

During the second quarter of 2009, Russian Alcohol made payments related to pre-acquisition tax penalties amounting to $28.8 million. These costs are to be reimbursed by the sellers and have been deducted from the loans payable to them.

The following table sets forth the unaudited pro forma results of operations of the Company for the twelve month periods ending December 31, 2009 and 2008. The unaudited pro forma results of operations give effect to the Company’s acquisitions as if they occurred on January 1, 2009 and 2008. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	Twelve months ended December 31,
	2009	2008
Net sales	$1,587,929	$2,227,660
Net income	$47,063	$138,813

Net income per share data:
Basic earnings per share of common stock	$0.88	$3.15
Diluted earnings per share of common stock	$0.87	$3.15

3. Allowances for Doubtful Accounts

Changes in the allowance for doubtful accounts during each of the three years in the period ended December 31, were as follows:

	Year ended December 31,
	2009	2008	2007
Balance, beginning of year	$22,155	$29,277	$24,354
Effect of FX movement on opening balance	3,170	(5,143)	4,696
Provision for bad debts—reported in statement of operations	7,702	(748)	(249)
Charge-offs, net of recoveries	(4,500)	(1,814)	476
Change in allowance from purchase of subsidiaries	27,563	583	—

Balance, end of year	$56,090	$22,155	$29,277

The change in allowance from purchase of subsidiaries of $27.6 million, recorded for the year ended December 31, 2009, reflects the bad debt provision assessed on the opening balance sheet of Russian Alcohol at the time of acquisition.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

4. Property, plant and equipment

Property, plant and equipment, presented net of accumulated depreciation in the consolidated balance sheets, consists of:

	December 31,
	2009	2008
Land and buildings	$120,623	$43,992
Equipment	129,653	59,119
Motor vehicles	29,670	18,782
Motor vehicles under lease	5,301	7,421
Computer hardware and software	23,446	20,447

Total gross book value	308,693	149,761
Less—Accumulated depreciation	(77,595)	(57,540)

Total	$231,098	$92,221

5. Goodwill

Goodwill, presented net of accumulated amortization in the consolidated balance sheets, consists of:

	December 31,
	2009	2008
Balance at January 1,	$745,256	$577,282
Impact of foreign exchange	93,079	(165,276)
Additional purchase price adjustments	15,800	—
Acquisition through business combinations	872,490	333,250

Balance at December 31,	$1,726,625	$745,256

In the fourth quarter of 2009 the Company adjusted the value of goodwill recognized on the acquisition of Russian Alcohol due to new information as noted below.

In April 2009, when CEDC restructured its buyout agreement for Russian Alcohol with Lion and the initial put/call structure was replaced with a series of option payments that transferred ownership (“Option Agreement”) of Russian Alcohol to CEDC over time, the management incentive program was also revised between Lion and its managers. At the time Lion communicated to CEDC that the cost of this incentive payment would be approximately $20 million. Therefore in the revised option agreement it was agreed that Russian Alcohol would fund the payment of up to $20 million and any payment over this would be covered directly by Lion. At that point in time CEDC viewed the payment of $20 million payable over the period of the Option Agreement as fixed and viewed this part of the effective purchase price of Russian Alcohol. However full information on this was not available at the time of the original PPA in April 2009, therefore this expense was not allocated to the PPA. Upon obtaining full clarity on this at year end, the Company believes it should have been originally allocated to goodwill and therefore the goodwill was increased for this amount less $4 million of deferred tax asset in the fourth quarter of 2009.

When CEDC revised the purchase structure of Russian Alcohol to accelerate the option payments and acquire the remaining amount on November 19, 2009, with final change of control taking place in January 2010, upon receipt of anti-trust approval, the payment of the Management Incentive program was also accelerated with the full amount of payment ($20 million) materializing in January 2010 upon the change of control to CEDC.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

Moreover the Company decreased the goodwill for the amount of $6.6 in the fourth quarter of 2009. This relates to change of deferred tax liability resulting from an error in the initial goodwill calculation.

6. Intangible Assets other than Goodwill

The major components of intangible assets are:

	December 31, 2009	December 31, 2008
Non-amortizable intangible assets:
Trademarks	$796,749	$563,689
Impairment	($22,589)	—

Total	774,160	563,689
Amortizable intangible assets:
Trademarks	5,783	5,568
Customer relationships	7,811	7,749
Less accumulated amortization	(8,926)	(6,501)
Total	4,668	6,816

Total intangible assets	$778,828	$570,505

Management considers trademarks that are indefinite-lived assets to have high or market-leader brand recognition within their market segments based on the length of time they have existed, the comparatively high volumes sold and their general market positions relative to other products in their respective market segments. These trademarks include Soplica, Zubrówka, Absolwent, Royal, Parliament, Green Mark, Zhuravli and the rights for Bols Vodka in Poland, Hungary and Russia. Taking the above into consideration, as well as the evidence provided by analyses of vodka products life cycles, market studies, competitive and environmental trends, management believes that these brands will generate cash flows for an indefinite period of time, and that the useful lives of these brands are indefinite. In accordance with ASC Topic 350-30, intangible assets with an indefinite life are not amortized but are reviewed at least annually for impairment.

Estimated aggregate future amortization expenses for intangible assets that have a definite life are as follows:

2010	$1,353
2011	1,282
2012	1,184
2013	1,169
2014 and above	513

Total	$5,501

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

7. Equity method investments in affiliates

We hold the following investments in unconsolidated affiliates:

		Carrying Value
	Type of affiliate	December 31, 2009	December 31, 2008
Moet Henessy JV	Equity-Accounted Affiliate	$67,089	$77,918
Russian Alcohol	Fully Consolidated Affiliate*	—	111,325

	Total Carrying value	$67,089	$189,243

*	As described in Note 2, from the second quarter of 2009, the Company began consolidating Russian Alcohol as a business combination. Russian Alcohol was accounted for under the equity method in prior periods.

The Company has effective voting interest in Moet Hennessy JV of 25% and obtained full voting control over Russian Alcohol in January 2010.

The summarized financial information of investments are shown in the below table with the balance sheet financial information reflecting only the Moet Hennessy Joint Venture consolidated under the equity method as of December 31, 2009. The results from operations for the twelve months ended December 31, 2009 and twelve months ended December 31, 2008 include the results of the Moet Hennessy Joint Venture together with the results of Russian Alcohol that was consolidated under the equity method until April 24, 2009.

	Total December 31, 2009	Total December 31, 2008
Current assets	$66,994	$587,031
Noncurrent assets	382	483,567
Current liabilities	34,684	299,111
Noncurrent liabilities	5,713	430,516

	Total Twelve months ended December 31, 2009	Total Twelve months ended December 31, 2008
Net sales	$162,736	$659,686
Gross profit	68,076	200,475
Income from continuing operations	(25,904)	(24,740)
Net income	(33,005)	(24,740)

8. Exchangeable Convertible Notes

On July 9, 2008, the Company closed a strategic investment in Russian Alcohol and in addition to the equity investment, CEDC purchased exchangeable notes from Lion/Rally Lux 3 (“Lux 3”), a Luxembourg company and indirect subsidiary of a Cayman Islands company (“Cayman 2”) that served as the investment vehicle.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

On April 24, 2009 the Company sold to Cayman 2 the subordinated exchangeable loan notes plus accrued interest for a total of $110.6 million, and used the proceeds to purchase an additional 100 million shares of Cayman 2, which resulted in an increase of the Company’s indirect equity interest in RAG from 41.97% to 52.86%.

9. Accrued liabilities

The major components of accrued liabilities are:

	December 31,
	2009	2008
Operating accruals	$100,104	$69,391
Hedge valuation	—	6,736
Accrued interest	162	4,143

Total	$100,266	$80,270

10. Borrowings

Bank Facilities

As of December 31, 2009, $49.8 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

As of December 31, 2009, the Company had utilized approximately $84.2 million of a multipurpose credit line agreement in connection with the 2007 tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company and are secured by 33.95% of the share capital of Polmos Białystok S.A. The indebtedness under the credit line agreement of $63.2 million matures on February 24, 2011 and of $21.0 million on August 11, 2010.

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

On July 2, 2008, the Company entered into a Facility Agreement with Bank Handlowy w Warszawie S.A., which provided for a term loan facility of $40 million, of which $33.3 million was outstanding as at December 31, 2009. The term loan matures on July 4, 2011 and is guaranteed by CEDC, Carey Agri and certain other subsidiaries of the Company and is secured by all of the shares of capital stock of Carey Agri and subsequently will be further secured by shares of capital stock in certain other subsidiaries of CEDC.

Senior Secured Notes due 2012

In connection with the Bols and Polmos Bialystok acquisitions, on July 25, 2005 the Company completed the issuance of €325 million 8% Senior Secured Notes due 2012 (the “2012 Notes”), of which approximately

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

€245 million remains payable. Interest is due semi-annually on the 25th of January and July, and the Notes are guaranteed on a senior basis by certain of the Company’s subsidiaries.

On December 2, 2009, the Company issued a redemption notice for the remaining outstanding portion of these notes and deposited EUR 263.9 million (approximately US $380.4 million) of cash that we received upon the issuance of new Senior Notes (described below), representing the redemption price, call premium plus all interest that will be payable on the settlement date, in an account with the trustee for the 2012 Notes. In connection with such redemption notice and deposit, the indenture pursuant to which the 2012 Notes were issued has been discharged. Although this discharge removes substantially all of the restrictions imposed by that indenture and makes the likelihood that further payments will be required of us with respect to the Fixed Rate Notes due 2012 remote, we concluded that it did not meet the definition of “legally released” in paragraph 16(b) of ASC 405-20-40-1(b)) and therefore we will not recognize the extinguishment of the remaining liability until January 4, 2010. As such the full amount of the notes has been classified as short term on the balance sheet as of December 31, 2009. Additionally the cash on deposit was recorded as Restricted Cash on the balance sheet as of December 31, 2009. On January 4, 2010, the final redemption for these notes was completed and all funds were remitted to the note holders, discharging the Company of all remaining obligations.

As of December 31, 2009 and December 31, 2008, the Company had accrued interest of $12.2 million and $12.0 million respectively related to the 2012 Notes, that was paid together with the principal amount and 4% premium on early repayment on January 4, 2010. Total obligations under the 2012 Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	December 31,	December 31,
	2009	2008
Senior Secured Notes due 2012	$365,989	$357,934
Fair value bond mark to market	(301)	(7,124)
Unamortized portion of closed hedges	(2,000)	(553)
Unamortized issuance costs	(4,745)	(5,223)

Total	$358,943	$345,034

The full amounts of the Senior Secured Notes due 2012 were fully repaid on January 4, 2010 as part of the redemption noted above.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

As of December 31, 2009 the Company had accrued interest of $2.7 million related to the Convertible Senior Notes, with the next coupon due for payment on March 15, 2010. Total obligations under the Convertible Senior Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	December 31, 2009	December 31, 2008
Convertible Senior Notes	$312,711	$310,000
Unamortized issuance costs	(4,209)	(4,791)
Debt discount related to Convertible Senior Notes	(12,665)	(16,585)

Total	$295,837	$288,624

Senior Secured Notes due 2016

On December 2, 2009, the Company issued and sold $380 million 9.125% Senior Secured Notes due 2016 and €380 million 8.875% Senior Secured Notes due 2016 in an offering to institutional investors that is exempt from registration under the U.S. Securities Act of 1933. The Company will use a portion of the net proceeds from the Senior Secured Notes due 2016 to redeem the Company’s outstanding 8% Senior Secured Notes due 2012, having an aggregate principal amount of €245,440,000 on January 4, 2010. The remainder of the net proceeds from the Senior Secured Notes due 2016 was used to (i) purchase Lion Capital LLP’s remaining equity interest in Russian Alcohol by exercising the Lion Option and the Co-Investor Option, pursuant to the terms and conditions of the Lion Option Agreement and the Co-Investor Option Agreement, respectively (ii) repay all amounts outstanding under Russian Alcohol credit facilities; and (iii) repay certain other indebtedness.

As of December 31, 2009 the Company had accrued interest of $12.2 million related to the Senior Secured Notes due 2016, with the next coupon due for payment on June 1, 2010. Total obligations under the Senior Secured Notes due 2016 are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	December 31, 2009	December 31, 2008
Senior Secured Notes due 2016	$934,410	$—
Unamortized issuance costs	(24,780)	—

Total	$909,630	$—

Total borrowings as disclosed in the financial statements are:

	December 31, 2009	December 31, 2008
Short term bank loans and overdraft facilities for working capital	$103,213	$109,552
Short term obligations under Senior Secured Notes	358,943	—
Short term bank loans for share tender	21,053	—

Total short term bank loans and utilized overdraft facilities	483,209	109,552

Long term bank loans for share tender	63,158	81,081
Long term obligations under Senior Secured Notes	909,630	345,034
Long term obligations under Convertible Senior Notes	295,837	288,624
Other total long term debt, less current maturities	42,885	89,429

Total debt	$1,794,719	$913,720

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

The full of the short term obligations under Senior Secured Notes were fully repaid on January 4, 2010 as part of the redemption noted above

December 31, 2009
Principal repayments for the following years
2010	$483,209
2011	89,457
2012	6,634
2013	305,789
2014 and beyond	909,630

Total	$1,794,719

Included in the principle repayments due in 2010 are the Senior Secured Notes due 2012 for $358.9 million which were fully repaid on January 4, 2010 as part of the redemption noted above.

11. Income and Deferred Taxes

The Company operates in several tax jurisdictions primarily: the United States of America, Poland, Hungary and Russia. All subsidiaries file their own corporate tax returns as well as account for their own deferred tax assets and liabilities. The Company does not file a tax return in Delaware based upon its consolidated income, but does file a return in Delaware based on the statement of operations for transactions occurring in the United States of America.

The Company adopted the provisions of ASC 740-10-25 “Income taxes.” ASC 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740-10-25 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of ASC 740-10-25 did not have a significant impact on the Corporation’s financial statements. The company is currently generating tax loss carry forwards in the United States at a 35% tax rate, which has the effect of reducing the overall effective tax rate below the 19% Polish statutory rate.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

The Company files income tax returns in the U.S., Poland, Hungary, Russia, as well as in various other countries throughout the world in which we conduct our business. The major tax jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2004 in the U.S., 2004 in Poland and Hungary and 2006 in Russia.

	Year ended December 31,
	2009	2008	2007
Tax at statutory rate	$22,823	$2,424	$17,875
Tax rate differences	438	1,311	(740)
Valuation allowance for net operating losses	(12,511)	4,290	2,401
Permanent differences	12,155	3,847	(3,626)

Income tax expense	$22,905	$11,872	$15,910

Total income tax payments during 2009, 2008 and 2007 were $28,118, $33,919 and $21,362 respectively. CEDC has paid no U.S. income taxes and has net operating U.S. loss carry-forward totaling $22.630.

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2009	2008	2007
Deferred tax assets
Accrued expenses, deferred income and prepaid, net	$16,566	$10,572	$10,567
Allowance for doubtful accounts receivable	8,793	1,529	3,749
Russian Alcohol acquisition	42,769	—	—
Unrealized foreign exchange losses	13,386	18,495	—
Net operating loss carry-forward benefit, Expiring in 2010 – 2026—gross	43,027	18,755	10,059
NOL’s valuation allowance	(4,380)	(6,991)	(2,401)

Net deferred tax asset	$120,161	$42,360	$21,974

Deferred tax liability
Trade marks	140,592	106,486	100,113
Unrealized foreign exchange gains	12,268	3,585	5,069
Remeasurement of previously held equity interest in Russian Alcohol	49,182	—	—
Timing differences in finance type leases	—	7	60
Investment credit	—	201	297
Deferred income	563	616	—
APB 14-1 impact	4,433	5,805	—
Other	1,036	679	—

Net deferred tax liability	$208,074	$117,379	$105,539

Total net deferred tax asset	120,161	42,360	21,974
Total net deferred tax liability	208,074	117,379	105,539
Total net deferred tax	(87,913)	(75,019)	(83,565)
Classified as
Current deferred tax asset	83,459	24,386	5,141
Non-current deferred tax asset	27,123	12,886	11,407
Non-current deferred tax liability	(198,495)	(112,291)	(100,113)

Total net deferred tax	($87,913)	($75,019)	($83,565)

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

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

Poland	5 years
Hungary	6 years
Russia	3 years

CEDC’s U.S. federal income tax returns are also subject to examination by the U.S. tax authorities. As the application of tax laws and regulations, and transactions are susceptible to varying interpretations, amounts reported in the consolidated financial statements could be changed at a later date upon final determination by the tax authorities.

12. Stock Option Plans and Warrants

The Company adopted ASC Topic 718 “Compensation—Stock Compensation” requiring the recognition of compensation expense in the Consolidated Statements of Operations related to the fair value of its employee share-based options.

The Company recognizes the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated.

ASC Topic 718 requires the recognition of compensation expense in the Consolidated Statements of Operations related to the fair value of employee share-based options. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is also required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted. Prior to adopting ASC Topic 718, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, and related Interpretations, in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

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

A summary of the Company’s stock option and restricted stock units activity, and related information for the twelve month periods ended December 31, 2009, 2008 and 2007 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2007	1,319,900	$19.31
Granted	266,250	$30.84
Exercised	(272,475)	$17.12
Forfeited	(60,638)	$23.26

Outstanding at December 31, 2007	1,253,037	$22.02
Exercisable at December 31, 2007	964,849	$19.50
Outstanding at January 1, 2008	1,253,037	$22.02
Granted	234,375	$56.88
Exercised	(120,849)	$15.60
Forfeited	(16,312)	$21.83

Outstanding at December 31, 2008	1,350,252	$28.65
Exercisable at December 31, 2008	1,033,225	$22.19
Outstanding at January 1, 2009	1,350,252	$28.65
Granted	200,625	$19.94
Exercised	(59,827)	$14.27
Forfeited	(9,500)	$60.92

Outstanding at December 31, 2009	1,481,550	$27.85
Exercisable at December 31, 2009	1,051,550	$23.18

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

Nonvested restricted stock units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2007	—	$—
Granted	37,930	$34.71
Vested	—	$—
Forfeited	(2,100)	$34.51

Nonvested at December 31, 2007	35,830	$34.73
Nonvested at January 1, 2008	35,830	$34.73
Granted	38,129	$66.52
Vested	(600)	$34.51
Forfeited	(4,804)	$48.75

Nonvested at December 31, 2008	68,555	$51.42
Nonvested at January 1, 2009	68,555	$51.42
Granted	25,009	$24.89
Vested	(2,740)	$34.51
Forfeited	(11,750)	$45.00

Nonvested at December 31, 2009	79,074	$44.63

During 2009, the range of exercise prices for outstanding options was $1.13 to $60.92. During 2009, the weighted average remaining contractual life of options outstanding was 5.2 years. Exercise prices for options exercisable as of December 31, 2009 ranged from $1.13 to $44.15. The Company has also granted 25,009 restricted stock units to its employees at an average price of $24.89.

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of December 31, 2009, the Company has not changed the terms of any outstanding awards.

During the twelve months ended December 31, 2009, the Company recognized compensation cost of $3.78 million and a related deferred tax asset of $0.65 million.

As of December 31, 2009, there was $2.79 million of total unrecognized compensation cost related to non-vested stock options and restricted stock units granted under the Plan. The costs are expected to be recognized over a weighted average period of 24 months through 2009-2012.

Total cash received from exercise of options during the twelve months ended December 31, 2009 amounted to $0.9 million.

For the twelve month period ended December 31, 2009, the compensation expense related to all options was calculated based on the fair value of each option grant using the binomial distribution model. The Company has never paid cash dividends and does not currently have plans to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on average of implied and historical volatility projected over the remaining term of the options. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	2009	2008
Fair Value	$8.07	$18.16
Dividend Yield	0%	0%
Expected Volatility	47.3% - 80.4%	34.1% - 38.5%
Weighted Average Volatility	57.6%	37.5%
Risk Free Interest Rate	0.4% - 0.5%	1.5% - 3.2%
Expected Life of Options from Grant	3.2	3.2

13. Commitments and Contingent Liabilities

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

The Polmos Bialystok Acquisition

As part of the Share Purchase Agreement related to the October 2005 Polmos Bialystok Acquisition, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish zloty during the six years after the acquisition was consummated. As of December 31, 2009, the Company had invested 71.1 million Polish zloty (approximately $24.9 million) in Polmos Bialystok.

The Whitehall Acquisition

As part of the Whitehall Acquisition (see Note 2), the Company entered into a shareholders’ agreement with the other shareholder pursuant to which the Company has the right to purchase, and the other shareholder has the right to require the Company to purchase, all (but not less than all) of the shares of Whitehall capital stock held by such shareholder. Either of these rights may be exercised at any time, subject, in certain circumstances, to the consent of third parties. The aggregate price that the Company would be required to pay in the event either of these rights is exercised will fall within a range, determined based on Whitehall’s EBIT as well as the EBIT of certain related businesses, during two separate periods: (1) the period from January 1, 2008 through the end of the year in which the right is exercised, and (2) the two full financial years immediately preceding the end of the year in which the right is exercised, plus, in each case, the time-adjusted value of any dividends paid by Whitehall. Subject to certain limited exceptions, the exercise price will be (A) no less than the future value as of the date of exercise of $32.0 million, and (B) no more than the future value as of the date of exercise of $89.0 million, plus, in each case, the time-adjusted value of any dividends paid by Whitehall.

In the event that the Company is required to refinance or retire the indebtedness described above, and/or acquires the capital stock of Whitehall, such transactions would be financed through additional sources of debt or equity funding. We cannot provide assurances as to whether or on what terms such funding would be available.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

The Russian Alcohol Acquisition

As part of the acceleration of the Option Agreement on December 9, 2009, related to the Russian Alcohol Acquisition (see Note 2), the company had a series of payment obligation payable in 2009 and 2010. As of December 31, 2009, the Company had remaining obligations under this agreement to Lion for $155 million of which $100 million was funded into escrow and recorded as Restricted Cash on the balance sheet. In January 2010, the Company paid $110 million to Lion leaving the last remaining payment of $45 million, payable in cash or shares due in April 2010.

Also as part of the November 2009 agreement with Lion Capital and Kylemore International Invest Corp., for the acquisition of Kylemore’s indirect equity interests in Russian Alcohol (see Note 2) the Company paid $5.0 million in January 2009 and is to pay another $5.0 million on February 1, 2011 to Kylemore.

Operating Leases and Rent Commitments

The Company makes rental payments for real estate, vehicles, office, computer, and manufacturing equipment under operating leases. The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of December 31, 2009:

2010	$13,815
2011	8,695
2012	8,688
2013	8,616
Thereafter	8,587

Total	$48,399

During the fourth quarter of 2009, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease as of December 31, 2009 are as follows:

2010	$1,724
2011	1,371
2012	—

Gross payments due	$3,095
Less interest	(248)

Net payments due	$2,847

Supply contracts

The Company has various agreements covering its sources of supply, which, in some cases, may be terminated by either party on relatively short notice. Thus, there is a risk that a portion of the Company’s supply of products could be curtailed at any time.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

14. Stockholders’ Equity

On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. Pursuant to the terms of this amendment, the Company paid to the seller $7,876,351 in cash, issued to the seller 2,100,000 shares of its common stock, and will make certain future cash payments, in settlement of a minimum share price guarantee by the Company and as consideration for additional equity in Whitehall, as discussed in Note 2, above.

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

On September 2, 2009, the Company filed a prospectus supplement with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-3 registering for resale by Lion/Rally Cayman 5, a company incorporated in the Cayman Islands, the 540,873 shares of the Company’s common stock issued to Cayman 5 on that same date in connection with Russian Alcohol acquisition. The Company did not receive any proceeds from the sale.

On September 15, 2009, the Company issued to Cirey Holdings, in connection with Russian Alcohol acquisition, 479,499 shares of the Company’s common stock. The Company did not receive any proceeds from the sale.

On November 10, 2009, the Company issued to Kylemore 479,499 shares of the Company’s common stock in exchange of acquiring the remaining indirect equity interest in Russian Alcohol that was not held by Lion or CEDC. The Company did not receive any proceeds from the sale.

On November 24, 2009 the Company consummated an offer and sale of an aggregate of 10,250,000 shares of the Company’s common stock, par value $0.01 per share, at a price of $31.00 per share. The Company received $308 million from the offering after underwriting discounts and estimated offering expenses payable by the Company.

15. Interest income / (expense)

For the twelve months ended December 31, 2009 and 2008 respectively, the following items are included in Interest income / (expense):

	Twelve months ended December 31,
	2009	2008
Interest income	$10,930	$10,226
Interest expense	(91,143)	(63,673)

Total interest (expense), net	($80,213)	($53,447)

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

16. Other financial income / (expense)

For the twelve months ended December 31, 2009 and 2008, the following items are included in Other financial income / (expense):

	Year ended December 31,
	2009	2008
Foreign exchange impact related to foreign currency financing	$28,801	($165,294)
Foreign exchange impact related to long term Notes receivable	9,276	34,328
Early redemption costs connected with debt facility	(16,895)	—
Other gains / (losses)	682	(1,970)

Total other financial income / (expense), net	$21,864	($132,936)

17. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Year ended December 31,
	2009	2008	2007
Basic:
Net income	$78,329	($18,598)	$77,102

Weighted average shares of common stock outstanding	53,772	44,088	39,871
Basic earnings per share	$1.46	($0.42)	$1.93

Diluted:
Net income	$78,329	($18,598)	$77,102

Weighted average shares of common stock outstanding	53,772	44,088	39,871
Net effect of dilutive employee stock options based on the treasury stock method	208	—	540
Totals	53,980	44,088	40,411
Diluted earnings per share	$1.45	($0.42)	$1.91

As of December 31, 2008, the Company excluded 657 thousand shares from the above EPS calculation because they would have had antidilutive impact for the 2008 period presented.

Employee stock options grants have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during the twelve months periods ended December 31, 2009, 2008 and 2007. In addition there is no adjustment to fully diluted shares related to the Convertible Senior Notes as the average market price was below the conversion price for the period.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash and cash equivalents—The carrying amount approximates fair value because of the short maturity of those instruments.

•

Short term securities—This consists of FX options to protect against foreign exchange risk of payments related to term loans denominated in U.S. Dollars in years 2009 and 2010. At quarter end the change in fair value of options, based on the mark to market valuation, is recorded as a gain or loss in the consolidated statement of operations.

•	Equity method investment in affiliates—The fair value of investment in joint venture with Möet Hennessy based on a independent valuation prepared on acquisition.

•

Bank loans, overdraft facilities and long-term debt—The fair value of the Corporation’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Corporation for debt of the same remaining maturities.

The estimated fair values of the Corporation’s financial instruments are as follows:

	December 31, 2009
	Carrying Amount	Fair Value
Cash and cash equivalents	$152,177	$152,177
Restricted Cash	481,419	481,419
Equity method investment in affiliates	67,089	67,089
Bank loans, overdraft facilities and long-term debt	1,435,776	1,435,776

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

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

In September 2005, the Company entered into a coupon swap arrangement which exchanges a fixed euro based coupon of 8%, with a variable euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. The hedge was accounted for as a fair value hedge according to ASC Topic 815 and tested for effectiveness on a quarterly basis using the long haul method. Under this method, as long as the hedge is deemed highly effective both the fair value of the hedge and the hedge item are marked to market with the net impact recorded as gain or loss in the statement of operations.

In January 2009, the remaining portion of the IRS hedge related to the Senior Secured Notes was closed and written off with a net cash settlement of approximately $1.9 million.

During 2009 also the Company’s subsidiary, Russian Alcohol was part of the following hedge transactions:

•	U.S. dollar to Russian ruble foreign exchange rate hedge to protect against foreign exchange risk of payments related to term loans denominated in U.S. dollars.

•	Interest rate hedge to fix cost related to the term loans denominated in U.S. dollars with floating interest rate.

Both of these hedges are not qualified for hedging accounting with all changes in fair values at the end of each interim period being recorded as a gain or loss in the statement of operations base on the mark to market valuation. During the fourth quarter of 2009 the Company closed these hedges as the underlying bank facilities have been refinanced with proceeds received from issuance of bonds in December 2009. These hedges then were written off with a net cash settlement of approximately $4.9 million.

19. Fair value measurements

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company evaluated the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology applied. As at December 31, 2009, the Company has no material financial assets or liabilities carried at fair value using significant level 1, level 2 or level 3 inputs.

In the fourth quarter of 2009 the Company’ subsidiary, Russian Alcohol closed the following hedge transactions that were valued using level 2 inputs:

•	U.S. dollar to Russian ruble foreign exchange rate hedge to protect against foreign exchange risk of payments related to term loans denominated in U.S. dollars.

•	Interest rate hedge to fix cost related to the term loans denominated in U.S. dollars with floating interest rate.

Both of these hedges are not qualified for hedging accounting with all changes in fair values at the end of each interim period being recorded as a gain or loss in the statement of operations base on the mark to market valuation. During the fourth quarter of 2009 the Company closed these hedges as the underlying bank facilities have been refinanced with proceeds received from issuance of bonds in December 2009. These hedges then were written off with a net cash settlement of approximately $4.9 million.

As of December 31, 2009 the Company is not part of any hedging transactions.

Coupon Swap

In September 2005, the Company entered into a coupon swap arrangement which exchanges a fixed euro based coupon of 8%, with a variable euro based coupon (IRS) based upon the 6 month Euribor rate plus a margin. The hedge is accounted for as a fair value hedge according to ASC Topic 815 and is tested for effectiveness on a quarterly basis using the long haul method. Under this method, as long as the hedge is deemed highly effective both the fair value of the hedge and the hedged item are marked to market with the net impact recorded as gain or loss in the statement of operations.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

Hungary. The business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. For detailed description of types of products and services from each reportable unit derives its revenues, refer to Operations by country section included in Part I.

The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting policies in Note 1 and include the recently issued accounting pronouncement described in Note 1. Transactions between segments consist primarily of sales of products and are accounted for at cost plus an applicable margin.

The Company’s areas of operations are principally in Poland, Russia and Hungary. Revenues are attributed to countries based on the location of the selling company.

	Segment Net Revenues Twelve months ended December 31,
	2009	2008	2007
Segment
Poland	$892,121	$1,305,629	$1,152,601
Russia	578,433	297,892	—
Hungary	36,585	43,483	37,221

Total Net Sales	$1,507,139	$1,647,004	$1,189,822

	Operating Profit Twelve months ended December 31,
	2009	2008	2007
Segment
Poland	$107,987	$124,920	$116,862
Russia	110,363	73,374	—
Hungary	6,149	7,641	7,491
Corporate Overhead
General corporate overhead	(4,570)	(3,353)	(4,398)
Option Expense	(3,781)	(3,850)	(1,870)

Total Operating Profit	$216,148	$198,732	$118,085

	Equity in the net income of investees accounted for by the equity method Twelve months ended December 31,
	2009	2008	2007
Segment
Poland	$—	$—	$—
Russia	(13,102)	(9,002)	—
Hungary	—	—	—

Total equity in the net income of investees accounted for by the equity method	($13,102)	($9,002)	$—

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

	Depreciation Twelve months ended December 31,
	2009	2008	2007
Segment
Poland	$5,325	$7,890	$6,739
Russia	4,557	2,287	—
Hungary	439	644	591
General corporate overhead	33	14	8

Total depreciation	$10,354	$10,835	$7,339

	Income tax Twelve months ended December 31,
	2009	2008	2007
Segment
Poland	$342	($1,254)	$14,111
Russia	23,431	15,678	—
Hungary	329	1,328	1,092
General corporate overhead	(1,197)	(3,880)	707

Total Income tax	$22,905	$11,872	$15,910

	Identifiable Operating Assets
	December 31, 2009	December 31, 2008
Segment
Poland	$1,641,706	$1,625,471
Russia	2,377,225	814,400
Hungary	38,643	37,842
Corporate	389,319	5,973

Total Identifiable Assets	$4,446,893	$2,483,686

	Goodwill
	December 31, 2009	December 31, 2008
Segment
Poland	$487,199	$469,094
Russia	1,232,101	269,109
Hungary	7,325	7,053
Corporate	—	—

Total Goodwill	$1,726,625	$745,256

21. Related Party Transactions

In January of 2005, the Company entered into a rental agreement for a facility located in northern Poland, which is 33% owned by the Company’s Chief Operating Officer. The monthly rent to be paid by the Company for this location is approximately $16,300 per month and relates to facilities to be shared by two subsidiaries of the Company.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

During the twelve months of 2009, the Company made sales and purchases transactions with ZAO Urhozay an entity partially owned by a CEDC Board Member, Sergey Kupriyanov. Urozhay was acting as a toll filler for the Company. All sales primarily related to raw materials for production were made on normal commercial terms, and total sales for the twelve months ended December 31, 2009 were approximately $25.2 million. Purchases of finished goods from ZAO Urozhay were approximately $78.1 million. As of September 30, 2009 the Company began all production of Parliament vodka form its own production unit and thereafter Urozhay stopped acting as a toll filler for the Company.

On September 25, 2009, the Company acquired the remaining 15% of the share capital of Parliament that it did not already hold. Mr. Sergey Kupriyanov, a member of the Company’s board of directors, had an indirect minority interest in Parliament and as a result thereof had an approximate 22% interest in the $70.2 million total consideration paid for the remaining 15% and the approximately $16.7 million paid by the Company in connection with the completion of the Company’s initial acquisition of 85% of the share capital of Parliament (of which $9.9 million was paid on October 30, 2009 and the remainder was paid on December 16, 2009). The price terms under those transactions were determined based on arms-length negotiations among the parties.

During the twelve months of 2009, the Company made sales to a restaurant which is partially owned by the Chief Executive Officer of the Company. All sales were made on normal commercial terms, and total sales for the twelve months ended December 31, 2009 and 2008 were approximately $119,000 and $73,000.

22. Subsequent Events

On January 4, 2010 the Company completed the redemption of its Senior Secured Notes due 2012 with the final payment of all outstanding principle, accrued interest and call premium, releasing the cash of €263.9 million (approximately $380.4 million), recorded in Restricted Cash at year end, from the Trustee thus the relieving the Company of all of its remaining obligations under the Senior Secured Notes indenture.

On January 11, 2010, the Company paid $110 million to Lion as part of the acceleration of the Option Agreement concluded on November 19, 2009 (see Note 2) and on January 20, 2010 the Company purchased the sole voting share of Lion/Rally Cayman 6 from an affiliate of Lion and thereby acquired full control of Russian Alcohol. The voting share comprised the remaining interest in Russian Alcohol that was not owned by the Company and was only available to the Company after the receipt of antimonopoly clearances for the acquisition from the Russian Federal Antimonopoly Commission and the Antimonopoly Committee of the Ukraine, which the Company has since received.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

23. Quarterly financial information (Unaudited)

The Company’s net sales have been historically seasonal with 36% of the net sales occurring in the fourth quarter in 2009. The table below demonstrates the movement and significance of seasonality in the statement of operations. For further information, please refer to Item 6. Selected Financial Data.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2009	2008 (as adjusted)	2009	2008 (as adjusted)	2009	2008 (as adjusted)	2009	2008 (as adjusted)
Net Sales	$217,892	$313,620	$362,105	$421,302	$390,099	$452,441	$537,043	$459,641
Seasonality %	14.5%	19.0%	24.0%	25.6%	25.9%	27.5%	35.6%	27.9%
Gross Profit	61,162	66,216	119,696	103,738	129,830	115,832	183,908	136,319
Gross Profit %	28.1%	21.1%	33.1%	24.6%	33.3%	25.6%	34.2%	29.7%
Operating Income	20,306	25,468	247,224	42,843	34,790	52,840	(86,172)	77,581
Operating Income %	9.3%	8.1%	68.3%	10.2%	8.9%	11.7%	(16.0)%	16.9%
Net Income / (Loss) attributable to CEDC	($87,661)	$18,365	$213,726	$46,034	$47,146	($726)	($94,882)	($82,271)
Basic earning per share	($1.83)	$0.45	$4.34	$1.08	$0.85	($0.02)	($1.52)	($1.76)
Diluted earning per share	($1.83)	$0.44	$4.00	$1.06	$0.80	($0.02)	($1.52)	($1.76)

For the three months ended December 31, 2008, March 31, 2009 and December 31, 2009, the Company excluded 211 thousand, 81 thousand, and 366 thousand shares respectively from the above EPS calculation because they would have had antidilutive impact for the fourth quarter 2008, the first quarter 2009 and the fourth quarter 2009 periods presented.

Seasonality is calculated as a percent of full year sales recognized in the relevant quarter.

24. Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2009, 2008 and 2007:

(In thousands)	Year ended December 31,
	2009	2008	2007
Net Sales to External Customers (a):
United States	$1,257	$798	$716
International
Poland	871,383	1,281,738	1,139,431
Russia	566,995	297,510	—
Hungary	36,585	43,482	37,221
Other	30,919	23,476	12,454

Total international	1,505,882	1,646,206	1,189,106

Total	$1,507,139	$1,647,004	$1,189,822

Long-lived assets (b):
United States	$19	$51	$9
International
Poland	540,396	706,659	636,696
Russia	562,747	247,214	—
Hungary	976	1,288	1,088

Total international	1,104,119	955,161	637,784

Total consolidated long-lived assets	$1,104,138	$955,212	$637,793

(a)	Net sales to external customers based on the location to which the sale was delivered.
(b)	Long-lived assets primarily consist of property, plant and equipment and trademarks.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with the accountants within the past two years.

Item 9A.	Control and Procedures.

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

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15(d)-15(f) of the Securities Exchange Act of 1934). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.”

The Company’s management has excluded Russian Alcohol from its assessment of internal controls over financial reporting as of December 31, 2009, because these companies were acquired by the Company in purchase business combinations during the year ended December 31, 2009. Russian Alcohol is a subsidiary of the Company that is controlled by ownership of all voting interest, whose total assets and total revenues represent 20.0% and 21.2%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2009.

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

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

The information regarding our executive officers and directors required by this item is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on April 29, 2010. We will file our proxy statement for our 2009 annual meeting of stockholders within 120 days of December 31, 2009, our fiscal year-end.

Item 11.	Executive Compensation.

The information regarding executive compensation required by this item is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on April 29, 2010. We will file our proxy statement for our 2009 annual meeting of stockholders within 120 days of December 31, 2009, our fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information regarding security ownership of certain beneficial owners and management is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on April 29, 2010. We will file our proxy statement for our 2009 annual meeting of stockholders within 120 days of December 31, 2009, our fiscal year-end.

Item 13.	Certain Relationships and Related Transactions.

The information regarding certain relationships and related transactions required by this item is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on April 29, 2010. We will file our proxy statement for our 2009 annual meeting of stockholders within 120 days of December 31, 2009, our fiscal year-end.

Item 14.	Principal Accountant Fees and Services.

The information regarding principal accountant fees and services required by this item is incorporated into this annual report by reference to the proxy statement for the annual meeting of stockholders to be held on April 29, 2010. We will file our proxy statement for our 2009 annual meeting of stockholders within 120 days of December 31, 2009, our fiscal year-end.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) The following consolidated financial statements of the Company and report of independent auditors are included in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2009

Consolidated Statements of Operations for the years ended December 31, 2007, 2008 and 2009

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2008 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2008 and 2009

Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(Registrant)

By:	/s/ WILLIAM V. CAREY
William V. Carey
Chairman, President and Chief Executive Officer

Date: March 1, 2010

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

Signature	Title	Date

/s/ WILLIAM V. CAREY William V. Carey	Chairman, President and Chief Executive Officer (principal executive officer)	March 1, 2010

/s/ CHRISTOPHER BIEDERMANN Christopher Biedermann	Chief Financial Officer (principal financial and accounting officer)	March 1, 2010

/s/ DAVID BAILEY David Bailey	Director	March 1, 2010

/s/ N. SCOTT FINE N. Scott Fine	Director	March 1, 2010

/s/ MAREK FORYSIAK Marek Forysiak	Director	March 1, 2010

/s/ ROBERT P. KOCH Robert P. Koch	Director	March 1, 2010

/s/ JAN W. LASKOWSKI Jan W. Laskowski	Director	March 1, 2010

/s/ MARKUS SIEGER Markus Sieger	Director	March 1, 2010

/s/ SERGEY KUPRIYANOV Sergey Kupriyanov	Director	March 1, 2010

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference.

Exhibit Number	Exhibit Description
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

1.3

Underwriting Agreement, dated as of July 20, 2009, among Central European Distribution Corporation, Mark Kaoufman and Jefferies & Company, Inc. and UniCredit CAIB Securities UK Ltd., as representatives of the underwriters listed on Schedule 1 thereto (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated herein by reference).

1.4

Underwriting Agreement, dated as of November 18, 2009, between Central European Distribution Corporation and Jefferies & Company, Inc. and UniCredit CAIB Securities UK Ltd., as representatives of the underwriters listed on Schedule 1 thereto (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on November 24, 2009 and incorporated herein by reference).

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
2.18

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

2.19

Amendment to Share Sale and Purchase Agreement, dated September 22, 2009, by and among White Horse Intervest, Limited, William V. Carey, Central European Distribution Corporation and Bols Sp. z o.o (filed as Exhibit 2.1 to the Periodic Report on Form 8-K filed with the SEC on September 28, 2009 and incorporated herein by reference).

2.20

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

4.10

Registration Rights Agreement, dated May 7, 2009, between Central European Distribution Corporation, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 4.1 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

4.11

Warrant to purchase shares of common stock, dated June 30, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.2 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

4.12

Warrant to purchase shares of common stock, dated June 30, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.3 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

4.13

Warrant to purchase shares of common stock, dated June 30, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.4 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

4.14

Warrant to purchase shares of common stock, dated June 30, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.5 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

Exhibit Number	Exhibit Description
4.15

Warrant to purchase shares of common stock, dated June 30, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.6 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

4.16

Warrant to purchase shares of common stock, dated June 30, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.7 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

4.17

Agreement, dated October 30, 2009, between Central European Distribution Corporation, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 5, 2009 and incorporated herein by reference).

4.18

Warrant to purchase shares of common stock, dated October 2, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.2 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009, and incorporated herein by reference).

4.19

Warrant to purchase shares of common stock, dated October 2, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.3 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009, and incorporated herein by reference).

4.20

Warrant to purchase shares of common stock, dated October 2, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.4 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009, and incorporated herein by reference).

4.21

Warrant to purchase shares of common stock, dated October 2, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.5 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009, and incorporated herein by reference).

4.22

Warrant to purchase shares of common stock, dated October 2, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.6 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009, and incorporated herein by reference).

4.23

Warrant to purchase shares of common stock, dated October 2, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.7 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009, and incorporated herein by reference).

4.24

Indenture, dated as of December 2, 2009, by and between Central European Distribution Corporation, CEDC Finance Corporation International, Inc., as Issuer and Deutsche Trustee Company Limited, as Trustee (including the respective forms of the $380,000,000 9.125% Senior Secured Note and the €380,000,000 8.875% Senior Secured Note, each due December 1, 2016) (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 3, 2009 and incorporated herein by reference).

4.25*	Form of Registration Rights Agreement, by and among Central European Distribution Corporation, Lion/Rally Cayman 4 and Lion/Rally Cayman 5.

Exhibit Number	Exhibit Description
4.26*

First Supplemental Indenture, dated December 29, 2009, by and among Bravo Premium LLC, JSC Distillery Topaz, JSC “Russian Alcohol Group,” Latchey Limited, Limited Liability Company “The Trading House Russian Alcohol,” Lion/Rally Cayman 6, Lion/Rally Lux 1 S.A., Lion/Rally Lux 2 S.à r.l., Lion/Rally Lux 3 S.à r.l., Mid-Russian Distilleries, OOO First Tula Distillery, OOO Glavspirttirest, Pasalba Limited, Premium Distributors sp. z o.o., Sibirsky LVZ, as Additional Guarantors, CEDC Finance Corporation International, Inc., as Issuer, the entities listed on Schedule I thereto, as the existing Guarantors, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Polish Security Agent and TMF Trustee Limited, as Security Agent.

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

Exhibit Number	Exhibit Description
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

10.35

Amendment No. 1 to Shareholders’ Agreement, dated February 24, 2009, by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A., Central European Distribution Corporation and Peulla Enterprises Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009, and incorporated herein by reference).

10.36

Senior Facilities Agreement, dated July 10, 2008, among Pasalba Ltd, Nowdo Limited, the Original Guarantors, Goldman Sachs International, Bank Austria Creditanstalt AG, ING Bank N.V., London Branch, Raiffeisen Zentralbank Oesterreich AG, the Original Lenders, The Law Debenture Trust Corporation p.l.c. and the Issuing Bank (filed as Exhibit 10.1 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

10.37

Intercreditor Deed, dated July 10, 2008, between Lion/Rally Lux 2 S.A. R.L., Lion/Rally Lux 3 S.A. R.L., Pasalba Ltd, Nowdo Limited, Raiffeisen Zentralbank Oesterreich AG, The Law Debenture Trust Corporation p.l.c., the Issuing Bank, the Original Senior Lenders, the Original Intragroup Creditors, the Original Intragroup Debtors, the Original Hedge Provider, the Original Obligors, the Senior Lenders, the Intragroup Creditors, the Intragroup Debtors and the Hedge Providers (filed as Exhibit 10.2 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

10.38

Deed of Amendment, dated December 23, 2008, in respect of a Senior Facilities Agreement, Deed of Guarantee and Covenants and Intercreditor Deed, each dated July 10, 2008, between (among others) Pasalba Ltd, Nowdo Limited, Goldman Sachs International, Unicredit Bank Austria AG, ING Bank N.V., London Branch and Raiffeisen Zentralbank Oesterreich AG (filed as Exhibit 10.3 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

10.39

Note Purchase and Share Sale Agreement, dated April 24, 2009, between Central European Distribution Corporation, Carey Agri International—Poland Sp. z o.o., Lion/Rally Cayman 2 and Lion/Rally Cayman 5 (filed as Exhibit 10.1 to the Periodic Report on Form 8-K filed with the SEC on April 30, 2009 and incorporated herein by reference).

10.40

Commitment Letter, dated April 24, 2009, between Central European Distribution Corporation, Lion Capital LLP, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 10.2 to the Periodic Report on Form 8-K filed with the SEC on April 30, 2009 and incorporated herein by reference).

10.41

Option Agreement, dated May 7, 2009, between Central European Distribution Corporation, Lion/Rally Cayman 4, Lion/Rally Cayman 5 and Lion/Rally Cayman 7 L.P (filed as Exhibit 10.6 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.42

Governance and Shareholders Agreement, dated May 7, 2009, among Central European Distribution Corporation, Lion/Rally Cayman 4, Lion/Rally Cayman 5, Lion/Rally Cayman 6, Lion/Rally Cayman 7 L.P. and Lion/Rally Cayman 8 (filed as Exhibit 10.7 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

10.43

Letter of Undertaking, dated April 24, 2009, between Central European Distribution Corporation, Lion Capital LLP, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 10.5 to the Periodic Report on Form 8-K filed with the SEC on April 30, 2009 and incorporated herein by reference).

10.44

Commitment Letter, dated July 29, 2009, between Central European Distribution Corporation, Lion/Rally Cayman 6 and Lion/Rally Cayman 7 (filed as Exhibit 10.1 to the Periodic Report on Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference).

10.45

Sale and Purchase Agreement, dated July 29, 2009, between Lion/Rally Cayman 6, Euro Energy Overseas Ltd., Altek Consulting Inc., Genora Consulting Inc., Lidstel Ltd., Pasalba Limited and Lion/Rally Lux 1 (filed as Exhibit 10.2 to the Periodic Report on Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference).

10.46

New Option Agreement, dated October 2, 2009 (as amended on October 30, 2009), between Central European Distribution Corporation, Lion/Rally Cayman 4, Lion/Rally Cayman 5 and Lion/Rally Cayman 7 L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 5, 2009 and incorporated herein by reference).

10.47

Agreement, dated November 9, 2009, by and among Lion/Rally Cayman 6, Kylemore International Invest Corp., Pasalba Limited, Lion/Rally Lux 1 and Central European Distribution Corporation (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 16, 2009 and incorporated herein by reference).

10.48*	Letter Agreement, dated November 12, 2009, between Bank Polska Kasa Opieki S.A. and Carey Agri International-Poland Sp. z o.o.

10.49*	Letter Agreement, dated November 12, 2009, between Bank Handlowy w Warszawie S.A. and Carey Agri International-Poland Sp. z o.o.

10.50*

Co-Investor Option Agreement, dated November 19, 2009, by and among Central European Distribution Corporation, Lion Capital, Lion/Rally Cayman 4, Lion/Rally Cayman 5, Cayman 6, Lion/Rally Cayman 7 L.P and Lion/Rally Cayman 8.

10.51*

Lion Option Agreement, dated November 19, 2009, by and among Central European Distribution Corporation, Carey Agri International—Poland Sp. z o.o., Lion Capital, Lion/Rally Cayman 4, Lion/Rally Cayman 5, Lion/Rally Cayman 6 and Lion Rally Cayman 7 L.P.

10.52*	Letter Agreement, dated November 25, 2009, between Bank Zachodni WBK S.A. and Bols Sp. z o.o.

10.53*	Loan Agreement, dated December 2, 2009, by and between CEDC Finance Corporation International, Inc., as Lender and Carey Agri International—Poland Sp. z o.o., as Borrower.

10.54*	Loan Agreement, dated December 2, 2009, by and between CEDC Finance Corporation International, Inc., as Lender and Jelegat Holdings Limited, as Borrower.

10.55*

On-Loan Facility Agreement, dated December 1, 2009, by and between Jelegat Holdings Limited, as Lender, and Joint Stock Company “Distillery Topaz,” OOO “First Tula Distillery,” Bravo Premium LLC, Limited Liability Company “The Trading House Russian Alcohol,” Joint Stock Company “Russian Alcohol Group,” ZAO “Sibersky LVZ,” and Closed Joint Stock Company “Mid Russian Distilleries,” as Borrowers.

10.56*	Form of Restricted Stock Award Agreement under 2007 Stock Incentive Plan.

Exhibit Number	Exhibit Description
21*	Subsidiaries of the Company.

23*	Consent of PricewaterhouseCoopers Sp. z o.o.

24.1*	Power of Attorney (contained on signature page).

31.1*	Rule 13a-14(a) Certification of the CEO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the CFO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.