Form 10-Q
period 2010-03-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2010-05-10
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

The number of shares outstanding of each class of the issuer’s common stock as of May 6, 2010: Common Stock ($.01 par value) 70,648,070

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

Amounts in columns expressed in thousands

(except share information)

	March 31, 2010	December 31, 2009 (as adjusted, see Note 2)
ASSETS

Current Assets
Cash and cash equivalents	$148,212	$126,439
Restricted cash	—	481,419
Accounts receivable, net of allowance for doubtful accounts of $40,141 and $37,630 respectively	307,218	475,126
Inventories	102,694	92,216
Prepaid expenses and other current assets	39,900	33,302
Loans granted	—	1,608
Loans granted to affiliates	—	7,635
Deferred income taxes	84,100	82,609
Current assets of discontinued operations	215,537	267,561

Total Current Assets	897,661	1,567,915

Intangible assets, net	782,970	773,222
Goodwill, net	1,499,166	1,484,072
Property, plant and equipment, net	215,519	215,916
Deferred income taxes	29,733	27,123
Equity method investment in affiliates	247,574	244,504
Non-current assets of discontinued operations	70,548	101,778

Total Non-Current Assets	2,845,510	2,846,615

Total Assets	$3,743,171	$4,414,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$77,724	$113,006
Bank loans and overdraft facilities	154,452	81,053
Income taxes payable	4,247	3,827
Taxes other than income taxes	120,944	208,784
Other accrued liabilities	86,326	91,435
Short-term obligations under Senior Notes	—	358,943
Current portions of obligations under capital leases	440	481
Deferred consideration	50,000	160,880
Current liabilities of discontinued operations	148,767	194,761

Total Current Liabilities	642,900	1,213,170

Long-term debt, less current maturities	36,439	106,043
Long-term obligations under capital leases	524	480
Long-term obligations under Senior Notes	1,161,087	1,205,467
Long-term accruals	3,109	3,214
Deferred income taxes	200,702	198,174
Non-current liabilities of discontinued operations	1,688	2,820

Total Long Term Liabilities	1,403,549	1,516,198

Stockholders’ Equity
Common Stock ($0.01 par value, 80,000,000 shares authorized, 69,513,705 and 69,411,845 shares issued at March 31, 2010 and December 31, 2009, respectively)	695	694
Additional paid-in-capital	1,298,000	1,296,391
Retained earnings	241,553	264,917
Accumulated other comprehensive income / (loss) of continuing operations	158,178	120,389
Accumulated other comprehensive income / (loss) of discontinued operations	(1,554)	2,921
Less Treasury Stock at cost (246,037 shares at March 31, 2010 and December 31, 2009, respectively)	(150)	(150)

Total CEDC Stockholders’ Equity	1,696,722	1,685,162

Total Equity	1,696,722	1,685,162

Total Liabilities and Stockholders’ Equity	$3,743,171	$4,414,530

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Amounts in columns expressed in thousands

(except per share information)

	Three months ended
	March 31, 2010	March 31, 2009 (as adjusted, see Note 2)
Sales	$330,894	$184,172
Excise taxes	(181,088)	(113,400)
Net Sales	149,806	70,772
Cost of goods sold	75,674	37,880

Gross Profit	74,132	32,892

Operating expenses	48,878	20,516

Operating Income	25,254	12,376

Non operating income / (expense), net
Interest (expense), net	(25,676)	(9,872)
Other financial income / (expense), net	34,912	(90,342)
Other non operating income / (expense), net	(17,990)	581

Income / (loss) before taxes, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	16,500	(87,257)

Income tax benefit / (expense)	(3,170)	17,075
Less: Net (loss) attributable to noncontrolling interests in subsidiaries	—	(111)
Equity in net earnings / (losses) of affiliates	(1,821)	(20,865)

Net income / (loss) from continuing operations attributable to CEDC	$11,509	($90,936)

Discontinued operations
Income / (loss) from operations of distribution business (including impairment charge of $28.2 million)	(34,722)	3,828
Income tax (expense)	(151)	(552)

Income / (loss) on discontinued operations	(34,873)	3,276

Net (loss)	($23,364)	($87,660)

Net income / (loss) from continuing operations per share of common stock, basic	$0.17	($1.90)

Net income / (loss) from discontinued operations per share of common stock, basic	($0.50)	$0.07

Net (loss) from operations per share of common stock, basic	($0.34)	($1.83)

Net income / (loss) from continuing operations per share of common stock, diluted	$0.17	($1.90)

Net income / (loss) from discontinued operations per share of common stock, diluted	($0.50)	$0.07

Net (loss) from operations per share of common stock, diluted	($0.34)	($1.83)

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (UNAUDITED)

Amounts in columns expressed in thousands

(except per share information)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income	Accumulated other comprehensive income	Total

	Common Stock		Treasury Stock				of continuing operations	of discontinued operations
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2009 (as reported)	69,412	$694	246	($150)	$1,296,391	$264,917	$123,310	$0	$1,685,162

Impact of discontinued operations	—	—	—	—	—	—	(2,921)	2,921	—

Balance at December 31, 2009 (as adjusted)	69,412	694	246	-150	1,296,391	264,917	$120,389	$2,921	$1,685,162

Net income / (loss) for 2010	—	—	—	—	—	(23,364)	—	—	(23,364)

Foreign currency translation adjustment	—	—	—	—	—	—	37,789	(4,475)	33,314

Common stock issued in public placement	—	—	—	—	(463)	—	—	—	(463)

Common stock issued in connection with options	102	1	—	—	2,072	—	—	—	2,073

Balance at March 31, 2010	69,514	$695	246	($150)	$1,298,000	$241,553	$158,178	($1,554)	$1,696,722

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

Amounts in columns expressed in thousands

	Three months ended March 31,
	2010	2009 (as adjusted)
Cash flows from operating activities of continuing operations
Net income / (loss)	($23,364)	($87,660)
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Net income / (loss) from discontinued operations	34,873	(3,276)
Depreciation and amortization	4,370	2,870
Deferred income taxes	(4,865)	(18,701)
Unrealized foreign exchange (gains) / losses	(35,478)	90,197
Cost of debt extinguishment	14,114	—
Stock options expense	859	964
Equity income in affiliates	1,821	19,114
Other non cash items	8,576	1,279
Changes in operating assets and liabilities:
Accounts receivable	169,635	69,882
Inventories	(11,121)	681
Prepayments and other current assets	(9,871)	(5,097)
Trade accounts payable	(34,494)	(33,977)
Other accrued liabilities and payables	(81,784)	(41,103)

Net cash provided by / (used in) operating activities from continuing operations	33,271	(4,827)

Cash flows from investing activities of continuing operations
Investment in fixed assets	(1,306)	(514)
Proceeds from the disposal of fixed assets	—	611
Changes in restricted cash	481,419	—
Investment in trademarks	(6,000)	—
Acquisitions of subsidiaries, net of cash acquired	(135,964)	—

Net cash provided by investing activities from continuing operations	338,149	97

Cash flows from financing activities of continuing operations
Borrowings on bank loans and overdraft facility	18,568	8,771
Payment of bank loans, overdraft facility and other borrowings	(8,103)	(10,716)
Payment of Senior Secured Notes	(367,954)	—
Hedge closure	—	(1,940)
Movements in capital leases payable	9	(718)
Transactions with equity holders	—	(7,876)
Loan repayment from Whitehall Group	7,500	—
Options exercised	1,214	—

Net cash provided by / (used in) financing activities from continuing operations	(348,766)	(12,479)

Cash flows from discontinued operations
Net cash provided by / (used in) operating activities of discontinued operations	(9,303)	1,495
Net cash provided by / (used in) investing activities of discontinued operations	328	(67)
Net cash provided by / (used in) financing activities of discontinued operations	5,654	(2,143)

Net cash used in discontinued operations	(3,321)	(715)
Adjustment to reconcile the change in cash balances of discontinued operations	3,321	715
Currency effect on brought forward cash balances	(881)	(17,629)
Net Increase / (Decrease) in Cash	21,773	(34,838)
Cash and cash equivalents at beginning of period	126,439	107,601

Cash and cash equivalents at end of period	$148,212	$72,763

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$—	$19,047

Supplemental disclosures of cash flow information
Interest paid	$34,501	$19,804
Income tax paid	$5,678	$2,568

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (“CEDC”), a Delaware corporation, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. The Company is Central Europe’s largest integrated spirit beverages business. The Company is also the largest vodka producer by value and volume in Poland and Russia and produces the Absolwent, Zubrowka, Bols, Parliament, Green Mark, Soplica and Zhuravli brands, among others. In addition, it produces and distributes Royal Vodka, the number one selling vodka in Hungary. As well as sales and distribution of its own branded spirits, the Company is the leading distributor and the leading importer of spirits, wine and beer in Poland and a leading exclusive importer of wines and spirits in Poland, Russia and Hungary. As disclosed further in Note 2 and Note 5, due to planned sale of its distribution business, the Company presented the distribution business as discontinued operations in these financial statements.

2.	BASIS OF PRESENTATION

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our Company consolidates all entities that we control by ownership of a majority voting interest. All inter-company accounts and transactions have been eliminated in the consolidated financial statements, except for those between continuing operations and discontinued operations that are not shown as intercompany as these will be transactions with third party in the future.

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date except for presentation and disclosure requirements resulting from discontinued operations described in the paragraphs below as well as deconsolidation of Whitehall Group on the basis of requirements set forth in ASC 810, which both resulted in retrospective application, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The unaudited interim financial statements should be read with reference to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

As a result of requirements set out in ASC 810, the Company changed the method of consolidation of Whitehall Group, in which the Company controls 49% of voting interest from consolidation to the equity method of accounting. This change was applied retrospectively to all the periods presented in the financial statements. Please refer to Note 4 for details.

For the purpose of financial reporting Management analyzed the requirements of U.S. GAAP (mainly ASC 360-10 PP&E and ASC 205-20 Presentation of Financial Statements) and concluded that as of March 31, 2010, the Company’s activities meet the required criteria and therefore it is necessary to present the Company’s its distribution business, explained below, as a component held for sale.

Table below presents the impact from change in presentation of the Company’s distribution business as discontinued operations as well as the impact of adoption of ASC Topic 810 in relation to Whitehall Group on the Consolidated Statements of Operations and Consolidated Balance Sheet of the Company as of December 31, 2009 in comparison to information previously filed in the Company’s Form 10-K for 2009.

	December 31, 2009 (as adjusted)	Whitehall Group	Distribution business	December 31, 2009 (as reported)
Total Current Assets	1,567,915	(121,629)	73,414	1,616,130
Total Non-Current Assets	2,846,615	13,502	2,350	2,830,763
Total Current Liabilities	1,213,170	(85,238)	74,155	1,224,253
Total Long Term Liabilities	1,516,198	—	1,608	1,514,590
Redeemable noncontrolling interests in Whitehall Group	—	(22,888)	—	22,880

	Three months ended March 31, 2009 (as adjusted)	Whitehall Group (-)	Distribution business (-)	Three months ended March 31, 2009 (as reported)
Net Sales	70,772	26,706	120,414	217,892
Gross Profit	32,892	10,112	18,158	61,162

Operating Income	12,376	3,114	4,816	20,306

Income / (loss) before taxes, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	(87,257)	(4,387)	3,828	(87,816)

Income tax benefit / (expense)	17,075	1,041	(552)	17,564

Less: Net (loss) attributable to redeemable noncontrolling interests in Whitehall Group	—	902	—	(902)
Less: Net (loss) attributable to noncontrolling interests in subsidiaries	(111)	—	—	(111)
Equity in net earnings / (losses) of affiliates	(20,865)	2,444	—	(18,421)

Net income / (loss) from continuing operations attributable to CEDC	($90,936)	$—	$3,276	($87,660)

Income / (loss) on discontinued operations	3,276	—	(3,276)	—

Net (loss)	($87,660)	$—	$—	($87,660)

3.	ACQUISITIONS

Acquisitions made prior to December 31, 2008 were accounted for in accordance with SFAS No. 141, “Business Combinations.” Effective January 1, 2009, all business combinations are accounted for in accordance with FAS 141R that is codified as ASC Topic 805 “Business Combinations.”

The Russian Alcohol Acquisition

On January 20, 2010, after the receipt of antimonopoly clearances for the acquisition from the Russian Federal Antimonopoly Commission and the Antimonopoly Committee of Ukraine, the Company purchased the sole voting share of Lion/Rally Cayman 6 (“Cayman 6”) from an affiliate of Lion Capital LLP (“Lion Capital”) and thereby acquired control of the Russian Alcohol Group (“Russian Alcohol”). At the same time the Company settled $110 million of deferred consideration due to Lion by releasing $100 million from escrow and paying $10 million in cash.

4.	IMPACT OF ASC Topic 810 ON ACCOUNTING FOR WHITEHALL GROUP

In June 2009, the FASB issued new guidance on variable interest entities. ASU 2009-17, Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“VIE”), amends current guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Determining who consolidates a VIE is based on two requirements:(i) who has the power over key decisions, and (ii) who has obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. If one party has both, then that party consolidates the entity. Power is based on who controls the decisions that most significantly impact the economic activities of the entity.

Except for the amount of $7.6 million that was lent at market rates as a working capital by the Company to the Whitehall Group, which was repaid in the first quarter of 2010, there were no transfers of financial assets to VIE as the Whitehall Group is a self financing body. The Company does not have any continuing involvement with transferred financial assets that allow the transferors to receive cash flows or other benefits from the assets or requires the transferors to provide cash flows or other assets in relation to the transferred financial assets.

According to the Whitehall Group shareholder’s agreement, Whitehall Group shall be under sole effective control of Mark Kaufman or one of his affiliates acting in the capacity of CEO. Mark Kaufman shall be responsible for the management and operations of Whitehall Group’s business, his actions in certain areas are, however, dependant on the consent of the board of directors.

ASU 2009-17 is effective for the Company from January 1, 2010. As a result of adoption ASC Topic 810, the Company considered the guidance and requirements set by ASC Topic 810. Since the day-to-day control over the business has been delegated to the CEO: Mark Kaufman and the list of activities which the Company can overview is limited, the Company decided to change accounting for its 49% voting interest in Whitehall Group from consolidation to the equity method of accounting.

Adoption of requirements of ASC Topic 810 resulted as of December 31, 2009 in net decrease in assets of $108 million, liabilities of $85 million and non-controlling interest of $23 million. Please refer to Note 2 for the disclosure of impact of adoption of ASC Topic 810 on the consolidated financial statements of the Company as of December 31, 2009.

5.	DISCONTINUED OPERATIONS

For the purpose of financial reporting Management analyzed the requirements of US-GAAP (mainly ASC 360-10 PP&E and ASC 205-20 Presentation of Financial Statements) and concluded that as of March 31, 2010, the Company’s activities meet the required criteria defined in these standards and therefore it is necessary to present the Company’s its distribution business, explained below, as a component held for sale.

On April 8, 2010, the Company through its wholly owned subsidiary Carey Agri International Poland sp. z o.o. (“Carey Agri), entered into a Preliminary Agreement on Sale of Shares (the “Preliminary Agreement”) with Eurocash S.A. (“Eurocash”) pursuant to which (i) the Company agreed to sell all shares of Astor sp. z o.o., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne sp. z o.o., Damianex S.A., Delikates sp. z o.o., Miro sp. z o.o., MTC sp. z o.o., Multi-Ex S.A., Onufry S.A., Panta-Hurt sp. z o.o., Polskie Hurtownie Alkoholi sp. z o.o., Premium Distributors sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi “Agis” S.A., Przedsiebiorstwo Handlu Spozywczego sp. z o.o. and Saol Dystrybucja sp. z o.o., representing 100% of the Company’s distribution business in Poland to Eurocash and (ii) Eurocash agreed to pay total consideration of 400 million Polish zlotys ($139.4 million) in cash, on a debt free, cash free basis, subject to potential price adjustments (if any) and Polish anti-trust approval (the “Total Consideration”). Under the terms of the Preliminary Agreement, the Total Consideration will be deposited into escrow to be released upon deletion of security by Eurocash; in any event, 75% of the Total Consideration will be released to the Company upon the lapse of 90 days from, and including, the transaction closing date.

In addition, On April 8, 2010, the Company also entered into a Distribution Agreement with Eurocash pursuant to which Eurocash will distribute the Company’s portfolio of brands and exclusive import brands in Poland for a period of six years.

Closing of the transaction is expected during the beginning of the third quarter 2010.

During the three month period ended March 31, 2010 the Company recorded an impairment charge related to goodwill upon the sale of the distribution business. The impairment charge related to goodwill of discontinued operations amounted to $28.2 million. The results of the distribution business are included in earnings from discontinued operations, net of taxes, for all periods presented. The net assets associated with the Polish distribution business, totaling approximately 400 million Polish zlotys ($139.4 million), were reclassified to assets and liabilities of discontinued operations at March 31, 2010.

The Company will continue to generate cash flows with distribution business after its sale to Eurocash as the Company has signed a six year agreement with Eurocash for the distribution of CEDC’s portfolio of own brands and exclusive import brands in Poland. Management concluded, however, that the significant portion of the sold distribution business was the sale of products other than CEDC’s. CEDC estimates that sales of the Company’s products through distribution network being subject of sale will not exceed 10% of the sales of the Company, on a consolidated basis. Management does not consider the cash flows expected to be generated under the distribution agreement with Eurocash will be considered significant in the future. Results of discontinued operations were as follows:

	Three months ended March 31,
	2010	2009

Net sales	$155,018	$120,414

Income / (loss) before taxes	(6,554)	3,828
Income tax benefit / (expense)	(151)	(552)
Goodwill Impairment	(28,168)	—

Income / (loss) on discontinued operations	($34,873)	$3,276

The following table includes the consolidated assets and liabilities of the distribution business that have been segregated and classified as assets held for sale and liabilities related to assets held for sale, as appropriate, in the consolidated balance sheets as at March 31, 2010 and comparative data as at December 31, 2009. The amounts presented below were adjusted to exclude cash and intercompany receivables and payables between the business held for sale and the Company, which were excluded from the divestiture.

The Company has taken the impairment charge of $ 28.2 million to goodwill on its distribution business in order to bring it to fair value. These assets are not generating operating results or cash flows and were included in the consolidated balance sheet as assets held for sale at March 31, 2010.

	March 31, 2010	December 31, 2009
Cash	$9,719	$14,253
Trade receivables, less allowances	121,306	136,077
Inventories	72,553	104,391
Prepaid expenses and Other receivables	11,959	12,840

Total current assets	215,537	267,561

Plant and equipment, net	13,715	16,179
Goodwill	56,007	84,766
Intangible assets, net	826	833

Total noncurrent assets	70,548	101,778

Payables and accrued liabilities	127,419	178,902
Current portion long-term debt	21,348	15,859

Total current liabilities	148,767	194,761

Long-term debt	1,688	2,500
Other long term liabilities	—	320

Total noncurrent liabilities	$1,688	$2,820

6.	RESTRICTED CASH

On the balance sheet as of December 31, 2009 the Company disclosed restricted cash of $481 million that included €264 million (approximately US $381 million) as repayment of Senior Secured Notes due 2012 to be settled in 2010 and $100 million funded into escrow and recorded as Restricted Cash for the remaining obligations under the Russian Alcohol acquisition.

On January 4, 2010 the Company completed the redemption of its Senior Secured Notes due 2012 with the final payment of all outstanding principle, accrued interest and the call premium, releasing the cash of €263.9 million (approximately $381 million) and on January 11, 2010, the Company paid $100 million to Lion to settle the Russian Alcohol acquisition.

7.	INTANGIBLE ASSETS OTHER THAN GOODWILL

The major components of intangible assets are:

	March 31, 2010	December 31, 2009
Non-amortizable intangible assets:
Trademarks	$805,184	$795,543
Impairment	($22,432)	(22,589)

Total	782,752	772,954
Amortizable intangible assets:
Customer relationships	841	847
Less accumulated amortization	(623)	(579)
Total	218	268

Total intangible assets	$782,970	$773,222

Management considers trademarks that are indefinite-lived assets to have high or market-leader brand recognition within their market segments based on the length of time they have existed, the comparatively high volumes sold and their general market positions relative to other products in their respective market segments. These trademarks include Soplica, Zubrowka, Absolwent, Royal, Parliament, Green Mark, Zhuravli and the rights for Bols Vodka in Poland, Hungary and Russia. On February 8, 2010 the Company purchased the Urozhay IP rights for $6 million. Taking the above into consideration, as well as the evidence provided by analyses of vodka products life cycles, market studies, competitive and environmental trends, management believes that these brands will generate cash flows for an indefinite period of time, and that the useful lives of these brands are indefinite. In accordance with ASC Topic 350-30, intangible assets with an indefinite life are not amortized but are reviewed at least annually for impairment.

8.	EQUITY METHOD INVESTMENTS IN AFFILIATES

We hold the following investments in unconsolidated affiliates:

		Carrying Value
	Type of affiliate	March 31, 2010	December 31, 2009
Whitehall Group	Equity-Accounted Affiliate	247,574	244,504

	Total Carrying value	$247,574	$244,504

The Company has effective voting interests of 49% in Whitehall Group and 25% in Moet Hennessy JV that is included in Whitehall Group. The investment in Whitehall Group is disclosed at fair value.

The summarized financial information of investments are shown in the below table with the balance sheet financial information reflecting Whitehall Group including Moet Hennessy Joint Venture consolidated under the equity method as of December 31, 2009. The results from operations for the three months ended March 31, 2009 include the results of Whitehall Group including the Moet Hennessy Joint Venture together with the results of Russian Alcohol that were consolidated under the equity method until April 24, 2009.

	Total March 31, 2010	Total December 31, 2009
Current assets	$73,706	$129,737
Noncurrent assets	93,024	93,137
Current liabilities	42,582	86,067
Noncurrent liabilities	—	7,635

	Total Three months ended March 31, 2010	Total Three months ended March 31, 2009
Net sales	$23,650	$107,496
Gross profit	7,271	52,280
Income from continuing operations	(2,284)	(45,603)
Net income	(2,284)	(45,603)
Net income or loss attributable to the registrant	(1,821)	(20,865)

9.	COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income/(loss) includes net income adjusted by, among other items, foreign currency translation adjustments and our proportionate share of the comprehensive income/ (loss) of our equity method affiliates. The foreign translation losses/gains on the re-measurements from foreign currencies to U.S. dollars are classified separately as a component of accumulated other comprehensive income included in stockholders’ equity.

As of March 31, 2010, our functional currencies (Polish zloty and Hungarian forint) used to translate the balance sheet weakened against the U.S. dollar as compared to the exchange rate as of December 31, 2009, and as a result a comprehensive loss was recognized that was compensated with an effect of appreciation of Russian ruble against the U.S. dollar.

10.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended March 31,
	2010	2009
Basic:
Net income/(loss) from continuing operations attributable to CEDC shareholders	$11,509	($90,936)
Income / (loss) on discontinued operations	(34,873)	3,276

Net (loss)	($23,364)	($87,660)

Weighted average shares of common stock outstanding (used to calculate basic EPS)	69,194	47,916
Net effect of dilutive employee stock options based on the treasury stock method	426	81

Weighted average shares of common stock outstanding (used to calculate diluted EPS)	69,620	47,997

Net income / (loss) per common share - basic:
Continuing operations	$0.17	($1.90)
Discontinued operations	($0.50)	$0.07

	($0.34)	($1.83)

Net income / (loss) per common share - diluted:
Continuing operations	$0.17	($1.90)
Discontinued operations	($0.50)	$0.07

	($0.34)	($1.83)

Employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during the three month periods ended March 31, 2010 and 2009. In addition there is no adjustment to fully diluted shares related to the Convertible Senior Notes as the average market price was below the conversion price for the periods.

11.	BORROWINGS

Bank Facilities

As of March 31, 2010, $25.4 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

As of March 31, 2010, the Company had utilized approximately $83.6 million of a multipurpose credit line agreement in connection with the 2007 tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company and are secured by 33.95% of the share capital of Polmos Bialystok S.A. The indebtedness under the credit line agreement of $62.7 million matures on February 24, 2011 and of $20.9 million on August 11, 2010.

On April 24, 2008, the Company signed a credit agreement with Bank Zachodni WBK SA in Poland to provide up to $50 million of financing to be used to finance a portion of the Parliament and Whitehall Group acquisitions, as well as general working capital needs of the Company. The agreement provides for a $30 million five year amortizing term facility and a one year $20 million short term facility with annual renewal. In the second quarter of 2009 this facility was converted into Polish zlotys. The maturity of term loan was extended to May 2013 and the maturity of the short term facility was extended to May 2010. The loan is guaranteed by the Company, Bols Sp. z o.o, a wholly owned subsidiary of the Company (“Bols”) and certain other subsidiaries of the Company, and is secured by all of the capital stock of Bols and 60% of the capital stock of Copecresto.

On July 2, 2008, the Company entered into a Facility Agreement with Bank Handlowy w Warszawie S.A., which provided for a term loan facility of $40 million, of which $26.7 million was outstanding as at March 31, 2010. The term loan matures on July 4, 2011 and is guaranteed by CEDC, Carey Agri and certain other subsidiaries of the Company and is secured by all of the shares of capital stock of Carey Agri and subsequently will be further secured by shares of capital stock in certain other subsidiaries of CEDC.

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

As of December 31, 2009, the Company had accrued interest of $12.2 million respectively related to the 2012 Notes that was paid together with the principal amount and 4% premium on early repayment on January 4, 2010. Total obligations under the 2012 Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	March 31, 2010	December 31, 2009
Senior Secured Notes due 2012	$—	$365,989
Fair value bond mark to market	—	(301)
Unamortized portion of closed hedges	—	(2,000)
Unamortized issuance costs	—	(4,745)

Total	$—	$358,943

Convertible Senior Notes due 2013

On March 7, 2008, the Company completed the issuance of $310 million aggregate principal amount of 3% Convertible Senior Notes due 2013 (the “Convertible Senior Notes”). Interest is due semi-annually on the 15th of March and September, beginning on September 15, 2008. The Convertible Senior Notes are convertible in certain circumstances into cash and, if applicable, shares of our common stock, based on an initial conversion rate of 14.7113 shares per $1,000 principle amount, subject to certain adjustments. Upon conversion of the notes, the Company will deliver cash up to the aggregate principle amount of the notes to be converted and, at the election of the Company, cash and/or shares of common stock in respect to the remainder, if any, of the conversion obligation. The proceeds from the Convertible Senior Notes were used to fund the cash portions of the acquisition of Copecresto Enterprises Limited and Whitehall Group.

As of March 31, 2010 the Company had accrued interest of $0.4 million related to the Convertible Senior Notes, with the next coupon due for payment on September 15, 2010. As of December 31, 2009, accrued interest related to Convertible Senior Notes is presented together with the Convertible Senior Notes balance. Total obligations under the Convertible Senior Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	March 31, 2010	December 31, 2009
Convertible Senior Notes	$310,386	$312,711
Unamortized issuance costs	(3,934)	(4,209)
Debt discount related to Convertible Senior Notes	(11,657)	(12,665)

Total	$294,795	$295,837

Senior Secured Notes due 2016

On December 2, 2009, the Company issued and sold $380 million 9.125% Senior Secured Notes due 2016 and €380 million 8.875% Senior Secured Notes due 2016 in an offering to institutional investors that is exempt from registration under the U.S. Securities Act of 1933. The Company used a portion of the net proceeds from the Senior Secured Notes due 2016 to redeem the Company’s outstanding 8% Senior Secured Notes due 2012, having an aggregate principal amount of €245,440,000 on January 4, 2010. The remainder of the net proceeds from the Senior Secured Notes due 2016 was used to (i) purchase Lion Capital’s remaining equity interest in Russian Alcohol by exercising the Lion Option (described below) and the Co-Investor Option, pursuant to the terms and conditions of the Lion Option Agreement (described below) and the Co-Investor Option Agreement, respectively (ii) repay all amounts outstanding under Russian Alcohol credit facilities and (iii) repay certain other indebtedness.

As of March 31, 2010 and December 31, 2009 the Company had accrued interest of $26.5 million and $6.6 million respectively related to the Senior Secured Notes due 2016, with the next coupon due for payment on June 1, 2010. As of December 31, 2009, accrued interest related to Senior Secured Notes is presented together with the Senior Secured Notes balance. Total obligations under the Senior Secured Notes due 2016 are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	March 31, 2010	December 31, 2009
Senior Secured Notes due 2016	$917,830	$934,410
Unamortized issuance costs	(24,688)	(24,780)

Total	$893,142	$909,630

Total borrowings as disclosed in the financial statements are:

	March 31, 2010	December 31, 2009
Short term bank loans and overdraft facilities for working capital	$70,828	$60,000
Short term obligations under Senior Secured Notes	—	358,943
Short term bank loans for share tender	83,624	21,053

Total short term bank loans and utilized overdraft facilities	154,452	439,996

Long term bank loans for share tender	—	63,158
Long term obligations under Senior Secured Notes	893,142	909,630
Long term obligations under Convertible Senior Notes	294,795	295,837
Other total long term debt, less current maturities	36,439	42,885

Total debt	$1,387,828	$1,751,506

March 31, 2010
Principal repayments for the following years
2010	$85,115
2011	89,306
2012	6,588
2013	304,677
2014 and beyond	893,142

Total	$1,378,828

12.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	March 31, 2010	December 31, 2009
Raw materials and supplies	$30,323	$31,220
In-process inventories	5,572	2,914
Finished goods and goods for resale	66,799	58,082

Total	$102,694	$92,216

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

13.	INCOME TAXES

The Company operates in several tax jurisdictions primarily: the United States of America, Poland, Hungary and Russia. All subsidiaries file their own corporate tax returns as well as account for their own deferred tax assets and liabilities. The Company does not file a tax return in Delaware based upon its consolidated income, but does file a return in Delaware based on the statement of operations for transactions occurring in the United States of America. For income taxes accounted for on an interim basis, the Company estimates the annual effective tax rate and applies this rate to its Pre-tax US GAAP income, unless a discrete event occurs that requires additional consideration.

The Company previously adopted the provisions of ASC 740-10-25 “Income taxes.” ASC 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that fail to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740-10-25 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of ASC 740-10-25 did not have a significant impact on the Company’s financial statements. The Company is currently recognizing tax loss carry forwards in the United States at a 35% tax rate, which has the effect of reducing the overall effective tax rate below the 19% Polish statutory rate.

The Company files income tax returns in the U.S., Poland, Hungary, Russia, as well as in various other countries throughout the world in which we conduct our business. The major tax jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2004 in the U.S., 2003 in Poland and Hungary and 2006 in Russia.

14.	OPERATING SEGMENTS

The Company operates and manages its business based upon three primary segments: Poland, Russia and Hungary. Selected financial data split based upon this segmentation assuming elimination of intercompany revenues and profits is shown below: Segment information represents only continuing operations.

	Segment Net Sales Three months ended March 31,
	2010	2009
Segment
Poland	$48,438	$46,999
Russia	95,328	16,678
Hungary	6,040	7,095

Total Net Sales	$149,806	$70,772

	Operating Income Three months ended March 31,
	2010	2009
Segment
Poland	$10,040	$10,890
Russia	16,167	3,145
Hungary	1,077	607
Corporate Overhead
General corporate overhead	(1,171)	(1,302)
Option Expense	(859)	(964)

Total Operating Income	$25,254	$12,376

	Identifiable Operating Assets
	March 31, 2010	December 31, 2009
Segment
Poland	$1,195,684	$1,348,131
Russia	2,220,530	2,269,098
Hungary	29,094	38,643
Corporate	11,778	389,319

Total Identifiable Assets	$3,457,086	$4,045,191

	Goodwill
	March 31, 2010	December 31, 2009
Segment
Poland	$399,236	$402,433
Russia	1,092,656	1,074,314
Hungary	7,274	7,325
Corporate	—	—

Total Goodwill	$1,499,166	$1,484,072

15.	INTEREST INCOME / (EXPENSE)

For the three months ended March 31, 2010 and 2009 respectively, the following items are included in Interest income / (expense):

	Three months ended March 31,
	2010	2009
Interest income	$1,305	$3,393
Interest expense	(26,981)	(13,265)

Total interest (expense), net	($25,676)	($9,872)

16.	OTHER NON OPERATING INCOME / (EXPENSE)

For the three months ended March 31, 2010 and 2009, the following items are included in Other Non Operating Income / (Expense):

	Three months ended March 31,
	2010	2009
Early redemption call premium	($14,115)	$—
Write-off of unamortized offering costs	(4,076)	—
Other gains	201	581

Total other non operating income / (expense), net	($17,990)	$581

17.	FINANCIAL INSTRUMENTS

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

•

Short term securities—This consists of FX options to protect against foreign exchange risk of payments related to term loans denominated in U.S. dollars in 2009. As of March 31, 2009 the change in fair value of options, based on the mark to market valuation, is recorded as a gain or loss in the consolidated statement of operations. As of March 31, 2010 the Company was not part of any hedge agreements.

•

Bank loans, overdraft facilities and long-term debt—The fair value of the Company’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

18.	FAIR VALUE MEASUREMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010
	Carrying Amount	Fair Value
Cash and cash equivalents	$148,212	$148,212
Equity method investment in affiliates	247,574	247,574
Bank loans, overdraft facilities and long-term debt	1,351,977	1,351,977
Current assets of discontinued operations	215,537	215,537
Non-current assets of discontinued operations	70,548	70,548
Current liabilities of discontinued operations	148,767	148,767
Non-current liabilities of discontinued operations	1,688	1,688

19.	STOCK OPTION PLANS AND WARRANTS

The Company adopted ASC Topic 718 “Compensation—Stock Compensation” requiring the recognition of compensation expense in the Consolidated Condensed Statements of Income related to the fair value of its employee share-based options.

The Company recognizes the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated.

ASC Topic 718 requires the recognition of compensation expense in the Consolidated Condensed Statements of Operations related to the fair value of employee share-based options. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is also required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted. Prior to adopting ASC Topic 718, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, and related Interpretations, in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods.

A summary of the Company’s stock option and restricted stock units activity, and related information for the three month period ended March 31, 2010 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price

Outstanding at January 1, 2010	1,481,550	$27.85
Granted	82,000	$28.70
Exercised	(65,025)	$18.66
Forfeited	—	$—

Outstanding at March 31, 2010	1,498,525	$28.29
Exercisable at March 31, 2010	1,156,900	$28.04

Nonvested restricted stock units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2010	79,074	$44.63
Granted	5,512	$31.39
Vested	—	$—
Forfeited	(1,681)	$41.35

Nonvested at March 31, 2010	82,905	$43.85

Nonvested restricted stock	Number of Restricted Stock	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2010	—	$—
Granted	36,835	$28.41
Vested	—	$—
Forfeited	—	$—

Nonvested at March 31, 2010	36,835	$28.41

During the three months ended March 31, 2010, the range of exercise prices for outstanding options will be $1.13 to $60.92. During 2010, the weighted average remaining contractual life of options outstanding will be 5.1 years. Exercise prices for options exercisable as of March 31, 2010 ranged from $1.13 to $58.08. The Company has also granted 5,512 restricted stock units to its employees at an average price of $31.39.

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of March 31, 2010, the Company has not changed the terms of any outstanding awards.

During the three months ended March 31, 2010, the Company recognized compensation cost of $0.86 million and a related deferred tax asset of $0.14 million.

As of March 31, 2010, there was $4.12 million of total unrecognized compensation cost related to non-vested stock options and restricted stock units granted under the Plan. The costs are expected to be recognized over a weighted average period of 30 months through 2010-2013.

Total cash received from exercise of options during the three months ended March 31, 2010 amounted to $1.2 million.

For the three month period ended March 31, 2010, the compensation expense related to all options was calculated based on the fair value of each option grant using a binomial distribution model. The Company has never paid cash dividends and does not currently have plans to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on an average of implied and historical volatility projected over the remaining term of the options. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	Three months ended March 31,
	2010	2009
Fair Value	$12.57	$8.07
Dividend Yield	0%	0%
Expected Volatility	68.2%	47.3% - 80.4%
Weighted Average Volatility	68.2%	57.6%
Risk Free Interest Rate	0.3% - 0.5%	0.4% - 0.5%
Expected Life of Options from Grant	3.2	3.2

20. COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

The Polmos Bialystok Acquisition

As part of the Share Purchase Agreement related to the October 2005 Polmos Bialystok Acquisition, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish zloty during the six years after the acquisition was consummated. As of March 31, 2010, the Company had invested 72.3 million Polish zloty (approximately $25.2 million) in Polmos Bialystok.

The Whitehall Acquisition

As part of the Whitehall Acquisition, the Company entered into a shareholders’ agreement with the other shareholder pursuant to which the Company has the right to purchase, and the other shareholder has the right to require the Company to purchase, all (but not less than all) of the shares of Whitehall Group capital stock held by such shareholder. Either of these rights may be exercised at any time, subject, in certain circumstances, to the consent of third parties. The aggregate price that the Company would be required to pay in the event either of these rights is exercised will fall within a range, determined based on Whitehall Group’s EBIT as well as the EBIT of certain related businesses, during two separate periods: (1) the period from January 1, 2008 through the end of the year in which the right is exercised, and (2) the two full financial years immediately preceding the end of the year in which the right is exercised, plus, in each case, the time-adjusted value of any dividends paid by Whitehall Group. Subject to certain limited exceptions, the exercise price will be (A) no less than the future value as of the date of exercise of $32.0 million, and (B) no more than the future value as of the date of exercise of $89.0 million, plus, in each case, the time-adjusted value of any dividends paid by Whitehall Group.

In the event that the Company is required to refinance or retire the indebtedness described above, and/or acquires the capital stock of Whitehall Group, such transactions would be financed through additional sources of debt or equity funding. We cannot provide assurances as to whether or on what terms such funding would be available.

The Russian Alcohol Acquisition

As part of the acceleration of the Option on December 9, 2009, related to the Russian Alcohol Acquisition (see Note 3), the company had a series of payment obligation payable in 2009 and 2010. As of March 31, 2010, the Company had remaining obligations under this agreement to Lion Capital for $45 million, which was settled in April 2010.

On January 11, 2010, the Company paid $110 million to Lion Capital as part of the acceleration of the Option Agreement (see Note 2) and on January 20, 2010 the Company purchased the sole voting share of Lion/Rally Cayman 6 from an affiliate of Lion Capital and thereby acquired full control of Russian Alcohol. The voting share comprised the remaining interest in Russian Alcohol that was not owned by the Company and was only available to the Company after the receipt of antimonopoly clearances for the acquisition from the Russian Federal Antimonopoly Commission and the Antimonopoly Committee of Ukraine, which the Company has since received.

Also as part of the November 2009 agreement with Lion Capital and Kylemore International Invest Corp. for the acquisition of Kylemore’s indirect equity interests in Russian Alcohol the Company paid $5.0 million in January 2010 and is to pay another $5.0 million on February 1, 2011 to Kylemore.

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

During the three months of 2010, the Company made sales to a restaurant which is partially owned by the Chief Executive Officer of the Company. All sales were made on normal commercial terms, and total sales for the three months ended March 31, 2010 and 2009 were approximately $21,100 and $24,600, respectively.

22. SUBSEQUENT EVENTS

On April 8, 2010, the Company, entered into a Preliminary Agreement on Sale of Shares (the “Preliminary Agreement”) with Eurocash S.A. (“Eurocash”) pursuant to which (i) the Company agreed to sell all shares of Astor sp. z o.o., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne sp. z o.o., Damianex S.A., Delikates sp. z o.o., Miro sp. z o.o., MTC sp. z o.o., Multi-Ex S.A., Onufry S.A., Panta-Hurt sp. z o.o., Polskie Hurtownie Alkoholi sp. z o.o., Premium Distributors sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi “Agis” S.A., Przedsiebiorstwo Handlu Spozywczego sp. z o.o. and Saol Dystrybucja sp. z o.o., representing 100% of the Company’s distribution business in Poland (the “Shares”), to Eurocash and (ii) Eurocash agreed to pay total consideration of 400 million PLN ($139.4 million) in cash, on a debt free, cash free basis, subject to potential price adjustments (if any) and Polish anti-trust approval (the “Total Consideration”). Under the terms of the Preliminary Agreement, the Total Consideration will be deposited into escrow to be released upon deletion of certain pledges from the Polish Register of Pledges; in any event, 75% of the Total Consideration will be released to the Company upon the lapse of 90 days from, and including, the closing date.

On April 8, 2010, the Company also entered into a Distribution Agreement with Eurocash pursuant to which Eurocash will distribute the Company’s portfolio of brands and exclusive import brands in Poland for a period of six years. CEDC plans to use this chain as well as other available distribution chains to sell its products, however, the Company does not consider the cash-flows to be generated from the agreement with Eurocash to be significant and believes that they will not exceed 10% of the sales of the Company.

On April 22, 2010, in accordance with the terms the Option Agreement dated November 19, 2009, the Company exercised its right to issue to Cayman 4 and Cayman 5, in settlement of consideration owed under the Lion Option Agreement, 799,330 shares and 278,745 shares, respectively, of the Company’s common stock. The Company claimed the exemption from registration contained in Section 4(2) of the Securities Act of 1933, in connection with the Share Issuance as the Share Issuance was a transaction by the issuer that did not involve a public offering. The impact of this share issuance was to repay $45 million of the $50 million of deferred consideration recorded as a liability as of March 31, 2010.

23. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued ASC Topic 810, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”). ASC 810 is a revision to FIN 46(R) and changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810 retains the scope of FIN 46(R) but added entities previously considered qualifying special purpose entities, or QSPEs, since the concept of these entities is eliminated in ASC Topic 860. ASC 810 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. Based on an analysis of the requirements of this standard, as of March 31, 2010, the Company decided to change the consolidation method applied to Whitehall Group from full consolidation to consolidation under the equity method. This change was applied retrospectively starting from the inception and all comparative period information presented in these consolidated financial statements has been adjusted appropriately. For detailed information, refer to Note 4.

24. OFF-BALANCE SHEET ARRANGEMENTS

None

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

In connection with the completion of these investments the Company completed three capital raising initiatives comprised of two public equity offerings, with net proceeds of approximately $491 million, and a notes offering with net proceeds of approximately $930 million. The primary use of the equity proceeds was to fund the remaining buyout of Parliament and to partially fund the remaining buyout of Russian Alcohol. The proceeds from the notes offering were used to (i) fund a portion of the buyout of Russian Alcohol, (ii) to refinance approximately $390 million of the Company’s outstanding Senior Secured Notes due in 2012, and (iii) to refinance approximately $264 million of debt in place in Russian Alcohol. As a result of the notes offering the Company has extended the maturities of a significant portion of its debt to 2016 and settled the majority of its payment obligations to Lion Capital for the purchase of Russian Alcohol.

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

Changes in Accounting Treatment

As described in Note 2 of the Consolidated Financial Statements, in June 2009, the FASB issued new guidance on variable interest entities. ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, amends current guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. ASU 2009-17 is effective for the Company from January 1, 2010. As a result of adoption ASC Topic 810, the Company changed from consolidation to the equity method of accounting for its 49% voting interest in Whitehall Group on May 23, 2008. As a result of requirements set out in ASC 810, the Company changed the method of consolidation of Whitehall Group, in which the Company controls 49% of voting interest from consolidation to the equity method of accounting. This change was applied retrospectively to all the periods presented in the financial statements. Adoption of requirements of ASC Topic 810 resulted as of December 31, 2009 in net decrease in assets of $108 million, liabilities of $85 million and non-controlling interest of $23 million. The following management discussion and analysis is prepared on the basis of the adjusted balances for 2009 and therefore does not include the consolidated results of operations for the Whitehall Group.

Also as described in Footnote number 4 of the Consolidated Financial Statements, on April 8, 2010 the Company entered into a binding agreement to sell the shares of its Polish alcohol distribution business and based upon the application of ASC 205-20, has presented these companies as a held for sale asset. As a result, the sales and costs of the Polish distribution business are no longer reflected in the results of operations above net income from continuing operations in 2010. For comparability purposes this has been applied retroactively to 2009 and is reflected in the below management discussion and analysis.

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

During 2009 and continuing this year, we have been active in integrating the recently acquired production companies into our Existing Operations. The acquisition and integration of these businesses into our operations have had a significant effect on our results of operations. As discussed below, these acquisitions have impacted our net sales, cost of goods sold, operating profit and equity earnings from affiliates.

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

In the process of refinancing the debt of Russian Alcohol through the proceeds of the 2016 Notes, the Company recognized in 2009 a one-time charge of approximately $13.9 million related to the write-off of capitalized financing cost and net charge of $3 million related to the closure of hedges associated with the prior financing. These charges are reflected in Other Financial Expenses.

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

The Company also has borrowings including its Convertible Notes due 2013 and Senior Secured Notes 2016 that are denominated in U.S. dollars and euro’s, which have been lent to its operations where the functional currency is the Polish zloty and Russian ruble. The effect of having debt denominated in currencies other than the Company’s functional currencies is to increase or decrease the value of the Company’s liabilities on that debt in terms of the Company’s functional currencies when those functional currencies depreciate or appreciate in value, respectively. As a result of this, the Company is exposed to gains and losses on the re-measurement of these liabilities. The table below summarizes the pre-tax impact of a one percent movement in each of the exchange rate which could result in a significant impact in the results of the Company’s operations.

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€380 million or approximately $511 million	$5.1 million gain/loss

Results of Operations:

Three months ended March 31, 2010 compared to three months ended March 31, 2009

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Three months ended
	March 31, 2010	March 31, 2009 (as adjusted, see Note 2)
Sales	$330,894	$184,172
Excise taxes	(181,088)	(113,400)
Net Sales	149,806	70,772
Cost of goods sold	75,674	37,880

Gross Profit	74,132	32,892

Operating expenses	48,878	20,516

Operating Income	25,254	12,376

Non operating income / (expense), net
Interest (expense), net	(25,676)	(9,872)
Other financial income / (expense), net	34,912	(90,342)
Other non operating income / (expense), net	(17,990)	581

Income / (loss) before taxes, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	16,500	(87,257)

Income tax benefit / (expense)	(3,170)	17,075
Less: Net (loss) attributable to noncontrolling interests in subsidiaries	—	(111)
Equity in net earnings / (losses) of affiliates	(1,821)	(20,865)

Net income / (loss) from continuing operations attributable to CEDC	$11,509	($90,936)

Discontinued operations
Income / (loss) from operations of distribution business (including impairment charge of $28.2 million)	(34,722)	3,828
Income tax (expense)	(151)	(552)

Income / (loss) on discontinued operations	(34,873)	3,276

Net (loss)	($23,364)	($87,660)

Net income / (loss) from continuing operations per share of common stock, basic	$0.17	($1.90)

Net income / (loss) from discontinued operations per share of common stock, basic	($0.50)	$0.07

Net (loss) from operations per share of common stock, basic	($0.34)	($1.83)

Net income / (loss) from continuing operations per share of common stock, diluted	$0.17	($1.90)

Net income / (loss) from discontinued operations per share of common stock, diluted	($0.50)	$0.07

Net (loss) from operations per share of common stock, diluted	($0.34)	($1.83)

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and exclusive imports and value added tax. Total net sales increased by approximately 111.6%, or $79.0 million, from $70.8 million for the three months ended March 31, 2009 to $149.8 million for the three months ended March 31, 2010. The increase was driven primarily by the consolidation of the Russian Alcohol resulting in an increase of $80 million. Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Sales Three months ended March 31,
	2010	2009
Segment
Poland	$48,438	$46,999
Russia	95,328	16,678
Hungary	6,040	7,095

Total Net Sales	$149,806	$70,772

Sales for Poland increased by $1.4 million from $47.0 million for the three months ending March 31, 2009 to $48.4 million for the three months ending March 31, 2010. This increase was driven by the strengthening of the Polish zloty against the U.S. dollar which resulted in an increase of approximately $9.3 million of sales in U.S. dollar terms. This increase was partially offset by a reduction of the sales from our vodka production units to our distribution companies of approximately $2.6 million and a decline in year on year sales of $5.2 which was driven by the overall soft economic environment and lower consumer spending. As the Polish distribution business is accounted for as a discontinued operation, sales to these entities are now recorded as third party sales in both periods. In anticipation of the sale of this business we have reduced inventory levels in the distribution companies to be more in line with our new distribution agreement with Eurocash. This resulted in the $2.6 million sales reduction noted above. In terms of the overall vodka market in Poland, we estimate that the overall vodka market has declined by 7%-9% in volume terms in the first quarter of 2010.

Sales for Russia increased by $78.7 million from $16.7 million for the three months ending March 31, 2009 to $95.3 million for the three months ending March 31, 2010. This increase was driven a combination of the strengthening of the Russian ruble against the U.S. dollar which accounted for approximately $2.3 million of the increase and the consolidation of the Russian Alcohol which was completed in April 2009, which accounted for approximately $80.0 million of the increase. The remaining difference represents a decline in year on year sales of $3.6 million (which represents a 4% decline over prior year sales after including the Russian Alcohol first quarter 2009 sales in total sales for that period) which was driven by the overall economic slowdown that took place in Russia with consumers continuing to spend less and trade down to lower priced products. We estimate that the overall vodka market in Russia was also down by 7%-9% in volume terms.

The Hungarian sales decline was driven mainly by the soft consumer environment and an excise tax increase on January 1, 2010.

Gross Profit

Total gross profit increased by approximately 125.2%, or $41.2 million, to $74.1 million for the three months ended March 31, 2010, from $32.9 million for the three months ended March 31, 2009, reflecting the increase in gross profit margins percentage in the three months ended March 31, 2009. Gross margin increased from 46.5% of net sales for the three months ended March 31, 2009 to 49.5% of net sales for the three months ended March 31, 2010. The primary factor resulting in the improved margin was the inclusion of the results of the Russian Alcohol, which operated at higher gross profit margin percentage the other businesses in the Group.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Operating expenses as a percent of net sales increased from 29% for the three months ended March 31, 2009 to 32.6% for the three months ended March 31, 2010. Total operating expenses increased by $28.4 million, from $20.5 million for the three months ended March 31, 2009 to $48.9 million for the three months ended March 31,

2010. The 2009 cost base was increased by the consolidation of Russian Alcohol which increased the cost base by $31.5 million for the three months ended March 31, 2010 and the impact of foreign exchange which increased operating expenses by $3.2 million. This adjusted cost base of $55.2 was then reduced by year on year costs savings of approximately $6.3 million. The table below sets forth the items of operating expenses.

	Three Months Ended March 31,
	2010	2009
	($ in thousands)
S,G&A	$41,813	$14,352
Marketing	4,776	4,405
Depreciation and amortization	2,289	1,759

Total operating expense	$48,878	$20,516

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A increased by approximately 190.3%, or $27.4 million, from $14.4 million for the three months ended March 31, 2009 to $41.8 million for the three months ended March 31, 2010. The change in total SG&A was primarily caused by the factors mentioned above, namely the consolidation of Russian Alcohol and the impact of foreign exchange rates lowered by cost savings initiatives.

Depreciation and amortization increased by approximately 27.8%, or $ 0.5 million, from $1.8 million for the three months ended March 31, 2009 to $2.3 million for the three months ended March 31, 2010 due to the impact of foreign exchange translation.

Operating Income

Total operating income increased by approximately 104.0%, or $12.9 million, from $12.4 million for the three months ended March 31, 2009 to $25.3 million for the three months ended March 31, 2010, primarily driven by the inclusion of Russian Alcohol in the results for the three months ended March 31, 2010. The table below summarizes the segmental split of operating profit.

	Operating Income Three months ended March 31,
	2010	2009
Segment
Poland	$10,040	$10,890
Russia	16,167	3,145
Hungary	1,077	607
Corporate Overhead
General corporate overhead	(1,171)	(1,302)
Option Expense	(859)	(964)

Total Operating Income	$25,254	$12,376

Operating income in Poland remained constant with lower sales, as described above, offset by the impact of appreciation of the Polish Zloty of $2.2 million and costs savings in Poland of $2.4 million.

The operating income in Russia increased by $13 million, driven by the consolidation of Russian Alcohol which contributed $12.8 million for the three months ending March 31, 2010, cost savings of $3.2 million and the appreciation of the Russian Ruble of $0.4 million. These increases we partially offset by lower sales volume as described above.

In Hungary operating income margins increased primarily due to the strength of the Hungarian Forint which resulted in improved margins as the majority of Hungary’s represent imports which are purchased in Euro’s.

Non Operating Income and Expenses

Total interest expense increased by approximately 159.6%, or $15.8 million, from $9.9 million for the three months ended March 31, 2009 to $25.7 million for the three months ended March 31, 2010. This increase is mainly a result of the additional interest from Senior Secured Notes due 2016 of $19.8 million. The incremental borrowings were used primarily to finance the remaining buy out of the Russian Alcohol which was completed in January 2010.

The Company recognized $34.9 million of unrealized foreign exchange rate gains in the three months ended March 31, 2010, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $90.3 million of losses in the three months ended March 31, 2009. This gain resulted from the strengthening of the Polish Zloty and Russian Ruble against the U.S. dollar and Euro.

Income Tax

Our effective tax rate for the three months ending March 31, 2010 was 19.2%, which is driven by the blended statutory tax rates rate of 19% in Poland and 20% in Russia.

Equity in Net Earnings

Equity in net earnings for the three months ending March 31, 2010 include Company’s proportional share of net income from its investments in the Whitehall Group.

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

Financing Arrangements

Existing Credit Facilities

As of March 31, 2010, $25.4 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

As of March 31, 2010, the Company had utilized approximately $83.6 million of a multipurpose credit line agreement in connection with the 2007 tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company and are secured by 33.95% of the share capital of Polmos Bialystok S.A. The indebtedness under the credit line agreement of $62.7 million and of $20.9 million matures on February 24, 2011 and on August 11, 2010, respectively.

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

On July 2, 2008, the Company entered into a Facility Agreement with Bank Handlowy w Warszawie S.A., which provided for a term loan facility of $40 million, of which $26.7 million was outstanding as at March 31, 2010. The term loan matures on July 4, 2011 and is guaranteed by CEDC, Carey Agri and certain other subsidiaries of the Company and is secured by all of the shares of capital stock of Carey Agri and subsequently will be further secured by shares of capital stock in certain other subsidiaries of CEDC.

Senior Secured Notes due 2012

In connection with the Bols and Polmos Bialystok acquisitions, on July 25, 2005 the Company completed the issuance of €325 million 8% Senior Secured Notes due 2012 (the “2012 Notes”), of which approximately €245 million remained payable as of December 31, 2009. On January 4, 2010 the Company completed the redemption of its Senior Secured Notes due 2012 with the final payment of all outstanding principle, accrued interest and call premium, when the trustee released the cash of €263.9 million (approximately $380.4 million), recorded in Restricted Cash at year end, thus the relieving the Company of all of its remaining obligations under the Senior Secured Notes indenture.

On January 4, 2010 the Company completed the redemption of its Senior Secured Notes due 2012 with the final payment of all outstanding principle, accrued interest and call premium, releasing the cash of €263.9 million (approximately $380.4 million).

Convertible Senior Notes due 2013

On March 7, 2008, the Company completed the issuance of $310 million aggregate principal amount of 3% Convertible Senior Notes due 2013 (the “Convertible Notes”). Interest is due semi-annually on the 15th of March and September, beginning on September 15, 2008. The Convertible Senior Notes are convertible in certain circumstances into cash and, if applicable, shares of our common stock, based on an initial conversion rate of 14.7113 shares per $1,000 principle amount, subject to certain adjustments. Upon conversion of the notes, the Company will deliver cash up to the aggregate principle amount of the notes to be converted and, at the election of the Company, cash and/or shares of common stock in respect to the remainder, if any, of the conversion obligation. The proceeds from the Convertible Notes were used to fund the cash portions of the acquisition of Copecresto Enterprises Limited and Whitehall Group.

Senior Secured Notes due 2016

On December 2, 2009, the Company issued and sold $380 million 9.125% Senior Secured Notes due 2016 and €380 million 8.875% Senior Secured Notes due 2016 in an offering to institutional investors that is exempt from registration under the U.S. Securities Act of 1933. The Company used a portion of the net proceeds from the Senior Secured Notes due 2016 to redeem the Company’s outstanding 8% Senior Secured Notes due 2012. The remainder of the net proceeds from the Senior Secured Notes due 2016 was used to (i) purchase Lion Capital’s remaining equity interest in Russian Alcohol by exercising the Lion Option and the Co-Investor Option, pursuant to the terms and conditions of the Lion Option Agreement and the Co-Investor Option Agreement, respectively (ii) repay all amounts outstanding under Russian Alcohol credit facilities and (iii) repay certain other indebtedness.

Statement of Liquidity and Capital Resources

During the period under review, the Company’s primary sources of liquidity were cash flows generated from operations, credit facilities and proceeds from options exercised. The Company’s primary uses of cash were to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The following table sets forth selected information concerning the Company’s consolidated cash flow during the periods indicated.

	Three months ended March 31, 2010	Three months ended March 31, 2009
	($ in thousands)
Cash flow from operating activities	$33,271	$(4,827)
Cash flow from investing activities	$338,149	$97
Cash flow from financing activities	$(348,766)	$(12,479)

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Net cash provided by operating activities for the three months ended March 31, 2010 was $33.3 million as compared to cash utilization of $4.8 million for the three months ended March 31, 2009. Working capital movements included $32.4 million of cash inflows for the three months ended March 31, 2010 as compared to $9.6 million of cash outflows for the three months ended March 31, 2009. The primary driver for this was the improvement in receivables collection process which generated $169.6 million of cash inflows in 2010 as compared to $69.9 million in 2009.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets as well as the release of cash from escrow. Net cash outflows for the three months ended March 31, 2010 was $338.1 million. In December 2009, the Company funded into escrow a portion of the proceeds from the 2016 Senior Note issued to be used to repay the 2012 Senior Notes as well as the remaining cash portion of the deferred consideration to Lion Capital related to the acquisition of Russian Alcohol. These funds were then released in January 2010 resulting in a cash inflow from restricted cash of $481.3 million. The $135.9 million of cash out flow primarily represents the remaining cash obligations paid as a result of the final buy out of Russian Alcohol completed in January 2010, of which $100 million came from the release of restricted cash. Additionally $6 million of cash was used to purchase the Urozhay trade mark in Russia.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash used in financing activities was $348.8 million for the three months ended March 31, 2010 as compared to $12.5 million for the three months ended March 31, 2009. The primary uses in the three months ended March 31, 2010 were repayment of 2012 Senior Notes for $367.9 million which includes $353.8 million of principle and 4% early redemption premium of $14.1 million. The cash inflow of $7.5 million represents the loan repayment from the Whitehall Group, an equity investment of the Company.

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

On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. Pursuant to the terms of this amendment, the Company paid to the seller $5,876,351 in cash, and issued to the seller 2,100,000 shares of its common stock, in settlement of a minimum share price guarantee by the Company, and later made an additional cash payment of $2,000,000 on March 15, 2009. The first portion of deferred payments already due under the original Stock Purchase Agreement amounting to €8,050,411 was paid on August 4, 2009 and the remaining portion of €8,303,630 was paid on September 15, 2009. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall Group, which represents an increase in the Company’s economic stake from 75% to 80%.

Pursuant to the Whitehall Group shareholders’ agreement, Polmos Bialystok has the right to purchase, and the other shareholder has the right to require Polmos Bialystok to purchase, all (but not less than all) of the shares of Whitehall Group capital stock held by such shareholder. Either of these rights may be exercised at any time, subject, in certain circumstances, to the consent of third parties. The aggregate price that the Company would be required to pay in the event either of these rights is exercised will fall within a range determined based on Whitehall Group’s EBIT as well as the EBIT of certain related businesses, during two separate periods: (1) the period from January 1, 2008 through the end of the year in which the right is exercised, and (2) the two full financial years immediately preceding the end of the year in which the right is exercised, plus, in each case, the time-adjusted value of any dividends paid by Whitehall Group. Subject to certain limited exceptions, the exercise price will be (A) no less than the future value as of the date of exercise of $32.0 million and (B) no more than the future value as of the date of exercise of $89.0 million, plus, in each case, the time-adjusted value of certain dividends paid by Whitehall Group.

Effects of Inflation and Foreign Currency Movements

Inflation in Poland is projected at 2.3% for 2010, compared to actual inflation of 3.5% in 2009. In Russia and Hungary respectively, the projected inflation for 2010 is at 6.9% and 4.4%, compared to actual inflation of 8.8% and 5.6% in 2009.

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

The Company has borrowings including its Convertible Notes due 2013 and Senior Secured Notes due 2016 that are denominated in U.S. dollars and euros, which have been lent to its operations where the functional currency is the Polish zloty and Russian ruble. The effect of having debt denominated in currencies other than the Company’s functional currencies is to increase or decrease the value of the Company’s liabilities on that debt in terms of the Company’s functional currencies when those functional currencies depreciate or appreciate in value respectively. As a result of this, the Company is exposed to gains and losses on the re-measurement of these liabilities. The table below summarizes the pre-tax impact of a one percent movement in each of the exchange rate which could result in a significant impact in the results of the Company’s operations.

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€380 million or approximately $511 million	$5.1 million gain/loss

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

The Company tested goodwill for impairment Domestic Distribution that disclosed as discontinued operations in the financial statements as at March 31, 2010. In order to present the discontinued operations at fair value we have recognized in the three month period ended March 31, 2010 an impairment charge of $ 28.2 million that was included in the results of the discontinued operations presented in the condensed consolidated statement of operations.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued ASC Topic 810, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”). ASC 810 is a revision to FIN 46(R) and changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810 retains the scope of FIN 46(R) but added entities previously considered qualifying special purpose entities, or QSPEs, since the concept of these entities is eliminated in ASC Topic 860. ASC 810 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. Based on the analysis of requirements of this standard, as of March 31, 2010, the Company decided to change the consolidation method of Whitehall Group from full consolidation to consolidation under the equity method. This change was applied retrospectively starting from the inception and all comparative period information presented in these consolidated financial statements have been adjusted appropriately.

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

The Company has borrowings including its Convertible Notes due 2013 and Senior Secured Notes 2016 that are denominated in U.S. dollars and euro’s, which have been lent to its operations where the functional currency is the Polish zloty and Russian ruble. The effect of having debt denominated in currencies other than the Company’s functional currencies is to increase or decrease the value of the Company’s liabilities on that debt in terms of the Company’s functional currencies when those functional currencies depreciate or appreciate in value respectively. As a result of this, the Company is exposed to gains and losses on the re-measurement of these liabilities. The table below summarizes the pre-tax impact of a one percent movement in each of the exchange rate which could result in a significant impact in the results of the Company’s operations.

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€380 million or approximately $511 million	$5.1 million gain/loss

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

[None]

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Exhibit Description

3.1*	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed with the SEC on May 3, 2006 and incorporated herein by reference).

10.1	Amended and Restated Employment Agreement, dated January 1, 2010, by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 12, 2010 and incorporated herein by reference).

10.2	Amended and Restated Employment Agreement, dated January 1, 2010, by and between Central European Distribution Corporation and Christopher Biedermann (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 12, 2010 and incorporated herein by reference).

10.3	Amended and Restated Employment Agreement, dated January 1, 2010, by and between Central European Distribution Corporation and Evangelos Evangelou (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 12, 2010 and incorporated herein by reference).

10.4	Amended and Restated Employment Agreement, dated January 1, 2010, by and between Central European Distribution Corporation and James Archbold (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on March 12, 2010 and incorporated herein by reference).

10.5	Amended and Restated Executive Bonus Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on March 12, 2010 and incorporated herein by reference).

31.1*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)

Date: May 10, 2010	By:	/s/ William V. Carey
William V. Carey
President and Chief Executive Officer

Date: May 10, 2010	By:	/s/ Chris Biedermann
Chris Biedermann
Vice President and Chief Financial Officer