Form 10-Q
period 2010-06-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2010-08-09
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

The number of shares outstanding of each class of the issuer’s common stock as of August 4, 2010: Common Stock ($.01 par value) 70,669,370

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

Amounts in columns expressed in thousands

(except share information)

	June 30, 2010	December 31, 2009 (as adjusted see Note 2)
ASSETS

Current Assets
Cash and cash equivalents	$125,560	$126,439
Restricted cash	0	481,419
Accounts receivable, net of allowance for doubtful accounts of $38,283 and $37,630 respectively	294,485	475,126
Inventories	79,188	92,216
Prepaid expenses and other current assets	26,808	33,302
Loans granted	0	1,608
Loans granted to affiliates	0	7,635
Deferred income taxes	70,723	82,609
Current assets of discontinued operations	156,381	267,561

Total Current Assets	753,145	1,567,915

Intangible assets, net	696,974	773,222
Goodwill, net	1,376,968	1,484,072
Property, plant and equipment, net	215,431	215,916
Deferred income taxes	49,304	27,123
Equity method investment in affiliates	230,067	244,504
Non-current assets of discontinued operations	63,733	101,778

Total Non-Current Assets	2,632,477	2,846,615

Total Assets	$3,385,622	$4,414,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$60,790	$113,006
Bank loans and overdraft facilities	122,795	81,053
Income taxes payable	3,027	3,827
Taxes other than income taxes	88,730	208,784
Other accrued liabilities	87,017	91,435
Short-term obligations under Senior Notes	0	358,943
Current portions of obligations under capital leases	374	481
Deferred consideration	5,000	160,880
Current liabilities of discontinued operations	119,176	194,761

Total Current Liabilities	486,909	1,213,170

Long-term debt, less current maturities	29,969	106,043
Long-term obligations under capital leases	676	480
Long-term obligations under Senior Notes	1,118,711	1,205,467
Long-term accruals	2,200	3,214
Deferred income taxes	174,304	198,174
Non-current liabilities of discontinued operations	696	2,820

Total Long Term Liabilities	1,326,556	1,516,198

Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 70,666,770 and 69,411,845 shares issued at June 30, 2010 and December 31, 2009, respectively)	707	694
Additional paid-in-capital	1,340,445	1,296,391
Retained earnings	163,557	264,917
Accumulated other comprehensive income of continuing operations	68,683	120,389
Accumulated other comprehensive income / (loss) of discontinued operations	(1,085)	2,921
Less Treasury Stock at cost (246,037 shares at June 30, 2010 and December 31, 2009, respectively)	(150)	(150)

Total CEDC Stockholders’ Equity	1,572,157	1,685,162

Total Equity	1,572,157	1,685,162

Total Liabilities and Stockholders’ Equity	$3,385,622	$4,414,530

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Amounts in columns expressed in thousands

(except per share information)

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009 (as adjusted)	June 30, 2010	June 30, 2009 (as adjusted)

Sales	$379,874	$375,450	$710,768	$559,622
Excise taxes	(204,277)	(199,559)	(385,365)	(312,959)
Net Sales	175,597	175,891	325,403	246,663
Cost of goods sold	87,119	84,546	162,793	122,426

Gross Profit	88,478	91,345	162,610	124,237

Operating expenses	47,252	54,011	96,130	74,527
Gain on remeasurement of previously held equity interests	0	(225,605)	0	(225,605)
Impairment charge	0	20,309	0	20,309

Operating Income	41,226	242,630	66,480	255,006

Non operating income / (expense), net
Interest (expense), net	(26,423)	(20,789)	(52,099)	(30,661)
Other financial income / (expense), net	(111,698)	61,532	(76,786)	(28,810)
Amortization of deferred charges	0	(11,231)	0	(11,231)
Other non operating income / (expense), net	6,638	(8,838)	(11,352)	(8,257)

Income / (loss) before taxes, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	(90,257)	263,304	(73,757)	176,047

Income tax benefit / (expense)	17,918	(51,663)	14,748	(34,588)
Less: Net income attributable to noncontrolling interests in subsidiaries	0	2,249	0	2,138
Equity in net earnings / (losses) of affiliates	2,265	2,013	444	(18,852)

Net income /(loss) from continuing operations attributable to CEDC	($70,074)	$211,405	($58,565)	$120,469

Discontinued operations
Income / (loss) from operations of distribution business (including impairment charge of $28.2 million in 6 months ended June 30, 2010)	(7,963)	2,664	(42,685)	6,492
Income tax (expense) / benefit	41	(342)	(110)	(895)

Income / (loss) on discontinued operations	(7,922)	2,322	(42,795)	5,597

Net income / (loss)	($77,996)	$213,727	($101,360)	$126,066

Net income / (loss) from continuing operations per share of common stock, basic	($1.00)	$4.30	($0.84)	$2.48

Net income / (loss) from discontinued operations per share of common stock, basic	($0.11)	$0.05	($0.61)	$0.12

Net income / (loss) from operations per share of common stock, basic	($1.11)	$4.35	($1.45)	$2.60

Net income / (loss) from continuing operations per share of common stock, diluted	($1.00)	$4.28	($0.84)	$2.47

Net income / (loss) from discontinued operations per share of common stock, diluted	($0.11)	$0.05	($0.61)	$0.11

Net income / (loss) from operations per share of common stock, diluted	($1.11)	$4.33	($1.45)	$2.58

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (UNAUDITED)

Amounts in columns expressed in thousands

(except per share information)

	Common Stock						Accumulated	Accumulated
	Common Stock		Treasury Stock				other	other
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	comprehensive income of continuing operations	comprehensive income of discontinued operations	Total

Balance at December 31, 2009 (as reported)	69,412	$694	246	($150)	$1,296,391	$264,917	$123,310	$0	$1,685,162

Impact of discontinued operations	0	0	0	0	0	0	(2,921)	2,921	0
Balance at December 31, 2009 (as adjusted)	69,412	694	246	(150)	1,296,391	264,917	$120,389	$2,921	$1,685,162

Net (loss) for 2010	0	0	0	0	0	(101,360)	0	0	(101,360)
Foreign currency translation adjustment	0	0	0	0	0	0	(51,706)	(4,006)	(55,712)
Common stock issued in connection with options	177	2	0	0	2,721	0	0	0	2,723

Common stock issued in connection with acquisitions	1,078	11	0	0	41,333	0	0	0	41,344
Balance at June 30, 2010	70,667	$707	246	($150)	$1,340,445	$163,557	$68,683	($1,085)	$1,572,157

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

Amounts in columns expressed in thousands

	Six months ended June 30,
	2010	2009
		(as adjusted)
Cash flows from operating activities of continuing operations
Net income / (loss)	($101,360)	$126,066
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Net income / (loss) from discontinued operations	42,795	(5,597)
Depreciation and amortization	8,389	5,626
Deferred income taxes	(20,305)	(39,396)
Unrealized foreign exchange / losses	82,679	29,265
Cost of debt extinguishment	14,114	0
Stock options expense	1,672	1,924
Dividends received	11,399	0
Hedge fair value revaluation	0	4,259
Equity income in affiliates	(444)	18,852
Gain on fair value remeasurement of previously held equity interest, net of impairment	0	(151,893)
Other non cash items	11,919	1,707
Changes in operating assets and liabilities:
Accounts receivable	149,610	107,976
Inventories	3,890	(6,666)
Prepayments and other current assets	(4,750)	3,215
Trade accounts payable	(42,918)	(54,083)
Other accrued liabilities and payables	(114,152)	(4,764)

Net cash provided by operating activities from continuing operations	42,538	36,491

Cash flows from investing activities of continuing operations
Investment in fixed assets	(1,306)	(8,534)
Proceeds from the disposal of fixed assets	0	2,124
Changes in restricted cash	481,419	0
Investment in trademarks	(6,000)	0
Acquisitions of subsidiaries, net of cash acquired	(135,964)	140,776

Net cash provided by investing activities from continuing operations	338,149	134,366

Cash flows from financing activities of continuing operations
Borrowings on bank loans and overdraft facility	18,568	5,505
Payment of bank loans, overdraft facility and other borrowings	(21,664)	(58,676)
Payment of Senior Secured Notes	(367,954)	0
Hedge closure	0	(1,940)
Repayment of short term capital leases	0	(1,159)
Proceeds from short term capital leases	244	0
Transactions with equity holders	7,500	(7,876)
Options exercised	1,976	276

Net cash (used in) financing activities from continuing operations	(361,330)	(63,870)

Cash flows from discontinued operations
Net cash provided by / (used in) operating activities of discontinued operations	1,625	5,638
Net cash provided by / (used in) investing activities of discontinued operations	(330)	(85)
Net cash provided by / (used in) financing activities of discontinued operations	(1,841)	(3,296)

Net cash provided by / (used in) discontinued operations	(546)	2,257

Adjustment to reconcile the change in cash balances of discontinued operations	546	(2,257)
Currency effect on brought forward cash balances	(20,236)	6,984
Net Increase / (Decrease) in Cash	(879)	113,971
Cash and cash equivalents at beginning of period	126,439	107,601

Cash and cash equivalents at end of period	$125,560	$221,572

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$41,344	$19,047

Supplemental disclosures of cash flow information
Interest paid	$75,051	$19,939
Income tax paid	$18,053	$2,568

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (“CEDC”), a Delaware corporation, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. The Company is Central Europe’s largest integrated spirit beverages business. The Company is also a leading vodka producer by value and volume in Poland and Russia and produces the Absolwent, Zubrowka, Bols, Parliament, Green Mark, Soplica and Zhuravli brands, among others. In addition, it produces and distributes Royal Vodka, the number one selling vodka in Hungary. As well as sales and distribution of its own branded spirits, the Company is a leading exclusive importer of wines and spirits in Poland, Russia and Hungary. As disclosed further in Note 2 and Note 5, due to the sale of its distribution business completed on August 2, 2010 the Company has presented the distribution business as a discontinued operation in these financial statements.

2.	BASIS OF PRESENTATION

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our Company consolidates all entities that we control by ownership of a majority voting interest.

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date except for presentation and disclosure requirements resulting from discontinued operations described in the paragraphs below as well as the deconsolidation of Whitehall Group on the basis of requirements set forth in ASC 810 both of which resulted in retrospective application, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The unaudited interim financial statements should be read with reference to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

As a result of requirements set out in ASC 810, the Company changed the method of consolidation of Whitehall Group, in which the Company controls 49% of the voting interest from consolidation to the equity method of accounting. This change was applied retrospectively to all the periods presented in the financial statements. Please refer to Note 4 for details.

For the purpose of financial reporting Management analyzed the requirements of U.S. GAAP (mainly ASC 360-10 PP&E and ASC 205-20 Presentation of Financial Statements) and concluded that as of March 31, 2010, the Company’s activities met the required criteria and therefore it is necessary to present its distribution business, described below, as a component held for sale. As of June 30, 2010 there have not been any changes in that determination.

The table below presents the impact from the change in the presentation of the Company’s distribution business to discontinued operations as well as the impact of the adoption of ASC Topic 810 in relation to Whitehall Group on the Consolidated Statements of Operations and Consolidated Balance Sheet of the Company as of December 31, 2009 in comparison to information previously filed in the Company’s Form 10-K for 2009.

	December 31, 2009 (as adjusted)	Whitehall Group	Distribution business	December 31, 2009 (as reported)
Total Current Assets	$1,567,915	$(121,629)	$73,414	$1,616,130
Total Non-Current Assets	2,846,615	13,502	2,350	2,830,763
Total Current Liabilities	1,213,170	(85,238)	74,155	1,224,253
Total Long Term Liabilities	1,516,198	0	1,608	1,514,590
Redeemable noncontrolling interests in Whitehall Group	0	(22,888)	0	22,888

	Three months ended June 30, 2009 (as adjusted)	Distribution business (-)	Whitehall Group (-)	Three months ended June 30, 2009 (as reported)

Net Sales	$175,891	$158,944	$27,270	$362,105
Gross Profit	91,345	17,256	11,094	119,696

Operating Income	242,630	3,244	1,350	247,224

Income before taxes, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	263,304	2,664	2,436	268,404

Income tax (expense)	(51,663)	(342)	(334)	(52,339)
Less: Net income attributable to noncontrolling interests in subsidiaries	2,249	0	0	2,249
Less: Net income attributable to noncontrolling interests in Whitehall Group	0	0	543	543
Equity in net earnings / (losses) of affiliates	2,013	0	(1,560)	453

Net income from continuing operations attributable to CEDC	$211,405	$2,322	$0	$213,726

Income / (loss) on discontinued operations	2,322	(2,322)	0	0

Net income	$213,727	$0	$0	$213,726

	Six months ended June 30, 2009 (as adjusted)	Distribution business (-)	Whitehall Group (-)	Six months ended June 30, 2009 (as reported)

Net Sales	$246,663	$279,359	$53,975	$579,997
Gross Profit	124,237	35,415	21,206	180,858

Operating Income	255,006	8,061	4,463	267,530

Income / (loss) before taxes, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	176,047	6,492	(1,951)	180,588

Income tax benefit / (expense)	(34,588)	(895)	708	(34,775)
Less: Net income attributable to noncontrolling interests in subsidiaries	2,138	0	0	2,138
Less: Net income attributable to noncontrolling interests in Whitehall Group	0	0	(358)	(358)
Equity in net earnings / (losses) of affiliates	(18,852)	0	885	(17,967)

Net income from continuing operations attributable to CEDC	$120,469	$5,597	$0	$126,066

Income / (loss) on discontinued operations	5,597	(5,597)	0	0

Net income	$126,066	$0	$0	$126,066

3.	ACQUISITIONS

Acquisitions made prior to December 31, 2008 were accounted for in accordance with SFAS No. 141, “Business Combinations.” Effective January 1, 2009, all business combinations are accounted for in accordance with SFAS 141R that has been codified as ASC Topic 805 “Business Combinations.”

On April 22, 2010, in accordance with the terms the Option Agreement dated November 19, 2009, the Company exercised its right to issue to Cayman 4 and Cayman 5, in settlement of consideration owed under the Lion Option Agreement, 799,330 shares and 278,745 shares, respectively, of the Company’s common stock (the “Share Issuance”). The Company claimed the exemption from registration contained in Section 4(2) of the Securities Act of 1933, in connection with the Share Issuance as the Share Issuance was a transaction by the issuer that did not involve a public offering. The impact of the Share Issuance was to repay $45 million of the $50 million of deferred consideration recorded as a liability as of March 31, 2010.

4.	IMPACT OF ASC TOPIC 810 ON ACCOUNTING FOR WHITEHALL GROUP

In June 2009, the FASB issued new guidance on variable interest entities. ASU 2009-17, Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“VIE”), amended prior guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Determining who consolidates a VIE is based on two requirements: (i) who has the power over key decisions, and (ii) who has obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. If one party has both, then that party consolidates the entity. Power is based on who controls the decisions that most significantly impact the economic activities of the entity.

Except for the amount of $7.6 million that was lent at market rates as working capital by the Company to the Whitehall Group, which was repaid in the first quarter of 2010, there were no transfers of financial assets to the VIE as the Whitehall Group is generally a self financing entity. The Company does not have any continuing involvement with transferred financial assets that allow the transferors to receive cash flows or other benefits from the assets or requires the transferors to provide cash flows or other assets in relation to the transferred financial assets.

According to the Whitehall Group shareholder’s agreement, Whitehall Group shall be under the sole effective control of its majority shareholder Mark Kaufman or one of his affiliates acting in the capacity of CEO. Mark Kaufman shall be responsible for the management and operations of Whitehall Group’s business, his actions in certain areas are, however, dependant on the consent of the board of directors.

ASU 2009-17 is effective for the Company from January 1, 2010. Due to the revision of ASC Topic 810, including the redefining of ‘control’, and because the day-to-day control over the business has been delegated to the CEO - Mark Kaufman and the list of activities for which the Company has overview is limited, the Company changed the accounting treatment for its 49% voting interest in Whitehall Group from consolidation to the equity method of accounting.

Adoption of the requirements of ASC Topic 810 resulted as of December 31, 2009 in net decrease in assets of $108 million, liabilities of $85 million and non-controlling interest of $23 million. Please refer to Note 2 for the disclosure impact of adoption of ASC Topic 810 on the consolidated financial statements of the Company as of December 31, 2009. As of June 30, 2010 we continue to hold 50% minus one vote of the voting power and 80% of the total economic shares of Whitehall.

5.	DISCONTINUED OPERATIONS

For the purpose of financial reporting we analyzed the requirements of US-GAAP (mainly ASC 360-10 PP&E and ASC 205-20 Presentation of Financial Statements) and concluded that as of March 31, 2010, the Company’s activities met the required criteria defined in these standards and therefore it is necessary to present its distribution business, described below, as a component held for sale. As of June 30, 2010 there have not been any changes in that determination.

On April 8, 2010, the Company, through its wholly owned subsidiary Carey Agri International Poland sp. z o.o. (“Carey Agri), entered into a Preliminary Agreement on Sale of Shares (the “Preliminary Agreement”) with Eurocash S.A. (“Eurocash”) pursuant to which (i) the Company agreed to sell all shares of Astor sp. z o.o., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne sp. z o.o., Damianex S.A., Delikates sp. z o.o., Miro sp. z o.o., MTC sp. z o.o., Multi-Ex S.A., Onufry S.A., Panta-Hurt sp. z o.o., Polskie Hurtownie Alkoholi sp. z o.o., Premium Distributors sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi “Agis” S.A., Przedsiebiorstwo Handlu Spozywczego sp. z o.o. and Saol Dystrybucja sp. z o.o., representing 100% of the Company’s distribution business in Poland to Eurocash and (ii) Eurocash agreed to pay total consideration of 400 million Polish zlotys ($118 million) in cash, on a debt free, cash free basis, subject to potential price adjustments (if any) and Polish anti-trust approval (the “Total Consideration”). Under the terms of the Preliminary Agreement, the Total Consideration will be deposited into an escrow account to be released upon deletion of security by Eurocash; in any event, 75% of the Total Consideration will be released to the Company 90 days following the transaction closing date.

In addition, On April 8, 2010, the Company also entered into a Distribution Agreement with Eurocash pursuant to which Eurocash will distribute the Company’s portfolio of brands and exclusive import brands in Poland for a period of six years.

Closing of the transaction was completed on August 2, 2010.

During the six month period ended June 30, 2010 the Company recorded an impairment charge related to goodwill upon the sale of the distribution business of $28.2 million. The results of the distribution business are included in earnings from discontinued operations, net of taxes, for all periods presented. The net assets associated with the Polish distribution business, totaling approximately 400 million Polish zlotys ($118 million), were classified as assets and liabilities of discontinued operations as at June 30, 2010.

The Company will continue to generate cash flows with the distribution business after its sale to Eurocash as the Company has signed a six year agreement with Eurocash for the distribution of certain of CEDC’s portfolio of own brands and exclusive import brands in Poland. Management has concluded, however, that the significant portion of the sold distribution business was the sale of products other than CEDC’s. CEDC estimates that sales of its products through the distribution network being subject of sale will not exceed 10% of the sales of the Company, on a consolidated basis. Management does not consider the cash flows expected to be generated under the distribution agreement with Eurocash to be significant in the future. Results of discontinued operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net sales	$143,243	$158,944	$298,261	$279,358

Earnings/(losses) from operations before taxes	(7,963)	2,664	(14,517)	6,492
Taxes on earnings — operations	41	(342)	(110)	(895)
Goodwill Impairment	0	0	(28,168)	0

Earnings/(losses) from discontinued operations	($7,922)	$2,322	($42,795)	$5,597

The following table includes the consolidated assets and liabilities of the distribution business that have been segregated and classified as assets held for sale and liabilities related to assets held for sale, as appropriate, in the consolidated condensed balance sheets as at June 30, 2010 and comparative data as at December 31, 2009. The amounts presented below were adjusted to exclude intercompany receivables and payables between the business held for sale and the Company, which were excluded from the divestiture.

The Company has taken the impairment charge of $ 28.2 million to goodwill on its distribution business in order to record the net assets at their estimated fair value.

	June 30, 2010	December 31, 2009
Cash	$11,002	$14,253
Trade receivables, less allowances	77,485	136,077
Inventories	59,077	104,391
Prepaid expenses and Other receivables	8,817	12,840

Total current assets	156,381	267,561

Plant and equipment, net	15,171	16,179
Goodwill	47,429	84,766
Intangible assets, net	1,133	833

Total noncurrent assets	63,733	101,778

Payables and accrued liabilities	108,451	178,902
Current portion long-term debt	10,725	15,859

Total current liabilities	119,176	194,761

Long-term debt	696	2,500
Other long term liabilities	0	320

Total noncurrent liabilities	$696	$2,820

6.	RESTRICTED CASH

On the balance sheet as of December 31, 2009 the Company disclosed restricted cash of $481 million that included €264 million (approximately US $381 million as of December 31, 2009) as repayment of Senior Secured Notes due 2012 to be settled in 2010 and $100 million funded into escrow and recorded as Restricted Cash for the remaining obligations under the Russian Alcohol acquisition.

On January 4, 2010 the Company completed the redemption of its Senior Secured Notes due 2012 with the final payment of all outstanding principle, accrued interest and the call premium, releasing the cash of €263.9 million (approximately $381 million) and on January 11, 2010, the Company paid $100 million to Lion to settle the Russian Alcohol acquisition.

7.	INTANGIBLE ASSETS OTHER THAN GOODWILL

The major components of intangible assets are:

	June 30, 2010	December 31, 2009
Non-amortizable intangible assets:
Trademarks	$715,815	$795,543
Impairment	($18,991)	(22,589)

Total	696,824	772,954
Amortizable intangible assets:
Customer relationships	713	847
Less accumulated amortization	(563)	(579)

Total	150	268

Total intangible assets	$696,974	$773,222

Management considers trademarks that are indefinite-lived assets to have high or market-leader brand recognition within their market segments based on the length of time they have existed, the comparatively high volumes sold and their general market positions relative to other products in their respective market segments. These trademarks include Soplica, Zubrowka, Absolwent, Royal, Parliament, Green Mark, Zhuravli and the rights for Bols Vodka in Poland, Hungary and Russia. On February 8, 2010 the Company purchased the Urozhay brand rights for $6 million. Taking the above into consideration, as well as the evidence provided by analyses of vodka products life cycles, market studies, competitive and environmental trends, we believes that these brands will generate cash flows for an indefinite period of time, and that the useful lives of these brands are therefore indefinite. In accordance with ASC Topic 350-30, intangible assets with an indefinite life are not amortized but are reviewed at least annually for impairment.

8.	EQUITY METHOD INVESTMENTS IN AFFILIATES

We hold the following investments in unconsolidated affiliates:

		Carrying Value
	Type of affiliate	June 30, 2010	December 31, 2009
Whitehall Group	Equity-Accounted Affiliate	230,067	244,504

	Total Carrying value	$230,067	$244,504

The Company has effective voting interests of 49% in Whitehall Group and 25% in Moet Hennessy JV that is included in Whitehall Group.

The summarized financial information of investments are shown in the below table with the balance sheet financial information reflecting Whitehall Group and its joint venture with Moet Hennessy consolidated under the equity method as of December 31, 2009. The results from operations for the six months ended June 30, 2009 include the results of Whitehall Group and its joint venture together with the results of Russian Alcohol that were consolidated under the equity method until April 24, 2009.

	Total June 30, 2010	Total December 31, 2009
Current assets	$71,256	$129,737
Noncurrent assets	93,310	93,137
Current liabilities	38,560	86,067
Noncurrent liabilities	0	7,635

	Total Three months ended June 30,		Total Six months ended June 30,
	2010	2009	2010	2009
Net sales	$32,894	$27,270	$56,544	$134,766
Gross profit	12,529	11,094	19,800	63,375
Income/(loss) from continuing operations	2,825	2,507	556	(42,914)
Net income/(loss)	2,825	2,507	556	(42,914)
Net income/(loss) attributable to the registrant	2,265	2,013	444	(18,852)

9.	COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income/(loss) includes net income adjusted by, among other items, foreign currency translation adjustments and our proportionate share of the comprehensive income/(loss) of our equity method affiliates. The foreign translation losses/gains on the re-measurements from foreign currencies to U.S. dollars are classified separately as a component of accumulated other comprehensive income included in stockholders’ equity.

As of June 30, 2010, our functional currencies (Polish zloty, Russian ruble and Hungarian forint) used to translate the balance sheet weakened against the U.S. dollar as compared to the exchange rate as of December 31, 2009, and as a result a comprehensive loss was recognized.

10.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic:
Net income / (loss) from continuing operations attributable to CEDC shareholders	($70,074)	$211,405	($58,565)	$120,469
Income / (loss) on discontinued operations	(7,922)	2,322	(42,795)	5,597

Net income/(loss)	($77,996)	$213,727	($101,360)	$126,066

Weighted average shares of common stock outstanding (used to calculate basic EPS)	70,135	49,213	69,667	48,568
Net effect of dilutive employee stock options based on the treasury stock method	286	217	345	127

Weighted average shares of common stock outstanding (used to calculate diluted EPS)	70,421	49,430	70,013	48,695

Net income / (loss) per common share - basic:
Continuing operations	($1.00)	$4.30	($0.84)	$2.48
Discontinued operations	($0.11)	$0.05	($0.61)	$0.12

	($1.11)	$4.35	($1.45)	$2.60

Net income / (loss) per common share - diluted:
Continuing operations	($1.00)	$4.28	($0.84)	$2.47
Discontinued operations	($0.11)	$0.05	($0.61)	$0.11

	($1.11)	$4.33	($1.45)	$2.58

Employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during the three and six month periods ended June 30, 2010 and 2009. In addition there is no adjustment to fully diluted shares related to the Convertible Senior Notes as the average market price was below the conversion price for the periods.

11.	BORROWINGS

Bank Facilities

As of June 30, 2010, $36.8 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

As of June 30, 2010, the Company had utilized approximately $70.8 million of a multipurpose credit line agreement in connection with the 2007 tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company and are secured by 33.95% of the share capital of Polmos Bialystok S.A. The indebtedness under the credit line agreement of $53.1 million matures on February 24, 2011 and of $17.7 million on August 11, 2010.

On April 24, 2008, the Company signed a credit agreement with Bank Zachodni WBK SA in Poland to provide up to $50 million of financing to be used to finance a portion of the Parliament and Whitehall Group acquisitions, as well as general working capital needs of the Company. The agreement provides for a $30 million five year amortizing term facility and a one year $20 million short term facility with annual renewal. In the second quarter of 2009 this facility was converted into Polish zlotys. The maturity of the term loan was extended to May 2013 and the maturity of the short term facility was extended to May 2011. The loan is guaranteed by the Company, Bols Sp. z o.o, a wholly owned subsidiary of the Company (“Bols”) and certain other subsidiaries of the Company, and is secured by all of the capital stock of Bols and 60% of the capital stock of Copecresto.

On July 2, 2008, the Company entered into a Facility Agreement with Bank Handlowy w Warszawie S.A., which provided for a term loan facility of $40 million, of which $26.7 million was outstanding as at June 30, 2010. On July 2, 2010 the Company repaid $6.7 million of this loan. The term loan matures on July 4, 2011 and is guaranteed by CEDC, Carey Agri and certain other subsidiaries of the Company and is secured by all of the shares of capital stock of Carey Agri and subsequently will be further secured by shares of capital stock in certain other subsidiaries of CEDC.

Senior Secured Notes due 2012

In connection with the Bols and Polmos Bialystok acquisitions, on July 25, 2005 the Company completed the issuance of €325 million 8% Senior Secured Notes due 2012 (the “2012 Notes”), of which approximately €245 million remained payable as of December 31, 2009. On January 4, 2010 the Company completed the redemption of its Senior Secured Notes due 2012 with the final payment of all outstanding principal, accrued interest and call premium, releasing the cash of €263.9 million (approximately $380.4 million), recorded in Restricted Cash at year end, from the trustee thus relieving the Company of all of its remaining obligations under the Senior Secured Notes indenture.

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

	June 30, 2010	December 31, 2009
Senior Secured Notes due 2012	$0	$365,989
Fair value bond mark to market	0	(301)
Unamortized portion of closed hedges	0	(2,000)
Unamortized issuance costs	0	(4,745)

Total	$0	$358,943

Convertible Senior Notes due 2013

On March 7, 2008, the Company completed the issuance of $310 million aggregate principal amount of 3% Convertible Senior Notes due 2013 (the “Convertible Senior Notes”). Interest is due semi-annually on the 15th of March and September, beginning on September 15, 2008. The Convertible Senior Notes are convertible in certain circumstances into cash and, if applicable, shares of our common stock, based on an initial conversion rate of 14.7113 shares per $1,000 principal amount, subject to certain adjustments. Upon conversion of the notes, the Company will deliver cash up to the aggregate principal amount of the notes to be converted and, at the election of the Company, cash and/or shares of common stock in respect to the remainder, if any, of the conversion obligation. The proceeds from the Convertible Senior Notes were used to fund the cash portions of the acquisition of Copecresto Enterprises Limited and Whitehall Group.

As of June 30, 2010 the Company had accrued interest of $2.7 million related to the Convertible Senior Notes, with the next coupon due for payment on September 15, 2010. As of December 31, 2009, accrued interest related to Convertible Senior Notes is presented together with the Convertible Senior Notes balance. Total obligations under the Convertible Senior Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	June 30, 2010	December 31, 2009

Convertible Senior Notes	$310,000	$312,711
Unamortized issuance costs	(3,650)	(4,209)
Debt discount related to Convertible Senior Notes	(10,638)	(12,665)

Total	$295,712	$295,837

Senior Secured Notes due 2016

On December 2, 2009, the Company issued and sold $380 million 9.125% Senior Secured Notes due 2016 and €380 million 8.875% Senior Secured Notes due 2016 (collectively referred to as the “Senior Secured Notes due 2016”) in an offering to institutional investors that is exempt from registration under the U.S. Securities Act of 1933. The Company used a portion of the net proceeds from the Senior Secured Notes due 2016 to redeem the Company’s outstanding 8% Senior Secured Notes due 2012, having an aggregate principal amount of €245.4 million on January 4, 2010. The remainder of the net proceeds from the

Senior Secured Notes due 2016 was used to (i) purchase Lion Capital’s remaining equity interest in Russian Alcohol by exercising the Lion Option (described below) and the Co-Investor Option, pursuant to the terms and conditions of the Lion Option Agreement (described below) and the Co-Investor Option Agreement, respectively (ii) repay all amounts outstanding under Russian Alcohol credit facilities and (iii) repay certain other indebtedness.

As of June 30, 2010 and December 31, 2009 the Company had accrued interest of $6.3 million and $6.6 million respectively related to the Senior Secured Notes due 2016, with the next coupon due for payment on December 1, 2010. As of December 31, 2009, accrued interest related to the Senior Secured Notes due 2016 is presented together with the Senior Secured Notes balance. Total obligations under the Senior Secured Notes due 2016 are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	June 30, 2010	December 31, 2009
Senior Secured Notes due 2016	$845,021	$934,410
Unamortized issuance costs	(22,022)	(24,780)

Total	$822,999	$909,630

Total borrowings as disclosed in the financial statements are:

	June 30, 2010	December 31, 2009

Short term bank loans and overdraft facilities for working capital	$51,999	$60,000
Short term obligations under Senior Secured Notes	0	358,943
Short term bank loans for share tender	70,796	21,053

Total short term bank loans and utilized overdraft facilities	122,795	439,996

Long term bank loans for share tender	0	63,158
Long term obligations under Senior Secured Notes	822,999	909,630
Long term obligations under Convertible Senior Notes	295,712	295,837
Other total long term debt, less current maturities	29,969	42,885

Total debt	$1,271,475	$1,751,506

June 30, 2010
Principal repayments for the following years
2010	$31,213
2011	107,608
2012	5,578
2013	304,078
2014 and beyond	822,998

Total	$1,271,475

12.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	June 30, 2010	December 31, 2009

Raw materials and supplies	$29,791	$31,220
In-process inventories	3,020	2,914
Finished goods and goods for resale	46,377	58,082

Total	$79,188	$92,216

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

The Company operates in several tax jurisdictions primarily: the United States of America, Poland, Hungary and Russia. All subsidiaries file their own corporate tax returns as well as account for their own deferred tax assets and liabilities. The Company does not file a tax return in Delaware based upon its consolidated income, but does file a return in Delaware based on the statement of operations for transactions occurring in the United States of America. For income taxes accounted for on an interim basis, the Company estimates the annual effective tax rate and applies this rate to its pre-tax US GAAP income/(loss), unless a discrete event occurs that requires additional consideration.

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

	Segment Net Revenues
	Three months ended June 30,		Six months ended June 30,

	2010	2009	2010	2009
Segment:
Poland	$52,394	$57,348	$100,832	$104,347
Russia	117,595	110,585	212,923	127,262
Hungary	5,608	7,958	11,648	15,054

Total Net Sales	$175,597	$175,891	$325,403	$246,663

	Operating Profit
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Segment
Poland before fair value adjustments	$15,881	$17,048	$25,921	$27,937
Gain on remeasurement of previously held equity interests	0	225,605	0	225,605
Impairment charge	0	(20,309)	0	(20,309)

Poland after fair value adjustments	15,881	222,344	25,921	233,233
Russia	26,806	20,722	42,973	23,868
Hungary	722	1,229	1,800	1,836
Corporate Overhead
General corporate overhead	(1,370)	(706)	(2,542)	(2,008)
Option Expense	(813)	(959)	(1,672)	(1,923)

Total Operating Profit	$41,226	$242,630	$66,480	$255,006

	Identifiable Operating Assets
	June 30, 2010	December 31, 2009

Segment:
Poland	$1,014,975	$1,348,131
Russia	2,116,482	2,269,098
Hungary	20,106	38,643
Corporate	13,945	389,319

Total Identifiable Assets	$3,165,508	$4,045,191

	Goodwill
	June 30, 2010	December 31, 2009

Segment:
Poland	$338,329	$402,433
Russia	1,032,481	1,074,314
Hungary	6,158	7,325
Corporate	0	0

Total Goodwill	$1,376,968	$1,484,072

15.	INTEREST INCOME / (EXPENSE)

For the three and six months ended June 30, 2010 and 2009 respectively, the following items are included in Interest income / (expense):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Interest income	$1,067	$3,418	$2,372	$6,811
Interest expense	(27,490)	(24,207)	(54,471)	(37,472)

Total interest (expense), net	($26,423)	($20,789)	($52,099)	($30,661)

16.	OTHER NON OPERATING INCOME / (EXPENSE)

For the three and six months ended June 30, 2010 and 2009, the following items are included in Other Non Operating Income / (Expense):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Early redemption call premium	$0	$0	($14,115)	$0
Write-off of unamortized offering costs	0	0	(4,076)	0
Dividend received	7,642	0	7,642	0
Other gains	(1,004)	(8,838)	(803)	(8,257)

Total other non operating income / (expense), net	$6,638	($8,838)	($11,352)	($8,257)

17.	FAIR VALUE MEASUREMENTS

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

•

Short term securities—This consists of foreign exchange options to protect against foreign exchange risk of payments related to term loans denominated in U.S. dollars in 2009. As of June 30, 2009 the change in fair value of options, based on the mark to market valuation, is recorded as a gain or loss in the consolidated statement of operations. As of June 30, 2010 the Company was not part of any hedge agreements.

•

Bank loans, overdraft facilities and long-term debt—The fair value of the Company’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

The carrying amounts of financial instruments as shown in the table below approximate their fair values.

June 30, 2010
Carrying Amount

Cash and cash equivalents	$125,560
Equity method investment in affiliates	230,067
Bank loans, overdraft facilities and long-term debt	1,271,475
Current assets of discontinued operations	156,381
Non-current assets of discontinued operations	63,733
Current liabilities of discontinued operations	119,176
Non-current liabilities of discontinued operations	696

18.	STOCK OPTION PLANS AND WARRANTS

The Company adopted ASC Topic 718 “Compensation - Stock Compensation” requiring the recognition of compensation expense in the Consolidated Condensed Statements of Income related to the fair value of its employee share-based options.

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

A summary of the Company’s stock option and restricted stock units activity, and related information for the six month period ended June 30, 2010 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price

Outstanding at January 1, 2010	1,481,550	$27.85
Granted	82,000	$28.70
Exercised	(65,025)	$18.66
Forfeited	0	$0

Outstanding at March 31, 2010	1,498,525	$28.29
Exercisable at March 31, 2010	1,156,900	$28.04

Outstanding at April 1, 2010	1,498,525	$28.29
Granted	0	$0
Exercised	(47,125)	$16.16
Forfeited	0	$0

Outstanding at June 30, 2010	1,451,400	$28.68
Exercisable at June 30, 2010	1,168,775	$30.18

Nonvested restricted stock units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2010	79,074	$44.63
Granted	5,512	$31.39
Vested	0	$0
Forfeited	(1,681)	$41.35

Nonvested at March 31, 2010	82,905	$43.85

Nonvested at April 1, 2010	82,905	$43.85
Granted	18,135	$28.13
Vested	(18,700)	$34.51
Forfeited	(12,059)	$39.26

Nonvested at June 30, 2010	70,281	$43.07

Nonvested restricted stock	Number of Restricted Stock	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2010	0	$0
Granted	36,835	$28.41
Vested	0	$0
Forfeited	0	$0

Nonvested at March 31, 2010	36,835	$28.41

Nonvested at April 1, 2010	36,835	$28.41
Granted	9,166	$35.59
Vested	0	$0
Forfeited	0	$0

Nonvested at June 30, 2010	46,001	$29.84

During the six months ended June 30, 2010, the range of exercise prices for outstanding options was $1.13 to $60.92. During 2010, the weighted average remaining contractual life of options outstanding will be 5.1 years. Exercise prices for options exercisable as of June 30, 2010 ranged from $1.13 to $60.92. The Company has also granted 18,135 restricted stock units and 9,166 restricted stock to its employees at an average price of $28.13 and $35.59 respectively, during the second quarter of 2010.

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of June 30, 2010, the Company has not changed the terms of any outstanding awards.

During the six months ended June 30, 2010, the Company recognized compensation cost of $0.81 million and a related deferred tax asset of $0.28 million.

As of June 30, 2010, there was $3.7 million of total unrecognized compensation cost related to non-vested stock options, restricted stock units and restricted stock granted under the Plan. The costs are expected to be recognized over a weighted average period of 30 months through 2010-2013.

Total cash received from exercise of options during the six months ended June 30, 2010 amounted to $2.0 million.

For the six month period ended June 30, 2010, the compensation expense related to all options was calculated based on the fair value of each option grant using a binomial distribution model. The Company has never paid cash dividends and does not currently have plans to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on an average of implied and historical volatility projected over the remaining term of the options. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	Six months ended June 30,
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

The Polmos Bialystok Acquisition

As part of the Share Purchase Agreement related to the October 2005 Polmos Bialystok Acquisition, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish zloty during the six years after the acquisition was consummated. As of June 30, 2010, the Company had invested 72.3 million Polish zloty (approximately $25.2 million) in Polmos Bialystok.

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

20.	RELATED PARTY TRANSACTIONS

In January of 2005, the Company entered into a rental agreement for a facility located in northern Poland, which is 33% owned by the Company’s Chief Operating Officer. The monthly rent to be paid by the Company for this location is approximately $16,300 per month and relates to facilities to be shared by two subsidiaries of the Company.

During the six months of 2010, the Company made sales to a restaurant which is partially owned by the Chief Executive Officer of the Company. All sales were made on normal commercial terms, and total sales for the six months ended June 30, 2010 and 2009 were approximately $33,400 and $51,000, respectively.

21.	SUBSEQUENT EVENTS

On August 2, 2010 the Company closed the sale of 100% of its wholesale business in Poland to Eurocash SA for a purchase price of 400 million PLN in cash, on a debt free, cash free basis, subject to potential price adjustments (to be finalized within two weeks from closing). The Company intends to use the proceeds from this sale to pay down existing debt. The Company has also executed a six year agreement with Eurocash for the distribution of CEDC’s portfolio of own brands and exclusive import brands in Poland. The distribution agreement contains key provisions such as minimum inventory levels, commercial terms including pricing and discounts, and other promotional programs.

The subject of the transaction includes the sale of the fourteen companies which comprise the Company’s wholesale business: Astor, Dako-Galant, Damianex, Delikates, Miro, MTC, Multi-Ex, Onufry, Panta-Hurt, PHA, Premium Distributors, Agis, PHS, and Saol.

22.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU amends disclosure requirements with respect to the credit quality of financing receivables and the related allowance for credit losses. Entities will be required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. Disclosures to be made as of the end of a reporting period will be effective for the Company’s reporting period ending December 31, 2010; the disclosures about activity that occurs during a reporting period will be effective for the Company’s reporting period ending March 31, 2011. Since this ASU will only amend disclosure requirements, not current accounting practice, the Company does not anticipate that adoption of this ASU will have any impact on the Company’s balance sheets, statements of income or statements of cash flows.

23.	OFF-BALANCE SHEET ARRANGEMENTS

None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We urge you to read and carefully consider the items of the other reports that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect us and our future performance and the industry in which we operate, including the risk factors described in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2010. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur as described, or at all.

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

In connection with the completion of these investments the Company completed three capital raising initiatives comprised of two public equity offerings, with net proceeds of approximately $491 million, and a notes offering with net proceeds of approximately $930 million. The primary use of the equity proceeds was to fund the remaining buyout of Parliament and to partially fund the remaining buyout of Russian Alcohol. The proceeds from the notes offering were used to (i) fund a portion of the buyout of Russian Alcohol, (ii) to refinance approximately $380.4 million of the Company’s outstanding Senior Secured Notes due in 2012, and (iii) to refinance approximately $264 million of debt in place in Russian Alcohol. As a result of the notes offering the Company has extended the maturities of a significant portion of its debt to 2016 and settled its payment obligations to Lion Capital for the purchase of Russian Alcohol.

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

Effect of Debt Refinancing

In December 2009, the Company issued new euro and U.S. dollar Senior Secured Notes due in 2016 with net proceeds of approximately $930 million. Of these proceeds approximately $380.4 million was used to redeem our previously outstanding Senior Secured Notes due in 2012. Notice of redemption was given in December, 2009 and the proceeds were funded to the trustee, however the actual repayment of the notes did not take place until January, 2010. Therefore, as at December 31, 2009, the full amounts of the Senior Secured Notes due 2012 remained as a short term liability and the cash funded to the trustee was on the balance sheet as restricted cash. Additionally as a result of this the Company recognized interest expense in December, 2009 for both the new and old note issuances.

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€380 million or approximately $465 million	$4.6 million gain/loss

Results of Operations:

Three months ended June 30, 2010 compared to three months ended June 30, 2009

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Three months ended
	June 30, 2010	June 30, 2009
		(as adjusted)
Sales	$379,874	$375,450
Excise taxes	(204,277)	(199,559)
Net Sales	175,597	175,891
Cost of goods sold	87,119	84,546

Gross Profit	88,478	91,345

Operating expenses	47,252	54,011
Gain on remeasurement of previously held equity interests	0	(225,605)
Impairment charge	0	20,309

Operating Income	41,226	242,630

Non operating income / (expense), net
Interest (expense), net	(26,423)	(20,789)
Other financial income / (expense), net	(111,698)	61,532
Amortization of deferred charges	0	(11,231)
Other non operating income / (expense), net	6,638	(8,838)

Income / (loss) before taxes, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	(90,257)	263,304

Income tax benefit / (expense)	17,918	(51,663)
Less: Net income attributable to noncontrolling interests in subsidiaries	0	2,249
Equity in net earnings / (losses) of affiliates	2,265	2,013

Net income /(loss) from continuing operations attributable to CEDC	($70,074)	$211,405

Discontinued operations
Income / (loss) from operations of distribution business	(7,963)	2,664
Income tax (expense)	41	(342)

Income / (loss) on discontinued operations	(7,922)	2,322

Net income / (loss)	(77,996)	$213,727

Net income / (loss) from continuing operations per share of common stock, basic	($1.00)	$4.30

Net income / (loss) from discontinued operations per share of common stock, basic	($0.11)	$0.05

Net income / (loss) from operations per share of common stock, basic	($1.11)	$4.35
Net income / (loss) from continuing operations per share of common stock, diluted	($1.00)	$4.28

Net income / (loss) from discontinued operations per share of common stock, diluted	($0.11)	$0.05

Net income / (loss) from operations per share of common stock, diluted	($1.11)	$4.33

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and exclusive imports and value added tax. Total net sales decreased by approximately 0.2%, or $0.3 million, from $175.9 million for the three months ended June 30, 2009 to $175.6 million for the three months ended June 30, 2010. Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Sales Three months ended June 30,
	2010	2009
Segment
Poland	$52,394	$57,348
Russia	117,595	110,585
Hungary	5,608	7,958

Total Net Sales	$175,597	$175,891

Sales for Poland decreased by $4.9 million from $57.3 million for the three months ending June 30, 2009 to $52.4 million for the three months ending June 30, 2010. This decrease was driven mainly by a decline in year on year sales of $7.0 million which was driven by the overall soft economic environment and lower consumer spending. The Company believes that the vodka market in Poland was adversely impacted by a number of factors, primarily the tragic accident involving the death of the Polish President followed by a few weeks of mourning, massive flooding which took place in the Southern part of Poland and record high temperatures beginning in June. This decrease was partially offset by strengthening of the Polish zloty against the U.S. dollar which resulted in an increase of approximately $2.0 million of sales in U.S. dollar terms. The reduced sales volume of domestic vodka in Poland was, also partially offset with growth of the Company’s import and export portfolio.

Sales for Russia increased by $7.0 million from $110.6 million for the three months ending June 30, 2009 to $117.6 million for the three months ending June 30, 2010. This increase was driven a combination of the strengthening of the Russian ruble against the U.S. dollar which accounted for approximately $6.4 million of the increase and the organic growth of approximately $0.6 million. The Company has begun to see more robust demand from the consumer in its core market of Russia with volumes up in vodka and imports. The bulk of the growth in demand for vodka was still coming from a lower price point as compared to prior year, resulting in lower gross margins, but the Company believes pricing seems to have stabilized. Also the Company saw Parliament Vodka distribution gains, post integration with the Russian Alcohol Group, in the second quarter with Parliament vodka up 14% in volume. The Company has also seen continued strong interest from the vodka consumer in Russia for the new mainstream/economy brands that was launched last fall and is still seeing continued new distribution gains for these brands. The core economy brand in Russia, Yamskaya, is ranked as one of the fastest growing brands in Russia today and is expected to achieve over three million nine liter cases in 2010.

The Hungarian sales decline was driven mainly by the soft consumer environment and an excise tax increase on January 1, 2010.

Gross Profit

Total gross profit decreased by approximately 3.1%, or $2.8 million, to $88.5 million for the three months ended June 30, 2010, from $91.3 million for the three months ended June 30, 2009, reflecting the decrease in gross profit margins percentage in the three months ended June 30, 2010. Gross margin decreased from 51.9% of net sales for the three months ended June 30, 2009 to 50.4% of net sales for the three months ended June 30, 2010. The primary drivers of this drop were lower margins generated in Russia with the growth of vodka with lower price points in the value and lower mainstream sector being greater than that in the sub-premium category as described above.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses increased by approximately $198.6 million, from net revenues of $151.3 million for the three months ended June 30, 2009 to net expenses of $47.3 million for the three months ended June 30, 2010. This increase resulted primarily from the consolidation of the results of the Russian Alcohol Group, from which the Company recognized a one-time gain in the three month period ended June 30, 2009, amounting to $225.6 million in operating income based on the remeasurement of previously held equity interests in RAG to fair value, which was partially offset by an impairment charge of $20.3 million. For comparability of costs between periods, operating expenses, after excluding these fair value adjustments shown separately in the table below, as a percent of net sales decreased from 30.7% for the three months ended June 30, 2009 to 26.9% for the three months ended June 30, 2010. Operating expenses net of fair value adjustments decreased by $6.7 million, from $54.0 million for the three months ended June 30, 2009 to $47.3 million for the three months ended June 30, 2010. Additionally, the 2010 cost base was decreased by approximately $9.7 million resulting from savings mainly in Russia and Poland offset by strengthening of the Polish zloty and Russian ruble against the U.S. dollar which resulted in an increase of approximately $3.0 million of sales in U.S. dollar terms. The table below sets forth the items of operating expenses.

	Three Months Ended June 30,
	2010	2009
	($ in thousands)
S,G&A	$39,912	$43,571
Marketing	5,376	8,466
Depreciation and amortization	1,964	1,974

Operating expense before fair value adjustments	$47,252	$54,011
Gain on remeasurement of previously held equity interests	0	(225,605)
Impairment charge	0	20,309

Total operating expense	$47,252	$(151,285)

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A expenses decreased by $3.7 million, from $43.6 million for the three months ended June 30, 2009 to $39.9 million for the three months ended June 30, 2010. The change in total SG&A was primarily caused by the factors mentioned above, namely impact of foreign exchange rates lowered by cost savings initiatives.

Depreciation and amortization remained at similar level of $2.0 million for the three months ended June 30, 2009 and 2010.

Operating Income

Total operating income decreased by approximately 83.0%, or $201.4 million, from $242.6 million for the three months ended June 30, 2009 to $41.2 million for the three months ended June 30, 2010, primarily driven by the consolidation of the results of the Russian Alcohol Group, from which the Company recognized a one-time gain in the three month period ended June 30, 2009, amounting to $225.6 million in operating income based on the remeasurement of previously held equity interests in RAG to fair value, which was partially offset by an impairment charge of $20.3 million. Although the product mix has had a slight negative impact on our gross margin percentages as described above this has been offset by a declining operating expenses resulting in operating profit margin increase from 21.2% to 23.5%, excluding the impact of the gain and the impairment described above, as a percent of net sales. This was driven by continued cost cutting programs in Poland as well as the cost savings from the integration of Parliament and Russian Alcohol in Russia. The table below summarizes the segmental split of operating income.

	Operating Income Three months ended June 30,
	2010	2009
Segment
Poland before fair value adjustments	$15,881	$17,048
Gain on remeasurement of previously held equity interests	0	225,605
Impairment charge	0	(20,309)

Poland after fair value adjustments	15,881	222,344
Russia	26,806	20,722
Hungary	722	1,229
Corporate Overhead
General corporate overhead	(1,370)	(706)
Option Expense	(813)	(959)

Total Operating Income	$41,226	$242,630

Total operating income in Poland decreased by $206.5 million mainly driven by the consolidation of the results of the Russian Alcohol Group, from which the Company recognized a one-time gain in the three month period ended June 30, 2009, amounting to $225.6 million in operating income based on the remeasurement of previously held equity interests in RAG to fair value, which was partially offset by an impairment charge of $20.3 million. Excluding fair value adjustments operating income in Poland decreased by $1.1 million from $17.0 million to $15.9 million mainly due to lower sales and margins of $3.3 million offset by cost savings of $1.6 million and foreign exchange differences of $0.6 million.

The operating income in Russia increased by $6.1 million, driven by cost savings of $11.5 million and the appreciation of the Russian Ruble of $1.2 million for the three months ending June 30, 2010. These increases we partially offset by lower margins of $3.6 million and restructuring costs of $3.0 million.

Non Operating Income and Expenses

Total interest expense increased by approximately 26.9%, or $5.6 million, from $20.8 million for the three months ended June 30, 2009 to $26.4 million for the three months ended June 30, 2010. This increase is mainly a result of the additional interest from Senior Secured Notes due 2016. The incremental borrowings were used primarily to finance the remaining buy out of Russian Alcohol which was completed in January 2010.

The Company recognized $111.7 million of unrealized foreign exchange rate losses in the three months ended June 30, 2010, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $61.5 million of gains in the three months ended June 30, 2009. This loss resulted from the devaluation of the Polish Zloty and Russian Ruble against the U.S. dollar and Euro.

Income Tax

Our effective tax rate for the three months ending June 30, 2010 was 19.9%, which is driven by the blended statutory tax rates rate of 19% in Poland and 20% in Russia.

Equity in Net Earnings

Equity in net earnings for the three months ending June 30, 2010 include Company’s proportional share of net income from its investments in the Whitehall Group.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Six months ended
	June 30, 2010	June 30, 2009
		(as adjusted)
Sales	$710,768	$559,622
Excise taxes	(385,365)	(312,959)
Net Sales	325,403	246,663
Cost of goods sold	162,793	122,426

Gross Profit	162,610	124,237

Operating expenses	96,130	74,527
Gain on remeasurement of previously held equity interests	0	(225,605)
Impairment charge	0	20,309

Operating Income	66,480	255,006

Non operating income / (expense), net
Interest (expense), net	(52,099)	(30,661)
Other financial income / (expense), net	(76,786)	(28,810)
Amortization of deferred charges	0	(11,231)
Other non operating income / (expense), net	(11,352)	(8,257)

Income / (loss) before taxes, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	(73,757)	176,047

Income tax benefit / (expense)	14,748	(34,588)
Less: Net income attributable to noncontrolling interests in subsidiaries	0	2,138
Equity in net earnings / (losses) of affiliates	444	(18,852)

Net income /(loss) from continuing operations attributable to CEDC	($58,565)	$120,469

Discontinued operations
Income / (loss) from operations of distribution business (including impairment charge of $28.2 million)	(42,685)	6,492
Income tax (expense)	(110)	(895)

Income / (loss) on discontinued operations	(42,795)	5,597

Net income / (loss)	($101,360)	$126,066

Net income / (loss) from continuing operations per share of common stock, basic	($0.84)	$2.48

Net income / (loss) from discontinued operations per share of common stock, basic	($0.61)	$0.12

Net income / (loss) from operations per share of common stock, basic	($1.45)	$2.60
Net income / (loss) from continuing operations per share of common stock, diluted	($0.84)	$2.47

Net income / (loss) from discontinued operations per share of common stock, diluted	($0.61)	$0.11

Net income / (loss) from operations per share of common stock, diluted	($1.45)	$2.58

Net Sales

Total net sales increased by approximately 31.9%, or $78.7 million, from $246.7 million for the six months ended June 30, 2009 to $325.4 million for the six months ended June 30, 2010. The increase was driven primarily by the consolidation of Russian Alcohol during the full period in 2010, as it was not consolidated in the first quarter of 2009, resulting in an increase of $80 million offset by reduction of sales from our vodka production units to our distribution companies and a decline in year on year sales was driven by the overall soft economic environment and lower consumer spending. Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Sales six months ended June 30,
	2010	2009
Segment
Poland	$100,832	$104,347
Russia	212,923	127,262
Hungary	11,648	15,054

Total Net Sales	$325,403	$246,663

Sales for Poland decreased by $3.5 million from $104.3 million for the six months ending June 30, 2009 to $100.8 million for the six months ending June 30, 2010. This decrease was driven mainly by reduction of sales from our vodka production units to our distribution companies and a decline in year on year sales of $14.8 million as well as lower sales volume driven by the overall soft economic environment and lower consumer spending. The Company believes that the vodka market in Poland was adversely impacted by a number of factors, primarily the tragic accident involving the death of the Polish President followed by a few weeks of mourning, massive flooding which took place in the Southern part of Poland and record high temperatures beginning in June. The reduced sales volume of domestic vodka in Poland was also partially offset with growth of the Company’s import and export portfolio. This decrease was partially offset by strengthening of the Polish zloty against the U.S. dollar which resulted in an increase of approximately $11.3 million of sales in U.S. dollar terms. In anticipation of the sale of this business we have reduced inventory levels during the first quarter of 2009, in the distribution companies to be more in line with our new distribution agreement with Eurocash.

Sales for Russia increased by $85.6 million from $127.3 million for the six months ending June 30, 2009 to $212.9 million for the six months ending June 30, 2010. This increase was driven a combination of the strengthening of the Russian ruble against the U.S. dollar which accounted for approximately $8.7 million of the increase and the organic growth of approximately $80.0 million due to the consolidation of Russian Alcohol which was completed in April 2009, which accounted for approximately $80.0 million of the increase. The remaining difference represents a decline in year on year sales of $3.1 million which was due to lower sales in the first quarter of 2010 driven by the overall economic slowdown that took place in Russia with consumers continuing to spend less and trade down to lower priced products. The Company has begun to see more robust demand from the consumer in its core market of Russia with volumes up in vodka and imports. The bulk of the growth in demand for vodka was still coming from a lower price point as compared to prior year, resulting in lower gross margins, but the Company believes pricing seems to have stabilized. Also the Company saw Parliament Vodka distribution gains, post integration with the Russian Alcohol Group, in the second quarter with Parliament vodka up 14% in volume. The Company has also seen continued strong interest from the vodka consumer in Russia for the new mainstream/economy brands that was launched last fall and is still seeing continued new distribution gains for these brands. The core economy brand in Russia, Yamskaya, is ranked as one of the fastest growing brands in Russia today and is expected to achieve over three million nine liter cases in 2010.

The Hungarian sales decline was driven mainly by the soft consumer environment and an excise tax increase on January 1, 2010.

Gross Profit

Total gross profit increased by approximately 30.9%, or $38.4 million, to $162.6 million for the six months ended June 30, 2010, from $124.2 million for the six months ended June 30, 2009. The primary factor resulting in the increase was the inclusion of the results of Russian Alcohol. Gross margin as a percent of sales remained relatively constant in both period with gross margins as percent of sales of 50.4% for the six months ended June 30, 2009 and 50.0% for the six months ended June 30, 2010.

Operating Expenses

Total operating expenses increased by approximately $226.9 million, from net revenues of $130.8 million for the three months ended June 30, 2009 to net expenses of $96.1 million for the three months ended June 30, 2010. This increase resulted primarily from the consolidation of the results of the Russian Alcohol Group, from which the Company recognized a one-time gain in the three month period ended June 30, 2009, amounting to $225.6 million in operating income based on the remeasurement of previously held equity interests in RAG to fair value, which was partially offset by an impairment charge of $20.3 million. For comparability of costs between periods, operating expenses, after excluding these fair value adjustments shown separately in the table below, as a percent of net sales decreased from 30.2% for the six months ended June 30, 2009 to 29.5% for the six months ended June 30, 2010. Operating expenses net of fair value adjustments increased by $26.1 million, from $74.5 million for the six months ended June 30, 2009 to $96.1 million for the six months ended June 30, 2010. The increase was mainly due to consolidation of Russian Alcohol starting from Q2 2009 partially offset by cost savings initiatives. The table below sets forth the items of operating expenses.

	Six Months Ended June 30,
	2010	2009
	($ in thousands)
S,G&A	$81,725	$57,923
Marketing	10,152	12,871
Depreciation and amortization	4,253	3,733

Operating expense before fair value adjustments	$96,130	$74,527
Gain on remeasurement of previously held equity interests	0	(225,605)
Impairment charge	0	20,309

Total operating expense	$96,130	$(130,769)

S,G&A increased by approximately 41.1%, or $23.8 million, from $57.9 million for the six months ended June 30, 2009 to $81.7 million for the six months ended June 30, 2010. The change in total SG&A was primarily caused by the factors mentioned above, namely the consolidation of Russian Alcohol and the impact of foreign exchange rates lowered by cost savings initiatives.

Depreciation and amortization increased by approximately 16.2%, or $0.6 million, from $3.7 million for the six months ended June 30, 2009 to $4.3 million for the six months ended June 30, 2010.

Operating Income

Total operating income decreased by approximately 73.9%, or $188.5 million, from $255.0 million for the six months ended June 30, 2009 to $66.5 million for the six months ended June 30, 2010, primarily driven by the consolidation of the results of Russian Alcohol, from which the Company recognized a one-time gain in the three month period ended June 30, 2009, amounting to $225.6 million in operating income based on the remeasurement of previously held equity interests in Russian Alcohol to fair value, which was partially offset by an impairment charge of $20.3 million. Although the product mix has had a slight negative impact on our gross margin percentages as described above this has been offset by a declining operating expenses resulting in operating profit margin increase from 20.2% to 20.4%, excluding the impact of the gain and the impairment described above, as a percent of net sales. This was driven by continued cost cutting programs in Poland as well as the cost savings from the integration of Parliament and Russian Alcohol in Russia. The table below summarizes the segmental split of operating income.

	Operating Income six months ended June 30,
	2010	2009
Segment
Poland before fair value adjustments	$25,921	$27,937
Gain on remeasurement of previously held equity interests	0	225,605
Impairment charge	0	(20,309)

Poland after fair value adjustments	25,921	233,233
Russia	42,973	23,868
Hungary	1,800	1,836
Corporate Overhead
General corporate overhead	(2,542)	(2,008)
Option Expense	(1,672)	(1,923)

Total Operating Income	$66,480	$255,006

Total operating income in Poland decreased by approximately 88.9%, or $207.3 million, from $233.2 million for the six months ended June 30, 2009 to $25.9 million for the six months ended June 30, 2010 driven mainly by the consolidation of the results of Russian Alcohol, from which the Company recognized a one-time gain in the three month period ended June 30, 2009, amounting to $225.6 million in operating income based on the remeasurement of previously held equity interests in Russian Alcohol to fair value, which was partially offset by an impairment charge of $20.3 million. Excluding fair value adjustments operating income in Poland decreased by $2.0 million from $27.9 million to $25.9 million mainly due to lower sales and margins offset by cost savings and foreign exchange differences.

The operating income in Russia increased by $19.1 million, driven mainly by the restructuring and integration of Russian Alcohol, cost savings and the appreciation of the Russian ruble. These increases we partially offset by lower sales volume as described above, lower margins and restructuring costs.

In Hungary operating income margins remained constant with lower sales, as described above.

Non Operating Income and Expenses

Total interest expense increased by approximately 69.7%, or $21.4 million, from $30.7 million for the six months ended June 30, 2009 to $52.1 million for the six months ended June 30, 2010. This increase is mainly a result of the additional interest on Senior Secured Notes due. The incremental borrowings were used primarily to finance the remaining buy out of Russian Alcohol which was completed in January 2010.

        The Company recognized $76.8 million of unrealized foreign exchange rate losses in the six months ended June 30, 2010, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $28.8 million in the six months ended June 30, 2009. This loss resulted from the devaluation of the Polish zloty and Russian ruble against the U.S. dollar and Euro.

Income Tax

Our effective tax rate for the six months ending June 30, 2010 was 20.0%, which is driven by the blended statutory tax rates rate of 19% in Poland and 20% in Russia.

Equity in Net Earnings

Equity in net earnings for the six months ending June 30, 2010 include Company’s proportional share of net income from its investments in the Whitehall Group.

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

Financing Arrangements

Existing Credit Facilities

As of June 30, 2010, $36.8 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

As of June 30, 2010, the Company had utilized approximately $70.8 million of a multipurpose credit line agreement in connection with the 2007 tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company and are secured by 33.95% of the share capital of Polmos Bialystok S.A. The indebtedness under the credit line agreement of $53.1 million matures on February 24, 2011 and of $17.7 million on August 11, 2010.

On April 24, 2008, the Company signed a credit agreement with Bank Zachodni WBK SA in Poland to provide up to $50 million of financing to be used to finance a portion of the Parliament and Whitehall Group acquisitions, as well as general working capital needs of the Company. The agreement provides for a $30 million five year amortizing term facility and a one year $20 million short term facility with annual renewal. In the second quarter of 2009 this facility was converted into Polish zlotys. The maturity of the term loan was extended to May 2013 and the maturity of the short term facility was extended to May 2011. The loan is guaranteed by the Company, Bols Sp. z o.o, a wholly owned subsidiary of the Company (“Bols”) and certain other subsidiaries of the Company, and is secured by all of the capital stock of Bols and 60% of the capital stock of Copecresto.

On July 2, 2008, the Company entered into a Facility Agreement with Bank Handlowy w Warszawie S.A., which provided for a term loan facility of $40 million, of which $26.7 million was outstanding as at June 30, 2010. On July 2, 2010 the Company repaid $6.7 million of this loan. The term loan matures on July 4, 2011 and is guaranteed by CEDC, Carey Agri and certain other subsidiaries of the Company and is secured by all of the shares of capital stock of Carey Agri and subsequently will be further secured by shares of capital stock in certain other subsidiaries of CEDC.

Senior Secured Notes due 2012

In connection with the Bols and Polmos Bialystok acquisitions, on July 25, 2005 the Company completed the issuance of €325 million 8% Senior Secured Notes due 2012 (the “2012 Notes”), of which approximately €245 million remained payable as of December 31, 2009. On January 4, 2010 the Company completed the redemption of its Senior Secured Notes due 2012 with the final payment of all outstanding principal, accrued interest and call premium, when the trustee released the cash of €263.9 million (approximately $380.4 million), recorded in Restricted Cash at year end, thus the relieving the Company of all of its remaining obligations under the Senior Secured Notes indenture.

On January 4, 2010 the Company completed the redemption of its Senior Secured Notes due 2012 with the final payment of all outstanding principle, accrued interest and call premium, releasing the cash of €263.9 million (approximately $380.4 million).

Convertible Senior Notes due 2013

On March 7, 2008, the Company completed the issuance of $310 million aggregate principal amount of 3% Convertible Senior Notes due 2013 (the “Convertible Notes”). Interest is due semi-annually on the 15th of March and September, beginning on September 15, 2008. The Convertible Senior Notes are convertible in certain circumstances into cash and, if applicable, shares of our common stock, based on an initial conversion rate of 14.7113 shares per $1,000 principal amount, subject to certain adjustments. Upon conversion of the notes, the Company will deliver cash up to the aggregate principle amount of the notes to be converted and, at the election of the Company, cash and/or shares of common stock in respect to the remainder, if any, of the conversion obligation. The proceeds from the Convertible Notes were used to fund the cash portions of the acquisition of Copecresto Enterprises Limited and Whitehall Group.

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

	Six months ended June 30, 2010	Six months ended June 30, 2009
	($ in thousands)
Cash flow from operating activities	$42,538	$36,491
Cash flow from investing activities	$338,149	$134,366
Cash flow used in financing activities	$(361,330)	$(63,870)

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Net cash provided by operating activities for the six months ended June 30, 2010 was $42.5 million as compared to $36.5 million for the six months ended June 30, 2009. Included in cash flow from operating activities for the six months period ended June 30, 2010, are interest payments made both in January 2010, on the retirement of the Senior Secured Notes of $26.6 million including $12.5 million of interest and $14.1 million of early repayment call premium as well as interest paid in June 2010 on the Senior Secured Notes due 2016 of $38.1 million. Thus in effect the Company incurred a double cash charge of interest during this period. Working capital movements included $8.3 million of cash outflows for the six months ended June 30, 2010 as compared to $45.7 million of cash inflows for the six months ended June 30, 2009.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets as well as the release of cash from escrow. Net cash inflows for the six months ended June 30, 2010 was $338.1 million. In December 2009, the Company funded into escrow a portion of the proceeds from the 2016 Senior Note issued to be used to repay the 2012 Senior Notes as well as the remaining cash portion of the deferred consideration to Lion Capital related to the acquisition of Russian Alcohol. These funds were then released in January 2010 resulting in a cash inflow from restricted cash of $481.3 million. The $135.9 million of cash out flow primarily represents the remaining cash obligations paid as a result of the final buy out of Russian Alcohol completed in January 2010, of which $100 million came from the release of restricted cash. Additionally $6 million of cash was used to purchase the Urozhay trade mark in Russia. Net cash inflows for the six months ended June 30, 2009 is due to the one-time consolidation of the opening cash balance of Russian Alcohol of $140.8 million.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash used in financing activities was $361.3 million for the six months ended June 30, 2010 as compared to $63.9 million for the six months ended June 30, 2009. The primary uses in the six months ended June 30, 2010 were repayment of 2012 Senior Notes for $367.9 million which includes $353.8 million of principle and 4% early redemption premium of $14.1 million. The cash inflow of $7.5 million represents the loan repayment from the Whitehall Group, an equity investment of the Company.

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

Effects of Inflation and Foreign Currency Movements

Inflation in Poland is projected at 2.5% for 2010, compared to actual inflation of 3.5% in 2009. In Russia and Hungary respectively, the projected inflation for 2010 is at 6.5% and 4.7%, compared to actual inflation of 8.8% and 5.6% in 2009.

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€380 million or approximately $465 million	$4.6 million gain/loss

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

The Company tested goodwill for impairment Domestic Distribution that disclosed as discontinued operations in the financial statements as at March 31, 2010. In order to present the discontinued operations at fair value the Company recognized in the three month period ended March 31, 2010 an impairment charge of $28.2 million that was included in the results of the discontinued operations presented in the condensed consolidated statement of operations for the six months period ended June 30, 2010. No further impairment charge was recognized in the three month period ended June 30, 2010.

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

Recently Issued Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU amends disclosure requirements with respect to the credit quality of financing receivables and the related allowance for credit losses. Entities will be required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. Disclosures to be made as of the end of a reporting period will be effective for the Company’s reporting period ending December 31, 2010; the disclosures about activity that occurs during a reporting period will be effective for the Company’s reporting period ending March 31, 2011. Since this ASU will only amend disclosure requirements, not current accounting practice, the Company does not anticipate that adoption of this ASU will have any impact on the Company’s balance sheets, statements of income or statements of cash flows.

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€380 million or approximately $465 million	$4.6 million gain/loss

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Periodic Report on Form 8-K filed with the SEC on April 30, 2010 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed with the SEC on May 3, 2006 and incorporated herein by reference).

31.1*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from Central European Distribution Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 9, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)

Date: August 9, 2010	By:	/s/ William V. Carey
William V. Carey
President and Chief Executive Officer

Date: August 9, 2010	By:	/s/ Chris Biedermann
Chris Biedermann
Vice President and Chief Financial Officer