Form 10-Q
period 2010-09-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2010-11-09
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0-24341

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	54-1865271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3000 Atrium Way, Suite 265 Mt. Laurel, New Jersey	08054
(Address of Principal Executive Offices)	(Zip code)

Two Bala Plaza, Suite 300

Bala Cynwyd, Pennsylvania, 19004

(Former name or former address, if changed since last report)

(856) 273 - 6980

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

The number of shares outstanding of each class of the issuer’s common stock as of November 5, 2010: Common Stock ($.01 par value) 70,684,670

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

Amounts in columns expressed in thousands

(except share information)

	September 30, 2010	December 31, 2009 (as adjusted)
ASSETS
Current Assets
Cash and cash equivalents	$232,857	$126,439
Restricted cash	0	481,419
Accounts receivable, net of allowance for doubtful accounts of $38,373 and $37,630 respectively	312,499	475,126
Inventories	91,126	92,216
Prepaid expenses and other current assets	33,402	33,302
Loans granted	0	1,608
Loans granted to affiliates	0	7,635
Deferred income taxes	26,781	82,609
Current assets of discontinued operations	0	267,561

Total Current Assets	696,665	1,567,915

Intangible assets, net	760,370	773,222
Goodwill, net	1,450,122	1,484,072
Property, plant and equipment, net	202,569	215,916
Deferred income taxes	93,887	27,123
Equity method investment in affiliates	230,164	244,504
Non-current assets of discontinued operations	0	101,778

Total Non-Current Assets	2,737,112	2,846,615

Total Assets	$3,433,777	$4,414,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$64,187	$113,006
Bank loans and overdraft facilities	98,522	81,053
Income taxes payable	2,284	3,827
Taxes other than income taxes	110,897	208,784
Other accrued liabilities	111,207	91,435
Short-term obligations under Senior Notes	0	358,943
Current portions of obligations under capital leases	471	481
Deferred consideration	4,853	160,880
Current liabilities of discontinued operations	0	194,761

Total Current Liabilities	392,421	1,213,170

Long-term debt, less current maturities	19,360	106,043
Long-term obligations under capital leases	824	480
Long-term obligations under Senior Notes	1,170,949	1,205,467
Long-term accruals	2,598	3,214
Deferred income taxes	193,824	198,174
Non-current liabilities of discontinued operations	0	2,820

Total Long Term Liabilities	1,387,555	1,516,198

Stockholders’ Equity
Common stock ($0.01 par value, 120,000,000 shares authorized, 70,684,670 and 69,411,845 shares issued at September 30, 2010 and December 31, 2009, respectively)	707	694
Additional paid-in-capital	1,341,567	1,296,391
Retained earnings	263,453	264,917
Accumulated other comprehensive income / (loss) of continuing operations	48,224	82,994
Accumulated other comprehensive income / (loss) of discontinued operations	0	40,316
Less Treasury stock at cost (246,037 shares at September 30, 2010 and December 31, 2009, respectively)	(150)	(150)

Total CEDC Stockholders’ Equity	1,653,801	1,685,162

Noncontrolling interests in subsidiaries	0	0

Total Equity	1,653,801	1,685,162

Total Liabilities and Stockholders’ Equity	$3,433,777	$4,414,530

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Amounts in columns expressed in thousands

(except per share information)

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009 (as adjusted)	September 30, 2010	September 30, 2009 (as adjusted)

Sales	$347,492	$415,182	$1,058,260	$974,802
Excise taxes	(189,732)	(227,639)	(575,097)	(540,598)
Net Sales	157,760	187,543	483,163	434,204
Cost of goods sold	80,448	92,029	243,241	214,455

Gross Profit	77,312	95,514	239,922	219,749

Operating expenses	48,239	53,496	144,369	128,023
Contingent consideration true-up	0	15,000	0	15,000
Gain on remeasurement of previously held equity interests	0	0	0	(225,605)
Impairment charge	0	0	0	20,309

Operating Income	29,073	27,018	95,553	282,022

Non operating income / (expense), net
Interest (expense), net	(25,749)	(15,895)	(77,848)	(46,556)
Other financial income, net	81,773	57,831	4,987	29,021
Amortization of deferred charges	0	(16,192)	0	(27,423)
Other non operating (expense), net	(914)	(2,541)	(12,266)	(10,798)

Income / (loss) before taxes and equity in net income from unconsolidated investments	84,183	50,221	10,426	226,266

Income tax (expense)	(17,023)	(10,236)	(2,275)	(44,824)
Equity in net earnings / (losses) of affiliates	1,719	5,433	2,163	(13,419)

Income from continuing operations	$68,879	$45,418	$10,314	$168,023

Discontinued operations
Income / (loss) from operations of distribution business (including impairment charge of $28.2 million and gain on disposal of $35.2 million in 9 months ended September 30, 2010)	30,870	1,979	(11,815)	8,471
Income tax benefit / (expense)	147	(204)	37	(1,098)

Income / (loss) on discontinued operations	31,017	1,775	(11,778)	7,373

Net income / (loss)	99,896	47,193	(1,464)	175,396

Less: Net income attributable to noncontrolling interests in subsidiaries	0	47	0	2,185

Net income / (loss) attributable to CEDC	$99,896	$47,146	($1,464)	$173,211

Income from continuing operations per share of common stock, basic	$0.98	$0.83	$0.15	$3.31

Income / (loss) from discontinued operations per share of common stock, basic	$0.44	$0.03	($0.17)	$0.14

Net income / (loss) from operations per share of common stock, basic	$1.42	$0.86	($0.02)	$3.45

Income from continuing operations per share of common stock, diluted	$0.98	$0.83	$0.15	$3.30

Income / (loss) from discontinued operations per share of common stock, diluted	$0.43	$0.02	($0.17)	$0.14

Net income / (loss) from operations per share of common stock, diluted	$1.41	$0.85	($0.02)	$3.44

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (UNAUDITED)

Amounts in columns expressed in thousands

(except per share information)

	Common Stock				Additional Paid-in	Retained	Accumulated other comprehensive income of continuing	Accumulated other comprehensive income of discontinued
	Common Stock		Treasury Stock		Capital	Earnings	operations	operations	Total
	No. of Shares	Amount	No. of Shares	Amount

Balance at December 31, 2009 (as reported)	69,412	$694	246	($150)	$1,296,391	$264,917	$123,310	$0	$1,685,162

Impact of discontinued operations	0	0	0	0	0	0	(40,316)	40,316	0

Balance at December 31, 2009 (as adjusted)	69,412	694	246	(150)	1,296,391	264,917	$82,994	$40,316	$1,685,162

Net (loss) for 2010	0	0	0	0	0	(1,464)	0	0	(1,464)

Foreign currency translation adjustment	0	0	0	0	0	0	(34,770)	(40,316)	(75,086)

Common stock issued in connection with options	195	2	0	0	3,843	0	0	0	3,845

Common stock issued in connection with acquisitions	1078	11	0	0	41,333	0	0	0	41,344

Balance at September 30, 2010	70,685	$707	246	($150)	$1,341,567	$263,453	$48,224	$0	$1,653,801

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

Amounts in columns expressed in thousands

	Nine months ended September 30,
		2009
	2010	(as adjusted)
Cash flows from operating activities of continuing operations
Net income / (loss)	($1,464)	$175,396
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Net income from discontinued operations	11,778	7,373
Depreciation and amortization	12,717	8,458
Deferred income taxes	(12,103)	(34,727)
Unrealized foreign exchange (gains)	(2,090)	(28,536)
Cost of debt extinguishment	14,114	0
Stock options compensation expense	2,433	2,862
Dividends received	17,983	3,528
Hedge fair value revaluation	0	9,160
Equity income in affiliates	(2,163)	13,419
Gain on fair value remeasurement of previously held equity interest, net of impairment	0	(153,778)
Amortization of deferred charges	0	27,423
Other non cash items	11,532	3,429
Changes in operating assets and liabilities:
Accounts receivable	155,430	136,759
Inventories	(3,179)	(919)
Prepayments and other current assets	(4,253)	8,231
Trade accounts payable	(44,636)	(56,805)
Other accrued liabilities and payables	(81,407)	(22,332)

Net cash provided by operating activities from continuing operations	74,692	98,941

Cash flows from investing activities of continuing operations
Investment in fixed assets	(3,226)	(8,282)
Proceeds from the disposal of fixed assets	0	3,815
Changes in restricted cash	481,419	0
Investment in trademarks	(6,000)	0
Disposal of subsidiaries	124,160	0
Acquisitions of subsidiaries, net of cash acquired	(135,964)	(40,764)

Net cash provided / (used in) by investing activities from continuing operations	460,389	(45,231)

Cash flows from financing activities of continuing operations
Borrowings on bank loans and overdraft facility	18,568	5,289
Payment of bank loans, overdraft facility and other borrowings	(76,265)	(61,930)
Payment of long-term borrowings	0	(601)
Payment of Senior Secured Notes	(367,954)	0
Repayment of obligation to former shareholders	0	(28,814)
Hedge closure	0	(1,940)
Repayment of short term capital leases	0	(913)
Proceeds from short term capital leases	324	0
Issuance of shares in public placement	0	179,579

Transactions with equity holders	7,500	(7,876)
Options exercised	2,336	817

Net cash provided by / (used in) financing activities from continuing operations	(415,491)	83,611

Cash flows from discontinued operations
Net cash provided by operating activities of discontinued operations	2,806	10,237

Net cash (used in) investing activities of discontinued operations	(330)	(647)

Net cash provided by / (used in) financing activities of discontinued operations	100	(7,329)

Net cash provided by discontinued operations	2,576	2,261

Adjustment to reconcile the change in cash balances of discontinued operations	(2,576)	(2,261)
Currency effect on brought forward cash balances	(13,172)	26,819
Net Increase in Cash	106,418	164,140
Cash and cash equivalents at beginning of period	126,439	107,601

Cash and cash equivalents at end of period	$232,857	$271,741

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$41,344	$51,196

Supplemental disclosures of cash flow information
Interest paid	$82,406	$48,329
Income tax paid	$25,441	$5,244

The accompanying notes are an integral part of the consolidated condensed financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except per share information

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (“CEDC”), a Delaware corporation, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. The Company is Central Europe’s largest integrated spirit beverages business. The Company is also a leading vodka producer by value and volume in Poland and Russia and produces the Absolwent, Zubrowka, Bols, Parliament, Green Mark, Soplica and Zhuravli brands, among others. In addition, it produces and distributes Royal Vodka, the number one selling vodka in Hungary. As well as sales and distribution of its own branded spirits, the Company is a leading exclusive importer of wines and spirits in Poland, Russia and Hungary. As disclosed further in Note 2 and Note 5, due to the sale of its distribution business completed on August 2, 2010 the Company has presented the distribution business in Poland as a discontinued operation in these financial statements.

2.	BASIS OF PRESENTATION

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

As a result of the requirements set out in ASC 810, the Company changed the method of consolidation of Whitehall Group, in which the Company controls 49% of the voting interest from consolidation to the equity method of accounting. This change was applied retrospectively to all the periods presented in the financial statements. Please refer to Note 4 for details.

For the purpose of financial reporting Management analyzed the requirements of U.S. GAAP (mainly ASC 360-10 Property Plant and Equipment and ASC 205-20 Presentation of Financial Statements) and concluded that as of March 31, 2010, the Company’s activities meet the required criteria and therefore it is necessary to present its distribution business, described below, as a component held for sale. On August 2, 2010 the Company has closed the sale of 100% of its distribution business in Poland to Eurocash S.A. for a purchase price of 378.6 million Polish zlotys ($124.2 million) in cash, on a debt free, cash free basis, after all price adjustments.

The table below presents the impact from the change in the presentation of the Company’s distribution business to discontinued operations as well as the impact of the adoption of ASC Topic 810 in relation to the Whitehall Group on the Consolidated Statements of Operations and Consolidated Balance Sheet of the Company as of December 31, 2009 in comparison to information previously filed in the Company’s Form 10-K for 2009.

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

Adjustments in the table above related to the disposal of distribution business represent the assets and liabilities in that business that are subsequently retained by the Company going forward.

	Three months ended September 30, 2009 (as adjusted)	Distribution business (-)	Whitehall Group (-)	Three months ended September 30, 2009 (as reported)

Sales	$415,182	$124,718	$37,387	$577,287
Excise taxes	(227,639)	40,451	0	(187,188)
Net Sales	187,543	165,169	37,387	390,099
Cost of goods sold	92,029	147,017	21,223	260,269

Gross Profit	95,514	18,152	16,164	129,830

Operating expenses	68,496	15,585	10,960	95,040

Operating Income	27,018	2,568	5,204	34,790

Non operating income / (expense), net
Interest (expense), net	(15,895)	(575)	(909)	(17,379)
Other financial income / (expense), net	57,831	0	281	58,112
Amortization of deferred charges	(16,192)	0	0	(16,192)
Other non operating income / (expense), net	(2,541)	(14)	2,236	(319)

Income before taxes and equity in net income from unconsolidated investments	50,221	1,979	6,812	59,012

Income tax (expense)	(10,236)	(204)	(1,144)	(11,584)
Equity in net earnings / (losses) of affiliates	5,433	0	(4,477)	956

Net income from continuing operations	$45,418	$1,775	$1,191	$48,384

Discontinued operations
Income / (loss) from operations of distribution business (including impairment charge of $28.2 million)	1,979	(1,979)	0	0
Income tax (expense)	(204)	204	0	0

Income / (loss) on discontinued operations	1,775	(1,775)	0	0

Net income / (loss)	$47,193	$0	$1,191	$48,384

Less: Net income attributable to noncontrolling interests in subsidiaries	47	0	0	47
Less: Net income attributable to noncontrolling interests in Whitehall Group	0	0	1,191	1,191

Net income / (loss) attributable to CEDC	$47,146	$0	$0	$47,146

	Nine months ended September 30, 2009	Distribution business	Whitehall Group	Nine months ended September 30, 2009
	(as adjusted)	(-)	(-)	(as reported)

Sales	$974,802	$341,311	$91,362	$1,407,475
Excise taxes	(540,598)	103,219	0	(437,379)
Net Sales	434,204	444,530	91,362	970,096
Cost of goods sold	214,455	390,961	53,992	659,408

Gross Profit	219,749	53,569	37,370	310,688

Operating expenses	(62,273)	42,938	27,703	8,368

Operating Income	282,022	10,631	9,667	302,320

Non operating income / (expense), net
Interest (expense), net	(46,556)	(1,850)	(3,110)	(51,516)
Other financial income / (expense), net	29,021	(270)	(3,570)	25,181
Amortization of deferred charges	(27,423)	0	0	(27,423)
Other non operating income / (expense), net	(10,798)	(39)	1,876	(8,961)

Income before taxes and equity in net income from unconsolidated investments	226,266	8,472	4,863	239,601

Income tax benefit / (expense)	(44,824)	(1,098)	(437)	(46,359)
Equity in net earnings / (losses) of affiliates	(13,419)	0	(3,593)	(17,013)

Net income from continuing operations	$168,023	$7,374	$833	$176,229

Discontinued operations
Income / (loss) from operations of distribution business (including impairment charge of $28.2 million)	8,471	(8,471)	0	0
Income tax (expense)	(1,098)	1,098	0	0

Income / (loss) on discontinued operations	7,373	(7,373)	0	0

Net income / (loss)	$175,396	$0	$833	$176,229

Less: Net income attributable to noncontrolling interests in subsidiaries	2,185	0	0	2,185
Less: Net income attributable to noncontrolling interests in Whitehall Group	0	0	833	833

Net income / (loss) attributable to CEDC	$173,211	$0	$0	$173,211

3.	ACQUISITIONS

Acquisitions made prior to December 31, 2008 were accounted for in accordance with SFAS No. 141, Business Combinations. Effective January 1, 2009, all business combinations are accounted for in accordance with SFAS 141R that has been codified as ASC Topic 805 Business Combinations.

On April 22, 2010, in accordance with the terms of the Option Agreement dated November 19, 2009, the Company exercised its right to issue to Cayman 4 and Cayman 5, in settlement of consideration owed under the Lion Option Agreement, 799,330 shares and 278,745 shares, respectively, of the Company’s common stock (the “Share Issuance”). The impact of the Share Issuance was to repay $45 million of the $50 million of deferred consideration recorded as a liability as of March 31, 2010.

4.	IMPACT OF ASC TOPIC 810 ON ACCOUNTING FOR WHITEHALL GROUP

In June 2009, the FASB issued new guidance on variable interest entities. ASU 2009-17, Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“VIE”), amended prior guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Determining who consolidates a VIE is based on two requirements: (i) who has the power over key decisions, and (ii) who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. If one party has both, then that party consolidates the entity. Power is based on who controls the decisions that most significantly impact the economic activities of the entity.

Except for the amount of $7.6 million that was lent at market rates as working capital by the Company to the Whitehall Group, which was repaid in the first quarter of 2010, there were no transfers of financial assets to VIE as the Whitehall Group is generally a self financing entity. The Company does not have any continuing involvement with transferred financial assets that allow the transferors to receive cash flows or other benefits from the assets or requires the transferors to provide cash flows or other assets in relation to the transferred financial assets.

According to the Whitehall Group shareholder’s agreement, Whitehall Group shall be under the sole effective control of its majority shareholder Mark Kaufman or one of his affiliates acting in the capacity of CEO. Mark Kaufman shall be responsible for the management and operations of Whitehall Group’s business, his actions in certain areas are, however, dependent on the consent of the board of directors.

ASU 2009-17 was effective for the Company from January 1, 2010. Due to the revision of ASC Topic 810, including the redefining of ‘control’, and because the day-to-day control over the business has been delegated to the CEO—Mark Kaufman and the list of activities for which the Company has overview is limited, the Company changed the accounting treatment for its 49% voting interest in Whitehall Group from consolidation to the equity method of accounting.

Adoption of the requirements of ASC Topic 810 resulted as of December 31, 2009 in a net decrease in assets of $108 million, liabilities of $85 million and non-controlling interest of $23 million. Please refer to Note 2 for the disclosure impact from the adoption of ASC Topic 810 on the consolidated financial statements of the Company as of December 31, 2009. As of September 30, 2010 we continue to hold 50% minus one vote of the voting power and 80% of the total economic shares of Whitehall.

5.	DISCONTINUED OPERATIONS

For the purpose of financial reporting we analyzed the requirements of US-GAAP (mainly ASC 360-10 PP&E and ASC 205-20 Presentation of Financial Statements) and concluded that as of March 31, 2010, the Company’s distribution business met the required criteria defined in these standards and therefore it was necessary to present its distribution business, described below, as a component held for sale. There were no changes in that determination in the following periods until the sales transaction date of August 2, 2010.

On April 8, 2010, the Company, through its wholly owned subsidiary Carey Agri International Poland sp. z o.o. (“Carey Agri), entered into a Preliminary Agreement on Sale of Shares (the “Preliminary Agreement”) with Eurocash S.A. (“Eurocash”) pursuant to which (i) the Company agreed to sell all shares of Astor sp. z o.o., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne sp. z o.o., Damianex S.A., Delikates sp. z o.o., Miro sp. z o.o., MTC sp. z o.o., Multi-Ex S.A., Onufry S.A., Panta-Hurt sp. z o.o., Polskie Hurtownie Alkoholi sp. z o.o., Premium Distributors sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi “Agis” S.A., Przedsiebiorstwo Handlu Spozywczego sp. z o.o. and Saol Dystrybucja sp. z o.o., representing 100% of the Company’s distribution business in Poland to Eurocash and (ii) Eurocash agreed to pay total consideration of 400 million Polish zlotys ($137 million) in cash, on a debt free, cash free basis, subject to potential price adjustments (if any) and Polish anti-trust approval (the “Total Consideration”). Under the terms of the Preliminary Agreement, the Total Consideration was deposited into an escrow account to be released upon deletion of security by Eurocash; in any event, 75% of the Total Consideration would be released to the Company 90 days following the transaction closing date. The escrow was released on September 23, 2010.

In addition, On April 8, 2010, the Company also entered into a Distribution Agreement with Eurocash pursuant to which Eurocash will distribute the Company’s portfolio of brands and exclusive import brands in Poland for a period of six years.

During the nine month period ended September 30, 2010 the Company recorded an impairment charge related to goodwill upon the sale of the distribution business of 80.8 Polish zlotys ($28.2 million). The results of the distribution business are included in earnings from discontinued operations, net of taxes, for all periods presented.

As already mentioned in Note 2 on August 2, 2010 the Company has closed the sale of 100% of its distribution business in Poland to Eurocash SA for a purchase price of 378.6 million Polish zlotys in cash, on a debt free, cash free basis, after all price adjustments. As shown in the table below resulting from disposal the Company realized in the three month period ended September 30, 2010 a gain on sale amounting to $35.2 million being the difference between the value of the net assets of the disposed business decreased by costs associated directly to disposal and cash received by the Company.

Cash Received	$124,160
less:
Assets of discontinued operations	173,168
Liabilities of discontinued operations	(119,921)
OCI related to discontinued operations	(19,549)
Goodwill of discontinued operations	52,306

Total net book value of discontinued operations	86,004

Expenses related directly to disposal of discontinued operations	2,991

Gain on disposal	$35,165

The Company will continue to generate cash flows from the distribution business after its sale to Eurocash as the Company has signed a six year agreement with Eurocash for the distribution of certain of CEDC’s portfolio of its own brands and other exclusive import brands in Poland. Management has concluded, however, that sales of products other than CEDC’s constituted the significant portion of the distribution business. CEDC estimates that sales of its products through the transferred distribution network will not exceed 10% of the sales of the Company, on a consolidated basis. Management does not consider the cash flows expected to be generated under the distribution agreement with Eurocash to be significant in the future. Results of discontinued operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net sales	$50,637	$165,169	$348,898	$444,527

Earnings/(losses) from operations before taxes	(4,295)	1,979	(18,812)	8,471
Gain on disposal of discontinued operations	35,165	0	35,165	0
Taxes on earnings — operations	147	(204)	37	(1,098)
Goodwill Impairment	0	0	(28,168)	0

Earnings/(losses) from discontinued operations	$31,017	$1,775	($11,778)	$7,373

Earnings from discontinued operations for the three month period ended September 30, 2010 in the table above include gain on disposal of $35.2 million.

The following table includes the consolidated assets and liabilities of the distribution business that have been segregated and classified as assets held for sale and liabilities related to assets held for sale, as appropriate, in the consolidated condensed balance sheets as at December 31, 2009.

December 31, 2009
Cash	$14,253
Trade receivables, less allowances	136,077
Inventories	104,391
Prepaid expenses and Other receivables	12,840

Total current assets	267,561

Plant and equipment, net	16,179
Goodwill	84,766
Intangible assets, net	833

Total noncurrent assets	101,778

Payables and accrued liabilities	178,902
Current portion long-term debt	15,859

Total current liabilities	194,761

Long-term debt	2,500
Other long term liabilities	320

Total noncurrent liabilities	2,820

Accumulated other comprehensive income	$40,316

6.	RESTRICTED CASH

On the balance sheet as of December 31, 2009 the Company disclosed restricted cash of $481 million that included €264 million (approximately US $381 million as of December 31, 2009) as repayment of Senior Secured Notes due 2012 to be settled in 2010 and $100 million funded into escrow and recorded as Restricted Cash for the remaining obligations under the Russian Alcohol acquisition.

On January 4, 2010 the Company completed the redemption of its Senior Secured Notes due 2012 with the final payment of all outstanding principal, accrued interest and the call premium, releasing the cash of €263.9 million (approximately $381 million) and on January 11, 2010, the Company paid $100 million to Lion Capital to settle the Russian Alcohol acquisition.

7.	INTANGIBLE ASSETS OTHER THAN GOODWILL

The major components of intangible assets are:

	September 30,	December 31,
	2010	2009
Non-amortizable intangible assets:
Trademarks	$782,203	$795,543
Impairment	(21,973)	(22,589)

Total	760,230	772,954
Amortizable intangible assets:
Customer relationships	824	847
Less accumulated amortization	(684)	(579)

Total	140	268

Total intangible assets	$760,370	$773,222

Management considers trademarks that are indefinite-lived assets to have high or market-leader brand recognition within their market segments based on the length of time they have existed, the comparatively high volumes sold and their general market positions relative to other products in their respective market segments. These trademarks include Soplica, Zubrowka, Absolwent, Royal, Parliament, Green Mark, Zhuravli and the rights for Bols Vodka in Poland, Hungary and Russia. On February 8, 2010 the Company purchased the Urozhay brand rights for $6 million. Taking the above into consideration, as well as the evidence provided by analyses of vodka products life cycles, market studies, competitive and environmental trends, we believe that these brands will generate cash flows for an indefinite period of time, and that the useful lives of these brands are therefore indefinite. In accordance with ASC Topic 350-30, intangible assets with an indefinite life are not amortized but are reviewed at least annually for impairment. The change in the value of trademarks between September 30, 2010 and December 31, 2009 result mainly from the foreign exchange differences caused by devaluation of Polish zloty against U.S. dollar.

8.	EQUITY METHOD INVESTMENTS IN AFFILIATES

We hold the following investments in unconsolidated affiliates:

		Carrying Value
		September 30,	December 31,
	Type of affiliate	2010	2009
Whitehall Group	Equity-Accounted Affiliate	230,164	244,504

	Total Carrying value	$230,164	$244,504

The Company has a 80% economic interest and an effective voting interests of 49% in Whitehall Group and a voting interest of 25% in the Moet Hennessy joint venture, which is included in Whitehall Group.

The summarized financial information of investments are shown in the table below with the balance sheet financial information reflecting Whitehall Group and its joint venture with Moet Hennessy consolidated under the equity method as of December 31, 2009. The results from operations for the three and nine months ended September 30, 2009 include the results of Whitehall Group and its joint venture together with Moet Hennessy. Additionally the results for the nine months ended September 30, 2009 include results of Russian Alcohol, which was consolidated under the equity method until April 24, 2009.

	September 30, 2010	December 31, 2009
Current assets	$90,408	$129,737
Noncurrent assets	94,967	93,137
Current liabilities	57,590	86,067
Noncurrent liabilities	0	7,635

	Total		Total
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net sales	$37,806	$37,388	$94,350	$172,154
Gross profit	4,617	16,164	24,417	79,539
Income/(loss) from continuing operations	2,161	6,791	2,717	(36,123)
Net income/(loss)	2,161	6,791	2,717	(36,123)
Net income/(loss) attributable to the registrant	1,719	5,433	2,163	(13,419)

9.	COMPREHENSIVE INCOME/(LOSS)

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

As of September 30, 2010, our functional currencies (Polish zloty, Russian ruble and Hungarian forint) used to translate the balance sheet weakened against the U.S. dollar as compared to the exchange rate as of December 31, 2009, and as a result a comprehensive loss was recognized.

10.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic:
Income from continuing operations	$68,879	$45,418	$10,314	$168,023
Income / (loss) on discontinued operations	31,017	1,775	(11,778)	7,373

Net income / (loss)	$99,896	$47,193	($1,464)	$175,396

Weighted average shares of common stock outstanding (used to calculate basic EPS)	70,432	55,159	69,925	50,789
Net effect of dilutive employee stock options based on the treasury stock method	183	341	270	171

Weighted average shares of common stock outstanding (used to calculate diluted EPS)	70,615	55,500	70,195	50,960

Net income / (loss) per common share - basic:
Continuing operations	$0.98	$0.83	$0.15	$3.31
Discontinued operations	$0.44	$0.03	($0.17)	$0.14

	$1.42	$0.86	($0.02)	$3.45

Net income / (loss) per common share - diluted:
Continuing operations	$0.98	$0.83	$0.15	$3.30
Discontinued operations	$0.43	$0.02	($0.17)	$0.14

	$1.41	$0.85	($0.02)	$3.44

Employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during the three and nine month periods ended September 30, 2010 and 2009. In addition there is no adjustment to fully diluted shares related to the Convertible Senior Notes as the average market price was below the conversion price for the periods.

11.	BORROWINGS

Bank Facilities

As of September 30, 2010 amount of $53.2 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

As of September 30, 2010, the Company had utilized approximately $61.4 million of a multipurpose credit line agreement in connection with the 2007 tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company and are secured by 33.95% of the share capital of Polmos Bialystok S.A. The indebtedness under the credit line agreement matures on February 24, 2011.

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

On July 2, 2008, the Company entered into a Facility Agreement with Bank Handlowy w Warszawie S.A., which provided for a term loan facility of $40 million, of which $20.0 million was outstanding as at September 30, 2010. The term loan matures on July 4, 2011 and is guaranteed by CEDC, Carey Agri and certain other subsidiaries of the Company and is secured by all of the shares of capital stock of Carey Agri and subsequently will be further secured by shares of capital stock in certain other subsidiaries of CEDC.

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

As of December 31, 2009, the Company had accrued interest of $12.2 million related to the 2012 Notes that was paid together with the principal amount and a 4% premium on early repayment on January 4, 2010. Total obligations under the 2012 Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method.

December 31, 2009

Senior Secured Notes due 2012	$365,989
Fair value bond mark to market	(301)
Unamortized portion of closed hedges	(2,000)
Unamortized issuance costs	(4,745)

Total	$358,943

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

As of September 30, 2010 the Company had accrued interest of $0.4 million related to the Convertible Senior Notes, with the next coupon due for payment on March 15, 2011. As of December 31, 2009, accrued interest related to Convertible Senior Notes is presented together with the Convertible Senior Notes balance. Total obligations under the Convertible Senior Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	September 30,	December 31,
	2010	2009

Convertible Senior Notes	$310,000	$312,711
Unamortized issuance costs	(3,406)	(4,209)
Debt discount related to Convertible Senior Notes	(9,608)	(12,665)

Total	$296,986	$295,837

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

As of September 30, 2010 and December 31, 2009 the Company had accrued interest of $26.9 million and $6.6 million respectively, related to the Senior Secured Notes due 2016, with the next coupon due for payment on December 1, 2010. As of

December 31, 2009, accrued interest related to the Senior Secured Notes due 2016 is presented together with the Senior Secured Notes balance. Total obligations under the Senior Secured Notes due 2016 are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	September 30,	December 31,
	2010	2009

Senior Secured Notes due 2016	$897,569	$934,410
Unamortized issuance costs	(23,606)	(24,780)

Total	$873,963	$909,630

Total borrowings as disclosed in the financial statements are:

	September 30,	December 31,
	2010	2009

Short term bank loans and overdraft facilities for working capital	$37,089	$60,000
Short term obligations under Senior Secured Notes	0	358,943
Short term bank loans for share tender	61,433	21,053

Total short term bank loans and utilized overdraft facilities	98,522	439,996

Long term bank loans for share tender	0	63,158
Long term obligations under Senior Secured Notes	873,963	909,630
Long term obligations under Convertible Senior Notes	296,986	295,837
Other total long term debt, less current maturities	19,360	42,885

Total debt	$1,288,831	$1,751,506

September 30, 2010
Principal repayments for the following years
2010	$3,030
2011	98,719
2012	6,453
2013	306,666
2014 and beyond	873,963

Total	$1,288,831

12.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	September 30, 2010	December 31, 2009

Raw materials and supplies	$29,273	$31,220
In-process inventories	2,994	2,914
Finished goods and goods for resale	58,859	58,082

Total	$91,126	$92,216

Because of the nature of the products supplied by the Company, great attention is paid to inventory rotation. Where goods are estimated to be obsolete or unmarketable they are written down to a value reflecting the net realizable value in their relevant condition.

Cost includes customs duty (where applicable), and all costs associated with bringing the inventory to a condition for sale. These costs include importation, handling, storage and transportation costs, and exclude rebates received from suppliers, which are reflected as reductions to closing inventory. Inventories are comprised primarily of beer, wine, spirits, packaging and raw materials and non-alcoholic beverages.

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

The Company files income tax returns in the U.S., Poland, Hungary, Russia, as well as in various other countries throughout the world in which we conduct our business. The major tax jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2006 in the U.S., 2005 in Poland and Hungary and 2007 in Russia.

14.	OPERATING SEGMENTS

The Company operates and manages its business based upon three primary segments: Poland, Russia and Hungary. Selected financial data split based upon this segmentation assuming elimination of intercompany revenues and profits is shown below: Segment information represents only continuing operations.

	Segment Net Revenues
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Segment
Poland	$52,382	$67,390	$153,213	$171,736
Russia	98,744	111,792	311,667	239,054
Hungary	6,634	8,361	18,283	23,414

Total Net Sales	$157,760	$187,543	$483,163	$434,204

	Operating Income
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Segment
Poland before fair value adjustments	$14,276	$16,445	$40,197	$44,382
Gain on remeasurement of previously held equity interests	0	0	0	225,605
Contingent consideration true-up	0	(15,000)	0	(15,000)
Impairment charge	0	0	0	(20,309)

Poland after fair value adjustments	14,276	1,445	40,197	234,678
Russia	15,843	26,520	58,816	50,387
Hungary	1,001	1,683	2,800	3,519
Corporate Overhead
General corporate overhead	(1,286)	(1,692)	(3,827)	(3,700)
Option Expense	(761)	(938)	(2,433)	(2,862)

Total Operating Profit	$29,073	$27,018	$95,553	$282,022

	Identifiable Operating Assets
	September 30, 2010	December 31, 2009
Segment
Poland	$1,256,215	$1,348,131
Russia	2,140,786	2,269,098
Hungary	26,816	38,643
Corporate	9,960	389,319

Total Identifiable Assets	$3,433,777	$4,045,191

	Goodwill
	September 30, 2010	December 31, 2009
Segment
Poland	$391,415	$402,433
Russia	1,051,582	1,074,314
Hungary	7,125	7,325
Corporate	—	—

Total Goodwill	$1,450,122	$1,484,072

15.	INTEREST INCOME / (EXPENSE)

For the three and nine months ended September 30, 2010 and 2009, respectively, the following items are included in Interest income / (expense):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Interest income	$1,294	$2,205	$3,666	$9,016
Interest expense	(27,043)	(18,100)	(81,514)	(55,572)

Total interest (expense), net	($25,749)	($15,895)	($77,848)	($46,556)

Higher interest expense when comparing the three months ended September 30, 2010 and three months ended September 30, 2009 results mainly from the higher interest rate associated with the Senior Secured Notes that increased from 8% to approximately 9%, as well as the increase in the amount of Notes as at September 30, 2010 in comparison to September 30, 2009 from $357 million to $874 million.

16.	OTHER FINANCIAL INCOME / (EXPENSE)

For the three and nine months ended September 30, 2010 and 2009, respectively, the following items are included in Other financial income / (expense):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Foreign exchange impact related to foreign currency financing	$81,773	$57,801	$792	$15,658
Foreign exchange impact related to long term Notes receivable	0	0	0	9,276
Other gains / (losses)	0	30	4,195	4,087

Total other financial income / (expense), net	$81,773	$57,831	$4,987	$29,021

17.	OTHER NON OPERATING INCOME / (EXPENSE)

For the three and nine months ended September 30, 2010 and 2009, the following items are included in Other Non Operating Income / (Expense):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Early redemption call premium	$0	$0	($14,115)	$0
Write-off of unamortized offering costs	0	0	(4,076)	0
Dividend received	0	0	7,642	0
Other gains / (losses)	(914)	(2,541)	(1,717)	(10,798)

Total other non operating income / (expense), net	($914)	($2,541)	($12,266)	($10,798)

Other non operating items in the nine month period ended September 30, 2010 include early redemption call premium as well as write-off of unamortized offering costs both related to the 2012 Senior Secured Notes that were refinanced with the new 2016 Senior Secured Notes in January 2010. The amount of $7.6 million for the nine month period ended September 30, 2010 refers to dividends received in the second quarter of 2010 from the distribution business presented as discontinued operations in these financial statements.

18.	FAIR VALUE MEASUREMENTS

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

•

Short term securities—This consists of foreign exchange options to protect against foreign exchange risk of payments related to term loans denominated in U.S. dollars in 2009. As of September 30, 2009 the change in fair value of options, based on the mark to market valuation, is recorded as a gain or loss in the consolidated statement of operations. As of September 30, 2010 the Company was not part of any hedge agreements.

The carrying amounts of financial instruments as shown in the table below approximate their fair values:

September 30, 2010 Carrying Amount

Cash and cash equivalents	$232,857
Equity method investment in affiliates	230,164
Bank loans, overdraft facilities and long-term debt	1,288,831

19.	STOCK OPTION PLANS AND WARRANTS

The Company adopted ASC Topic 718 Compensation - Stock Compensation requiring the recognition of compensation expense in the Consolidated Condensed Statements of Operations related to the fair value of its employee share-based options.

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

A summary of the Company’s stock option and restricted stock units activity, and related information for the nine month period ended September 30, 2010 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price

Outstanding at January 1, 2010	1,481,550	$27.85
Granted	82,000	$28.70
Exercised	(65,025)	$18.66
Forfeited	0	$0.00

Outstanding at March 31, 2010	1,498,525	$28.29
Exercisable at March 31, 2010	1,156,900	$28.04

Outstanding at April 1, 2010	1,498,525	$28.29
Granted	0	$0.00
Exercised	(47,125)	$16.16
Forfeited	0	$0.00

Outstanding at June 30, 2010	1,451,400	$28.68
Exercisable at June 30, 2010	1,168,775	$30.18

Outstanding at June 30, 2010	1,451,400	$28.68
Granted	0	$0.00
Exercised	(15,000)	$24.05
Forfeited	(28,500)	$38.60

Outstanding at September 30, 2010	1,407,900	$28.53
Exercisable at September 30, 2010	1,135,775	$29.96

Nonvested restricted stock units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2010	79,074	$44.63
Granted	5,512	$31.39
Vested	—	$—
Forfeited	(1,681)	$41.35

Nonvested at March 31, 2010	82,905	$43.85

Nonvested at April 1, 2010	82,905	$43.85
Granted	18,135	$28.13
Vested	(18,700)	$34.51
Forfeited	(12,059)	$39.26

Nonvested at June 30, 2010	70,281	$43.07

Nonvested at June 30, 2010	70,281	$43.07
Granted	22,297	$26.55
Vested	(2,900)	$35.66
Forfeited	(11,554)	$59.97

Nonvested at September 30, 2010	78,124	$36.13

Nonvested restricted stock	Number of Restricted Stock	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2010	—	$—
Granted	36,835	$28.41
Vested	—	$—
Forfeited	—	$—

Nonvested at March 31, 2010	36,835	$28.41

Nonvested at April 1, 2010	36,835	$28.41
Granted	9,166	$35.59
Vested	—	$—
Forfeited	—	$—

Nonvested at June 30, 2010	46,001	$29.84

Nonvested at June 30, 2010	46,001	$29.84
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Nonvested at September 30, 2010	46,001	$29.84

During the nine months ended September 30, 2010, the range of exercise prices for outstanding options was $1.13 to $60.92. During 2010, the weighted average remaining contractual life of options outstanding will be 4.9 years. Exercise prices for options exercisable as of September 30, 2010 ranged from $1.13 to $60.92. The Company has also granted 22,297 restricted stock units to its employees at an average price of $26.55, during the third quarter of 2010.

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of September 30, 2010, the Company has not changed the terms of any outstanding awards.

During the nine months ended September 30, 2010, the Company recognized compensation cost of $1.2 million and a related deferred tax asset of $0.42 million.

As of September 30, 2010, there was $3.1 million of total unrecognized compensation cost related to non-vested stock options, restricted stock units and restricted stock granted under the Plan. The costs are expected to be recognized over a weighted average period of 36 months through 2010-2013.

Total cash received from exercise of options during the nine months ended September 30, 2010 amounted to $2.3 million.

For the nine month period ended September 30, 2010, the compensation expense related to all options was calculated based on the fair value of each option grant using a binomial distribution model. The Company has never paid cash dividends and does not currently have plans to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on an average of implied and historical volatility projected over the remaining term of the options. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	Nine months ended September 30,
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

The Polmos Bialystok Acquisition

As part of the Share Purchase Agreement related to the October 2005 Polmos Bialystok Acquisition, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish zloty during the six years after the acquisition was consummated. As of September 30, 2010, the Company had invested 73.4 million Polish zloty (approximately $25.1 million) in Polmos Bialystok.

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

21.	SUBSEQUENT EVENTS

NONE

22.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU amends disclosure requirements with respect to the credit quality of financing receivables and the related allowance for credit losses. Entities will be required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. Disclosures to be made as of the end of a reporting period will be effective for the Company’s reporting period ending December 31, 2010; the disclosures about activity that occurs during a reporting period will be effective for the Company’s reporting period ending March 31, 2011. Since this ASU will only amend disclosure requirements, not current accounting practice, the Company does not anticipate that adoption of this ASU will have any impact on the Company’s balance sheets, statements of income or statements of cash flows.

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

In connection with the completion of these investments the Company completed three capital raising initiatives comprised of two public equity offerings, with net proceeds of approximately $491 million, and a notes offering with net proceeds of approximately $930 million. The primary use of the equity proceeds was to fund the remaining buyout of Parliament and to partially fund the remaining buyout of Russian Alcohol. The proceeds from the notes offering were used to (i) fund a portion of the buyout of Russian Alcohol, (ii) to refinance approximately $380 million of the Company’s outstanding Senior Secured Notes due in 2012, and (iii) to refinance approximately $264 million of debt in place in Russian Alcohol. As a result of the notes offering the Company has extended the maturities of a significant portion of its debt to 2016 and settled its payment obligations to Lion Capital for the purchase of Russian Alcohol.

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

Changes in Accounting Treatment

As described in Note 2 of the Consolidated Financial Statements, in June 2009, the FASB issued new guidance on variable interest entities. ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, amends current guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. ASU 2009-17 is effective for the Company from January 1, 2010. As a result of adoption ASC Topic 810, the Company changed from consolidation to the equity method of accounting for its 49% voting interest in Whitehall Group effective as of May 23, 2008. This change was applied retrospectively to all the periods presented in the financial statements. Adoption of the requirements of ASC Topic 810 resulted as of December 31, 2009 in net decrease in assets of $108 million, liabilities of $85 million and non-controlling interest of $23 million. The following management discussion and analysis is prepared on the basis of the adjusted balances for 2009 and therefore does not include the results of operations for the Whitehall Group.

Also as described in Note 5 of the Consolidated Financial Statements, on August 2, 2010 the Company has closed the sale of 100% of its distribution business in Poland to Eurocash SA for a purchase price of 378.5 million Polish zlotys in cash, on a debt free, cash free basis, after all price adjustments. Resulting from disposal the Company realized in the three month period ended September 30, 2010 a gain on the sale amounting to $35.2 million being the difference between the value of the net assets of the disposed business increased by costs associated directly to disposal and cash received by the Company. Based upon the application of ASC 205-20, the Company has presented these companies as a held for sale asset. As a result, the sales and costs of the Polish distribution business are no longer reflected in the results of operations above net income from continuing operations in 2010 and prior periods. For comparability purposes this has been applied retroactively to 2009 and is reflected in the below management discussion and analysis.

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

As these notes were funded in U.S. dollars and euros and lent to Polish zloty and Russian ruble reporting entities, the Company is exposed to exchange rate movements as described in the following section.

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€380 million or approximately $517 million	$5.2 million gain/loss

Results of Operations:

Three months ended September 30, 2010 compared to three months ended September 30, 2009

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Three months ended
	September 30, 2010	September 30, 2009 (as adjusted)

Sales	$347,492	$415,182
Excise taxes	(189,732)	(227,639)
Net Sales	157,760	187,543
Cost of goods sold	80,448	92,029

Gross Profit	77,312	95,514

Operating expenses	48,239	53,496
Contingent consideration true-up	0	15,000
Gain on remeasurement of previously held equity interests	0	0
Impairment charge	0	0

Operating Income	29,073	27,018

Non operating income / (expense), net
Interest (expense), net	(25,749)	(15,895)
Other financial income, net	81,773	57,831
Amortization of deferred charges	0	(16,192)
Other non operating (expense), net	(914)	(2,541)

Income / (loss) before taxes and equity in net income from unconsolidated investments	84,183	50,221

Income tax (expense)	(17,023)	(10,236)
Equity in net earnings / (losses) of affiliates	1,719	5,433

Income from continuing operations	$68,879	$45,418

Discontinued operations
Income / (loss) from operations of distribution business (including impairment charge of $28.2 million and gain on disposal of $35.2 million in 3 months ended September 30, 2010)	30,870	1,979
Income tax benefit / (expense)	147	(204)

Income / (loss) on discontinued operations	31,017	1,775

Net income / (loss)	99,896	47,193

Less: Net income attributable to noncontrolling interests in subsidiaries	0	47

Net income / (loss) attributable to CEDC	$99,896	$47,146

Income from continuing operations per share of common stock, basic	$0.98	$0.83

Income from discontinued operations per share of common stock, basic	$0.44	$0.03

Net income from operations per share of common stock, basic	$1.42	$0.86

Income from continuing operations per share of common stock, diluted	$0.98	$0.83

Income from discontinued operations per share of common stock, diluted	$0.43	$0.02

Net income from operations per share of common stock, diluted	$1.41	$0.85

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and exclusive imports and value added tax. Total net sales decreased by approximately 15.8%, or $29.7 million, from $187.5 million for the three months ended September 30, 2009 to $157.8 million for the three months ended September 30, 2010. Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Sales Three months ended September 30,
	2010	2009
Segment
Poland	$52,382	$67,390
Russia	98,744	111,792
Hungary	6,634	8,361

Total Net Sales	$157,760	$187,543

Sales for Poland decreased by $15.0 million from $67.4 million for the three months ending September 30, 2009 to $52.4 million for the three months ending September 30, 2010. This decrease was driven mainly by a decline in year on year sales of $11.5 million due to a combination of a 5%-7% drop in the vodka market during the quarter in Poland, which we believe was primarily due to the heat wave that hit Eastern Europe as well as an approximately three percent point drop in market share of our brands in Poland. The drop in market share was primarily from reduced sales of our mainstream products in the traditional trade. Partially offsetting the decline in our domestic vodka sales was an approximately ten percent growth in both of our import and export brands. In addition to the local currency sales decline our sales results in Poland were further impacted by a weakening of the Polish zloty against the U.S. dollar during the quarter which accounted for approximately $3.5 million of the decrease in sales in U.S. dollar terms.

Sales for Russia decreased by $13.1 million from $111.8 million for the three months ending September 30, 2009 to $98.7 million for the three months ending September 30, 2010. On a local currency basis, organic sales declined by approximately 14% which was due to a volume drop of approximately 8%, which is in line with what we believe were the overall trends in the vodka market for the quarter, as well a 3% reduction due to mix and a 3% reduction due to higher trade marketing spending. The volume decline was primarily due to the overall weaker vodka market during the quarter as vodka sales were impacted by the record heat wave and forest fires effecting Russia during July and August 2010. Although volumes recovered in September, the recovery was not enough to offset the double digit declines in July in August. The higher trade marketing represents extra spend that the Company made beginning in June 2010 to drive volume in the summer months. However due as well to the extreme weather conditions and fires as noted above, the benefits of this spend were not realized as planned, thus driving a lower average sales price without the benefit of the incremental volume gains, The local currency sales reduction was partially offset by a strengthening of the Russian ruble against the U.S. dollar which accounted for approximately $2.7 of sales in U.S. dollar terms.

The Hungarian sales decline was driven mainly by the soft consumer environment and excise tax increase on January 1, 2010 with local currency sales down 8%. This 8% decline in the third quarter of 2010, however represents an improvement over our approximately 30% drop in local currency sales during the first and second quarters of 2010.

Gross Profit

Total gross profit decreased by approximately 19.1%, or $18.2 million, to $77.3 million for the three months ended September 30, 2010, from $95.5 million for the three months ended September 30, 2009, reflecting the decrease in gross profit margins percentage in the three months ended September 30, 2010. Gross margin decreased from 50.9% of net sales for the three months ended September 30, 2009 to 49.0% of net sales for the three months ended September 30, 2010. The primary drivers of this drop were lower margins generated in Russia due to the factors described above, namely the impact of sales mix and higher trade marketing spend. In addition the cost of goods sold for the period was adversely impacted due to higher spirits prices in 2010 as compared to the same period in the prior year. Spirit prices which increased by 20%-25% during the quarter due to the heat in Eastern Europe during the summer however have now stabilized. The value of this increase in spirit price would represent approximately 3%-4% of gross margin on a normalized basis. However, as the Company still had reserves of spirit at old prices at the beginning of the third quarter of 2010, this actually translated into a value equal to approximately 2%-4% of gross margin.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses decreased by approximately 29.6%, or $20.3 million, from $68.5 million for the three months ended September 30, 2009 to $48.2 million for the three months ended September 30, 2010. This decrease resulted primarily from the impact of cost reduction programs in Poland and Russia as well as lower sales as compared to the same quarter in the prior year. Operating expenses net of fair value adjustments decreased by $5.3 million, from $53.5 million for the three months ended September 30, 2009 to $48.2 million for the three months ended September 30, 2010. The 2010 cost base was decreased by approximately $6.7 million resulting from savings mainly in Russia and Poland offset by certain cost related to reorganization of the Russian business resulting in increased non-recurring costs of approximately $3.4 million. The table below sets forth the items of operating expenses.

	Three Months Ended September 30,
	2010	2009
	($ in thousands)
S,G&A	$40,536	$43,378
Marketing	5,907	8,360
Depreciation and amortization	1,796	1,758

Operating expense before fair value adjustments	$48,239	$53,496
Contingent consideration true-up	0	15,000

Total operating expense	$48,239	$68,496

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A expenses decreased by $2.9 million, from $43.4 million for the three months ended September 30, 2009 to $40.5 million for the three months ended September 30, 2010.

Depreciation and amortization remained at similar level of $1.8 million for the three months ended September 30, 2009 and 2010.

Operating Income

Total operating income increased by approximately 7.8%, or $2.1 million, from $27.0 million for the three months ended September 30, 2009 to $29.1 million for the three months ended September 30, 2010, primarily driven by lower sales value in Poland and Russia. The table below summarizes the segmental split of operating profit.

	Operating Income Three months ended September 30,
	2010	2009
Segment
Poland before fair value adjustments	$14,276	$16,445
Contingent consideration true-up	0	(15,000)

Poland after fair value adjustments	14,276	1,445
Russia	15,843	26,520
Hungary	1,001	1,683
Corporate Overhead
General corporate overhead	(1,286)	(1,692)
Option Expense	(761)	(938)

Total Operating Income	$29,073	$27,018

Operating income in Poland before fair value adjustment decreased by $2.2 million driven mainly by the impact of lower sales volumes in Poland as described above.

The operating income in Russia decreased by $10.7 million, driven by primarily by the impact of lower sales volume and worse sales mix for the three months ending September 30, 2010 as compared to the same period last year. These decreases were partially offset by further underlying costs savings.

Non Operating Income and Expenses

Total interest expense increased by approximately 61.6%, or $9.8 million, from $15.9 million for the three months ended September 30, 2009 to $25.7 million for the three months ended September 30, 2010. This increase is mainly a result of the additional interest from Senior Secured Notes due 2016. The incremental borrowings were used primarily to finance the remaining buy out of Russian Alcohol which was completed in January 2010 and was offset with the reduction in amortization of deferred charges related to the outstanding liability for the Russian Alcohol acquisition.

The Company recognized $81.8 million of unrealized foreign exchange rate gains in the three months ended September 30, 2010, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $57.8 million of gains in the three months ended September 30, 2009. These gains resulted mainly from the appreciation of the Polish zloty and Russian ruble against the U.S. dollar and euro.

Income Tax

Our effective tax rate for the three months ending September 30, 2010 was 20.2%, which is driven by the blended statutory tax rates rate of 19% in Poland and 20% in Russia.

Equity in Net Earnings

Equity in net earnings for the three months ending September 30, 2010 include the Company’s proportional share of net income from its investment in the Whitehall Group.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Nine months ended
	September 30, 2010	September 30, 2009
		(as adjusted)

Sales	$1,058,260	$974,802
Excise taxes	(575,097)	(540,598)
Net Sales	483,163	434,204
Cost of goods sold	243,241	214,455

Gross Profit	239,922	219,749

Operating expenses	144,369	128,023
Consideration true-up	0	15,000
Gain on remeasurement of previously held equity interests	0	(225,605)
Impairment charge	0	20,309

Operating Income	95,553	282,022

Non operating income / (expense), net
Interest (expense), net	(77,848)	(46,556)
Other financial income, net	4,987	29,021
Amortization of deferred charges	0	(27,423)
Other non operating (expense), net	(12,266)	(10,798)

Income before taxes and equity in net income from unconsolidated investments	10,426	226,266

Income tax (expense)	(2,275)	(44,824)
Equity in net earnings / (losses) of affiliates	2,163	(13,419)

Income /(loss) from continuing operations	10,314	168,023

Discontinued operations
Income / (loss) from operations of distribution business (including impairment charge of $28.2 million)	(11,815)	8,471
Income tax (expense)	37	(1,098)

Income / (loss) on discontinued operations	(11,778)	7,373

Net income / (loss)	(1,464)	175,396

Less: Net income attributable to noncontrolling interests in subsidiaries	0	2,185

Net income / (loss) attributable to CEDC	($1,464)	$173,211

Income from continuing operations per share of common stock, basic	$0.15	$3.31

Income / (loss) from discontinued operations per share of common stock, basic	($0.17)	$0.14

Net (loss) from operations per share of common stock, basic	($0.02)	$3.45

Income from continuing operations per share of common stock, diluted	$0.15	$3.30

Income / (loss) from discontinued operations per share of common stock, diluted	($0.17)	$0.14

Net income / (loss) from operations per share of common stock, diluted	($0.02)	$3.44

Net Sales

Total net sales increased by approximately 11.3%, or $49.0 million, from $434.2 million for the nine months ended September 30, 2009 to $483.2 million for the nine months ended September 30, 2010. The increase was driven primarily by the consolidation of Russian Alcohol during the full period in 2010, as it was not consolidated in the first quarter of 2009, resulting in an increase of $80 million offset by reduction of sales from our vodka production units to our distribution companies and a decline in year on year sales driven by the overall soft economic environment and lower consumer spending. Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Sales nine months ended September 30,
	2010	2009
Segment
Poland	$153,213	$171,736
Russia	311,667	239,054
Hungary	18,283	23,414

Total Net Sales	$483,163	$434,204

Sales for Poland decreased by $18.5 million from $171.7 million for the nine months ending September 30, 2009 to $153.2 million for the nine months ending September 30, 2010. This decrease was driven mainly by reduction of sales from our vodka production units to our distribution companies and a decline in year on year sales of $26.5 million as well as lower sales volume driven by the overall soft economic environment and lower consumer spending with the overall vodka market in Poland down versus the prior year. This decrease was partially offset by strengthening of the Polish zloty against the U.S. dollar which resulted in an increase of approximately $7.8 million of sales in U.S. dollar terms. In anticipation of the sale of this business we reduced inventory levels during the first half of 2010, in the distribution companies to be more in line with our new distribution agreement with Eurocash.

Sales for Russia increased by $72.6 million from $239.1 million for the nine months ending September 30, 2009 to $311.7 million for the nine months ending September 30, 2010. This increase was driven by a combination of the strengthening of the Russian ruble against the U.S. dollar which accounted for approximately $11.5 million of the increase and the organic growth of approximately $61.2 million due to the consolidation of Russian Alcohol which was completed in April 2009, which accounted for approximately $80.0 million of the increase. The remaining difference represents a decline in year on year sales of $18.8 million which was driven by lower sales volumes and the impact of sales mix. On top of an overall weaker consumer market spending still remained biased at the lower price points thus negatively impacting sales mix, the vodka market was further impacted by the extreme heat in Russia during July and August which significant reduced the demand for vodka.

The Hungarian sales decline was driven mainly by the soft consumer environment and an excise tax increase on January 1, 2010.

Gross Profit

Total gross profit increased by approximately 9.2%, or $20.2 million, to $239.9 million for the nine months ended September 30, 2010, from $219.7 million for the nine months ended September 30, 2009. The primary factor resulting in the increase was the inclusion of the results of Russian Alcohol. Gross margin as a percent of sales decreased by 1.0 percentage point from of 50.6% for the nine months ended September 30, 2009 to 49.6% for the nine months ended September 30, 2010.

Operating Expenses

Total operating expenses increased by approximately 331.8%, or $206.7 million, from net revenues of $62.3 million for the nine months ended September 30, 2009 to net expenses of $144.4 million for the nine months ended September 30, 2010. This increase resulted primarily from the consolidation of the results of the Russian Alcohol Group, from which the Company recognized a one-time gain in the nine month period ended September 30, 2009, amounting to $225.6 million in operating income based on the remeasurement of previously held equity interests in Russian Alcohol to fair value, which was partially offset by an impairment charge of $20.3 million and contingent consideration true-up of $15.0 million. For comparability of costs between periods operating expenses after excluding these fair value adjustments shown separately in the table below as a percent of net sales increased from 29.5% for the nine months ended September 30, 2009 to 29.9% for the nine months ended September 30, 2010. Operating expenses net of fair value adjustments increased by $16.4 million, from $128.0 million for the nine months ended September 30, 2009 to $144.4 million for the nine months ended September 30, 2010. The increase was mainly due to consolidation of Russian Alcohol starting from Q2 2009 partially offset by cost reduction programs implemented in Poland and Russia as well as lower sales as compared to the same quarter in the prior year. The table below sets forth the items of operating expenses.

	Nine Months Ended September 30,
	2010	2009
	($ in thousands)
S,G&A	$122,261	$101,301
Marketing	16,059	21,231
Depreciation and amortization	6,049	5,491

Operating expense before fair value adjustments	$144,369	128,023
Contingent consideration true-up	0	15,000
Gain on remeasurement of previously held equity interests	0	(225,605)
Impairment charge	0	20,309

Total operating expense	$144,369	$(62,273)

S,G&A increased by approximately 20.8%, or $21.0 million, from $101.3 million for the nine months ended September 30, 2009 to $122.3 million for the nine months ended September 30, 2010. The change in total SG&A was primarily caused by the factors mentioned above, namely the consolidation of Russian Alcohol offset by cost savings initiatives.

Depreciation and amortization increased by approximately 9.1%, or $0.5 million, from $5.5 million for the nine months ended September 30, 2009 to $6.0 million for the nine months ended September 30, 2010.

Operating Income

Total operating income decreased by approximately 66.1%, or $186.4 million, from $282.0 million for the nine months ended September 30, 2009 to $95.6 million for the nine months ended September 30, 2010, primarily driven by the consolidation of the results of Russian Alcohol, from which the Company recognized a one-time gain in the three month period ended September 30, 2009, amounting to $225.6 million in operating income based on the remeasurement of previously held equity interests in Russian Alcohol to fair value, which was partially offset by an impairment charge of $20.3 million and contingent consideration true-up of $15.0 million. However, excluding the impact of the gain, the impairment and true-up of contingent consideration described above, as a percent of net sales, operating profit margin decreased from 21.1% to 19.8%. The table below summarizes the segmental split of operating profit.

	Operating Income nine months ended September 30,
	2010	2009
Segment
Poland before fair value adjustments	$40,197	$44,382
Contingent consideration true-up	0	(15,000)
Gain on remeasurement of previously held equity interests	0	225,605
Impairment charge	0	(20,309)

Poland after fair value adjustments	40,197	234,678
Russia	58,816	50,387
Hungary	2,800	3,519
Corporate Overhead
General corporate overhead	(3,827)	(3,700)
Option Expense	(2,433)	(2,862)

Total Operating Income	$95,553	$282,022

Operating income in Poland decreased by approximately 82.9%, or $194.5 million, from $234.7 million for the nine months ended September 30, 2009 to $40.2 million for the nine months ended September 30, 2010 driven mainly by the consolidation of the results of Russian Alcohol, from which the Company recognized a one-time gain in the three month period ended September 30, 2009, amounting to $225.6 million in operating income based on the remeasurement of previously held equity interests in Russian Alcohol to fair value, which was partially offset by an impairment charge of $20.3 million and contingent consideration true-up of $15.0 million.

The operating income in Russia increased by $8.4 million, driven mainly by the consolidation of Russian Alcohol, cost savings and the appreciation of the Russian ruble. These increases were partially offset by the impact of lower sales volume and worse sales mix.

In Hungary operating income margins remained constant with lower sales, as described above.

Non Operating Income and Expenses

Total interest expense increased by approximately 66.9%, or $31.2 million, from $46.6 million for the nine months ended September 30, 2009 to $77.8 million for the nine months ended September 30, 2010. This increase is mainly a result of the additional interest from the Senior Secured Notes due 2016. The incremental borrowings were used primarily to finance the remaining buy out of Russian Alcohol which was completed in January 2010.

The Company recognized $5.0 million of unrealized foreign exchange rate gains in the nine months ended September 30, 2010, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $29.0 million in the nine months ended September 30, 2009. This loss resulted from the appreciation of the Polish zloty and Russian ruble against the U.S. dollar and Euro.

Income Tax

Our effective tax rate for the nine months ending September 30, 2010 was 21.8%, which is driven by the blended statutory tax rates rate of 19% in Poland and 20% in Russia.

Equity in Net Earnings

Equity in net earnings for the nine months ending September 30, 2010 include Company’s proportional share of net income from its investments in the Whitehall Group.

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

Financing Arrangements

Existing Credit Facilities

As of September 30, 2010, $53.2 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

As of September 30, 2010, the Company had utilized approximately $61.4 million of a multipurpose credit line agreement in connection with the 2007 tender offer in Poland to purchase the remaining outstanding shares of Polmos Bialystok S.A. The Company’s obligations under the credit line agreement are guaranteed through promissory notes by certain subsidiaries of the Company and are secured by 33.95% of the share capital of Polmos Bialystok S.A. The indebtedness under the credit line agreement matures on February 24, 2011.

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

On July 2, 2008, the Company entered into a Facility Agreement with Bank Handlowy w Warszawie S.A., which provided for a term loan facility of $40 million, of which $20.0 million was outstanding as at September 30, 2010. The term loan matures on July 4, 2011 and is guaranteed by CEDC, Carey Agri and certain other subsidiaries of the Company and is secured by all of the shares of capital stock of Carey Agri and subsequently will be further secured by shares of capital stock in certain other subsidiaries of CEDC.

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

As of December 31, 2009, the Company had accrued interest of $12.2 million respectively related to the 2012 Notes that was paid together with the principal amount and a 4% premium on early repayment on January 4, 2010.

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

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
	($ in thousands)
Cash flow from operating activities	$74,692	$98,941
Cash flow from investing activities	$460,389	$(45,231)
Cash flow from financing activities	$(415,491)	$83,611

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Net cash provided by operating activities for the nine months ended September 30, 2010 was $74.7 million as compared to $98.9 million for the nine months ended September 30,

2009. Working capital movements included $22.0 million of cash inflows for the nine months ended September 30, 2010 as compared to $64.9 million of cash inflows for the nine months ended September 30, 2009. Included in cash flow from operating activities for the nine month period ended September 30, 2010, are interest payments made both in January 2010, on the retirement of the Senior Secured Notes of $26.6 million including $12.5 million of interest and $14.1 million of early repayment call premium as well as interest paid in June 2010 on the Senior Secured Notes due 2016 and interest accrued up to September 30, 2010 of $ 65,0 million. Thus in effect the Company incurred a double cash charge of interest during this period.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets as well as the release of cash from escrow. Net cash inflows for the nine months ended September 30, 2010 was $460.4 million. In December 2009, the Company funded into escrow a portion of the proceeds from the 2016 Senior Note issued to be used to repay the 2012 Senior Notes as well as the remaining cash portion of the deferred consideration to Lion Capital related to the acquisition of Russian Alcohol. These funds were then released in January 2010 resulting in a cash inflow from restricted cash of $481.3 million. The $135.9 million of cash out flow primarily represents the remaining cash obligations paid as a result of the final buy out of Russian Alcohol completed in January 2010, of which $100 million came from the release of restricted cash. Another $6 million of cash was used to purchase the Urozhay trade mark in Russia. Additionally the Company received $124.2 million from Eurocash as compensation from disposal of distribution business.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash used in financing activities was $415.5 million for the nine months ended September 30, 2010 as compared to an inflow of $83.6 million for the nine months ended September 30, 2009. The primary uses in the nine months ended September 30, 2010 were repayment of 2012 Senior Notes for $367.9 million which includes $353.8 million of principle and 4% early redemption premium of $14.1 million. The cash inflow of $7.5 million represents the loan repayment from the Whitehall Group, an equity investment of the Company.

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

On February 24, 2009, the Company and the seller amended the terms of the Stock Purchase Agreement governing the Whitehall acquisition to satisfy the Company’s obligations to the seller pursuant to a share price guarantee in the original Stock Purchase Agreement. Pursuant to the terms of this amendment, the Company paid to the seller $5.9 million in cash, and issued to the seller 2,100,000 shares of its common stock, in settlement of a minimum share price guarantee by the Company, and later made an additional cash payment of $2.0 million on March 15, 2009. The first portion of deferred payments already due under the original Stock Purchase Agreement amounting to €8.1 million was paid on August 4, 2009 and the remaining portion of €8.3 million was paid on September 15, 2009. In consideration for these payments, the Company received an additional 375 Class B shares of Whitehall Group, which represents an increase in the Company’s economic stake from 75% to 80%.

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

Effects of Inflation and Foreign Currency Movements

Inflation in Poland is projected at 2.5% for 2010, compared to actual inflation of 3.5% in 2009. In Russia and Hungary respectively, the projected inflation for 2010 is at 6.9% and 4.9%, compared to actual inflation of 8.8% and 5.6% in 2009.

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€380 million or approximately $517 million	$5.2 million gain/loss

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

Goodwill and Intangibles

Following the adoption of ASC Topic 805 and ASC Topic 350, goodwill and certain intangible assets having indefinite lives are no longer subject to amortization. Their book values are tested annually for impairment, or more frequently, if facts and circumstances indicate the need. Fair value measurement techniques, such as the discounted cash flow methodology, are utilized to assess potential impairments. The testing of goodwill is performed at each reporting unit level. In the discounted cash flow method, the Company discounts forecasted performance plans to their present value. The discount rate utilized is the weighted average cost of capital for the reporting unit. US GAAP requires the impairment test to be performed in two stages. If the first stage does not indicate that the carrying values of the reporting units exceed the fair values, the second stage is not required. When the first stage indicates potential impairment, the company has to complete the second stage of the impairment test and compare the implied fair value of the reporting units’ goodwill to the corresponding carrying value of goodwill.

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

The Company tested goodwill for impairment of the distribution business in Poland which we disclosed as discontinued operations in the financial statements as at March 31, 2010. In order to present the discontinued operations at fair value the Company recognized in the three month period ended March 31, 2010 an impairment charge of $28.2 million that was included in the results of the discontinued operations presented in the condensed consolidated statement of operations for the nine month period ended September 30, 2010. No further impairment charge was recognized in the three month period ended September 30, 2010.

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

We account for our acquisitions made in 2008 under the purchase method of accounting in accordance with ASC-810, Business Combinations, and allocate the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The determination of the values of the assets acquired and liabilities assumed, as well as associated asset useful lives, requires management to make estimates. The Company’s acquisitions typically result in goodwill and other intangible assets; the value and estimated life of those assets may affect the amount of future period amortization expense for intangible assets with finite lives as well as possible impairment charges that may be incurred.

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€380 million or approximately $517 million	$5.2 million gain/loss

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

[NONE]

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed with the SEC on May 3, 2006 and incorporated herein by reference).

31.1*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from Central European Distribution Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 9, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)

Date: November 9, 2010	By:	/s/ William V. Carey
William V. Carey
President and Chief Executive Officer

Date: November 9, 2010	By:	/s/ Chris Biedermann
Chris Biedermann
Vice President and Chief Financial Officer