Form 10-K/A
period 2009-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2011-03-01
CIK 1046880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K/A

Amendment No. 1 to Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM

COMMISSION FILE NUMBER 0-24341

Central European Distribution Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1865271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3000 Atrium Way, Suite 265, Mount Laurel, New Jersey	08054
(Address of Principal Executive Offices)	(Zip code)

Registrant’s telephone number, including area code: (856) 273-6980

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐.

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

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of stockholders held on April 29, 2010 are incorporated by reference into Part III.

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

EXPLANATORY NOTE

CEDC is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2010 (the “2009 Form 10-K”). This Form 10-K/A amends the 2009 Form 10-K by (i) revising our disclosure in (a) Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation) to (1) under “—Statement of Liquidity and Capital Resources,” further describe the financial and non-financial performance indicators that our management uses to assess our business and (2) under “—The Company’s Future Liquidity and Capital Resources,” describe in quantitative and qualitative terms the financial ratios and other covenants applicable to our credit lines, facilities and other financings; (ii) revising our disclosure in Part II, Item 8 (Financial Statements and Supplementary Data) to, under “—Shipping and Handling Costs,” provide additional information regarding such costs for each year presented; (iii) filing Exhibits 10.18, 10.21 and 10.37, respectively, to the 2009 Form 10-K in their entirety, including any schedules, attachments or exhibits thereto as Exhibits 10.51, 10.52 and 10.53, respectively, to this Form 10-K/A; (iv) filing Exhibits 10.19, 10.39 and 10.51, respectively, to the 2009 Form 10-K as Exhibits 2.21, 2.22 and 2.23, respectively, to this Form 10-K/A; (v) revising our certifications in Exhibits 31.1 and 31.2 to be worded exactly as required by Item 601(b)(31) of Regulation S-K and (vi) revising our certifications in Exhibits 32.1 and 32.2 to refer to the fiscal year ended December 31, 2009.

In addition, this Form 10-K/A updates the 2009 Form 10-K with respect to Items 6, 7, 7A and 8 as previously disclosed on CEDC’s Current Report on Form 8-K filed with the SEC on November 23, 2010 (the “Prior Form 8-K”). As disclosed in the Prior Form 8-K, effective January 1, 2010, as a result of requirements set out in ASC 810, CEDC changed the method of consolidation of the Whitehall Group, in which we controlled 49% of voting interest at that time, from consolidation to the equity method of accounting. This change was applied retrospectively to all the periods presented in the financial statements. Additionally, for the purpose of financial reporting, Management analyzed the requirements of U.S. GAAP (mainly ASC 360-10 PP&E and ASC 205-20 Presentation of Financial Statements) and concluded that as of March 31, 2010, the Company’s activities meet the required criteria and therefore it is necessary to present the Company’s distribution business, explained below, as a component held for sale and as a discontinued operation. This resulted in the recording of certain adjustments to amounts previously reported, including changes that affected CEDC’s previously reported net income. These adjustments are described in further detail in Note 1 to the Consolidated Financial Statements.

These updates to CEDC’s 2009 Form 10-K do not attempt to modify or update any other disclosures set forth in CEDC’s 2009 Form 10-K, except as required to reflect the adjustments described above, and do not update or discuss any other developments affecting CEDC subsequent to March 1, 2010. Accordingly, these updates to CEDC’s 2009 Form 10-K should be read in conjunction with CEDC’s filings made with the SEC subsequent to the filing of CEDC’s 2009 Form 10-K, including any amendments to those filings. Subsequent to the filing of this Form 10-K/A for the year ended December 31, 2009 CEDC will file its Annual Report on Form 10-K for the year ended December 31, 2010.

Except as described above, no other changes have been made to the 2009 10-K, and this Amendment No. 1 does not otherwise amend, update or change the financial statements or disclosures in the 2009 10-K.

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

Statement of Operations data:	2005	2006	2007	2008	2009
Net sales	$136,493	$284,240	$398,050	$571,242	$689,414
Cost of goods sold	95,962	173,471	254,615	321,274	340,482

Gross profit	40,531	110,769	143,435	249,968	348,932
Sales, general and administrative expenses	23,760	51,614	62,897	114,607	164,467

Operating income	16,771	59,155	80,538	135,361	184,465
Non-operating income / (expense), net
Interest (expense), net	(13,262)	(30,385)	(33,867)	(47,810)	(73,468)
Other financial income / (expense), net	(7,544)	17,212	13,594	(123,801)	25,193
Amortization of deferred charges	0	0	0	0	(38,501)
Other income / (expense), net	(52)	978	(2,272)	(488)	(934)

Income/(loss) before taxes and equity in net income from unconsolidated investments	(4,087)	46,960	57,993	(36,738)	96,755
Income tax (expense)/benefit	727	(8,057)	(9,054)	(1,382)	(18,495)

Equity in net earnings/(losses) of affiliates	0	0	0	1,168	(5,583)

Income / (loss) from continuing operations	($3,360)	$38,902	$48,939	($36,952)	$72,677

Discontinued operations
Income from operations of distribution business	31,962	31,203	36,087	27,203	9,410
Income tax (expense)	(6,073)	(5,929)	(6,856)	(5,169)	(1,050)

Income on discontinued operations	25,889	25,275	29,231	22,034	8,360
Net income / (loss)	22,529	64,177	78,170	(14,918)	81,037

Less: Net income attributable to noncontrolling interests in subsidiaries	2,261	8,727	1,068	3,680	2,708

Net income /(loss) attributable to CEDC	$20,268	$55,450	$77,102	($18,598)	$78,329

Net income per common share, basic	$0.72	$1.55	$1.96	($0.34)	$1.51

Net income per common share, diluted	$0.70	$1.53	$1.93	($0.34)	$1.50

Average number of outstanding shares of common stock at year end	28,344	35,799	39,871	44,088	53,772

Balance Sheet Data:	2005	2006	2007	2008	2009
Cash and cash equivalents	$52,337	$147,937	$70,233	$84,639	$126,439
Restricted cash	0	0	0	0	481,419
Working capital	85,950	182,268	170,913	169,061	354,745
Total assets	1,128,829	1,377,988	1,859,346	2,436,138	4,414,530
Long-term debt and capital lease obligations, less current portion	368,655	394,342	468,509	804,941	1,311,990
Stockholders’ equity	373,532	520,599	817,725	993,511	1,685,162

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We urge you to read and carefully consider the items of this and other reports and documents that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect our future performance and the industry in which we operate, including the risk factors described in the Annual Report on Form 10-K filed for the year ended December 31, 2009. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur as described, or at all.

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

The Company has initially consolidated its investment in Whitehall as of May 23, 2008, on the basis that Whitehall is a Variable Interest Entity and the Company was assessed as being the primary beneficiary.

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

Adoption of the requirements of ASC Topic 810 resulted as of December 31, 2009 in net decrease in assets of $106 million, liabilities of $85 million and non-controlling interest of $23 million. Please refer to Note 1 for the disclosure impact of adoption of ASC Topic 810 on the consolidated financial statements of the Company as of December 31, 2009. As of September 30, 2010 we continue to hold 50% minus one vote of the voting power and 80% of the total economic shares of Whitehall.

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

Effect of Exchange Rate and Interest Rate Fluctuations

Substantially all of Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations. The impact on cash is demonstrated on the cash flow statement as the movement in foreign exchange differences on cash and cash equivalents. The impact on the statement of operations is by the movement of the average exchange rate used to restate the statement of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statement of operations relate only to realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint.

Because the Company’s reporting currency is the U.S. dollar, the translation effects of fluctuations in the exchange rate of our functional currencies have impacted the Company’s financial condition and results of operations and have affected the comparability of our results between financial periods.

The Company also has borrowings including its Senior Secured Notes due 2012, Convertible Notes due 2013 and Senior Secured Notes 2016 that are denominated in U.S. dollars and euro’s, which have been lent to its operations where the functional currency is the Polish zloty and Russian ruble. The effect of having debt denominated in currencies other than the Company’s functional currencies is to increase or decrease the value of the Company’s liabilities on that debt in terms of the Company’s functional currencies when those functional currencies depreciate or appreciate in value, respectively. As a result of this, the Company is exposed to gains and losses on the re-measurement of these liabilities. The table below summarizes the pre-tax impact of a one percent movement in each of the exchange rates which could result in a significant impact in the results of the Company’s operations.

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

Twelve months ended December 31, 2009 compared to twelve months ended December 31, 2008

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Year ended December 31,
	2009	2008
Sales	$1,532,352	$1,289,963
Excise taxes	(842,938)	(718,721)
Net Sales	689,414	571,242
Cost of goods sold	340,482	321,274

Gross Profit	348,932	249,968

Operating expenses	164,467	114,607

Operating Income	184,465	135,361

Non operating income / (expense), net
Interest (expense), net	(73,468)	(47,810)
Other financial income / (expense), net	25,193	(123,801)
Amortization of deferred charges	(38,501)	0
Other non operating (expenses), net	(934)	(488)

Income/(loss) before taxes and equity in net income from unconsolidated investments	96,755	(36,738)

Income tax expense	(18,495)	(1,382)
Equity in net earnings/(losses) of affiliates	(5,583)	1,168

Income / (loss) from continuing operations	72,677	(36,952)

Discontinued operations
Income from operations of distribution business	9,410	27,203
Income tax (expense)	(1,050)	(5,169)

Income on discontinued operations	8,360	22,034

Net income / (loss)	81,037	(14,918)

Less: Net income attributable to noncontrolling interests in subsidiaries	2,708	3,680
Net income /(loss) attributable to CEDC	$78,329	($18,598)

Income / (loss) from continuing operations per share of common stock, basic	$1.35	($0.84)
Income from discontinued operations per share of common stock, basic	$0.16	$0.50

Net income / (loss) from operations per share of common stock, basic	$1.51	($0.34)

Income / (loss) from continuing operations per share of common stock, diluted	$1.35	($0.84)
Income from discontinued operations per share of common stock, diluted	$0.15	$0.49

Net income / (loss) from operations per share of common stock, diluted	$1.50	($0.34)

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and imports, and value added tax. Total net sales increased by approximately 20.7%, or $118.2 million, from $571.2 million for the twelve months ended December 31, 2008 to $689.4 million for the twelve months ended December 31, 2009. Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Revenues Twelve months ended December 31,
	2009	2008
Segment
Poland	$258,727	$397,961
Russia	394,102	129,799
Hungary	36,585	43,482

Total Net Sales	$689,414	$571,242

Sales for Poland decreased by $139.3 million from $398.0 million for the year ended December 31, 2008 to $258.7 million for the year ended December 31, 2009. This decrease was driven mainly by a decline in year on year sales of $19.4 million due to market slowdown impacted by global economic crisis. Further decrease was due to a reduction from lower excise revenue from direct sales to key accounts, impact of foreign exchange rates and organic sales changes. The reduction from lower excise revenue of $29.3 reflects sales to key account customers that had historically been made from the sold distribution business but are now made direct from our vodka plants. Historically sales that went through the distribution business were recorded gross with excise tax as compared to net when they are made directly from a production unit. As such this decline reflects the reduction netting off of excise taxes. Sales results for Poland were further impacted by a weakening of the Polish zloty against the U.S. dollar during the year which accounted for approximately $90.6 million of the decrease in sales in U.S. dollar terms.

Sales for Russia increased by $264.3 million from $129.8 million for the year ended December 31, 2008 to $394.1 million for the year ended December 31, 2009. The increase was mainly due to consolidation of the Russian Alcohol Group from the 2nd quarter of 2009 having impact of $307.2 million, which was offset by organic sales decline of approximately 4% mainly due to lower sales of our Parliament premium vodka impacted by a global economic crisis. The overall sales increase in Russia was also offset by a weakening of the Russian ruble against the U.S. dollar which accounted for approximately $25.7 million of sales in U.S. dollar terms.

The Hungarian sales decline of $6.9 million was driven mainly by the soft consumer environment impacted by global economic crisis.

Gross Profit

Total gross profit increased by approximately 39.6%, or $98.9 million, to $348.9 million for the twelve months ended December 31, 2009, from $250.0 million for the twelve months ended December 31, 2008, reflecting the increase in gross profit margins percentage in the twelve months ended December 31, 2009. Gross margin increased from 43.8% of net sales for the twelve months ended December 31, 2008 to 50.6% of net sales for the twelve months ended December 31, 2009. The primary factor resulting in the improved margin was the full year inclusion of Parliament, the newly acquired business in Russia, as well as the first time consolidation of the results of Russian Alcohol, as the Russian businesses operate on a higher gross profit margin than the Polish business.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Operating expenses as a percent of net sales increased from 20.1% for the twelve months ended December 31, 2008 to 23.9% for the twelve months ended December 31, 2009. Total operating expenses increased by approximately 43.5%, or $49.9 million, from $114.6 million for the twelve months ended December 31, 2008 to $164.5 million for the twelve months ended December 31, 2009. Approximately $114.6 million of this increase resulted from the effects of the acquisition of Russian Alcohol in July 2008. Approximately $38.7 million resulted from the lower operating costs in our existing business, which include certain one off transaction related gains and losses described below. The depreciation of the functional currencies against the U.S. dollar resulted in a $26.1 million reduction in our operating expenses for the twelve months ended December 31, 2009 as compared to the same period in the prior year.

The table below sets forth the items of operating expenses.

	Twelve Months Ended December 31,
	2009	2008
	($ in thousands)
S,G&A	$121,026	$72,870
Marketing	36,863	36,280
Depreciation and amortization	6,578	5,457

Total operating expense	$164,467	$114,607

S,G&A increased by approximately 66.0%, or $48.1 million, from $72.9 million for the twelve months ended December 31, 2008 to $121.0 million for the twelve months ended December 31, 2009. Consolidation of the results of Russian Alcohol resulted in approximately $100.0 million increase which was offset by the depreciation of the Polish zloty against the U.S. dollar.

Included in S,G&A are certain one off gains and losses including, a one-time gain in the twelve month period ended December 31, 2009, amounting to $225.6 million in operating income based on the re-measurement of previously held equity interests in Russian Alcohol to fair value, which was partially offset by certain one off charges including $162.0 million charge related to the non amortized discount of deferred consideration resulting from the accelerated buyout of Lion Capital’s interest in Russian Alcohol, $15.0 million post closing cash settlement made to the original sellers for the Russia Alcohol Group, impairment charge of $20.3 million related to the Company’s trademarks , as well as legal and advisory fees related to acquisitions.

Depreciation and amortization increased by approximately 20.5%, or $ 1.1 million, from $5.5 million for the twelve months ended December 31, 2008 to $6.6 million for the twelve months ended December 31, 2009.

Operating Income

Total operating income increased by approximately 36.3%, or $49.1 million, from $135.4 million for the twelve months ended December 31, 2008 to $184.5 million for the twelve months ended December 31, 2009. This increase resulted primarily from the consolidation of the results of Russian Alcohol, from which the Company recognized a one-time gain in the twelve month period ended December 31, 2009, amounting to $225.6 million in operating income based on the re-measurement of previously held equity interests in Russian Alcohol to fair value, which was partially offset by $162.0 million of one off charges related to non amortized discount of deferred consideration resulting from accelerated buyout of Lion’s interest in Russian Alcohol, a $15 million post closing cash settlement made to the original sellers for Russian Alcohol and an impairment charge of $20.3 million related to the Company’s trademarks.

	Operating Profit Twelve months ended December 31,
	2009	2008
Segment
Poland	$95,971	$95,178
Russia	90,696	39,745
Hungary	6,149	7,641
Corporate Overhead
General corporate overhead	(4,570)	(3,353)
Option Expense	(3,781)	(3,850)

Total Operating Profit	$184,465	$135,361

Operating profit in Poland as a percent of net sales was 37.0% for the twelve months ended December 31, 2009 as comparing to 23.9% in the same period in 2008. However this includes certain one off gains and losses as described above related to the acquisition of Russian Alcohol. These items impacted the Polish Segment as a Polish subsidiary was the parent company for the Russian Alcohol acquisition. Excluding the impact of these items, the operating profit in Poland as a percent of net sales was 26.2% for the twelve months ended December 31, 2009, as compared to 23.9% in 2008.

The operating profit margin as a percent of net sales in Russia declined from 30.6% for the twelve months ended December 31, 2008 to 23.0% for the twelve months ended December 31, 2009, reflecting the impact of the consolidation of Russian Alcohol. Russian Alcohol operates primarily in the mainstream segment as compared to Parliament which is a sub-premium vodka producer and Russian Alcohol also has sales of ready to drink alcoholic beverages (long drinks) which operate on a lower margin than vodka’s.

In Hungary there was a decline in operating profit as a percent of net sales from 17.5% for the twelve months ended December 31, 2008 to 16.7% for the twelve months ended December 31, 2009. This decline was due primarily to higher local currency import costs in the first quarter of 2009 as the Hungarian business sales constitute only imported spirits, which have prices denominated primarily in euro.

Non Operating Income and Expenses

Total interest expense increased by approximately 53.7%, or $25.6 million, from $47.8 million for the twelve months ended December 31, 2008 to $73.4 million for the twelve months ended December 31, 2009. This increase resulted from the consolidation of the financial results of Russian Alcohol commencing in the second quarter of 2009 and additional borrowings to finance the investment in Russian Alcohol in July 2008.

The Company recognized $25.2 million of other financial income in the twelve months ended December 31, 2009, as compared to $123.8 million of losses for the twelve months ended December 31, 2008. This change is primarily related to the impact of movements in exchange rates on our USD and EUR denominated acquisition financing, as well as from the bank charges related to early repayment of debt by Russian Alcohol that was subsequently refinanced from Senior Secured Notes due 2016 proceedings as costs of closing of hedges associated to this bank debt. The total impact of these transactions amounted to $16.9 million.

The present value of the deferred consideration related to acquisition in Russian Alcohol was amortized over the period of time up to December 8, 2009 when the Company accelerated the terms set up on the Option Agreement dated April 24, 2009 and purchased the remaining equity interest in Russian Alcohol that was not owned by the Company. Up to this date the Company was recognizing a non cash interest expense every quarter in the statement of operations. The discounted amortization charge for the twelve month period ended December 31, 2009 amounted to $38.5 million.

Other non operating items for the twelve months ended December 31, 2009 show net losses of $0.9 million in comparison to losses of $0.5 million in the twelve months ended December 31, 2008.

Income Tax

Our effective tax rate for the twelve months ended December 31, 2009 was 19.1%, which is mainly driven by the blended statutory tax rates rate of 19% in Poland and 20% in Russia.

Non-controlling Interests and Equity in Net Earnings

Non-controlling interest for the twelve months ended December 31, 2009 represents non-controlling interests held by third parties, consisting primarily of a 15% interest in Parliament prior to September 25, 2009 (when we acquired that minority stake) and approximately $2.5 million of non-controlling interest related to certain minority shareholders of Russian Alcohol, whose full stake was purchased by the Company in December, 2009.

Equity in net earnings for the twelve months ending December 31, 2009 include CEDC’s proportional share of net loss from its investments accounted for under the equity method. This includes $17.7 million of losses from the investment in Russian Alcohol for the first quarter 2009, primarily due to the devaluation of Russian ruble against U.S. dollar, while this investment was accounted for using the equity method, which was partially offset by $12.1 million of gain from the investment in the Whitehall Group for the twelve months ended December 31, 2009.

Twelve months ended December 31, 2008 compared to twelve months ended December 31, 2007

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Year ended December 31,
	2008	2007
Sales	$1,289,963	$934,992
Excise taxes	(718,721)	(536,942)
Net Sales	571,242	398,050
Cost of goods sold	321,274	254,615

Gross Profit	249,968	143,435

Operating expenses	114,607	62,897

Operating Income	135,361	80,538

Non operating income / (expense), net
Interest (expense), net	(47,810)	(33,867)
Other financial income / (expense), net	(123,801)	13,594
Other non operating (expenses), net	(488)	(2,272)

Income/(loss) before taxes and equity in net income from unconsolidated investments	(36,738)	57,993

Income tax expense	(1,382)	(9,054)
Equity in net earnings/(losses) of affiliates	1,168	0

Income / (loss) from continuing operations	(36,952)	48,939

Discontinued operations
Income from operations of distribution business	27,203	36,087
Income tax (expense)	(5,169)	(6,856)

Income on discontinued operations	22,034	29,231

Net income / (loss)	(14,918)	78,170

Less: Net income attributable to noncontrolling interests in subsidiaries	3,680	1,068
Net income /(loss) attributable to CEDC	($18,598)	$77,102

Income / (loss) from continuing operations per share of common stock, basic	($0.84)	$1.23
Income from discontinued operations per share of common stock, basic	$0.50	$0.73

Net income / (loss) from operations per share of common stock, basic	($0.34)	$1.96

Income / (loss) from continuing operations per share of common stock, diluted	($0.84)	$1.21
Income from discontinued operations per share of common stock, diluted	$0.49	$0.72

Net income / (loss) from operations per share of common stock, diluted	($0.34)	$1.93

Net Sales

Net sales represents total sales net of all customer rebates, excise tax on production and value added tax. Total net sales increased by approximately 43.5%, or $173.2 million, from $398.0 million for the twelve months ended December 31, 2007 to $571.2 million for the twelve months ended December 31, 2008. Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Revenues Year ended December 31,
	2008	2007
Segment
Poland	$397,961	$360,829
Russia	$129,799	0
Hungary	$43,482	$37,221

Total Net Sales	$571,242	$398,050

Sales for Poland increased by $37.2 million from $360.8 million for the year ended December 31, 2007 to $398.0 million for the year ended December 31, 2008. This increase was driven mainly by a growth in year on year sales of $6.9 million due to the growth of our key vodka brands, with Bols Vodka, our flagship premium vodka, growing by 12% and Soplica by 14% in volume terms as compared to the twelve months ended December 31, 2007. Additionally based upon average exchange rates for the twelve months ended December 31, 2008 and 2007, the Polish zloty appreciated by approximately 13%, which resulted in an increase of $52.4 million of sales in U.S. dollar terms. This increase was offset by a reduction from lower excise revenue from direct sales to key accounts, impact of foreign exchange rates and organic sales changes. The reduction from lower excise revenue of $22.1 million reflects sales to key account customers that had historically been made from the sold distribution business but now are made directly from our vodka plants. Historically sales that went through the distribution business were recorded gross with excise tax as compared to net when they are made directly from a production unit. As such this decline reflects the reduction netting off of excise taxes.

As a result of our recent acquisitions in Russia (Parliament), the Company recognized sales growth from acquisitions of $129.8 million.

The Hungarian sales growth of $6.3 million was driven mainly by the increase in year on year sales of $3.1 million as well as appreciation of Hungarian forint against U.S. dollar, which resulted in an increase of $3.2 million of sales in U.S. dollar terms.

Gross Profit

Total gross profit increased by approximately $106.6 million, to $250.0 million for the twelve months ended December 31, 2008, from $143.4 million for the twelve months ended December 31, 2007, reflecting sales growth for the factors noted above in the twelve months ended December 31, 2008. Gross margin increased from 36.0% of net sales for the twelve months ended December 31, 2007 to 43.8% of net sales for the twelve months ended December 31, 2008. Factors impacting our margins include improved sales mix, lower spirit costs, the impact of excise tax as described above as well as the consolidation of Parliament from the first quarter of

2008. Parliament which, as a Russian vodka producer, operates on a higher gross profit margin than the Polish business. Margins were further improved from lower spirit pricing for the twelve months ended December 31, 2008 as well as the growth of the exclusive import brands.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debt. Total operating expenses increased by approximately 82.2%, or $51.7 million, from $62.9 million for the twelve months ended December 31, 2007 to $114.6 million for the twelve months ended December 31, 2008. Approximately $31.5 million of this increase resulted from the effects of the acquisition of Parliament in March 2008 and the remainder of the increase resulted primarily from the growth of the business and the impact of foreign exchange expenses.

The table below sets forth the items of operating expenses.

	Operating Expenses Year Ended December 31,
	2008	2007
	($ in thousands)
S,G&A	$72,870	$44,183
Marketing	36,280	15,290
Depreciation and amortization	5,457	3,424

Total operating expense	$114,607	$62,897

S,G&A increased by approximately 64.9%, or $28.7 million, from $44.2 million for the twelve months ended December 31, 2007 to $72.9 million for the twelve months ended December 31, 2008. Approximately $17.3 million of this increase resulted primarily from the effects of the acquisitions discussed above and the remainder of the increase resulted primarily from the growth of the business and the appreciation of the Polish zloty against the U.S. dollar. However, as discussed above, the Polish zloty and Russian ruble recently have depreciated sharply against the U.S. dollar. As the Polish zloty and Russian ruble depreciate, S,G&A will decrease in U.S. dollar terms. As a percent of sales, S,G&A has increased from 11.1% of net sales for the twelve months ended December 31, 2007 to 12.8% of net sales for the twelve months ended December 31, 2008.

Depreciation and amortization increased by approximately 61.8%, or $ 2.1 million, from $3.4 million for the twelve months ended December 31, 2007 to $5.5 million for the twelve months ended December 31, 2008. This increase resulted primarily from our existing business growth and the acquisitions of Parliament.

Operating Income

Total operating income increased by approximately 68.1%, or $54.8 million, from $80.5 million for the twelve months ended December 31, 2007 to $135.4 million for the twelve months ended December 31, 2008. Operating income as a percent of sales increased from 20.2% for the twelve months ended December 31, 2007 to 23.7% for the twelve months ended December 31, 2008. This increase resulted primarily from the factors described under “Net Sales” above. The table below summarizes the segmental split of operating profit.

	Operating Profit Year ended December 31,
	2008	2007
Segment
Poland	$95,178	$79,315
Russia	39,745	—
Hungary	7,642	7,491
Corporate Overhead
General corporate overhead	(3,354)	(4,398)
Option Expense	(3,850)	(1,870)

Total Operating Profit	$135,361	$80,538

Income Tax

Our effective tax rate for the twelve months ended December 31, 2008 was 3.8%, which was driven by a combination of the blended statutory tax rates in the tax jurisdictions in which we operate, as well as a true up of our deferred tax asset. The Company has taken an additional non-cash provision for tax loss carry forwards in the Carey Agri subsidiary. Subsequent to December 31, 2009 we changed the name of Carey Agri to CEDC International, however, it is referred to as Carey Agri throughout this report. Due to the level of foreign exchange losses incurred in 2008 as described above, management has determined that a portion of prior period tax losses will not be utilized in the future. As of December 31, 2008, the Company has provided for approximately $7 million, or 50%, of the available tax loss carry forwards in its Carey Agri subsidiary. Effective January 1, 2009, the statutory tax rate in Russia has been reduced from 24% to 20%.

Non-controlling Interests and Equity in Net Earnings

Non-controlling interest for the twelve months ended December 31, 2008 relates primarily to the minority stake of 15% in Parliament.

Equity in net earnings for the twelve months ended December 31, 2008 include CEDC’s proportional share of net income from its investments accounted for under the equity method. This includes $18.7 million of income from the investment in Whitehall Group and $17.5 million of losses from the investment in Russian Alcohol. Included in the results of Russian Alcohol were non cash foreign exchange losses related to the revaluation of debt instruments denominated in U.S. dollars.

Non Operating Income and Expenses

Total interest expense increased by approximately 41.0%, or $13.9 million, from $33.9 million for the twelve months ended December 31, 2007 to $47.8 million for the twelve months ended December 31, 2008. This increase resulted from a combination of additional borrowings to finance the purchase of Russian Alcohol shares completed in July 2008, the issuance of our Convertible Senior Notes to finance the Parliament acquisition and the Whitehall investment and increased interest rates in 2008 as compared to 2007.

The Company recognized $123.8 million of unrealized foreign exchange rate loss in the twelve months ended December 31, 2008, primarily related to the impact of movements in exchange rates on our Senior Secured and Senior Convertible Notes, as these borrowings have been lent down to entities that have the Polish zloty as the functional currency, as compared to $13.6 million of gains for the twelve months ended December 31, 2007.

Statement of Liquidity and Capital Resources

During the periods under review, the Company’s primary sources of liquidity were cash flows generated from operations, credit facilities, equity offerings, the Convertible Senior Notes offering, the 2009 Senior Secured Notes offering and proceeds from exercised options. The Company’s primary uses of cash were to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The following table sets forth selected information concerning the Company’s consolidated cash flow during the periods indicated.

	Twelve months ended December 31, 2009	Twelve months ended December 31, 2008	Twelve months ended December 31, 2007
	($ in thousands)
Cash flow from operating activities	89,752	97,670	22,878
Cash flow used in investing activities	(1,067,129)	(669,626)	(154,235)
Cash flow from financing activities	997,964	620,926	40,857

Management views and performs analysis of financial and non financial performance indicators of the business by segments that are split by countries. The extensive analysis of such indicators as sales value in local currencies, gross margin and operating expenses by segment is included in the MD&A section of the Form 10-K/A.

Due to the global economic crisis, the Company experienced lower organic growth rates in 2009 as compared to 2008 and working capital requirements adjusted for the impact of acquisitions were therefore reduced, resulting in increased cash flow from working capital movements during 2009 as compared to 2008. Days sales outstanding (“DSO”) increased from 70 days as of December 31, 2008 to 83 days as of December 31, 2009. This increase was primarily due to increased DSO related to sales made to the subsidiaries comprising our distribution business which were held for sale as of December 31, 2009 (see footnote 2 in our financial statements). As part of the preparation to sell our distribution business, we changed the credit terms the Company extended to these subsidiaries from primarily cash on delivery in 2008 to normal third party credit days (30 days on average) at the end of 2009. This change in settlement from cash to credit terms impacted our overall DSO. The number of days in inventory remained stable at approximately 97 days when comparing the value as of December 31, 2009 to December 31, 2008. In addition, the ratio of our current assets to current liabilities, net of inventories, has increased from 1.17 in 2008 to 1.22 in 2009, primarily due to consolidation of Russian Alcohol that caused the increase of our consolidated current assets in comparison to the increase of our consolidated current liabilities of approximately $250 million.

Fiscal year 2009 cash flow

Net cash flow from operating activities

Net cash flow from operating activities represents net cash flow from operations and interest. Net cash provided by operating activities for the twelve months ended December 31, 2009 was $89.8 million as compared to $97.7 million for the twelve months ended December 31, 2008. Working capital movements contributed $25.2 million of cash inflows for the twelve months ended December 31, 2009 as compared to $4.6 million of cash inflow for the twelve months ended December 31, 2008. As the Company experienced lower organic growth rates in 2009 as compared to 2008, due to the global economic crisis, the business was able to reduce working capital requirements thus improving cash flows from working capital movements.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to complete our investments in entities that were not fully owned, acquire fixed assets, deposit the cash required to fund our 2012 Senior Secured Notes redemption, and pay the substantial majority of deferred payment for Russian Alcohol. For the twelve months ended December 31, 2009, $573.5 million was used to complete the remaining purchase in Parliament and Russian Alcohol. Of this approximately $93.4 million was used to fund the remaining minority buy out of Parliament Group and $455.6 million was paid for the remaining interest of Russian Alcohol, with $110 million deferred until final anti-trust approval was obtained in January 2010 and $45 million, payable in cash or shares, deferred until April, 2010 at the earliest. Of the $110.5 million, $101.0 million was funded into escrow and is shown in the cash outflow for changes in restricted cash. The remaining cash outflow in restricted cash of $380.5 million is related to depositing with the trustee the amounts necessary to fund the early redemption of our 2012 Senior Secured Notes, which took place in January 2010.

Net cash flow from financing activities

Net cash flow from financing activities primarily represents cash inflows from borrowings under credit facilities, and offerings of debt and equity issuances, as well as cash used for servicing indebtedness. Net cash provided by financing activities for the twelve months ending December 31, 2009 was $998.0 million as compared to $620.9 million for the twelve months ended December 31, 2008. The primary sources of cash flow from financing activities were two public equity offerings completed in July and November 2009, raising net proceeds of $491.0 million as well as the issuance of new Senior Secured Notes due 2016 raising net proceeds of $929.6 million. Offsetting these cash inflows was the repayment of debt, primarily the debt of Russian Alcohol of $35.0 million and $251.0 million for short and long term portions of this debt respectively. Additional amounts include the payment of pre-acquisition tax penalties of Russian Alcohol, which is to be reimbursed by the sellers and has been netted off with loans from the sellers.

Fiscal year 2008 cash flow

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Net cash provided by operating activities for the twelve months ended December 31, 2008 was $97.7 million as compared to $22.9 million for the twelve months ended December 31, 2007. The primary drivers for the change were overall growth in the business and improved working capital management. Working capital movements contributed $4.6 million of cash outflows for the twelve months ended December 31, 2008 as compared to $37.6 million of cash outflows for the twelve months ended December 31, 2007. Also included in working capital movements was a significant utilization of cash flow from the Parliament entities acquired in Russia which were newly formed legal entities with no receivables, inventory and accounts payable balances as of acquisition date. Therefore, approximately $27 million was funded into the business during the 12 months ending December 31, 2008 in order to build up a normalized working capital base. Adding back the funding provided to Parliament of $27 million, our adjusted cash flow from operations would have been $124.7 million Furthermore, the first quarter of the year is traditionally the highest cash flow generation period and the last quarter traditionally is the highest cash utilization period. Therefore, in 2008 the Company experienced the higher cash utilization in the fourth quarter in connection with its Russian acquisitions, but not the higher cash generation in the first quarter.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets as well as proceeds from sales of fixed assets. Net cash used in investing activities for the twelve months ended December 31, 2008 was $669.7 million as compared to $154.2 million for the twelve months ended December 31, 2007. The primary cash outflows from investing activities for the twelve months ended December 31, 2008 were the cash consideration and expenses related to the Parliament, Whitehall and Russian Alcohol acquisitions and the acquisition of $103.5 million in subordinated exchangeable notes in connection with the investment in Russian Alcohol.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash provided by financing activities was $620.9 million for the twelve months ended December 31, 2008 as compared to $40.9 million for the twelve months ended December 31, 2007. The primary source of cash from financing activities was the Company’s offering of $310 million of Convertible Secured Notes to fund the Parliament and Whitehall acquisition, which resulted in net proceeds of $304.4 million, and the proceeds from the common equity offering of $233.8 million, which were used to fund the investment in Russian Alcohol, completed in July 2008.

The Company’s Future Liquidity and Capital Resources

Financing Arrangements

Bank Facilities

As of December 31, 2009, $35.7 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

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

On April 24, 2008, the Company signed a credit agreement with Bank Zachodni WBK S.A. in Poland to provide up to $50 million of financing to be used to finance a portion of the Parliament and Whitehall acquisition, as well as general working capital needs of the Company. The agreement provides for a $30 million five year amortizing term facility and a one year $20 million short term facility with annual renewal. In the second quarter of 2009 this facility was converted into Polish zloty. The maturity of term loan was extended to May 2013 and the maturity of the short term facility was extended to May 2010. The loan is guaranteed by the Company, Bols Sp. z o.o, a wholly owned subsidiary of the Company (“Bols”) and certain other subsidiaries of the Company, and is secured by all of the capital stock of Bols and 60% of the capital stock of Parliament.

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

Each of our bank facilities contains certain customary affirmative and negative covenants that, among other things, limit or restrict our ability to merge, dissolve, liquidate or consolidate, make acquisitions and investments, dispose of or transfer assets, change the nature of our business or incur additional indebtedness, in each case, subject to certain qualifications and exceptions. In addition, each of our bank facilities contains certain financial covenants, which include, but are not limited to, a maximum ratio of total debt less cash to EBITDA (the “Net Leverage Ratio”) of 5.00 and a minimum ratio of EBITDA to fixed charges (the “Consolidated Coverage Ratio”) of 2.25 for each period of twelve months immediately preceding March 31, June 30, September 30 and December 31 of each year until the final maturity date of the respective bank facility. In the fourth quarter of 2009, the minimum Consolidated Coverage Ratio under the credit agreement with Bank Zachodni S.A. was amended to 2.0. On December 17, 2010, as disclosed on our Current Report on Form 8-K filed with the SEC on December 17, 2010, we entered in a new Term and Overdraft Facilities Agreement with Bank Handlowy w. Warszawie S.A., as Agent, Original Lender and Security Agent, and Bank Zachodni WBK S.A., as Original Lender, which replaced each of our bank facilities described above.

We were in compliance with the Net Leverage Ratio and the Consolidated Coverage Ratio covenants as of December 31, 2009. As of December 31, 2009, our Net Leverage Ratio was approximately 4.30 and our Consolidated Coverage Ratio was approximately 3.40.

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

On December 2, 2009, the Company issued a notice of redemption for the remaining outstanding portion of 2012 Notes and deposited €263.9 million (approximately US$380.4 million) of cash that we received upon the issuance of new Senior Secured Notes due 2016 (described below), representing the redemption price, call premium plus all interest that will be payable on the settlement date, in an account with the trustee for the 2012 Notes. In connection with the notice of redemption and deposit, the indenture governing the 2012 Notes was discharged. Although this discharge removes substantially all of the restrictions imposed by that indenture and makes the likelihood that further payments will be required of us with respect to the 2012 Notes remote, we concluded that it did not meet the definition of “legally released” in paragraph 16(b) of FAS 140 (ASC 405-20-40-1(b)) and therefore we did not recognize the extinguishment of the remaining liability until January 4, 2010. Additionally the cash on deposit was recorded as

Restricted Cash on the balance sheet as of December 31, 2009. On January 4, 2010, the final redemption for these 2012 Notes was completed and all funds were remitted to the noteholders, discharging the Company of all remaining obligations.

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

The 2016 Notes are guaranteed on a senior basis by certain of the Company’s subsidiaries. We are required to ensure that subsidiaries representing at least 85% of our consolidated EBITDA, as defined in the indenture, guarantee the notes. The notes are secured, directly or indirectly, by a variety of our and our subsidiary’s assets, including shares of the issuer of the notes and subsidiaries in Poland, Cyprus, Russia, the Netherlands, Cayman Islands and Luxembourg, certain intercompany loans made by the issuer of the notes and our Russian finance company in connection with the issuance of the notes, trademarks related to the Soplica brand registered in Poland and the European Union trademarks in the Parliament brand registered in Germany, and bank accounts over $5.0 million. We are also required to use our reasonable best efforts to provide mortgages over our Polmos and Bols production plants and the Russian Alcohol Siberian and Topaz Distilleries within specified time frames. The indenture governing the 2016 Notes contains certain restrictive covenants, including covenants limiting the Company’s ability to: incur or guarantee additional debt; make certain restricted payments; transfer or sell assets; enter into transactions with affiliates; create certain liens; create restrictions on the ability of restricted subsidiaries to pay dividends or other payments; issue guarantees of indebtedness by restricted subsidiaries; enter into sale and leaseback transactions; merge, consolidate, amalgamate or combine with other entities; designate restricted subsidiaries as unrestricted subsidiaries; and engage in any business other than a permitted business.

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

Capital Expenditure

Our net capital expenditure on tangible fixed assets for the twelve months ended December 31, 2009, 2008, and 2007 was $16.1 million, $19.6 million and $20.9 million, respectively. Capital expenditures during the twelve months ended December 31, 2009 were used primarily for production equipment and fleet. Capital expenditures during the twelve months ended December 31, 2008 were used primarily for production equipment and fleet. Capital expenditures during the twelve months ended December 31, 2007 were used primarily for investments in rectification of approximately $16 million, as well as fleet, information systems and plant maintenance.

We have estimated that maintenance capital expenditure for 2010, 2011 and 2012 for our existing business combined with our acquired businesses will be approximately $10.0 million to $15.0 million per year. Future capital expenditure is expected to be used for our continued investment in information technology, trucks, and routine improvements to production facilities. Pursuant to our acquisition of Polmos Bialystok, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish zloty (approximately $27.2 million based on year end exchange rate) during the five years after the consummation of the acquisition. As of December 31, 2009 the company has completed 91.7% of these investment commitments.

A substantial portion of these future capital expenditure amounts are discretionary, and we may adjust spending in any period according to our needs. We currently intend to finance all of our capital expenditure through cash generated from operating activities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(unaudited) ($ in thousands)
Long-term debt obligations	$1,311,510	$0	$96,091	$305,789	$909,630
Interest on long-term debt	628,048	100,393	191,679	176,338	159,638
Short-term debt obligations	439,996	439,996	0	0	0
Interest on short-term debt	26,588	26,588	0	0	0
Deferred payments related to acquisitions	160,880	160,880	0	0	0
Operating leases	15,125	6,374	4,453	4,298	0
Capital leases	884	443	441	0	0
Contracts with suppliers	5,362	4,385	961	16	0

Total	$2,588,393	$739,059	$293,625	$486,441	$1,069,268

Approximately $380 million of the $440.0 million of short term debt obligations were fully repaid on January 4, 2010 as part of the redemption of the Senior Secured Notes due in 2012.

Effects of Inflation and Foreign Currency Movements

Actual inflation in Poland was 3.5% in 2009, compared to inflation of 4.2% in 2008. In Russia and Hungary respectively, the actual inflation for 2009 was at 8.8% and 5.6%, compared to actual inflation of 13.3% and 6.8% in 2008.

Substantially all of Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations. The impact on cash is demonstrated on the cash flow statement as the movement in foreign exchange differences on cash and cash equivalents. The impact on the statement of operations is by the movement of the average exchange rate used to restate the statement of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statement of operations relate only to realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint.

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

The Company has borrowings including its Senior Secured Notes due 2012, Convertible Notes due 2013 and Senior Secured Notes due 2016 that are denominated in U.S. dollars and euros, which have been lent to its operations where the functional currency is the Polish zloty and Russian ruble. The effect of having debt denominated in currencies other than the Company’s functional currencies is to increase or decrease the value of the Company’s liabilities for that debt in terms of the Company’s functional currencies when those functional currencies depreciate or appreciate in value respectively. As a result of this, the Company is exposed to gains and losses on the re-measurement of these liabilities. The table below summarizes the pre-tax impact of a one percent movement in each of the exchange rates which could result in a significant impact in the results of the Company’s operations.

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

Goodwill and Intangibles

Following the adoption of ASC Topic 805 and ASC Topic 350, goodwill and certain intangible assets having indefinite lives are no longer subject to amortization. Their book values are tested annually for impairment, or more frequently, if facts and circumstances indicate the need. Fair value measurement techniques, such as the discounted cash flow methodology, are utilized to assess potential impairments. The testing is performed at each reporting unit level. In the discounted cash flow method, the Company discounts forecasted performance plans to their present value. The discount rate utilized is the weighted average cost of capital for the reporting unit. For goodwill, US GAAP requires the impairment test to be performed in two stages. If the first stage does not indicate that the carrying values of the reporting units exceed the fair values, the second stage is not required. When the first stage indicates potential impairment, the company has to complete the second stage of the impairment test and compare the implied fair value of the reporting units’ goodwill to the corresponding carrying value of goodwill.

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

In order to perform the test of the impairment for goodwill and indefinite lived intangible assets, the use of estimates is required. We based our calculations as at December 31, 2009 on the following assumptions:

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

•

We have tested goodwill for impairment separately for the following reporting units: Poland Vodka Production, Domestic Distribution, Hungary Distribution, Russia Vodka Production (including Parliament and Russian Alcohol).

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

Transfers of Financial Assets

Except for the amount of $7.5 million that was lent at market rates as working capital by the Company to the Whitehall Group there were no transfers of financial assets to VIE as the Whitehall Group is a self financing body. Including the $7.5 million transfer, the Company does not have any continuing involvement with transferred financial assets that allow the transferors to receive cash flows or other benefits from the assets or requires the transferors to provide cash flows or other assets in relation to the transferred financial assets.

Variable Interest Entities

Upon original acquisition of Whitehall Group it was determined that the entity was a variable interest entity and that CEDC was the primary beneficiary. CEDC consolidated the Whitehall Group as a business combination as of May 23, 2008, on the basis that the Whitehall Group was a Variable Interest Entity (“VIE”) and the Company had been assessed as being the primary beneficiary. Included within the Whitehall Group is a 50/50 joint venture with Möet Hennessy. This joint venture is accounted for using the equity method and is recorded on the face of the balance sheet as Equity method investment in affiliates interest initially recorded at fair value on the face of the balance sheet. The current term of the joint venture is until June 2013 at which point Möet Hennessy will have the option to acquire the remaining shares of the entity.

In June 2009, the FASB issued ASC Topic 810, which changes how a company determines whether an entity should be consolidated. Upon the adoption of ASC Topic 810, the Company reassessed who is the primary beneficiary based on the accounting definition of ‘control’ and power. Based on that reassessment the Company changed the method of consolidation of Whitehall Group, in which the Company controls 49% of the voting interest from consolidation to the equity method of accounting. This change was applied retrospectively to all the periods presented in the financial statements. The impact of ASC Topic 810 has been already assessed hence the change in the accounting treatment is presented in these restated financial statements.

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

Based upon the review of Paragraph 4 of ASC Topic 810 CEDC’s management has concluded that its direct interest in Cayman 7, as well as its indirect interest through Carey Agri and Cayman 2, would not fall under any of these scope exceptions. Therefore CEDC has evaluated whether Cayman 7 is a variable interest entity under the provisions of Paragraph 5 of ASC Topic 810 and thus subject to consolidation accounting.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification)™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FAS No. 162 (“SFAS No. 168”), which is effective for financial statements issued for interim and annual periods ended after September 15, 2009. SFAS No. 168 codified as ASC Topic 105-10 (“FASB ASC 105-10”). FASB ASC 105-10 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy). This standard had no impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC Topic 810, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”). ASC 810 is a revision to FIN 46(R) and changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810 retains the scope of FIN 46(R) but added entities previously considered qualifying special purpose entities, or QSPEs, since the concept of these entities is eliminated in ASC Topic 860. ASC 810 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. In June 2009, the FASB issued new guidance on variable interest entities. ASU 2009-17, Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“VIE”), amended prior guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Determining who consolidates a VIE is based on two requirements: (i) who has the power over key decisions, and (ii) who has obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. If one party has both, then that party consolidates the entity. Power is based on who controls the decisions that most significantly impact the economic activities of the entity. ASU 2009-17 is effective for the Company from January 1, 2010. Due to the revision of ASC Topic 810, including the redefining of ‘control’, and because the day-to-day control over the business has been delegated to the CEO - Mark Kaufman and the list of activities for which the Company has overview is limited, the Company changed the accounting treatment for its 49% voting interest in Whitehall Group from consolidation to the equity method of accounting. Adoption of the requirements of ASC Topic 810 resulted as of December 31, 2009 in net decrease in assets of $106 million, liabilities of $85 million and non-controlling interest of $23 million. Please refer to Note 2 for the disclosure impact of adoption of ASC Topic 810 on the consolidated financial statements of the Company as of December 31, 2009. As of June 30, 2010 we continue to hold 50% minus one vote of the voting power and 80% of the total economic shares of Whitehall. This change was applied retrospectively to all the periods presented in the financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. SFAS 115-2 and SFAS 124-2”), which is codified in FASB ASC Topic 320-10. FSP No. SFAS 115-2 and SFAS 124-2 provides guidance to determine whether the holder of an investment in a debt security for which changes in fair value are not regularly recognized in earnings should recognize a loss in earnings when the investment is impaired. This FSP also improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the consolidated financial statements. This guidance is effective for interim reporting periods ended after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Central European Distribution Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Central European Distribution Corporation (“CEDC” or the “Company”) and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting (not presented herein) appearing under Item 9A of the Company’s 2009 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed the manner in which it accounts for non-controlling interests, debt with conversion features and business combinations in 2009. As further discussed in Notes 1 and 2 to the consolidated financial statements, the Company also changed the presentation of its distribution business to discontinued operations and the consolidation of the Whitehall Group to the equity method of accounting in 2010.

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

As described in the Management’s Report in Internal Control over Financial Reporting (not presented herein) appearing under Item 9A of the Company’s 2009 Annual Report on Form 10-K, management has excluded the Russian Alcohol Group from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company in a purchase business combination during the year ended December 31, 2009. We have also excluded the Russian Alcohol Group from our audit of internal control over financial reporting. The Russian Alcohol group is a wholly-owned subsidiary whose total assets and total revenues represent 20.0% and 21.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

/s/ PricewaterhouseCoopers Sp. z o.o.
Warsaw, Poland

March 1, 2010, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the retrospective adoption of ASC Topic 810 in relation to the de-consolidation of the Whitehall Group and the presentation of the Company’s distribution business as discontinued operations, as discussed in Notes 1 and 2, as to which the date is November 23, 2010.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED BALANCE SHEET

Amounts in columns expressed in thousands

(except share information)

	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$126,439	$84,639
Restricted cash	481,419	0
Accounts receivable, net of allowance for doubtful accounts of $37,630 and $11,768 respectively	475,126	253,527
Inventories	92,216	84,426
Prepaid expenses and other current assets	33,302	8,469
Loans granted	1,608	1,608
Loans granted to affiliates	7,635	7,575
Deferred income taxes	82,609	23,426
Current assets of discontinued operations	267,561	214,761

Total Current Assets	1,567,915	678,431
Intangible assets, net	773,222	564,066
Goodwill, net	1,484,072	502,441
Property, plant and equipment, net	215,916	76,662
Deferred income taxes	27,123	12,886
Equity method investment in affiliates	244,504	397,601
Subordinated loans to affiliates	0	107,707
Non-current assets of discontinued operations	101,778	96,345

Total Non-Current Assets	2,846,615	1,757,708

Total Assets	$4,414,530	$2,436,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$113,006	$96,345
Bank loans and overdraft facilities	81,053	37,048
Income taxes payable	3,827	4,754
Taxes other than income taxes	208,784	122,180
Other accrued liabilities	91,435	67,832
Short-term obligations under Senior Notes	358,943	0
Current portions of obligations under capital leases	481	889
Deferred consideration	160,880	0
Current liabilities of discontinued operations	194,761	180,321

Total Current Liabilities	1,213,170	509,369
Long-term debt, less current maturities	106,043	170,510
Long-term obligations under capital leases	480	773
Long-term obligations under Senior Notes	1,205,467	633,658
Long-term accruals	3,214	5,806
Deferred income taxes	198,174	106,485
Non-current liabilities of discontinued operations	2,820	1,421

Total Long Term Liabilities	1,516,198	918,653
Stockholders’ Equity
Common Stock ($0.01 par value, 80,000,000 shares authorized, 69,411,845 and 47,344,874 shares issued at December 31, 2009 and December 31, 2008, respectively)	694	473
Additional paid-in-capital	1,296,391	816,490
Retained earnings	264,917	186,588
Accumulated other comprehensive income/(loss) of continuing operations	82,994	(39,170)
Accumulated other comprehensive income of discontinued operations	40,316	29,280
Less Treasury Stock at cost (246,037 shares at December 31, 2009 and December 31, 2008, respectively)	(150)	(150)

Total CEDC Stockholders’ Equity	1,685,162	993,511
Noncontrolling interests in subsidiaries	0	14,606

Total Equity	1,685,162	1,008,117

Total Liabilities and Stockholders’ Equity	$4,414,530	$2,436,139

The accompanying notes are an integral part of the consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in columns expressed in thousands

(except per share information)

	Year ended December 31,
	2009	2008	2007
Sales	$1,532,352	$1,289,963	$934,992
Excise taxes	(842,938)	(718,721)	(536,942)
Net Sales	689,414	571,242	398,050
Cost of goods sold	340,482	321,274	254,615

Gross Profit	348,932	249,968	143,435

Operating expenses	164,467	114,607	62,897

Operating Income	184,465	135,361	80,538

Non operating income / (expense), net
Interest (expense), net	(73,468)	(47,810)	(33,867)
Other financial income / (expense), net	25,193	(123,801)	13,594
Amortization of deferred charges	(38,501)	0	0
Other non operating (expenses), net	(934)	(488)	(2,272)

Income/(loss) before taxes and equity in net income from unconsolidated investments	96,755	(36,738)	57,993

Income tax expense	(18,495)	(1,382)	(9,054)
Equity in net earnings/(losses) of affiliates	(5,583)	1,168	0

Income / (loss) from continuing operations	72,677	(36,952)	48,939

Discontinued operations
Income from operations of distribution business	9,410	27,203	36,087
Income tax (expense)	(1,050)	(5,169)	(6,856)

Income on discontinued operations	8,360	22,034	29,231

Net income / (loss)	81,037	(14,918)	78,170

Less: Net income attributable to noncontrolling interests in subsidiaries	2,708	3,680	1,068
Net income /(loss) attributable to CEDC	$78,329	($18,598)	$77,102

Income / (loss) from continuing operations per share of common stock, basic	$1.35	($0.84)	$1.23
Income from discontinued operations per share of common stock, basic	$0.16	$0.50	$0.73

Net income / (loss) from operations per share of common stock, basic	$1.51	($0.34)	$1.96

Income / (loss) from continuing operations per share of common stock, diluted	$1.35	($0.84)	$1.21
Income from discontinued operations per share of common stock, diluted	$0.15	$0.49	$0.72

Net income / (loss) from operations per share of common stock, diluted	$1.50	($0.34)	$1.93

The accompanying notes are an integral part of the consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

Amounts in columns expressed in thousands

(except per share information)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income of continuing operations	Accumulated other comprehensive income of discontinued operations	Noncontrolling interest in subsidiaries	Total
	Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2006	38,692	$387	246	($150)	$374,985	$128,084	($7,307)	$24,600	$21,395	$541,994

Net income for 2007	0	0	0	0	0	77,102	0	0	1,068	78,170

Foreign currency translation adjustment	0	0	0	0	0	0	163,060	2,376	(21,982)	143,454
Comprehensive income for 2007	0	0	0	0	0	77,102	163,060	2,376	(20,914)	221,624
Common stock issued in public placement	1,554	16	0	0	42,338	0	0	0	0	42,354
Common stock issued in connection with options	272	3	0	0	5,538	0	0	0	0	5,541
Common stock issued in connection with acquisitions	48	0	0	0	1,693	0	0	0	0	1,693
Refundable purchase price related to Botapol acquisition	0	0	0	0	5,000	0	0	0	0	5,000
Balance at December 31, 2007	40,566	$406	246	($150)	$429,554	$205,186	$155,753	$26,976	$481	$818,206

Net (loss) for 2008	0	0	0	0	0	(18,598)	0	0	3,680	(14,918)
Foreign currency translation adjustment	0	0	0	0	0	0	(194,923)	2,304	10,445	(182,174)

Comprehensive income for 2008	0	0	0	0	0	(18,598)	(194,923)	2,304	14,125	(197,092)
Common stock issued in public placement	3,576	36	0	0	233,809	0	0	0	0	233,845
Common stock issued in connection with options	121	1	0	0	5,739	0	0	0	0	5,740
Common stock issued in connection with acquisitions	3,082	30	0	0	134,601	0	0	0	0	134,631
Balance at December 31, 2008 (as reported)	47,345	$473	246	($150)	$803,703	$188,595	($39,170)	$29,280	$14,606	$997,337

Adoption of ASC 470-20	0	0	0	0	12,787	(2,007)	0	0	0	10,780
Balance at December 31, 2008 (as adjusted)	47,345	$473	246	($150)	$816,490	$186,588	($39,170)	$29,280	$14,606	$1,008,117

Net income / (loss) for 2009	0	0	0	0	0	78,329	0	0	2,708	81,037
Foreign currency translation adjustment	0	0	0	0	0	0	122,164	11,036	(4,018)	129,182

Comprehensive income for 2009	0	0	0	0	0	78,329	122,164	11,036	(1,310)	210,219
Common stock issued in public placement	17,935	179	0	0	486,967	0	0	0	0	487,146
Common stock issued in connection with options	63	1	0	0	4,634	0	0	0	0	4,635
Common stock issued in connection with acquisitions	4,069	41	0	0	81,156	0	0	0	0	81,197
Acquisition of Russian Alcohol Group	0	0	0	0	0	0	0	0	50,000	50,000
Purchase of Russian Alcohol Group shares from noncontrolling interest	0	0	0	0	(29,401)	0	0	0	(52,382)	(81,783)
Purchase of Whitehall Group shares from noncontrolling interest	0	0	0	0	(20,195)	0	0	0	0	(20,195)
Gross up on trademarks in Parliament	0	0	0	0	0	0	0	0	15,993	15,993
Purchase of Parliament Group shares from noncontrolling interest	0	0	0	0	(43,260)	0	0	0	(26,907)	(70,167)
Balance at December 31, 2009	69,412	$694	246	($150)	$1,296,391	$264,917	$82,994	$40,316	$0	$1,685,162

The accompanying notes are an integral part of the consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Amounts in columns expressed in thousands

	Twelve months ended December 31,
	2009	2008	2007
Cash flows from operating activities of continuing operations
Net income / (loss)	$81,037	($14,918)	$78,170
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Net (income) from discontinued operations	(8,360)	(22,034)	(29,231)
Depreciation and amortization	11,274	9,929	6,428
Deferred income taxes	(34,941)	(19,285)	10,148
Unrealized foreign exchange (gains) / losses	(38,760)	133,528	(23,940)
Cost of debt extinguishment	0	1,156	11,864
Stock options fair value expense	3,782	3,850	1,866
Dividends received from Whitehall Group	10,868	0	0
Hedge fair value revaluation	9,160	0	0
Equity (income)/loss in affiliates	5,583	(1,168)	0
Gain on fair value remeasurement of previously held equity interest, net of impairment	(12,418)	0	0
Amortization of deferred charges	38,501	0	0
Other non cash items	(1,175)	2,025	5,219
Changes in operating assets and liabilities:
Accounts receivable	(21,433)	(84,480)	(11,217)
Inventories	35,590	8,745	(1,356)
Prepayments and other current assets	27,906	13,864	(403)
Trade accounts payable	(92,552)	27,952	(5,888)
Other accrued liabilities and payables	75,690	38,506	(18,782)

Net cash provided by operating activities from continuing operations	89,752	97,670	22,878
Cash flows from investing activities of continuing operations
Investment in fixed assets	(16,080)	(19,652)	(20,900)
Proceeds from the disposal of fixed assets	3,874	2,325	2,670
Changes in restricted cash	(481,419)	0	0
Refundable purchase price related to Botapol acquisition	0	0	5,000
Purchase of financial assets	0	(103,500)	0
Acquisitions of subsidiaries, net of cash acquired	(573,504)	(548,799)	(141,005)

Net cash (used in) investing activities from continuing operations	(1,067,129)	(669,626)	(154,235)
Cash flows from financing activities of continuing operations
Borrowings on bank loans and overdraft facility	5,810	94,845	0
Borrowings on long-term bank loans	0	35,617	122,508
Payment of bank loans, overdraft facility and other borrowings	(112,084)	(23,131)	(31,923)
Payment of long-term borrowings	(265,517)	0	8
Net borrowings of Senior Secured Notes	929,569	0	0
Payment of Senior Secured Notes	0	(26,996)	(95,440)
Repayment of obligation to former shareholders	(28,814)	0	0
Hedge closure	(14,417)	0	0
Repayment of short term capital leases	(535)	(772)	(1,071)
Proceeds from short term capital leases	0	1,216	445
Issuance of shares in public placement	490,974	233,845	42,354
Transactions with equity holders	(7,876)	0	0
Net borrowings on Convertible Senior Notes	0	304,403	0
Options exercised	854	1,899	3,976

Net cash provided by financing activities from continuing operations	997,964	620,926	40,857

Cash flows from discontinued operations
Net cash provided by / (used in) operating activities of discontinued operations	19,527	(655)	206
Net cash (used in) investing activities of discontinued operations	(2,596)	(2,920)	(4,887)
Net cash provided by / (used in) financing activities of discontinued operations	(11,656)	(8,032)	16,066

Net cash provided by/(used in) discontinued operations	5,275	(11,607)	11,385
Adjustment to reconcile the change in cash balances of discontinued operations	(5,275)	11,607	(11,385)
Currency effect on brought forward cash balances	21,213	(34,564)	12,796
Net Increase / (Decrease) in Cash	41,800	14,406	(77,704)
Cash and cash equivalents at beginning of year	84,639	70,233	147,937

Cash and cash equivalents at end of year	$126,439	$84,639	$70,233

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$81,197	$134,631	$1,693

Supplemental disclosures of cash flow information
Interest paid	$68,865	$52,734	$38,339
Income tax paid	$16,270	$33,865	$20,391

The accompanying notes are an integral part of the consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts in tables expressed in thousands, except per share information

1. Organization and Significant Accounting Policies

Organization and Description of Business

Central European Distribution Corporation (“CEDC”), a Delaware corporation, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. The Company is Central Europe’s largest integrated spirit beverages business. The Company is also the largest vodka producer by value and volume in Poland and Russia and produces the Absolwent, Zubrowka, Bols, Parliament, Green Mark, Soplica and Zhuravli brands, among others. In addition, it produces and distributes Royal Vodka, the number one selling vodka in Hungary. As well as sales and distribution of its own branded spirits, the Company is a leading exclusive importer of wines and spirits in Poland, Russia and Hungary. As disclosed further in Notes, due to the sale of its distribution business completed on August 2, 2010 the Company has presented the distribution business in Poland as a discontinued operation in these restated financial statements for the year ended December 31, 2009.

Significant Accounting Policies

The significant accounting policies and practices followed by the Company are as follows:

Basis of Presentation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our Company consolidates all entities that we control by ownership of a majority voting interest. We also consolidated Russian Alcohol, where we obtained full voting control in January 2010. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies.

The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP).

Effective January 1, 2009, we also adopted the following pronouncements which require us to retrospectively restate previously disclosed consolidated financial statements. As such, certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.

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

As a result of adoption of ASC Topic 810-10, as at December 31, 2008, noncontrolling interest related to our shareholding in Parliament and Polmos Bialystok amounting to $14.6 million would be reported as part of equity.

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

Year ended December 31, 2008
Additional pre-tax non-cash interest expense	3,087
Additional deferred tax benefit	1,080
Retroactive change in net income and retained earnings	(2,006)
Change to basic earnings per share	($0.05)
Change to diluted earnings per share	($0.05)

For the year ended December 31, 2009, the additional pre-tax non-cash interest expense recognized in the consolidated statement of operations was $3.9 million. Accumulated amortization related to the debt discount was $7.0 million and $3.1 million as of December 31, 2009 and December 31, 2008, respectively. The annual pre-tax increase in non-cash interest expense on our consolidated statements of operations to be recognized until 2013, the maturity date of the CSNs, is as follows (in thousands):

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

GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. CEDC adopted the Codification by providing references to the Codification topics alongside references to the existing standards.

As a result of requirements set out in ASC 810, the Company changed the method of consolidation of Whitehall Group, in which the Company controls 49% of the voting interest from consolidation to the equity method of accounting. This change was applied retrospectively to all the periods presented in the financial statements.

For the purpose of financial reporting Management analyzed the requirements of U.S. GAAP (mainly ASC 360-10 PP&E and ASC 205-20 Presentation of Financial Statements) and concluded that the Company’s activities meet the required criteria and therefore it is necessary to present its distribution business in Poland, described below, as a component held for sale. On August 2, 2010 the Company has closed the sale of 100% of its distribution business in Poland to Eurocash S.A. for a purchase price of 378.6 million Polish zlotys ($124.2 million) in cash, on a debt free, cash free basis, after all price adjustments.

As of 2009, the Company had transferred all of the entities that have been subsequently discontinued into a separate legal structure in order to prepare them for sale. Prior to that, these entities, while generally separate legal entities, were highly integrated into the our main operations. In preparing the discontinued operations information for years prior to 2009, we have assessed the data that was available for each significant financial statement line item. Sales and cost of sales were known as the Company has detailed information in this area, as were certain other costs such as payroll. In relation to carved out distribution operations from Carey Agri

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information certain other costs, such as IT, marketing transport, etc were allocated from the entire business of Carey Agri based on the ratios of the total costs for the Carey Agri business less those costs that were specific to import activity of Carey Agri. Income taxes were allocated to the legal entities based on the Polish tax rate of 19%, as the distribution business was a not a business that generated significant permanent tax differences under the Polish tax code. No allocations of overhead or other costs from the remaining parts of the continuing business were made to the discontinued operations.

The table below presents the impact from the change in the presentation of the Company’s distribution business to discontinued operations as well as the impact of the adoption of ASC Topic 810 in relation to Whitehall Group on the Consolidated Statements of Operations and Consolidated Balance Sheet of the Company as of December 31, 2009 and as of December 31, 2008 in comparison to information previously filed in the Company’s Form 10-K for 2009.

	December 31, 2009	Whitehall Group	Distribution business	December 31, 2009 (as reported)
Total Current Assets	$1,567,915	$(121,629)	$73,414	$1,616,130
Total Non-Current Assets	2,846,615	15,852	0	2,830,763
Total Current Liabilities	1,213,170	(85,238)	74,155	1,224,253
Total Long Term Liabilities	1,516,198	0	1,608	1,514,590
Redeemable noncontrolling interests in Whitehall Group	0	(22,888)	0	22,888

	December 31, 2008	Whitehall Group	Distribution business	December 31, 2008 (as reported)
Total Current Assets	$678,431	$(132,609)	$45,172	$765,868
Total Non-Current Assets	1,757,708	39,890	0	1,717,818
Total Current Liabilities	509,369	(95,959)	45,172	560,156
Total Long Term Liabilities	918,653	0	0	918,653
Redeemable noncontrolling interests in Whitehall Group	0	(33,642)	0	33,642

Adjustments in the tables above related to the disposal of distribution business represent the assets and liabilities in that business that are subsequently retained by the Company going forward.

	2009	Whitehall Group	Distribution business	2009 (as reported)
Net Sales	689,414	(184,331)	(633,394)	1,507,139
Gross Profit	348,932	(72,079)	(73,585)	494,596

Operating expenses	164,467	(52,412)	(61,569)	278,448
Operating Income	184,465	(19,667)	(12,016)	216,148

Income before taxes and equity in net income from unconsolidated investments	96,755	(13,957)	(9,410)	120,122

Income tax expense	(18,495)	3,360	1,050	(22,905)
Equity in net earnings of affiliates	(5,583)	7,519	0	(13,102)

Income / (loss) from continuing operations	72,677	(3,078)	(8,360)	84,115

Discontinued operations
Income / (loss) from operations of distribution business	9,410	0	9,410	0
Income tax (expense)	(1,050)	0	(1,050)	0

Income / (loss) on discontinued operations	8,360	0	8,360	0

Net income / (loss)	81,037	(3,078)	0	84,115

Less: Net income attributable to noncontrolling interests in subsidiaries	2,708	0	0	2,708
Less: Net income attributable to noncontrolling interests in Whitehall Group	0	(3,078)	0	3,078
Net income /(loss) attributable to CEDC	$78,329	$0	$0	$78,329

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

	2008	Whitehall Group	Distribution business	2008 (as reported)
Net Sales	571,242	(168,094)	(907,668)	1,647,004
Gross Profit	249,968	(58,500)	(113,637)	422,105

Operating Income	135,361	(33,629)	(29,742)	198,732

Income before taxes and equity in net income from unconsolidated investments	36,738	(22,294)	(27,203)	12,759

Income tax expense	(1,382)	5,321	5,169	(11,872)
Equity in net earnings of affiliates	1,168	10,170	0	(9,002)

Income / (loss) from continuing operations	(36,952)	(6,803)	(22,034)	(8,115)

Discontinued operations
Income / (loss) from operations of distribution business	27,203	0	27,203	0
Income tax (expense)	(5,169)	0	(5,169)	0

Income / (loss) on discontinued operations	22,034	0	22,034	0

Net income / (loss)	(14,918)	(6,803)	0	(8,115)

Less: Net income attributable to noncontrolling interests in subsidiaries	3,680	0	0	3,680
Less: Net income attributable to noncontrolling interests in Whitehall Group	0	(6,803)	0	6,803
Net income /(loss) attributable to CEDC	($18,598)	$0	$0	($18,598)

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

	2007	Distribution business	2007 (as reported)
Net Sales	398,050	(791,772)	1,189,822
Gross Profit	143,435	(105,327)	248,762

Operating Income	80,538	(37,547)	118,085

Income before taxes and equity in net income from unconsolidated investments	57,993	(36,087)	94,080

Income tax expense	(9,054)	6,856	(15,910)

Income / (loss) from continuing operations	48,939	(29,231)	78,170

Discontinued operations
Income / (loss) from operations of distribution business	36,087	36,087	0
Income tax (expense)	(6,856)	(6,856)	0

Income / (loss) on discontinued operations	29,231	29,231	0

Net income / (loss)	78,170	0	78,170

Less: Net income attributable to noncontrolling interests in subsidiaries	1,068	0	1,068
Net income /(loss) attributable to CEDC	$77,102	$0	$77,102

The Company has performed an evaluation of subsequent events through March 1, 2010, which is the date the financial statements were issued. The Company also performed an evaluation through November 23, 2010 for the effects of presentation of distribution business as discontinued operations and Whitehall Group deconsolidation.

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

Goodwill

Following the adoption of ASC Topic 805 and ASC Topic 350, goodwill and certain intangible assets having indefinite lives are no longer subject to amortization. Their book values are tested annually for impairment, or more frequently, if facts and circumstances indicate the need. Fair value measurement techniques, such as the discounted cash flow methodology, are utilized to assess potential impairments. For goodwill the testing is performed at each reporting unit level. In the discounted cash flow method, the Company discounts forecasted performance plans to their present value. The discount rate utilized is the weighted average cost of capital for the reporting unit. US GAAP requires the impairment test to be performed in two stages. If the first stage does not indicate that the carrying values of the reporting units exceed the fair values, the second stage is not required. When the first stage indicates potential impairment, the company has to complete the second stage of the impairment test and compare the implied fair value of the reporting units’ goodwill to the corresponding carrying value of goodwill.

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

Based upon the review of Paragraph 4 of ASC Topic 810 CEDC’s management has concluded that its direct interest in Cayman 7, as well as its indirect interest through Carey Agri and Cayman 2, would not fall under any of these scope exceptions. Therefore CEDC has evaluated whether Cayman 7 is a variable interest entity under the provisions of Paragraph 5 of ASC Topic 810 and thus subject to consolidation accounting.

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

Revenue Dilution

As part of normal business terms with customers, the Company provides for additional discounts and rebates off our standard list price for all of the products we sell. These revenue reductions are documented in our contracts with our customers and are typically associated with annual or quarterly purchasing levels as well as payment terms. These rebates are divided into on-invoice and off-invoice discounts. The on-invoice reductions are presented on the sales invoice and deducted from the invoice gross sales value. The off-invoice reductions are calculated based on the analysis performed by management and are provided for in the same period the related sales are recorded. Discounts or fees that are subject to contractual based term arrangements are amortized over the term of the contract. For the twelve months ended December 31, 2009, the Company recognized $117.9 million of off invoice rebates as a reduction to net sales.

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

Shipping and Handling Costs

Where the Company has incurred costs in shipping goods to its warehouse facilities these costs are recorded as part of inventory and then to costs of goods sold. Shipping and handling costs associated with distribution are recorded in Selling, General and Administrative (S,G&A) costs. The dollar amounts of shipping and handling costs associated with distribution were $11.8 million, $19.0 million and $45.5 million for the fiscal years ended December 31, 2007, 2008, and 2009, respectively. The year to year increase from 2007 to 2009 is primarily due to the Company’s acquisition of Russian operations, primarily Parliament in 2008 and Russian Alcohol in 2009.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	December 31, 2009	December 31, 2008

Raw materials and supplies	$31,220	$18,352
In-process inventories	2,914	1,698
Finished goods and goods for resale	58,082	64,376

Total	$92,216	$84,426

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

Employee Retirement Provisions

The Company’s employees are entitled to retirement payments and in some cases payments for long-service (“jubilee awards”) and accordingly the Company provides for the current value of the liability related to these benefits. A provision is calculated based on the terms set in the collective labor agreement. The amount of the provision for retirement bonuses depends on the age of employees and the pre-retirement time of work for the Company and typically equals one month salary.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification)™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FAS No. 162 (“SFAS No. 168”), which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

In June 2009, the FASB issued ASC Topic 810, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”). ASC 810 is a revision to FIN 46(R) and changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). Determining who consolidates a VIE is based on two requirements: (i) who has the power over key decisions, and (ii) who has obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. If one party has both, then that party consolidates the entity. Power is based on who controls the decisions that most significantly impact the economic activities of the entity. ASC 810 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. Due to the revision of ASC Topic 810, including the redefining of ‘control’, and because the day-to-day control over the business has been delegated to the CEO - Mark Kaufman and the list of activities for which the Company has overview is limited, the Company changed the accounting treatment for its 49% voting interest in Whitehall Group from consolidation to the equity method of accounting. Adoption of the requirements of ASC Topic 810 resulted as of December 31, 2009 in net decrease in assets of $106 million, liabilities of $85 million and non-controlling interest of $23 million. Please refer to Note 2 for the disclosure impact of adoption of ASC Topic 810 on the consolidated financial statements of the Company as of December 31, 2009

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), codified in FASB ASC Topic 855-10, which establishes accounting and disclosure standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It defines financial statements as available to be issued, requiring the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether it be the date the financial statements were issued or the date they were available to be issued. FAS 165 is effective for our second quarter of 2009 and has not had a material impact on our Consolidated Financial Statements. In February 2009, the FASB amended the standard to eliminate the requirements for SEC filers to disclose the date through which they have evaluated subsequent events.

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

2. Discontinued Operations

For the purpose of financial reporting we analyzed the requirements of US-GAAP (mainly ASC 360-10 PP&E and ASC 205-20 Presentation of Financial Statements) and concluded that as of March 31, 2010, the Company’s activities met the required criteria defined in these standards and therefore it is necessary to present its distribution business, described below, as a component held for sale. On August 2, 2010 the Company has closed the sale of 100% of its distribution business in Poland to Eurocash S.A. for a purchase price of 378.6 million Polish zlotys ($124.2 million) in cash, on a debt free, cash free basis, after all price adjustments and realized a gain on sale amounting to $35.2 million.

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

	Year ended December 31,
	2009	2008	2007
Net sales	$633,394	$907,668	$791,772
Earnings from operations before taxes	9,410	27,203	36,087
Taxes on earnings — operations	(1,050)	(5,169)	(6,856)

Earnings from discontinued operations	$8,360	$22,034	$29,231

The following table includes the consolidated assets and liabilities of the distribution business that have been segregated and classified as assets held for sale and liabilities related to assets held for sale, as appropriate, in the consolidated balance sheets as at December 31, 2009 and December 31, 2008.

	December 31, 2009	December 31, 2008
Cash	$14,253	$8,643
Trade receivables, less allowances	136,077	135,576
Inventories	104,391	59,467
Prepaid expenses and Other receivables	12,840	11,075

Total current assets	267,561	214,761
Plant and equipment, net	13,828	13,865
Goodwill	87,117	81,616
Intangible assets, net	833	864

Total noncurrent assets	101,778	96,345
Payables and accrued liabilities	178,902	144,559
Current portion long-term debt	15,859	35,762

Total current liabilities	194,761	180,321
Long-term debt	2,500	1,421
Other long term liabilities	320	—

Total noncurrent liabilities	2,820	1,421
Other comprehensive income	$40,316	$29,280

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

The Company initially has consolidated the Whitehall Group as a business combination as of May 23, 2008, on the basis that the Whitehall Group is a Variable Interest Entity and the Company has been assessed as being the primary beneficiary. Included within the Whitehall Group is a 50/50 joint venture with Möet Hennessy. This joint venture is accounted for using the equity method and is recorded on the face of the balance sheet in investments with minority interest initially recorded at fair value on the face of the balance sheet. The current term of the joint venture is until June 2013 at which point Möet Hennessy will have the option to acquire the remaining shares of the entity.

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

Adoption of the requirements of ASC Topic 810 resulted as of December 31, 2009 and December 31, 2008 in a net decrease in assets of $106 million and $93 million, liabilities of $85 million and $96 million and non-controlling interest of $23 million and $34 million, respectively. Please refer to Note 1 for the disclosure impact from the adoption of ASC Topic 810 on the consolidated financial statements of the Company as of December 31, 2009

Except for the amount of $7.6 million that was lent at market rates as working capital by the Company to the Whitehall Group, which was repaid in the first quarter of 2010, there were no transfers of financial assets to VIE as the Whitehall Group is generally a self financing entity. The Company does not have any continuing involvement with transferred financial assets that allow the transferors to receive cash flows or other benefits from the assets or requires the transferors to provide cash flows or other assets in relation to the transferred financial assets.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

	Twelve months ended December 31,
	2009	2008
Net sales	$770,204	$1,151,898
Net income attributable to CEDC	$47,063	$138,813
Net income per share data:
Basic earnings per share of common stock	$0.88	$3.15
Diluted earnings per share of common stock	$0.87	$3.15

4. Allowances for Doubtful Accounts

Changes in the allowance for doubtful accounts during each of the three years in the period ended December 31, were as follows:

	Year ended December 31,
	2009	2008	2007
Balance, beginning of year	$11,768	$16,077	$15,020
Effect of FX movement on opening balance	454	(2,824)	3,140
Provision for bad debts—reported in statement of operations	5,194	(907)	(1,738)
Charge-offs, net of recoveries	(7,350)	(996)	345
Change in allowance from purchase of subsidiaries	27,563	294	0

Balance, end of year	$37,630	$11,768	$16,077

The change in allowance from purchase of subsidiaries of $27.6 million, recorded for the year ended December 31, 2009, reflects the bad debt provision assessed on the opening balance sheet of Russian Alcohol at the time of acquisition.

5. Property, plant and equipment

Property, plant and equipment, presented net of accumulated depreciation in the consolidated balance sheets, consists of:

	December 31,
	2009	2008
Land and buildings	$112,680	$36,449
Equipment	123,983	53,299
Motor vehicles	15,886	5,282
Motor vehicles under lease	1,886	3,384
Computer hardware and software	17,761	15,399

Total gross book value	272,196	113,812
Less—Accumulated depreciation	(56,280)	(37,150)

Total	$215,916	$76,662

6. Goodwill

Goodwill, presented net of accumulated amortization in the consolidated balance sheets, consists of:

	December 31,
	2009	2008
Balance at January 1,	$502,441	$479,594
Impact of foreign exchange	109,141	(85,063)
Acquisition through business combinations	872,490	107,910

Balance at December 31,	$1,484,072	$502,441

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

7. Intangible Assets other than Goodwill

The major components of intangible assets are:

	December 31, 2009	December 31, 2008
Non-amortizable intangible assets:
Trademarks	$795,543	$563,689
Impairment	($22,589)	—

Total	772,954	563,689
Amortizable intangible assets:
Customer relationships	847	815
Less accumulated amortization	(579)	(438)
Total	268	377

Total intangible assets	$773,222	$564,066

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

Estimated aggregate future amortization expenses for intangible assets that have a definite life are as follows:

2010	$169
2011	99
2012	0
2013	0
2014 and above	0

Total	$268

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

8. Equity method investments in affiliates

We hold the following investments in unconsolidated affiliates:

		Carrying Value
	Type of affiliate	December 31, 2009	December 31, 2008
Whitehall Group	Equity-Accounted Affiliate	$244,504	$286,276
Russian Alcohol	Fully Consolidated Affiliate*	0	111,325

	Total Carrying value	$244,504	$397,601

*	As described in Note 2, from the second quarter of 2009, the Company began consolidating Russian Alcohol as a business combination. Russian Alcohol was accounted for under the equity method in prior periods.

The Company has a 80% economic interest and an effective voting interests of 49% in Whitehall Group and a voting interest of 25% in the Moet Hennessy joint venture, which is included in Whitehall Group.

The summarized financial information of investments are shown in the below table with the balance sheet financial information reflecting the Whitehall Group and its joint venture with Moet Hennessy consolidated under the equity method as of December 31, 2009. The results from operations for the twelve months ended December 31, 2009 and twelve months ended December 31, 2008 include the results of Whitehall Group and its joint venture with Moet Hennessy together with the results of Russian Alcohol that was consolidated under the equity method until April 24, 2009.

	Total December 31, 2009	Total December 31, 2008
Current assets	$129,737	$663,203
Noncurrent assets	93,137	559,273
Current liabilities	86,067	364,260
Noncurrent liabilities	7,635	430,516

	Total Twelve months ended December 31, 2009	Total Twelve months ended December 31, 2008
Net sales	$259,592	$826,709
Gross profit	108,717	331,181
(Loss) from continuing operations	(23,372)	(67,276)
Net (loss)	(23,372)	(67,276)
Net income/(loss) attributable to the registrant	(5,583)	1,168

9. Exchangeable Convertible Notes

On July 9, 2008, the Company closed a strategic investment in Russian Alcohol and in addition to the equity investment, CEDC purchased exchangeable notes from Lion/Rally Lux 3 (“Lux 3”), a Luxembourg company and indirect subsidiary of a Cayman Islands company (“Cayman 2”) that served as the investment vehicle.

The Notes rank pari passu with the other unsecured obligations of Lux 3 and represent a direct and unsecured obligation of Lux 3 and are structurally subordinated to indebtedness of subsidiaries of Lux 3, including Pasalba Limited (“Pasalba”), a company incorporated under the laws of the Republic of Cyprus that made the investment. The Notes have a principal amount of $103.5 million and accrued interest at a rate of 8.3% per annum, which interest may, at Lux’s 3 option, be paid in kind with additional Notes.

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

10. Accrued liabilities

The major components of accrued liabilities are:

	December 31,
	2009	2008
Operating accruals	$91,273	$56,953
Hedge valuation	0	6,736
Accrued interest	162	4,143

Total	$91,435	$67,832

11. Borrowings

Bank Facilities

As of December 31, 2009, $35.7 million remained available under the Company’s overdraft facilities. These overdraft facilities are renewed on an annual basis.

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

Each of our bank facilities contains certain customary affirmative and negative covenants that, among other things, limit or restrict our ability to merge, dissolve, liquidate or consolidate, make acquisitions and investments, dispose of or transfer assets, change the nature of our business or incur additional indebtedness, in each case, subject to certain qualifications and exceptions. In addition, each of our bank facilities contains certain financial covenants, which include, but are not limited to, a maximum ratio of total debt less cash to EBITDA (the “Net Leverage Ratio”) of 5.00 and a minimum ratio of EBITDA to fixed charges (the “Consolidated Coverage Ratio”) of 2.25 for each period of twelve months immediately preceding March 31, June 30, September 30 and December 31 of each year until the final maturity date of the respective bank facility. In the fourth quarter of 2009, the minimum Consolidated Coverage Ratio under the credit agreement with Bank Zachodni S.A. was amended to 2.0. On December 17, 2010, as disclosed on our Current Report on Form 8-K filed with the SEC on December 17, 2010, we entered in a new Term and Overdraft Facilities Agreement with Bank Handlowy w. Warszawie S.A., as Agent, Original Lender and Security Agent, and Bank Zachodni WBK S.A., as Original Lender, which replaced each of our bank facilities described above.

We were in compliance with the Net Leverage Ratio and the Consolidated Coverage Ratio covenants as of December 31, 2009. As of December 31, 2009, our Net Leverage Ratio was approximately 4.30 and our Consolidated Coverage Ratio was approximately 3.40.

Senior Secured Notes due 2012

In connection with the Bols and Polmos Bialystok acquisitions, on July 25, 2005 the Company completed the issuance of €325 million 8% Senior Secured Notes due 2012 (the “2012 Notes”), of which approximately €245 million remains payable. Interest is due semi-annually on the 25th of January and July, and the Notes are guaranteed on a senior basis by certain of the Company’s subsidiaries.

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

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

As of December 31, 2009 the Company had accrued interest of $12.2 million related to the Senior Secured Notes due 2016, with the next coupon due for payment on June 1, 2010. Total obligations under the Senior Secured Notes due 2016 are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	December 31, 2009	December 31, 2008
Senior Secured Notes due 2016	$934,410	$0
Unamortized issuance costs	(24,780)	0

Total	$909,630	$0

Total borrowings as disclosed in the financial statements are:

	December 31, 2009	December 31, 2008
Short term bank loans and overdraft facilities for working capital	$60,000	$37,048
Short term obligations under Senior Secured Notes	358,943	0
Short term bank loans for share tender	21,053	0
Total short term bank loans and utilized overdraft facilities	439,996	37,048
Long term bank loans for share tender	63,158	81,081
Long term obligations under Senior Secured Notes	909,630	345,034
Long term obligations under Convertible Senior Notes	295,837	288,624
Other total long term debt, less current maturities	42,885	89,429

Total debt	$1,751,506	$841,216

The full of the short term obligations under Senior Secured Notes were fully repaid on January 4, 2010 as part of the redemption noted above

December 31, 2009
Principal repayments for the following years
2010	$439,996
2011	89,457
2012	6,634
2013	305,789
2014 and beyond	909,630

Total	$1,751,506

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

	$119,630	$119,630	$119,630
	Year ended December 31,
	2009	2008	2007
Tax at statutory rate	$18,383	($6,980)	$11,019
Tax rate differences	222	873	(740)
Valuation allowance for net operating losses	(2,611)	4,590	2,401
Permanent differences	2,501	2,899	(3,626)

Income tax expense	$18,495	$1,382	$9,054

Total income tax payments during 2009, 2008 and 2007 were $28,118 thousand, $33,919 thousand and $21,362 thousand respectively. CEDC has paid no U.S. income taxes and has net operating U.S. loss carry-forward totaling $22,630.

Significant components of the Company’s deferred tax assets are as follows:

	$119,630	$119,630	$119,630
	December 31,
	2009	2008	2007
Deferred tax assets
Accrued expenses, deferred income and prepaid, net	$15,693	$16,133	$10,344
Allowance for doubtful accounts receivable	6,252	434	2,283
Russian Alcohol acquisition	42,769	0	0
Unrealized foreign exchange losses	13,386	18,945	0
Net operating loss carry-forward benefit, Expiring in 2010 - 2026 - gross	45,910	18,595	10,059
NOL’s valuation allowance	(4,380)	(6,991)	(2,401)

Net deferred tax asset	$119,630	$47,116	$20,286

Deferred tax liability
Trademarks	140,592	106,485	100,113
Unrealized foreign exchange gains	12,266	3,585	5,069
Remeasurement of previously held equity interest in Russian Alcohol	49,182	0	0
Timing differences in finance type leases		7	60
Deferred income	563	526	0
ASC 470 impact	4,433	5,805	0
Other	1,036	882	297

Net deferred tax liability	$208,072	$117,290	$105,539

Total net deferred tax asset	119,630	47,116	20,286
Total net deferred tax liability	208,072	117,290	105,539
Total net deferred tax	(88,442)	(70,174)	(85,253)
Classified as
Current deferred tax asset	82,609	23,426	3,453
Non-current deferred tax asset	27,123	12,886	11,407
Non-current deferred tax liability	(198,174)	(106,485)	(100,113)

Total net deferred tax	($88,442)	($70,174)	($85,253)

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

Tax losses can be carried forward for the following periods:

Hungary*	Unrestricted period
U.S.	20 years
Russia	10 years
Poland	5 years

*	In some circumstances the Tax Office’s permission to carry the loss forward is required.

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

A summary of the Company’s stock option and restricted stock units activity, and related information for the twelve month periods ended December 31, 2009, 2008 and 2007 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2007	1,319,900	$19.31
Granted	266,250	$30.84
Exercised	(272,475)	$17.12
Forfeited	(60,638)	$23.26

Outstanding at December 31, 2007	1,253,037	$22.02
Exercisable at December 31, 2007	964,849	$19.50
Outstanding at January 1, 2008	1,253,037	$22.02
Granted	234,375	$56.88
Exercised	(120,849)	$15.60
Forfeited	(16,312)	$21.83

Outstanding at December 31, 2008	1,350,252	$28.65
Exercisable at December 31, 2008	1,033,225	$22.19
Outstanding at January 1, 2009	1,350,252	$28.65
Granted	200,625	$19.94
Exercised	(59,827)	$14.27
Forfeited	(9,500)	$60.92

Outstanding at December 31, 2009	1,481,550	$27.85
Exercisable at December 31, 2009	1,051,550	$23.18

Nonvested restricted stock units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2007	0	$0
Granted	37,930	$34.71
Vested	0	$0
Forfeited	(2,100)	$34.51

Nonvested at December 31, 2007	35,830	$34.73
Nonvested at January 1, 2008	35,830	$34.73
Granted	38,129	$66.52
Vested	(600)	$34.51
Forfeited	(4,804)	$48.75

Nonvested at December 31, 2008	68,555	$51.42
Nonvested at January 1, 2009	68,555	$51.42
Granted	25,009	$24.89
Vested	(2,740)	$34.51
Forfeited	(11,750)	$45.00

Nonvested at December 31, 2009	79,074	$44.63

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

The Whitehall Acquisition

As part of the Whitehall Investment, the Company entered into a shareholders’ agreement with the other shareholder pursuant to which the Company has the right to purchase, and the other shareholder has the right to require the Company to purchase, all (but not less than all) of the shares of Whitehall capital stock held by such shareholder. Either of these rights may be exercised at any time, subject, in certain circumstances, to the consent of third parties. The aggregate price that the Company would be required to pay in the event either of these rights is exercised will fall within a range, determined based on Whitehall’s EBIT as well as the EBIT of certain related businesses, during two separate periods: (1) the period from January 1, 2008 through the end of the year in which the right is exercised, and (2) the two full financial years immediately preceding the end of the year in which the right is exercised, plus, in each case, the time-adjusted value of any dividends paid by Whitehall. Subject to certain limited exceptions, the exercise price will be (A) no less than the future value as of the date of exercise of $32.0 million, and (B) no more than the future value as of the date of exercise of $89.0 million, plus, in each case, the time-adjusted value of any dividends paid by Whitehall.

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

2010	$6,374
2011	2,230
2012	2,223
2013	2,149
Thereafter	2,149

Total	$15,125

During the fourth quarter of 2009, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease as of December 31, 2009 are as follows:

2010	$481
2011	480
2012	0

Gross payments due	$961
Less interest	(77)

Net payments due	$884

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

16. Interest income / (expense)

For the twelve months ended December 31, 2009 and 2008 respectively, the following items are included in Interest income / (expense):

	Twelve months ended December 31,
	2009	2008
Interest income	$10,930	$9,848
Interest expense	(84,398)	(57,658)

Total interest (expense), net	($73,468)	($47,810)

17. Other financial income / (expense)

For the twelve months ended December 31, 2009 and 2008, the following items are included in Other financial income / (expense):

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

	Year ended December 31,
	2009	2008
Foreign exchange impact related to foreign currency financing	$41,059	($165,294)
Foreign exchange impact related to long term Notes receivable	0	34,328
Hedge closure	(2,979)	0
Early redemption costs connected with debt facility	(13,916)	0
Other gains / (losses)	1,029	7,165

Total other financial income / (expense), net	$25,193	($123,801)

18. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Twelve months ended December 31,
	2009	2008	2007
Basic:
Net income / (loss) from continuing operations, net of noncontrolling interests in subsiadiaries	$72,677	($36,952)	$48,939
Income / (loss) on discontinued operations	8,360	22,034	29,231

Net income / (loss)	$81,037	($14,918)	$78,170

Weighted average shares of common stock outstanding (used to calculate basic EPS)	53,772	44,088	39,871
Net effect of dilutive employee stock options based on the treasury stock method	208	657	540

Weighted average shares of common stock outstanding (used to calculate diluted EPS)	53,980	44,745	40,411
Net income / (loss) per common share - basic:
Continuing operations	$1.35	($0.84)	$1.23
Discontinued operations	$0.16	$0.50	$0.73

	$1.51	($0.34)	$1.96

Net income / (loss) per common share - diluted:
Continuing operations	$1.35	($0.84)	$1.21
Discontinued operations	$0.15	$0.49	$0.72

	$1.50	($0.34)	$1.93

As of December 31, 2008, the Company excluded 657 thousand shares from the above EPS from continuing operations calculation because they would have had antidilutive impact for the 2008 period presented.

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

19. Financial Instruments

Financial Instruments and Their Fair Values

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

•	Equity method investment in affiliates—The fair value of investment in joint venture with Möet Hennessy based on a independent valuation prepared on acquisition.

The estimated fair values of the Corporation’s financial instruments are as follows:

December 31, 2009 Carrying Amount
Cash and cash equivalents	$126,439
Restricted Cash	481,419
Equity method investment in affiliates	244,504

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

20. Fair value measurements

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

	Segment Net Revenues Year ended December 31,
	2009	2008	2007
Segment
Poland	$258,727	$397,961	$360,829
Russia	394,102	129,799	—
Hungary	36,585	43,482	37,221

Total Net Sales	$689,414	$571,242	$398,050

	Operating Profit Year ended December 31,
	2009	2008	2007
Segment
Poland	$95,971	$95,178	$79,315
Russia	90,696	39,745	—
Hungary	6,149	7,641	7,491
Corporate Overhead
General corporate overhead	(4,570)	(3,353)	(4,398)
Option Expense	(3,781)	(3,850)	(1,870)

Total Operating Profit	$184,465	$135,361	$80,538

	Equity in the net income/ (loss) of investees accounted for by the equity method Year ended December 31,
	2009	2008	2007
Segment
Poland	$0	$0	$0
Russia	(5,583)	1,168	0
Hungary	0	0	0

Total equity in the net income of investees accounted for by the equity method	($5,583)	$1,168	$0

	Depreciation Year ended December 31,
	2009	2008	2007
Segment
Poland	$2,664	$3,399	$2,825
Russia	3,442	1,401	0
Hungary	439	644	591
General corporate overhead	33	13	8

Total depreciation	$6,578	$5,457	$3,424

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

	$4,045,191	$4,045,191	$4,045,191

	Income tax Year ended December 31,
	2009	2008	2007
Segment
Poland	($630)	($6,539)	$7,255
Russia	19,993	10,472	0
Hungary	329	1,328	1,092
General corporate overhead	(1,197)	(3,880)	707

Total Income tax	$18,495	$1,382	$9,054

	$4,045,191	$4,045,191
	Identifiable Operating Assets
	December 31, 2009	December 31, 2008
Segment
Poland	$1,348,131	$1,362,448
Russia	2,269,098	718,770
Hungary	38,643	37,842
Corporate	389,319	5,973

Total Identifiable Assets	$4,045,191	$2,125,033

	Goodwill
	December 31, 2009	December 31, 2008
Segment
Poland	$402,433	$387,477
Russia	1,074,314	107,911
Hungary	7,325	7,053
Corporate	0	0

Total Goodwill	$1,484,072	$502,441

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

23. Subsequent Events

On January 4, 2010 the Company completed the redemption of its Senior Secured Notes due 2012 with the final payment of all outstanding principal accrued interest and call premium, releasing the cash of €263.9 million (approximately $380.4 million), recorded in Restricted Cash at year end, from the Trustee thus the relieving the Company of all of its remaining obligations under the Senior Secured Notes indenture.

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

24. Quarterly financial information (Unaudited)

The Company’s net sales, gross profit, operating income and net income for 2008 have been allocated to quarters using the same proportion as our previously reported data. The table below demonstrates the movement and significance of seasonality in the statement of operations. For further information, please refer to Item 6. Selected Financial Data.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
Net Sales	$70,772	$108,775	$175,891	$146,123	$187,543	$156,923	$255,208	$159,421
Seasonality	10.3%	19.0%	25.5%	25.6%	27.2%	27.5%	37.0%	27.9%
Gross Profit	33,695	39,213	91,345	61,433	95,514	68,595	128,378	80,727
Gross Profit %	47.6%	36.0%	51.9%	42.0%	50.9%	27.4%	50.3%	32.3%
Operating Income	13,179	17,347	242,630	29,181	27,018	35,990	-98,362	52,843
Operating Income %	7.1%	12.8%	131.5%	21.6%	14.6%	26.6%	-53.3%	39.0%
Income / (loss) on discontinued operations	2,626	2,824	2,322	4,750	1,775	5,859	1,637	8,601
Net income / (loss)	($87,772)	$14,731	$215,975	$36,925	$47,193	($582)	($94,359)	($65,992)
Net income/(loss) from operations per share of common stock, basic	($1.83)	$0.36	$4.39	$0.87	$0.86	($0.01)	($1.51)	($1.41)
Net income/(loss) from operations per share of common stock, diluted	($1.83)	$0.36	$4.37	$0.85	$0.85	($0.01)	($1.51)	($1.41)

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

25. Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2009, 2008 and 2007:

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in tables expressed in thousands, except per share information

	Year ended December 31,
(In thousands)	2009	2008	2007
Net Sales to External Customers (a):
United States	$1,257	$798	$716
International
Poland	242,625	374,070	347,659
Russia	388,193	129,417	0
Hungary	36,585	43,482	37,221
Other	20,754	23,475	12,454

Total international	688,157	570,444	397,334

Total	$689,414	$571,242	$398,050

Long-lived assets (b):
United States	$19	$51	$9
International
Poland	760,237	709,274	618,757
Russia	499,532	420,402	0
Hungary	976	1,288	1,088

Total international	1,260,746	1,130,964	619,845

Total consolidated long-lived assets	$1,260,765	$1,131,015	$619,854

(a)	Net sales to external customers based on the location to which the sale was delivered.
(b)	Long-lived assets primarily consist of property, plant and equipment and trademarks.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with the accountants within the past two years.

Item 9A.	Control and Procedures.

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

Date: March 1, 2011

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

Signature	Title	Date

/S/ WILLIAM V. CAREY William V. Carey	Chairman, President and Chief Executive Officer (principal executive officer)	March 1, 2011

/S/ CHRISTOPHER BIEDERMANN Christopher Biedermann	Chief Financial Officer (principal financial and accounting officer)	March 1, 2011

/S/ DAVID BAILEY David Bailey	Director	March 1, 2011

/S/ N. SCOTT FINE N. Scott Fine	Director	March 1, 2011

/S/ MAREK FORYSIAK Marek Forysiak	Director	March 1, 2011

/S/ ROBERT P. KOCH Robert P. Koch	Director	March 1, 2011

/s/ WILLIAM SHANAHAN William Shanahan	Director	March 1, 2011

/s/ MARKUS SIEGER Markus Sieger	Director	March 1, 2011

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference.

Exhibit Number	Exhibit Description

1.1	Underwriting Agreement, dated as of March 3, 2008, by and between Central European Distribution Corporation and J.P. Morgan Securities Inc. (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).

1.2	Underwriting Agreement, dated as of June 25, 2008, by and between Central European Distribution Corporation and J.P. Morgan Securities Inc., as representative of the underwriters listed on Schedule 1 thereto (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on June 27, 2008 and incorporated herein by reference).

1.3	Underwriting Agreement, dated as of July 20, 2009, among Central European Distribution Corporation, Mark Kaoufman and Jefferies & Company, Inc. and UniCredit CAIB Securities UK Ltd., as representatives of the underwriters listed on Schedule 1 thereto (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated herein by reference).

1.4	Underwriting Agreement, dated as of November 18, 2009, between Central European Distribution Corporation and Jefferies & Company, Inc. and UniCredit CAIB Securities UK Ltd., as representatives of the underwriters listed on Schedule 1 thereto (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on November 24, 2009 and incorporated herein by reference).

2.1	Contribution Agreement among Central European Distribution Corporation, William V. Carey, William V. Carey Stock Trust, Estate of William O. Carey and Jeffrey Peterson dated November 28, 1997 (filed as Exhibit 2.1 to the Registration Statement on Form SB-2, File No. 333-42387, with the SEC on December 17, 1997 (the “1997 Registration Statement”), and incorporated herein by reference).

2.2	Investment Agreement for Damianex S.A. dated April 22, 2002, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Michael Ciapala, Boguslaw Barnat and Iwona Barnat (filed as Exhibit 2 to the Current Report on Form 8-K/A filed with the SEC on May 14, 2002, and incorporated herein by reference).

2.3	Share Purchase Agreement for AGIS S.A. dated April 24, 2002, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Jacek Luczak and Slawomir Wisniewski (filed as Exhibit 2.2 to the Current Report on Form 8-K/A filed with the SEC on June 3, 2002, and incorporated herein by reference).

2.4	Share Purchase Agreement for Onufry S.A. dated October 15, 2002, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Zbigniew Trafalski and Henryk Gawin (filed as Exhibit 2.4 to the Annual Report on Form 10-K filed with the SEC on March 17, 2003, and incorporated herein by reference).

2.5	Share Purchase Agreement for Dako Sp. z o.o. dated April 16, 2003, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Waclaw Dawidowicz and Miroslaw Sokalski (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003, and incorporated herein by reference).

2.6	Share Purchase Agreement for Panta Hurt Sp. z o.o. dated September 5, 2003, among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Wlodzimierz Szydlarski, Sylwester Zakrzewski and Wojciech Piatkowski (filed as Exhibit 2.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003, and incorporated herein by reference).

2.7	Share Purchase Agreement for Multi-Ex S.A. dated November 14, 2003, among Carey Agri International Sp. z o.o., Piotr Pabianski and Ewa Maria Pabianska (filed as Exhibit 2.7 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004, and incorporated herein by reference).

2.8	Share Purchase Agreement for Multi-Ex S.A. dated November 14, 2003, between Central European Distribution Corporation and Piotr Pabianski (filed as Exhibit 2.8 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004, and incorporated herein by reference).

2.9	Share Purchase Agreement for Multi-Ex S.A. dated December 18, 2003, between Central European Distribution Corporation and Piotr Pabianski (filed as Exhibit 2.9 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004, and incorporated herein by reference).

2.10	Share Sale Agreement for Miro sp. z.o.o. dated May 14, 2004, among Central European Distribution Corporation, Miroslawem Grzadkowskim, Halina Grzadkowska, Jackiem Grzadkowskim and Kinga Grzadkowska (filed as Exhibit 2.10 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2004, and incorporated herein by reference).

2.11	Conditional Share Sale Agreement for Delikates Sp. z o.o. dated April 28, 2005 by and among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, Barbara Jernas, Szymon Jernas, Magdalena Namysl and Karol Jaskula (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 4, 2005 and incorporated herein by reference).

2.12	Share Sale Agreement, dated June 27, 2005, by and among Rémy Cointreau S.A., Botapol Management B.V., Takirra Investment Corporation N.B., Central European Distribution Corporation and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 1, 2005 and incorporated herein by reference).

2.13	Share Purchase Agreement, dated July 11, 2005, by and among the State Treasury of the Republic of Poland, Carey Agri International-Poland Sp. z o.o. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 15, 2005 and incorporated herein by reference).

2.14	Conditional Share Sale Agreement for Imperial Sp. z o.o. dated August 16, 2005 by and among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, and Tadeusz Walkuski (filed as Exhibit 2.11 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 and incorporated herein by reference).

2.15	Share Sale and Purchase Agreement, dated March 11, 2008, by and among White Horse Intervest Limited, William V. Carey, Central European Distribution Corporation, and Bols Sp. z o.o. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2008 and incorporated herein by reference).

2.16	Share Sale and Purchase Agreement, dated May 23, 2008, by and among Barclays Wealth Trustees (Jersey) Limited (in its capacity as trustee of The First National Trust), WHL Holdings Limited, Polmos Bialystok S.A. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2008 and incorporated herein by reference).

2.17	Amendment No. 5 to Share Sale and Purchase Agreement, dated February 24, 2009, by and among Barclays Wealth Trustees (Jersey) Limited (in its capacity as trustee of The First National Trust), WHL Holdings Limited, Polmos Bialystok S.A. and Central European Distribution Corporation. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

2.18	Amendment No. 5 to Share Sale and Purchase Agreement, dated February 24, 2009, by and among Barclays Wealth Trustees (Jersey) Limited (in its capacity as trustee of The First National Trust), WHL Holdings Limited, Polmos Bialystok S.A. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009, and incorporated herein by reference).

2.19	Amendment to Share Sale and Purchase Agreement, dated September 22, 2009, by and among White Horse Intervest, Limited, William V. Carey, Central European Distribution Corporation and Bols Sp. z o.o (filed as Exhibit 2.1 to the Periodic Report on Form 8-K filed with the SEC on September 28, 2009 and incorporated herein by reference).

2.20	Share Sale and Purchase Agreement, dated September 22, 2009, by and among Bols Sp. z o.o and White Horse Intervest Limited (filed as Exhibit 2.2 to the Periodic Report on Form 8-K filed with the SEC on September 22, 2009 and incorporated herein by reference).

2.21*†	Amended and Restated Investment Commitment Letter, dated June 18, 2008, by and among Central European Distribution Corporation, Lion Capital LLP acting for and on behalf of each of Lion Capital Fund I L.P., Lion Capital Fund I A L.P., Lion Capital Fund I B L.P., Lion Capital Fund I C L.P., Lion Capital Fund I SBS L.P.; and Lion Capital (Guernsey) Limited c/o Aztec Financial Services (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 15, 2008 and incorporated herein by reference).

2.22*†	Note Purchase and Share Sale Agreement, dated April 24, 2009, between Central European Distribution Corporation, Carey Agri International—Poland Sp. z o.o., Lion/Rally Cayman 2 and Lion/Rally Cayman 5 (filed as Exhibit 10.1 to the Periodic Report on Form 8-K filed with the SEC on April 30, 2009 and incorporated herein by reference).

2.23*†	Lion Option Agreement, dated November 19, 2009, by and among Central European Distribution Corporation, Carey Agri International—Poland Sp. z o.o., Lion Capital, Lion/Rally Cayman 4, Lion/Rally Cayman 5, Lion/Rally Cayman 6 and Lion Rally Cayman 7 L.P.

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report of Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed with the SEC on May 3, 2006, and incorporated herein by reference). Exhibit Number Exhibit Description

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the 1997 Registration Statement and incorporated herein by reference).

4.2	Indenture, dated July 25, 2005, by and among Central European Distribution Corporation, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o. and Miro Sp. z o.o., as Guarantors, The Bank of New York, as Trustee, Principal Paying Agent, Registrar and Transfer Agent, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2005 and incorporated herein by reference).

4.3	First Supplemental Indenture, dated August 31, 2005, by and among Central European Distribution Corporation, as Issuer, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o. and Miro Sp. z o.o., as Initial Guarantors, Botapol Holding B.V. and Bols Sp. z o.o., as Additional Guarantors, The Bank of New York, as Trustee, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2005 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of March 30, 2006 among Central European Distribution Corporation, as Issuer, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o. and Miro Sp. z o.o., as Initial Guarantors, Botapol Holding B.V. and Bols Sp. z o.o., as Additional Guarantors, The Bank of New York, as Trustee, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

4.5	Third Supplemental Indenture, dated as of July 7, 2006 among Central European Distribution Corporation, as Issuer, Carey Agri International-Poland Sp. z o.o., Onufry S.A., Multi-Ex S.A., Astor Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., MTC Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A., PWW Sp. z o.o., Miro Sp. z o.o., Botapol Holding B.V. and Bols Sp. z o.o., as Guarantors, Delikates Sp. z o.o., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Imperial Sp. z o.o. and Krokus Sp. z o.o., as New Guarantors, The Bank of New York, as Trustee, and ING Bank N.V., London Branch, as Note Security Agent (filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

4.6	Base Indenture, dated as of March 7, 2008, by and between Central European Distribution Corporation, as Issuer and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.6 to the Annual Report on Form 10-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

4.7	Supplemental Indenture, dated as of March 7, 2008, by and between Central European Distribution Corporation, as Issuer and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).

4.8	Registration Rights Agreement, dated March 13, 2008, by and between Central European Distribution Corporation and Direct Financing Limited (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2008 and incorporated herein by reference).

4.9	Registration Rights Agreement, dated October 21, 2008 by and between Central European Distribution Corporation and Barclays Wealth Trustees (Jersey) Limited (as Trustee of the First National Trust) (filed as Exhibit 4.9 to the Annual Report on Form 10-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

4.10	Registration Rights Agreement, dated May 7, 2009, between Central European Distribution Corporation, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 4.1 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

4.11	Warrant to purchase shares of common stock, dated June 30, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.2 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

4.12	Warrant to purchase shares of common stock, dated June 30, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.3 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

4.13	Warrant to purchase shares of common stock, dated June 30, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.4 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

4.14	Warrant to purchase shares of common stock, dated June 30, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.5 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

4.15	Warrant to purchase shares of common stock, dated June 30, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.6 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

4.16	Warrant to purchase shares of common stock, dated June 30, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.7 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

4.17	Agreement, dated October 30, 2009, between Central European Distribution Corporation, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 5, 2009 and incorporated herein by reference).

4.18	Warrant to purchase shares of common stock, dated October 2, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.2 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009, and incorporated herein by reference).

4.19	Warrant to purchase shares of common stock, dated October 2, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.3 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009, and incorporated herein by reference).

4.20	Warrant to purchase shares of common stock, dated October 2, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.4 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009, and incorporated herein by reference).

4.21	Warrant to purchase shares of common stock, dated October 2, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.5 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009, and incorporated herein by reference).

4.22	Warrant to purchase shares of common stock, dated October 2, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.6 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009, and incorporated herein by reference).

4.23	Warrant to purchase shares of common stock, dated October 2, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.7 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009, and incorporated herein by reference).

4.24	Indenture, dated as of December 2, 2009, by and between Central European Distribution Corporation, CEDC Finance Corporation International, Inc., as Issuer and Deutsche Trustee Company Limited, as Trustee (including the respective forms of the $380,000,000 9.125% Senior Secured Note and the €380,000,000 8.875% Senior Secured Note, each due December 1, 2016) (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 3, 2009 and incorporated herein by reference).

4.25*	Form of Registration Rights Agreement, by and among Central European Distribution Corporation, Lion/Rally Cayman 4 and Lion/Rally Cayman 5.

4.26*	First Supplemental Indenture, dated December 29, 2009, by and among Bravo Premium LLC, JSC Distillery Topaz, JSC “Russian Alcohol Group,” Latchey Limited, Limited Liability Company “The Trading House Russian Alcohol,” Lion/Rally Cayman 6, Lion/Rally Lux 1 S.A., Lion/Rally Lux 2 S.à r.l., Lion/Rally Lux 3 S.à r.l., Mid-Russian Distilleries, OOO First Tula Distillery, OOO Glavspirttirest, Pasalba Limited, Premium Distributors sp. z o.o., Sibirsky LVZ, as Additional Guarantors, CEDC Finance Corporation International, Inc., as Issuer, the entities listed on Schedule I thereto, as the existing Guarantors, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Polish Security Agent and TMF Trustee Limited, as Security Agent.

10.1	2007 Stock Incentive Plan (filed as Exhibit A to the definitive Proxy Statement as filed with the SEC on March 27, 2007, and incorporated herein by reference).

10.2	Form of Stock Option Agreement with Directors under 2007 Stock Incentive Plan (filed as Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008, and incorporated herein by reference).

10.3	Form of Stock Option Agreement with Officers under 2007 Stock Incentive Plan (filed as Exhibit 10.3 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008, and incorporated herein by reference).

10.4	Lease Agreement for warehouse at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on April 16, 2001, and incorporated herein by reference).

10.5	Annex 2 to Lease Agreement dated February 19, 2003, for the warehouse located at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004, and incorporated herein by reference).

10.6	Social guarantee package for the employees of Polmos Bialystok S.A. (filed as exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2005 and incorporated herein by reference).

10.7	Purchase Agreement dated as of August 3, 2005 by and among Central European Distribution Company and the investors signatory thereto (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 and incorporated herein by reference).

10.8	Registration Rights Agreement dated as of August 3, 2005 by and among Central European Distribution Corporation and the investors signatory thereto (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 and incorporated herein by reference).

10.9	Registration Rights Agreement, dated August 17, 2005, by and among Central European Distribution Corporation, Botapol Management B.V. and Takirra Investment Corporation N.V. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.10	Employment Agreement, dated August 10, 2005, by and between Central European Distribution Corporation and Richard Roberts (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 13, 2005 and incorporated herein by reference).

10.11	Annex, dated January 24, 2007, to the Employment Agreement dated as of August 10, 2005, between Richard Roberts and Central European Distribution Corporation (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on January 24, 2007, and incorporated herein by reference).

10.12	Trade Mark License, dated August 17, 2005, by and among Distilleerderijen Erven Lucas Bols B.V., Central European Distribution Corporation and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.13	Deed of Tax Covenant, dated August 17, 2005, by and among Botapol Management B.V., Takirra Investment Corporation N.V., Rémy Cointreau S.A., Carey Agri International Poland Sp. z o.o. and Central European Distribution Corporation (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.14	Bank Guarantee, dated October 12, 2006, by and between Fortis Bank SA/NV, Austrian Branch and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 10.2 to the Current Report on Form 8K filed with the SEC on October 18, 2006 and incorporated herein by reference).

10.15	Summary of Director Compensation (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006 and incorporated herein by reference).

10.16	Facility Agreement, dated December 21, 2007, among Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch, and Bank Polska Kasa Opieki S.A. and Carey Agri International-Poland Sp. z o.o. (filed as Exhibit 10.31 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008, and incorporated herein by reference).

10.17	Corporate Guarantee Agreement, dated December 21, 2007, between Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch, Bank Polska Kasa Opieki S.A. and Central European Distribution Corporation (filed as Exhibit 10.32 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008, and incorporated herein by reference).

10.18	Letter Agreement, dated May 22, 2008, between Central European Distribution Corporation and Pasalba Limited (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 29, 2008 and incorporated herein by reference).

10.19	Amended and Restated Investment Commitment Letter, dated June 18, 2008, by and among Central European Distribution Corporation, Lion Capital LLP acting for and on behalf of each of Lion Capital Fund I L.P., Lion Capital Fund I A L.P., Lion Capital Fund I B L.P., Lion Capital Fund I C L.P., Lion Capital Fund I SBS L.P.; and Lion Capital (Guernsey) Limited c/o Aztec Financial Services (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 15, 2008 and incorporated herein by reference).

10.20	Letter Agreement, dated May 22, 2008, between Central European Distribution Corporation and Pasalba Limited (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 29, 2008 and incorporated herein by reference).

10.21	Amendment No. 1 to Shareholders’ Agreement, dated February 24, 2009, by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A. and Peulla Enterprises Limited. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.22	Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.23	Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and Christopher Biedermann (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.24	Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and Evangelos Evangelou (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.25	Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and James Archbold (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.26	Amended and Restated Executive Bonus Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.27	Facilities Agreement dated April 24, 2008 among Central European Distribution Corporation, Bols Sp. z o.o. and certain other subsidiaries of Central European Distribution Corporation, and Bank Zachodni WBK S.A. as lender (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 and incorporated herein by reference).

10.28	Labor Contract, dated April 1, 2008, between Parliament Distribution and Mr. Sergey Kupriyanov (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

10.29	Facilities Agreement, dated July 2, 2008, among Central European Distribution Corporation, Carey Agri International-Poland Sp. z o.o and certain other subsidiaries of Central European Distribution Corporation, and Bank Handlowy W Warszawie S.A. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

10.30	Amendment and Restatement Agreement Relating to a Facility Agreement dated December 21, 2007, dated February 24, 2009, by and among Carey Agri International-Poland Sp. z o.o., Central European Distribution Corporation, Astor Sp. z o.o., Bols Hungary KFT, Bols Sp. z o.o., Botapol Holding B.V., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A. Delikates Sp. z o.o., Fine Wine & Spirit (FWS) Sp. z o.o., Imperial Sp. z o.o. Miro Sp. z o.o., MTC Sp. z o.o., Multi-Ex Sp. z o.o., Onufry S.A., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Przedsiebiorstwo Handlu Spozywczego Sp. z o.o., PWW Sp. z o.o., Saol Dystrybucja Sp. z o.o., Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch and Bank Polska Kasa Opieki S.A. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.31	Amendment Agreement Relating to a Facility Agreement dated December 21, 2007 as Amended and Restated on February 24, 2009, dated February 24, 2009, by and among Carey Agri International-Poland Sp. z o.o., Central European Distribution Corporation, Astor Sp. z o.o., Bols Hungary KFT, Bols Sp. z o.o., Botapol Holding B.V., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A. Delikates Sp. z o.o., Fine Wine & Spirit (FWS) Sp. z o.o., Imperial Sp. z o.o. Miro Sp. z o.o., MTC Sp. z o.o., Multi-Ex Sp. z o.o., Onufry S.A., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Przedsiebiorstwo Handlu Spozywczego Sp. z o.o., PWW Sp. z o.o., Saol Dystrybucja Sp. z o.o. and Bank Polska Kasa Opieki S.A. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.32	Amendment No. 1 to Shareholders’ Agreement, dated February 24, 2009, by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A., Central European Distribution Corporation and Peulla Enterprises Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009, and incorporated herein by reference).

10.33	Senior Facilities Agreement, dated July 10, 2008, among Pasalba Ltd, Nowdo Limited, the Original Guarantors, Goldman Sachs International, Bank Austria Creditanstalt AG, ING Bank N.V., London Branch, Raiffeisen Zentralbank Oesterreich AG, the Original Lenders, The Law Debenture Trust Corporation p.l.c. and the Issuing Bank (filed as Exhibit 10.1 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

10.34	Deed of Amendment, dated December 23, 2008, in respect of a Senior Facilities Agreement, Deed of Guarantee and Covenants and Intercreditor Deed, each dated July 10, 2008, between (among others) Pasalba Ltd, Nowdo Limited, Goldman Sachs International, Unicredit Bank Austria AG, ING Bank N.V., London Branch and Raiffeisen Zentralbank Oesterreich AG (filed as Exhibit 10.3 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

10.35	Commitment Letter, dated April 24, 2009, between Central European Distribution Corporation, Lion Capital LLP, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 10.2 to the Periodic Report on Form 8-K filed with the SEC on April 30, 2009 and incorporated herein by reference).

10.36	Option Agreement, dated May 7, 2009, between Central European Distribution Corporation, Lion/Rally Cayman 4, Lion/Rally Cayman 5 and Lion/Rally Cayman 7 L.P (filed as Exhibit 10.6 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

10.37	Governance and Shareholders Agreement, dated May 7, 2009, among Central European Distribution Corporation, Lion/Rally Cayman 4, Lion/Rally Cayman 5, Lion/Rally Cayman 6, Lion/Rally Cayman 7 L.P. and Lion/Rally Cayman 8 (filed as Exhibit 10.7 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

10.38	Letter of Undertaking, dated April 24, 2009, between Central European Distribution Corporation, Lion Capital LLP, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 10.5 to the Periodic Report on Form 8-K filed with the SEC on April 30, 2009 and incorporated herein by reference).

10.39	Commitment Letter, dated July 29, 2009, between Central European Distribution Corporation, Lion/Rally Cayman 6 and Lion/Rally Cayman 7 (filed as Exhibit 10.1 to the Periodic Report on Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference).

10.40	Sale and Purchase Agreement, dated July 29, 2009, between Lion/Rally Cayman 6, Euro Energy Overseas Ltd., Altek Consulting Inc., Genora Consulting Inc., Lidstel Ltd., Pasalba Limited and Lion/Rally Lux 1 (filed as Exhibit 10.2 to the Periodic Report on Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference).

10.41	New Option Agreement, dated October 2, 2009 (as amended on October 30, 2009), between Central European Distribution Corporation, Lion/Rally Cayman 4, Lion/Rally Cayman 5 and Lion/Rally Cayman 7 L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 5, 2009 and incorporated herein by reference).

10.42	Agreement, dated November 9, 2009, by and among Lion/Rally Cayman 6, Kylemore International Invest Corp., Pasalba Limited, Lion/Rally Lux 1 and Central European Distribution Corporation (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 16, 2009 and incorporated herein by reference).

10.43*	Letter Agreement, dated November 12, 2009, between Bank Polska Kasa Opieki S.A. and Carey Agri International-Poland Sp. z o.o.

10.44*	Letter Agreement, dated November 12, 2009, between Bank Handlowy w Warszawie S.A. and Carey Agri International-Poland Sp. z o.o.

10.45*	Co-Investor Option Agreement, dated November 19, 2009, by and among Central European Distribution Corporation, Lion Capital, Lion/Rally Cayman 4, Lion/Rally Cayman 5, Cayman 6, Lion/Rally Cayman 7 L.P and Lion/Rally Cayman 8.

10.46*	Letter Agreement, dated November 25, 2009, between Bank Zachodni WBK S.A. and Bols Sp. z o.o.

10.47*	Loan Agreement, dated December 2, 2009, by and between CEDC Finance Corporation International, Inc., as Lender and Carey Agri International—Poland Sp. z o.o., as Borrower.

10.48*	Loan Agreement, dated December 2, 2009, by and between CEDC Finance Corporation International, Inc., as Lender and Jelegat Holdings Limited, as Borrower.

10.49*	On-Loan Facility Agreement, dated December 1, 2009, by and between Jelegat Holdings Limited, as Lender, and Joint Stock Company “Distillery Topaz,” OOO “First Tula Distillery,” Bravo Premium LLC, Limited Liability Company “The Trading House Russian Alcohol,” Joint Stock Company “Russian Alcohol Group,” ZAO “Sibersky LVZ,” and Closed Joint Stock Company “Mid Russian Distilleries,” as Borrowers.

10.50*	Form of Restricted Stock Award Agreement under 2007 Stock Incentive Plan.

10.51*	Shareholders Agreement, dated March 13, 2008, among White Horse Intervest Limited, Bols Sp. z o.o., Central European Distribution Corporation and Copecresto Enterprises Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2008 and incorporated herein by reference).

10.52*	Shareholders’ Agreement, dated July 8, 2008, by and among Central European Distribution Corporation, Lion/Rally Cayman 1 LP, Carey Agri International – Poland Sp. z o. o, Lion/Rally Carry ENG 1 LP and Lion/Rally Cayman 2 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 15, 2008 and incorporated herein by reference).

10.53*	Intercreditor Deed, dated July 10, 2008, between Lion/Rally Lux 2 S.A. R.L., Lion/Rally Lux 3 S.A. R.L., Pasalba Ltd, Nowdo Limited, Raiffeisen Zentralbank Oesterreich AG, The Law Debenture Trust Corporation p.l.c., the Issuing Bank, the Original Senior Lenders, the Original Intragroup Creditors, the Original Intragroup Debtors, the

Original Hedge Provider, the Original Obligors, the Senior Lenders, the Intragroup Creditors, the Intragroup Debtors and the Hedge Providers (filed as Exhibit 10.2 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

21*	Subsidiaries of the Company.

23*	Consent of PricewaterhouseCoopers Sp. z o.o.

24.1*	Power of Attorney (contained on signature page).

31.1*	Rule 13a-14(a) Certification of the CEO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the CFO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon request.