Form 10-K
period 2010-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2011-03-01
CIK 1046880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM

COMMISSION FILE NUMBER 0-24341

Central European Distribution Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1865271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3000 Atrium Way, suite 265, Mt. Laurel, New Jersey	08054
(Address of Principal Executive Offices)	(Zip code)

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

Large accelerated filer  ☒      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010, was approximately $ 1,757,588,947 (based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market).

As of February 22, 2011, the registrant had 71,776,496 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of stockholders to be held on May 19, 2011 are incorporated by reference into Part III.

The disclosure and analysis of Central European Distribution Corporation in this report (and in other oral and written statements we have made or may make, including press releases containing information about our business, results of operations, financial condition, guidance and other business developments), contain forward-looking statements, which provide the Company’s current expectations or forecasts of future events. Forward-looking statements in this report and elsewhere include, without limitation:

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

•	statements about the expected level of the Company’s costs and operating expenses relative to its revenues, and about the expected composition of its revenues;

•	information about the impact of governmental regulations on the Company’s businesses;

•	statements about local and global credit markets, currency exchange rates and economic conditions;

•	other statements about the Company’s plans, objectives, expectations and intentions, including with respect to its credit facility and other outstanding indebtedness; and

•	other statements that are not historical facts.

Words such as “believes”, “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. The Company’s actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled “Risk Factors” in this report. Other factors besides those described in this report could also affect actual results. You should carefully consider the factors described in the section entitled “Risk Factors” in evaluating the Company’s forward-looking statements.

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

We urge you to read and carefully consider the items of this and other reports and documents that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect our future performance and the industry in which we operate, including the risk factors described in this Annual Report on Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur as described, or at all.

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

Central European Distribution Corporation (“CEDC”), a Delaware corporation incorporated on September 4, 1997, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. We are one of the largest producer of vodka in the world and are Central and Eastern Europe’s largest integrated spirit beverages business, measured by total volume, with approximately 32.7 million nine-liter cases produced and distributed in 2010. Our business primarily involves the production and sale of our own spirit brands (principally vodka), and the importation on an exclusive basis of a wide variety of spirits, wines and beers. Our primary operations are conducted in Poland, Russia and Hungary. Additionally in 2010, we opened up a new operation in the Ukraine to import and sell our vodkas, primarily Green Mark, where we rose to an approximate 3% of market share by year end. We have eight manufacturing facilities located in Poland and Russia, and a total work force of more than 4,150 employees.

In Poland, we are one of the largest vodka producers with a brand portfolio that includes Absolwent, Zubrowka, Bols, Palace and Soplica brands, each of which we produce at our Polish distilleries. In addition, we produce Zubrowka Biala , which has become one of the fastest growing brands in the Polish market, since we launched it in November of 2010. We produce and sell vodkas primarily in three vodka sectors: premium, mainstream, and economy. In Poland, we also produce and distribute Royal, the top-selling vodka in Hungary.

We are also the largest vodka producer in Russia, the world’s largest vodka market. Our Green Mark brand is the top-selling mainstream vodka in Russia and the second-largest vodka brand by volume in the world and our Parliament and Zhuravli brands are two top-selling sub-premium vodkas in Russia.

For the year ended December 31, 2010, our Polish and Russian operations accounted for 31.0% and 64.7% of our revenues respectively and, excluding impairment and certain unallocated corporate charges, 27.8% and 67.7% of our operating profit, respectively.

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

In Poland, we are one of the leading vodka producers and in Russia we are the leading vodka producer. Our brands in both countries are well-represented in all vodka sectors. Our production capacity in both countries gives us the ability to introduce new brands to both markets, of which the best recent examples are Zubrowka Biala in Poland, which we introduced in November of 2010, and Black Sail Brandy in Russia, which we introduced in October of 2010. We believe this ability to introduce new brands to market in an ever changing economic and consumer preference environment gives us a distinct advantage over our competitors.

In addition to our operations in our three primary markets of Poland, Russia and Hungary, we have distribution agreements for our vodka brands in a number of key export markets including the Ukraine, CIS, the United States, Japan, the United Kingdom, France and many other Western European countries. In 2010, exports represented 8.1% of our sales by value.

Our Competitive Strengths as a Group

Depth of market position in Poland—We are a leading producer and importer of alcoholic beverages in Poland. Our brand portfolio includes top-selling brands that we produce as well as brands which we import on an exclusive basis. Our broad portfolio of products, which includes over 700 brands of alcoholic beverages, allows us to address a wide range of consumer tastes and trends as well as wholesaler needs. Our existing portfolio of well-known vodka brands and leading import brands provides us with a solid portfolio base with leading brands in the premium and economy sector and enhanced mainstream portfolio through the launch of Zubrowka Biala in 2010 . Additionally, we have the scope and ability to bring new products to market in a timely and cost efficient manner to meet the changing desires of our consumers.

Solid platform for further expansion in the fragmented Russian spirits market—We are the largest vodka producer in Russia, producing approximately 18.0 million nine-liter cases in 2010. With the inclusion of Parliament, the Whitehall Group (which we refer to as Whitehall) and Russian Alcohol products, we have a large portfolio of alcoholic beverages, including Green Mark, the top-selling mainstream vodka brand in Russia and the second largest vodka brand by volume in the world, and Parliament and Zhuravli, two top-selling sub-premium vodka brands in Russia. These brands are supported by a combined sales force of approximately 1,708 people. We believe our combined size and the geographic coverage of our sales force enable us to benefit from the ongoing consolidation in the Russian spirits market. Furthermore, we believe we have the necessary infrastructure to introduce new brands to the market place at the segments where consumer demand is strongest.

Our sales force in Russia includes approximately 1,300 people allocated to Exclusive Sales Teams, or ESTs. ESTs are employed by wholesalers that carry our vodka products but focus exclusively on the merchandising, marketing and sale of this portfolio. Because spirits advertising is heavily regulated in Russia, we believe that this structure provides us with meaningful marketing benefits as it allows us to maintain direct relationships with retailers and to ensure that our products receive prominent shelf space. Wholesalers who employ our ESTs are solely compensated through a rebate on purchases of our vodka brands. This arrangement enables us to maintain an expansive and exclusive sales force covering all regions of Russia with limited associated fixed overhead costs.

Attractive import platform for international spirit companies to market and sell products in Poland, Russia and Hungary—Our existing import platform, under which we are the exclusive importer of numerous brands of spirits, wines and beers into each of our core markets, combined with our sales and marketing organizations in Poland, Russia and Hungary provide us with an opportunity to continue to expand our import portfolio. We believe we are well-positioned to serve the needs of other international spirit companies that wish to sell products in these markets but lack the necessary distribution network and sales experience.

Attractive market dynamics—We believe that a combination of factors make Poland and Russia attractive markets for companies involved in the alcoholic beverage industry.

•

Russia and Poland rank as the largest and fourth-largest markets for vodka in the world, respectively, by volume, and vodka accounts for over 90% of all spirits consumed in both markets in Russia even over 95%. Wine and beer consumption have also increased in both Poland and Russia, and we believe spirits sales value in both markets are in a position to grow. As major producers of vodka and a leading importer of wine and beer in both countries, we are well-positioned to service consumer demand in our markets.

•

We believe that consumers in Poland and Russia increasingly demand a wider range of wine and spirits from mainstream to sub-premium brands especially imported products, and we are well positioned to meet that demand in the coming years with top-selling brands in the domestic vodka mainstream and sub-premium categories. Additionally, we believe that, unlike many of our competitors, we are well positioned to meet that demand with the combination of our market-leading domestically produced products and our exclusive import portfolio. In addition, we are well-positioned to participate in the value vodka sector if economic conditions and consumer spending patterns go in that direction. We have the leading value brand in Russia, Yamskaya, and are prepared to introduce new value brands if the consumer and the economic conditions dictate.

Growth Strategies

Capitalize on the Russian market consolidation—The Russian vodka market is currently fragmented, and we believe we have the necessary resources to take market share from struggling competitors in the near and long-term. We estimate that the top five vodka producers in Russia accounted for estimated 50% of the total market share in 2010 as compared to an estimated 26% in 2006. We believe, based on our experience of consolidation trends in Poland that the combined market share of the top five vodka producers in Russia could increase from 50% to 70-80% in the next five years as the Russian market continues to consolidate. We intend to capitalize on our leading brand position, our breadth of portfolio, our ability to bring new brands to market and our expansive sales and distribution network to expand our market share in Russia.

Develop our portfolio of exclusive import brands—In addition to the development of our own brands, our strategy is to be the leading importer of wines and spirits in the markets where we operate. We have already developed an extensive wine and spirit import portfolio within Poland. In Russia, we intend to capitalize on the import platform of Whitehall and the combined sales and marketing strength of Parliament and Russian Alcohol by developing new import opportunities and capitalizing on the overall growth in imports. In 2010, we began to import several new brands to Russia, including DeKuyper, Jose Cuervo, Gallo and Borco and we expanded our exclusive Polish import relationship with Campari to include Hungary.

Continue to focus on sales of our domestic and export brands and exclusive import brands—Within Poland we will continue our marketing efforts behind Zubrowka Biala after the launch in November 2010. During 2010, we nearly doubled the size of our sales force in Poland to improve our ability to execute in the market place. We are also in the process of completing an extensive program to develop new packaging and marketing programs for Bols, Zubrowka, Absolwent, Soplica and Palace vodka in our core markets. We also plan to introduce flavor extensions of our Soplica and Zubrowka brands.

We also intend to seek new export opportunities for our vodka brands, such as Zubrowka, through new export package launches and product extensions.

Recent Acquisitions

On February 7, 2011, we entered into a definitive Share Sale and Purchase Agreement and registration rights, in accordance with the terms which were agreed by the parties on November 29, 2010, and disclosed on the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 29, 2010. Pursuant to this agreement, among other things and upon the terms and subject to the conditions contained therein, we received the remainder of the economic and voting interests in the Whitehall Group not owned by us as well as the global intellectual property rights for the Kaufman Vodka brand. In exchange we paid an aggregate of $68.5 million in cash and issued 959,245 shares of the Company’s common stock, par value $0.01 per share. The issued shares had an aggregate value of $23.0 million based on the 30 day volume weighted average price of a share of our common stock on the day prior to the closing. In addition, if the aggregate value of such shares (based on the lower of the trading price of a share of our common stock or the 10 day volume weighted average price) is less than $23.0 million on the day prior to filing a registration statement for resale of the shares or the day shares are sold under Rule 144 of the Securities Act, the recipient of such shares is entitled to a payment in cash equal to such difference in value. Such amount is not yet determinable.

The Whitehall Group is one of the leading importers and distributors of premium wines and spirits in Russia. Kauffman vodka is one of the leading super-premium vodkas in Russia with a strong presence in top end restaurants and hotels and key accounts. The brand is also exported to high-end customers in over 25 countries.

Industry Overview

Poland

The total net value of the alcoholic beverage market in Poland was estimated to be approximately $7 to $9 billion in 2010. Total sales value of alcoholic beverages at current prices decreased by approximately 1.6% from December 2009 to December 2010. This decrease was due, for the most part, to the effects of the world-wide economic crisis. Poland fared better than most countries in the region, but was nevertheless affected. Beer and vodka account for approximately 90% of the value of sales of all alcoholic beverages.

Spirits

We are one of the leading producers of vodka in Poland. We compete primarily with eight other major spirit producers in Poland, most of which are privately-owned, while the remainder is still state-owned. The spirit market in Poland is dominated by the vodka market. Domestic vodka consumption dominates the Polish spirits market with over 91% market share, as Poland is the fourth largest market in the world for the consumption of vodka and one of the top 25 markets for total alcohol consumption worldwide. The Polish vodka market is divided into four segments based on quality and price (*):

•	Top premium and imported vodkas, with such brands as Bols Excellent, Finlandia, Absolut, Chopin, and Krolewska;

•	Premium segment, with such brands as Bols Vodka, Sobieski, Wyborowa, Smirnoff, Maximus, and Palace Vodka;

•

Mainstream segment, with such brands as Absolwent, Batory , Zlota Gorzka,, Soplica , Zubrowka (traditional), Zubrowka Biala (White Zubrowka), Zoladkowa Gorzka, Krupnik, Luksusowa , Polska, Czysta de Luxe; and

•	Economy segment, with such brands as Starogardzka, Krakowska, Zytniowka, Boss , Niagara , Czysta Slaska, 1906, Z Czerwona Kartka, and Ludowa.

(*)	Brands in bold face type are produced by us.

We produce vodka in all four segments and have our largest market share in the mainstream and premium segments. Though vodka brands compete against each other from segment to segment, the most competition is found within each segment. As we have a presence in each category and have a number of top-selling vodka brands in Poland, and have approximately a 23% market share measured by value, we are in a good position to compete effectively in all four segments.

In terms of value, the top premium and imported segment accounts for approximately 4% of total sales volume of vodka, while the premium segment accounts for approximately 18% of total sales volume. The mainstream segment, which is the largest, now represents 53% of total sales volume. Sales in the economy segment currently represent 25% of total sales volume.

Wine

The Polish wine market, which grew to an estimated 100 million liters in 2010, is represented primarily by two categories: table wines, which account for 2% of the total alcohol market, and sparkling wines, which account for 0.7% of the total alcohol market. As Poland has almost no local wine production, the wine market has traditionally been dominated by imports, with lower priced Bulgarian wines representing the bulk of sales. However, over the last four years, sales of new world wines from regions such as the United States, Chile, Argentina and Australia have seen rapid growth. In 2010, it is estimated that sales of wine from these regions grew by 6.3% in volume. Also in 2010, our exclusive agency brand, Carlo Rossi, continued to be the number one selling wine in Poland by value.

We believe that consumer preference is trending towards higher priced table wines. The best selling wines in Poland previously retailed for under $3 per bottle. Currently, the best selling wines retail in the $4-$7 range.

Beer

Poland is the fourth largest beer market in Europe. Sales of beer remained stable in volume in 2010 but still account for 50% of the total sales value of alcoholic beverages in Poland.

Three major international producers, Heineken, SAB Miller and Carlsberg, control 88% of the market through their local brands.

Russia

Russia, with its official production of approximately 1.05 billion liters in 2010, is by far the largest vodka market worldwide. The Russian vodka market is fragmented, with, in our estimation, the top five producers having a combined volume market share of approximately an estimated 50% in 2010. This number is up from 2006 when the top five producers only had an estimated 26% market share. Further sector consolidation has been ongoing in recent years, with the potential to continue in the near term despite the market being down 4.4% in 2010. With the introduction of minimum pricing by the Russian government, there was a movement by the consumer away from black / grey market vodka to officially produced-vodka. While official statistics are not yet available, we believe that approximately 10% of the black /grey market moved into official channels in 2010. However, we also believe that the majority of the sales that moved into the official market were in the lower economy sector consisting of vodka with an average retail shelf price of 89 to 95 rubles per half liter. While we did not aggressively participate in this lower economy sector, some of our competition did and gained market share as a result. For 2011, the Russian government passed legislation to raise the minimum price from 89 to 100 rubles. We believe that this increase in minimum price will be beneficial for our portfolio as it brings market minimum pricing closer to price points at which we have a more developed portfolio and brand presence.

We believe we are well-positioned to participate in the consolidation of the Russian vodka market in 2011 as we have the leading brands by volume and value in the mainstream and sub-premium categories, dedicated ESTs in place and experienced management not only at the corporate level but also at the operating level. In addition, the Russian government has put in place very restrictive policies on the advertising of spirits. We believe these policies make it difficult for any competitor to buy market share by out-spending its rivals.

Spirits

Vodka consumption dominates the Russian spirits market with over 95% market share. The Russian vodka market is divided into five segments based on quality and price: top premium, premium, sub-premium, mainstream, and economy. In terms of value, the top premium segment accounts for approximately 0.1% of total sales volume of vodka, while the sub-premium and premium segment accounts for approximately 12.7% of total sales volume. The mainstream segment now represents 33.8% of total sales volume. Sales in the economy and cheap segment currently represent 53.4% of total sales volume. We believe the economy sector grew vis a vis the other sectors in 2010 as a result of the implementation of minimum pricing, as described above.

Vodka represented 95% of the total Russian spirits market in 2010. Although our belief is that the vodka market decreased approximately 4.4% in 2010 versus 2009, we believe that the market will stabilize in the first half of 2011 and that the premiumization that had occurred for 7 years before the crisis will return as wages begin to rise in Russia. As before, we believe the premiumization process should most benefit the mainstream and sub-premium brands. We believe we are well-positioned for this with the best selling brands in both the sub-premium and mainstream sectors. In addition, with our current capacity and relatively little capitalization expense, we plan to introduce new brands to the market to capture sales in any sector that we believe will have the most dynamic growth potential. Similar to 2010, we can be in a position to participate more actively in the economy sector with the introduction of new brands if we determine that it will be beneficial to our business. We currently produce the best selling overall economy brand in Russia, Yamskaya.

The Russian vodka market is quite fragmented, with the top five producers only having an estimated 50% market share in 2010 as compared to an estimated 90% market share in Poland and an estimated 85% market share in the Ukraine. We believe that the Russian market will experience trends similar to those experienced in the Polish market and will continue to see further consolidation of the market as the retail infrastructure further consolidates and develops and the effects of the economic crisis stabilize and diminish. We believe that this consolidation post crisis will increase significantly over the next 3-5 years.

Wine

According to market data, Russia has relatively low wine consumption per capita (about 5.6 liters per year). It is expected to grow at an estimated 8% annual growth rate during the period from 2010-2012.

Currently the fastest growing category in the Russian wine market is sparkling wine. In 2010, sparkling wine sales grew 17.2% by volume and 20% by value terms, according to Euromonitor. Despite the fact that domestic wines prevail on the market, the share of imported higher quality wines has been constantly growing. We believe we can benefit in the future from the growing Russian wine market through the import and distribution of high-value wines and the addition of new wines to our import and distribution portfolio in Russia. Through Whitehall, we import wines from Constellation and Concha y Toro among others.

Ready to Drink (RTD)

The Ready to Drink (or Long Drink) market in Russia consists of pre-mixed beverages with 9% or less alcohol content. The key segments of the market are gin-based drinks, Alco-Energy drinks and fruit-based drinks. Our Bravo Premium distillery produces the gin-based Bravo Classic brand, which accounts for approximately 45% of our long drinks sales volume, while the new brands, Amore and Elle have doubled in volume to greater than 30%. In the gin-based segment we have a 14% market share and in the fruit-based segment we have a 7% market share. We have focused over the last two years on improving the profitability of these products through a combination of more targeted selling and mix improvement. The Long Drinks business continues to show significant margin improvement over prior years.

Hungary

Spirits

The Hungarian spirit market is dominated primarily by bitters and brown spirits. Currently, the most popular spirit drinks are Jägermeister, Royal Vodka, Fütyülos, Kalinka vodka, Unicom, Metaxa, Ballantines and Johnnie Walker. The current significant trends in the Hungarian spirit market are the overall decrease in total spirit consumption and a pronounced move by the consumer to branded imported spirits. Our Royal Vodka brand is the number one selling vodka in Hungary. In addition, Hungary is the third largest market in the world for sales of our exclusive agency brand, Jägermeister.

We believe that the total size of the spirit market in Hungary is approximately 55 million liters which has declined in 2010 by approximately 10%. However despite the decreasing total sales volume of spirits, we believe that the share of imported spirits, the segment in which we operate, is growing, while the consumption of local spirits is in decline. The increasing share of import was a result of eliminated custom duty and the improving purchasing power since the EU accession, as well as the continuous marketing and advertising activities of the imported spirit brands.

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

Operations by Country

Poland

We are one of the leading producers of vodka by value and volume in Poland, and one of the largest producers of vodka in the world. We own two production sites in Poland: Bols and Polmos Białystok. In the Bols distillery, we produce the Bols and Soplica vodka brands, among other spirit brands. Polmos Białystok produces Absolwent and Zubrowka which have been two of the leading vodkas in Poland. Absolwent and Soplica have consistently been two of the top ten mainstream selling vodkas in Poland. Zubrowka is also exported out of Poland to many markets around the world, including the United States, England, Japan and also France, where it is the number two imported premium vodka by volume. In addition to the Absolwent and Zubrowka brands, Polmos Białystok produces the Zubrowka Biala brand, which was launched in November 2010.

We are the leading importer of spirits, wine and beer in Poland. We currently import on an exclusive basis approximately 40 leading brands of spirits, wine from over 40 producers and 5 brands of beer.

Brands

We sold approximately 8.6 million nine-liter cases of vodka, wine and spirits through our Polish business in 2010 including both our own produced vodka brands as well as our exclusive agency import brands.

Our mainstream vodkas are represented by Absolwent, Soplica, Zubrowka and Zubrowka Biala brands among others. Of our brands, Absolwent has been one of the top-selling brands in Poland for over 7 years. Soplica has been a fixture in the mainstream category over the last several years, and we plan to introduce additional flavor extensions in 2011, which we expect will further enhance this position. Our Zubrowka brand is the second best selling flavored and colored vodka in Poland and is exported to markets around the world. In 2010, we sold approximately 189 thousands nine-liter cases of Zubrowka outside of Poland. Zubrowka Biala is our new mainstream brand, which has sold extremely well since its launch in November 2010, and has captured significantly more market share than management had anticipated with over 3.8 million liters sold during the last two months of 2010. We look for Zubrowka Biala to continue to sell well in 2011.

Bols vodka continues to be our best selling premium vodka both in Poland and Hungary. We produce the top selling vodka in Hungary, Royal Vodka, which we distribute through our subsidiary Bols Hungary.

Import Portfolio

We have exclusive rights to import and distribute approximately 40 leading brands of spirits, wine and beer into Poland and distribute these products throughout the country. We also provide marketing support to the suppliers who have entrusted us with their brands.

Our exclusive import brands in Poland include the following:

LIQUEURS	WHITE SPIRITS	BROWN SPIRITS	VERMOUTH & BITTERS	WINE & CHAMPAGNES	BEER	NON ALCOHOLIC
Disaronno Amaretto	Patron Tequila	Jim Beam	Cinzano—vermouth	Sutter Home	Guinness	Evian
Sambuca	Tequila Sierra	Camus	Campari	Miguel Torres	Kilkenny
Amaretto Gozio	Cana Rio Cachaca	Remy Martin	Jaegermeister	Concha y Toro	Bitburger
Amaretto Florence	Gin Finsbury	Metaxa		Gallo	Budweiser
Amaretto Venice	Nostalgia Ouzo	Brandy Torres		Carlo Rossi	Corona
Cointreau	Grappa Piave	Brandy St Remy		B. P. Rothschild
Passoa	Grappa Primavera	Whisky William’s		Frescobaldi
Bols Liqueurs	Tequila Sauza	Whisky Teacher’s		Codorniu
	Rum Old Pascas Gin Hendricks	Whisky Old Smuggler		Piper Heidsieck Penfolds
		Whisky Glen Grant		Trivente Rosemount
		Grant’s		Trinity Oaks
		Glenfiddich		Terra d’oro
		Balvenie		M.Chapoutier
		Clan MacGregor		Boire Manoux
Faustino
J.Moreau & Fils
Kressmann
Laroche

The following table illustrates the breakdown of our sales in Poland in the twelve months ended December 31, 2010, 2009 and 2008:

Sales Mix by Product Category	2010	2009	2008
Vodka	70%	73%	76%
Beer	7%	9%	9%
Wine	12%	10%	7%
Spirits other than vodka	8%	4%	6%
Other	3%	4%	2%

Total	100%	100%	100%

Export activities

Owing to the strength of our production portfolios in Poland and Russia, we have a number of brands with export potential. In 2010, we divided the export team into three regions: the ex CIS countries, which include our Green Mark and Parliament brands, among others, and Western Europe; the Middle East, Africa and Duty Free; and the third region, the Americas and Asia Pacific. The last two groups will concentrate on our Green Mark, Zubrowka and Parliament brands, among others. We will continue to explore export possibilities in these regions throughout 2011.

During 2010, our core export brands were Parliament, which grew by 12.5% to 146 thousands nine-liter cases of sales in Germany, and Zubrowka, which was primarily exported to the United Kingdom, France, Japan and the United States. In 2011, we plan to continue to develop other markets and brands and current markets more aggressively than we have over the last few years. As an example, in 2010, we replaced our old importer of Zubrowka in the United States with Remy Cointreau USA, who have been extremely active in the on-trade channel in the states that we have targeted, and are in discussions with other importers to assist us in developing our brands around the world.

We are continuing to develop our third party private label export business in which we produce vodka to be sold under labels other than our own. Customers range from major retail chains in Europe to premium brand owners in the United States. For example, we currently produce Ultimat vodka (an ultra-luxury vodka sold primarily in the United States) for Patron as well as other similar agreements.

Sources and Availability of Raw Materials for Spirits that We Produce

The principal components in the production of our distilled spirits are products of agricultural origin, such as rectified spirit, as well as flavorings, such as bison grass for Zubrowka, and packaging materials, such as bottles, labels, caps and cardboard boxes. We purchase raw spirit, bison grass and all of our packaging materials from various sources in Poland by contractual arrangement and through purchases on the open market. Agreements with the suppliers of these raw materials are generally negotiated with indefinite terms, subject to each party’s right of termination upon six months’ prior written notice. The prices for these raw materials excluding spirit are negotiated on average every year. Spirit prices however are influenced by underlying grain price trends which can fluctuate quickly and therefore tend to be purchased on short term or spot rate agreements.

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

Employees

As of December 31, 2010, we employed in Poland 951 employees.

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

Trademarks

With the acquisitions of the Bols and Polmos Białystok distilleries, we became the owners of vodka brand trademarks. The major trademarks we have acquired are: Bols vodka brand (we have a perpetual, exclusive, royalty-free and sub-licensable trademark agreement for Poland, Russia and Hungary), Soplica, which we own through Bols, and the Absolwent and Zubrowka brands, which we own through Polmos Białystok. We also have the trademark for Royal Vodka, which is produced in Poland and which we currently sell in Hungary through our Bols Hungary subsidiary. See “Risk Factors—We may not be able to protect our intellectual property rights.”

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

Russia

We are the leading integrated spirits beverages business in Russia with an approximate 15.3% market share in vodka production. We produce Green Mark, the number one selling vodka in Russia and as well as the leading sub-premium vodkas in Russia, Parliament and Zhuravli. We also produce Yamskaya, the number one selling economy vodka in Russia, and premixed alcohol drinks, or long drinks.

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

We also own Whitehall, which holds the exclusive rights to the import of such premium wine brands as Concha y Toro and Constellation brands, as well as certain Gruppo Campari brands. Whitehall is also involved in a joint venture with Moet Hennessy—the French spirits and champagne business of LVMH. The Company is currently in negotiations with Moet Hennessy concerning the future of the joint venture, following our acquisition of control of the Whitehall Group. In addition to these import activities, Whitehall is also the owner of distribution centers in Moscow, Saint Petersburg, Rostov and Siberia as well as a wine and spirits retail network located in Moscow.

Brands

We produced and sold approximately 18.0 million nine-liter cases of vodka through our Russian business in 2010 in the main vodka segments in Russia: top premium, premium, sub-premium, mainstream, and economy. In addition we produced and sold approximately 3.3 million nine-liter cases of long drinks.

In the main stream segment we produce Green Mark, the number one selling brand in Russia, as well as the two leading sub-premium brands, Zhuravli and Parliament. In the first half of 2008 we introduced Yamskaya, which was the number one selling economy vodka in Russia in 2009 and 2010. In the second half of 2009, we also introduced Gerovaya and Urozhay, both lower mainstream brands. In October of 2010, we introduced Black Sail, brandy in 3, 4 and 5 star versions.

Import Portfolio

We are one of the leading importers of wine and spirits in Russia. Whitehall, our main import company, has exclusive rights to import and distribute a number of brands of spirits and wines into Russia. Exclusively imported brands include the following:

BROWN SPIRITS	WHITE	CHAMPAGNES	WINES
Hennessy	Jose Cuervo	Krug
Cortel Brandy		Veuve Clicquot	Concha y Toro
Glenmorangie		Dom Perignon	Hardy’s
Ardbeg		Moet & Chandon	Robert Mondavi
Gautier			Paul Masson
Nobilo
Fine wine collection Gallo

Sales Organization and Distribution

In Russia, we have a strong sales team that sells directly to the key retail accounts and primarily relies on third-party distribution through wholesalers to reach the small to medium sized outlets. For sales of our vodka brands we also have ESTs that were introduced back in 2006. We staff over 1,300 people to ESTs that currently cover the majority of Russia. The mission of these teams is to maintain direct relationships with retailers and ensure that the Company’s products are properly positioned on the shelf. Members of ESTs are generally on the distributors’ payrolls, which are indirectly remunerated by us via discounts granted to distributors. ESTs exclusively deal with our vodka products and currently control deliveries to approximately 63,000 points-of-sale (which is about 52% of all points-of-sale in Russia).

The following table illustrates the breakdown of our sales in Russia:

Sales Mix by Product Category	2010	2009
Vodka	85.0%	84.5%
Ready to drink products, wine and spirits other than vodka	15.0%	15.5%

Total	100%	100%

Sources and Availability of Raw Materials for Spirits that We Produce

The principal components in the production of our distilled spirits are products of agricultural origin, such as rectified spirit, as well as flavorings, such as bison grass for Zubrowka, and packaging materials, such as bottles, labels, caps and cardboard boxes. We purchase raw spirit, bison grass and all of our packaging materials from various sources in Poland by contractual arrangement and through purchases on the open market.

Agreements with the suppliers of these raw materials are generally negotiated with indefinite terms, subject to each party’s right of termination upon six months’ prior written notice. The prices for these raw materials, excluding spirit, are negotiated on average every year. Spirit prices however are influenced by underlying grain price trends which can fluctuate quickly and therefore tend to be purchased on short term or spot rate agreements. We have several suppliers for each raw material in order to minimize the effect on our business if a supplier terminates its agreement with us or if disruption in the supply of raw materials occurs for any other reason. We have not experienced difficulty in satisfying our requirements with respect to any of the products needed for our spirit production and consider our sources of supply to be adequate at the present time. We do not believe that we are dependent on any one supplier in our production activities.

Employees

As of December 31, 2010 we directly employed 3,154 individuals in Russia.

Government Regulations

The Company is subject to a range of regulations in Russia, including laws and regulations on the environment, trademark and brand registration, packaging and labeling, distribution methods and relationships, pricing and price changes, sales promotions and public relations, and may be required to obtain permits and licenses to operate its facilities. The Company is also subject to rules and regulations relating to changes in officers or directors, ownership or control. See “Risk Factors—”We are subject to extensive government regulation and are required to obtain and renew various permits and licenses; changes in or violations of laws or regulations or failure to obtain or renew permits and licenses could materially adversely affect our business and profitability.”

In 2010, the Russian government also introduced further legislation affecting the selling of alcoholic beverages. In 2010, minimum pricing for spirits was introduced with a half liter bottle of spirit (including vodka) having a minimum required retail shelf price of 89 Russian rubles. For 2011, this minimum priced was raised to 98 rubles which the Russian government has indicated is the initial step that the government is taking to reduce the presence of the unofficial market. We expect the government to continue with this program, which we believe is beneficial for companies like ours operating in the official market.

The Company currently believes it is in compliance in all material respects with all applicable governmental laws and regulations in Russia. At the time of filing this report, however, the Company was still in process of obtaining a license renewal for the Bravo Premium distillery which only produces Ready to Drink products in Russia. The license was initially not renewed due to a required change to the storage tanks. The Company has since remedied the situation identified at the initial inspection, and is awaiting a follow-up inspection with the goal of obtaining the license renewal and resuming production.

Alcohol Advertising Restrictions

Russian regulations do not allow any form of “above-the-line advertising and promotion,” which is an advertising technique that is conventional in nature and impersonal to customers, using current traditional media such as television, newspapers, magazines, radio, outdoor signage, and internet mass media, for alcoholic beverages with greater than 18% alcohol content.

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

Hungary

Brands

In July of 2006, we acquired the trademark for Royal Vodka, which we produce in Poland and which we currently sell in Hungary through our Bols Hungary subsidiary. Royal Vodka is the number one selling vodka in Hungary with market share of approximately 33%.

Exclusive imported brands to Hungary include the following:

CEDC BRANDS	VERMOUTH and BITTERS	LIQUEURS	WHITE VODKAS	BROWN SPIRITS
Bols Vodka	Campari	Jaegermeister	Jose Cuervo	Cognac Remy Martin
Zubrowka	Cinzano	Bols Liqueurs	Silver Top Dry Gin	Metaxa
Royal Vodka		Cointreau	Calvados Boulard	Brandy St Remy
		Carolans		Grant’s
		Passoa		Glenfiddich
		Galliano Irish Mist		Tulamore Dew Old Smuggler

Sales Organization and Distribution

In Hungary, we employ approximately 24 salespeople who cover primarily on-trade and key account customers throughout the country.

Employees

As of December 31, 2010, we employed 50 employees including 48 persons employed on a full time basis.

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

Taxes

We operate in the following tax jurisdictions: Poland, the United States, Hungary, Russia, Cyprus and Luxembourg. In Poland, Russia and Hungary we are primarily subject to Value Added Tax (VAT), Corporate Income Tax, Payroll Taxes, Excise Taxes and Import Duties. In the United States we are primarily subject to Federal and Pennsylvania State Income Taxes, Delaware Franchise Tax and Local Municipal Taxes. We believe we are in material compliance with all relevant tax regulations.

Excise taxes comprise significant portions of the price of alcohol and their calculations differ by country. In Poland and Russia, where our production takes place, the value of excise tax rates for 2010 amounted to PLN 49.6 ($17.60) and RUB 210 ($7.00) per liter of 100% alcohol.

Research and Development

We do not have a separate research and development unit, as new product developments are primarily performed by our marketing and production department. Our activity in this field is generally related to development of new brands as well as improvements in packaging and extensions to our existing brand portfolio, or revised production processes, leading to improved taste.

Available Information

We maintain an Internet website at http://www.cedc.com. Please note that our Internet address is included in this annual report as an inactive textual reference only. The information contained on our website is not incorporated by reference into this annual report and should not be considered part of this report.

We file annual, quarterly and current reports, proxy statements and other information with the SEC. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and most of our other SEC filings available free of charge through our Internet website as soon as reasonably practicable after we electronically file these materials with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. These filings are also available to the public over the Internet at the SEC’s website at http://www.sec.gov. In addition, we provide paper copies of our SEC filings free of charge upon request. Please contact the Corporate Secretary of the Company at 1-856-273-6980 or at our address set forth on the cover page of this annual report.

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

In Poland, we have seen significant growth of sales through the key account and discounters channels. These channels tend to operate on lower price levels from producers such as us and therefore can contribute to lower gross and operating profit margins.

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

Our results of operations are affected by the overall economic trends in Poland, Russia and Hungary, the level of consumer spending, the rate of taxes levied on alcoholic beverages and consumer confidence in future economic conditions. The current negative economic conditions and outlook, including volatility in energy costs, severely diminished liquidity and credit availability, falling equity market values, weakened consumer confidence, falling consumer demand, declining real wages and increased unemployment rates, have contributed to a global recession. The effects of the global recession in many countries, including Poland, Russia and Hungary have been quite severe and it is possible that an economic recovery in those countries will take longer to develop.

During the current period of economic slowdown, reduced consumer confidence and spending may result in reduced demand for our products and may limit our ability to increase prices and finance marketing and promotional activities. A continued recessionary environment would likely make it more difficult to forecast operating results and to make decisions about future investments, and a major shift in consumer preferences or a large reduction in sales of alcoholic beverages could have a material adverse effect on our business, financial condition and results of operations.

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

Prices for raw materials used for vodka production may take place in the future, and our inability to pass on these increases to our customers could reduce our margins and profits and have a material adverse effect on our business. We cannot assure you that the price of raw spirits will not continue to increase or that we will not lose the ability to maintain our inventory of raw spirits, either of which would have a material adverse effect on our financial condition and results of operations, as we may not be able to pass this cost on to the consumers. For example, in 2010 the summer drought in Russia and Eastern Europe led to increased prices for raw spirits which negatively impacted our net income and cash flows.

We are exposed to exchange rate and interest rate movements that could have a material adverse effect on our financial results and comparability of our results between financial periods.

Our functional currencies are the Polish zloty, Russian ruble and Hungarian forint. Our reporting currency, however, is the U.S. dollar, and the translation effects of fluctuations in exchange rates of our functional currencies into U.S. dollars may materially impact our financial condition and net income and may affect the comparability of our results between financial periods.

In addition, our senior secured notes and our convertible senior notes are denominated in euros and U.S. dollars and the proceeds of the note issuances have been on-lent to certain of our operating subsidiaries that have the Polish zloty and Russian ruble as their functional currency. Movements in the exchange rate of the euro and U.S. dollar to Polish zloty and Russian ruble could therefore increase the amount of cash, in Polish zloty and Russian ruble, that must be generated in order to pay principal and interest on our notes.

The impact of translation of our notes could have a material adverse effect on our reported earnings. The table below summarizes the pre-tax impact of a one percent movement in each of the exchange rates which could result in a significant impact in the results of our operations as of December 31, 2010.

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $575 million	$5.8 million gain/loss

Foreign exchange rates may be influenced by various factors, including changing supply and demand for a particular currency; government monetary policies (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in trade balances; trade restrictions; and currency devaluations and revaluations. Additionally, governments from time to time intervene in currency markets, directly or by regulation, in order to influence prices. These events and actions are unpredictable and could materially and adversely impact our business, results of operations and financial condition.

Weather conditions may have a material adverse effect on our sales or on the price of grain used to produce spirits.

We operate in an industry where performance is affected by the weather. Changes in weather conditions may result in lower consumption of vodka and other alcoholic beverages. In particular, unusually cold spells in winter or high temperatures in the summer can result in temporary shifts in customer preferences and impact demand for the alcoholic beverages we produce and distribute. Similar weather conditions in the future may have a material adverse effect on our sales which could affect our business, financial condition and results of operations. In addition, inclement weather may affect the availability of grain used to produce raw spirit, which could result in a rise in raw spirit pricing that could negatively affect margins and sales. For example, in 2010 the summer drought in Russia and Eastern Europe led to increased prices for raw spirits which negatively impacted our net income and cash flows.

We are subject to extensive government regulation and are required to obtain and renew various permits and licenses; changes in or violations of laws or regulations or failure to obtain or renew permits and licenses could materially adversely affect our business and profitability.

Our business of producing, importing and distributing alcoholic beverages in Poland and Hungary is subject to regulation by national and local governmental agencies and European Union authorities. In addition, our business in Russia is subject to extensive regulation by Russian authorities. These regulations and laws address such matters as licensing and permit requirements, regarding the production, storage and import of alcoholic products; competition and anti-trust matters; trade and pricing practices; taxes; distribution methods and relationships; required labeling and packaging; advertising; sales promotion; and relations with wholesalers and retailers. During the peak of our 2010 Christmas production season, we were unable to obtain excise stamps from Russian authorities to be used at our largest production plant in Russia due to an administrative issue, over usage of old stamps, that blocked us from obtaining new excise stamps. Excise stamps are typically purchased every two to three weeks from the Russian authorities and are required to be purchased prior to the production of any vodka. Without these stamps, which must be affixed to each container of an alcoholic beverage exceeding 9% alcohol by volume produced in Russia, this plant was unable produce vodka during the peak of our production season. This loss of production capacity negatively affected our sales and increased our operating costs as we attempted to increase production at other facilities to offset the lost production. It is possible that we could have similar issues in the future that will adversely impact our sales and operating costs. Additionally, new or revised regulations or requirements or increases in excise taxes, customs duties, income taxes, or sales taxes could materially adversely affect our business, financial condition and results of operations.

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

Governmental regulation and supervision as well as future changes in laws, regulations or government policy (or in the interpretation of existing laws or regulations) that affect us, our competitors or our industry generally, strongly influence our viability and how we operate our business. Complying with existing laws, regulations and government policy is burdensome, and future changes may increase our operational and administrative expenses and limit our revenues. For example, we are currently required to have various permits and licenses to produce and import products, maintain and operate our warehouses, and distribute our products to wholesalers. Some of these licenses are scheduled to expire in 2011. Many of these permits and licenses, such as our general permit for wholesale trade, must be renewed when they expire. Although we believe that our permits will be renewed upon their expiration, there is no guarantee that such will be the case. As we discuss above, we currently are experiencing a delay in obtaining a permit for our Bravo Premium distillery, which produces Ready to Drink products in Russia. Revocation or non-renewal of permits or licenses that are material to our business could have a material adverse effect on our business. In addition, a delay in renewal could have an indirect material adverse effect on our business if, for example, our customers are unable to renew their wholesale permits. Our permits could also be revoked prior to their expiration dates due to nonpayment of taxes or violation of health requirements. Additionally, governmental regulatory and tax authorities have a high degree of discretion and may at times exercise this discretion in a manner contrary to law or established practice. Such conduct can be more prevalent in jurisdictions with less developed or evolving regulatory systems like Russia. Our business would be materially and adversely affected if there were any adverse changes in relevant laws or regulations or in their interpretation or enforcement. Our ability to introduce new products and services may also be affected if we cannot predict how existing or future laws, regulations or policies would apply to such products or services.

We may not be able to protect our intellectual property rights.

We own and license trademarks (for, among other things, our product names and packaging) and other intellectual property rights that are important to our business and competitive position, and we endeavor to protect them. However, we cannot assure you that the steps we have taken or will take will be sufficient to protect our intellectual property rights or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, we cannot assure you that third parties will not infringe on or misappropriate our rights, imitate our products, or assert rights in, or ownership of, trademarks and other intellectual property rights of ours or in marks that are similar to ours or marks that we license and/or market. In some cases, there may be trademark owners who have prior rights to our marks or to similar marks. Moreover, Russia generally offers less intellectual property protection than in Western Europe or North America. We are currently involved in opposition and cancellation proceedings with respect to trademarks similar to some of our brands and other proceedings, both in the United States and elsewhere. If we are unable to protect our intellectual property rights against infringement or misappropriation, or if others assert rights in or seek to invalidate our intellectual property rights, this could materially harm our future financial results and our ability to develop our business.

We have incurred, and may in the future incur, impairment charges on our other trademarks and goodwill

At December 31, 2010, the Company had goodwill and other intangible assets of $2,077.6 million which constituted 61.2% of our total assets. While we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that future impairment charges will not be required if the expected cash flow estimates as projected by management do not occur, especially if an economic recession occurs and continues for a lengthy period or becomes severe, or if acquisitions made by the Company fail to achieve expected returns. We have incurred impairment charges in 2010 and other periods. Additional impairment charges related to our goodwill and other intangible assets could have a material adverse effect on our financial position and results of operations.

Our import contracts may be terminated.

As a leading importer of major international brands of alcoholic beverages in Poland and Hungary, we have been working with the same suppliers in those countries for many years and either have verbal understandings or written distribution agreements with them. In addition, we have distribution contracts in Russia through Whitehall. Where a written agreement is in place, it is usually valid for between one and five years and is terminable by either party on three to six months’ notice.

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

Our business, results of operations and financial condition may be adversely affected if we undertake acquisitions of businesses that do not perform as we expect or that are difficult for us to integrate.

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

Sustained periods of high inflation in Russia may materially adversely affect our business .

Russia has experienced periods of high levels of inflation since the early 1990s. Despite the fact that inflation has remained relatively stable in Russia during the past few years, our profit margins from our Russian business could be adversely affected if we are unable to sufficiently increase our prices to offset any significant future increase in the inflation rate.

We may fail to realize the anticipated benefits of the Russian Alcohol and Whitehall transactions

We acquired Russian Alcohol on January 20, 2010 and Whitehall in May 2008 with a buyout of the remaining stake completed on February 7, 2011. The success of Russian Alcohol and Whitehall will depend on, among other things, our ability to realize anticipated cost savings and our ability to combine our businesses and Russian Alcohol in a manner that does not materially disrupt existing relationships or otherwise result in decreased productivity. If we are unable to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

The integration process could result in the loss of key employees, the disruption of our or Russian Alcohol’s or Whitehall’s ongoing businesses or inconsistencies in standards, controls, procedures or policies that could adversely affect our ability to maintain relationships with third parties and employees or to achieve the anticipated benefits of the transaction. To realize the benefits of the transactions, we must retain the key employees of Russian Alcohol and Whitehall and we must identify and eliminate redundant operations and assets across a geographically dispersed organization.

Integration efforts could also divert management attention and resources. An inability to realize the full extent of, or any of, the anticipated benefits of the transaction, as well as any delays encountered in the integration process, could have an adverse effect on us.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost synergies, if achieved at all, may be lower than expected and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate the operations of Russian Alcohol or Whitehall, or to realize the anticipated benefits of the integration.

The developing legal system in Russia creates a number of uncertainties that could have a materially adverse effect on our business.

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

The recent nature of much of Russian legislation, the lack of consensus about the scope, content and pace of economic and political reform and the rapid evolution of this legal system in ways that may not always coincide with market developments place the enforceability and underlying constitutionality of laws in doubt and result in ambiguities, inconsistencies and anomalies. Any of these factors could have a material adverse effect on our Russian business.

An unpredictable tax system in Russia gives rise to significant uncertainties and risks that complicate our tax planning and decisions relating to our Russian business.

The tax system in Russia is unpredictable and gives rise to significant uncertainties, which complicate our tax planning and decisions relating to our Russian businesses. Tax laws in Russia have been in force for a relatively short period of time as compared to tax laws in more developed market economies and we have less experience operating under Russian tax regulations than those of other countries.

Russian companies are subject to a broad range of taxes imposed at the federal, regional and local levels, including but not limited to value added tax, excise duties, profit tax, payroll-related taxes, property taxes, taxes or other liabilities related to transfer pricing and other taxes. Russia’s federal and local tax laws and regulations are subject to frequent change, varying interpretations and inconsistent or unclear enforcement. During the peak of our 2010 Christmas production season, we were unable to obtain excise stamps from Russian authorities to be used at our largest production plant in Russia due to an administrative issue, over usage of old stamps, that blocked us from obtaining new excise stamps. Excise stamps are typically purchased every two to three weeks from the Russian authorities and are required to be purchased prior to the production of any vodka. Without these stamps, which must be affixed to each container of an alcoholic beverage exceeding 9% alcohol by volume produced in Russia, this plant was unable produce vodka during the peak of our production season. This loss of production capacity negatively affected our sales and increased our costs as we attempted to increase production at other facilities to offset the lost production. It is possible that we could have similar issues in the future that will adversely impact our sales and costs. In addition, it is not uncommon for differing opinions regarding legal interpretation to exist between companies subject to such taxes and the ministries and organizations of the Russian government and between different branches of the Russian government such as the Federal Tax Service and its various local tax inspectorates, resulting in uncertainties and areas of conflict. Tax declarations are subject to review and investigation by a number of tax authorities, which are enabled by law to impose penalties and interest charges. The fact that a tax declaration has been audited by tax authorities does not bar that declaration, or any other tax declaration applicable to that year, from a further tax review by a superior tax authority during a three-year period. As previous audits do not exclude subsequent claims relating to the audited period, the statute of limitations is not entirely effective. In some instances, even though it may potentially be considered unconstitutional, Russian tax authorities have applied certain taxes retroactively. Within the past few years the Russian tax authorities appear to be taking a more aggressive position in their interpretation of the legislation and assessments, and it is possible that transactions and activities that have not been challenged in the past may be challenged. As a result, significant additional taxes, penalties and interest may be assessed. In addition, our

Russian business is and will be subject to periodic tax inspections that may result in tax assessments and additional amounts owed by us for prior tax periods. Uncertainty relating to Russian transfer pricing rules could lead tax authorities to impose significant additional tax liabilities as a result of transfer pricing adjustments or other similar claims, and could have a material adverse effect on our Russian businesses and our company as a whole.

Risks Relating to Our Indebtedness

Our substantial debt could adversely affect our financial condition or results of operations and prevent us from fulfilling our obligations under our notes.

We are highly leveraged and have significant debt service obligations. As of December 31, 2010 our indebtedness under our notes, other credit facilities and capital leases amounted to approximately $1,298.1 million.

Our substantial debt could have important consequences. For example, it could:

•	make it difficult for us to satisfy our obligations with respect to our notes and for the guarantors of our notes to satisfy their obligations with respect to the guarantees;

•

require us to dedicate a substantial portion of our cash flows from operations to payments on our debt, which will reduce our cash flow available to fund capital expenditures, working capital and other general corporate purposes;

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

The above factors all contain an inherent execution risk. In addition, the terms of the indentures governing our notes limit our ability to pursue any of these alternatives. If we obtain additional debt financing, the related risks we now face would intensify.

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

We are a holding company and hold most of our assets at, and conduct most of our operations through, direct and indirect subsidiaries. In order to make payments on our notes or to meet our other obligations, we depend upon receiving payments from our subsidiaries. In particular, we may be dependent on dividends and other payments by our direct and indirect subsidiaries to service our obligations. Investors in our notes will not have any direct claim on the cash flow or assets of our non-guarantor operating subsidiaries and our non-guarantor operating subsidiaries have no obligation, contingent or otherwise, to pay amounts due under our notes or the subsidiary guarantees, or to make funds available to us for those payments. In addition, the ability of our subsidiaries to make payments, loans or advances to us may be limited by the laws of the relevant jurisdictions in which such subsidiaries are organized or located. Any of the situations described above could make it more difficult for a subsidiary guarantor to service its obligations and therefore adversely affect our ability to service our obligations in respect of our notes. If payments are not made to us by our subsidiaries, we may not have any other sources of funds available that would permit us to make payments on our notes.

Covenant restrictions under the indentures governing our notes and under our bank credit facility impose significant restrictions on us and may limit our flexibility in operating our business and consequently to make payments on our indebtedness.

The indentures governing our notes and our bank credit facility contain, and other financing arrangements that we may enter into in the future may contain, covenants that may restrict our ability to finance future operations or capital needs or to take advantage of other business opportunities that may be in our interest. These covenants impose restrictions on our ability to, among other things:

•	incur additional indebtedness;

•	make certain restricted payments;

•	transfer or sell assets;

•	enter into transactions with affiliates;

•	create certain liens;

•	create restrictions on the ability of restricted subsidiaries to pay dividends or other payments;

•	issue guarantees of indebtedness by restricted subsidiaries;

•	enter into sale and leaseback transactions;

•	merge, consolidate, amalgamate or combine with other entities;

•	designate restricted subsidiaries as unrestricted subsidiaries; and

•	engage in any business other than a permitted business.

In addition, our Credit Facility (which had $43.9 million outstanding as of December 31, 2010) requires us to maintain certain financial covenants, which include, but are not limited to, a minimum ratio of EBITDA to fixed charges (“Consolidated Coverage Ratio “) and a maximum ratio of total debt less cash to EBITDA (“Net Leverage Ratio “). We were therefore not in compliance with the Consolidated Coverage Ratio covenant and Net Leverage Ratio covenant as of December 31, 2010. On February 28, 2011 we entered into a letter agreement with Bank Handlowy w Warszawie S.A. and Bank Zachodni WBK S.A. (the “Letter Agreement”) pursuant to which and subject to the terms and conditions contained therein, the lenders agreed, among other things, to waive any breach of the Consolidated Coverage Ratio covenant and the Net Leverage Ratio covenant relating to the measurement period ending on December 31, 2010, and the parties agreed to amend these ratios for purposes of the measurement period ending on March 31, 2011. We continue to work with our lenders under the Credit Facility to seek a further amendment to these ratios for future measurement periods, and we and our lenders have agreed to cooperate in good faith to reach agreement on revised terms and conditions of the Credit Facility by June 30, 2011. Although we cannot provide any definitive assurances as to future compliance with these ratios, we currently expect to satisfy these ratios, as amended by the Letter Agreement, for the measurement period ending on March 31, 2011; however, absent a further amendment to the facility, we currently project that we would not satisfy either of the ratios as of the remaining measurement periods in 2011. A failure to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related debt and, if the amount of indebtedness accelerated exceeded $30 million, acceleration of our debt under other instruments that include cross-acceleration or cross-default provisions. We may seek alternative financing whether or not we reach a satisfactory agreement with our lenders in respect of the credit facility. If a significant portion of our debt is accelerated, we cannot assure you that we would have sufficient assets to repay such debt or that we would be able to refinance such debt on commercially reasonable terms or at all. The acceleration of a significant portion of debt would have a material adverse effect on our business, financial condition, results of operations and cash flow. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Company’s Future Liquidity and Capital Resources.”

Risks Related to Our Common Stock

The price of our common stock historically has been volatile. This volatility may affect the price at which you could sell your common stock.

The sale price for our common stock has varied between a high of $37.73 and a low of $20.44 in the twelve month period ended December 31, 2010. This volatility may affect the price at which you could sell the common stock and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks related to our business” and in the documents we have incorporated by reference into this report; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

Delaware law and provisions in our charter documents may impede or discourage a takeover, which could cause the market price of our shares to decline.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. The ability of our board of directors to create and issue a new series of preferred stock and certain provisions of Delaware law and our certificate of incorporation and bylaws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock. See “Description of capital stock.”

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the next few years.

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

Our significant properties can be divided into the following categories:

Production and rectification facilities. Our production facilities in Poland comprise two plants with one located in Białystok, Poland for Polmos Białystok and the other one located in Oborniki Wielkopolskie, Poland for Bols. The Białystok facility is located on 78,665 square meters of land which is leased from the government on a perpetual usufruct basis. The production capacity of our plant in Bialystok is approximately 23.2 million liters of 100% alcohol per year and currently, we use approximately 70-75% of its production capacity. In the Polmos Białystok distillery we produce Absolwent and its taste variations, Batory, Białowieska, Cytrynówka, Czekoladowa, Kompleet Vodka, Liberty Blue, Lider, Ludowa, Nalewka Wisniowa, Nalewka Miodowa and Palace Vodka, Winiak Białostocki, Winiak Pałacowy, Wódka Imbirowa, Zubrowka. The plot on which the Białystok facility is located is unencumbered.

The Bols facility is located on 80,519 square meters of which 58,103 square meters are owned by us and 22,416 square meters are leased from the government on a perpetual usufruct basis. The production capacity of our plant in Oborniki Wielkopolskie is 42.6 million liters of 100% alcohol per year. Currently we use about 60-65% of the plant’s production capacity. In the Bols distillery we produce Bols Excellent, Bols Vodka and its taste variations, Soplica, Soplica Szlachetna Polska, Soplica Tradycyjna Polska, Soplica Wisniowa Polska, Soplica Staropolska, Boss, Slaska, Niagara and Royal Vodka. The plot on which the Bols facility is located in unencumbered.

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

The Bravo Premium distillery was the first in Russia to bottle alcoholic cocktails, beer and non-alcoholic beverages in aluminum cans. The company has been affiliated with Russian Alcohol since 2005 and became part of the CEDC Group in 2008. In recent years Bravo Premium has gone through an intensive modernization of the manufacturing process, has purchased new pouring lines, built new plant facilities and expanded its distribution network. Today, Bravo Premium is a premier facility for the production of alcoholic cocktails, with three pouring lines for cans, plastic bottles and glass containers. The factory produces such cocktails as Amore, Elite and Bravo Classic. The factory is certified to be in compliance with ISO 9001.

Office, distribution, warehousing and retail facilities. We own four warehousing and distribution sites located in various regions of Poland as well as nine retail facilities located in various regions of Poland. In Russia we own properties in Balashika, Moscow region where the Parliament production site is located, a property in Mitishi Moscow region where the Topaz production site is located, property in Tula, where the PKZ production site is located and property in Novosibirsk where the Siberian production site is located.

Leased Facilities. Our primary corporate office is located in Warsaw, Poland, and we have a rented corporate office in Budapest Hungary. In addition we operate over 5 warehousing and distribution sites and 5 retail facilities located in various regions of Poland. In Russia we lease over 90 office, warehouse and retail locations primarily related to the RAG and Parliament business. The lease terms expire at various dates and are generally renewable.

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

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

The Company’s common stock has been traded on the NASDAQ National Market, and its successor, the NASDAQ Global Select Market, under the symbol “CEDC” since June 1999. Prior thereto it traded on the NASDAQ Small Cap Market since our initial public offering in July 1998. On September 22, 2008 the Company’s stock was added to the NASDAQ Q-50 Index. The following table sets forth the high and low bid prices for the common stock, as reported on the NASDAQ Global Select Market, for each of the Company’s fiscal quarters in 2009 and 2010. These prices represent inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

	High	Low
2009
First Quarter	$24.87	$5.97
Second Quarter	33.13	10.47
Third Quarter	34.70	21.92
Fourth Quarter	36.41	26.44
2010
First Quarter	$37.73	$28.48
Second Quarter	39.95	21.06
Third Quarter	27.87	20.44
Fourth Quarter	28.08	20.93

On February 23, 2011, the last reported sales price of our common stock was $22.17 per share.

Holders

As of February 16, 2011, there were approximately 19,617 beneficial owners and 58 shareholders of record of common stock.

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

Equity Compensation Plans

The following table provides information with respect to our equity compensation plans as of December 31, 2010:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,425,551	$29.46	918,213
Equity Compensation Plans Not Approved by Security Holders	0	0.00	0
Total	1,425,551	$29.46	918,213

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for the periods indicated and should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements, the notes thereto and the other financial data contained in Items 7 and 8 of this report on Form 10-K.

Statement of Operations data:	2006	2007	2008	2009	2010
Net sales	$284,240	$398,050	$571,242	$689,414	$711,537
Cost of goods sold	173,471	254,615	321,274	340,482	383,671

Gross profit	110,769	143,435	249,968	348,932	327,866
Sales, general and administrative expenses	51,614	62,897	114,607	164,467	351,458

Operating income / (loss)	59,155	80,538	135,361	184,465	(23,592)
Non-operating income / (expense), net
Interest expense, net	(30,385)	(33,867)	(47,810)	(73,468)	(104,866)
Other financial income / (expense), net	17,212	13,594	(123,801)	25,193	6,773
Amortization of deferred charges	0	0	0	(38,501)	0
Other income / (expense), net	978	(2,272)	(488)	(934)	(13,572)

Income/(loss) before taxes and equity in net income from unconsolidated investments	46,960	57,993	(36,738)	96,755	(135,257)
Income tax (expense)/benefit	(8,057)	(9,054)	(1,382)	(18,495)	28,114

Equity in net earnings/(losses) of affiliates	0	0	1,168	(5,583)	14,254

Net income / (loss) from continuing operations	$38,902	$48,939	($36,952)	$72,677	($92,889)

Discontinued operations
Income / (loss) from operations of distribution business	31,203	36,087	27,203	9,410	(11,815)
Income tax benefit / (expense)	(5,929)	(6,856)	(5,169)	(1,050)	37

Income / (loss) on discontinued operations	25,275	29,231	22,034	8,360	(11,778)
Net income / (loss)	64,177	78,170	(14,918)	81,037	(104,667)

Less: Net income attributable to noncontrolling interests in subsidiaries	8,727	1,068	3,680	2,708	0

Net income /(loss) attributable to CEDC	$55,450	$77,102	($18,598)	$78,329	($104,667)

Net income / (loss) per common share, basic	$1.55	$1.96	($0.34)	$1.51	($1.49)

Net income / (loss) per common share, diluted	$1.53	$1.93	($0.34)	$1.50	($1.49)

Average number of outstanding shares of common stock at year end	35,799	39,871	44,088	53,772	70,058
Balance Sheet Data:	2006	2007	2008	2009	2010
Cash and cash equivalents	$147,937	$70,233	$84,639	$126,439	$122,324
Restricted cash	0	0	0	481,419	0
Working capital	182,268	170,913	169,061	357,078	404,799
Total assets	1,377,988	1,859,346	2,436,138	4,439,100	3,396,182
Long-term debt and capital lease obligations, less current portion	394,342	468,509	804,941	1,331,815	1,251,933
Stockholders’ equity	520,599	817,725	993,511	1,685,162	1,564,671

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.

This report (and other oral and written statements we have made or make, including press releases containing information about our business, results of operations, financial condition, guidance and other business developments), contains forward-looking statements, which provide our current expectations or forecasts of future events. These forward-looking statements may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation:

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

•	statements about the expected level of our costs and operating expenses, and about the expected composition of the Company’s revenues;

•	information about the impact of governmental regulations on the Company’s businesses;

•	statements about local and global credit markets, currency exchange rates and economic conditions;

•	other statements about the Company’s plans, objectives, expectations and intentions including with respect to its credit facility and other outstanding indebtedness; and

•	other statements that are not historical facts.

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

We urge you to read and carefully consider the items of this and other reports and documents that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect our future performance and the industry in which we operate, including the risk factors described in this Annual Report on Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur as described, or at all.

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

Overview

The Company is one of the world’s largest vodka producers and Central and Eastern Europe’s largest integrated spirit beverages business with its primary operations in Poland, Russia and Hungary. During 2010, we were impacted by numerous external adverse factors that had a material impact on our business. In April 2010, the Polish President as well as other leading figures in the Polish government died in a tragic plane crash resulting in a period of mourning in the country with limitations on alcohol sales. Later during the summer both Poland and Russia were impacted by extreme heat which significantly reduced overall consumption of vodka in both markets as well as driving up the price of our key ingredient, raw spirit which makes up approximately 40%-45% of our cost of a bottle of vodka. In Poland we launched our new vodka, Zubrowka Biala, which ended up selling more than three times our original estimate. However, as we were running a limited promotion marketing support program together with the initial sales, providing additional introductory rebates, which we decided to continue even with the higher volumes, these additional volumes had a negative impact on gross margin and operating profit. These introductory market support programs were however discontinued in the beginning of January 2011. Lastly during November 2010, our primary production facility in Russia (Topaz) was not able to produce and sell product for over 14 days during our peak period due to an administrative issue, over usage of old stamps, that blocked us from obtaining new excise stamps. Excise stamps are typically purchased every two to three weeks from the Russian authorities and are required to be purchased prior to the production of any vodka. Additional operating and trade marketing costs as well as customer discounts were incurred to recapture some of the sales lost due to these production delays during our peak period of shipments in Russia. The overall impact of these factors has had a material impact in our overall financial performance and thus our underlying profitability.

Significant factors affecting our consolidated results of operations

Effect of Acquisitions of Production Subsidiaries

During 2008 and 2009, the Company executed its strategy of acquisitions outside of Poland and Hungary with its investments into the production and importation of alcoholic beverages in Russia, through a number of acquisitions and investments, as described below. The acquisitions included the complete purchase of the Russian Alcohol Group, which was completed in May 2009 and Parliament, as well as a majority economic and minority voting stake in the Whitehall Group (which is classified as an equity investment). In February of 2011, the Company completed the final step of purchasing the remaining stake of the Whitehall Group. All of which have had an impact on our consolidated results of operations beginning in the periods in which we first acquired an interest in the relevant entities.

Changes in Accounting Treatment

In June 2009, the FASB issued new guidance on variable interest entities. ASU 2009-17, Consolidations (Topic 810): ‘Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities’, amends current guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. ASU 2009-17 is effective for the Company from January 1, 2010. As a result of adoption ASC Topic 810, the Company changed from consolidation to the equity method of accounting for its 49% voting interest in Whitehall Group effective as of May 23, 2008. This change was applied retrospectively to all the periods presented in the financial statements. Adoption of the requirements of ASC Topic 810 resulted as of December 31, 2009 in a net decrease in assets of $108 million, liabilities of $85 million and non-controlling interest of $23 million. The following management discussion and analysis is prepared on the basis of the adjusted balances for 2009 and therefore does not include the results of operations for the Whitehall Group.

On August 2, 2010 the Company has closed the sale of 100% of its distribution business in Poland to Eurocash SA for a purchase price of 378.5 million Polish zlotys in cash, on a debt free, cash free basis, after all price adjustments. Resulting from disposal the Company realized in the three month period ended September 30, 2010 a gain on the sale amounting to $35.2 million being the difference between the value of the net assets of the disposed business increased by costs associated directly to disposal and cash received by the Company. Based upon the application of ASC 205-20, the Company has presented these companies as a held for sale asset and discontinued operations. As a result, the sales and costs of the Polish distribution business are no longer reflected in the results of operations above net income from continuing operations in 2010 and prior periods. For comparability purposes this has been applied retroactively to 2009 and is reflected in the below management discussion and analysis.

The Whitehall Acquisition

As disclosed in prior filings, on May 23, 2008, the Company and certain of its affiliates entered into, and closed upon, a Share Sale and Purchase Agreement and certain other agreements whereby the Company acquired shares representing 50% minus one vote of the voting power, and 80% of the economic interests in Whitehall.

On February 7, 2011, we entered into a definitive Share Sale and Purchase Agreement and registration rights, in accordance with the terms which were agreed by the parties on November 29, 2010, and disclosed on the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 29, 2010. Pursuant to this agreement, among other things and upon the terms and subject to the conditions contained therein, we received the remainder of the economic and voting interests in the Whitehall Group not owned by us as well as the global Intellectual Property rights for the Kaufman Vodka brand. In exchange we paid an aggregate of $68.5 million in cash and issued 959,245 shares of the Company’s common stock, par value $0.01 per share. The issued shares had an aggregate value of $23.0 million based on the 30 day volume weighted average price of a share of our common stock on the day prior to the closing. In addition, if the aggregate value of such shares (based on the lower of the trading price of a share of our common stock or the 10 day volume weighted average price) is less than $23.0 million on the day prior to filing a registration statement for resale of the shares or the day shares are sold under Rule 144 of the Securities Act, the recipient of such shares is entitled to a payment in cash equal to such difference in value. Such amount is not yet determinable. This transaction was closed on February 7, 2011, thus there is no impact on the 2010 results however beginning in 2011, the Company will begin to fully consolidate the results of the Whitehall group which is currently treated as an equity investment.

The Russian Alcohol Acquisition

On January 20, 2010, after the receipt of antimonopoly clearances for the acquisition from the FAS and the Antimonopoly Committee of the Ukraine, the Company purchased the sole voting share of Cayman 6 from an affiliate of Lion Capital and thereby acquired control of Russian Alcohol. The Company began consolidating all profit and loss results for Russian Alcohol beginning April 1, 2009. Therefore 2010 is the first year that contains a full year of consolidated results with the Russian Alcohol Group.

Starting in 2009 and continuing this year, we have been active in integrating the production companies into CEDC Group. The acquisition and integration of these businesses into our operations have had a significant effect on our results of operations. As discussed further in this document, these transactions have impacted our net sales, cost of goods sold, operating profit and equity earnings from affiliates.

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

On December 9, 2010 the Company issued and sold additional €50 million 8.875% Senior Secured Notes due 2016 (the “2016 Notes”) in an offering to institutional investors that was not required to be registered with the SEC. The Company used the net proceeds from the additional 2016 Notes to repay its term loans and overdraft facilities with Bank Handlowy w Warszawie S.A and Bank Zachodni WBK S.A.

As these notes were funded in U.S. dollars and euros and lent to Polish zloty and Russian ruble reporting entities, the Company is exposed to exchange rate movements as described in the following section.

Effect of Exchange Rate and Interest Rate Fluctuations

Substantially all of Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the statement of operations is by the movement of the average exchange rate used to restate the statements of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statements of operations relate only to realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint.

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $575 million	$5.8 million gain/loss

Year ended December 31, 2010 compared to year ended December 31, 2009

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Year ended December 31,
	2010	2009
Sales	$1,573,702	$1,532,352
Excise taxes	(862,165)	(842,938)
Net sales	711,537	689,414
Cost of goods sold	383,671	340,482

Gross profit	327,866	348,932

Operating expenses	219,609	144,158
Impairment charges	131,849	20,309

Operating income / (loss)	(23,592)	184,465

Non operating income / (expense), net
Interest expense, net	(104,866)	(73,468)
Other financial income / (expense), net	6,773	25,193
Amortization of deferred charges	0	(38,501)
Other non operating expenses, net	(13,572)	(934)

Income/(loss) before taxes, equity in net income from unconsolidated investments	(135,257)	96,755

Income tax benefit/(expense)	28,114	(18,495)
Equity in net earnings/(losses) of affiliates	14,254	(5,583)

Income / (loss) from continuing operations	(92,889)	72,677

Discontinued operations
Income / (loss) from operations of distribution business	(11,815)	9,410
Income tax benefit / (expense)	37	(1,050)

Income / (loss) on discontinued operations	(11,778)	8,360

Net income / (loss)	(104,667)	81,037

Less: Net income attributable to noncontrolling interests in subsidiaries	0	2,708
Net income /(loss) attributable to CEDC	($104,667)	$78,329

Income / (loss) from continuing operations per share of common stock, basic	($1.32)	$1.35
Income / (loss) from discontinued operations per share of common stock, basic	($0.17)	$0.16

Income / (loss) from operations per share of common stock, basic	($1.49)	$1.51

Income / (loss) from continuing operations per share of common stock, diluted	($1.32)	$1.35
Income / (loss) from discontinued operations per share of common stock, diluted	($0.17)	$0.15

Income / (loss) from operations per share of common stock, diluted	($1.49)	$1.50

Net Sales

Total net sales increased by approximately 3.2%, or $22.1 million, from $689.4 million for the twelve months ended December 31, 2009 to $711.5 million for the twelve months ended December 31, 2010. The increase was driven primarily by the consolidation of Russian Alcohol during the full period in 2010, as it was not consolidated in the first quarter of 2009, resulting in an increase of $80 million. This increase was offset by reduction of sales in each of our markets further discussed below. Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Sales Twelve months ended December 31,
	2010	2009
Segment
Poland	$220,411	$258,727
Russia	460,605	394,102
Hungary	30,521	36,585

Total Net Sales	$711,537	$689,414

Sales for Poland decreased by $38.3 million from $258.7 million for the twelve months ended December 31, 2009 to $220.4 million for the twelve months ended December 31, 2010. This decrease was driven mainly by an overall reduction of the vodka market impacted by the mourning associated with the presidential death in April 2010, the extreme heat during the summer months as well as an overall soft alcohol beverage sector. On top of an estimated 5% drop in the overall vodka market in Poland, the Company lost approximately 3% of market share. In November 2010, the Company launched a new product, Zubrowka Biala (White Zubrowka) which has been very positively received by the market, resulting in a December 2010 market share of 2.3% in volumes and 2.1% in value terms of total vodka market following its initial launch. However since this product was only launched at the back end of the year, the impact of this launch was not enough to make up for the lower volumes incurred earlier in the year. Additionally the product was initially launched together with significant marketing spend in the form of rebates which reduced the impact the incremental sales had on net sales revenue and negatively impacted gross margin. These introductory market support programs which we began in November 2010 were however discontinued at the end of December, 2010. We also took the decision to invest more behind our other core vodka brands during the last half of the fourth quarter to start to reverse a two year slide of market share. These investments had an impact on the profitability in 2010, however we were encouraged by the initial market share results which saw our market share grow from 20.2% in November 2010 to 25.2% in January 2011. Further increasing the drop in sales value was the impact of channel mix in the market. The Polish market also saw a large increase of sales going through the key account and discounter channels and drop in sales through traditional accounts and small shops. The rebates given to key accounts and discounters are higher than those received by other channels thus further reducing our sales value as well as impacting gross margin.

Although the bulk of our business in Poland is the sales of our domestic vodkas, our export sales and sales of import brands increased by 20% and 9% respectively in volume terms for the year. Exports represent approximately 4% of our sales volume and exclusive import brands represent approximately 19% of our total sales value for the Polish operations.

These decreases in local currency sales value were partially offset by stronger Polish zloty against the U.S. dollar in the first half of the year which resulted in an overall year on year increase of approximately $4.8 million of sales in U.S. dollar terms.

Sales for Russia increased by $66.5 million from $394.1 million for the twelve months ended December 31, 2009 to $460.6 million for the twelve months ended December 31, 2010. This increase was driven by a combination of the strengthening of the Russian ruble against the U.S. dollar for the first three quarters of 2010 which accounted for approximately $5.2 million of the increase and the consolidation of Russian Alcohol which was completed in April 2009, which accounted for approximately $80.0 million of the increase. The increase was partially offset due to decreases in our sales in Russia which we believe resulted from the heat wave in the summer as well as delays in obtaining excise stamps in November as described earlier. Our underlying liter volume sales in Russia were generally flat for 2010 as compared to 2009 in the overall vodka market that we estimated declined by 4%–5% we were one of the few vodka companies in Russia to grow market share during the year. Although we were able to gain market share, our sales value declined by approximately 3% due to the impact of product sales mix as well as higher trade marketing spend. With regards to mix, as we had higher sales growth of our lower priced brands such as Yamskaya, Urozhay and Gerbowaya as compared to our more premium and mainstream products. These lower priced economy products contribute less to both net sales revenue and gross margins than the higher priced mainstream and premium products. Higher trade marketing, which was recorded as a reduction of net sales revenue, was incurred to incentive customers in December 2010 following our production delays due to a lack of excise stamps as described above. For our Russian business, export sales increased by 68% in volume terms in 2010 as compared to the prior year to 1.4 million cases, driven primarily to sales to the Ukraine which grew by 265% to 0.75 million cases in 2010. Exports represent 7.7% of our sales volume of Russia.

The Hungarian sales decline was driven mainly by the soft consumer environment and an excise tax increase on January 1, 2010, which accounted for approximately $4.8 million of the total decrease of $6.1 million, as well as weakening of the Hungarian forint versus U.S. dollar in 2010 which resulted in $1.3 million of sales decrease in U.S. dollar terms.

Gross Profit

Total gross profit decreased by approximately 6.0%, or $21.0 million, to $327.9 million for the twelve months ended December 31, 2010, from $348.9 million for the twelve months ended December 31, 2009.

Gross profit margins as a percentage of net sales declined by 4.5 percentage points from 50.6% to 46.1% for the twelve months ended December 31, 2010 as compared to the twelve months ended December 31, 2009. This decline was primarily driven by the factors noted above, impacting our sales value, namely channel mix higher market investments and the Zubrowka Biala product launch in Poland, product mix and excise stamp delays in Russia as well as higher spirit pricing in both segments. The increase in spirit cost in August 2010 and towards the end of 2010 resulted in an increase in cost of goods sold by approximately $9.5 million.

Operating Expenses

Total operating expenses increased by approximately 113.7%, or $187.0 million, from $164.5 million for the twelve months ended December 31, 2009 to $351.5 million for the twelve months ended December 31, 2010. The factors contributing to this increase were the full year consolidation of the Russian Alcohol Group of $32 million of additional operating expenses, a prior year one off benefit from the fair value adjustment of $48 million (described further below), impairment charges in Poland and one-time costs associated with the integration of the Russian Alcohol Group and Parliament in Russia of 11.0 million. These cost increases were offset by the underlying cost savings of the integration of $18.4 million and the impact of foreign exchange rates of approximately $2 million.

For comparability of costs between periods operating expenses after excluding the fair value adjustments incurred in 2009 as well as impairment charges taken in 2009 and 2010 are shown separately in the table below. As a percent of net sales they slightly increased from 28.0% for the year ended December 31, 2009 to 30.8% for the year ended December 31, 2010. Operating expenses net of fair value adjustments and impairment charges increased by $26.8 million, from $192.8 million for the year ended December 31, 2009 to $219.6 million for the year ended December 31, 2010. The increase was mainly due to full year consolidation of the Russian Alcohol Group in 2010 in comparison to 9 months period of consolidation in 2009 resulting in lower costs in 2009 by $32 million. This was partially offset by cost reduction programs implemented in Poland and Russia as well as lower sales as compared to the same quarter in the prior year. The table below sets forth the items of operating expenses.

	Year Ended December 31,
	2010	2009 *
	($ in thousands)
S,G&A	$178,756	$149,322
Marketing	32,851	36,863
Depreciation and amortization	8,002	6,578

Sub-Total	219,609	192,763
Impairment charges in Poland	131,849	20,309
Fair value adjustments	0	(48,605)

Total operating expense	$351,458	$164,467

*	The year 2009 does not consolidate a full year of costs for the Russian Alcohol Group as the Company began to consolidate this from the 2nd quarter of 2009 only. Total operating expenses excluding impairment charges were $219.6 million for the twelve months ended December 31, 2010, as compared to an equivalent value of $224.7 million for the twelve months ended December 31, 2009 including $32 million costs from Russian Alcohol for the first quarter of 2010.

The Company recognized impairment charges of $131.8 million for the twelve months ended December 31, 2010 related predominately to the Absolwent brand in Poland, and an impairment charge $20.3 million for the twelve months ended December 31, 2009 related to the Bols brand in Poland.

S,G&A increased by approximately 19.8%, or $29.5 million, from $149.3 million for the twelve months ended December 31, 2009 to $178.8 million for the twelve months ended December 31, 2010. The change in total SG&A was primarily caused by the factors mentioned above, offset by cost savings initiatives.

Operating Income

Total operating income decreased by approximately 112.8%, or $208.1 million, from income of $184.5 million for the twelve months ended December 31, 2009 to loss of $23.6 million for the twelve months ended December 31, 2010. However, excluding the impact of impairment charges in 2010 and 2009 as well as the fair value adjustments incurred in 2009, the underlying operating profit went from $164.5 million to $116.7 million. Fair value adjustments recorded in 2009 include a one-time gain on the re-measurement of previously held equity interests in Russian Alcohol at the time of consolidation of $225.6 million, offset by $162.0 million of one off charges related to non amortized discount of deferred consideration resulting from accelerated buyout of Lion’s interest in Russian Alcohol and a contingent consideration true-up of 15.0 million.

Excluding the impact of the gain, the impairment and true-up of contingent consideration described above, as a percent of net sales, operating profit margin decreased from 23.9% to 16.4%. The table below summarizes the segmental split of operating profit.

	Year ended December 31,
	2010	2009
Segment
Poland	$33,550	$67,675
Russia	77,732	90,696
Hungary	5,442	6,149

Sub-Total	116,724	164,520
Impairment charges	(131,849)	(20,309)
Fair value adjustments	0	48,605
Corporate overhead
General corporate overhead	(5,261)	(4,570)
Option expense	(3,206)	(3,781)

Total operating income/(loss)	$(23,592)	$184,465

Underlying operating income in Poland decreased by approximately 51.1%, or $34.1 million, from $67.7 million for the twelve months ended December 31, 2009 to $33.6 million for the twelve months ended December 31, 2010. The operating income in Russia decreased by $13.0 million from $90.7 million for the twelve months ended December 31, 2009 to $77.7 million for the twelve months ended December 31, 2010. The changes in operating income in both of these segments were driven by all of the factors described above.

In Hungary operating income margins remained constant with sales.

Non Operating Income and Expenses

Total interest expense increased by approximately 42.7%, or $31.4 million, from $73.5 million for the twelve months ended December 31, 2009 to $104.9 million for the twelve months ended December 31, 2010. This increase is mainly a result of the additional interest from the Senior Secured Notes due 2016. The incremental borrowings were used primarily to finance the remaining buy out of Russian Alcohol which was completed in January 2010.

The Company recognized $6.8 million of foreign exchange rate gains in the twelve months ended December 31, 2010, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $25.2 million in the twelve months ended December 31, 2009. This decrease resulted from the appreciation of the Polish zloty and Russian ruble against the U.S. dollar and Euro.

Total other non operating expenses increased by $12.7 million, from $0.9 million for the twelve months ended December 31, 2009 to $13.6 million for the twelve months ended December 31, 2010. This increase is mainly a result of the one-time charge of $14.1 million related to the early call premium when the Senior Secured Notes due 2012 were repaid early in January 2010. Further increase was due to the write-off of the unamortized offering costs related to the Senior Secured Notes due 2012 as well as the professional services expense incurred in connection with the sale of the distribution business in Poland which was offset with the dividend received. The table below summarizes the split of other non operating expenses.

	Year ended December 31,
	2010	2009
Early redemption call premium	($14,115)	$0
Write-off of unamortized offering costs	(4,076)	0
Dividend received	7,642	0
Professional service expenses related to the sale of the distribution	(2,000)	0
Other gains / (losses)	(1,023)	(934)

Total other non operating income / (expense), net	($13,572)	($934)

Income Tax

Our effective tax rate for the twelve months ended December 31, 2010 was 20.8%, which is driven by the statutory tax rates of 19% in Poland and 20% in Russia.

Equity in Net Earnings

Equity in net earnings for the twelve months ended December 31, 2010 include Company’s proportional share of net income from its investments in the Whitehall Group. Total results of equity investments attributable to CEDC increased from loss of $5.6 million for the twelve months ended December 31, 2009 to income of $14.3 million for the twelve months ended December 31, 2010. This increase is mainly a result of the foreign exchange losses that Russian Alcohol incurred during the first quarter of 2009 as Russian Alcohol was still consolidated under equity method for this period.

Year ended December 31, 2009 compared to year ended December 31, 2008

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Year ended December 31,
	2009	2008
Sales	$1,532,352	$1,289,963
Excise taxes	(842,938)	(718,721)
Net sales	689,414	571,242
Cost of goods sold	340,482	321,274

Gross profit	348,932	249,968

Operating expenses	144,158	114,607
Impairment charges	20,309	0

Operating income / (loss)	184,465	135,361

Non operating income / (expense), net
Interest expense, net	(73,468)	(47,810)
Other financial income / (expense), net	25,193	(123,801)
Amortization of deferred charges	(38,501)	0
Other non operating expenses, net	(934)	(488)

Income/(loss) before taxes, equity in net income from unconsolidated investments	96,755	(36,738)

Income tax benefit/(expense)	(18,495)	(1,382)
Equity in net earnings/(losses) of affiliates	(5,583)	1,168

Income / (loss) from continuing operations	72,677	(36,952)

Discontinued operations
Income / (loss) from operations of distribution business	9,410	27,203
Income tax benefit / (expense)	(1,050)	(5,169)

Income / (loss) on discontinued operations	8,360	22,034

Net income / (loss)	81,037	(14,918)

Less: Net income attributable to noncontrolling interests in subsidiaries	2,708	3,680
Net income /(loss) attributable to CEDC	$78,329	($18,598)

Income / (loss) from continuing operations per share of common stock, basic	$1.35	($0.84)
Income / (loss) from discontinued operations per share of common stock, basic	$0.16	$0.50

Net income / (loss) from operations per share of common stock, basic	$1.51	($0.34)

Income / (loss) from continuing operations per share of common stock, diluted	$1.35	($0.84)
Income / (loss) from discontinued operations per share of common stock, diluted	$0.15	$0.49

Net income / (loss) from operations per share of common stock, diluted	$1.50	($0.34)

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

Sales for Poland decreased by $139.3 million from $398.0 million for the year ended December 31, 2008 to $258.7 million for the year ended December 31, 2009. This decrease was driven mainly by a decline in year on year sales of $19.4 million due to market slowdown impacted by global economic crisis. Further decrease was due to a reduction from lower excise revenue from direct sales to key accounts, impact of foreign exchange rates and organic sales changes. The reduction from lower excise revenue of $29.3 million reflects sales to key account customers that had historically been made from the sold distribution business but are now made direct from our vodka plants. Historically sales that went through the distribution business were recorded gross with excise tax as compared to net when they are made directly from a production unit. As such this decline reflects the reduction netting off of excise taxes. Sales results for Poland were further impacted by a weakening of the Polish zloty against the U.S. dollar during the year which accounted for approximately $90.6 million of the decrease in sales in U.S. dollar terms.

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

Non Operating Income and Expenses

Total interest expense increased by approximately 53.7%, or $25.7 million, from $47.8 million for the twelve months ended December 31, 2008 to $73.5 million for the twelve months ended December 31, 2009. This increase resulted from the consolidation of the financial results of Russian Alcohol commencing in the second quarter of 2009 and additional borrowings to finance the investment in Russian Alcohol in July 2008.

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

Non-controlling Interests and Equity in Net Earnings

Minority interest for the twelve months ended December 31, 2009 represents non-controlling interests held by third parties, consisting primarily of a 15% interest in Parliament prior to September 25, 2009 (when we acquired that minority stake) and approximately $2.5 million of minority interest related to certain minority shareholders of Russian Alcohol, whose full stake was purchased by the Company in December, 2009.

Equity in net earnings for the twelve months ended December 31, 2009 include CEDC’s proportional share of net loss from its investments accounted for under the equity method. This includes $17.7 million of losses from the investment in Russian Alcohol for the first quarter 2009, primarily due to the devaluation of Russian ruble against U.S. dollar, while this investment was accounted for using the equity method, which was partially offset by $12.1 million of gain from the investment in the Whitehall Group for the twelve months ended December 31, 2009.

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

	Twelve months ended December 31, 2010	Twelve months ended December 31, 2009	Twelve months ended December 31, 2008
	($ in thousands)
Cash flow from /(used) in operating activities	($29,386)	$89,752	$97,670
Cash flow from /(used) in investing activities	457,421	(1,067,129)	(669,626)
Cash flow from /(used) in financing activities	(417,863)	997,964	620,926

Management views and performs analysis of financial and non financial performance indicators of the business by segments that are split by countries. The extensive analysis of such indicators as sales value in local currencies, gross margin and operating expenses by segment is included in the MD&A section of the Form 10-K.

Fiscal year 2010 cash flow

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Overall cash flow from operating activities declined from cash generation of $89.8 million for the twelve months ended December 31, 2009 to cash utilization of $29.4 million for the twelve months ended December 31, 2010. The primary factors contributing to this lower cash generation in 2010 are due to the lower underlying operating profit of the company, which was described earlier and higher interest expense, together with certain one off cash outflows in 2010 of $32 million. The one off cash outflows incurred in 2010 include accrued interest of $12 million paid when the Senior Secured Notes due 2012 were repaid in January, 2010 and a $20 million cash bonus paid to certain members of the current and former management team at the Lion/Russian Alcohol Group which were due to be paid upon a change of control to CEDC. Due to the timing of the repayment of the 2012 Senior Secured Notes, in effect, the Company incurred a double cash charge of interest during this period.

Overall working capital movements of accounts receivable, inventory and accounts payable utilized approximately $20.4 million of cash during the twelve months ending December 31, 2010. Days sales outstanding (“DSO”) increased from 82.6 days as of December 31, 2009 to 87.4 days as of December 31, 2010. This increase was primarily due to increased DSO related to channel mix as more sales were made to discounters and key accounts which tend to have longer payment terms. The number of days in inventory decreased from at approximately 97 days as of December 31, 2009 to approximately 90 days as of December 31, 2010, mainly due to improved inventory management . In addition, the ratio of our current assets to current liabilities, net of inventories, has increased from 1.22 in 2009 to 1.75 in 2010, due to the factors including a reduction in short term liabilities primarily bank loans of $35 million as well as other accrued liabilities of $36 million. The reduction of other accrued liabilities was primarily due to the payment of the $20 million accrual for cash bonuses paid to certain members of the current and former management team at the Lion/Russian Alcohol Group which were due to be paid upon a change of control to CEDC. Additionally impacting the ratio was the impact from the settlement of the restricted cash balance recorded as of December 31, 2009 of $481 million which was settled against the balances for deferred consideration and short term obligations due under the Senior Secured Notes, which occurred in January, 2010. An additional factor that had an impact on the ratio was the sale of the distribution business in Poland which resulted in the elimination of the balances reflected in the current assets and liabilities of discontinued operations as at December 31, 2009.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets as well as the release of cash from escrow. Net cash inflows for the twelve months ended December 31, 2010 was $457.4 million. In December 2009, the Company funded into escrow a portion of the proceeds from the 2016 Senior Notes issued to be used to repay the 2012 Senior Notes as well as the remaining cash portion of the deferred consideration to Lion Capital related to the acquisition of Russian Alcohol. These funds were then released in January 2010 resulting in a cash inflow from restricted cash of $481.4 million. The $135.9 million of cash out flow primarily represents the remaining cash obligations paid as a result of the final buy out of Russian Alcohol completed in January 2010, of which $100 million came from the release of restricted cash. Another $6 million of cash was used to purchase the Urozhay trade mark in Russia. Additionally the Company received $124.2 million from Eurocash as compensation from disposal of the distribution business.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash used in financing activities was $417.9 million for the twelve months ended December 31, 2010 as compared to an inflow of $998.0 million for the twelve months ended December 31, 2009. The primary uses in the twelve months ended

December 31, 2010 were repayment of 2012 Senior Notes for $367.9 million which includes $353.8 million of principal and 4% early redemption premium of $14.1 million. The cash inflow of $7.5 million represents the loan repayment from the Whitehall Group, an equity investment of the Company.

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

Due to the global economic crisis, the Company experienced lower organic growth rates in 2009 as compared to 2008 and working capital requirements adjusted for the impact of acquisitions were therefore reduced, resulting in increased cash flow from working capital movements during 2009 as compared to 2008. Days sales outstanding (“DSO”) increased from 70 days as of December 31, 2008 to 83 days as of December 31, 2009. This increase was primarily due to increased DSO related to sales made to the subsidiaries comprising our distribution business which were held for sale as of December 31, 2009 (see footnote 4 in our financial statements). As part of the preparation to sell our distribution business, we changed the credit terms the Company extended to these subsidiaries from primarily cash on delivery in 2008 to normal third party credit days (30 days on average) at the end of 2009. This change in settlement from cash to credit terms impacted our overall DSO. The number of days in inventory remained stable at approximately 97 days when comparing the value as of December 31, 2009 to December 31, 2008. In addition, the ratio of our current assets to current liabilities, net of inventories, has increased from 1.17 in 2008 to 1.22 in 2009, primarily due to consolidation of Russian Alcohol that caused the increase of our consolidated current assets in comparison to the increase of our consolidated current liabilities of approximately $250 million.

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

Net cash flow from financing activities

Net cash flow from financing activities primarily represents cash inflows from borrowings under credit facilities, and offerings of debt and equity issuances, as well as cash used for servicing indebtedness. Net cash provided by financing activities for the twelve months ended December 31, 2009 was $998.0 million as compared to $620.9 million for the twelve months ended December 31, 2008. The primary sources of cash flow from financing activities were two public equity offerings completed in July and November 2009, raising net proceeds of $491.0 million as well as the issuance of new Senior Secured Notes due 2016 raising net proceeds of $929.6 million. Offsetting these cash inflows was the repayment of debt, primarily the debt of Russian Alcohol of $35.0 million and $251.0 million for short and long term portions of this debt, respectively. Additional amounts include the payment of pre-acquisition tax penalties of Russian Alcohol, which is to be reimbursed by the sellers and has been netted off with loans from the sellers.

The Company’s Future Liquidity and Capital Resources

Financing Arrangements

According to the management the Company has sufficient liquidity to fund its operations in the future.

Bank Facilities

On December 17, 2010, the Company entered into a term and overdraft facilities Agreement (the “Credit Facility”) with Bank Handlowy w Warszawie S.A., as Agent, Original Lender and Security Agent, and Bank Zachodni WBK S.A., as Original Lender. The Credit Facility provides for a credit limit of up to 330.0 million Polish zloty (or approximately $ 111.5 million) which may be disbursed as one term loan and two overdraft facilities to be used to (i) refinance existing credit facilities and (ii) finance general business purposes of the Borrowers. On December 20, 2010, the Company drew approximately 130.0 million Polish zloty (or approximately $43.9 million), and used the net proceeds to repay previous loan facilities with other lenders.

The term loan initially bore interest at a rate equal to a margin of 2.25% plus the Warsaw Interbank Rate plus the percentage per annum reflecting certain mandatory costs payable by the Lenders. The term loan matures 48 months after the date on which the advance is made. As of December 31, 2010, the Company had utilized approximately 130.0 million Polish zloty ($43.9 million) of the Term Loan. The overdraft facilities initially bore interest at a rate equal to a margin of 1.25% plus the Warsaw Interbank Rate plus the percentage per annum reflecting certain mandatory costs payable by the Lenders. The overdraft facilities mature 12 months after the date on which the term loan advance is made. As of December 31, 2010, the Company did not have any outstanding amounts under the overdraft facilities, and 200.0 million Polish zloty ($67.6 million) remained available under the overdraft facilities.

The Credit Facility contains certain customary affirmative and negative covenants that, among other things, impose restrictions on our ability to merge, dissolve, liquidate or consolidate, make acquisitions and investments, dispose of or transfer assets, change the nature of our business or incur additional indebtedness, in each case, subject to certain qualifications and exceptions.

In addition, the Credit Facility contains certain financial covenants, which include, but are not limited to, a minimum ratio of EBITDA to fixed charges (the “Consolidated Coverage Ratio”) of 2:1 and a maximum ratio of total debt less cash to EBITDA (the “Net Leverage Ratio”) of (i) 5:1 for the Calculation Period (defined below) ending on December 31, 2010 and March 31, 2011, (ii) 4.5:1 for the Calculation Period ending on June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2012, (iii) 4:1 for the Calculation Period ending on June 30, 2012 and September 30, 2012, (iv) 3.5:1 for the Calculation Period ending on December 31, 2012 and March 31, 2013 and (v) 3:1 for each subsequent Calculation Period. The Consolidated Coverage Ratio and the Net Leverage Ratio are each calculated at the end of each period of twelve months immediately preceding the last day of each of our fiscal quarters (each a “Calculation Period”).

As of December 31, 2010, primarily due to the factors that negatively affected our 2010 financial performance discussed above, including introductory costs associated with the launch of Zubrowka Biala, increased raw spirit prices due to the summer drought in Russia and Eastern Europe and our inability to obtain excise stamps in our primary production in Russia in the fourth quarter of 2010, our Consolidated Coverage Ratio was approximately 1.7 and our Net Leverage Ratio was approximately 6.4. We were therefore not in compliance with the Consolidated Coverage Ratio covenant and the Net Leverage Ratio covenant as of December 31, 2010.

On February 28, 2011 we entered into a letter agreement with Bank Handlowy w Warszawie S.A. and Bank Zachodni WBK S.A. (the “Letter Agreement”) pursuant to which and subject to the terms and conditions contained therein, the parties agreed, among other things, to waive any breach of the Consolidated Coverage Ratio covenant and the Net Leverage Ratio covenant relating to the measurement period ending on December 31, 2010, and amended these ratios for purposes of the measurement period ending on March 31, 2011 to 1.28:1 and 8.35:1, respectively. As a result of the Letter Agreement, our failure to comply with the Consolidated Coverage Ratio covenant and the Net Leverage Ratio covenant as of December 31, 2010 did not result in a default under the Credit Facility. We continue to work with our lenders under the Credit Facility to seek a further amendment to these ratios for future measurement periods, and we and our lenders have agreed to cooperate in good faith to reach agreement on revised terms and conditions of the Credit Facility by June 30, 2011. Although we cannot provide any definitive assurances as to future compliance with these ratios, we currently expect to satisfy these ratios, as amended by the Letter Agreement, for the measurement period ending on March 31, 2011; however, absent a further amendment to the facility, we currently project that we would not satisfy either of the ratios as of the remaining measurement periods in 2011. In addition to any rights our lenders have under the Credit Facility, if we have not agreed revised terms with our lenders by June 30, 2011, the Letter Agreement provides that they will have the right at any time on or after July 29, 2011 to declare the facility due and payable.

In connection with the Letter Agreement, we have agreed to pay a one-time waiver fee of PLN 3.3 million (approximately US$1.15 million). In addition, we have agreed with our lenders that the amount available to us under the overdraft facilities included in the Credit Facility is reduced to PLN 120 million (approximately US$41.6 million) and the margins on our term loan and overdraft facilities will be increased (with effect from March 1, 2011) to 4.25% and 3.25%, respectively, and the margin on letters of credit issued thereunder will be increased to 2.50%. The amount available to us under the overdraft facilities may be increased, and the margins may be decreased, at the sole discretion of the lenders after completion of a due diligence process. As of the date hereof, $7.3 million was outstanding under the overdraft facility.

If we fail to satisfy the Consolidated Coverage Ratio or the Net Leverage Ratio in any future measurement period thereunder, and such failure is not waived or cured, it could result in acceleration of the related debt and acceleration of debt under other instruments that include cross-acceleration or cross-default provisions including if the amount of all indebtedness so accelerated exceeds US$30.0 million, the indentures for our senior secured notes due 2016 and our convertible senior notes. We may seek alternative financing whether or not we reach a satisfactory agreement with our lenders in respect of the Credit Facility. Such financing may include equity and/or debt financing, which may be secured, and we may seek to repay all or a portion of the Credit Facility with proceeds of such financing or a combination of such proceeds and cash on hand. We have a right to prepay the term facility in whole or in part, at any time on 10 business days notice . We cannot assure you whether, or on what terms, such transactions may be available to us, and such availability and our view as to the advisability of engaging in any such transaction or combination of transactions will depend upon, among other things, market, economic, business and other conditions and expectations then existing.

Based on the above the outstanding loan amount as of December 31, 2010 of $43.9 million was presented as a current debt.

Additionally as of December 31, 2010, full amount of $41.5 million remained available under overdraft facilities from Pekao S.A,and BRE Bank with maturity dates on April 30, 2011 and February 24, 2011 respectively.

As of December 31, 2010 Bols Hungary full amount of $0.5 million remained available under overdraft facilities from ING Bank.

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

On December 9, 2010 the Company issued and sold additional €50 million 8.875% Senior Secured Notes due 2016 (the “2016 Notes”) in an offering to institutional investors that was not required to be registered with the SEC. The Company used the net proceeds from the additional 2016 Notes to repay its term loans and overdraft facilities with Bank Handlowy w Warszawie S.A and Bank Zachodni WBK S.A.

The 2016 Notes are guaranteed on a senior basis by certain of the Company’s subsidiaries. We are required to ensure that subsidiaries representing at least 85% of our consolidated EBITDA, as defined in the indenture, guarantee the notes. The notes are secured, directly or indirectly, by a variety of our and our subsidiary’s assets, including shares of the issuer of the notes and subsidiaries in Poland, Cyprus, Russia and Luxembourg, certain intercompany loans made by the issuer of the notes and our Russian finance company in connection with the issuance of the notes, trademarks related to the Soplica brand registered in Poland and the European Union trademarks in the Parliament brand registered in Germany, and bank accounts over $5.0 million. We are also required to use our reasonable best efforts to provide mortgages over our Polmos and Bols production plants and the Russian Alcohol Siberian and Topaz Distilleries within specified time frames. The indenture governing the 2016 Notes contains certain restrictive covenants, including covenants limiting the Company’s ability to: incur or guarantee additional debt; make certain restricted payments; transfer or sell assets; enter into transactions with affiliates; create certain liens; create restrictions on the ability of restricted subsidiaries to pay dividends or other payments; issue guarantees of indebtedness by restricted subsidiaries; enter into sale and leaseback transactions; merge, consolidate, amalgamate or combine with other entities; designate restricted subsidiaries as unrestricted subsidiaries; and engage in any business other than a permitted business. The indenture governing the 2016 Notes also contains a cross-acceleration covenant. If repayment of amounts borrowed under our bank credit facility were to be accelerated in accordance with its terms then repayment of the 2016 Notes would also be accelerated in accordance with this covenant.

Convertible Senior Notes

On March 7, 2008, the Company completed the issuance of $310 million aggregate principal amount of 3% Convertible Senior Notes due 2013 (the “Convertible Notes”). Interest is due semi-annually on the 15th of March and September, beginning on September 15, 2008. The Convertible Notes are convertible in certain circumstances into cash and, if applicable, shares of our common stock, based on an initial conversion rate of 14.7113 shares per $1,000 principal amount, subject to certain adjustments. Upon conversion of the notes, the Company will deliver cash up to the aggregate principal amount of the notes to be converted and, at the election of the Company, cash and/or shares of common stock in respect to the remainder, if any, of the conversion obligation. The proceeds from the Convertible Notes were used to fund the cash portions of the acquisitions of Parliament and Whitehall. The indenture governing the Convertible Notes also contains a cross-acceleration covenant. If repayment of amounts borrowed under our bank credit facility were to be accelerated in accordance with its terms then repayment of the Convertible Notes would also be accelerated in accordance with this covenant.

Equity Issuances

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

Whitehall Acquisition

On February 7, 2011, the Company and Mark Kaufman entered into a definitive Share Sale and Purchase Agreement (the “SPA”) and registration rights agreement as to which the terms of each were agreed by the parties on November 29, 2010.

Pursuant to the SPA, among other things and upon the terms and subject to the conditions contained therein, on February 7, 2011 (a) Polmos Bialystok(i) received 1,500 Class B shares of Peulla Enterprises Limited, a private limited liability company organized under the laws of Cyprus and the parent of WHL Holdings Limited (“Peulla”), representing the remainder of the economic interests in Peulla not owned by Polmos and (ii) delivered to Seller and Kaufman an aggregate $68.5 million in cash in immediately available funds; and (b) the Company (i) received 3,751 Class A shares of Peulla, representing the remainder of the voting interests in Peulla not owned by the Company or Polmos and (ii) issued to Kaufman 959,245 shares of the Company’s common stock, par value $0.01 per share. The issued shares had an aggregate value of $23.0 million based on the 30 day volume weighted average price of a share of our common stock on the day prior to the closing. In addition, if the aggregate value of such shares (based on the lower of the trading price of a share of our common stock or the 10 day volume weighted average price) is less than $23.0 million on the day prior to filing a registration statement for resale of the shares or the day shares are sold under Rule 144 of the Securities Act, the recipient of such shares is entitled to a payment in cash equal to such difference in value. Such amount is not yet determinable.

Russian Alcohol Group Acquisition

On April 22, 2010, in accordance with the terms of the Option Agreement dated November 19, 2009, the Company exercised its right to issue to Cayman 4 and Cayman 5, in settlement of consideration owed under the Lion Option Agreement, 799,330 shares and 278,745 shares, respectively, of the Company’s common stock (the “Share Issuance”). The impact of the Share Issuance was to repay $45 million of the $50 million of deferred consideration recorded as a liability as of March 31, 2010. The remaining $5 million was settled in cash on February 4, 2011.

Capital Expenditure

Our net capital expenditure on tangible fixed assets for the twelve months ended December 31, 2010, 2009, and 2008 was $6.2 million, $16.1 million and $19.6 million, respectively. Capital expenditures during the twelve months ended December 31, 2010 were used primarily for production equipment and fleet. Capital expenditures during the twelve months ended December 31, 2009 were used primarily for production equipment and fleet. Capital expenditures during the twelve months ended December 31, 2008 were used primarily for production equipment and fleet.

We have estimated that maintenance capital expenditure for 2011, 2012 and 2013 for our existing business combined with our acquired businesses will be approximately $10.0 to $15.0 million per year. Future capital expenditure is expected to be used for our continued investment in information technology, trucks, and routine improvements to production facilities. Pursuant to our acquisition of Polmos Bialystok, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish zloty (approximately $25.6 million based on year end exchange rate) during the five years after the consummation of the acquisition. As of December 31, 2010 the company has completed 97.8% of these investment commitments.

A substantial portion of these future capital expenditure amounts are discretionary, and we may adjust spending in any period according to our needs. We currently intend to finance all of our capital expenditure through cash generated from operating activities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(unaudited)
	($ in thousands)
Long-term debt obligations	$1,250,758	0	$299,122	$0	$951,636
Interest on long-term debt	532,051	95,033	186,965	171,465	78,588
Short-term debt obligations	43,919	43,919	0	0	0
Interest on short-term debt	2,475	2,475	0	0	0
Deferred payments related to acquisitions	5,000	5,000	0	0	0
Operating leases	59,240	8,477	18,523	21,176	11,064
Capital leases	1,933	758	1,175	0	0
Contracts with suppliers	1,604	1,589	15	0	0

Total	$1,896,980	$157,251	$505,800	$192,641	$1,041,288

Effects of Inflation and Foreign Currency Movements

Actual inflation in Poland was 3.1% in 2010, compared to inflation of 3.5% in 2009. In Russia and Hungary respectively, the actual inflation for 2010 was at 8.8% and 4.7%, compared to actual inflation of 8.8% and 5.6% in 2009.

Substantially all of the Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the statement of operations is by the movement of the average exchange rate used to restate the statement of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statements of operations relate only to realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint.

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $575 million	$5.8 million gain/loss

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

Revenue Recognition

Revenues of the Company include sales of its own produced spirit brands and imported wine, beer and spirit brands, the sale of each of these revenues streams are all processed and accounted for in the same manner. For all of its sources of revenue, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price charged is fixed or determinable and collectability is reasonably assured. This generally means that revenue is recognized when title to the products are transferred to our customers. In particular, title usually transfers upon shipment to or receipt at our customers’ locations, as determined by the specific sales terms of the transactions.

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

Revenue Dilution

As part of normal business terms with customers, the Company provides for additional discounts and rebates off our standard list price for all of the products we sell. These revenue reductions are documented in our contracts with our customers and are typically associated with annual or quarterly purchasing levels as well as payment terms. These rebates are divided into on-invoice and off-invoice discounts. The on-invoice reductions are presented on the sales invoice and deducted from the invoice gross sales value. The off-invoice reductions are calculated based on the analysis performed by management and are provided for in the same period the related sales are recorded. Discounts or fees that are subject to contractual based term arrangements are amortized over the term of the contract. For the years ending December 31, 2010, 2009 and 2008, the Company recognized $172.9 million, $112.8 million and $77.2 million of off invoice rebates as a reduction to net sales, respectively.

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

Goodwill and Intangibles

Following the adoption of ASC Topic 805 and ASC Topic 350, goodwill and certain intangible assets having indefinite lives are no longer subject to amortization. Their book values are tested annually for impairment, or more frequently, if facts and circumstances indicate the need. Fair value measurement techniques, such as the discounted cash flow methodology, are utilized to assess potential impairments. The testing is performed at asset group level for intangibles and reporting unit level for goodwill. In the discounted cash flow method, the Company discounts forecasted performance plans to their present value. The discount rate utilized is the weighted average cost of capital for the reporting unit. US GAAP requires the impairment test to be performed in two stages. If the first stage does not indicate that the carrying values of the reporting units exceed the fair values, the second stage is not required. When the first stage indicates potential impairment, the company has to complete the second stage of the impairment test and compare the implied fair value of the reporting units’ goodwill to the corresponding carrying value of goodwill.

In estimating fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings, and other factors. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment loss for the reporting group. The fair values calculated have been adjusted where applicable to reflect the tax impact upon disposal of the reporting group.

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

As of December 31, 2010, we had approximately $1,450.2 million of goodwill and $627.3 million of intangible assets, net, on our balance sheet. Substantially all of our intangible assets comprise trademark rights to various brands, which were capitalized as part of the purchase price allocation process in connection with our acquisitions of Bols, Polmos Bialystok, Parliament and Russian Alcohol. As these brands are well established they have been assessed to have an indefinite life and, accordingly, are not amortized but rather assessed for impairment.

In order to establish the fair value of intangible assets with indefinite lives, the Company has performed tests of impairment of goodwill and indefinite lived intangible assets, which required the use of estimates. We calculated the fair market value of these assets using a discount cash flow approach and based our calculations as at December 31, 2010 on the following assumptions:

•

Risk free rates for Poland, Russia and Hungary used for calculation of discount rate were based upon current market rates of long term Polish Government Bonds rates, long term Russian Government Bonds rates and long term Hungarian Government Bonds. When estimating discount rates to be used for the calculation we have taken into account current market conditions in Poland, Russia and Hungary separately. As a result of our assumptions and calculations, we have determined discount rates of 7.60%, 11.96% and 9.41% for Poland, Russia and Hungary, respectively. Factoring in a deviation of 10 basis points for the discount rate as compared to management’s estimate, there would still be no need for an impairment charge against goodwill.

•

We have tested goodwill for impairment separately for the following reporting units: Poland Vodka Production, Poland Import, Hungary Distribution, Russia Vodka Production (including Parliament and Russian Alcohol).

•	We estimated the growth rates in projecting cash flows for each of our reporting group separately, based on a detailed five year plan related to each reporting unit.

•

We estimated the terminal value growth rates for our indefinite lived intangible assets within the range from 1.0% to 2.5% and for goodwill from 1.5% to 2.5% individually for each of the reporting group. Factoring in a deviation of 10 basis points for the terminal value growth rate as compared to management’s estimate, there would still be no need for an impairment charge against goodwill and no need for a further charge for the indefinite lived intangibles.

Based upon the above analysis performed and due to the continued lower performance of certain brands as compared to expectations in 2010, primarily Absolwent and Bols, the Company has determined that the fair value of the trademarks related to these brands has deteriorated. We therefore recorded an impairment charge of $131.8 million during the fourth quarter of 2010 that included an impairment to the carrying values of our trademarks related predominately to the Absolwent and Bols brand in Poland.

Taking into account estimations supporting our calculations under current market trends and conditions we believe that no goodwill impairment charge is considered necessary through the date of the accompanying financial statements.

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

Whitehall Group

As a result of requirements set out in ASC 810, as of January 1, 2010 the Company changed the method of consolidation of Whitehall Group, in which the Company controls 49% of the voting interest from consolidation to the equity method of accounting. This change was applied retrospectively to all the periods presented in the financial statements.

Russian Alcohol Group

On January 20, 2010, the Company completed its acquisition of Russian Alcohol. For further details on the whole structure of this acquisition please refer to Note 2 of the accompanying financial statements attached herein.

Discontinued operations

For the purpose of financial reporting Management analyzed the requirements of U.S. GAAP (mainly ASC 360-10 PP&E and ASC 205-20 Presentation of Financial Statements) and concluded that the Company’s activities meet the required criteria and therefore it is necessary to present its distribution business in Poland, described below, as a component held for sale and as discontinued operations. On August 2, 2010 the Company has closed the sale of 100% of its distribution business in Poland to Eurocash S.A. for a purchase price of 378.6 million Polish zlotys ($124.2 million) in cash, on a debt free, cash free basis, after all price adjustments.

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

Variable Interest Entities

Upon original acquisition of Whitehall Group it was determined that the entity was a variable interest entity and that CEDC was the primary beneficiary. CEDC consolidated the Whitehall Group as a business combination as of May 23, 2008, on the basis that the Whitehall Group was a Variable Interest Entity (“VIE”) and the Company had been assessed as being the primary beneficiary. Included within the Whitehall Group is a 50/50 joint venture with Möet Hennessy. This joint venture is accounted for using the equity method and is recorded on the face of the balance sheet as Equity method investment in affiliates interest initially recorded at fair value on the face of the balance sheet. The Company is currently in negotiations with Moet Hennessy concerning the future of the joint venture, following our acquisition of control of the Whitehall Group.

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

Share Based Payments

Grant-date fair value of stock options is estimated using a lattice-binomial option-pricing model. We recognize compensation cost for awards over the vesting period. The majority of our stock options have a vesting period between one to three years.

See Note 13 to our Consolidated Financial Statements for more information regarding stock-based compensation.

Recently Issued Accounting Pronouncements

In July 2010, FASB issued guidance that provides for additional financial statement disclosure regarding financing receivables, including the credit quality and allowance for credit losses associated with such assets. This guidance is generally effective for interim and annual periods beginning after December 15, 2010, with certain disclosures effective for interim and annual periods ending on or after December 31, 2010. We will fully adopt this guidance in the 2011 first quarter, and we do not currently believe that the implementation will have any impact on our results of operations and financial condition.

The FASB issued new disclosure requirements that require the disaggregation of the Level 3 fair value measurement reconciliations into separate categories for significant purchases, sales, issuances, and settlements. We will fully adopt this guidance in the 2011 first quarter, and we do not currently believe that the implementation will have any impact on our results of operations and financial condition.

In December 2010, the FASB issued new guidance on performing goodwill impairment tests. The new guidance eliminates the option to exclude liabilities that are part of the capital structure of the reporting unit when calculating the carrying value of the reporting unit. We will fully adopt this guidance in the 2011 first quarter, and we are currently evaluating the impact of the implementation on our results of operations and financial condition.

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $575 million	$5.8 million gain/loss

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Central European Distribution Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Central European Distribution Corporation (“CEDC” or the “Company”) and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 3 and 4 to the consolidated financial statements, the Company changed the presentation of its distribution business to discontinued operations and the method of accounting of the Whitehall Group from consolidation to the equity method in 2010.

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

/s/ PricewaterhouseCoopers Sp. z o.o.
Warsaw, Poland

March 1, 2011

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED BALANCE SHEET

Amounts in columns expressed in thousands

(except share and per share information)

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$122,324	$126,439
Restricted cash	0	481,419
Accounts receivable, net of allowance for doubtful accounts of $20,357 and $10,066 respectively	478,379	475,126
Inventories	93,678	92,216
Prepaid expenses and other current assets	35,202	33,302
Loans granted	0	1,608
Loans granted to affiliates	0	7,635
Deferred income taxes	80,956	82,609
Debt issuance cost	2,739	7,078
Current assets of discontinued operations	0	267,561

Total Current Assets	813,278	1,574,993
Intangible assets, net	627,342	773,222
Goodwill, net	1,450,273	1,484,072
Property, plant and equipment, net	201,477	215,916
Deferred income taxes	44,028	27,123
Equity method investment in affiliates	243,128	244,504
Debt issuance costs	16,656	17,492
Non-current assets of discontinued operations	0	101,778

Total Non-Current Assets	2,582,904	2,864,107

Total Assets	$3,396,182	$4,439,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$114,958	$113,006
Bank loans and overdraft facilities	45,359	81,053
Income taxes payable	5,102	3,827
Taxes other than income taxes	182,232	208,784
Other accrued liabilities	55,070	91,435
Short-term obligations under Senior Notes	0	363,688
Current portions of obligations under capital leases	758	481
Deferred consideration	5,000	160,880
Current liabilities of discontinued operations	0	194,761

Total Current Liabilities	408,479	1,217,915
Long-term debt, less current maturities	0	106,043
Long-term obligations under capital leases	1,175	480
Long-term obligations under Senior Notes	1,250,758	1,225,292
Long-term accruals	2,572	3,214
Deferred income taxes	168,527	198,174
Non-current liabilities of discontinued operations	0	2,820

Total Long Term Liabilities	1,423,032	1,536,023
Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 70,752,670 and 69,411,845 shares issued at December 31, 2010 and December 31, 2009, respectively)	708	694
Additional paid-in-capital	1,343,639	1,296,391
Retained earnings	160,250	264,917
Accumulated other comprehensive income of continuing operations	60,224	82,994
Accumulated other comprehensive income of discontinued operations	0	40,316
Less Treasury Stock at cost (246,037 shares at December 31, 2010 and December 31, 2009, respectively)	(150)	(150)

Total CEDC Stockholders’ Equity	1,564,671	1,685,162
Noncontrolling interests in subsidiaries	0	0

Total Equity	1,564,671	1,685,162

Total Liabilities and Stockholders’ Equity	$3,396,182	$4,439,100

The accompanying notes are an integral part of the consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in columns expressed in thousands

(except per share information)

	Year ended December 31,
	2010	2009	2008
Sales	$1,573,702	$1,532,352	$1,289,963
Excise taxes	(862,165)	(842,938)	(718,721)
Net Sales	711,537	689,414	571,242
Cost of goods sold	383,671	340,482	321,274

Gross Profit	327,866	348,932	249,968

Operating expenses	219,609	144,158	114,607
Impairment charges	131,849	20,309	0

Operating Income / (loss)	(23,592)	184,465	135,361

Non operating income / (expense), net
Interest expense, net	(104,866)	(73,468)	(47,810)
Other financial income / (expense), net	6,773	25,193	(123,801)
Amortization of deferred charges	0	(38,501)	0
Other non operating expenses, net	(13,572)	(934)	(488)

Income/(loss) before taxes, equity in net income from unconsolidated investments	(135,257)	96,755	(36,738)

Income tax benefit/(expense)	28,114	(18,495)	(1,382)
Equity in net earnings/(losses) of affiliates	14,254	(5,583)	1,168

Income / (loss) from continuing operations	(92,889)	72,677	(36,952)

Discontinued operations
Income / (loss) from operations of distribution business	(11,815)	9,410	27,203
Income tax benefit / (expense)	37	(1,050)	(5,169)

Income / (loss) on discontinued operations	(11,778)	8,360	22,034

Net income / (loss)	(104,667)	81,037	(14,918)

Less: Net income attributable to noncontrolling interests in subsidiaries	0	2,708	3,680
Net income /(loss) attributable to CEDC	($104,667)	$78,329	($18,598)

Income / (loss) from continuing operations per share of common stock, basic	($1.32)	$1.35	($0.84)
Income / (loss) from discontinued operations per share of common stock, basic	($0.17)	$0.16	$0.50

Net income / (loss) from operations per share of common stock, basic	($1.49)	$1.51	($0.34)

Income / (loss) from continuing operations per share of common stock, diluted	($1.32)	$1.35	($0.84)
Income / (loss) from discontinued operations per share of common stock, diluted	($0.17)	$0.15	$0.49

Net income / (loss) from operations per share of common stock, diluted	($1.49)	$1.50	($0.34)

The accompanying notes are an integral part of the consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

Amounts in columns expressed in thousands

(except per share information)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumu- -lated other comprehen- sive income of continuing operations	Accumu- -lated other comprehen- sive income of discontinued operations	Non- controlling interest in subsidiaries	Total
	Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2007	40,566	$406	246	($150)	$429,554	$205,186	$155,753	$26,976	$481	$818,206

Net income / (loss) for 2008	0	0	0	0	0	(16,591)	0	0	3,680	(12,911)
Foreign currency translation adjustment	0	0	0	0	0	0	(194,923)	2,304	10,445	(182,174)

Comprehensive income for 2008	0	0	0	0	0	(16,591)	(194,923)	2,304	14,125	(195,085)
Common stock issued in public placement	3,576	36	0	0	233,809	0	0	0	0	233,845
Common stock issued in connection with options	121	1	0	0	5,739	0	0	0	0	5,740
Common stock issued in connection with acquisitions	3,082	30	0	0	134,601	0	0	0	0	134,631
Balance at December 31, 2008 (as reported)	47,345	$473	246	($150)	$803,703	$188,595	($39,170)	$29,280	$14,606	$997,337

Adoption of ASC 470-20	0	0	0	0	12,787	(2,007)	0	0	0	10,780
Balance at December 31, 2008 (as adjusted)	47,345	$473	246	($150)	$816,490	$186,588	($39,170)	$29,280	$14,606	$1,008,117

Net income for 2009	0	0	0	0	0	78,329	0	0	2,708	81,037
Foreign currency translation adjustment	0	0	0	0	0	0	122,164	11,036	(4,018)	129,182

Comprehensive income / (loss) for 2009	0	0	0	0	0	78,329	122,164	11,036	(1,310)	210,219
Common stock issued in public placement	17,935	179	0	0	486,967	0	0	0	0	487,146
Common stock issued in connection with options	63	1	0	0	4,634	0	0	0	0	4,635
Common stock issued in connection with acquisitions	4,069	41	0	0	81,156	0	0	0	0	81,197
Acquisition of Russian Alcohol Group	0	0	0	0	0	0	0	0	50,000	50,000
Purchase of Russian Alcohol Group shares from noncontrolling interest	0	0	0	0	(29,401)	0	0	0	(52,382)	(81,783)
Purchase of Whitehall Group shares from noncontrolling interest	0	0	0	0	(20,195)	0	0	0	0	(20,195)
Gross up on trademarks in Parliament	0	0	0	0	0	0	0	0	15,993	15,993
Purchase of Parliament Group shares from noncontrolling interest	0	0	0	0	(43,260)	0	0	0	(26,907)	(70,167)
Balance at December 31, 2009	69,412	$694	246	($150)	$1,296,391	$264,917	$82,994	$40,316	$0	$1,685,162

Net (loss) for 2010	0	0	0	0	0	(104,667)	0	0	0	(104,667)
Foreign currency translation adjustment	0	0	0	0	0	0	(22,770)	(40,316)	0	(63,086)

Comprehensive (loss) for 2010	0	0	0	0	0	(104,667)	(22,770)	(40,316)	0	(167,753)
Common stock issued in connection with options	263	3	0	0	5,915	0	0	0	0	5,918
Common stock issued in connection with acquisitions	1,078	11	0	0	41,333	0	0	0	0	41,344
Balance at December 31, 2010	70,753	$708	246	($150)	$1,343,639	$160,250	$60,224	$0	$0	$1,564,671

The accompanying notes are an integral part of the consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Amounts in columns expressed in thousands

	Twelve months ended December 31,
	2010	2009	2008
Cash flows from operating activities of continuing operations
Net income / (loss)	($104,667)	$81,037	($14,918)
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Net (income) / loss from discontinued operations	11,778	(8,360)	(22,034)
Depreciation and amortization	16,947	11,274	9,929
Deferred income taxes	(41,591)	(34,941)	(19,285)
Unrealized foreign exchange (gains) / losses	(2,911)	(38,760)	133,528
Cost of debt extinguishment	14,114	0	1,156
Stock options fair value expense	3,206	3,782	3,850
Dividends received	10,859	10,868	0
Hedge fair value revaluation	0	9,160	0
Equity (income)/loss in affiliates	(14,254)	5,583	(1,168)
Gain on fair value remeasurement of previously held equity interest	0	(32,727)	0
Impairment charge	131,849	20,309	0
Amortization of deferred charges	0	38,501	0
Other non cash items	21,970	(1,175)	2,025
Changes in operating assets and liabilities:
Accounts receivable	(19,812)	(21,433)	(84,480)
Inventories	(5,828)	35,590	8,745
Prepayments and other current assets	518	27,906	13,864
Trade accounts payable	5,243	(92,552)	27,952
Other accrued liabilities and payables	(56,807)	75,690	38,506

Net cash provided by / (used in) operating activities from continuing operations	(29,386)	89,752	97,670
Cash flows from investing activities of continuing operations
Investment in fixed assets	(6,194)	(16,080)	(19,652)
Proceeds from the disposal of fixed assets	0	3,874	2,325
Investment in trademarks	(6,000)	0	0
Changes in restricted cash	481,419	(481,419)	0
Purchase of financial assets	0	0	(103,500)
Disposal of subsidiaries	124,160	0	0
Acquisitions of subsidiaries, net of cash acquired	(135,964)	(573,504)	(548,799)

Net cash provided by / (used in) investing activities from continuing operations	457,421	(1,067,129)	(669,626)
Cash flows from financing activities of continuing operations
Borrowings on bank loans and overdraft facility	63,853	5,810	94,845
Borrowings on long-term bank loans	0	0	35,617
Payment of bank loans, overdraft facility and other borrowings	(174,251)	(112,084)	(23,131)
Payment of long-term borrowings	(19,098)	(265,517)	0
Net borrowings of Senior Secured Notes	67,561	929,569	0
Payment of Senior Secured Notes	(367,954)	0	(26,996)
Repayment of obligation to former shareholders	0	(28,814)	0
Hedge closure	0	(14,417)	0
Decrease in short term capital leases payable	0	(535)	(772)
Increase in short term capital leases payable	976	0	1,216
Issuance of shares in public placement	0	490,974	233,845
Transactions with equity holders	7,500	(7,876)	0
Net borrowings on Convertible Senior Notes	0	0	304,403
Options exercised	3,550	854	1,899

Net cash provided by / (used in) financing activities from continuing operations	(417,863)	997,964	620,926

Cash flows from discontinued operations
Net cash provided by / (used in) operating activities of discontinued operations	2,806	19,527	(655)
Net cash (used in) investing activities of discontinued operations	(330)	(2,596)	(2,920)
Net cash provided by / (used in) financing activities of discontinued operations	100	(11,656)	(8,032)

Net cash provided by/(used in) discontinued operations	2,576	5,275	(11,607)
Adjustment to reconcile the change in cash balances of discontinued operations	(2,576)	(5,275)	11,607
Currency effect on brought forward cash balances	(14,287)	21,213	(34,564)
Net increase / (decrease) in cash	(4,115)	41,800	14,406
Cash and cash equivalents at beginning of period	126,439	84,639	70,233

Cash and cash equivalents at end of period	$122,324	$126,439	$84,639

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$41,344	$81,197	$134,631

Supplemental disclosures of cash flow information
Interest paid	$111,535	$68,865	$52,734
Income tax paid	$29,544	$16,270	$33,865

The accompanying notes are an integral part of the consolidated financial statements.

1. Organization and Significant Accounting Policies

Organization and Description of Business

Central European Distribution Corporation (“CEDC”), a Delaware corporation, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. The Company is Central Europe’s largest integrated spirit beverages business. The Company is also the largest vodka producer by value and volume in Poland and Russia and produces the Absolwent, Zubrowka, Bols, Parliament, Green Mark, Soplica and Zhuravli brands, among others. In addition, it produces and distributes Royal Vodka, the number one selling vodka in Hungary. As well as sales and distribution of its own branded spirits, the Company is a leading exclusive importer of wines and spirits in Poland, Russia and Hungary. As disclosed further in the Notes, due to the sale of its distribution business completed on August 2, 2010 the Company has presented the distribution business in Poland as a discontinued operation in these restated financial statements for the year ended December 31, 2009.

Significant Accounting Policies

The significant accounting policies and practices followed by the Company are as follows:

Basis of Presentation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our Company consolidates all entities that we control. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies.

The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP).

Effective January 1, 2010, the Company adopted required changes to consolidation guidance for variable interest entities that require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity, or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, the required changes provide guidance on shared power and joint venture relationships, remove the scope exemption for qualified special purpose entities, revise the definition of a variable interest entity, and require additional disclosures. The adoption of this standard and its impact on Company’s financial statements is discussed further in the Note 3.

Effective January 1, 2009, we also adopted the following pronouncements which require us to retrospectively restate previously disclosed consolidated financial statements. As such, certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.

•

We adopted ASC Topic 470-20, “Debt with Conversion and Other Options” that is effective for our $310.0 million aggregate principal amount of 3.00% Convertible Senior Notes (“CSN”) we define as “Convertible Senior Notes” in the Note 9 and requires retrospective application for all periods presented. The ASC Topic 470-20 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability ($290.3 million as of the date of the issuance of the CSNs) and equity components ($19.7 million as of the date of the issuance of the CSNs) of the instrument. The debt component was recognized at the present value of its cash flows discounted using a 4.5% discount rate, our borrowing rate at the date of the issuance of the CSNs for a similar debt instrument without the conversion feature. The equity component, recorded as additional paid-in capital, was $12.8 million, which represents the difference between the proceeds from the issuance of the CSNs and the fair value of the liability, net of deferred taxes of $6.9 million as of the date of the issuance of the CSNs.

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

For the year ended December 31, 2010 and December 31, 2009, the additional pre-tax non-cash interest expense recognized in the consolidated statement of operations was $4.1 million and $3.9 million, respectively. Accumulated amortization related to the debt discount was $11.1 million and $7.0 million as of December 31, 2010 and December 31, 2009, respectively. The annual pre-tax increase in non-cash interest expense on our consolidated statements of operations to be recognized until 2013, the maturity date of the CSNs, is as follows (in thousands):

Pre-tax increase in non-cash interest expense
2011	4,282
2012	4,285

The Company has performed an evaluation of subsequent events through March 1, 2011, which is the date the financial statements were issued.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation and Transactions

For all of the Company’s subsidiaries the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. The Statements of Operations are translated at the average rate of exchange prevailing during the respective year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of stockholders’ equity. Transaction adjustments arising from operations as well as gains and losses from any specific foreign currency transactions are included in the reported net income/(loss) for the period.

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

The Company expenses de minimis amounts for $1,500 per fixed asset addition as incurred.

The Company periodically reviews its investment in tangible fixed assets and when indicators of impairment exist, an impairment loss is recognized. No impairments in tangible assets have been recognized in the accompanying financial statements.

Goodwill

Following the adoption of ASC Topic 805 and ASC Topic 350, goodwill and certain intangible assets having indefinite lives are no longer subject to amortization. Their book values are tested annually for impairment, or more frequently, if facts and circumstances indicate the need. Fair value measurement techniques, such as the discounted cash flow methodology, are utilized to assess potential impairments. The testing of goodwill is performed at each reporting unit level. In the discounted cash flow method, the Company discounts forecasted performance plans to their present value. The discount rate utilized is the weighted average cost of capital for the reporting unit. US GAAP requires the impairment test to be performed in two stages. If the first stage does not indicate that the carrying values of the reporting units exceeds it’s fair values, the second stage is not required. When the first stage indicates potential impairment, the company has to complete the second stage of the impairment test and compare the implied fair value of the reporting units’ goodwill to the corresponding carrying value of goodwill.

Intangible assets other than Goodwill

Intangible assets consist primarily of acquired trademarks relating to well established brands, and as such have been deemed to have an indefinite life. In accordance with ASC Topic 350, intangible assets with an indefinite life are not amortized but are reviewed at least annually for impairment. Additional intangible assets include the valuation of customer contracts arising as a result of acquisitions, these intangible assets are amortized over their estimated useful life of 8 years.

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

As of December 31, 2010, we had approximately $1,450.2 million of goodwill and $627.3 million of intangible assets, net, on our balance sheet. Substantially all of our intangible assets comprise trademark rights to various brands, which were capitalized as part of the purchase price allocation process in connection with our acquisitions of Bols, Polmos Bialystok, Parliament and Russian Alcohol. As these brands are well established they have been assessed to have an indefinite life and, accordingly, are not amortized but rather assessed for impairment.

In order to establish the fair value of intangible assets with indefinite lives, the Company has performed tests of impairment of goodwill and indefinite lived intangible assets, which required the use of estimates. We calculated the fair market value of these assets using a discount cash flow approach and based our calculations as at December 31, 2010 on the following assumptions:

•

Risk free rates for Poland, Russia and Hungary used for calculation of discount rate were based upon current market rates of long term Polish Government Bonds rates, long term Russian Government Bonds rates and long term Hungarian Government Bonds. When estimating discount rates to be used for the calculation we have taken into account current market conditions in Poland, Russia and Hungary separately. As a result of our assumptions and calculations, we have determined discount rates of 7.60%, 11.96% and 9.41% for Poland, Russia and Hungary, respectively. Factoring in a deviation of 10 basis points for the discount rate as compared to management’s estimate, there would still be no need for an impairment charge against goodwill.

•

We have tested goodwill for impairment separately for the following reporting units: Poland Vodka Production, Poland Import, Hungary Distribution, Russia Vodka Production (including Parliament and Russian Alcohol).

•	We estimated the growth rates in projecting cash flows for each of our reporting group separately, based on a detailed five year plan related to each reporting unit.

•

We estimated the terminal value growth rates for our indefinite lived intangible assets within the range from 1.0% to 2.5% and for goodwill from 1.5% to 2.5% individually for each of the reporting group. Factoring in a deviation of 10 basis points for the terminal value growth rate as compared to management’s estimate, there would still be no need for an impairment charge against goodwill and further charge for the indefinite lived intangibles.

Based upon the above analysis performed and due to the continued lower performance of certain brands as compared to expectations in 2010, primarily Absolwent and Bols, the Company has determined that the fair market value of the trademarks related to these brands has deteriorated. We therefore recorded an impairment charge of $131.8 million during the fourth quarter of 2010 that included an impairment to the carrying values of our trademarks related predominately to the Absolwent and Bols brand in Poland.

Taking into account estimations supporting our calculations under current market trends and conditions we believe that no goodwill impairment charge is considered necessary through the date of the accompanying financial statements.

Equity investments

If the Company is not required to consolidate its investment in another company, the Company uses the equity method if the Company can exercise significant influence over the other company. Under the equity method, investments are carried at cost, plus or minus the Company’s equity in the increases and decreases in the investee’s net assets after the date of acquisition and certain other adjustments. The Company’s share of the net income or loss of the investee is included in equity in earnings of equity method investees in the Company’s Consolidated Statements of Operations.

Revenue Recognition

Revenues of the Company include sales of its own produced spirit brands, imported wine, beer and spirit brands as well as other third party alcoholic products purchased locally, the sale of each of these revenues streams are all processed and accounted for in the same manner. For all of its sources of revenue, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price charged is fixed or determinable and collectability is reasonably assured. This generally means that revenue is recognized when title to the products are transferred to our customers. In particular, title usually transfers upon shipment to or receipt at our customers’ locations, as determined by the specific sales terms of the transactions.

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

Revenue Dilution

As part of normal business terms with customers, the Company provides for additional discounts and rebates off our standard list price for all of the products we sell. These revenue reductions are documented in our contracts with our customers and are typically associated with annual or quarterly purchasing levels as well as payment terms. These rebates are divided into on-invoice and off-invoice discounts. The on-invoice reductions are presented on the sales invoice and deducted from the invoice gross sales value. The off-invoice reductions are calculated based on the analysis performed by management and are provided for in the same period the related sales are recorded. Discounts or fees that are subject to contractual based term arrangements are amortized over the term of the contract. For the years ended December 31, 2010, 2009 and 2008, the Company recognized $172.9 million, $112.8 million and $77.2 million of off invoice rebates as a reduction to net sales, respectively.

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

Shipping and Handling Costs

Where the Company has incurred costs in shipping goods to its warehouse facilities these costs are recorded as part of inventory and then to costs of goods sold. Shipping and handling costs associated with distribution are recorded in operating expenses. The dollar amounts of shipping and handling costs associated with distribution were $19.0 million, $45.5 million and $56.0 million for the fiscal years ended December 31, 2008, 2009, and 2010, respectively. The significant year to year increase is primarily due to the Company’s acquisition of Russian Alcohol which we started consolidating since second quarter of 2009.

Accounts Receivable

Accounts receivables are recorded based on the invoice price, inclusive of VAT (sales tax), and where a delivery note has been signed by the customer and returned to the Company. The allowances for doubtful accounts are based upon the aging of the accounts receivable, whereby the Company makes an allowance based on a sliding scale. The Company typically does not provide for past due amounts due from large international retail chains (hypermarkets and supermarkets) as there have historically not been any issues with collectability of these amounts. However, where circumstances require, the Company will also make specific provisions for any excess not provided for under the general provision. When an evidence is delivered to the Company regarding the non-recovery of a receivable, the Company then charges the unrecoverable amount to the accumulated allowance.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	December 31, 2010	December 31, 2009
Raw materials and supplies	$26,847	$31,220
In-process inventories	3,314	2,914
Finished goods and goods for resale	63,517	58,082

Total	$93,678	$92,216

Because of the nature of the products supplied by the Company, great attention is paid to inventory rotation. The number of days in inventory decreased from at approximately 97 days as of December 31, 2009 to approximately 90 days as of December 31, 2010. Where goods are estimated to be obsolete or unmarketable they are written down to a value reflecting the net realizable value in their relevant condition.

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

The option exercise price for stock options granted under the Incentive Plan may not be less than fair value but in some cases may be in excess of the closing price of the Common Stock on the date of grant. The Company uses the stock option price based on the closing price of the Common Stock on the day before the date of grant if such price is not materially different than the opening price of the Common Stock on the day of the grant. Stock options may be exercised up to 10 years after the date of grant except as otherwise provided in the particular stock option agreement. Payment for the shares must be in cash, which must be received by the Company prior to any shares being issued. Stock options granted to directors and officers as part of an employee employment contract vest after 2 years. Stock options granted to general employees as part of a loyalty program vest after three years. The Incentive Plan was approved by CEDC shareholders during the annual shareholders meeting on April 30, 2007 to replace the Company’s 1997 Stock Incentive Plan (the “Old Stock Incentive Plan”), which expired in November 2007. The Stock Incentive Plan will expire in November 2017. The terms and conditions of the Stock Incentive Plan are substantially similar to those of the Old Stock Incentive Plan.

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

Comprehensive Income/(Loss)

Comprehensive income/(loss) is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income/(loss) includes net income/(loss) adjusted by, among other items, foreign currency translation adjustments. The translation gains/(losses) on the translation from foreign currencies (primarily the Polish zloty and Russian ruble) to U.S. dollars are classified separately as a component of accumulated other comprehensive income included in stockholders’ equity.

As of December 31, 2010, the Polish zloty and Russian ruble exchange rates used to translate the balance sheet weakened compared to the exchange rate as of December 31, 2009, and as a result a loss to comprehensive income was recognized.

Segment Reporting

The Company primarily operates in one industry segment, the production and sale of alcoholic beverages. As a result of the Company’s expansion in 2008 and 2009 into new geographic areas, namely Russia, the Company has implemented a segmental approach to the business based upon geographic locations.

Net Income/(loss) per Common Share

Net income per common share is calculated in accordance with ASC Topic 260 “Earnings per Share.” Basic earnings/(loss) per share (EPS) are computed by dividing income/(loss) available to common shareholders by the weighted-average number of common shares outstanding for the year. The stock options and warrants discussed in Note 13 were included in the computation of diluted earnings/(losses) per common share (Note 19).

Recently Issued Accounting Pronouncements

In July 2010, FASB issued guidance that provides for additional financial statement disclosure regarding financing receivables, including the credit quality and allowance for credit losses associated with such assets. This guidance is generally effective for interim and annual periods beginning after December 15, 2010, with certain disclosures effective for interim and annual periods ending on or after December 31, 2010. We will fully adopt this guidance in the 2011 first quarter, and we do not currently believe that the implementation will have any impact on our results of operations and financial condition.

The FASB issued new disclosure requirements that require the disaggregation of the Level 3 fair value measurement reconciliations into separate categories for significant purchases, sales, issuances, and settlements. We will fully adopt this guidance in the 2011 first quarter, and we do not currently believe that the implementation will have any impact on our results of operations and financial condition.

In December 2010, the FASB issued new guidance on performing goodwill impairment tests. The new guidance eliminates the option to exclude liabilities that are part of the capital structure of the reporting unit when calculating the carrying value of the reporting unit. We will fully adopt this guidance in the 2011 first quarter, and we are currently evaluating the impact of the implementation on our results of operations and financial condition.

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

Under requirements of ASC Topic 810-10 “Consolidation” a change in ownership interests that does not result in change of control is considered an equity transaction. The identifiable net assets as of December 31, 2009 remain unchanged and any difference between the amount by which the NCI is adjusted, and the fair value of the consideration paid is recognized directly in equity and attributed to the controlling interest. Thus we have recorded the 15% increase in ownership interests of Copecresto as a transaction within equity. As a result of this transaction, NCI in Copecresto decreased by $26.9 million together with decrease in Additional Paid In Capital of $43.3 million, which was offset by cash outflow of $70.2 million.

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

Russian Alcohol Group as of April 24, 2009
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

The following table sets forth the unaudited pro forma results of operations of the Company for the year periods ended December 31, 2009 and 2008. The unaudited pro forma results of operations give effect to the Company’s acquisitions as if they occurred on January 1, 2009 and 2008. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	Year ended December 31, 2009	Year ended December 31, 2008
Net sales	$770,204	$1,151,898
Net income	$47,063	$138,813

Net income per share data:
Basic earnings per share of common stock	$0.88	$3.15
Diluted earnings per share of common stock	$0.87	$3.15

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

Adoption of the requirements of ASC Topic 810 resulted as of December 31, 2009 in a net decrease in assets of $108 million, liabilities of $85 million and non-controlling interest of $23 million As of December 31, 2010 we continue to hold 50% minus one vote of the voting power and 80% of the total economic shares of

Whitehall. However, on February 7, 2011, the Company and Mark Kaufman entered into a definitive Share Sale and Purchase Agreement (the “SPA”) and registration rights agreement (the “Registration Rights Agreement”), as to which the terms of each were agreed by the parties on November 29, 2010

Pursuant to the SPA, among other things and upon the terms and subject to the conditions contained therein, on February 7, 2011 (a) Polmos (i) received 1,500 Class B shares of Peulla Enterprises Limited, a private limited liability company organized under the laws of Cyprus and the parent of WHL Holdings Limited (“Peulla”), representing the remainder of the economic interests in Peulla not owned by Polmos and (ii) delivered to Seller and Kaufman an aggregate $68.5 million in cash in immediately available funds; and (b) the Company (i) received 3,751 Class A shares of Peulla, representing the remainder of the voting interests in Peulla not owned by the Company or Polmos and (ii) issued to Kaufman 959,245 shares of the Company’s common stock, par value $0.01 per share (the “Share Consideration”). The issued shares had an aggregate value of $23.0 million based on the 30 day volume weighted average price of a share of our common stock on the day prior to the closing. In addition, if the aggregate value of such shares (based on the lower of the trading price of a share of our common stock or the 10 day volume weighted average price) is less than $23.0 million on the day prior to filing a registration statement for resale of the shares or the day shares are sold under Rule 144 of the Securities Act, the recipient of such shares is entitled to a payment in cash equal to such difference in value. Such amount is not yet determinable.

4. Discontinued operations

For the purpose of financial reporting we analyzed the requirements of US-GAAP (mainly ASC 360-10 PP&E and ASC 205-20 Presentation of Financial Statements) and concluded that as of March 31, 2010, the Company’s distribution business met the required criteria defined in these standards and therefore it was necessary to present its distribution business, described below, as a component held for sale and as discontinued operations. There were no changes in that determination in the following periods until the sales transaction date of August 2, 2010.

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

On August 2, 2010 the Company has closed the sale of 100% of its distribution business and under the terms of the Preliminary Agreement, the Total Consideration was deposited into an escrow account to be released upon deletion of security by Eurocash; in any event, 75% of the Total Consideration would be released to the Company 90 days following the transaction closing date. The escrow was released on September 23, 2010.

In addition, On April 8, 2010, the Company also entered into a Distribution Agreement with Eurocash pursuant to which Eurocash will distribute the Company’s portfolio of brands and exclusive import brands in Poland for a period of six years.

During the year ended December 31, 2010 the Company recorded an impairment charge related to goodwill upon the sale of the distribution business of 80.8 Polish zlotys ($28.2 million). The results of the distribution business are included in earnings from discontinued operations, net of taxes, for all periods presented.

As already mentioned above, on August 2, 2010 the Company has closed the sale of 100% of its distribution business in Poland to Eurocash SA for a purchase price of 378.6 million Polish zlotys in cash, on a debt free, cash free basis, after all price adjustments. As shown in the table below resulting from disposal the Company realized in the three month period ended September 30, 2010 a gain on sale amounting to $35.2 million being the difference between the value of the net assets of the disposed business decreased by costs associated directly to disposal and cash received by the Company.

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

	Year ended December 31,
	2010	2009	2008
Net sales	$348,898	$633,394	$907,668
Earnings/(losses) from operations before taxes	(18,812)	9,410	27,203
Gain on disposal of discontinued operations	35,165	0	0
Taxes on earnings—operations	37	(1,050)	(5,169)
Goodwill Impairment	(28,168)	0	0

Earnings/(losses) from discontinued operations	($11,778)	$8,360	$22,034

The following table includes the consolidated assets and liabilities of the distribution business that have been segregated and classified as assets held for sale and liabilities related to assets held for sale, as appropriate, in the consolidated condensed balance sheets as at December 31, 2009.

December 31, 2009
Cash	$14,253
Trade receivables	136,077
Inventories	104,391
Prepaid expenses and Other receivables	12,840

Total current assets	267,561
Plant and equipment, net	13,828
Goodwill	87,117
Intangible assets, net	833

Total noncurrent assets	101,778
Payables and accrued liabilities	178,902
Current portion long-term debt	15,859

Total current liabilities	194,761
Long-term debt	2,500
Other long term liabilities	320

Total noncurrent liabilities	2,820
Accumulated other comprehensive income	$40,316

5. Allowances for Doubtful Accounts

Changes in the allowance for doubtful accounts during each of the three years in the period ended December 31, were as follows:

	Year ended December 31,
	2010	2009	2008
Balance, beginning of year	$10,066	$11,768	$16,077
Effect of FX movement on opening balance	1,770	454	(2,824)
Provision for bad debts—reported in statement of operations	8,521	5,194	(907)
Charge-offs, net of recoveries	0	(7,350)	(578)

Balance, end of year	$20,357	$10,066	$11,768

6. Property, plant and equipment

Property, plant and equipment, presented net of accumulated depreciation in the consolidated balance sheets, consists of:

	December 31,
	2010	2009
Land and buildings	$112,660	$112,680
Equipment	$125,705	123,983
Motor vehicles	$16,496	15,886
Motor vehicles under lease	$2,915	1,886
Computer hardware and software	$15,428	17,761

Total gross book value	273,204	272,196
Less—Accumulated depreciation	(71,727)	(56,280)

Total	$201,477	$215,916

7. Goodwill

Goodwill, presented net of accumulated amortization in the consolidated balance sheets, consists of:

	December 31,
	2010	2009	2008
Balance at January 1,	$1,484,072	$502,441	$479,594
Impact of foreign exchange	(33,799)	109,141	(85,063)
Acquisition through business combinations	0	872,490	107,910

Balance at December 31,	$1,450,273	$1,484,072	$502,441

In the fourth quarter of 2009 the Company adjusted the value of goodwill recognized on the acquisition of Russian Alcohol due to new information as noted below.

In April 2009, when CEDC restructured its buyout agreement for Russian Alcohol with Lion and the initial put/call structure was replaced with a series of option payments that transferred ownership (“Option Agreement”) of Russian Alcohol to CEDC over time, the management incentive program was also revised between Lion and its managers. At the time Lion communicated to CEDC that the cost of this incentive payment would be approximately $20 million. Therefore in the revised option agreement it was agreed that Russian Alcohol would fund the payment of up to $20 million and any payment over this would be covered directly by Lion. At that point in time CEDC viewed the payment of $20 million payable over the period of the Option Agreement as fixed and viewed this part of the effective purchase price of Russian Alcohol. However full information on this was not available at the time of the original PPA in April 2009, therefore this expense was not allocated. Upon obtaining full clarity on this at year end, the Company believes it should have been originally allocated to goodwill and therefore the goodwill was increased for this amount less $4 million of deferred tax asset in the fourth quarter of 2009.

When CEDC revised the purchase structure of Russian Alcohol to accelerate the option payments and acquire the remaining amount on November 19, 2009, the payment of the Management Incentive program was also accelerated with the full amount of payment ($20 million) materializing in January 2010.

Moreover the Company decreased the goodwill for the amount of $6.6 in the fourth quarter of 2009. This relates to change of deferred tax liability resulting from an error in the initial goodwill calculation.

8. Intangible Assets other than Goodwill

The major components of intangible assets are:

	December 31, 2010	December 31, 2009
Non-amortizable intangible assets:
Trademarks	$759,070	$795,543
Impairment	($131,849)	(22,589)

Total	627,221	772,954

Amortizable intangible assets:
Customer relationships	815	847
Less accumulated amortization	(694)	(579)
Total	121	268

Total intangible assets	$627,342	$773,222

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

The Company recognized impairment charges of $131.8 million for the twelve months ended December 31, 2010 related predominately to the Abwolent brand in Poland and an impairment charge $20.3 million for the twelve months ended December 31, 2009 related to the Bols brand in Poland.

Estimated aggregate future amortization expenses for intangible assets that have a definite life are as follows:

2011	$121
2012	0
2013	0
2014	0
2015 and above	0

Total	$121

9. Equity method investments in affiliates

We hold the following investments in unconsolidated affiliates:

		Carrying Value
	Type of affiliate	December 31, 2010	December 31, 2009
Whitehall Group	Equity-Accounted Affiliate	$243,128	$244,504

	Total Carrying value	$243,128	$244,504

The Company has a 80% economic interest and an effective voting interests of 49% in Whitehall Group and a voting interest of 25% in the Moet Hennessy joint venture, which is included in Whitehall Group. On February 7, 2011 the acquisition of the remaining portion of the Whitehall Group not owned was completed, with the Whitehall Group continuing to own the 50% stake in the joint venture.

The Company received $10.9 million of dividends from Whitehall Group during the year ended December 31, 2010.

The summarized financial information of investments are shown in the below table with the balance sheet financial information reflecting the Whitehall Group and its joint venture with Moet Hennessy consolidated under the equity method as of December 31, 2010. The results from operations for the years ended December 31, 2009 include the results of Whitehall Group and its joint venture with Moet Hennessy together with the results of Russian Alcohol that was presented under the equity method until April 24, 2009.

	Total December 31, 2010	Total December 31, 2009
Current assets	$142,256	$129,737
Noncurrent assets	101,329	93,137
Current liabilities	101,966	86,067
Noncurrent liabilities	0	7,635

	Total Year ended December 31, 2010	Total Year ended December 31, 2009
Net sales	$185,807	$259,592
Gross margin	62,798	108,717
Operating profit	15,598	(17,450)
Income from continuing operations	17,818	(23,372)
Net income	17,818	(23,372)
Net income/(loss) attributable to CEDC	14,254	(5,583)

10. Accrued liabilities

The major components of accrued liabilities are:

	December 31,
	2010	2009
Operating accruals	$45,213	$91,273
Accrued interest	9,857	162

Total	$55,070	$91,435

Operating accruals as of December 31, 2009 include the $20 million accrual for cash bonuses paid to certain members of the current and former management team of Russian Alcohol, which were due to be paid upon a change of control to CEDC and accrued interest of $12 million paid when the Senior Secured Notes due 2012 were repaid in January, 2010.

11. Borrowings

Bank Facilities

On December 17, 2010, the Company entered into a term and overdraft facilities Agreement (the “Credit Facility”) with Bank Handlowy w Warszawie S.A., as Agent, Original Lender and Security Agent, and Bank Zachodni WBK S.A., as Original Lender. The Credit Facility provides for a credit limit of up to 330.0 million Polish zloty (or approximately $ 111.5 million) which may be disbursed as one term loan and two overdraft facilities to be used to (i) refinance existing credit facilities and (ii) finance general business purposes of the Borrowers. On December 20, 2010, the Company drew approximately 130.0 million Polish zloty (or approximately $43.9 million), and used the net proceeds to repay previous loan facilities with other lenders.

The term loan initially bore interest at a rate equal to a margin of 2.25% plus the Warsaw Interbank Rate plus the percentage per annum reflecting certain mandatory costs payable by the Lenders. The term loan matures

48 months after the date on which the advance is made. As of December 31, 2010, the Company had utilized approximately 130.0 million Polish zloty ($43.9 million) of the Term Loan. The overdraft facilities initially bore interest at a rate equal to a margin of 1.25% plus the Warsaw Interbank Rate plus the percentage per annum reflecting certain mandatory costs payable by the Lenders. The overdraft facilities mature 12 months after the date on which the term loan advance is made. As of December 31, 2010, the Company did not have any outstanding amounts under the overdraft facilities, and 200.0 million Polish zloty ($67.6 million) remained available under the overdraft facilities.

The Credit Facility contains certain customary affirmative and negative covenants that, among other things, limit or restrict our ability to merge, dissolve, liquidate or consolidate, make acquisitions and investments, dispose of or transfer assets, change the nature of our business or incur additional indebtedness, in each case, subject to certain qualifications and exceptions.

In addition, the Credit Facility contains certain financial covenants, which include, but are not limited to, a minimum ratio of EBITDA to fixed charges (the “Consolidated Coverage Ratio”) of 2:1 and a maximum ratio of total debt less cash to EBITDA (the “Net Leverage Ratio”) of (i) 5:1 for the Calculation Period (defined below) ending on December 31, 2010 and March 31, 2011, (ii) 4.5:1 for the Calculation Period ending on June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2012, (iii) 4:1 for the Calculation Period ending on June 30, 2012 and September 30, 2012, (iv) 3.5:1 for the Calculation Period ending on December 31, 2012 and March 31, 2013 and (v) 3:1 for each subsequent Calculation Period. The Consolidated Coverage Ratio and the Net Leverage Ratio are each calculated at the end of each period of twelve months immediately preceding the last day of each of our fiscal quarters (each a “Calculation Period”).

As of December 31, 2010, primarily due to the factors that negatively affected our 2010 financial performance discussed above, including introductory costs associated with the launch of Biala, increased raw spirit prices due to the summer drought in Russia and Eastern Europe and our inability to obtain excise stamps in our primary production in Russia in the fourth quarter of 2010, our Consolidated Coverage Ratio was approximately 1.7 and our Net Leverage Ratio was approximately 6.4. We were therefore not in compliance with the Consolidated Coverage Ratio covenant and the Net Leverage Ratio covenant as of December 31, 2010.

On February 28, 2011 we entered into a letter agreement with Bank Handlowy w Warszawie S.A. and Bank Zachodni WBK S.A. (the “Letter Agreement”) pursuant to which and subject to the terms and conditions contained therein, the parties agreed, among other things, to waive any breach of the Consolidated Coverage Ratio covenant and the Net Leverage Ratio covenant relating to the measurement period ending on December 31, 2010, and amended these ratios for purposes of the measurement period ending on March 31, 2011 to 1.28:1 and 8.35:1, respectively. As a result of the Letter Agreement, our failure to comply with the Consolidated Coverage Ratio covenant and the Net Leverage Ratio covenant as of December 31, 2010 did not result in a default under the Credit Facility. We continue to work with our lenders under the Credit Facility to seek a further amendment to these ratios for future measurement periods, and we and our lenders have agreed to cooperate in good faith to reach agreement on revised terms and conditions of the Credit Facility by June 30, 2011. Although we cannot provide any definitive assurances as to future compliance with these ratios, we currently expect to satisfy these ratios, as amended by the Letter Agreement, for the measurement period ending on March 31, 2011; however, absent a further amendment to the facility, we currently project that we would not satisfy either of the ratios as of the remaining measurement periods in 2011. In addition to any rights our lenders have under the Credit Facility, if we have not agreed revised terms with our lenders by June 30, 2011, the Letter Agreement provides that they will have the right at any time on or after July 29, 2011 to declare the facility due and payable.

In connection with the Letter Agreement, we have agreed to pay a one-time waiver fee of PLN 3.3 million (approximately US$1.15 million). In addition, we have agreed with our lenders that the amount available to us under the overdraft facilities included in the Credit Facility is reduced to PLN 120 million (approximately US$41.6 million) and the margins on our term loan and overdraft facilities will be increased (with effect from

March 1, 2011) to 4.25% and 3.25%, respectively, and the margin on letters of credit issued thereunder will be increased to 2.50%. The amount available to us under the overdraft facilities may be increased, and the margins may be decreased, at the sole discretion of the lenders after completion of a due diligence process. As of the date hereof, $7.3 million was outstanding under the overdraft facility.

If we fail to satisfy the Consolidated Coverage Ratio or the Net Leverage Ratio in any future measurement period thereunder, and such failure is not waived or cured, it could result in acceleration of the related debt and acceleration of debt under other instruments that include cross-acceleration or cross-default provisions including if the amount of indebtedness accelerated exceeds US$30.0 million, the indentures for our senior secured notes due 2016 and our convertible senior notes. We may seek alternative financing whether or not we reach a satisfactory agreement with our lenders in respect of the Credit Facility. Such financing may include equity and/or debt financing, which may be secured, and we may seek to repay all or a portion of the Credit Facility with proceeds of such financing or a combination of such proceeds and cash on hand. We have a right to prepay the term facility in whole or in part, at any time on 10 business days notice. We cannot assure you whether, or on what terms, such transactions may be available to us, and such availability and our view as to the advisability of engaging in any such transaction or combination of transactions will depend upon, among other things, market, economic, business and other conditions and expectations then existing.

Additionally as of December 31, 2010, full amount of $41.5 million remained available under overdraft facilities from Pekao S.A,and BRE Bank with maturity dates on April 30, 2011 and February 24, 2011 respectively.

As of December 31, 2010 Bols Hungary full amount of $0.5 million remained available under overdraft facilities from ING Bank.

Senior Secured Notes due 2012

In connection with the Bols and Polmos Bialystok acquisitions, on July 25, 2005 the Company completed the issuance of €325 million 8% Senior Secured Notes due 2012 (the “2012 Notes”), of which approximately €245 million remained payable as of December 31, 2009. On January 4, 2010, the final redemption for these 2012 Notes was completed and all funds were remitted to the note holders, discharging the Company of all remaining obligations.

As of December 31, 2009, the Company had accrued interest of $12.2 million related to the 2012 Notes, that was paid together with the principal amount and 4% premium on early repayment on January 4, 2010.

	December 31, 2010	December 31, 2009
Senior Secured Notes due 2012	$0	$365,989
Fair value bond mark to market	0	(301)
Unamortized portion of closed hedges	0	(2,000)

Total	$0	$363,688

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

As of December 31, 2010 the Company had accrued interest of $2.7 million related to the Convertible Senior Notes, with the next coupon due for payment on March 15, 2011.

	December 31, 2010	December 31, 2009
Convertible Senior Notes	$310,000	$312,711
Unamortized debt discount	(2,311)	(3,121)
Debt discount related to ASC 470-20	(8,567)	(12,665)

Total	$299,122	$296,925

Senior Secured Notes due 2016

On December 2, 2009, the Company issued $380 million 9.125% Senior Secured Notes due 2016 and €380 million 8.875% Senior Secured Notes due 2016 (the “2016 Notes”) in an unregistered offering to institutional investors. The Company used a portion of the net proceeds from the 2016 Notes to redeem the Company’s outstanding 2012 Notes, having an aggregate principal amount of €245,440,000 on January 4, 2010. The remainder of the net proceeds from the 2016 Notes was used to (i) purchase Lion Capital’s remaining equity interest in Russian Alcohol by exercising the Lion Option and the Co-Investor Option, pursuant to the terms and conditions of the Lion Option Agreement and the Co-Investor Option Agreement, respectively (ii) repay all amounts outstanding under the Russian Alcohol credit facilities; and (iii) repay certain other indebtedness.

On December 9, 2010 the Company issued additional €50 million 8.875% Senior Secured Notes due 2016 (the “2016 Notes”) in an unregistered offering to institutional investors. The Company used the net proceeds from the additional 2016 Notes to repay its term loans and overdraft facilities with Bank Handlowy w Warszawie S.A and Bank Zachodni WBK S.A.

As of December 31, 2010 the Company had accrued interest of $7.1 million related to the Senior Secured Notes due 2016, with the next coupon due for payment on June 1, 2011.

	December 31, 2010	December 31, 2009
Senior Secured Notes due 2016	$955,296	$934,410
Unamortized debt discount	(3,660)	(6,043)

Total	$951,636	$928,367

Total borrowings as disclosed in the financial statements are:

	December 31, 2010	December 31, 2009
Short term bank loans and overdraft facilities for working capital	$45,359	$60,000
Short term obligations under Senior Secured Notes	0	363,688
Short term bank loans for share tender	0	21,053

Total short term bank loans and utilized overdraft facilities	45,359	444,741

Long term bank loans for share tender	0	63,158
Long term obligations under Senior Secured Notes	951,636	928,367
Long term obligations under Convertible Senior Notes	299,122	296,925
Other total long term debt, less current maturities	0	42,885

Total debt	$1,296,117	$1,776,076

The full amount of the short term obligations under Senior Secured Notes were fully repaid on January 4, 2010 as part of the redemption noted above

December 31, 2010
Principal repayments for the following years
2011	$45,359
2012	0
2013	299,122
2014	0
2015 and beyond	951,636

Total	$1,296,117

12. Income and Deferred Taxes

The Company operates in several tax jurisdictions primarily: the United States of America, Poland, Hungary and Russia. All subsidiaries file their own corporate tax returns as well as account for their own deferred tax assets and liabilities. The Company does not file a tax return in United States based upon its consolidated income, but does file a return in the United States based on the statements of operations for transactions occurring in the United States of America.

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

The Company files income tax returns in the U.S., Poland, Hungary, Russia, as well as in various other countries throughout the world in which we conduct our business. The major tax jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2005 in the U.S., 2005 in Poland and Hungary and 2007 in Russia.

	Year ended December 31,
	2010	2009	2008
Tax at statutory rate	($47,340)	$33,864	($12,858)
Tax rate differences	18,279	(15,259)	6,751
Valuation allowance for net operating losses	(29,675)	(2,611)	4,590
Permanent differences	30,622	2,501	2,899

Income tax expense	($28,114)	$18,495	$1,382

Total income tax payments during 2010, 2009 and 2008 were $29,544 thousand, $16,270 thousand and $33,865 thousand respectively. CEDC has paid no U.S. income taxes and has net operating U.S. loss carry-forward totaling $37,169 thousand.

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2010	2009	2008
Deferred tax assets
Accrued expenses, deferred income and prepaid, net	$11,163	$15,693	$16,133
Allowance for doubtful accounts receivable	6,493	6,252	434
Russian Alcohol acquisition	66,797	42,769	0
Unrealized foreign exchange losses	8,510	13,386	18,945
Net operating loss carry-forward benefit, Expiring in 2010—2026—gross	70,596	45,910	18,595
NOL’s valuation allowance	(35,778)	(4,380)	(6,991)

Net deferred tax asset	$127,781	$119,630	$47,116

Deferred tax liability
Trademarks	110,832	140,592	106,485
Unrealized foreign exchange gains	535	12,266	3,585
Remeasurement of previously held equity interest in Russian Alcohol	47,354	49,182	0
Timing differences in finance type leases	349	0	7
Deferred income	276	563	526
ASC 470 impact	2,998	4,433	5,805
Other	8,980	1,036	882

Net deferred tax liability	$171,324	$208,072	$117,290

Total net deferred tax asset	127,781	119,630	47,116
Total net deferred tax liability	171,324	208,072	117,290
Total net deferred tax	(43,543)	(88,442)	(70,174)
Classified as
Current deferred tax asset	80,956	82,609	23,426
Non-current deferred tax asset	44,028	27,123	12,885
Non-current deferred tax liability	(168,527)	(198,174)	(106,485)

Total net deferred tax	($43,543)	($88,442)	($70,174)

Tax losses can be carried forward for the following periods:

Hungary*	Unrestricted period
U.S.	20 years
Russia	10 years
Poland	5 years

*	In some circumstances the Tax Office’s permission to carry the loss forward is required.

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

A summary of the Company’s stock option and restricted stock units activity, and related information for the twelve month periods ended December 31, 2010, 2009 and 2008 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2008	1,253,037	$22.02
Granted	234,375	$56.88
Exercised	(120,849)	$15.60
Forfeited	(16,312)	$21.83

Outstanding at December 31, 2008	1,350,252	$28.65
Exercisable at December 31, 2008	1,033,225	$22.19

Outstanding at January 1, 2009	1,350,252	$28.65
Granted	200,625	$19.94
Exercised	(59,827)	$14.27
Forfeited	(9,500)	$60.92

Outstanding at December 31, 2009	1,481,550	$27.85
Exercisable at December 31, 2009	1,051,550	$23.18

Outstanding at January 1, 2010	1,481,550	$27.85
Granted	82,000	$28.70
Exercised	(194,650)	$18.83
Forfeited	(68,500)	$31.39

Outstanding at December 31, 2010	1,300,400	$29.06
Exercisable at December 31, 2010	970,450	$30.78

Nonvested restricted stock units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2008	35,830	$34.73
Granted	38,129	$66.52
Vested	(600)	$34.51
Forfeited	(4,804)	$48.75

Nonvested at December 31, 2008	68,555	$51.42

Nonvested at January 1, 2009	68,555	$51.42
Granted	25,009	$24.89
Vested	(2,740)	$34.51
Forfeited	(11,750)	$45.00

Nonvested at December 31, 2009	79,074	$44.63

Nonvested at January 1, 2010	79,074	$44.63
Granted	49,752	$27.34
Vested	(22,100)	$34.66
Forfeited	(27,576)	$46.81

Nonvested at December 31, 2010	79,150	$35.82

Nonvested restricted stock	Number of Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2010	0	$0.00
Granted	46,001	$29.84
Vested	0	$0.00
Forfeited	0	$0.00

Nonvested at December 31, 2010	46,001	$29.84

During 2010, the range of exercise prices for outstanding options was $1.13 to $60.92. During 2010, the weighted average remaining contractual life of options outstanding was 5.3 years. Exercise prices for options exercisable as of December 31, 2010 ranged from $1.13 to $60.92.

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of December 31, 2010, the Company has not changed the terms of any outstanding awards.

During the year ended December 31, 2010, the Company recognized compensation cost of $3.2 million and a related deferred tax asset of $0.54 million.

As of December 31, 2010, there was $2.0 million of total unrecognized compensation cost related to non-vested stock options, restricted stock and restricted stock units granted under the Plan. The costs are expected to be recognized over a weighted average period of 24 months through 2011-2013.

Total cash received from exercise of options during the year ended December 31, 2010 amounted to $3.7 million.

For the year period ended December 31, 2010, the compensation expense related to all options was calculated based on the fair value of each option grant using the binomial distribution model. The Company has never paid cash dividends and does not currently have plans to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on average of implied and historical volatility projected over the remaining term of the options. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	2010	2009
Fair Value	$12.57	$8.07
Dividend Yield	0%	0%
Expected Volatility	68.2%	47.3% - 80.4%
Weighted Average Volatility	68.2%	57.6%
Risk Free Interest Rate	3% - 5%	4% - 5%
Expected Life of Options from Grant	3.2	3.2

14. Commitments and Contingent Liabilities

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

The Polmos Bialystok Acquisition

As part of the Share Purchase Agreement related to the October 2005 Polmos Bialystok Acquisition, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish zloty during the six years after the acquisition was consummated. As of December 31, 2010, the Company had invested 75.8 million Polish zloty (approximately $25.6 million) in Polmos Bialystok.

The Whitehall Acquisition

On February 7, 2011, the Company and Mark Kaufman entered into a definitive Share Sale and Purchase Agreement and registration rights agreement as to which the terms of each were agreed by the parties on November 29, 2010

Pursuant to the SPA, among other things and upon the terms and subject to the conditions contained therein, on February 7, 2011 (a) Polmos (i) received 1,500 Class B shares of Peulla Enterprises Limited, a private limited liability company organized under the laws of Cyprus and the parent of WHL Holdings Limited (“Peulla”), representing the remainder of the economic interests in Peulla not owned by Polmos and (ii) delivered to Seller and Kaufman an aggregate $68.5 million in cash in immediately available funds; and (b) the Company (i) received 3,751 Class A shares of Peulla, representing the remainder of the voting interests in Peulla not owned by the Company or Polmos and (ii) issued to Kaufman 959,245 shares of the Company’s common stock, par value $0.01 per share (the “Share Consideration”). The issued shares had an aggregate value of $23.0 million based on the 30 day volume weighted average price of a share of our common stock on the day prior to the closing. In addition, if the aggregate value of such shares (based on the lower of the trading price of a share of our common stock or the 10 day volume weighted average price) is less than $23.0 million on the day prior to filing a registration statement for resale of the shares or the day shares are sold under Rule 144 of the Securities Act, the recipient of such shares is entitled to a payment in cash equal to such difference in value. Such amount is not yet determinable. Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file with the SEC an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the Share Consideration (the “Registration Statement”) as promptly as possible. The Company is required to use its reasonable best efforts to have the Registration Statement declared effective by the SEC as promptly as practicable and, in any event, no later than 30 days after the date of issuance.

Operating Leases and Rent Commitments

The Company makes rental payments for real estate, vehicles, office, computer, and manufacturing equipment under operating leases. The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of December 31, 2010:

2011	$8,477
2012	8,990
2013	9,533
2014	10,112
2015	10,733
Thereafter	11,395

Total	$59,240

During the fourth quarter of 2010, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease as of December 31, 2010 are as follows:

2011	$758
2012	1,175
2013	0

Gross payments due	$1,933
Less interest	(155)

Net payments due	$1,778

Supply contracts

The Company has various agreements covering its sources of supply, which, in some cases, may be terminated by either party on relatively short notice. Thus, there is a risk that a portion of the Company’s supply of products could be curtailed at any time.

Licenses and permits

We are currently required to have various permits and licenses to produce and import products, maintain and operate our warehouses, and distribute our products to wholesalers. Some of these licenses in Russia are scheduled to expire in 2011. Many of these permits and licenses, such as our general permit for wholesale trade, must be renewed when they expire. A delay in renewal could have an effect on our business, however we are currently unable to estimate the impact of any potential delays on our financial statements, should such delays take place.

15. Stockholders’ Equity

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

16. Interest income / (expense), net

For the year ended December 31, 2010, and 2009 respectively, the following items are included in Interest income / (expense), net:

	Year ended December 31,
	2010	2009	2008
Interest income	$4,450	$10,930	$9,848
Interest expense	(109,316)	(84,398)	(57,658)

Total interest (expense), net	($104,866)	($73,468)	($47,810)

17. Other non-operating income / (expense)

For the year ended December 31, 2010, 2009 and 2008, respectively, the following items are included in Other financial income / (expense):

	Year ended December 31,
	2010	2009	2008
Early redemption call premium	($14,115)	$0	$0
Write-off of unamortized offering costs	(4,076)	0	0
Dividend received	7,642	0	0
Professional service expense related to the sale of the distribution	(2,000)	0	0
Other gains / (losses)	(1,023)	(934)	(488)

Total other non operating income / (expense), net	($13,572)	($934)	($488)

Total other non operating expenses increased by $12.7 million, from $0.9 million for the twelve months ended December 31, 2009 to $13.6 million for the twelve months ended December 31, 2010. This increase is mainly a result of the one-time charge of $14.1 million related to the early call premium when the Senior Secured Notes due 2012 were repaid early in January 2010. Further increase was due to the write-off of the unamortized offering costs related to the Senior Secured Notes due 2012 as well as the professional services expense incurred in connection with the sale of the distribution business in Poland which was offset with the dividend received. The table below summarizes the split of other non operating expenses.

18. Other financial income / (expense)

For the year ended December 31, 2010, 2009 and 2008, the following items are included in Other financial income / (expense):

	Year ended December 31,
	2010	2009	2008
Foreign exchange impact related to foreign currency financing	$5,046	$23,659	($165,294)
Foreign exchange impact related to long term Notes receivable	0	17,400	34,328
Hedge closure	0	(2,979)	0
Early redemption costs connected with debt facility	0	(13,916)	0
Other gains / (losses)	1,727	1,029	7,165

Total other financial income / (expense), net	$6,773	$25,193	($123,801)

19. Earnings/(loss) per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Twelve months ended December 31,
	2010	2009	2008
Basic:
Income / (loss) from continuing operations attributable to CEDC	($92,889)	$72,677	($36,952)
Income / (loss) on discontinued operations	(11,778)	8,360	22,034

Net income / (loss)	($104,667)	$81,037	($14,918)

Weighted average shares of common stock outstanding (used to calculate basic EPS)	70,058	53,772	44,088
Net effect of dilutive employee stock options based on the treasury stock method	216	208	657

Weighted average shares of common stock outstanding (used to calculate diluted EPS)	70,274	53,980	44,745
Net income / (loss) per common share—basic:
Continuing operations	($1.32)	$1.35	($0.84)
Discontinued operations	($0.17)	$0.16	$0.50

	($1.49)	$1.51	($0.34)

Net income / (loss) per common share—diluted:
Continuing operations	($1.32)	$1.35	($0.84)
Discontinued operations	($0.17)	$0.15	$0.49

	($1.49)	$1.50	($0.34)

As of December 31, 2008, the Company excluded 657 thousand shares from the above EPS from continuing operations calculation because they would have had antidilutive impact for the 2008 period presented.

Employee stock options grants have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during the twelve months periods ended December 31, 2010, 2009 and 2008. In addition there is no adjustment to fully diluted shares related to the Convertible Senior Notes as the average market price was below the conversion price for the period.

20. Fair value measurements

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash and cash equivalents, restricted cash, equity method investment in affiliates—the carrying amount approximates fair value because of the short maturity of those instruments.

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

The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting policies in Note 1 and include the recently issued accounting pronouncement described in Note 1. Transactions between segments consist primarily of sales of products and are accounted for at cost plus an applicable margin, and are eliminated on the consolidation.

The Company’s areas of operations are principally in Poland, Russia and Hungary. Revenues are attributed to countries based on the location of the selling company.

	Segment Net Revenues Year ended December 31,
	2010	2009	2008
Segment
Poland	$220,411	$258,727	$397,961
Russia	460,605	394,102	129,799
Hungary	30,521	36,585	43,482

Total Net Sales	$711,537	$689,414	$571,242

	Operating Income Year ended December 31,
	2010	2009	2008
Segment
Poland before fair value adjustments	$33,550	$67,675	$95,178
Gain on remeasurement of previously held equity interests, net off amortized discount of deferred consideration	0	63,605	0
Contingent consideration true-up	0	(15,000)	0
Impairment charge	(131,849)	(20,309)	0

Poland after fair value adjustments	(98,299)	95,971	95,178
Russia	77,732	90,696	39,745
Hungary	5,442	6,149	7,641
Corporate Overhead
General corporate overhead	(5,261)	(4,570)	(3,353)
Option Expense	(3,206)	(3,781)	(3,850)

Total Operating Income/(loss)	($23,592)	$184,465	$135,361

	Equity in the net income/(loss) of investees accounted for by the equity method Year ended December 31,
	2010	2009	2008
Segment
Poland	$0	$0	$0
Russia	14,254	(5,583)	1,168
Hungary	0	0	0

Total equity in the net income of investees accounted for by the equity method	$14,254	($5,583)	$1,168

	Depreciation/amortization and depletion expense Year ended December 31,
	2010	2009	2008
Segment
Poland	$2,123	$2,664	$3,399
Russia	5,467	3,442	1,401
Hungary	406	439	644
General corporate overhead	6	33	13

Total depreciation	$8,002	$6,578	$5,457

	Income tax Year ended December 31,
	2010	2009	2008
Segment
Poland	($47,954)	($630)	($6,539)
Russia	16,173	19,993	10,473
Hungary	785	329	1,328
General corporate overhead	2,882	(1,197)	(3,880)

Total income tax (benefit)/expense	($28,114)	$18,495	$1,382

	Identifiable Operating Assets
	December 31, 2010	December 31, 2009
Segment
Poland	$1,168,206	$1,348,131
Russia	2,189,694	2,269,098
Hungary	33,495	38,643
Corporate	4,787	389,319

Total Identifiable Assets	$3,396,182	$4,045,191

	Goodwill
	December 31, 2010	December 31, 2009
Segment
Poland	$387,448	$402,433
Russia	1,055,772	1,074,314
Hungary	7,053	7,325
Corporate	0	0

Total Goodwill	$1,450,273	$1,484,072

22. Subsequent Events

On February 4, 2011, pursuant to the agreement dated November 9, 2009 with Kylemore International Invest Corp. (“Kylemore”), an indirect minority stockholder of Russian Alcohol the Company paid amount of $5 million as a final settlement of Russian Alcohol acquisition.

On February 7, 2011, the Company and Mark Kaufman entered into a definitive Share Sale and Purchase Agreement (the “SPA”) and registration rights agreement (the “Registration Rights Agreement”), as to which the terms of each were agreed by the parties on November 29, 2010.

Pursuant to the SPA, among other things and upon the terms and subject to the conditions contained therein, on February 7, 2011 (a) Polmos (i) received 1,500 Class B shares of Peulla Enterprises Limited, a private limited liability company organized under the laws of Cyprus and the parent of WHL Holdings Limited (“Peulla”), representing the remainder of the economic interests in Peulla not owned by Polmos and (ii) delivered to Seller and Kaufman an aggregate $68.5 million in cash in immediately available funds; and (b) the Company (i) received 3,751 Class A shares of Peulla, representing the remainder of the voting interests in Peulla not owned by the Company or Polmos and (ii) issued to Kaufman 959,245 shares of the Company’s common stock, par value $0.01 per share (the “Share Consideration”). The issued shares had an aggregate value of $23.0 million based on the 30 day volume weighted average price of a share of our common stock on the day prior to the closing. In addition, if the aggregate value of such shares (based on the lower of the trading price of a share of our common stock or the 10 day volume weighted average price) is less than $23.0 million on the day prior to filing a registration statement for resale of the shares or the day shares are sold under Rule 144 of the Securities Act, the recipient of such shares is entitled to a payment in cash equal to such difference in value. Such amount is not yet determinable.

23. Quarterly financial information (Unaudited)

The Company’s net sales, gross profit, operating income and net income for 2010 and 2009 have been allocated to quarters using the same proportion as our previously reported data. The table below demonstrates the movement and significance of seasonality in the statements of operations. For further information, please refer to Item 6. Selected Financial Data.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2010	2009	2010	2009	2010	2009	2010	2009
Net sales	$149,806	$70,772	$175,597	$175,891	$157,760	$187,543	$228,374	$255,208
Seasonality	21.1%	10.3%	24.7%	25.5%	22.2%	27.2%	32.1%	37.0%
Gross profit	74,132	32,892	88,478	91,345	77,312	95,514	87,944	129,181
Gross profit %	49.5%	46.5%	50.4%	51.9%	49.0%	50.9%	38.5%	50.6%
Operating income / (loss)	25,254	12,376	41,226	242,630	29,073	27,018	(119,145)	(97,559)
Operating income %	-107.0%	6.7%	-174.7%	131.5%	-123.2%	14.6%	505.0%	-52.9%
Income / (loss) on discontinued operations	(34,873)	3,276	(7,922)	2,322	31,017	1,775	0	986
Net income / (loss)	($23,364)	($87,773)	($77,996)	$215,976	$99,896	$47,193	($103,203)	($94,359)
Net income / (loss) from operations per share of common stock, basic	($0.34)	($1.83)	($1.11)	$4.39	$1.42	$0.86	($1.46)	($1.51)
Net income / (loss) from operations per share of common stock, diluted	($0.34)	($1.83)	($1.11)	$4.37	$1.41	$0.85	($1.46)	($1.51)

For the quarters where net loss was recognized, the ”net income / (loss) from operations per share of common stock, diluted” was calculated without the net effect of dilutive employee stock option based on the treasury stock method, while it would have had antidilutive impact.

Seasonality is calculated as a percent of full year sales recognized in the relevant quarter.

24. Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
(In thousands)	2010	2009	2008
Net Sales to External Customers (a):
United States	$1,847	$1,257	$798
International
Poland	208,849	242,625	374,070
Russia	414,414	388,193	129,417
Hungary	30,818	36,585	43,482
Other	55,609	20,754	23,475

Total international	709,690	688,157	570,444

Total	$711,537	$689,414	$571,242

Long-lived assets (b):
United States	$17	$19	$51
International
Poland	631,684	760,237	709,274
Russia	483,312	499,532	420,402
Hungary	962	977	1,288

Total international	1,115,958	1,260,746	1,130,964

Total consolidated long-lived assets	$1,115,975	$1,260,765	$1,131,015

(a)	Net sales to external customers based on the location to which the sale was delivered.
(b)	Long-lived assets primarily consist of property, plant and equipment and trademarks.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Control and Procedures.

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

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15(d)-15(f) of the Securities Exchange Act of 1934). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.”

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

The information regarding our executive officers and directors required by this item is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on May 19, 2011. We will file our proxy statement for our 2010 annual meeting of stockholders within 120 days of December 31, 2010, our fiscal year-end.

Item 11.	Executive Compensation.

The information regarding executive compensation required by this item is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on May 19, 2011. We will file our proxy statement for our 2010 annual meeting of stockholders within 120 days of December 31, 2010, our fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information regarding security ownership of certain beneficial owners and management is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on May 19, 2011. We will file our proxy statement for our 2010 annual meeting of stockholders within 120 days of December 31, 2010, our fiscal year-end.

Item 13.	Certain Relationships and Related Transactions.

The information regarding certain relationships and related transactions required by this item is incorporated into this annual report by reference to our proxy statement for the annual meeting of stockholders to be held on May 19, 2011. We will file our proxy statement for our 2010 annual meeting of stockholders within 120 days of December 31, 2010, our fiscal year-end.

Item 14.	Principal Accountant Fees and Services.

The information regarding principal accountant fees and services required by this item is incorporated into this annual report by reference to the proxy statement for the annual meeting of stockholders to be held on May 19, 2011. We will file our proxy statement for our 2010 annual meeting of stockholders within 120 days of December 31, 2010, our fiscal year-end.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) The following consolidated financial statements of the Company and report of independent auditors are included in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2010

Consolidated Statements of Operations for the years ended December 31, 2008, 2009 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2009 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2009 and 2010

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

2.1†

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

2.3†

Share Purchase Agreement, dated July 11, 2005, by and among the State Treasury of the Republic of Poland, Carey Agri International-Poland Sp. z o.o. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 15, 2005 and incorporated herein by reference).

2.4†

Conditional Share Sale Agreement for Imperial Sp. z o.o. dated August 16, 2005 by and among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, and Tadeusz Walkuski (filed as Exhibit 2.11 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 and incorporated herein by reference).

2.5

Share Sale and Purchase Agreement, dated March 11, 2008, by and among White Horse Intervest Limited, William V. Carey, Central European Distribution Corporation, and Bols Sp. z o.o. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2008 and incorporated herein by reference).

2.6†

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
2.7

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

2.8

Amendment to Share Sale and Purchase Agreement, dated September 22, 2009, by and among White Horse Intervest, Limited, William V. Carey, Central European Distribution Corporation and Bols Sp. z o.o (filed as Exhibit 2.1 to the Periodic Report on Form 8-K filed with the SEC on September 28, 2009 and incorporated herein by reference).

2.9

Share Sale and Purchase Agreement, dated September 22, 2009, by and among Bols Sp. z o.o and White Horse Intervest Limited (filed as Exhibit 2.2 to the Periodic Report on Form 8-K filed with the SEC on September 28, 2009 and incorporated herein by reference).

2.10†

Amended and Restated Investment Commitment Letter, dated June 18, 2008, by and among Central European Distribution Corporation, Lion Capital LLP acting for and on behalf of each of Lion Capital Fund I L.P., Lion Capital Fund I A L.P., Lion Capital Fund I B L.P., Lion Capital Fund I C L.P., Lion Capital Fund I SBS L.P.; and Lion Capital (Guernsey) Limited c/o Aztec Financial Services filed as Exhibit 2.21 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

2.11†

Note Purchase and Share Sale Agreement, dated April 24, 2009, between Central European Distribution Corporation, Carey Agri International—Poland Sp. z o.o., Lion/Rally Cayman 2 and Lion/Rally Cayman 5 (filed as Exhibit 2.22 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

2.12†

Lion Option Agreement, dated November 19, 2009, by and among Central European Distribution Corporation, Carey Agri International—Poland Sp. z o.o., Lion Capital, Lion/Rally Cayman 4, Lion/Rally Cayman 5, Lion/Rally Cayman 6 and Lion Rally Cayman 7 L.P (filed as Exhibit 2.23 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

2.13†

Preliminary Agreement on Sale of Shares, dated as of April 8, 2010, by and between Eurocash S.A. and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 2.1 to the Periodic Report on Form 8-K filed with the SEC on April 14, 2010 and incorporated herein by reference).

2.14*†

Share Sale and Purchase Agreement, dated February 7, 2011, by and among Central European Distribution Corporation, Polmos Bialystok S.A., Barclays Wealth Trustees (Jersey) Limited, as trustee of the First National Trust and Mark Kaufman.

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
4.3

Supplemental Indenture, dated as of March 7, 2008, by and between Central European Distribution Corporation, as Issuer and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).

4.4

Registration Rights Agreement, dated March 13, 2008, by and between Central European Distribution Corporation and Direct Financing Limited (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2008 and incorporated herein by reference).

4.5

Registration Rights Agreement, dated October 21, 2008 by and between Central European Distribution Corporation and Barclays Wealth Trustees (Jersey) Limited (as Trustee of the First National Trust) (filed as Exhibit 4.9 to the Annual Report on Form 10-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

4.6

Registration Rights Agreement, dated May 7, 2009, between Central European Distribution Corporation, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 4.1 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

4.7

Warrant to purchase shares of common stock, dated June 30, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.2 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

4.8

Warrant to purchase shares of common stock, dated June 30, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.3 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

4.9

Warrant to purchase shares of common stock, dated June 30, 2009, issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.4 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

4.10

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

Exhibit Number	Exhibit Description
4.14

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

4.17

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

4.20

Form of Registration Rights Agreement, by and among Central European Distribution Corporation, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit.4.25 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011, and incorporated herein by reference).

4.21

First Supplemental Indenture, dated December 29, 2009, by and among Bravo Premium LLC, JSC Distillery Topaz, JSC “Russian Alcohol Group,” Latchey Limited, Limited Liability Company “The Trading House Russian Alcohol,” Lion/Rally Cayman 6, Lion/Rally Lux 1 S.A., Lion/Rally Lux 2 S.à r.l., Lion/Rally Lux 3 S.à r.l., Mid-Russian Distilleries, OOO First Tula Distillery, OOO Glavspirttirest, Pasalba Limited, Premium Distributors sp. z o.o., Sibirsky LVZ, as Additional Guarantors, CEDC Finance Corporation International, Inc., as Issuer, the entities listed on Schedule I thereto, as the existing Guarantors, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Polish Security Agent and TMF Trustee Limited, as Security Agent (filed as Exhibit.4.26 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011, and incorporated herein by reference).

4.22*

Second Supplemental Indenture, dated December 8, 2010, by and among CEDC Finance Corporation International, Inc., as Issuer, Central European Distribution Corporation and the entities listed on Schedule I thereto, as Guarantors, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Polish Security Agent and TMF Trustee Limited, as Security Agent.

4.23*	Registration Rights Agreement, dated February 7, 2011, between Central European Distribution Corporation and Mark Kaufman.

10.1	2007 Stock Incentive Plan (filed as Exhibit A to the definitive Proxy Statement as filed with the SEC on March 27, 2007, and incorporated herein by reference).

Exhibit Number	Exhibit Description
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

10.8	Deed of Tax Covenant, dated August 17, 2005, by and among Botapol Management B.V., Takirra Investment Corporation N.V., Rémy Cointreau S.A., Carey Agri International Poland Sp. z o.o. and Central European Distribution Corporation (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.9	Facility Agreement, dated December 21, 2007, among Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch, and Bank Polska Kasa Opieki S.A. and Carey Agri International-Poland Sp. z o.o. (filed as Exhibit 10.31 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008, and incorporated herein by reference).

10.10

Corporate Guarantee Agreement, dated December 21, 2007, between Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch, Bank Polska Kasa Opieki S.A. and Central European Distribution Corporation (filed as Exhibit 10.32 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008, and incorporated herein by reference).

10.11

Shareholders Agreement, dated March 13, 2008, among White Horse Intervest Limited, Bols Sp. z o.o., Central European Distribution Corporation and Copecresto Enterprises Limited (filed as Exhibit 10.51 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.12

Letter Agreement, dated May 22, 2008, between Central European Distribution Corporation and Pasalba Limited (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 29, 2008 and incorporated herein by reference).

10.13

Shareholders’ Agreement, dated July 8, 2008, by and among Central European Distribution Corporation, Lion/Rally Cayman 1 LP, Carey Agri International—Poland Sp. z o. o, Lion/Rally Carry ENG 1 LP and Lion/Rally Cayman 2 (filed as Exhibit 10.52 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.14

Instrument by way of Deed Constituting US$103,500,000 Unsecured Exchangeable Loan Notes, dated July 8, 2008, by and among Lion/Rally Cayman 2 and Lion/Rally Lux 1 S.A. and Lion/Rally Lux 3 S.a.r.l. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 15, 2008 and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.15

Shareholders’ Agreement, dated May 23, 2008, by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A. and Peulla Enterprises Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2008 and incorporated herein by reference).

10.16

Amendment No. 1 to Shareholders’ Agreement, dated February 24, 2009, by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A. and Peulla Enterprises Limited. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.17

Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.18

Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and Christopher Biedermann (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.19

Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and Evangelos Evangelou (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.20

Amended and Restated Employment Agreement, dated June 11, 2008, by and between Central European Distribution Corporation and James Archbold (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.21	Amended and Restated Executive Bonus Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.22

Facilities Agreement dated April 24, 2008 among Central European Distribution Corporation, Bols Sp. z o.o. and certain other subsidiaries of Central European Distribution Corporation, and Bank Zachodni WBK S.A. as lender (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 and incorporated herein by reference).

10.23

Labor Contract, dated April 1, 2008, between Parliament Distribution and Mr. Sergey Kupriyanov (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

10.24

Facilities Agreement, dated July 2, 2008, among Central European Distribution Corporation, Carey Agri International-Poland Sp. z o.o and certain other subsidiaries of Central European Distribution Corporation, and Bank Handlowy W Warszawie S.A. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

10.25

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
10.26

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

10.27

Amendment No. 1 to Shareholders’ Agreement, dated February 24, 2009, by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A., Central European Distribution Corporation and Peulla Enterprises Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009, and incorporated herein by reference).

10.28

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

10.29

Intercreditor Deed, dated July 10, 2008, between Lion/Rally Lux 2 S.A. R.L., Lion/Rally Lux 3 S.A. R.L., Pasalba Ltd, Nowdo Limited, Raiffeisen Zentralbank Oesterreich AG, The Law Debenture Trust Corporation p.l.c., the Issuing Bank, the Original Senior Lenders, the Original Intragroup Creditors, the Original Intragroup Debtors, the Original Hedge Provider, the Original Obligors, the Senior Lenders, the Intragroup Creditors, the Intragroup Debtors and the Hedge Providers (filed as Exhibit 10.53 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.30

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

10.31

Commitment Letter, dated April 24, 2009, between Central European Distribution Corporation, Lion Capital LLP, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 10.2 to the Periodic Report on Form 8-K filed with the SEC on April 30, 2009 and incorporated herein by reference).

10.32

Option Agreement, dated May 7, 2009, between Central European Distribution Corporation, Lion/Rally Cayman 4, Lion/Rally Cayman 5 and Lion/Rally Cayman 7 L.P (filed as Exhibit 10.6 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, and incorporated herein by reference).

10.33

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
10.34

Letter of Undertaking, dated April 24, 2009, between Central European Distribution Corporation, Lion Capital LLP, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 10.5 to the Periodic Report on Form 8-K filed with the SEC on April 30, 2009 and incorporated herein by reference).

10.35

Commitment Letter, dated July 29, 2009, between Central European Distribution Corporation, Lion/Rally Cayman 6 and Lion/Rally Cayman 7 (filed as Exhibit 10.1 to the Periodic Report on Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference).

10.36

Sale and Purchase Agreement, dated July 29, 2009, between Lion/Rally Cayman 6, Euro Energy Overseas Ltd., Altek Consulting Inc., Genora Consulting Inc., Lidstel Ltd., Pasalba Limited and Lion/Rally Lux 1 (filed as Exhibit 10.2 to the Periodic Report on Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference).

10.37

New Option Agreement, dated October 2, 2009 (as amended on October 30, 2009), between Central European Distribution Corporation, Lion/Rally Cayman 4, Lion/Rally Cayman 5 and Lion/Rally Cayman 7 L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 5, 2009 and incorporated herein by reference).

10.38

Agreement, dated November 9, 2009, by and among Lion/Rally Cayman 6, Kylemore International Invest Corp., Pasalba Limited, Lion/Rally Lux 1 and Central European Distribution Corporation (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 16, 2009 and incorporated herein by reference).

10.39

Letter Agreement, dated November 12, 2009, between Bank Polska Kasa Opieki S.A. and Carey Agri International-Poland Sp. z o.o. (filed as Exhibit 10.48 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.40

Letter Agreement, dated November 12, 2009, between Bank Handlowy w Warszawie S.A. and Carey Agri International-Poland Sp. z o.o (filed as Exhibit 10.49 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.41

Co-Investor Option Agreement, dated November 19, 2009, by and among Central European Distribution Corporation, Lion Capital, Lion/Rally Cayman 4, Lion/Rally Cayman 5, Cayman 6, Lion/Rally Cayman 7 L.P and Lion/Rally Cayman 8 (filed as Exhibit 10.50 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.42

Letter Agreement, dated November 25, 2009, between Bank Zachodni WBK S.A. and Bols Sp. z o.o (filed as Exhibit 10.52 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.43

Loan Agreement, dated December 2, 2009, by and between CEDC Finance Corporation International, Inc., as Lender and Carey Agri International—Poland Sp. z o.o., as Borrower (filed as Exhibit 10.53 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.44

Loan Agreement, dated December 2, 2009, by and between CEDC Finance Corporation International, Inc., as Lender and Jelegat Holdings Limited, as Borrower (filed as Exhibit 10.54 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.45

On-Loan Facility Agreement, dated December 1, 2009, by and between Jelegat Holdings Limited, as Lender, and Joint Stock Company “Distillery Topaz,” OOO “First Tula Distillery,” Bravo Premium LLC, Limited Liability Company “The Trading House Russian Alcohol,” Joint Stock Company “Russian Alcohol Group,” ZAO “Sibersky LVZ,” and Closed Joint Stock Company “Mid Russian Distilleries,” as Borrowers (filed as Exhibit 10.55 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.46

Form of Restricted Stock Award Agreement under 2007 Stock Incentive Plan (filed as Exhibit 10.56 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.47

Form of Restricted Stock Award Agreement under 2007 Stock Incentive Plan (filed as Exhibit 10.56 to the Annual Report on Form 10-K filed with the SEC on March 1, 2010 and incorporated herein by reference).

10.48

Amended and Restated Employment Agreement, dated January 1, 2010, by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.49

Amended and Restated Employment Agreement, dated January 1, 2010, by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.50

Amended and Restated Employment Agreement, dated January 1, 2010, by and between Central European Distribution Corporation and Christopher Biedermann (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.51

Amended and Restated Employment Agreement, dated January 1, 2010, by and between Central European Distribution Corporation and Evangelos Evangelou (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.52

Amended and Restated Employment Agreement, dated January 1, 2010, by and between Central European Distribution Corporation and James Archbold (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.53	Amended and Restated Executive Bonus Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.54*

Term and Overdraft Facilities Agreement, dated December 17, 2010, among Central European Distribution Corporation, as Original Guarantor, CEDC International sp. z o.o., Przedsiebiorstwo “Polmos” Bialystok S.A. and PWW sp. z o.o., as Borrowers, Bank Handlowy w Warszawie S.A., as Agent, Original Lender and Security Agent, and Bank Zachodni WBK S.A., as Original Lender.

10.55*	Loan Agreement, dated December 9, 2010, by and between CEDC Finance Corporation International, Inc., as Lender and CEDC International—Poland Sp. z o.o., as Borrower.

10.56*	First Amendment to Loan Agreement, dated December 21, 2010, by and between CEDC Finance Corporation International, Inc., as Lender and CEDC International—Poland Sp. z o.o., as Borrower.

21*	Subsidiaries of the Company.

23*	Consent of PricewaterhouseCoopers Sp. z o.o.

24.1	Power of Attorney. Included on signature page.

31.1*	Rule 13a-14(a) Certification of the CEO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the CFO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description
101

The following financial statements from Central European Distribution Corporation’s Annual Report on Form 10-Q for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
†	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon request.