Form 10-Q
period 2011-03-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2011-05-10
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

The number of shares outstanding of each class of the issuer’s common stock as of May 6, 2011 Common Stock ($.01 par value) 72,722,628

INDEX

		PAGE

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and as of December 31, 2010	1

	Condensed Consolidated Statements of Operations (unaudited) for the three month periods ended March 31, 2011 and March 31, 2010	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three month period ended March 31, 2011 and year ended December 31, 2010	3

	Condensed Consolidated Statements of Cash flow (unaudited) for the three month periods ended March 31, 2011 and March 31, 2010	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4	Controls and Procedures	29

PART II	OTHER INFORMATION	30

Item 6	Exhibits	30

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

All amounts are expressed in thousands

(except share information)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$168,112	$122,324
Accounts receivable, net of allowance for doubtful accounts of $34,056 and $20,357 respectively	296,513	478,379
Inventories	137,504	93,678
Prepaid expenses and other current assets	70,415	35,202
Deferred income taxes	87,849	80,956
Debt issuance costs	2,739	2,739

Total Current Assets	763,132	813,278

Intangible assets, net	684,844	627,342
Goodwill, net	1,832,878	1,450,273
Property, plant and equipment, net	221,584	201,477
Deferred income taxes	43,805	44,028
Equity method investment in affiliates	0	243,128
Debt issuance costs	16,042	16,656

Total Non-Current Assets	2,799,153	2,582,904

Total Assets	$3,562,285	$3,396,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$80,018	$114,958
Bank loans and overdraft facilities	72,496	45,359
Income taxes payable	3,325	5,102
Taxes other than income taxes	98,525	182,232
Other accrued liabilities	105,405	55,070
Current portions of obligations under capital leases	838	758
Deferred consideration	0	5,000

Total Current Liabilities	360,607	408,479

Long-term obligations under capital leases	1,096	1,175
Long-term obligations under Senior Notes	1,288,564	1,250,758
Long-term accruals	2,321	2,572
Deferred income taxes	183,000	168,527

Total Long-Term Liabilities	1,474,981	1,423,032

Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 72,716,235 and 70,752,670 shares issued at March 31, 2011 and December 31, 2010, respectively)	727	708
Additional paid-in-capital	1,367,509	1,343,639
Retained earnings	161,371	160,250
Accumulated other comprehensive income	197,240	60,224
Less Treasury Stock at cost (246,037 shares at March 31, 2011 and December 31, 2010, respectively)	(150)	(150)

Total Stockholders’ Equity	1,726,697	1,564,671

Total Liabilities and Stockholders’ Equity	$3,562,285	$3,396,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

All amounts are expressed in thousands

(except per share information)

	Three months ended March 31,
	2011	2010

Sales	$336,139	$330,894
Excise taxes	(179,428)	(181,088)
Net sales	156,711	149,806
Cost of goods sold	97,374	75,674

Gross profit	59,337	74,132

Operating expenses	57,877	48,878
Gain on remeasurement of previously held equity interests	(7,898)	0

Operating income	9,358	25,254

Non operating income / (expense), net
Interest expense, net	(26,852)	(25,676)
Other financial income, net	31,046	34,912
Other non operating expenses, net	(976)	(17,990)

Income before taxes and equity in net income from unconsolidated investments	12,576	16,500

Income tax expense	(2,641)	(3,170)
Equity in net losses of affiliates	(8,814)	(1,821)

Income from continuing operations	$1,121	11,509

Discontinued operations
Loss from operations of distribution business (including impairment charge of $28.2 million)	0	(34,722)
Income tax expense	0	(151)

Loss on discontinued operations	0	(34,873)

Net income / (loss)	$1,121	$(23,364)

Income from continuing operations per share of common stock, basic	$0.02	$0.17
Income / (loss) from discontinued operations per share of common stock, basic	$0.00	($0.50)
Net income / (loss) from operations per share of common stock, basic	$0.02	($0.34)

Income from continuing operations per share of common stock, diluted	$0.02	$0.17
Income / (loss) from discontinued operations per share of common stock, diluted	$0.00	($0.50)
Net income / (loss) from operations per share of common stock, diluted	$0.02	($0.34)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

All amounts are expressed in thousands

(except per share information)

					Additional Paid-in Capital	Retained Earnings	Accumu- -lated other comprehen- sive income of continuing operations	Accumu- -lated other comprehen- sive income of discontinued operations	Total
	Common Stock
	Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2009	69,412	$694	246	($150)	$1,296,391	$264,917	$82,994	$40,316	$1,685,162

Net loss for 2010	0	0	0	0	0	(104,667)	0	0	(104,667)
Foreign currency translation adjustment	0	0	0	0	0	0	(22,770)	(40,316)	(63,086)

Comprehensive loss for 2010	0	0	0	0	0	(104,667)	(22,770)	(40,316)	(167,753)
Common stock issued in connection with options	263	3	0	0	5,915	0	0	0	5,918
Common stock issued in connection with acquisitions	1,078	11	0	0	41,333	0	0	0	41,344
Balance at December 31, 2010	70,753	$708	246	($150)	$1,343,639	$160,250	$60,224	$0	$1,564,671

Net income for 2011 (unaudited)	0	0	0	0	0	1,121	0	0	1,121
Foreign currency translation adjustment (unaudited)	0	0	0	0	0	0	137,016	0	137,016

Comprehensive income for 2011 (unaudited)	0	0	0	0	0	1,121	137,016	0	138,137
Common stock issued in connection with options (unaudited)	66	0	0	0	758	0	0	0	758
Common stock issued in connection with acquisitions (unaudited)	1,897	19	0	0	23,112	0	0	0	23,131
Balance at March 31, 2011 (unaudited)	72,716	$727	246	($150)	$1,367,509	$161,371	$197,240	$0	$1,726,697

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

All amounts are expressed in thousands

	Three months ended March 31,
	2011	2010
Cash flows from operating activities of continuing operations
Net income / (loss)	$1,121	($23,364)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Net loss from discontinued operations	0	34,873
Depreciation and amortization	5,131	4,370
Deferred income taxes	725	(4,865)
Unrealized foreign exchange gains	(31,651)	(35,478)
Cost of debt extinguishment	0	14,114
Stock options fair value expense	693	859
Equity loss in affiliates	8,814	1,821
Gain on fair value remeasurement of previously held equity interest, net of deferred tax	(6,397)	0
Other non cash items	1,780	8,576
Changes in operating assets and liabilities:
Accounts receivable	268,051	169,635
Inventories	(5,197)	(11,121)
Prepayments and other current assets	(16,860)	(9,871)
Trade accounts payable	(83,645)	(34,494)
Other accrued liabilities and payables	(58,176)	(81,784)

Net cash provided by operating activities from continuing operations	84,389	33,271

Cash flows from investing activities of continuing operations
Purchase of fixed assets	(505)	(1,306)
Purchase of trademarks	(17,473)	(6,000)
Changes in restricted cash	0	481,419
Acquisitions of subsidiaries, net of cash acquired	(23,475)	(135,964)

Net cash (used in)/provided by investing activities from continuing operations	(41,453)	338,149

Cash flows from financing activities of continuing operations
Borrowings on bank loans and overdraft facility	0	18,568
Payment of bank loans, overdraft facility and other borrowings	(4,104)	(8,103)
Payment of Senior Secured Notes	0	(367,954)
Repayment of obligation to former shareholders	0	7,500
Decrease in short term capital leases payable	(102)	0
Increase in short term capital leases payable	0	9
Proceeds from options exercised	66	1,214

Net cash used in financing activities from continuing operations	(4,140)	(348,766)

Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	0	(9,303)
Net cash provided by investing activities of discontinued operations	0	328
Net cash provided by financing activities of discontinued operations	0	5,654

Net cash used in discontinued operations	0	(3,321)

Adjustment to reconcile the change in cash balances of discontinued operations	0	3,321
Currency effect on brought forward cash balances	6,992	(881)
Net increase in cash	45,788	21,773
Cash and cash equivalents at beginning of period	122,324	126,439

Cash and cash equivalents at end of period	$168,112	$148,212

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$23,131	$0

Supplemental disclosures of cash flow information
Interest paid	$6,329	$34,501
Income tax paid	$7,012	$5,678

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except share and per share information

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (“CEDC”), a Delaware corporation incorporated on September 4, 1997, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. We are one of the largest producers of vodka in the world and are Central and Eastern Europe’s largest integrated spirit beverages business, measured by total volume, with approximately 32.7 million nine-liter cases produced and distributed in 2010. Our business primarily involves the production and sale of our own spirit brands (principally vodka), and the importation on an exclusive basis of a wide variety of spirits, wines and beers. Our primary operations are conducted in Poland, Russia and Hungary. Additionally in 2010, we opened up a new operation in the Ukraine to import and sell our vodkas, primarily Green Mark, where we rose to an approximate 4% of market share by quarter end. We have seven manufacturing facilities located in Poland and Russia.

In Poland, we are one of the largest vodka producers with a brand portfolio that includes Absolwent, Zubrowka, Bols, Palace and Soplica brands, each of which we produce at our Polish distilleries. In addition, we produce Zubrowka Biala (White Zubrowka), which has become one of the fastest growing brands in the Polish market, since we launched it in November of 2010. We produce and sell vodkas primarily in three of four vodka sectors: premium, mainstream, and economy. In Poland, we also own and produce Royal, the top-selling vodka in Hungary.

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

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies. The subsidiaries’ financial statements have been adjusted to reflect accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2010, filed on March 1, 2011.

Our significant interim accounting policies include the recognition of a pro-rata share of certain estimated annual sales incentives, marketing, promotion and advertising costs, generally in proportion to sales, and the recognition of income taxes using an estimated annual effective tax rate.

3.	ACQUISITIONS

Russian Alcohol Acquisition

On February 4, 2011, pursuant to the agreement dated November 9, 2009, with Kylemore International Invest Corporation (“Kylemore”), an indirect minority stockholder of the Russian Alcohol Group (“Russian Alcohol”), the Company paid $5 million as a final settlement related to Russian Alcohol acquisition.

Whitehall Group Acquisition

On February 7, 2011, the Company entered into a definitive Share Sale and Purchase Agreement and registration rights agreement, in accordance with the terms that were agreed by the parties on November 29, 2010, and disclosed in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 29, 2010. Pursuant to these agreements, among other things and upon the terms and subject to the conditions contained therein, we received 20% of the economic and 51% of the voting interest in the Whitehall Group (“Whitehall”) previously not owned by us (currently the Company has full voting and economic ownership), as well as, the global intellectual property rights for the Kauffman Vodka brand. In exchange we paid total consideration of $92.9 million including $17.5 million for the intellectual property rights for the Kauffman Vodka brand.

The Company recorded contingent consideration representing the fair value of a right given to Mark Kauffman as a share price indemnity until the registration date. The provisional fair value of this contingent consideration was recorded at $1.7 million as of the acquisition date. This consideration was settled in the three month period ended March 31, 2011 through a payment by the Company of $0.7 million cash and the issuance of 938,501 additional shares to Mark Kauffman.

As a result of this transaction, the Company acquired full voting and economic control over Whitehall Group and changed the accounting treatment for its interest in Whitehall from the equity method of accounting to consolidation beginning on February 7, 2011.

Whitehall is one of the leading importers and distributors of premium wines and spirits in Russia. We believe that this acquisition will give the Company a significant base for further expansion and gaining expected synergies of the combined operations of the Company and Whitehall in the import market in Russia. The goodwill arising out of Whitehall acquisition is attributable to the ability that Whitehall provides us to develop into the leading importer of spirits in the Russian market.

At March 31, 2011, the Company accounted for the acquisition of Whitehall on a provisional basis. The Company is in the process of obtaining a third party valuation of contingent consideration and customer relationships. Details of the fair value of consideration transferred are presented in the following table:

Cash	$69,109
Common stock	22,101
Contingent consideration	1,723

Total Fair value of consideration transferred	92,933
Less: value of intellectual property rights to Kauffman Vodka brand	(17,473)

Total consideration paid for the remaining shares in Whitehall	$75,460

The provisional fair value of the net assets acquired in connection with Whitehall acquisition as of the acquisition date is:

ASSETS	Whitehall

Cash and cash equivalents	16,190
Accounts receivable	51,263
Inventories	30,700
Taxes	577
Other current assets	12,916
Property, plant and equipment	869
Intangible assets	8,723
Investments	17,871

Total Assets	$139,109

LIABILITIES

Trade accounts payable	38,887
Short term borrowings	27,835
Taxes	4,325
Deferred income taxes	13
Other accrued liabilities	11,735

Total Liabilities	$82,795

Net identifiable assets and liabilities	$56,314

The provisional amount of goodwill recognized at the acquisition date was calculated as follows:

Fair value of previously held equity interests	$250,156
Consideration paid for the remaining shares in Whitehall	75,460
Less: Net identifiable assets and liabilities	(56,314)

Goodwill	$269,302

The Company recognized a one-time gain on remeasurement of previously held equity interest in the amount of $7.9 million based on a discounted cash flow model with the following assumptions: (i) discount rate of 11.13%, (ii) terminal value growth rate of 3.5%, (iii) control premium of 10%. We estimated the growth rates in projecting cash flows based on a detailed five year plan.

The following table sets forth the unaudited pro forma results of operations of the Company for the three month periods ended March 31, 2011 and 2010. The unaudited pro forma results of operations give effect to the Company’s acquisitions as if they occurred on January 1, 2011 and 2010. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	Three months ended March 31,
	2011	2010

Net sales	$163,206	$173,456
Net income	$838	($25,288)

Net income per share data:
Basic earnings per share of common stock	$0.01	($0.36)
Diluted earnings per share of common stock	$0.01	($0.36)

Kauffman Vodka is one of the leading super-premium vodkas in Russia with a strong presence in top-end restaurants, hotels and key customers. The brand is also exported to high-end customers in over 25 countries The purchase price of intellectual property rights for the Kauffman Vodka brand was treated as a separate element of this transaction and its fair value was allocated based on discounted cash flow model with the following assumptions: (i) discount rate of 11.13%, (ii) terminal value growth rate of 3.0%. We estimated the growth rates in projecting cash flows based on a detailed five year plan. This was treated as a purchase of an intangible asset with an indefinite useful life. The Company considers the Kauffman Vodka brand to have a longstanding market-leader or high brand recognition within the top premium high price market segment in Russia. The Company has a long-term strategy associated to this brand and believes that Kauffmann Vodka has a significant value to the Company’s continuing operations in the top premium segment, and as such is an important factor in attracting and retaining customers. Based on the Company’s development strategy with respect to the usage of Kauffman Vodka brand it was concluded that it is not planned to discontinue this brand in the foreseeable future. Given the above, we have determined that the Kauffmann Vodka brand will generate cash flows for an indefinite period of time; therefore, we have concluded that the useful life of this band is indefinite.

4.	DISCONTINUED OPERATIONS

During the three month period ended March 31, 2010, the Company recorded an impairment charge related to goodwill upon the sale of the distribution business of 80.8 Polish zlotys ($28.2 million). The results of operations of the distribution business are included in loss from operations of distribution business net of taxes, for the three month period ended March 31, 2010.

On August 2, 2010, the Company sold its distribution business in Poland to Eurocash S.A. for a purchase price of 378.5 million Polish zlotys ($129.2 million) in cash, on a debt free, cash free basis, after all price adjustments.

The Company will continue to generate cash flows from the distribution business after its sale to Eurocash S.A. as the Company has signed a six year agreement with Eurocash S.A. for the distribution of certain products of CEDC’s portfolio including its own brands and other exclusive import brands in Poland. Management has concluded, however, that sales of products other than CEDC’s own brands constituted the significant portion of the distribution business. CEDC estimates that sales of its products through the transferred distribution network will not exceed 10% of the sales of the Company, on a consolidated basis. Management does not consider the cash flows expected to be generated under the distribution agreement with Eurocash S.A. to be significant in the future. Results of discontinued operations were as follows:

Three months ended March 31,
2010

Net sales	$155,018

Losses from operations before taxes	(6,554)
Gain on disposal of discontinued operations	0
Taxes on earnings — operations	(151)
Goodwill Impairment	(28,168)

Losses from discontinued operations	($34,873)

5.	SALE OF ACCOUNTS RECEIVABLE

On February 24, 2011, two subsidiaries of the Company, namely CEDC International Polska sp. z o.o. (“CEDC International”) and Polmos Białystok S.A (“Polmos Bialystok”), entered into factoring arrangements (“Factoring Agreements”) with ING Commercial Finance Polska (“ING Polska”) for the sale up to 290.0 million Polish zlotys (approximately $102.8 million) of receivables. The Factoring Agreements are ongoing agreements, which provide for two types of factoring, recourse and non-recourse factoring.

For the three months ended March 31, 2011, the Company sold receivables in the amount of $57.2 million and recognized a loss on the sale in the statement of operations in the amount of $0.2 million in respect of the non-recourse factoring. The Company has no continuing involvement with the sold non-recourse receivables.

6.	INTANGIBLE ASSETS OTHER THAN GOODWILL

The major components of intangible assets are:

	March 31, 2011	December 31, 2010
Non-amortizable intangible assets:
Trademarks	$676,456	$627,221
Amortizable intangible assets:
Customer relationships	9,477	815
Less accumulated amortization	(1,089)	(694)

Total	8,388	121

Total intangible assets	$684,844	$627,342

Management considers trademarks associated with high or market-leader brand recognition within their market segments to be indefinite-lived assets, based on the length of time they have existed, the comparatively high volumes sold and their general market positions relative to other products in their respective market segments.

Based on this and together with the evidence provided by analyses of vodka products life cycles, market studies, competitive and environmental trends, we believe that these trademarks will continue to generate cash flows for an indefinite period of time, and that the useful lives of these trademarks are therefore indefinite. In accordance with ASC Topic 350-30, intangible assets with an indefinite life are not amortized but are reviewed at least annually for impairment. These trademarks include Soplica, Zubrowka, Absolwent, Royal, Parliament, Green Mark, Zhuravli, Kauffman Vodka, Urozhay and the trademark rights to Bols Vodka in Poland, Hungary and Russia.

The change in the recorded book value of trademarks between March 31, 2011 and December 31, 2010 resulted mainly from the acquisition of the Kauffman Vodka trademark for $17.5 million and foreign exchange translation differences of $31.9 million caused by appreciation of Polish zloty against the U.S. dollar.

7.	EQUITY METHOD INVESTMENTS IN AFFILIATES

We held the following investments in unconsolidated affiliates:

		Carrying Value
	Type of affiliate	March 31, 2011	December 31, 2010
Whitehall	Equity-Accounted Affiliate	0	243,128

	Total Carrying value	$0	$243,128

As of December 31, 2010, the Company had an 80% economic interest and an effective voting interest of 49% in Whitehall and a voting interest of 25% in the Moet Hennessy joint venture (“MH”), which is included in Whitehall. On February 7, 2011, the acquisition of the remaining portion of Whitehall not previously owned was completed, with Whitehall continuing to own the 50% stake in MH. The Company changed the accounting treatment for its interest in Whitehall from the equity method of accounting to consolidation starting from February 7, 2011.

On March 30, 2011, the Company through its ownership of Whitehall sold its stake in MH to Moet Hennessey. As of the completion of this transaction, the Company will no longer have any direct ownership stake in MH, however, Whitehall will continue cooperation with Moet Hennessey Russia as a key distributor in the Russian market.

The Company received $10.9 million of dividends from Whitehall during the year ended December 31, 2010.

The summarized financial information of investments are shown in the below table with the balance sheet financial information reflecting Whitehall and MH accounted under the equity method as of December 31, 2010. The results from operations for the three months ended March 31, 2011 include the results of Whitehall from January 1, 2011 to February 7, 2011 and MH from January 1, 2011 to March 30, 2011.

	March 31, 2011	December 31, 2010
Current assets	$0	$142,256
Noncurrent assets	0	101,329
Current liabilities	0	101,966
Noncurrent liabilities	$0	$0

	Three months ended March 31,
	2011	2010
Net sales	$6,494	$23,650
Gross margin	1,995	7,271
Operating loss	(9,975)	(4,343)
Loss from continuing operations	(11,018)	(2,284)
Net loss	(11,018)	(2,284)
Net loss attributable to CEDC	$(8,814)	$(1,821)

8.	COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income/(loss) includes net income adjusted by, among other items, foreign currency translation adjustments and our proportionate share of the comprehensive income/(loss) of our equity method affiliates.

The foreign translation losses/gains on the re-measurements from foreign currencies to U.S. dollars are classified separately as foreign currency translation adjustment within accumulated other comprehensive income included in stockholders’ equity.

As of March 31, 2011, our functional currencies (Polish zloty, Russian ruble and Hungarian forint) used to translate the balance sheet strengthened against the U.S. dollar as compared to the exchange rate as of December 31, 2010, and as a result $137.0 million of foreign currency translation adjustment was recognized as part of total comprehensive income.

9.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended March 31,
	2011	2010
Basic:
Net income from continuing operations	$1,121	$11,509
Loss on discontinued operations	0	(34,873)

Net income / (loss)	$1,121	($23,364)

Weighted average shares of common stock outstanding (used to calculate basic EPS)	71,208	69,194
Net effect of dilutive employee stock options based on the treasury stock method	93	426

Weighted average shares of common stock outstanding (used to calculate diluted EPS)	71,301	69,620

Net income / (loss) per common share - basic:
Continuing operations	$0.02	$0.17
Discontinued operations	$0.00	($0.50)

	$0.02	($0.34)

Net income / (loss) per common share - diluted:
Continuing operations	$0.02	$0.17
Discontinued operations	$0.00	($0.50)

	$0.02	($0.34)

Employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during the three month periods ended March 31, 2011 and 2010. In addition there is no adjustment to fully diluted shares related to the Convertible Senior Notes as the average market price was below the conversion price for the periods.

10.	BORROWINGS

Bank Facilities

On December 17, 2010, the Company entered into a term and overdraft facilities Agreement (the “Credit Facility”) with Bank Handlowy w Warszawie S.A. (“Bank Handlowy”), as Agent, Original Lender and Security Agent, and Bank Zachodni WBK S.A. (“WBK”), as Original Lender. The Credit Facility provides for a credit limit of up to 330.0 million Polish zloty (or approximately $ 111.5 million) which may be disbursed as one term loan and two overdraft facilities to be used to (i) refinance existing credit facilities and (ii) finance general business purposes of the borrowers. On December 20, 2010, the Company drew approximately 130.0 million Polish zloty (or approximately $43.9 million), and used the net proceeds to repay previous loan facilities with other lenders.

On February 28, 2011 the Company, entered into a letter agreement with Bank Handlowy and WBK pursuant to which and subject to the terms and conditions contained therein, the parties agreed, to waive any breach of the Consolidated Coverage Ratio covenant and the Net Leverage Ratio covenant relating to the Calculation Period ending on December 31, 2010 and amended these ratios for purposes of the Calculation Period ending on March 31, 2011 to 1.28:1 and 8.35:1, respectively. As a result of the Letter Agreement, our failure to comply with the Consolidated Coverage Ratio covenant and the Net Leverage Ratio covenant as of December 31, 2010 did not result in a default under the Credit Facility. In connection with this agreement, the Company agreed to pay a one-time waiver fee of PLN 3.3 million (approximately $1.15 million). In addition, the Company agreed with its lenders that the amount available under the overdraft facilities included in the Credit Facility is reduced to PLN 120 million (approximately $41.6 million) and the margins on term loan and overdraft facilities will be increased (with effect from March 1, 2011) to 4.25% and 3.25%, respectively, and the margin on letters of credit issued thereunder will be increased to 2.50%.

On April 21, 2011, the Company entered into an amended set of terms for the Credit Facility. As part of the amendment, on April 22, 2011, the Company repaid the remaining 122.5 million Polish zlotys ($44.3 million) term facility while at the same time retaining the 120 million Polish zlotys ($43.4 million) overdraft facility which is currently not utilized. The overdraft facility going forward does not contain either the Consolidated Coverage Ratio or the Net Leverage Ratio previously required under the Credit Facility. Furthermore, the Company has no covenant compliance obligations at March 31, 2011 related to the Credit Facility. In addition to the elimination of covenants, the revised terms of the overdraft facility provide for an initial 100 basis point reduction in the margin charged to the Company, with further reductions coming over the next nine months, and the maximum amount available for borrowing under the overdraft facility will be reduced to 30 million Polish zlotys ($10.6 million) over the course of the next nine months as well.

As of March 31, 2011, the Company has outstanding liability of $29.2 million from the term loans from Zenit Bank, Alfa Bank and Raiffeisen Bank drawn by Whitehall with renewal dates in the first quarter of 2012.

As of March 31, 2011, the Company had available under existing overdraft facilities in Poland approximately $43.4 million from the Credit Facility mentioned above and $17.7 million from Pekao S.A with maturity date on April 30, 2011 available in Poland, as well as approximately $0.5 million available in Hungary and approximately $7.0 million available in Russia.

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

As of March 31, 2011 the Company had accrued interest of $0.4 million related to the Convertible Senior Notes, with the next coupon due for payment on September 15, 2011. Total obligations under the Convertible Senior Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	March 31, 2011	December 31, 2010

Convertible Senior Notes	$310,000	$310,000
Unamortized debt discount	(2,102)	(2,311)
Debt discount related to Convertible Senior Notes	(7,514)	(8,567)

Total	$300,384	$299,122

Senior Secured Notes due 2016

On December 2, 2009, the Company issued $380 million 9.125% Senior Secured Notes due 2016 and €380 million 8.875% Senior Secured Notes due 2016 (the “2016 Notes”) in an unregistered offering to institutional investors. The Company used a portion of the net proceeds from the 2016 Notes to redeem the Company’s outstanding 2012 Notes, having an aggregate principal amount of €245.4 million on January 4, 2010. The remainder of the net proceeds from the 2016 Notes was used to (i) purchase Lion Capital’s remaining equity interest in Russian Alcohol by exercising the Lion Option and the Co-Investor Option, pursuant to the terms and conditions of the Lion Option Agreement and the Co-Investor Option Agreement, respectively (ii) repay all amounts outstanding under Russian Alcohol credit facilities; and (iii) repay certain other indebtedness.

On December 9, 2010, the Company issued an additional €50.0 million 8.875% Senior Secured Notes due 2016 (the “2016 Notes”) in an unregistered offering to institutional investors. The Company used the net proceeds from the additional 2016 Notes to repay its term loans and overdraft facilities with Bank Handlowy w Warszawie S.A and Bank Zachodni WBK S.A.

As of March 31, 2011 and December 31, 2010 the Company had accrued interest of $29.7 million and $7.1 million respectively, related to the Senior Secured Notes due 2016, with the next coupon due for payment on June 1, 2011.

	March 31, 2011	December 31, 2010

Senior Secured Notes due 2016	$991,761	955,296
Unamortized debt discount	(3,581)	(3,660)

Total	$988,180	$951,636

March 31, 2011
Principal repayments for the following years
2011	$61,684
2012	10,812
2013	300,384
2014	0
2015 and beyond	988,180

Total	$1,361,060

11.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	March 31, 2011	December 31, 2010
Raw materials and supplies	$30,186	$26,847
In-process inventories	7,386	3,314
Finished goods and goods for resale	99,932	63,517

Total	$137,504	$93,678

As of March 31, 2011 total inventory balances include inventory of Whitehall of $34.7 million.

12.	INCOME TAXES

The Company operates in several tax jurisdictions primarily: the United States of America, Poland, Hungary and Russia. All subsidiaries file their own corporate tax returns as well as account for their own deferred tax assets and liabilities. The Company does not file a U.S. Federal Tax Return in based upon its consolidated income, but does file a U.S. Federal Tax Return based on the statement of operations for transactions occurring in the United States of America. For income taxes accounted for on an interim basis, the Company estimates the annual effective tax rate and applies this rate to its pre-tax US GAAP income/(loss), unless a discrete event occurs that requires additional consideration.

The Company files income tax returns in the U.S., Poland, Hungary, Russia, as well as in various other countries throughout the world in which we conduct our business. The major tax jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2007 in the U.S., 2006 in Poland and Hungary and 2008 in Russia.

13.	OPERATING SEGMENTS

The Company operates and manages its business based upon three primary geographic segments: Poland, Russia and Hungary. Selected financial data split based upon this segmentation assuming elimination of intercompany revenues and profits is shown below: Segment information represents only continuing operations.

	Segment Net Revenues Three months ended March 31,
	2011	2010

Segment
Poland	$45,895	$48,438
Russia	105,658	95,328
Hungary	5,158	6,040

Total Net Sales	$156,711	$149,806

	Operating Income Three months ended March 31,
	2011	2010
Segment
Poland before fair value adjustments	$3,369	$10,040
Gain on remeasurement of previously held equity interests	7,898	0

Poland after fair value adjustments	11,267	10,040
Russia	(634)	16,167
Hungary	661	1,077
Corporate Overhead
General corporate overhead	(1,243)	(1,171)
Option Expense	(693)	(859)

Total Operating Income	$9,358	$25,254

	Identifiable Operating Assets
	March 31, 2011	December 31, 2010

Segment
Poland	$1,099,134	$1,168,206
Russia	2,393,689	2,189,694
Hungary	27,612	33,495
Corporate	41,850	4,787

Total Identifiable Assets	$3,562,285	$3,396,182

	Goodwill
	March 31, 2011	December 31, 2010

Segment
Poland	$406,715	$387,448
Russia	1,418,760	1,055,772
Hungary	7,403	7,053
Corporate	0	0

Total Goodwill	$1,832,878	$1,450,273

14.	INTEREST EXPENSE, NET

For the three months ended March 31, 2011 and 2010, respectively, the following items are included in Interest income / (expense):

	Three months ended March 31,
	2011	2010

Interest income	$525	$1,305
Interest expense	(27,377)	(26,981)

Total interest (expense), net	($26,852)	($25,676)

15.	OTHER FINANCIAL INCOME, NET

For the three months ended March 31, 2011 and 2010, respectively, the following items are included in Other financial income:

	Three months ended March 31,
	2011	2010

Foreign exchange impact related to foreign currency financing	$31,651	$34,179
Other gains / (losses)	(605)	733

Total other financial income, net	$31,046	$34,912

16.	OTHER NON-OPERATING EXPENSE

For the three months ended March 31, 2011 and 2010, the following items are included in Other Non-Operating Expense:

	Three months ended March 31,
	2011	2010

Early redemption call premium	$0	($14,115)
Write-off of unamortized offering costs	0	(4,076)
Other gains / (losses)	(976)	201

Total other non operating expense, net	($976)	($17,990)

Other non-operating items in the three month period ended March 31, 2010 include early redemption call premium as well as write-off of unamortized offering costs both related to the 2012 Senior Secured Notes that were refinanced with the new 2016 Senior Secured Notes in January 2010.

17.	STOCK OPTION PLANS AND WARRANTS

ASC Topic 718 Compensation - Stock Compensation requires the recognition of compensation expense in the Consolidated Condensed Statements of Operations related to the fair value of its employee share-based options.

The Company recognizes the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.

Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term that the stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is also required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

A summary of the Company’s stock option and restricted stock units activity, and related information for the three month period ended March 31, 2011 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price

Outstanding at January 1, 2011	1,300,400	$29.06
Granted	82,000	$23.06
Exercised	(13,063)	$5.02
Forfeited	(16,833)	$27.75

Outstanding at March 31, 2011	1,352,504	$28.65
Exercisable at March 31, 2011	1,080,512	$29.43

Nonvested restricted stock units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2011	79,150	$35.82
Granted	378	$25.55
Vested	(20,223)	$30.42
Forfeited	(4,329)	$16.04

Nonvested at March 31, 2011	54,976	$37.96

Nonvested restricted stock	Number of Restricted Stock	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2011	46,001	$29.84
Granted	40,035	$22.86
Vested	(1,000)	$35.01
Forfeited	(7,501)	$29.73

Nonvested at March 31, 2011	77,535	$26.18

During the three months ended March 31, 2011, the range of exercise prices for outstanding options was $1.13 to $60.92. During 2011, the weighted average remaining contractual life of options outstanding will be 4.8 years. Exercise prices for options exercisable as of March 31, 2011 ranged from $1.13 to $60.92. The Company has also granted 378 restricted stock units to its employees at an average price of $25.55, during the first quarter of 2011.

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of March 31, 2011, the Company has not changed the terms of any outstanding awards.

During the three months ended March 31, 2011, the Company recognized compensation cost of $0.62 million and a related deferred tax asset of $0.14 million.

As of March 31, 2011, there was $3.0 million of total unrecognized compensation cost related to non-vested stock options, restricted stock units and restricted stock granted under the Plan. The costs are expected to be recognized over period through 2011-2014.

Total cash received from exercise of options during the three months ended March 31, 2011 amounted to $0.07 million.

For the three month period ended March 31, 2011, the compensation expense related to all options was calculated based on the fair value of each option grant using a binomial distribution model. The Company has never paid cash dividends and does not currently have plans to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on an average of implied and historical volatility projected over the remaining term of the options. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	Three months ended March 31,
	2011	2010
Fair Value	$8.79	$12.57
Dividend Yield	0%	0%
Expected Volatility	63.0%	68.2%
Weighted Average Volatility	63.0%	68.2%
Risk Free Interest Rate	0.3%	0.3% - 0.5%
Expected Life of Options from Grant	3.2	3.2

18.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

The Polmos Bialystok Acquisition

As part of the Share Purchase Agreement related to the October 2005 Polmos Bialystok Acquisition, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish zloty (approximately $27.5 million) during the six years after the acquisition was consummated. As of March 31, 2011, the Company had invested 76.5 million Polish zloty (approximately $27.1 million) in Polmos Bialystok.

Supply Contracts

The Company has various agreements covering its sources of supply, which, in some cases, may be terminated by either party on relatively short notice. Thus, there is a risk that a portion of the Company’s supply of products could be curtailed at any time.

19.	SUBSEQUENT EVENTS

On April 21, 2011, the Company entered into an amended set of terms for the Credit Facility. As part of the amendment, on April 22, 2011, the Company repaid the remaining PLN 122.5 million ($44.3 million) term facility while at the same time retaining the PLN 120 million ($43.4 million) overdraft facility which is currently not utilized. The overdraft facility will not contain either the Consolidated Coverage Ratio or the Net Leverage Ratio previously required under the Credit Facility. Furthermore, the Company has no covenant compliance obligations at March 31, 2011 related to the Credit Facility. In addition to the elimination of covenants, the revised terms of the overdraft facility provide for an initial 100 basis point reduction in the margin charged to the Company, with further reductions coming over the next nine months, and the maximum amount available for borrowing under the overdraft facility will be reduced over the course of the next nine months as well.

20.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements adopted during the three months ended March 31, 2011 that had a material impact on our condensed consolidated financial statements.

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

We urge you to read and carefully consider the items of the other reports that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect us and our future performance and the industry in which we operate, including the risk factors described in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur as described, or at all.

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

Overview

The Company is one of the world’s largest vodka producers and Central and Eastern Europe’s largest integrated spirit beverages business with its primary operations in Poland, Russia and Hungary. During the first quarter of 2011, the Company continued its strategy of integrating the business in Russia with the buyout of the remaining stake in Whitehall thereby taking the full economic and controlling ownership of the business. In addition the Company continued to focus on growing sales volumes in its key markets of Poland and Russia. Overall, both the Polish and Russian vodka markets continued to see an overall market decline, however in Poland the Company was able to see year on year volume growth of 8% even in this down market, primarily due to the continued success of its recently launched Zubrowka Biala brand. Russia volumes were down which was in addition to the drop in the overall vodka market as the majority of the Company’s wholesale customers began to reduce their inventory levels in preparation for the overall industry relicensing that is affecting almost all producers and wholesalers. Finally spirit, which is the main ingredient in vodka production, continued to see the high levels from 2010 continue into the first quarter, which together with higher levels of market investment resulted in a contraction of gross margins as compared to the prior year.

Significant factors affecting our consolidated results of operations

Effect of Acquisitions of Whitehall

As disclosed in prior filings, on May 23, 2008, the Company and certain of its affiliates entered into, and closed upon, a Share Sale and Purchase Agreement and certain other agreements whereby the Company acquired shares representing 50% minus one vote of the voting power, and 80% of the economic interests in Whitehall.

On February 7, 2011, the Company entered into a definitive Share Sale and Purchase Agreement and registration rights agreement, in accordance with the terms that were agreed by the parties on November 29, 2010, and disclosed in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 29, 2010. Pursuant to these agreements, among other things and upon the terms and subject to the conditions contained therein, we received 20% of the economic and 51% of the voting interest in Whitehall previously not owned by us (currently the Company has full voting and economic ownership), as well as, the global intellectual property rights for the Kauffman Vodka brand. In exchange we paid total consideration of $92.9 million including $17.5 million for the intellectual property rights for the Kauffman Vodka brand. For further details on the whole structure of this acquisition please refer to Note 3 of the accompanying consolidated condensed financial statements attached herein.

As a result of this transaction, the Company acquired 100% of the voting and economic interest in the Whitehall Group and changed the accounting treatment for our interest in Whitehall from the equity method of accounting to consolidation starting from February 7, 2011.

Effect of Exchange Rate and Interest Rate Fluctuations

Substantially all of Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the statement of operations is by the movement of the average exchange rate used to restate the statements of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statements of operations relate to unrealized and realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint.

Because the Company’s reporting currency is the U.S. dollar, the translation effects of fluctuations in the exchange rate of our functional currencies have impacted the Company’s financial condition and results of operations and have affected the comparability of our results between financial periods.

The Company also has borrowings including its Convertible Notes due 2013 and Senior Secured Notes due 2016 that are denominated in U.S. dollars and euros, which have been lent to its operations where the functional currency is the Polish zloty and the Russian ruble. The effect of having debt denominated in currencies other than the Company’s functional currencies is to increase or decrease the value of the Company’s liabilities on that debt in terms of the Company’s functional currencies when those functional currencies depreciate or appreciate in value, respectively. As a result of this, the Company is exposed to gains and losses on the re-measurement of these liabilities. The table below summarizes the pre-tax impact of a one percent movement in each of the exchange rate which could result in a significant impact in the results of the Company’s operations.

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $612 million	$6.1 million gain/loss

Results of Operations:

Three months ended March 31, 2011 compared to three months ended March 31, 2010

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Three months ended March 31,
	2011	2010
Sales	$336,139	$330,894
Excise taxes	(179,428)	(181,088)
Net sales	156,711	149,806
Cost of goods sold	97,374	75,674

Gross profit	59,337	74,132

Operating expenses	57,877	48,878
Gain on remeasurement of previously held equity interests	(7,898)	0

Operating income	9,358	25,254

Non operating income / (expense), net
Interest expense, net	(26,852)	(25,676)
Other financial income, net	31,046	34,912
Other non operating expenses, net	(976)	(17,990)

Income before taxes and equity in net income from unconsolidated investments	12,576	16,500

Income tax expense	(2,641)	(3,170)
Equity in net losses of affiliates	(8,814)	(1,821)

Income from continuing operations	1,121	11,509

Discontinued operations
Loss from operations of distribution business (including impairment charge of $28.2 million)	0	(34,722)
Income tax expense	0	(151)

Loss on discontinued operations	0	(34,873)

Net income / (loss)	$1,121	$(23,364)

Income from continuing operations per share of common stock, basic	$0.02	$0.17
Income / (loss) from discontinued operations per share of common stock, basic	$0.00	($0.50)
Net income / (loss) from operations per share of common stock, basic	$0.02	($0.34)

Income from continuing operations per share of common stock, diluted	$0.02	$0.17
Income / (loss) from discontinued operations per share of common stock, diluted	$0.00	($0.50)
Net income / (loss) from operations per share of common stock, diluted	$0.02	($0.34)

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and exclusive imports and value added tax. Total net sales increased by approximately 4.6%, or $6.9 million, from $149.8 million for the three months ended March 31, 2010 to $156.7 million for the three months ended March 31, 2011. The increase was driven primarily by the consolidation of Whitehall during February and March in 2011, as it was not consolidated in the first quarter of 2010, resulting in an increase of $25.0 million. This increase was offset by reduction of sales value in each of our markets further discussed below. Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Sales Three months ended March 31,
	2011	2010
Segment
Poland	$45,895	$48,438
Russia	105,658	95,328
Hungary	5,158	6,040

Total Net Sales	$156,711	$149,806

Sales for Poland decreased by $2.5 million from $48.4 million for the three months ended March 31, 2010 to $45.9 million for the three months ended March 31, 2011. This decrease was driven mainly by higher market investment of $3.3 million and sales mix of $1.4 million which was partially offset by higher volumes in 2011 amounting to $2.2 million. Sales volume for Poland increased by 8% driven primarily by the success of the newly product, Zubrowka Biala (White Zubrowka) which has been very positively received by the market, resulting in a March 2011 market share of 4.8% in volume following its initial launch in November 2010. Additionally the vodka market in Poland was impacted by the timing of Easter which occurred later in the year in 2011, thus shifting some sales from the 1st quarter to the 2nd quarter 2011.

Sales for Russia increased by $10.4 million from $95.3 million for the three months ended March 31, 2010 to $105.7 million for the three months ended March 31, 2011. Included in the sales growth was a sales increase of $25 million from the consolidation of Whitehall into sales starting from February 2011. Offsetting this was lower local currency sales. On a local currency basis, overall organic sales declined by approximately 19% which was due to a volume drop of approximately 16%, which includes the impact of the destocking in the market by wholesalers and a 3% decrease due to suspended production and sales in Bravo resulting from its production license not being timely renewed. In early April Bravo received its production license and normal sales continued again from this point. Offsetting these losses was a net increase of $1.5 million which is a combination of higher sales price due to price increases partially reduced by increased market investment during the quarter. The local currency sales reduction was partially offset by a strengthening of the Russian ruble against the U.S. dollar which accounted for approximately $2.0 of sales in U.S. dollar terms.

Sales for Hungary decreased by $0.8 million from $6.0 million for the three months ended March 31, 2010 to $5.2 million for the three months ended March 31, 2011 which results in a $0.7 million decrease in volumes on local currency terms as well as a decrease resulting from weakening of the Hungarian forint against the U.S. dollar which accounted for approximately $0.1 of sales in U.S. dollar terms.

Gross Profit

Total gross profit decreased by approximately 20.0%, or $14.8 million, to $59.3 million for the three months ended March 31, 2011, from $74.1 million for the three months ended March 31, 2010, reflecting the decrease in gross profit margins percentage in the three months ended March 31, 2011.

Gross profit margins as a percentage of net sales declined by 11.6 percentage points from 49.5% to 37.9% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This decline was primarily driven by the factors noted above, namely higher market investments in both Poland and Russia as well as higher spirit pricing in both markets. The overall impact of higher cost of goods which includes the higher spirit pricing resulted in a $5.0 million impact on gross margins for three months ended March 31, 2011 compared to the same period in 2010.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses increased by approximately 2.2%, or $1.1 million, from $48.9 million for the three months ended March 31, 2010 to $50.0 million for the three months ended March 31, 2011. This change includes a one-time gain in the three month period ended March 31, 2011, amounting to $7.9 million in operating income based on the remeasurement of previously held equity interests in Whitehall to fair value. For comparability of costs between periods, items of operating expenses after excluding this fair value adjustment are shown separately in the table below. Items of operating expenses as a percent of net sales increased from 32.6% for the three months ended March 31, 2010 to 37.0% for the three months ended March 31, 2011. Operating expenses net of fair value adjustments increased by $9.0 million, from $48.9 million for the three months ended March 31, 2010 to $57.9 million for the three months ended March 31, 2011. The increase resulted primarily from the consolidation of the results of Whitehall giving additional $ 6.8 million of costs as well as severance costs in Russia of $1.4 million. Additionally the remaining part of the increase is due to strengthening of the Russian ruble against the U.S. dollar which accounted for approximately $0.8 of sales in U.S. dollar terms.

The table below sets forth the items of operating expenses.

	Operating Expenses Three Months Ended March 31,
	2011	2010
	($ in thousands)
S,G&A	$49,076	$41,813
Marketing	5,950	4,776
Depreciation and amortization	2,851	2,289

Sub-Total	57,877	48,878
Fair value adjustments	(7,898)	0

Total operating expense	$49,979	$48,878

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A expenses increased by $7.3 million, from $41.8 million for the three months ended March 31, 2010 to $49.1 million for the three months ended March 31, 2011.

Depreciation and amortization increased by $0.6 million, from $2.3 million for the three months ended March 31,2010 to $2.9 million for the three months ended March 31, 2011.

Operating Income

Total operating income decreased by approximately 62.8%, or $15.9 million, from $25.3 million for the three months ended March 31, 2010 to $9.4 million for the three months ended March 31, 2011, primarily driven by lower sales value in Poland and Russia. The table below summarizes the segmental split of operating profit. However, excluding the impact of fair value adjustments incurred in 2011, the underlying operating profit went down from $25.3 million to $1.5 million. Fair value adjustments recorded in 2011 include a one-time gain on the re-measurement of previously held equity interests in Whitehall at the time of consolidation of $7.9 million.

	Operating Income Three months ended March 31,
	2011	2010
Segment
Poland before fair value adjustments	3,369	10,040
Gain in remeasurement of previously held equity interests	7,898	0

Poland after fair value adjustments	11,267	10,040
Russia	(634)	16,167
Hungary	661	1,077
Corporate Overhead
General corporate overhead	(1,243)	(1,171)
Option Expense	(693)	(859)

Total Operating Income	$9,358	$25,254

Underlying operating income in Poland excluding fair value adjustments decreased by approximately 66.0%, or $6.6 million, from $10.0 million for the three months ended March 31, 2010 to $3.4 million for the three months ended March 31, 2011. The operating income in Russia decreased by $16.8 million from income of $16.2 million for the three months ended March 31, 2010 to a loss of $0.6 million for the three months ended March 31, 2011. The changes in operating income in both of these segments were driven by all of the factors described above.

Non Operating Income and Expenses

Total interest expense increased by approximately 4.7%, or $1.2 million, from $25.7 million for the three months ended March 31, 2010 to $26.9 million for the three months ended March 31, 2011. This increase is mainly a result of the strong euro as compared to the U.S. dollar, as a significant portion of the long-term borrowings are denominated in euro’s.

The Company recognized $31.0 million of unrealized foreign exchange rate gains in the three months ended March 31, 2011, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $34.9 million of gains in the three months ended March 31, 2010. These gains resulted mainly from the appreciation of the Polish zloty and Russian ruble against the U.S. dollar and euro.

Total other non operating expenses decreased by $17.0 million, from $18.0 million for the three months ended March 31, 2010 to $1.0 million for the three months ended March 31, 2011. This decrease is mainly a result of the one-time charge of $14.1 million related to the early call premium when the Senior Secured Notes due 2012 were repaid early in January 2010. Further increase was due to the write-off of the unamortized offering costs related to the Senior Secured Notes due 2012. The table below summarizes the split of other non operating expenses.

	Three months ended March 31, 2011,
	2011	2010
Early redemption call premium	$0	($14,115)
Write-off of unamortized offering costs	0	(4,076)
Other gains / (losses)	(976)	201

Total other non operating income / (expense), net	($976)	($17,990)

Income Tax

Our effective tax rate for the three months ended March 31, 2011 was 21.0%, which is driven by the blended statutory tax rate of 19% in Poland and 20% in Russia. Although the statutory rate in Russia is 20%, due to deductibility limits on certain expenses the actual effective tax rate in Russia is closer to 23%.

Equity in Net Earnings

Equity in net losses for the three months ended March 31, 2011 include the Company’s proportional share of net income from its investment in the MH Joint Venture for the period from January 1, 2011 to March 30, 2011 and Whitehall for the period from January 1, 2011 to February 7, 2011.

Statement of Liquidity and Capital Resources

During the periods under review, the Company’s primary sources of liquidity were cash flows generated from operations, credit facilities, equity offerings, the Convertible Senior Notes offering, Senior Secured Notes due 2016, offerings and proceeds from exercised options. The Company’s primary uses of cash were to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The following table sets forth selected information concerning the Company’s consolidated cash flow during the periods indicated.

	Three months ended March 31, 2011	Three months ended March 31, 2010
	($ in thousands)
Cash flow from operating activities	$84,389	$33,271
Cash flow from investing activities	$(41,453)	$338,149
Cash flow from financing activities	$(4,140)	$(348,766)

Management views and performs analysis of financial and non financial performance indicators of the business by segments that are split by countries. The extensive analysis of such indicators as sales value in local currencies, gross margin and operating expenses by segment is included in the MD&A section of the Form 10-Q.

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Overall cash flow from operating activities increased from cash generation of $33.3 million for the three months ended March 31, 2010 to cash generation of $84.4 million for the three months ended March 31, 2011. The primary factors contributing to this higher cash generation in 2011 are due to higher accounts receivables collection in 2011, which was supported by non-recourse factoring of receivables in Poland which generated approximately $38.9 million of additional cash flow for the quarter. The Company viewed factoring as a cost effective manner to improve cash flow and utilize cash to pay down other short term bank facilities as was done in April, 2011. In addition the 2010 cash flows were negatively impacted by one off cash outflows incurred in 2010 which include accrued interest of $12 million paid when the Senior Secured Notes due 2012 were repaid in January, 2010 and a $20 million cash bonus paid to certain members of the current and former management team at the Lion/Russian Alcohol Group which were due to be paid upon a change of control to CEDC. Due to the timing of the repayment of the Senior Secured Notes due 2012, in effect, the Company incurred a double cash charge of interest during this period.

Overall working capital movements of accounts receivable, inventory and accounts payable provided approximately $104.2 million of cash during the three months ended March 31, 2011. Days sales outstanding (“DSO”) as of March 31, 2011 amounted to 62 days. The number of days in inventory as of March 31, 2011amounted to 127 days. In addition, the ratio of our current assets to current liabilities, net of inventories, amounted to 1.74 as of March 31, 2011

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets. Net cash outflows for the three months ended March 31, 2011 was $41.5 million. This outflow primarily represents the cash obligations paid as a result of the acquisition of Whitehall completed in February 2011, of $36.1 million, net of cash acquired on consolidation, payment for the acquisition of the Kauffman Vodka trademark of $17.5 million, payment of the remaining part of deferred consideration for Russian Alcohol Group of $5 million offset with the proceeds received from disposal of the Moet Hennessy Joint Venture of $17.7 million.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash used in financing activities was $4.1 million for the three months ended March 31, 2011 as compared to an outflow of $348.8 million for the three months ended March 31, 2010. The primary uses in the three months ended March 31, 2011 were repayment of loans by the Company.

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

Financing Arrangements

The Company has sufficient liquidity to fund its operations in the future.

Existing Credit Facilities

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

On February 28, 2011, the Company, entered into a letter agreement with Bank Handlowy and WBK pursuant to which and subject to the terms and conditions contained therein, the parties agreed, to waive any breach of the Consolidated Coverage Ratio covenant and the Net Leverage Ratio covenant relating to the Calculation Period ending on December 31, 2010 and amended these ratios for purposes of the Calculation Period ending on March 31, 2011 to 1.28:1 and 8.35:1, respectively. As a result of the Letter Agreement, our failure to comply with the Consolidated Coverage Ratio covenant and the Net Leverage Ratio covenant as of December 31, 2010 did not result in a default under the Credit Facility. In connection with this agreement, the Company agreed to pay a one-time waiver fee of PLN 3.3 million (approximately $1.15 million). In addition, the Company agreed with its lenders that the amount available under the overdraft facilities included in the Credit Facility is reduced to PLN 120 million (approximately $41.6 million) and the margins on term loan and overdraft facilities will be increased (with effect from March 1, 2011) to 4.25% and 3.25%, respectively, and the margin on letters of credit issued thereunder will be increased to 2.50%.

On April 21, 2011, the Company signed and agreed an amended set of terms for the Credit Facility. As part of the amendment, on April 22, 2011, the Company repaid the remaining 122.5 million Polish zlotys ($44.3 million) term facility while at the same time retaining the 120 million Polish zlotys ($43.4 million) overdraft facility which is currently not utilized. The overdraft facility going forward does not contain either the Consolidated Coverage Ratio or the Net Leverage Ratio previously required under the Credit Facility. In addition to the elimination of covenants, the revised terms of the overdraft facility provide for an initial 100 basis point reduction in the margin charged to the Company, with further reductions coming over the next nine months, and the maximum amount available for borrowing under the overdraft facility will be reduced to 30 million Polish zlotys ($10.6 million) over the course of the next nine months as well.

As of March 31, 2011, the Company has outstanding liability of $29.2 million from the term loans from Zenit Bank, Alfa Bank and Raiffeisen Bank drawn by Whitehall with renewal dates in the first quarter of 2012.

As of March 31, 2011, the Company had available under existing overdraft facilities in Poland approximately $43.4 million from the Credit Facility mentioned above and $17.7 million from Pekao S.A with maturity date on April 30, 2011 available in Poland, as well as approximately $0.5 million available in Hungary and approximately $7.0 million available in Russia.

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

Equity Issuances

On February 7, 2011, the Company entered into a definitive Share Sale and Purchase Agreement for acquisition of the remainder of the economic and voting interests in Whitehall not owned by the Company as well as the global intellectual property rights for the Kauffman Vodka brand. In exchange we paid an aggregate of $68.5 million in cash and issued 959,245 shares of the Company’s common stock, par value $0.01 per share. The issued shares had an aggregate value of $22.1 million based on the price of a share of our common stock on the closing. In addition, as the aggregate value of such shares (based on the lower of the trading price of a share of our common stock or the 10 day volume weighted average price) was less than $23.0 million on the day prior to filing a registration statement for resale of the shares or the day shares are sold under Rule 144 of the Securities Act, on March 22, 2011, the Company issued to Mark Kaufman 938,501 shares (the “Additional Share Consideration”) of common stock of the Company in satisfaction of the Company’s share price protection guarantees.

Effects of Inflation and Foreign Currency Movements

Inflation in Poland is projected at 3.6% for 2011, compared to actual inflation of 3.1% in 2010. In Russia and Hungary respectively, the projected inflation for 2011 is at 9.1% and 4.0%, compared to actual inflation of 8.8% and 4.7% in 2010.

Substantially all of the Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the statement of operations is by the movement of the average exchange rate used to restate the statement of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statements of operations relate to unrealized and realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint.

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $612 million	$6.1 million gain/loss

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

Goodwill and Intangibles

Under ASC Topic 805 and ASC Topic 350, goodwill and certain intangible assets having indefinite lives are not subject to amortization. Their book values are tested annually for impairment, or more frequently, if facts and circumstances indicate the need. Fair value measurement techniques, such as the discounted cash flow methodology, are utilized to assess potential impairments. The testing is performed at asset group level for intangibles and reporting unit level for goodwill. In the discounted cash flow method, the Company discounts forecasted performance plans to their present value. The discount rate utilized is the weighted average cost of capital for the reporting unit. US GAAP requires the impairment test to be performed in two stages. If the first stage does not indicate that the carrying values of the reporting units exceed the fair values, the second stage is not required. When the first stage indicates potential impairment, the company has to complete the second stage of the impairment test and compare the implied fair value of the reporting units’ goodwill to the corresponding carrying value of goodwill.

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

In connection with the Bols, Polmos Bialystok, Parliament and Russian Alcohol acquisitions, the Company has acquired trademark rights to various brands, which were capitalized as part of the purchase price allocation process. As these brands are well established they have been assessed to have an indefinite life. These trademarks rights will not be amortized; however, management assesses them at least once a year for impairment. As of March 31, 2011 there were no impairment indicators identified that would trigger the need for an impairment test.

As of March 31, 2011, we had approximately $1,832.9 million of goodwill and $684.8 million of intangible assets, net, on our balance sheet. Substantially all of our intangible assets comprise trademark rights to various brands, which were capitalized as part of the purchase price allocation process in connection with our acquisitions of Bols, Polmos Bialystok, Parliament and Russian Alcohol and Whitehall.

Post 2010 earnings release, the market value of the shares in CEDC dropped significantly, therefore the Company considered the significant decrease in market value to be a triggering event of potential goodwill impairment. The Company performed impairment testing at March 31, 2011 and believes that the assumptions in the business model at March 31, 2011 are the same as they were at year-end. The Company’s lower sales in the three months ended March 31, 2011, due to seasonality of the business, are not indicative or representative to support a change in these assumptions. Furthermore, there were no significant events in the three months ended March 31, 2011 to trigger a change in assumptions.

As part of the Q1 2011 close, the Company reviewed and compared the Q1 actual performance to budgeted plan, as well as, other assumptions used at December 31, 2010 for the impairment testing and came to the conclusion that there was no fundamental change required in the assumptions originally used, thus no change from the earlier results of impairment testing.

As of March 31, 2011 and in order to support the value of goodwill, the Company calculated the fair value of the reporting units using a discount cash flow approach based on the following assumptions:

•

Risk free rates for Poland, Russia and Hungary used for calculation of discount rate were based upon current market rates of long term (30 years) Polish Government Bonds rates, long-term Russian Government Bonds rates and long term Hungarian Government Bonds. When estimating discount rates to be used for the calculation we have taken into account current market conditions in Poland, Russia and Hungary separately. As a result of our assumptions and calculations, we have determined discount rates of 9.35%, 11.13% and 10.53% for Poland, Russia and Hungary, respectively. Factoring in a deviation of 10 basis points for the discount rate as compared to management’s estimate, there would still be no need for an impairment charge against goodwill.

•

We have identified the following reporting units and tested their fair value : Poland Vodka Production, Poland Import, Hungary Distribution, Russia Vodka Production (including Parliament and Russian Alcohol) and Whitehall.

•	We estimated the growth rates in projecting cash flows for each of our reporting units separately, based on a detailed five year plan related to each reporting unit.

•

We estimated the terminal value growth rates for goodwill from 2.6% to 3.5% individually for each of the reporting group. Factoring in a deviation of 10 basis points for the terminal value growth rate as compared to management’s estimate, there would still be no need for an impairment charge against goodwill.

Taking into account estimations supporting our calculations under current market trends and conditions we believe that no goodwill impairment charge is considered necessary as of March 31, 2011.

Accounting for Business Combinations

The acquisition of businesses is an important element of the Company’s strategy. Acquisitions made prior to December 31, 2008 were accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). Effective January 1, 2009, all business combinations will be accounted for in accordance with ASC Topic 805 “Business Combinations”.

We account for our acquisitions under the requirements of ASC 805, Business Combinations, and allocate the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The determination of the values of the assets acquired and liabilities assumed, as well as associated asset useful lives, requires management to make estimates. The Company’s acquisitions typically result in goodwill and other intangible assets; the value and estimated life of those assets may affect the amount of future period amortization expense for intangible assets with finite lives as well as possible impairment charges that may be incurred.

The calculation of purchase price allocation requires judgment on the part of management in determining the valuation of the assets acquired and liabilities assumed.

Whitehall

On February 7, 2011, the Company completed its acquisition of Whitehall. For further details on the whole structure of this acquisition please refer to Note 3 of the accompanying consolidated condensed financial statements attached herein.

Discontinued operations

For the purpose of financial reporting Management analyzed the requirements of U.S. GAAP (mainly ASC 360-10 PP&E and ASC 205-20 Presentation of Financial Statements) and concluded that the Company’s activities meet the required criteria and therefore it is necessary to present its distribution business in Poland, as a component held for sale and as discontinued operations in the three months ended March 31, 2010. For further details on discontinued operations, please refer to Note 4 of the accompanying condensed consolidated financial statements attached herein.

Share Based Payments

Grant-date fair value of stock options is estimated using a lattice-binomial option-pricing model. We recognize compensation cost for awards over the vesting period. The majority of our stock options have a vesting period between one to three years.

See Note 17 to our Condensed Consolidated Financial Statements for more information regarding stock-based compensation.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements adopted during the three months ended March 31, 2011 that had a material impact on our condensed consolidated financial statements.

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $612 million	$6.1 million gain/loss

ITEM 4.	CONTROLS AND PROCEDURES

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

As previously disclosed, on February 7, 2011, the Company, Polmos Bialystok S.A., a wholly-owned subsidiary of the Company, Barclays Wealth Trustees (Jersey) Limited, as trustee of the First National Trust and Mark Kaufman entered into a definitive Share Sale and Purchase Agreement and registration rights agreement. As partial consideration under the Share Sale and Purchase Agreement, the Company issued 959,245 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). In addition, also as previously disclosed, on March 22, 2011, the Company issued to Mark Kaufman 938,501 shares of Common Stock in satisfaction of the Company’s share price protection guarantees contained in the Share Sale and Purchase Agreement. The Company received no cash proceeds in either issuance and in each case relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) set forth under Section 4(2) of the Securities Act and Regulation S thereunder.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed with the SEC on May 3, 2006 and incorporated herein by reference).

10.1	Letter Agreement, dated February 28, 2011, among Central European Distribution Corporation, CEDC International sp. z o.o., Przedsiebiorstwo “Polmos” Bialystok S.A. and PWW sp. z o.o., the additional guarantors party thereto, Bank Handlowy w Warszawie S.A. and Bank Zachodni WBK S.A. (filed as exhibit 10.1 to the Periodic Report on Form 8-K filed with the SEC on February 28, 2011 and incorporation herein by reference.)

10.2	Amendment Agreement to the PLN 330,000,000 Term and Overdraft Facilities Agreement, dated April 21, 2011, among Central European Distribution Corporation, CEDC International sp. z o.o., Przedsiebiorstwo “Polmos” Bialystok S.A., PWW sp. z o.o., Bank Handlowy w Warszawie S.A. and Bank Zachodni WBK S.A. (filed as exhibit 10.1 to the Periodic Report on Form 8-K filed with the SEC on April 27, 2011 and incorporated herein by reference.)

31.1*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from Central European Distribution Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION (registrant)

Date: May 10, 2011	By:	/s/ William V. Carey
William V. Carey
President and Chief Executive Officer

Date: May 10, 2011	By:	/s/ Chris Biedermann
Chris Biedermann
Vice President and Chief Financial Officer