Form 10-Q
period 2011-06-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2011-08-09
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

(856) 273-6980

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

The number of shares outstanding of each class of the issuer’s common stock as of August 4, 2011: Common Stock ($.01 par value) 72,732,559

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and as of December 31, 2010	1

	Condensed Consolidated Statements of Operations (unaudited) for the three month and six month periods ended June 30, 2011 and June 30, 2010	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the six month period ended June 30, 2011 and year ended December 31, 2010	3

	Condensed Consolidated Statements of Cash Flow (unaudited) for the six month periods ended June 30, 2011 and June 30, 2010	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4	Controls and Procedures	33

PART II	OTHER INFORMATION	34

Item 6	Exhibits	34

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

All amounts are expressed in thousands

(except share information)

	June 30, 2011 (unaudited)	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$126,534	$122,324
Accounts receivable, net of allowance for doubtful accounts of June 30, 2011 $34,586 and December 31, 2010 $20,357	310,850	478,379
Inventories	137,407	93,678
Prepaid expenses and other current assets	58,043	35,202
Deferred income taxes	94,473	80,956
Debt issuance costs	2,884	2,739

Total Current Assets	730,191	813,278

Intangible assets, net	699,127	627,342
Goodwill, net	1,869,558	1,450,273
Property, plant and equipment, net	224,768	201,477
Deferred income taxes	42,625	44,028
Equity method investment in affiliates	0	243,128
Debt issuance costs	15,110	16,656

Total Non-Current Assets	2,851,188	2,582,904

Total Assets	$3,581,379	$3,396,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$81,931	$114,958
Bank loans and overdraft facilities	65,375	45,359
Income taxes payable	1,190	5,102
Taxes other than income taxes	114,435	182,232
Other accrued liabilities	44,160	55,070
Current portions of obligations under capital leases	916	758
Deferred consideration	0	5,000

Total Current Liabilities	308,007	408,479

Long-term debt, less current maturities	21,592	0
Long-term obligations under capital leases	892	1,175
Long-term obligations under Senior Notes	1,301,942	1,250,758
Long-term accruals	2,368	2,572
Deferred income taxes	185,021	168,527

Total Long-Term Liabilities	1,511,815	1,423,032

Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 72,732,559 and 70,752,670 shares issued at June 30, 2011 and December 31, 2010, respectively)	727	708
Additional paid-in-capital	1,368,202	1,343,639
Retained earnings	164,385	160,250
Accumulated other comprehensive income	228,393	60,224
Less Treasury Stock at cost (246,037 shares at June 30, 2011 and December 31, 2010, respectively)	(150)	(150)

Total Stockholders’ Equity	1,761,557	1,564,671

Total Liabilities and Stockholders’ Equity	$3,581,379	$3,396,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

All amounts are expressed in thousands

(except per share information)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Sales	$440,001	$379,874	$776,140	$710,768
Excise taxes	(228,044)	(204,277)	(407,472)	(385,365)
Net sales	211,957	175,597	368,668	325,403
Cost of goods sold	126,715	87,119	224,089	162,793

Gross profit	85,242	88,478	144,579	162,610

Operating expenses	68,418	47,252	126,295	96,130
Gain on remeasurement of previously held equity interests	0	0	(7,898)	0

Operating income	16,824	41,226	26,182	66,480

Non operating income / (expense), net
Interest income / (expense), net	(28,361)	(26,423)	(55,213)	(52,099)
Other financial income / (expense), net	18,748	(111,698)	49,794	(76,786)
Other non operating income / (expense), net	(2,661)	6,638	(3,637)	(11,352)

Income / (loss) before taxes and equity in net income from unconsolidated investments	4,550	(90,257)	17,126	(73,757)

Income tax benefit / (expense)	(1,536)	17,918	(4,177)	14,748
Equity in net income / (losses) of affiliates	0	2,265	(8,814)	444

Income / (loss) from continuing operations	3,014	(70,074)	4,135	(58,565)

Discontinued operations
Loss from operations of distribution business	0	(7,963)	0	(42,685)
Income tax benefit / (expense)	0	41	0	(110)

Loss on discontinued operations	0	(7,922)	0	(42,795)

Net income / (loss)	3,014	(77,996)	4,135	(101,360)

Income / (loss) from continuing operations per share of common stock, basic	$0.04	($1.00)	$0.06	($0.84)
Income / (loss) from discontinued operations per share of common stock, basic	$0.00	($0.11)	$0.00	($0.61)
Net income / (loss) from operations per share of common stock, basic	$0.04	($1.11)	$0.06	($1.45)

Income / (loss) from continuing operations per share of common stock, diluted	$0.04	($1.00)	$0.06	($0.84)
Income / (loss) from discontinued operations per share of common stock, diluted	$0.00	($0.11)	$0.00	($0.61)
Net income / (loss) from operations per share of common stock, diluted	$0.04	($1.11)	$0.06	($1.45)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

All amounts are expressed in thousands

(except per share information)

					Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income of continuing operations	Accumulated other comprehensive income of discontinued operations	Total

	Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount

Balance at December 31, 2009	69,412	$694	246	($150)	$1,296,391	$264,917	$82,994	$40,316	$1,685,162

Net (loss) for 2010	0	0	0	0	0	(104,667)	0	0	(104,667)
Foreign currency translation adjustment	0	0	0	0	0	0	(22,770)	(40,316)	(63,086)

Comprehensive income for 2010	0	0	0	0	0	(104,667)	(22,770)	(40,316)	(167,753)
Common stock issued in connection with options	263	3	0	0	5,915	0	0	0	5,918
Common stock issued in connection with acquisitions	1,078	11	0	0	41,333	0	0	0	41,344
Balance at December 31, 2010	70,753	$708	246	($150)	$1,343,639	$160,250	$60,224	$0	$1,564,671

Net income for 2011 (unaudited)	0	0	0	0	0	4,135	0	0	4,135
Foreign currency translation adjustment (unaudited)	0	0	0	0	0	0	168,169	0	168,169

Comprehensive income for 2011 (unaudited)	0	0	0	0	0	4,135	168,169	0	172,304
Common stock issued in connection with options (unaudited)	83	0	0	0	1,407	0	0	0	1,407
Common stock issued in connection with acquisitions (unaudited)	1,897	19	0	0	23,156	0	0	0	23,175
Balance at June 30, 2011 (unaudited)	72,733	$727	246	($150)	$1,368,202	$164,385	$228,393	$0	$1,761,557

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

All amounts are expressed in thousands

	Six months ended June 30,
	2011	2010
Cash flows from operating activities of continuing operations
Net income / (loss)	4,135	($101,360)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Net loss from discontinued operations	0	42,795
Depreciation and amortization	10,765	8,389
Deferred income taxes	(4,216)	(20,305)
Unrealized foreign exchange (gains) / losses	(50,732)	82,679
Cost of debt extinguishment	0	14,114
Stock options fair value expense	1,336	1,672
Dividends received	0	11,399
Equity (income)/loss in affiliates	8,814	(444)
Gain on fair value remeasurement of previously held equity interest	(6,397)	0
Other non cash items	2,803	11,919
Changes in operating assets and liabilities:
Accounts receivable	263,804	149,610
Inventories	(2,353)	3,890
Prepaid expenses and other current assets	(12,327)	(4,750)
Trade accounts payable	(83,383)	(42,918)
Other accrued liabilities and payables	(89,111)	(114,152)

Net cash provided by operating activities from continuing operations	43,138	42,538

Cash flows from investing activities of continuing operations
Purchase of fixed assets	(3,181)	(1,306)
Purchase of intangibles	(693)	0
Changes in restricted cash	0	481,419
Purchase of trademarks	(17,473)	(6,000)
Acquisitions of subsidiaries, net of cash acquired	(24,124)	(135,964)

Net cash provided by / (used in) investing activities from continuing operations	(45,471)	338,149

Cash flows from financing activities of continuing operations
Borrowings on bank loans, overdraft facility and other borrowings	30,983	18,568
Payment of bank loans, overdraft facility and other borrowings	(34,401)	(21,664)
Payment of Senior Secured Notes	0	(367,954)
Repayment of obligation to former shareholders	0	7,500
Decrease in short term capital leases payable	(277)	0
Increase in short term capital leases payable	0	244
Options exercised	72	1,976

Net cash used in financing activities from continuing operations	(3,623)	(361,330)

Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	0	1,625
Net cash provided by investing activities of discontinued operations	0	(330)
Net cash provided by financing activities of discontinued operations	0	(1,841)

Net cash used in discontinued operations	0	(546)
Adjustment to reconcile the change in cash balances of discontinued operations	0	546
Currency effect on brought forward cash balances	10,166	(20,236)
Net increase in cash	4,210	(879)
Cash and cash equivalents at beginning of period	122,324	126,439

Cash and cash equivalents at end of period	$126,534	$125,560

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$23,175	$41,344

Supplemental disclosures of cash flow information
Interest paid	$44,251	$75,051
Income tax paid	$8,950	$18,053

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except share and per share information

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (“CEDC”), a Delaware corporation incorporated on September 4, 1997, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. We are one of the largest producers of vodka in the world and are Central and Eastern Europe’s largest integrated spirit beverages business, measured by total volume, with approximately 32.7 million nine-liter cases produced and distributed in 2010. Our business primarily involves the production and sale of our own spirit brands (principally vodka), and the importation on an exclusive basis of a wide variety of spirits, wines and beers. Our primary operations are conducted in Poland, Russia and Hungary. Additionally in 2010, we opened up a new operation in the Ukraine to import and sell our vodkas, primarily Green Mark. We have seven manufacturing facilities located in Poland and Russia.

In Poland, we are one of the largest vodka producers with a brand portfolio that includes Absolwent, Zubrowka, Zubrowka Biala (White Zubrowka), Bols, Palace and Soplica brands, each of which we produce at our Polish distilleries. We produce and sell vodkas primarily in three of four vodka sectors: premium, mainstream, and economy. In Poland, we also own and produce Royal, the top-selling vodka in Hungary.

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

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies. The subsidiaries’ financial statements have been adjusted to reflect U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the three and six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2010, filed on March 1, 2011.

Our significant interim accounting policies include the recognition of a pro-rata share of certain estimated annual sales incentives, marketing, promotion and advertising costs, generally in proportion to sales, and the recognition of income taxes using an estimated annual effective tax rate adjusted for tax amendments related to prior years and changes in estimate.

3.	ACQUISITIONS

Russian Alcohol Acquisition

On February 4, 2011, pursuant to the agreement dated November 9, 2009, with Kylemore International Invest Corporation (“Kylemore”), an indirect minority stockholder of the Russian Alcohol Group (“Russian Alcohol”), the Company paid $5 million as a final settlement related to Russian Alcohol acquisition.

Whitehall Group Acquisition

On February 7, 2011, the Company entered into a definitive Share Sale and Purchase Agreement and registration rights agreement, in accordance with the terms that were agreed by the parties on November 29, 2010, and disclosed in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2010. Pursuant to these agreements, among other things and upon the terms and subject to the conditions contained therein, we received 20% of the economic and 51% of the voting interest in the Whitehall Group (“Whitehall”) previously not owned by us (currently the Company has full voting and economic ownership), as well as, the global intellectual property rights for the Kauffman Vodka brand. In exchange we paid total consideration of $93.2 million including $17.5 million for the intellectual property rights for the Kauffman Vodka brand.

The Company recorded contingent consideration representing the fair value of a right given to Mark Kauffman as a share price indemnity until the registration date. The fair value of this contingent consideration was recorded at $1.7 million as of the acquisition date on provisional basis. This consideration was settled in March 2011 through a payment by the Company of $0.7 million cash and the issuance of 938,501 additional shares to Mark Kauffman.

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

At March 31, 2011, the Company accounted for the acquisition of Whitehall on a provisional basis. During the second quarter of 2011, the Company obtained a third party valuation of contingent consideration and recorded additional $0.2 million into goodwill. Details of the fair value of consideration transferred are presented in the following table:

Cash	$69,109
Common stock	22,101
Contingent consideration	1,976

Total Fair value of consideration transferred	93,186
Less: value of intellectual property rights to Kauffman Vodka brand	(17,473)

Total consideration paid for the remaining shares in Whitehall	$75,713

The fair value of the net assets acquired in connection with Whitehall acquisition as of the acquisition date is:

Whitehall
ASSETS

Cash and cash equivalents	16,190
Accounts receivable	51,263
Inventories	30,700
Taxes	577
Prepaid expenses and other current assets	12,916
Property, plant equipment, net	869
Intangibles assets, net	8,723
Equity method investments in affiliates	17,871

Total Assets	$139,109

LIABILITIES

Trade accounts payable	38,887
Bank loans and overdraft facilities	27,835
Taxes	4,325
Deferred income taxes	13
Other accrued liabilities	11,735

Total Liabilities	$82,795

Net identifiable assets and liabilities	$56,314

The amount of goodwill recognized at the acquisition date was calculated as follows:

Fair value of previously held interest	$250,156
Consideration paid for the remaining shares in Whitehall	75,713
Less: Net identifiable assets and liabilities	(56,314)

Goodwill on acquisition	$269,555

The Company recognized a one-time gain on remeasurement of previously held equity interest in the amount of $7.9 million based on a discounted cash flow model with the following assumptions: (i) discount rate of 11.13%, (ii) terminal value growth rate of 3.5%, (iii) control premium of 10%. We estimated the growth rates in projecting cash flows based on a detailed five year plan.

The following table sets forth the unaudited pro forma results of operations of the Company for the three and six month periods ended June 30, 2011 and 2010. The unaudited pro forma results of operations give effect to the Company’s acquisitions as if they occurred on January 1, 2011 and 2010. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net sales	$211,957	$175,597	$375,163	$349,054
Net income	$3,014	($77,996)	$3,852	($103,284)

Net income per share data:
Basic earnings per share of common stock	$0.04	($1.08)	$0.05	($1.44)
Diluted earnings per share of common stock	$0.04	($1.08)	$0.05	($1.44)

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

During the six month period ended June 30, 2010, the Company recorded an impairment charge related to goodwill upon the sale of the distribution business of 80.8 million Polish zlotys ($28.2 million). The results of operations of the distribution business are included in earnings from discontinued operations net of taxes, for all the periods presented.

On August 2, 2010, the Company sold its distribution business in Poland to Eurocash S.A. for a purchase price of 376.5 million Polish zlotys ($129.2 million) in cash, on a debt free, cash free basis, after all price adjustments.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net sales	$0	$143,243	$0	$298,261

Earnings/(losses) from operations before taxes	0	(7,963)	0	(14,517)
Taxes on earnings — operations	0	41	0	(110)
Goodwill Impairment	0	0	0	(28,168)

Earnings/(losses) from discontinued operations	$0	($7,922)	$0	($42,795)

5.	SALE OF ACCOUNTS RECEIVABLE

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

As of June 30, 2011 the total balance of receivables under factoring amounted to 177.4 million Polish zlotys (approximately $64.5 million) of the 290 million Polish zlotys limit available.

For the three and six months ended June 30, 2011, the Company sold receivables in the amount of $122.2 million and $179.4 million respectively and recognized a loss on the sale in the statement of operations in the amount of $0.8 million and $1.0 million in respect of the non-recourse factoring. The Company has no continuing involvement with the sold non-course receivables.

In May 2011, Russian Alcohol started factoring receivables under a factoring agreement (“Factoring Agreement”) with Gazprombank OJSC to factor up to 1,022 million Russian rubles (approximately $36.5 million) of receivables. The Factoring Agreements is an ongoing agreement, which provide for factoring with recourse.

During the second quarter of 2011, the Company factored receivables amounting to 248.4 million Russian rubles (approximately $8.9 million) and recognized a loss on the sale in the statement of operations in the amount of 0.9 million Russian rubles (approximately $0.03 million).

As of June 30, 2011, the liabilities from factoring with recourse amounted to $11.8 million and are included in the short term bank loans in the balance sheet. Receivables from factoring with recourse are presented under accounts receivable in the balance sheet.

6.	INTANGIBLE ASSETS OTHER THAN GOODWILL

The major components of intangible assets are:

	June 30,	December 31,
	2011	2010
Non-amortizable intangible assets:
Trademarks	$690,912	$759,070
Impairment charge	0	(131,849)

Total	690,912	627,221
Amortizable intangible assets:
Customer relationships	9,656	815
Less accumulated amortization	(1,441)	(694)
Total	8,215	121

Total intangible assets	$699,127	$627,342

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

The change in the recorded book value of trademarks between June 30, 2011 and December 31, 2010 resulted mainly from the acquisition of the Kauffman Vodka trademark for $17.5 million and foreign exchange translation differences of $46.2 million caused by appreciation of Polish zloty and Russian ruble against the U.S. dollar.

7.	EQUITY METHOD INVESTMENTS IN AFFILIATES

We held the following investments in unconsolidated affiliates:

		Carrying Value
	Type of affiliate	June 30, 2011	December 31, 2010
Whitehall Group	Equity-Accounted Affiliate	$0	$243,128

	Total Carrying value	$0	$243,128

As of December 31, 2010, the Company had an 80% economic interest and an effective voting interest of 49% in Whitehall and a voting interest of 25% in the Moet Hennessy Russia joint venture (“MH”), through Whitehall’s 50% stake in MH. On February 7, 2011, the acquisition of the remaining portion of Whitehall not previously owned was completed. The Company changed the accounting treatment for its interest in Whitehall from the equity method of accounting to consolidation starting from February 7, 2011.

On March 30, 2011, the Company through its ownership of Whitehall sold its stake in MH to Moet Hennessey. As of the completion of this transaction, Whitehall will no longer have any direct ownership stake in MH, however, it will continue cooperation with MH as a key distributor in the Russian market.

The Company received $10.9 million of dividends from Whitehall during the year ended December 31, 2010 and $7.6 million of dividends received in January 2011, when Whitehall was consolidated under equity method.

The summarized financial information of investments are shown in the below table with the balance sheet financial information reflecting Whitehall and MH accounted under the equity method as of December 31, 2010. The results from operations for the three and six month periods ended June 30, 2011 include the results of Whitehall from January 1, 2011 to February 7, 2011 and MH from January 1, 2011 to March 30, 2011.

	Total	Total
	June 30, 2011	December 31, 2010
Current assets	$0	$142,256
Noncurrent assets	0	101,329
Current liabilities	0	101,966
Noncurrent liabilities	$0	$0

	Total Three months ended June 30,		Total Six months ended June 30,
	2011	2010	2011	2010
Net sales	$0	$32,894	$6,494	$56,544
Gross margin	0	12,529	1,995	19,800
Operating profit/(loss)	0	2,582	(9,975)	(1,761)
Income/(loss) from continuing operations	0	2,825	(11,018)	556
Net income/(loss)	0	2,825	(11,018)	556
Net income/(loss) attributable to CEDC	$0	$2,265	$(8,814)	$444

8.	COMPREHENSIVE INCOME/(LOSS)

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

As of June 30, 2011, our functional currencies (Polish zloty, Russian ruble and Hungarian forint) used to translate the balance sheet were stronger against the U.S. dollar as compared to the exchange rate as of December 31, 2010, and as a result $168.2 million of foreign currency translation adjustment was recognized as part of total comprehensive income was recognized.

9.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic:
Net income / (loss) from continuing operations, net of noncontrolling interests in subsidiaries	$3,014	($70,074)	$4,135	($58,565)
Income / (loss) on discontinued operations	0	(7,922)	0	(42,795)

Net income / (loss)	$3,014	($77,996)	$4,135	($101,360)

Weighted average shares of common stock outstanding (used to calculate basic EPS)	72,479	70,135	71,846	69,667
Net effect of dilutive employee stock options based on the treasury stock method	45	286	72	345

Weighted average shares of common stock outstanding (used to calculate diluted EPS)	72,524	70,421	71,918	70,013

Net income / (loss) per common share - basic:
Continuing operations	$0.04	($1.00)	$0.06	($0.84)
Discontinued operations	$0.00	($0.11)	$0.00	($0.61)

	$0.04	($1.11)	$0.06	($1.45)

Net income / (loss) per common share - diluted:
Continuing operations	$0.04	($1.00)	$0.06	($0.84)
Discontinued operations	$0.00	($0.11)	$0.00	($0.61)

	$0.04	($1.11)	$0.06	($1.45)

Employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during the three and six month periods ended June 30, 2011 and 2010. In addition there is no adjustment to fully diluted shares related to the Convertible Senior Notes as the average market price was below the conversion price for the periods.

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

On February 28, 2011 the Company, entered into a letter agreement with Bank Handlowy and WBK pursuant to which and subject to the terms and conditions contained therein, the parties agreed, to waive any breach of the Consolidated Coverage Ratio covenant and the Net Leverage Ratio covenant relating to the Calculation Period ending on December 31, 2010 and amended these ratios for purposes of the Calculation Period ending on June 30, 2011 to 1.28:1 and 8.35:1, respectively. As a result of the Letter Agreement, our failure to comply with the Consolidated Coverage Ratio covenant and the Net Leverage Ratio covenant as of December 31, 2010 did not result in a default under the Credit Facility. In connection with this agreement, the Company agreed to pay a one-time waiver fee of PLN 3.3 million (approximately $1.15 million). In addition, the Company agreed with its lenders that the amount available under the overdraft facilities included in the Credit Facility is reduced to PLN 120 million (approximately $41.6 million) and the margins on term loan and overdraft facilities will be increased (with effect from March 1, 2011) to 4.25% and 3.25%, respectively, and the margin on letters of credit issued thereunder will be increased to 2.50%.

On April 21, 2011, the Company entered into an amended set of terms for the Credit Facility. As part of the amendment, on April 22, 2011, the Company repaid the remaining PLN 122.5 million ($44.3 million) term facility while at the same time retaining the PLN 120 million ($43.4 million) overdraft limit which was further decreased to PLN 105 million ($38.2 million) as of June 30, 2011. The overdraft facility going forward does contain either the Consolidated Coverage Ratio or the Net Leverage Ratio previously required under the Credit Facility. Furthermore, the Company has no covenant compliance obligations at June 30, 2011 related to the Credit Facility. In addition to the elimination of covenants, the revised terms of the overdraft facility provide for an initial 100 basis point reduction in the margin charged to the Company, with further reductions coming over the next six months, and the maximum amount available for borrowing under the overdraft facility will be reduced over the course of the next six months as well.

As of June 30, 2011, the Company has outstanding liability of $35.5 million from the term loans from Zenit Bank, Alfa Bank and Raiffeisen Bank drawn by Whitehall with renewal dates in the first quarter of 2012, as well as, a liability of $21.6 million from the term loan from Unicredit drawn by Russian Alcohol with maturity date in November 2012. This loan has no financial covenants that need to be met and is secured by goods up to 720 million Russian rubles and guarantees given by companies with Russian Alcohol.

As of June 30, 2011, the Company had available under existing overdraft facilities in Poland approximately $37.0 million from the Credit Facility mentioned above as well as approximately $0.5 million available in Hungary and approximately $7.2 million available in Russia.

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

As of June 30, 2011 the Company had accrued interest of $2.7 million related to the Convertible Senior Notes, with the next coupon due for payment on September 15, 2011. Total obligations under the Convertible Senior Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	June 30,	December 31,
	2011	2010

Convertible Senior Notes	$310,000	$310,000
Unamortized debt discount	(1,507)	(2,311)
Debt discount related to ASC 470-20	(6,438)	(8,567)

Total	$302,055	$299,122

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

As of June 30, 2011 and December 31, 2010 the Company had accrued interest of $7.5 million and $7.1 million respectively, related to the Senior Secured Notes due 2016, with the next coupon due for payment on December 1, 2011.

	June 30,	December 31,
	2011	2010

Senior Secured Notes due 2016	$1,003,372	955,296
Unamortized debt discount	(3,485)	(3,660)

Total	$999,887	$951,636

June 30,
2011
Principal repayments for the following years
2011	$26,238
2012	60,729
2013	302,055
2014	0
2015 and beyond	999,887

Total	$1,388,909

11.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	June 30,	December 31,
	2011	2010

Raw materials and supplies	$29,066	$26,847
In-process inventories	8,391	3,314
Finished goods and goods for resale	99,950	63,517

Total	$137,407	$93,678

As of June 30, 2011 total inventory balances include inventory of Whitehall of $31.6 million.

12.	INCOME TAXES

The Company operates in several tax jurisdictions primarily: the United States of America, Poland, Hungary and Russia. All subsidiaries file their own corporate tax returns as well as account for their own deferred tax assets and liabilities. The Company does not file a U.S. Federal Tax Return based upon its consolidated income, but does file a U.S. Federal Tax Return based on the statement of operations for transactions occurring in the United States of America. For income taxes accounted for on an interim basis, the Company estimates the annual effective tax rate and applies this rate to its pre-tax US GAAP income/(loss), unless a discrete event occurs that requires additional consideration.

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

	Segment Net Sales		Segment Net Sales
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Segment
Poland	$58,749	$52,394	$104,644	$100,832
Russia	145,655	117,595	251,313	212,923
Hungary	7,553	5,608	12,711	11,648

Total Net Sales	$211,957	$175,597	$368,668	$325,403

	Operating Income		Operating Income
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Segment
Poland before fair value adjustments	$8,012	$15,881	$11,381	$25,921
Gain on remeasurement of previously held equity interests	0	0	7,898	0

Poland after fair value adjustments	8,012	15,881	19,279	25,921
Russia	9,225	26,806	8,591	42,973
Hungary	1,280	722	1,941	1,800
Corporate Overhead
General corporate overhead	(1,049)	(1,370)	(2,292)	(2,542)
Option Expense	(644)	(813)	(1,337)	(1,672)

Total Operating Profit	$16,824	$41,226	$26,182	$66,480

	Identifiable Operating Assets
	June 30,	December 31,
	2011	2010
Segment
Poland	$1,082,882	$1,168,206
Russia	2,423,551	2,189,694
Hungary	25,532	33,495
Corporate	49,414	4,787

Total Identifiable Assets	$3,581,379	$3,396,182

	Goodwill
	June 30,	December 31,
	2011	2010
Segment
Poland	$417,067	$387,448
Russia	1,444,899	1,055,772
Hungary	7,592	7,053
Corporate	0	0

Total Goodwill	$1,869,558	$1,450,273

14.	INTEREST EXPENSE, NET

The following items are included in Interest expense, net:

	Three months ended June 30,		Six months ended June 30
	2011	2010	2011	2010

Interest income	$356	$1,067	$881	$2,372
Interest expense	(28,717)	(27,490)	(56,094)	(54,471)

Total interest expense, net	($28,361)	($26,423)	($55,213)	($52,099)

15.	OTHER FINANCIAL INCOME, NET

The following items are included in Other financial income, net:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Foreign exchange impact related to foreign currency financing	$19,081	($118,157)	$50,732	($83,978)
Other (losses)/gains	(333)	6,459	(938)	7,192

Total other financial income / (expense), net	$18,748	($111,698)	$49,794	($76,786)

16.	OTHER NON-OPERATING EXPENSE

The following items are included in Other Non-Operating Expense:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Early redemption call premium	$0	$0	$0	($14,115)
Write-off of unamortized offering costs	0	0	0	(4,076)
Dividend received	0	7,642	0	7,642
Other gains / (losses)	(2,661)	(1,004)	(3,637)	(803)

Total other non operating income / (expense), net	($2,661)	$6,638	($3,637)	($11,352)

Other non-operating items in the three and six month period ended June 30, 2010 include early redemption call premium as well as write-off of unamortized offering costs both related to the 2012 Senior Secured Notes that were refinanced with the new 2016 Senior Secured Notes in January 2010.

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

A summary of the Company’s stock option and restricted stock units activity, and related information for the three month periods ended March 31, 2011 and June 30, 2011 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price

Outstanding at January 1, 2011	1,300,400	$29.06
Granted	82,000	$23.06
Exercised	(13,063)	$5.02
Forfeited	(16,833)	$27.75

Outstanding at March 31, 2011	1,352,504	$28.65
Exercisable at March 31, 2011	1,080,512	$29.43

Outstanding at April 1, 2011	1,352,504	$28.65
Granted	79,250	$11.02
Exercised	(5,062)	$1.13
Forfeited	(21,825)	$27.37

Outstanding at June 30, 2011	1,404,867	$27.77
Exercisable at June 30, 2011	1,111,625	$29.12

Nonvested restricted stock units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2011	79,150	$35.82
Granted	378	$25.55
Vested	(20,223)	$30.42
Forfeited	(4,329)	$16.04

Nonvested at March 31, 2011	54,976	$37.96

Nonvested at April 1, 2011	54,976	$37.96
Granted	28,685	$11.53
Vested	(3,679)	$60.59
Forfeited	(364)	$32.06

Nonvested at June 30, 2011	79,618	$27.42

Nonvested restricted stock	Number of Restricted Stock	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2011	46,001	$29.84
Granted	40,035	$22.86
Vested	(1,000)	$35.01
Forfeited	(7,501)	$29.73

Nonvested at March 31, 2011	77,535	$26.18

Nonvested at April 1, 2011	77,535	$26.18
Granted	7,583	$11.25
Vested	0	$0.00
Forfeited	0	$0.00

Nonvested at June 30, 2011	85,118	$24.85

During the three months ended June 30, 2011, the range of exercise prices for outstanding options was $2.00 to $60.92. During 2011, the weighted average remaining contractual life of options outstanding will be 4.8 years. Exercise prices for options exercisable as of June 30, 2011 ranged from $2.00 to $60.92. The Company has also granted 28,685 restricted stock units and 7,583 restricted stock to its employees at an average price of $11.53 and $11.25 respectively, during the second quarter of 2011.

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of June 30, 2011, the Company has not changed the terms of any outstanding awards.

During the three months ended June 30, 2011, the Company recognized compensation cost of $0.64 million and a related deferred tax asset of $0.13 million.

As of June 30, 2011, there was $3.1 million of total unrecognized compensation cost related to non-vested stock options, restricted stock units and restricted stock granted under the Plan. The costs are expected to be recognized over period through 2011-2014.

Total cash received from exercise of options during the three months ended June 30, 2011 amounted to $6 thousand.

For the three month period ended June 30, 2011, the compensation expense related to all options was calculated based on the fair value of each option grant using a binomial distribution model. The Company has never paid cash dividends and does not currently have plans to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on an average of implied and historical volatility projected over the remaining term of the options. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	Six months ended June 30,
	2011	2010
Fair Value	$7.60	$12.57
Dividend Yield	0%	0%
Expected Volatility	66.1%	68.2%
Weighted Average Volatility	66.1%	68.2%
Risk Free Interest Rate	0.3%	0.3% -0.5%
Expected Life of Options from Grant	3.2	3.2

18.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

The Polmos Bialystok Acquisition

As part of the Share Purchase Agreement related to the October 2005 Polmos Bialystok Acquisition, the Company is required to ensure that Polmos Bialystok will make investments of at least 77.5 million Polish zloty (approximately $27.5 million) during the six years after the acquisition was consummated. As of June 30, 2011, the Company had invested 78.8 million Polish zloty (approximately $28.4 million) in Polmos Bialystok, so this condition as of this date has already been met.

Supply Contracts

The Company has various agreements covering its sources of supply, which, in some cases, may be terminated by either party on relatively short notice. Thus, there is a risk that a portion of the Company’s supply of products could be curtailed at any time.

19.	SUBSEQUENT EVENTS

On July 28, 2011, the Company took the decision to close the operations of First Distillery Tula, one of its Russian production plants. The Company expects to cease the operations from August 2011. The net book value of the related assets as of June 30, 2011 was $8.8 million.

20.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements adopted during the three months ended June 30, 2011 that had a material impact on our condensed consolidated financial statements.

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

Overview

The Company is one of the world’s largest vodka producers and Central and Eastern Europe’s largest integrated spirit beverages business with its primary operations in Poland, Russia and Hungary. During the second quarter of 2011, the Company continued its strategy of integrating the business in Russia following the buyout of the remaining stake in Whitehall in the first quarter of 2011 where the Company took full economic and controlling ownership of the business. In addition, the Company continued to focus on growing sales volumes in its key markets of Poland and Russia. Overall, both the Polish and Russian vodka markets continued to see an overall market decline, however in Poland the Company was able to see year on year domestic volume growth for the six months ending June 30, 2011 of 13% primarily due to the continued success of its recently launched Zubrowka Biala brand. Russian volumes were down which was in addition to the drop in the overall vodka market as the majority of the Company’s wholesalers continued to reduce their inventory levels as part of the overall industry relicensing that we believe is affecting almost all producers and wholesalers during the first eight months of 2011. Additionally, a number of the wholesalers that the Company works with did not initially get a license and were thereby unable to operate for periods of time during the quarter, effecting the Company’s ability to sell into the marketplace. Finally spirit, which is the main ingredient in vodka production, continued to see the high levels from 2010 in the second quarter, which together with higher levels of market investment resulted in a contraction of gross margins as compared to the prior year and impacted total gross margins by $11.0 million for the first six months of 2011 as compared to the prior year.

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

On February 7, 2011, the Company entered into a definitive Share Sale and Purchase Agreement and registration rights agreement, in accordance with the terms that were agreed by the parties on November 29, 2010, and disclosed in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2010. Pursuant to these agreements, among other things and upon the terms and subject to the conditions contained therein, we received 20% of the economic and 51% of the voting interest in the Whitehall Group (“Whitehall”) previously not owned by us (currently the Company has full voting and economic ownership), as well as the global intellectual property rights for the Kauffman Vodka brand. In exchange we paid total consideration of $93.2 million including $17.5 million for the intellectual property rights for the Kauffman Vodka brand. For further details on the whole structure of this acquisition please refer to Note 3 of the accompanying consolidated condensed financial statements attached herein.

As a result of this transaction, the Company acquired 100% of the voting and economic interest in the Whitehall Group and changed the accounting treatment for interest in Whitehall from the equity method of accounting to consolidation starting from February 7, 2011.

Effect of Exchange Rate and Interest Rate Fluctuations

Substantially all of Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the statement of operations is due to the movement of the average exchange rate used to restate the statements of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statements of operations relate only to realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint.

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $623 million	$6.20 million gain/loss

Results of Operations:

Three months ended June 30, 2011 compared to three months ended June 30, 2010

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Three months ended June 30,
	2011	2010
Sales	$440,001	$379,874
Excise taxes	(228,044)	(204,277)
Net sales	211,957	175,597
Cost of goods sold	126,715	87,119

Gross profit	85,242	88,478

	40.22%	50.39%
Operating expenses	68,418	47,252
Gain on remeasurement of previously held equity interests	0	0

Operating income	16,824	41,226

Non operating income / (expense), net
Interest income / (expense), net	(28,361)	(26,423)
Other financial income / (expense), net	18,748	(111,698)
Other non operating income / (expense), net	(2,661)	6,638

Income / (loss) before taxes and equity in net income from unconsolidated investments	4,550	(90,257)

Income tax benefit / (expense)	(1,536)	17,918
Equity in net income / (losses) of affiliates	0	2,265

Income / (loss) from continuing operations	3,014	(70,074)

Discontinued operations
Loss from operations of distribution business	0	(7,963)
Income tax benefit / (expense)	0	41

Loss on discontinued operations	0	(7,922)

Net income / (loss)	$3,014	($77,996)

Income / (loss) from continuing operations per share of common stock, basic	$0.04	($1.00)
Income / (loss) from discontinued operations per share of common stock, basic	$0.00	($0.11)
Net income / (loss) from operations per share of common stock, basic	$0.04	($1.11)

Income / (loss) from continuing operations per share of common stock, diluted	$0.04	($1.00)
Income / (loss) from discontinued operations per share of common stock, diluted	$0.00	($0.11)
Net income / (loss) from operations per share of common stock, diluted	$0.04	($1.11)

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and imports and value added tax. Total net sales increased by approximately 20.7%, or $36.4 million, from $175.6 million for the three months ended June 30, 2010 to $212.0 million for the three months ended June 30, 2011. The increase was driven primarily by the consolidation of Whitehall during the second quarter of 2011, as it was not consolidated in the second quarter of 2010, resulting in an increase of $31.9 million. This increase was partially offset by reduction of sales value of our domestic vodka business in Russia as further discussed below. Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Sales
	Three months ended June 30,
	2011	2010
Segment
Poland	$58,749	$52,394
Russia	145,655	117,595
Hungary	7,553	5,608

Total Net Sales	$211,957	$175,597

Sales for Poland increased by $6.3 million from $52.4 million for the three months ended June 30, 2010 to $58.7 million for the three months ended June 30, 2011. This increase was driven mainly by a strengthening of the Polish zloty against the U.S. dollar which accounted for approximately $7.8 million of sales in U.S. dollar terms and higher volume sales of $6.2 million offset by a decrease in sales due to higher market investments and product sales mix in total of $7.7 million.

Sales for Russia increased by $28.1 million from $117.6 million for the three months ended June 30, 2010 to $145.7 million for the three months ended June 30, 2011. Included in the sales growth was a sales increase of $31.9 million from the consolidation of Whitehall in 2011, product sales mix in of $2.6 million, higher sales of ready to drink products of $2.4 million and strengthening of the Russian ruble against the U.S. dollar which accounted for approximately $7.2 million of sales in U.S. dollar terms. Export sales grew by $13.3 million; however export sales to the Ukraine, which represented 49.3% of these exports, contribute a lower gross margin percentage than domestic sales. Offsetting this increase was a decline of approximately $29.3 million resulting mainly from lower by a 26% drop in volume domestic sales of vodka, primarily due to disruption in the market related to the industry-wide relicensing process. This process led to an overall destocking by the Companies wholesaler customers as well as instances where the wholesalers’ licenses were not timely renewed, which affected all of our businesses, with the biggest impact on domestic vodka sales.

Sales for Hungary increased by $2.0 million from $5.6 million for the three months ended June 30, 2010 to $7.6 million for the three months ended June 30, 2011 which resulted in a $1.0 million increase in volumes on local currency terms as well as a increase resulting from strengthening of the Hungarian forint against the U.S. dollar which accounted for approximately $1.0 million of sales in U.S. dollar terms.

Gross Profit

Total gross profit decreased by approximately 3.7%, or $3.3 million, to $85.2 million for the three months ended June 30, 2011, from $88.5 million for the three months ended June 30, 2010, reflecting the decrease in gross profit margins percentage in the three months ended June 30, 2011.

Gross profit margins as a percentage of net sales declined by 10.2 percentage points from 50.4% to 40.2% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This decline was primarily driven by the factors noted above, namely higher market investments due to the competitive environment, shift in product sales mix in both Poland and Russia, as well as, higher spirit pricing in both markets. The weight of the gross margin contribution relative to total sales of the Russian vodka business, which tends to operate at higher gross profit levels than the Polish business, was lower in 2011, thus impacting the overall blended gross profit as a percent of sales. The overall impact of higher cost of goods which includes the higher spirit pricing resulted in a $6.0 million impact on gross margins for three months ended June 30, 2011 compared to the same period in 2010.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses increased by approximately 44.6%, or $21.1 million, from $47.3 million for the three months ended June 30, 2010 to $68.4 million for the three months ended June 30, 2011. Operating expenses as a percent of net sales increased from 26.9% for the three months ended June 30, 2010 to 32.3% for the three months ended June 30, 2011. The increase resulted primarily from the consolidation of the results of Whitehall giving an additional $9.2 million of costs, relicensing and restructuring costs in Russia of $3.9 million, one-time costs reduction of approximately $3.0 million in 2010 related to gains, realized prior to the sale of our distribution business, as well as an increase due to strengthening of the Polish zloty and Russian ruble against the U.S. dollar which accounted for approximately $3.6 million in U.S. dollar terms.

The table below sets forth the items of operating expenses.

	Operating Expenses Three Months Ended June 30,
	2011	2010
	($ in thousands)
S,G&A	$58,203	$39,912
Marketing	7,257	5,376
Depreciation and amortization	2,958	1,964

Total operating expense	$68,418	$47,252

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A expenses increased by $18.3 million, from $39.9 million for the three months ended June 30, 2010 to $58.2 million for the three months ended June 30, 2011. Of this increase $3.5 million is due to strengthening of the Polish zloty and Russian ruble against the U.S. dollar.

Marketing expenses increased mainly due to higher marketing spending aligned to relaunching some of our products in 2011.

Depreciation and amortization increased by $1.0 million, from $2.0 million for the three months ended June 30,2010 to $3.0 million for the three months ended June 30, 2011.

Operating Income

Total operating income decreased by approximately 59.2%, or $24.4 million, from $41.2 million for the three months ended June 30, 2010 to $16.8 million for the three months ended June 30, 2011, primarily driven by lower sales value in Poland and Russia. The table below summarizes the segmental split of operating profit.

	Operating Income
	Three months ended June 30,
	2011	2010
Segment
Poland	8,012	15,881
Russia	9,225	26,806
Hungary	1,280	722
Corporate Overhead
General corporate overhead	(1,049)	(1,370)
Option Expense	(644)	(813)

Total Operating Profit	$16,824	$41,226

Underlying operating income in Poland decreased by approximately 49.7%, or $7.9 million, from $15.9 million for the three months ended June 30, 2010 to $8.0 million for the three months ended June 30, 2011. The operating income in Russia decreased by $17.6 million from $26.8 million for the three months ended June 30, 2010 to $9.2 million for the three months ended June 30, 2011. The changes in operating income in both of these segments were driven by all of the factors described above.

Non Operating Income and Expenses

Total interest expense increased by approximately 7.6%, or $2.0 million, from $26.4 million for the three months ended June 30, 2010 to $28.4 million for the three months ended June 30, 2011. This increase is mainly a result of the strong euro as compared to the U.S. dollar, as a significant portion of the long-term borrowings are denominated in euros.

The Company recognized $18.7 million of unrealized foreign exchange rate gains in the three months ended June 30, 2011, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $111.7 million of loss in the three months ended June 30, 2010. These gains resulted mainly from the appreciation of the Polish zloty and Russian ruble against the U.S. dollar and euro in the first six months of 2011.

The result of total other non-operating expenses decreased by $9.3 million, from a gain of $6.6 million for the three months ended June 30, 2010 to a loss of $2.7 million for the three months ended June 30, 2011. This decrease is mainly due to dividends received in 2010 from the discontinued operation. Additionally the Company began to factor receivables in 2011 which represent $0.8 million of expense for the three months ended June 30, 2011.

	Three months ended June 30,
	2011	2010
Dividend received	0	7,642
Other gains / (losses)	(2,661)	(1,004)

Total other non operating income / (expense), net	($2,661)	$6,638

Income Tax

Our effective tax rate for the three months ended June 30, 2011 was 33.8%, which is driven by the blended effective tax rates of 18% in Poland and 22% in Russia and 37% in the US offset by certain tax amendments and changes to estimates related to tax loss carry forwards that the Company believes will not be utilized in the future in Cyprus.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Six months ended June 30,
	2011	2010
Sales	$776,140	$710,768
Excise taxes	(407,472)	(385,365)
Net sales	368,668	325,403
Cost of goods sold	224,089	162,793

Gross profit	144,579	162,610

	39.22%	49.97%
Operating expenses	126,295	96,130
Gain on remeasurement of previously held equity interests	(7,898)	0

Operating income	26,182	66,480

Non operating income / (expense), net
Interest income / (expense), net	(55,213)	(52,099)
Other financial income / (expense), net	49,794	(76,786)
Other non operating income / (expense), net	(3,637)	(11,352)

Income / (loss) before taxes and equity in net income from unconsolidated investments	17,126	(73,757)

Income tax benefit / (expense)	(4,177)	14,748
Equity in net income / (losses) of affiliates	(8,814)	444

Income / (loss) from continuing operations	4,135	(58,565)

Discontinued operations
Loss from operations of distribution business	0	(42,685)
Income tax benefit / (expense)	0	(110)

Loss on discontinued operations	0	(42,795)

Net income / (loss)	$4,135	($101,360)

Income / (loss) from continuing operations per share of common stock, basic	$0.06	($0.84)
Income / (loss) from discontinued operations per share of common stock, basic	$0.00	($0.61)
Net income / (loss) from operations per share of common stock, basic	$0.06	($1.45)

Income / (loss) from continuing operations per share of common stock, diluted	$0.06	($0.84)
Income / (loss) from discontinued operations per share of common stock, diluted	$0.00	($0.61)
Net income / (loss) from operations per share of common stock, diluted	$0.06	($1.45)

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and imports and value added tax. Total net sales increased by approximately 13.3%, or $43.3 million, from $325.4 million for the six months ended June 30, 2010 to $368.7 million for the six months ended June 30, 2011. The increase was driven primarily by the consolidation of Whitehall from February 7, 2011, as it was not consolidated in 2010, resulting in an increase of $57.0 million. This increase was partially offset by reduction of sales value of our domestic vodka business in Russia as further discussed below. Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Sales
	Six months ended June 30,
	2011	2010
Segment
Poland	$104,644	$100,832
Russia	251,313	212,923
Hungary	12,711	11,648

Total Net Sales	$368,668	$325,403

Sales for Poland increased by $3.8 million from $100.8 million for the six months ended June 30, 2010 to $104.6 million for the six months ended June 30, 2011. This increase was driven mainly by a strengthening of the Polish zloty against the U.S. dollar which accounted for approximately $7.8 million of sales in U.S. dollar terms and higher volume sales of $8.5 million offset by a decrease in sales due to higher market investments and product sales mix in total of $12.5 million.

Sales for Russia increased by $38.4 million from $212.9 million for the six months ended June 30, 2010 to $251.3 million for the six months ended June 30, 2011. Included in the sales growth was a sales increase of $57.0 million from the consolidation of Whitehall into sales starting from February 2011. Additionally, sales increased by $9.2 million in U.S. dollar terms due to strengthening of the Russian ruble against the U.S. dollar. Offsetting this was mainly lower local currency sales of $44.4 million and lower sales for Bravo in the first quarter due to suspended production and sales in Bravo resulting from its production license not being timely renewed resulting in $3.4 million decrease in sales. In early April, Bravo received its production license and normal sales continued again from this point with higher sales of its ready to drink products of $2.4 million in comparison to second quarter 2010. Export sales grew by $17.7 million; however export sales to the Ukraine which represented 66.5% of these exports contribute a lower gross margin percentage than domestic sales.

Sales for Hungary increased by $1.1 million from $11.6 million for the six months ended June 30, 2010 to $12.7 million for the six months ended June 30, 2011 which results in a $0.3 million increase in volumes in local currency terms as well as a increase resulting from strengthening of the Hungarian forint against the U.S. dollar which accounted for approximately $0.8 million of sales in U.S. dollar terms.

Gross Profit

Total gross profit decreased by approximately 11.1%, or $18.0 million, to $144.6 million for the six months ended June 30, 2011, from $162.6 million for the six months ended June 30, 2010, reflecting the decrease in gross profit margins percentage in the six months ended June 30, 2011.

Gross profit margins as a percentage of net sales declined by 10.8 percentage points from 50.0% to 39.2% for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This decline was primarily driven by the factors noted above, namely shift of sales from premium segment vodkas to mainstream vodkas segment having lower margin in both Poland and Russia, as well as, higher spirit pricing in both markets. The weight of the gross margin contribution relative to total sales of the Russian vodka business which tends to operate at higher gross profit levels than the Polish business was lower in 2011, thus impacting the overall blended gross profit as a percent of sales. Within the Polish market factors driving the lower gross profit margins as compared to Russia is the fact that the Polish market continues to experience a strong competitive environment from other producers and retailers making it difficult to increase prices in line with the spirit cost increases. The overall impact of higher cost of goods which includes the higher spirit pricing resulted in a $11.0 million impact on gross margins for six months ended June 30, 2011 compared to the same period in 2010.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses increased by approximately 23.2%, or $22.3 million, from $96.1 million for the six months ended June 30, 2010 to $118.4 million for the six months ended June 30, 2011. This change includes a one-time gain in the six month period ended June 30, 2011, amounting to $7.9 million in operating income based on the remeasurement of previously held equity interests in Whitehall to fair value. For comparability of costs between periods, items of operating expenses after excluding this fair value adjustment are shown separately in the table below. Operating expenses, excluding fair value adjustments as a percent of net sales increased from 29.5% for the six months ended June 30, 2010 to 34.3% for the six months ended June 30, 2011. Operating expenses, net of fair value adjustments increased by $30.2 million, from $96.1 million for the six months ended June 30, 2010 to $126.3 million for the six months ended June 30, 2011. The increase resulted primarily from the consolidation of the results of Whitehall giving additional $16.6 million of costs, relicensing and restructuring costs in Russia of $7.2 million as well as an the increase is to strengthening of the Russian ruble against the U.S. dollar which accounted for approximately $4.3 million of sales in U.S. dollar terms.

The table below sets forth the items of operating expenses.

	Operating Expenses Six Months Ended June 30,
	2011	2010
	($ in thousands)
S,G&A	$107,279	$81,725
Marketing	13,207	10,152
Depreciation and amortization	5,809	4,253

Sub-Total	126,295	96,130
Fair value adjustments	(7,898)	0

Total operating expense	$118,397	$96,130

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A expenses increased by $25.6 million, from $81.7 million for the six months ended June 30, 2010 to $107.3 million for the six months ended June 30, 2011. Of this increase $3.5 million is due to strengthening of the Polish zloty and Russian ruble against the U.S. dollar.

Marketing expenses increased mainly due to higher marketing spending aligned to relaunching some of our products in 2011.

Depreciation and amortization increased by $1.5 million, from $4.3 million for the six months ended June 30,2010 to $5.8 million for the six months ended June 30, 2011.

Operating Income

Total operating income decreased by approximately 60.6%, or $40.3 million, from $66.5 million for the six months ended June 30, 2010 to $26.2 million for the six months ended June 30, 2011, primarily driven by lower sales value in Poland and Russia. The table below summarizes the segmental split of operating profit. However, excluding the impact of fair value adjustments incurred in 2011, the underlying operating profit decreased from $66.5 million to $18.3 million. Fair value adjustments recorded in 2011 include a one-time gain on the re-measurement of previously held equity interests in Whitehall at the time of consolidation of $7.9 million.

	Operating Income Six months ended June 30,
	2011	2010
Segment
Poland before fair value adjustments	$11,381	$25,921
Gain on remeasurement of previously held equity interests	7,898	0
Poland after fair value adjustments	19,279	25,921
Russia	8,591	42,973
Hungary	1,941	1,799
Corporate Overhead
General corporate overhead	(2,292)	(2,541)
Option Expense	(1,337)	(1,672)

Total Operating Profit	$26,182	$66,480

Underlying operating income in Poland excluding fair value adjustments decreased by approximately 56.0%, or $14.5 million, from $25.9 million for the six months ended June 30, 2010 to $11.4 million for the six months ended June 30, 2011. The operating income in Russia decreased by $34.4 million from income of $43.0 million for the six months ended June 30, 2010 to $8.6 million for the six months ended June 30, 2011. The changes in operating income in both of these segments were driven by all of the factors described above.

Non Operating Income and Expenses

Total interest expense increased by approximately 6.0%, or $3.1 million, from $52.1 million for the six months ended June 30, 2010 to $55.2 million for the six months ended June 30, 2011. This increase is mainly a result of the strong euro as compared to the U.S. dollar, as a significant portion of the long-term borrowings are denominated in euro’s.

The Company recognized $49.8 million of unrealized foreign exchange rate gains in the six months ended June 30, 2011, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $76.8 million of loss in the six months ended June 30, 2010. These gains resulted mainly from the appreciation of the Polish zloty and Russian ruble against the U.S. dollar and euro.

Total other non operating expenses decreased by $7.8 million, from $11.4 million for the six months ended June 30, 2010 to $3.6 million for the six months ended June 30, 2011. This decrease is mainly a result of the one-time charge of $14.1 million related to the early call premium when the Senior Secured Notes due 2012 were repaid early in January 2010. Further decrease was due to the write-off of the unamortized offering costs related to the Senior Secured Notes due 2012 of $4.1 million. This was offset by $7.6 million of final dividend received prior to disposal of the distribution business. Additionally the Company began to factor receivables in 2011 which represent $1.0 million of expense for the six months ended June 30, 2011.

	Six months ended June 30,
	2011	2010
Early redemption call premium	$0	($14,115)
Write-off of unamortized offering costs	0	(4,076)
Dividend received	0	7,642
Other gains / (losses)	(3,637)	(803)

Total other non operating income / (expense), net	($3,637)	($11,352)

Income Tax

Our effective tax rate for the six months ended June 30, 2011 was 24.4%, which is driven by the blended effective tax rates of 18% in Poland and 22% in Russia and 37% in the US offset by certain tax amendments and changes to estimates related to tax loss carry forwards that the Company believes will not be utilized in the future in Cyprus.

Equity in Net Earnings

Equity in net losses for the six months ended June 30, 2011 include the Company’s proportional share of net income from its investment in the Moet Hennessey Russia Joint Venture for the period from January 1, 2011 to March 30, 2011 and Whitehall for the period from January 1, 2011 to February 7, 2011.

Statement of Liquidity and Capital Resources

During the six months ended June 30, 2011, the Company’s primary sources of liquidity were cash flows generated from operations, credit facilities, equity offerings, the Convertible Senior Notes offering, Senior Secured Notes due 2016, offerings and proceeds from exercised options. The Company’s primary uses of cash were to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The following table sets forth selected information concerning the Company’s consolidated cash flow during the periods indicated.

	Six months ended June 30, 2011	Six months ended June 30, 2010
	($ in thousands)
Cash flow from operating activities	$43,138	$42,538
Cash flow from investing activities	$(45,471)	$338,149
Cash flow from financing activities	$(3,623)	$(361,330)

Management views and performs analysis of financial and non financial performance indicators of the business by segments that are split by countries. The extensive analysis of such indicators as sales value in local currencies, gross margin and operating expenses by segment is included in the MD&A section of the Form 10-Q.

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Overall cash flow from operating activities increased from cash generation of $42.5 million for the six months ended June 30, 2010 to cash generation of $43.1 million for the six months ended June 30, 2011. The primary factors contributing to this higher cash generation in 2011 are due to higher accounts receivables collection in 2011, which was supported by non-recourse factoring of receivables in Poland which generated approximately $179.4 million of additional cash flow for the first six months. The Company viewed factoring of a cost effective manner to improve cash flow and utilize cash to pay down other short term bank facilities as was done in April, 2011.

Overall working capital movements of accounts receivable, inventory and accounts payable provided approximately $76.6 million of cash during the six months ended June 30, 2011. Days sales outstanding (“DSO”) as of June 30, 2011 amounted to 49.8 days. The number of days in inventory as of June 30, 2011amounted to 98 days. In addition, the ratio of our current assets to current liabilities, net of inventories, amounted to 1.92 as of June 30, 2011.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets. Net cash outflows for the six months ended June 30, 2011 was $45.5 million. This outflow primarily represents the cash obligations paid as a result of the February 2011 acquisition of Whitehall of $36.8 million, net of cash acquired on consolidation, payment for the acquisition of the Kauffman Vodka trademark of $17.5 million, payment of the remaining part of deferred consideration for Russian Alcohol Group of $5 million offset with the proceeds received from disposal of the Moet Hennessy Joint Venture of $17.7 million.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash used in financing activities was $3.6 million for the six months ended June 30, 2011 as compared to an outflow of $361.3 million for the six months ended June 30, 2010. The primary uses in the six months ended June 30, 2011 were repayment of loans by the Company offset by certain loans drawn in Russia. For details see Note 10 to the condensed consolidated financial statements.

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

On February 28, 2011 the Company, entered into a letter agreement with Bank Handlowy and WBK pursuant to which and subject to the terms and conditions contained therein, the parties agreed, to waive any breach of the Consolidated Coverage Ratio covenant and the Net Leverage Ratio covenant relating to the Calculation Period ending on December 31, 2010 and amended these ratios for purposes of the Calculation Period ending on June 30, 2011 to 1.28:1 and 8.35:1, respectively. As a result of the Letter Agreement, our failure to comply with the Consolidated Coverage Ratio covenant and the Net Leverage Ratio covenant as of December 31, 2010 did not result in a default under the Credit Facility. In connection with this agreement, the Company agreed to pay a one-time waiver fee of PLN 3.3 million (approximately $1.15 million). In addition, the Company agreed with its lenders that the amount available under the overdraft facilities included in the Credit Facility is reduced to PLN 120 million (approximately $41.6 million) and the margins on term loan and overdraft facilities will be increased (with effect from March 1, 2011) to 4.25% and 3.25%, respectively, and the margin on letters of credit issued thereunder will be increased to 2.50%.

On April 21, 2011, the Company entered into an amended set of terms for the Credit Facility. As part of the amendment, on April 22, 2011, the Company repaid the remaining PLN 122.5 million ($44.3 million) term facility while at the same time retaining the PLN 120 million ($43.4 million) overdraft limit which was further decreased to PLN 105 million ($38.2 million) as of June 30, 2011. The overdraft facility going forward does not contain either the Consolidated Coverage Ratio or the Net Leverage Ratio previously required under the Credit Facility. Furthermore, the Company has no covenant compliance obligations at June 30, 2011 related to the Credit Facility. In addition to the elimination of covenants, the revised terms of the overdraft facility provide for an initial 100 basis point reduction in the margin charged to the Company, with further reductions coming over the next six months, and the maximum amount available for borrowing under the overdraft facility will be reduced over the course of the next six months as well.

As of June 30, 2011, the Company has outstanding liability of $35.5 million from the term loans from Zenit Bank, Alfa Bank and Raiffeisen Bank drawn by Whitehall with renewal dates in the first quarter of 2012 as well as a liability of $21.6 million from the term loan from Unicredit drawn by Russian Alcohol with maturity date in November 2012. This loan has no financial covenants that need to be met and is secured by goods in turnover up to the level of 720 million Russian rubles and guarantees given by other companies of the Russian Alcohol Group.

As of June 30, 2011, the Company had available under existing overdraft facilities in Poland approximately $37.0 million from the Credit Facility mentioned above as well as approximately $0.5 million available in Hungary and approximately $7.2 million available in Russia.

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

Equity Issuances

On February 7, 2011, the Company entered into a definitive Share Sale and Purchase Agreement for acquisition of the remainder of the economic and voting interests in Whitehall not owned by the Company as well as the global intellectual property rights for the Kauffman Vodka brand. In exchange we paid an aggregate of $68.5 million in cash and issued 959,245 shares of the Company’s common stock, par value $0.01 per share. The issued shares had an aggregate value of $22.1 million based on the 30 day volume weighted average price of a share of our common stock on the day prior to the closing. In addition, as the aggregate value of such shares (based on the lower of the trading price of a share of our common stock or the 10 day volume weighted average price) was less than $23.0 million on the day prior to filing a registration statement for resale of the shares or the day shares are sold under Rule 144 of the Securities Act, on March 22, 2011, the Company issued to Mark Kaufman 938,501 shares (the “Additional Share Consideration”) of common stock of the Company in satisfaction of the Company’s share price protection guarantees.

Effects of Inflation and Foreign Currency Movements

Inflation in Poland is projected at 4.1% for 2011, compared to actual inflation of 2.6% in 2010. In Russia and Hungary respectively, the projected inflation for 2011 is at 9.1% and 4.0%, compared to actual inflation of 6.9% and 4.9% in 2010.

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $623 million	$6.2 million gain/loss

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

Goodwill and Intangibles

Under ASC Topic 805 and ASC Topic 350, goodwill and certain intangible assets having indefinite lives are not subject to amortization. Their book values are tested annually for impairment, or more frequently, if events or changes in circumstances indicate that they might be impaired. Fair value measurement techniques, such as the discounted cash flow methodology, are utilized to assess potential impairments. The testing is performed at asset group level for intangibles and reporting unit level for goodwill. In the discounted cash flow method, the Company discounts forecasted performance plans to their present value. The discount rate utilized is the weighted average cost of capital for the reporting unit. US GAAP requires the impairment test to be performed in two stages. If the first stage does not indicate that the carrying values of the reporting units exceed the fair values, the second stage is not required. When the first stage indicates potential impairment, the Company has to complete the second stage of the impairment test and compare the implied fair value of the reporting units’ goodwill to the corresponding carrying value of goodwill.

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

As of June 30, 2011, we had approximately $1,869.6 million of goodwill and $699.1 million of intangible assets, net, on our balance sheet. Substantially all of our intangible assets comprise trademark rights to various brands, which were capitalized as part of the purchase price allocation process in connection with our acquisitions of Bols, Polmos Bialystok, Parliament, Russian Alcohol and Whitehall.

Trademarks

The brands acquired in connection with the Bols, Polmos Bialystok, Parliament, Russian Alcohol and Whitehall acquisitions are well established and have been assessed to have an indefinite life and therefore are not amortized. As of June 30, 2011, the Company assessed recent events and current circumstances, including current and future performance, market share, seasonality of the business, relaunch and rebranding plans in 2011 and renewal of licenses in 2011, and concluded that there were no impairment indicators identified that would trigger the need for an impairment test. The Company will continue to closely monitor the performance of all its brands.

Goodwill

Subsequently to the Company’s earnings release for the year ended December 31, 2010, the market value of the shares in CEDC dropped significantly. The Company considered the significant decrease in market value to be a triggering event of potential goodwill impairment. The Company performed impairment testing at March 31, 2011.

The Company believes that the assumptions in the current five year business model used in the impairment test at March 31, 2011 are still valid at June 30, 2011, namely current and future performance, market share, seasonality of the business, relaunch and rebranding plans in 2011 and renewal of licenses in 2011. Therefore, the fair value of reporting units is above the carrying amount and no impairment charge is necessary. The Company will continue to closely monitor events or changes in circumstances that might impact the assumption in the five year business model.

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

•

We have identified the following reporting unites and tested their fair value using : Poland Vodka Production, Poland Import, Hungary Distribution, Russia Vodka Production (including Parliament and Russian Alcohol) and Whitehall.

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

Discontinued operations

For the purpose of financial reporting Management analyzed the requirements of U.S. GAAP (mainly ASC 360-10 PP&E and ASC 205-20 Presentation of Financial Statements) and concluded that the Company’s activities meet the required criteria and therefore it is necessary to present its distribution business in Poland, as a component held for sale and as discontinued operations in the six months ended June 30, 2010. For further details on discontinued operations, please refer to Note 4 of the accompanying condensed consolidated financial statements attached herein.

Subsequent events

On July 28, 2011, the Company took the decision to close the operations of First Distillery Tula, one of its Russian production plants. The Company expects to cease the operations from August 2011. The net book value of the related assets as of June 30, 2011 was $8.8 million.

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements adopted during the six months ended June 30, 2011 that had a material impact on our condensed consolidated financial statements.

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $623 million	$6.2 million gain/loss

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed with the SEC on May 3, 2006 and incorporated herein by reference).

10.1	Amendment Agreement to the PLN 330,000,000 Term and Overdraft Facilities Agreement, dated April 21, 2011, among Central European Distribution Corporation, CEDC International sp. z o.o., Przedsiebiorstwo “Polmos” Bialystok S.A., PWW sp. z o.o., Bank Handlowy w Warszawie S.A. and Bank Zachodni WBK S.A. (filed as exhibit 10.1 to the Periodic Report on Form 8-K filed with the SEC on April 27, 2011 and incorporated herein by reference).

10.2	Amended and Restated Executive Bonus Plan (filed as exhibit 10.1 to the Periodic Report on Form 8-K filed with the SEC on May 25, 2011 and incorporated herein by reference).

31.1*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from Central European Distribution Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)

Date: August 9, 2011	By:	/s/ William V. Carey
William V. Carey
President and Chief Executive Officer

Date: August 9, 2011	By:	/s/ Chris Biedermann
Chris Biedermann
Vice President and Chief Financial Officer