Form 10-Q
period 2011-09-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2011-11-09
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

The number of shares outstanding of each class of the issuer’s common stock as of November 4, 2011: Common Stock ($.01 par value) 72,739,924

INDEX

		PAGE

PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and as of December 31, 2010	1

	Condensed Consolidated Statements of Operations (unaudited) for the three month and nine month periods ended September 30, 2011 and September 30, 2010	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the nine month period ended September 30, 2011 and year ended December 31, 2010	3

	Condensed Consolidated Statements of Cash Flow (unaudited) for the nine month periods ended September 30, 2011 and September 30, 2010	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4	Controls and Procedures	37

PART II	OTHER INFORMATION	38

Item 6	Exhibits	40

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

All amounts are expressed in thousands

(except share information)

	September 30,	December 31,
	2011	2010
	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$111,191	$122,324
Accounts receivable, net of allowance for doubtful accounts at September 30, 2011 of $27,355 and at December 31, 2010 of $20,357	304,808	478,379

Inventories	105,161	93,678
Prepaid expenses and other current assets	45,539	35,202
Deferred income taxes	45,437	80,956
Debt issuance costs	2,972	2,739

Total Current Assets	615,108	813,278

Intangible assets, net	471,695	627,342
Goodwill, net	1,064,729	1,450,273
Property, plant and equipment, net	184,014	192,863
Deferred income taxes	57,056	44,028
Equity method investment in affiliates	0	243,128
Debt issuance costs	14,283	16,656
Non-current assets held for sale	676	8,614

Total Non-Current Assets	1,792,453	2,582,904

Total Assets	$2,407,561	$3,396,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$88,424	$114,958
Bank loans and overdraft facilities	54,213	45,359
Income taxes payable	1,070	5,102
Taxes other than income taxes	92,233	182,232
Other accrued liabilities	54,804	55,070
Current portions of obligations under capital leases	931	758
Deferred consideration	0	5,000

Total Current Liabilities	291,675	408,479

Long-term debt, less current maturities	18,738	0
Long-term obligations under capital leases	838	1,175
Long-term obligations under Senior Notes	1,262,087	1,250,758
Long-term accruals	1,991	2,572
Deferred income taxes	131,459	168,527

Total Long-Term Liabilities	1,415,113	1,423,032

Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 72,739,924 and 70,752,670 shares issued at September 30, 2011 and December 31, 2010, respectively)	728	708
Preferred Stock ($0.01 par value, 7,000,000 shares authorized, none issued)	0	0
Additional paid-in-capital	1,368,864	1,343,639
(Accumulated deficit)/Retained earnings	(675,465)	160,250
Accumulated other comprehensive income	6,796	60,224
Less Treasury Stock at cost (246,037 shares at September 30, 2011 and December 31, 2010, respectively)	(150)	(150)

Total Stockholders’ Equity	700,773	1,564,671

Total Liabilities and Stockholders’ Equity	$2,407,561	$3,396,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

All amounts are expressed in thousands

(except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Sales	$451,592	$347,492	$1,227,732	$1,058,260
Excise taxes	(222,742)	(189,732)	(630,214)	(575,097)

Net sales	228,850	157,760	597,518	483,163
Cost of goods sold	135,742	80,448	359,831	243,241

Gross profit	93,108	77,312	237,687	239,922

Operating expenses	63,757	48,239	190,052	144,369
Gain on remeasurement of previously held equity interests	0	0	(7,898)	0
Impairment charge	674,515	0	674,515	0

Operating income	(645,164)	29,073	(618,982)	95,553

Non operating income / (expense), net
Interest income / (expense), net	(29,033)	(25,749)	(84,246)	(77,848)
Other financial income / (expense), net	(170,809)	81,773	(121,015)	4,987
Other non operating income / (expense), net	(11,633)	(914)	(15,270)	(12,266)

Income / (loss) before taxes and equity in net income from unconsolidated investments	(856,639)	84,183	(839,513)	10,426

Income tax benefit / (expense)	16,789	(17,023)	12,612	(2,275)
Equity in net income / (losses) of affiliates	0	1,719	(8,814)	2,163

Income / (loss) from continuing operations	(839,850)	68,879	(835,715)	10,314

Discontinued operations
Income / (loss) from operations	0	30,870	0	(11,815)
Income tax benefit / (expense)	0	147	0	37

Income / (loss) on discontinued operations	0	31,017	0	(11,778)

Net income / (loss)	(839,850)	99,896	(835,715)	(1,464)

Income / (loss) from continuing operations per share of common stock, basic	($11.59)	$0.98	($11.60)	$0.15
Income / (loss) from discontinued operations per share of common stock, basic	$0.00	$0.44	$0.00	($0.17)

Net income / (loss) from operations per share of common stock, basic	($11.59)	$1.42	($11.60)	($0.02)

Income from continuing operations per share of common stock, diluted	($11.59)	$0.98	($11.60)	$0.15
Income / (loss) from discontinued operations per share of common stock, diluted	$0.00	$0.43	$0.00	($0.17)

Net income / (loss) from operations per share of common stock, diluted	($11.59)	$1.41	($11.60)	($0.02)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

All amounts are expressed in thousands

(except per share information)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	(Accumulated Deficit) / Retained Earnings	Accumulated other comprehensive income of continuing operations	Accumulated other comprehensive income of discontinued operations	Total
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2009	69,412	$694	0	0	246	($150)	$1,296,391	$264,917	$82,994	$40,316	$1,685,162

Net loss for 2010	0	0	0	0	0	0	0	(104,667)	0	0	(104,667)
Foreign currency translation adjustment	0	0	0	0	0	0	0	0	(22,770)	(40,316)	(63,086)

Comprehensive loss for 2010	0	0	0	0	0	0	0	(104,667)	(22,770)	(40,316)	(167,753)
Common stock issued in connection with options	263	3	0	0	0	0	5,915	0	0	0	5,918
Common stock issued in connection with acquisitions	1,078	11	0	0	0	0	41,333	0	0	0	41,344
Balance at December 31, 2010	70,753	$708	0	0	246	($150)	$1,343,639	$160,250	$60,224	$0	$1,564,671

Net loss for 2011 (unaudited)	0	0	0	0	0	0	0	(835,715)	0	0	(835,715)
Foreign currency translation adjustment (unaudited)	0	0	0	0	0	0	0	0	(53,428)	0	(53,428)

Comprehensive loss for 2011 (unaudited)	0	0	0	0	0	0	0	(835,715)	(53,428)	0	(889,143)
Common stock issued in connection with options (unaudited)	89	1	0	0	0	0	2,069	0	0	0	2,070
Common stock issued in connection with acquisitions (unaudited)	1,897	19	0	0	0	0	23,156	0	0	0	23,175
Balance at September 30, 2011 (unaudited)	72,739	$728	0	0	246	($150)	$1,368,864	($675,465)	$6,796	$0	$700,773

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

All amounts are expressed in thousands

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities of continuing operations
Net loss	($835,715)	($1,464)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from discontinued operations	0	11,778
Depreciation and amortization	15,328	12,717
Deferred income taxes	(3,683)	(12,103)
Unrealized foreign exchange (gains) / losses	118,574	(2,090)
Cost of debt extinguishment	0	14,114
Stock options fair value expense	1,998	2,433
Dividends received	0	17,983
Equity (income)/loss in affiliates	8,814	(2,163)
Gain on fair value remeasurement of previously held equity interest	(6,397)	0
Impairment charge	674,515	0
Impairments related to assets held for sale	7,355	0
Other non-cash items	5,899	11,532
Changes in operating assets and liabilities:
Accounts receivable	219,475	155,430
Inventories	10,860	(3,179)
Prepayments and other current assets	(6,199)	(4,253)
Trade accounts payable	(65,246)	(44,636)
Other accrued liabilities and payables (including taxes)	(99,422)	(81,407)

Net cash provided by operating activities from continuing operations	46,156	74,692

Cash flows from investing activities of continuing operations
Purchase of fixed assets	(5,391)	(3,226)
Purchase of intangibles (licenses)	(693)	0
Changes in restricted cash	0	481,419
Purchase of trademarks	(17,473)	(6,000)
Disposal of subsidiaries	0	124,160
Acquisitions of subsidiaries, net of cash acquired	(24,124)	(135,964)

Net cash provided by / (used in) investing activities from continuing operations	(47,681)	460,389

Cash flows from financing activities of continuing operations
Borrowings on bank loans and overdraft facility	36,027	18,568
Payment of bank loans, overdraft facility and other borrowings	(37,892)	(76,265)
Payment of Senior Secured Notes	0	(367,954)
Repayment of obligation to former shareholders	0	7,500
Decrease in short term capital leases payable	(34)	0
Increase in short term capital leases payable	0	324
Options exercised	72	2,336

Net cash used in financing activities from continuing operations	(1,827)	(415,491)

Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	0	2,806
Net cash provided by investing activities of discontinued operations	0	(330)
Net cash provided by financing activities of discontinued operations	0	100

Net cash used in discontinued operations	0	2,576

Adjustment to reconcile the change in cash balances of discontinued operations	0	(2,576)
Currency effect on brought forward cash balances	(7,781)	(13,172)
Net increase / (decrease) in cash	(11,133)	106,418
Cash and cash equivalents at beginning of period	122,324	126,439

Cash and cash equivalents at end of period	$111,191	$232,857

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$23,175	$41,344

Supplemental disclosures of cash flow information
Interest paid	$50,574	$82,406
Income tax paid	$5,770	$25,441

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except share and per share information

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Central European Distribution Corporation (“CEDC”), a Delaware corporation incorporated on September 4, 1997, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. We are one of the largest producers of vodka in the world and are Central and Eastern Europe’s largest integrated spirit beverages business, measured by total volume, with approximately 32.7 million nine-liter cases produced and distributed in 2010. Our business primarily involves the production and sale of our own spirit brands (principally vodka), and the importation on an exclusive basis of a wide variety of spirits, wines and beers. Our primary operations are conducted in Poland, Russia and Hungary. Additionally in 2010, we opened up a new operation in the Ukraine to import and sell our vodkas, primarily Green Mark. We have six operational manufacturing facilities located in Poland and Russia.

In Poland, we are one of the largest vodka producers with a brand portfolio that includes Absolwent, Żubrówka, Żubrówka Biała, Bols, Palace and Soplica brands, each of which we produce at our Polish distilleries. We produce and sell vodkas primarily in three of four vodka sectors: premium, mainstream, and economy. In Poland, we also own and produce Royal, the top-selling vodka in Hungary.

We are also the largest vodka producer in Russia, the world’s largest vodka market. Our Green Mark brand is the top-selling mainstream vodka in Russia and the second-largest vodka brand by volume in the world, and our Parliament and Zhuravli brands are two top-selling sub-premium vodkas in Russia.

As well as sales and distribution of its own branded spirits, the Company is a leading exclusive importer of wines and spirits in Poland, Russia and Hungary.

2.	BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies. The subsidiaries’ financial statements have been adjusted to reflect U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented have been included. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2010, filed on March 1, 2011.

The significant interim accounting policies include the recognition of a pro-rata share of certain estimated annual sales incentives, marketing, promotion and advertising costs, generally in proportion to sales, and the recognition of income taxes using an estimated annual effective tax rate adjusted for tax amendments related to prior years and changes in estimate.

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

The Company recorded contingent consideration representing the fair value of a right given to Mark Kauffman as a share price indemnity until the registration date. The fair value of this contingent consideration was recorded at $1.7 million as of the acquisition date on provisional basis. This consideration was settled in March 2011 through a payment by the Company of $0.7 million in cash and the issuance of 938,501 additional shares to Mark Kauffman.

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

At March 31, 2011, the Company accounted for the acquisition of Whitehall on a provisional basis. During the second quarter of 2011, the Company obtained a third party valuation of contingent consideration and recorded additional $0.2 million into goodwill. Details of the fair value of consideration transferred are presented in the following table:

Cash	$69,109
Common stock	22,101
Contingent consideration	1,976

Total Fair value of consideration transferred	93,186
Less: value of intellectual property rights to Kauffman Vodka brand	(17,473)

Total consideration paid for the remaining shares in Whitehall	$75,713

The fair value of the net assets acquired in connection with Whitehall acquisition as of the acquisition date is:

Whitehall
ASSETS

Cash and cash equivalents	16,190
Accounts receivable	51,263
Inventories	30,700
Taxes	577
Prepaid expenses and other current assets	12,916
Property, plant and equipment	869
Intangibles assets	8,723
Equity method investments in affiliates	17,871

Total Assets	$139,109

LIABILITIES

Trade accounts payable	38,887
Bank loans and overdraft facilities	27,835
Taxes	4,325
Deferred income taxes	13
Other accrued liabilities	11,735

Total Liabilities	$82,795

Net identifiable assets and liabilities	$56,314

The amount of goodwill recognized at the acquisition date was calculated as follows:

Fair value of previously held interest	$250,156
Consideration paid for the remaining shares in Whitehall	75,713
Less: Net identifiable assets and liabilities	(56,314)

Goodwill on acquisition	$269,555

The Company recognized a one-time gain on remeasurement of previously held equity interest in the amount of $7.9 million based on a discounted cash flow model with the following assumptions: (i) discount rate of 11.13%, (ii) terminal value growth rate of 3.5%, (iii) control premium of 10%. We estimated the growth rates in projecting cash flows based on a detailed five year plan.

The following table sets forth the unaudited pro forma results of operations of the Company for the three and nine month periods ended September 30, 2011 and 2010. The unaudited pro forma results of operations give effect to the Company’s acquisitions as if they occurred on January 1, 2011 and 2010. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net sales	$228,850	$195,565	$604,013	$577,513
Net income/(loss)	($839,850)	$100,325	($835,998)	($924)

Net income /(loss) per share data:
Basic earnings per share of common stock	($11.59)	$1.39	($11.60)	($0.01)
Diluted earnings per share of common stock	($11.59)	$1.38	($11.60)	($0.01)

Kauffman Vodka is one of the leading super-premium vodkas in Russia with a strong presence in top-end restaurants, hotels and among key customers. The brand is also exported to high-end customers in over 25 countries The purchase price of intellectual property rights for the Kauffman Vodka brand was treated as a separate element of this transaction and its fair value was allocated based on discounted cash flow model with the following assumptions: (i) discount rate of 11.13%, (ii) terminal value growth rate of 3.0%. We estimated the growth rates in projecting cash flows based on a detailed five year plan. This was treated as a purchase of an intangible asset with an indefinite useful life. The Company considers the Kauffman Vodka brand to have a longstanding market-leader or high brand recognition within the top premium high price market segment in Russia. The Company has a long-term strategy associated to this brand and believes that Kauffmann Vodka has a significant value to the Company’s continuing operations in the top premium segment, and as such is an important factor in attracting and retaining customers. Based on the Company’s development strategy with respect to the usage of Kauffman Vodka brand it was concluded that the Company would not plan to discontinue this brand in the foreseeable future. Given the above, we have determined that the Kauffmann Vodka brand will generate cash flows for an indefinite period of time; therefore, we have concluded that the useful life of this brand is indefinite.

4.	ASSETS AND LIABILITIES OF BUSINESS HELD FOR SALE

On July 28, 2011 the Company committed to sell First Tula Distillery (“Tula”), a production plant in Russia. As part of the ongoing restructuring process in Russia, in order to optimize the efficiency of the Russian segment of the Company’s operations, the Company decided to shut down Tula’s operations. Starting in August 2011, all production activity has been suspended and all of the employees were terminated. The Company recognized a RUR 221.6 million (approximately $7.4 million) loss, related to the classifications of the assets at the lower of carrying amount or estimated fair value less costs to sell. The Company is currently looking for a buyer of Tula’s assets and would expect to close this transaction within one-year timeframe.

In the consolidated balance sheet we present in a separate line fixed assets of Tula as of September 30, 2011 and December 31, 2010 of $0.7 million and $8.6 million respectively, as assets held for sale.

5.	SALE OF ACCOUNTS RECEIVABLE

On February 24, 2011, two subsidiaries of the Company, namely CEDC International Polska sp. z o.o. (“CEDC International”) and Polmos Białystok S.A. (“Polmos Bialystok”), entered into factoring arrangements (“Factoring Agreements”) with ING Commercial Finance Polska (“ING Polska”) for the sale up to 290.0 million Polish zlotys (approximately $89.0 million) of receivables. The Factoring Agreements are ongoing agreements, which provide for two types of factoring, recourse and non-recourse factoring.

As of September 30, 2011 the total balance of receivables under factoring amounted to 182.0 million Polish zlotys (approximately $55.8 million) of the 290 million Polish zlotys limit available.

For the three and nine months ended September 30, 2011, the Company sold receivables in the amount of $117.8 million and $297.2 million respectively and recognized a loss on the sale in the statement of operations in the amount of $0.9 million and $1.9 million in respect of the non-recourse factoring. The Company has no continuing involvement with the sold non-recourse receivables.

On October 14, 2010, Russian Alcohol entered into a factoring agreement (“Factoring Agreement”) with Gazprombank OJSC (“GPB”) for the sale up to 1,022 million Russian rubles (approximately $36.5 million) of receivables. The Factoring Agreement is an ongoing agreement, which provides for factoring with recourse. However due to changes in Russian legislation, the Company discontinued its factoring in Russia in September 2011.

For the three and nine months ended September 30, 2011, the Company sold receivables in the amount of 458.3 million Russian rubles and 706.7 million Russian rubles (approximately $14.3 million and $23.2 million), respectively, and recognized a loss on the sale in the statement of operations for the three and nine months ended September 30, 2011 in the amount of 3.0 million Russian rubles and 3.9 million Russian rubles (approximately $0.09 and $0.12 million), respectively.

As of September 30, 2011, the liabilities from factoring with recourse amounted to $4.3 million and are included in the short term bank loans in the balance sheet. Corresponding receivables from factoring with recourse are presented under accounts receivable in the balance sheet.

6.	INTANGIBLE ASSETS OTHER THAN GOODWILL

The major components of intangible assets are:

Non-amortizable intangible assets:
Trademarks as at December 31, 2010	$627,221
Impairment charge	(127,585)
Acquisitions during the period	17,473
Foreign exchange impact	(52,151)

Trademarks as at September 30, 2011	464,958

Amortizable intangible assets:
Customer relationships as at December 31, 2010	121
Acquisitions during the period	8,200
Less amortization for the period	(925)
Foreign exchange impact	(659)

Customer relationships as at September 30, 2011	6,737

Total intangible assets	$471,695

Management considers trademarks associated with high or market-leader brand recognition within their market segments to be indefinite-lived assets, based on the length of time they have existed, the comparatively high volumes sold and their general market positions relative to other products in their respective market segments.

Based on this and together with the evidence provided by analyses of vodka products life cycles, market studies, competitive and environmental trends, we believe that these trademarks will continue to generate cash flows for an indefinite period of time, and that the useful lives of these trademarks are therefore indefinite. In accordance with ASC Topic 350-30, intangible assets with an indefinite life are not amortized but are reviewed at least annually for impairment. These trademarks include Soplica, Żubrówka, Absolwent, Royal, Palace, Parliament, Green Mark, Zhuravli, Kauffman Vodka, Urozhay and the trademark rights to Bols Vodka in Poland, Hungary and Russia.

As of September 30, 2011, the Company assessed recent events and current circumstances, including current and future performance, relaunch and rebranding plans in 2011 and 2012. Resulting from these events, the Company identified certain impairment indicators that would trigger the need for an impairment test, including performance of certain brands below expectations.

As of September 30, 2011 in order to support the value of trademarks, the Company calculated the fair value of trademarks using a discounted cash flow approach based on the following assumptions:

•

Risk free rates for Poland and Russia used for calculation of discount rate were based upon current market rates of long term Polish Government Bonds rates and long-term Russian Government Bonds rates. When estimating discount rates to be used for the calculation we have taken into account current market conditions in Poland and Russia separately. As a result of our assumptions and calculations, we have determined discount rates of 9.09% and 11.03% for Poland and Russia, respectively.

•	The Company estimated the growth rates in projecting cash flows for each of our trademarks separately, based on four year plan assumptions related to each trademark.

•	The Company estimated the terminal value growth rates for trademarks from 2.5% for Polish trademarks to 3.0% for Russian trademarks.

Based upon the above analysis performed and due to the continued lower performance of certain Polish brands as compared to expectations for 2011 and subsequent years, the Company has determined that the fair market value of the trademarks related to these brands is below carrying value. The decrease in fair value primarily resulted from the very good performance of Żubrówka Biała brand, which cannibalized the performance of other brands, mainly Bols Vodka, the underperformance of which was most significant.

As a result the Company recorded an impairment charge of $127.6 million during the third quarter of 2011 that included an impairment to the carrying values of our trademarks.

The change in the recorded book value of trademarks between September 30, 2011 and December 31, 2010 resulted mainly from the recognized impairment charge described above and acquisition of the Kauffman Vodka trademark for $17.5 million as well as foreign exchange translation differences of $52.2 million caused by depreciation of the Polish zloty and Russian ruble against the U.S. dollar.

7.	GOODWILL

Goodwill results from the Company’s acquisitions of Bols, Polmos Bialystok, Parliament, Russian Alcohol, Whitehall and Bols Hungary.

Goodwill, as at December 31, 2010	$1,450,273
Impairment charges during the period	(546,930)
Acquisitions during the period	269,555
Foreign exchange impact	(108,169)

Goodwill, as at September 30, 2011	$1,064,729

Goodwill is tested by the Company annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired, which could result from significant adverse changes in the business climate and declines in the value of our business. Such indicators may include a sustained, decline in our stock price; a decline in our expected future cash flows; adverse change in the economic or business environment; the testing for recoverability of a significant asset group, among others. The occurrence of these indicators could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

Subsequently to the Company’s earnings release for the year ended December 31, 2010, the market value of the shares in CEDC dropped significantly. The Company considered the significant decrease in market value to be a triggering event of potential goodwill impairment. The Company performed impairment testing at March 31, 2011 and the fair value of reporting units was above the carrying amount and no impairment charge was recognized. During the third quarter of 2011, the Company was closely monitoring events or changes in circumstances that might impact the assumptions used in the four year business model and identified certain impairment indicators that would trigger the need for an impairment test, including sustained difference in enterprise market capitalization and book value and performance of reporting units below expectations, changing of sales channel and product mix, declining vodka markets in Poland and Russia and market disruptions from relicensing in Russia. Based on these events, the Company determined that it was more likely than not that the fair value of our reporting units was less than its carrying amount and accordingly, the Company performed a goodwill impairment test as of September 30, 2011.

As of September 30, 2011, in order to support the value of goodwill, the Company calculated the fair value of the reporting units using a discounted cash flow approach based on the following assumptions:

•

Risk free rates for Poland and Russia used for calculation of discount rate were based upon current market rates of long term Polish Government Bonds rates and long-term Russian Government Bonds rates. When estimating discount rates to be used for the calculation we have taken into account current market conditions in Poland and Russia separately. As a result of our assumptions and calculations, the following discount rates of 9.09% and 11.03% for Poland and Russia, respectively have been determined,

•

The Company has identified impairment indicators for the following reporting units and tested their fair value: Poland Core Business Unit and Russia Core Business Unit. In respect of the Poland Fine Wines Unit, Russia Import Unit and Hungary Unit there were no impairment indicators identified.

•	The Company estimated the growth rates in projecting cash flows for each of our reporting group separately, based on a detailed four year plan related to each reporting unit,

•	The Company estimated the terminal value growth rates for goodwill from 2.5% for Polish unit and 3.0% for Russian reporting unit.

Based on goodwill impairment test as of September 30, 2011, it was determined that the carrying value of our Core Business unit in Russia and Poland exceeded its fair value. The primary reasons for this was the continuous decline in spirits market in Poland and Russia, the cannibalization of premium brands by mainstream brands resulting in lower margins in Poland, as well as, relicensing process in Russia for wholesalers in the second and third quarter of current year that resulted in decrease in number of active wholesalers in the market. As a result, the Company completed step two of the impairment test, and compared the implied fair value of the reporting unit’s goodwill to the carrying amount of the reporting unit’s goodwill. As the carrying amount of the reporting unit’s goodwill for Core Business unit in Russia and Poland was greater than the implied fair value of a the underlying reporting units’ goodwill values, an impairment loss was recognized for the excess amounting to $546.9 million.

8.	EQUITY METHOD INVESTMENTS IN AFFILIATES

We held the following investments in unconsolidated affiliates:

		Carrying Value
	Type of affiliate	September 30, 2011	December 31, 2010
Whitehall Group	Equity-Accounted Affiliate	$0	$243,128

	Total Carrying value	$0	$243,128

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

The Company received $10.9 million of dividends from Whitehall during the year ended December 31, 2010 and $7.6 million of dividends received in January 2011, when Whitehall was consolidated under the equity method.

The summarized financial information of investments are shown in the below table with the balance sheet financial information reflecting Whitehall and MH accounted under the equity method as of December 31, 2010. The results from operations for the three and nine month periods ended September 30, 2011 include the results of Whitehall from January 1, 2011 to February 7, 2011 and MH from January 1, 2011 to March 30, 2011.

	Total	Total
	September 30, 2011	December 31, 2010
Current assets	$0	$142,256
Noncurrent assets	0	101,329
Current liabilities	0	101,966
Noncurrent liabilities	$0	$0

	Total	Total	Total	Total
	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Net sales	$0	$37,805	$6,494	$94,350
Gross margin	0	14,457	1,995	34,254
Operating profit/(loss)	0	4,611	(9,975)	2,850
Income/(loss) from continuing operations	0	2,148	(11,018)	2,703
Net income/(loss) attributable to the registrant	0	2,148	(11,018)	2,703
Net income/(loss) attributable to CEDC	$0	$1,719	$(8,814)	$2,163

9.	COMPREHENSIVE INCOME/(LOSS)

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

As of September 30, 2011, our functional currencies (Polish zloty, Russian ruble and Hungarian forint) used to translate the balance sheet were weaker against the U.S. dollar as compared to the exchange rate as of December 31, 2010, and as a result $53.4 million of foreign currency translation adjustment was recognized as part of total comprehensive income related to continuing operations.

10.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic:
Net income / (loss) from continuing operations, net of noncontrolling interests in subsidiaries	($839,850)	$68,879	($835,715)	$10,314
Income / (loss) on discontinued operations	0	31,017	0	(11,778)

Net income / (loss)	($839,850)	$99,896	($835,715)	($1,464)

Weighted average shares of common stock outstanding (used to calculate basic EPS)	72,490	70,432	72,063	69,925
Net effect of dilutive employee stock options based on the treasury stock method	26	183	55	270

Weighted average shares of common stock outstanding (used to calculate diluted EPS)	72,516	70,615	72,118	70,195

Net income / (loss) per common share - basic:
Continuing operations	($11.59)	$0.98	($11.60)	$0.15
Discontinued operations	$0.00	$0.44	$0.00	($0.17)

	($11.59)	$1.42	($11.60)	($0.02)

Net income / (loss) per common share - diluted:
Continuing operations	($11.59)	$0.98	($11.60)	$0.15
Discontinued operations	$0.00	$0.43	$0.00	($0.17)

	($11.59)	$1.41	($11.60)	($0.02)

Employee stock options granted have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during the three and nine month periods ended September 30, 2011 and 2010. In addition there is no adjustment to fully diluted shares related to the Convertible Senior Notes as the average market price was below the conversion price for the periods.

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

On February 28, 2011 the Company, entered into a letter agreement with Bank Handlowy and WBK pursuant to which and subject to the terms and conditions contained therein, the parties agreed, to waive any breach of the Consolidated Coverage Ratio covenant and the Net Leverage Ratio covenant relating to the Calculation Period ending on December 31, 2010 and amended these ratios for purposes of the Calculation Period ending on September 30, 2011 to 1.28:1 and 8.35:1, respectively. As a result of the Letter Agreement, our failure to comply with the Consolidated Coverage Ratio covenant and the Net Leverage Ratio covenant as of December 31, 2010 did not result in a default under the Credit Facility. In connection with this agreement, the Company agreed to pay a one-time waiver fee of PLN 3.3 million (approximately $1.15 million). In addition, the Company agreed with its lenders that the amount available under the overdraft facilities included in the Credit Facility is reduced to PLN 120 million (approximately $41.6 million) and the margins on term loan and overdraft facilities will be increased (with effect from March 1, 2011) to 4.25% and 3.25%, respectively, and the margin on letters of credit issued thereunder will be increased to 2.50%.

On April 21, 2011, the Company entered into an amended set of terms for the Credit Facility. As part of the amendment, on April 22, 2011, the Company repaid the remaining PLN 122.5 million ($44.3 million) term facility while at the same time retaining the PLN 120 million ($43.4 million) overdraft limit which was further decreased to PLN 60 million ($18.4 million) as of September 30, 2011. The overdraft facility going forward does not contain either the Consolidated Coverage Ratio or the Net Leverage Ratio previously required under the Credit Facility. Furthermore, the Company has no covenant compliance obligations at September 30, 2011 related to the Credit Facility. In addition to the elimination of covenants, the revised terms of the overdraft facility provide for an initial 100 basis point reduction in the margin charged to the Company, with further reductions coming over the next three months, and the maximum amount available for borrowing under the overdraft facility will be reduced over the course of the next three months as well. The outstanding liability under this overdraft facility as of September 30, 2011 amounted to $16.1 million.

As of September 30, 2011, the Company has outstanding liability of $33.9 million from the term loans from Zenit Bank, Alfa Bank and Raiffeisen Bank drawn by Whitehall with renewal dates in the first and second quarter of 2012, as well as a liability of $18.7 million from the term loan from Unicredit drawn by Russian Alcohol with maturity date in November 2012. This loan has no financial covenants that need to be met and is secured by goods up to 720 million Russian rubles and guarantees given by companies of Russian Alcohol.

As of September 30, 2011, the Company had available under existing overdraft facilities in Poland approximately $16.6 million from the Credit Facility mentioned above and approximately $0.5 million available in Hungary.

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

As of September 30, 2011 the Company had accrued interest of $0.4 million related to the Convertible Senior Notes, with the next coupon due for payment on March 15, 2012. Total obligations under the Convertible Senior Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	September 30,	December 31,
	2011	2010

Convertible Senior Notes	$310,000	$310,000
Unamortized debt discount	(1,291)	(2,311)
Debt discount related to ASC 470-20	(5,337)	(8,567)

Total	$303,372	$299,122

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

As of September 30, 2011 and December 31, 2010 the Company had accrued interest of $28.8 million and $7.1 million respectively, related to the Senior Secured Notes due 2016, with the next coupon due for payment on December 1, 2011.

	September 30,	December 31,
	2011	2010

Senior Secured Notes due 2016	$962,060	955,296
Unamortized debt discount	(3,345)	(3,660)

Total	$958,715	$951,636

September 30,
2011
Principal repayments for the following years
2011	$16,264
2012	56,687
2013	303,372
2014	0
2015 and beyond	958,715

Total	$1,335,038

12.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	September 30,	December 31,
	2011	2010

Raw materials and supplies	$23,260	$26,847
In-process inventories	2,376	3,314
Finished goods and goods for resale	79,525	63,517

Total	$105,161	$93,678

13.	STOCKHOLDER’S EQUITY

On September 6, 2011, the Company adopted a Rights Agreement between the Company and American Stock Transfer & Trust Company LLC, as rights agent, dated as of that date (“the Rights Agreement”), and declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock that was payable to stockholders of record as of the close of business on September 19, 2011 (the “Record Date”). Subject to the terms, provisions and conditions of the Rights Agreement, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, par value $0.01 per share (the “Preferred Shares”), at a price of $45.00 per one one-thousandth of a Preferred Share (the “Purchase Price”), subject to adjustment.

Initially, the Rights will be attached to all Common Share certificates or to the registration of uncertificated Common Shares in the Company’s share register, if any, and no separate certificates evidencing the Rights (“Right Certificates”) will be issued. Separate Right Certificates will be mailed to holders of record of the Common Shares as of the close of business on the earlier to occur of (i) the tenth business day following a public announcement indicating that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 10% or more of the outstanding Common Shares (which includes for this purpose stock referenced in derivative transactions and securities) or (ii) the tenth business day (or such later date as the Board of Directors may determine prior to such time as any Person becomes an Acquiring Person) following the commencement of, or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 10% or more of the then outstanding Common Shares (the earlier of such dates being the “Distribution Date”).

The Rights Agreement provides that, until the Distribution Date (or earlier expiration, redemption or exchange of the Rights), (i) the Rights will be transferred with and only with the Common Shares, (ii) new Common Share certificates issued after the Record Date upon transfer or new issuance of Common Shares will contain a notation incorporating the Rights Agreement by reference, and the initial transaction statement or subsequent periodic statements with respect to uncertificated Common Shares, if any, that are registered after the Record Date upon transfer or new issuance of such Common Shares will also contain a notation incorporating the Rights Agreement by reference and (iii) the surrender for transfer of any certificates for Common

Shares, or the registration of transfer of ownership in the Company’s share register with respect to uncertificated Common Shares, outstanding as of the Record Date will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate or registration.

The Rights are not exercisable until the Distribution Date. The Rights will expire on September 6, 2021 (the “Expiration Date”), unless the Expiration Date is amended or unless the Rights are earlier redeemed or exchanged by the Company, in each case, as described below.

If a person or group becomes an Acquiring Person (with certain limited exceptions), each holder of a Right will thereafter have the right to receive, upon exercise, Common Shares (or, in certain circumstances, Preferred Shares or other similar securities of the Company) having a value equal to two times the exercise price of the Right. Notwithstanding any of the foregoing, following the existence of an Acquiring Person, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void.

In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group has become an Acquiring Person, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then-current exercise price of the Right, that number of shares of common stock of the acquiring company, which at the time of such transaction will have a market value of two times the exercise price of the Right.

At any time after any person or group becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which will have become void), in whole or in part, at an exchange ratio of one Common Share, or one one-thousandth of a Preferred Share (or of a share of a class or series of the Company’s preferred stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

At any time prior to the Distribution Date, the Board of Directors of the Company may redeem the Rights, in whole but not in part, at a price of $0.01 per Right (the “Redemption Price”). The redemption of the Rights may be made effective at such time on such basis with such conditions as the Board of Directors, in its sole discretion, may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, except that from and after the Distribution Date no such amendment may adversely affect the interests of the holders of the Rights (other than the Acquiring Person).

The number of outstanding Rights and the number of one one-thousandths of a Preferred Share issuable upon exercise of each Right are subject to adjustment under certain circumstances.

Because of the nature of the Preferred Shares’ dividend, liquidation and voting rights, the value of the one one-thousandth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one Common Share.

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation any dividend, liquidation or voting rights.

14.	INCOME TAXES

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

Due to revision of the outlook for the future, in connection with the decline of the spirits market in Poland and Russia, pricing impact from continued growth of discounters and the cannibalization of Premium brands by Mainstream brands resulting in lower margins in Poland, the Company performed an analysis of the recoverability of its deferred tax asset balance related to tax losses carried forward. Based on the analysis the Company recorded full provision for the deferred tax assets in Poland, which was recognized previously in relation to tax losses carried forward. The total deferred tax asset as of September 30, 2011 amounts to $102.5 million in comparison to deferred tax liability of $131.5 million.

15.	OPERATING SEGMENTS

The Company operates and manages its business based upon three primary geographic segments: Poland, Russia and Hungary. Selected financial data split based upon this segmentation assuming elimination of intercompany revenues and profits is shown below: Segment information represents only continuing operations.

	Segment Net Sales		Segment Net Sales
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Segment
Poland	$59,007	$52,382	$163,651	$153,213
Russia	162,062	98,744	413,375	311,667
Hungary	7,781	6,634	20,492	18,283

Total Net Sales	$228,850	$157,760	$597,518	$483,163

	Operating Income / (Loss)		Operating Income / (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Segment
Poland before fair value adjustments	$8,985	$14,276	$20,366	$40,197
Gain on remeasurement of previously held equity interests	0	0	7,898	0
Impairment charge	(213,687)	0	(213,687)	0

Poland after fair value adjustments	(204,702)	14,276	(185,423)	40,197

Russia before fair value adjustments	21,152	15,843	29,743	58,816
Impairment charge	(460,828)	0	(460,828)	0

Russia after fair value adjustments	(439,676)	15,843	(431,085)	58,816

Hungary	1,446	1,001	3,387	2,800
Corporate Overhead
General corporate overhead	(1,570)	(1,286)	(3,862)	(3,827)
Option Expense	(662)	(761)	(1,999)	(2,433)

Total Operating Profit / (Loss)	($645,164)	$29,073	($618,982)	$95,553

	Identifiable Operating Assets
	September 30,	December 31,
	2011	2010
Segment
Poland	$688,427	$1,168,206
Russia	1,654,979	2,189,694
Hungary	21,142	33,495
Corporate	43,013	4,787

Total Identifiable Assets	$2,407,561	$3,396,182

	Goodwill
	September 30,	December 31,
	2011	2010
Segment
Poland	$264,247	$387,448
Russia	794,078	1,055,772
Hungary	6,404	7,053

Total Goodwill	$1,064,729	$1,450,273

16.	INTEREST EXPENSE, NET

The following items are included in Interest expense, net:

	Three months ended September 30,		Nine months ended September 30
	2011	2010	2011	2010

Interest income	$127	$1,294	$1,008	$3,666
Interest expense	(29,160)	(27,043)	(85,254)	(81,514)

Total interest (expense), net	($29,033)	($25,749)	($84,246)	($77,848)

17.	OTHER FINANCIAL INCOME, NET

The following items are included in Other financial income, net:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Foreign exchange impact related to foreign currency financing	($174,136)	$81,773	($123,404)	$792
Other gains	3,327	0	2,389	4,195

Total other financial income / (expense), net	($170,809)	$81,773	($121,015)	$4,987

18.	OTHER NON-OPERATING EXPENSE

The following items are included in Other Non-Operating Expense:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Early redemption call premium	$0	$0	$0	$(14,115)
Write-off of unamortized offering costs	0	0	0	(4,076)
Dividend received	0	0	0	7,642
Write-off of assets held for sale	(7,355)	0	(7,355)	0
Other gains / (losses)	(4,278)	(914)	(7,915)	(1,717)

Total other non operating income / (expense), net	$(11,633)	$(914)	$(15,270)	$(12,266)

Other non-operating items in the three and nine month period ended September 30, 2010 include early redemption call premium as well as write-off of unamortized offering costs both related to the 2012 Senior Secured Notes that were refinanced with the new 2016 Senior Secured Notes in January 2010.

19.	STOCK OPTION PLANS AND WARRANTS

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

A summary of the Company’s stock option and restricted stock units activity, and related information for the three month periods ended March 31, 2011, June 30, 2011 and September 30, 2011 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price

Outstanding at January 1, 2011	1,300,400	$29.06
Granted	82,000	$23.06
Exercised	(13,063)	$5.02
Forfeited	(16,833)	$27.75

Outstanding at March 31, 2011	1,352,504	$28.65
Exercisable at March 31, 2011	1,080,512	$29.43

Outstanding at April 1, 2011	1,352,504	$28.65
Granted	79,250	$11.02
Exercised	(5,062)	$1.13
Forfeited	(21,825)	$27.37

Outstanding at June 30, 2011	1,404,867	$27.77
Exercisable at June 30, 2011	1,111,625	$29.12

Outstanding at July 1, 2011	1,404,867	$27.77
Granted	0	$0
Exercised	0	$0
Forfeited	0	$0

Outstanding at September 30, 2011	1,404,867	$27.77
Exercisable at September 30, 2011	1,111,625	$29.12

Nonvested restricted stock units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2011	79,150	$35.82
Granted	378	$25.55
Vested	(20,223)	$30.42
Forfeited	(4,329)	$16.04

Nonvested at March 31, 2011	54,976	$37.96

Nonvested at April 1, 2011	54,976	$37.96
Granted	28,685	$11.53
Vested	(3,679)	$60.59
Forfeited	(364)	$32.06

Nonvested at June 30, 2011	79,618	$27.42

Nonvested at July 1, 2011	79,618	$27.42
Granted	67,940	$10.63
Vested	(6,987)	$69.35
Forfeited	0	$0

Nonvested at September 30, 2011	140,571	$17.22

Nonvested restricted stock	Number of Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2011	46,001	$29.84
Granted	40,035	$22.86
Vested	(1,000)	$35.01
Forfeited	(7,501)	$29.73

Nonvested at March 31, 2011	77,535	$26.18

Nonvested at April 1, 2011	77,535	$26.18
Granted	7,583	$11.25
Vested	0	$0.00
Forfeited	0	$0.00

Nonvested at June 30, 2011	85,118	$24.85

Nonvested at July 1, 2011	85,118	$24.85
Granted	0	$0
Vested	0	$0
Forfeited	0	$0

Nonvested at September 30, 2011	85,118	$24.85

During the three months ended September 30, 2011, the range of exercise prices for outstanding options was $2.00 to $60.92. During 2011, the weighted average remaining contractual life of options outstanding will be 5.3 years. Exercise prices for options exercisable as of September 30, 2011 ranged from $2.00 to $60.92. The Company has also granted 67,940 restricted stock units at an average price of $10.63 during the third quarter of 2011.

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of September 30, 2011, the Company has not changed the terms of any outstanding awards.

During the three months ended September 30, 2011, the Company recognized compensation cost of $2.0 million and a related deferred tax asset of $0.4 million.

As of September 30, 2011, there was $2.0 million of total unrecognized compensation cost related to non-vested stock options, restricted stock units and restricted stock granted under the Plan. The costs are expected to be recognized over period through 2011-2015.

Total cash received from exercise of options during the nine months ended September 30, 2011 amounted to $72 thousand.

For the three month period ended September 30, 2011, the compensation expense related to all options was calculated based on the fair value of each option grant using a binomial distribution model. The Company has never paid cash dividends and does not currently have plans to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on an average of implied and historical volatility projected over the remaining term of the options. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

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

Bank Guarantees

In accordance with current legislation in Russia each producer of spirit beverages must acquire excise stamps and must pay excise tax in full before buying spirit for production purposes. For each lot of stamps purchased the alcohol producer must provide the relevant body with a bank guarantee in the full amount of payment for the excise tax to secure the legality of usage of the excise stamps. This bank guarantee serves as insurance against the illegal usage of excise stamps by an alcohol producer.

In addition, under new legislation effective since August 1st 2011 the producer purchasing spirit alcohol must a) prepay the excise tax in full or b) provide the relevant tax body with a bank guarantee in the full amount of the excise tax before purchasing to secure payment of the excise tax. This bank guarantee serves as insurance that the excise tax is paid in time.

Under this requirement Russian Alcohol signed a “guarantee line” agreement with multiple banks pursuant to which it was provided with a guarantee limit of 11.6 billion Russian rubles (approximately $362.2 million) for a period of 5 years.

Russian Alcohol has the right to obtain bank guarantees during the agreement term for each purchase of excise stamps and for the purchase of spirit. The guarantee for excise stamps is held by the beneficiary (Rosalkoregulirovanie) during the whole production period for which the excise stamps were purchased. The guarantee for excise tax is held by the beneficiary (the tax body) for 6 months after the end of month the spirit was purchased.

21.	SUBSEQUENT EVENTS

On October 24, 2011, a class action complaint entitled Steamfitters Local 449 Pension Fund vs. Central European Distribution Corporation, et al. was filed on behalf of a putative class of all purchasers of our common stock from August 5, 2010 through February 28, 2011 against us and certain of our officers, alleging violations of federal securities law in connection with alleged materially false and misleading statements and/or omissions regarding our business, financial results and prospects in our public statements and public filings with the U.S. Securities & Exchange Commission for the second and third quarters of 2010, relating to declines in our vodka portfolio, our need to take an impairment charge relating to the deterioration in fair value of certain of our brands in Poland and negative financial results from the launch of Żubrówka Biała, a new vodka product. The complaint seeks unspecified money damages. We believe the allegations are without merit and intend to vigorously defend ourselves, therefore no provision for any potential liability in this respect has been recorded as of September 30, 2011.

22.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements adopted during the three months ended September 30, 2011 that had a material impact on the unaudited condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.

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

We urge you to read and carefully consider the items of the other reports that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect us and our future performance and the industry in which we operate, including the risk factors described in this report and in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur as described, or at all.

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

Overview

The Company is one of the world’s largest vodka producers and Central and Eastern Europe’s largest integrated spirit beverages business with its primary operations in Poland, Russia and Hungary. During the third quarter of 2011, the Company continued its strategy of integrating the business in Russia following the buyout of the remaining stake in Whitehall in the first quarter of 2011 where the Company took full economic and controlling ownership of the business. In addition, the Company continued to focus on growing sales volumes in its key markets of Poland and Russia. Overall, both the Polish and Russian vodka markets continued to see an overall market decline, however in Poland the Company was able to see year on year domestic volume growth for the nine months ending September 30, 2011 of 46% primarily due to the continued success of its recently launched Żubrówka Biała brand. Total

Russian volumes were up which was driven primarily by the growth of the export business. On the domestic front, sales volumes for the third quarter of 2011 in Russia were down slightly by 1% as compared the same period in 2010. This was due to factors including an overall market that was down and the continued impact of the wholesaler relicensing process at the beginning of the quarter. Finally spirit, which is the main ingredient in vodka production, continued to see the high price levels from 2010 in the third quarter, which together with higher levels of market investment resulted in a contraction of gross margins as compared to the prior year and impacted total gross margins by $17.0 million for the first nine months of 2011 as compared to the prior year.

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

On February 7, 2011, the Company entered into a definitive Share Sale and Purchase Agreement and registration rights agreement, in accordance with the terms that were agreed by the parties on November 29, 2010, and disclosed in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2010. Pursuant to these agreements, among other things and upon the terms and subject to the conditions contained therein, we received the remaining 20% of the economic interest and 50% plus one vote of the voting interest in the Whitehall Group (“Whitehall”) previously not owned by us, as well as the global intellectual property rights for the Kauffman Vodka brand. In exchange we paid total consideration of $93.2 million including $17.5 million for the intellectual property rights for the Kauffman Vodka brand. For further details on the whole structure of this acquisition please refer to Note 3 of the accompanying Consolidated Condensed Financial Statements attached herein.

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $582 million	$5.8 million gain/loss

Effect of Impairment Testing

The Company continued to observe an overall market environment of declining vodka consumption and significant price sensitivities in its core markets of Poland and Russia. Additionally the Company experienced other key changes in market conditions, including changing of sales channel and product mix and market disruptions from relicensing in Russia. As such the Company determined that an impairment indicator exists, performed a goodwill impairment test during the third quarter of 2011 and took an impairment charge of $546.9 million related to its core businesses in Poland and Russia. Also related to this was the underperformance of certain brands in Poland, primarily Bols Vodka, due to among other factors cannibalization of volumes from recently launched brands such as Żubrówka Biała. Therefore, the Company also took an impairment charge for trademarks during the third quarter of 2011 of $127.6 million.

Results of Operations:

Three months ended September 30, 2011 compared to three months ended September 30, 2010

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Three months ended September 30,
	2011	2010
Sales	$451,592	$347,492
Excise taxes	(222,742)	(189,732)

Net sales	228,850	157,760
Cost of goods sold	135,742	80,448

Gross profit	93,108	77,312

Operating expenses	63,757	48,239
Impairment charge	674,515	0

Operating income	(645,164)	29,073

Non operating income / (expense), net
Interest income / (expense), net	(29,033)	(25,749)
Other financial income / (expense), net	(170,809)	81,773
Other non operating income / (expense), net	(11,633)	(914)

Income / (loss) before taxes and equity in net income from unconsolidated investments	(856,639)	84,183

Income tax benefit / (expense)	16,789	(17,023)
Equity in net income / (losses) of affiliates	0	1,719

Income / (loss) from continuing operations	(839,850)	68,879

Discontinued operations
Income/ (loss) from operations	0	30,870
Income tax benefit / (expense)	0	147

Income/ (loss) on discontinued operations	0	31,017

Net income / (loss)	$(839,850)	$99,896

Income / (loss) from continuing operations per share of common stock, basic	($11.59)	$0.98
Income / (loss) from discontinued operations per share of common stock, basic	($0.00)	$0.44
Net income / (loss) from operations per share of common stock, basic	($11.59)	$1.42

Income / (loss) from continuing operations per share of common stock, diluted	($11.59)	$0.98
Income / (loss) from discontinued operations per share of common stock, diluted	($0.00)	$0.43
Net income / (loss) from operations per share of common stock, diluted	($11.59)	$1.41

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and imports, and value added tax. Total net sales increased by approximately 45.1%, or $71.1 million, from $157.8 million for the three months ended September 30, 2010 to $228.9 million for the three months ended September 30, 2011. The increase was driven primarily by the consolidation of Whitehall during the third quarter of 2011, as it was not consolidated in the third quarter of 2010, resulting in an increase of $33.0 million, the underlying local currency sales growth (volume growth in Poland and price increases in Russia) of $31.2 million and the impact of foreign exchange translation of $6.9 million.

	Segment Net Sales Three months ended September 30,
	2011	2010
Segment
Poland	$59,007	$52,382
Russia	162,062	98,744
Hungary	7,781	6,634

Total Net Sales	$228,850	$157,760

Sales for Poland increased by $6.6 million from $52.4 million for the three months ended September 30, 2010 to $59.0 million for the three months ended September 30, 2011. This increase was driven mainly by a volume growth of 21% resulting in a net sales increase of $3.8 million as well as a strengthening of the Polish zloty against the U.S. dollar which accounted for approximately $2.8 million of sales in U.S. dollar terms. The total value growth of approximately 7% for the three months ended September 30, 2011 as compared to the prior period was lower than growth in volume terms due a number of factors. These factors include the increased trade marketing spend, which is a reduction of net sales revenue, to support the competitive Polish trading environment, continued growth of the discounter channel, which has the highest sales rebates and product mix, and sales of Żubrówka Biała which continued to cannibalize sales of higher price brands such as Bols and Soplica.

Sales for Russia increased by $63.4 million from $98.7 million for the three months ended September 30, 2010 to $162.1 million for the three months ended September 30, 2011. Included in the sales growth was a sales increase of $37.8 million from the consolidation of Whitehall in 2011, volume growth of 3% which together with price increases in Russia resulted in a increase of $22.6 million in sales, and strengthening of the Russian ruble against the U.S. dollar which accounted for approximately $3.0 million of sales in U.S. dollar terms. Of the $22.6 million of organic sales growth, export sales grew by $8.0 million; however export sales to the Ukraine, which represented 75% of these exports, contribute a lower gross margin percentage than domestic sales. The remainder of the organic sales growth was driven by higher value sales in the domestic volume. Although domestic volume sales were down by 1%, overall sales value increased by $14.5 million in local currency terms, due primarily to price increases taken during the year 2011. Lower sales volumes in Russia were primarily due to an overall soft spirit market in Russia, with total sales volumes in the industry down during the quarter as well continued disruption in the market related to the industry-wide relicensing process. This process led to instances where the wholesalers’ licenses were not timely renewed, which affected all of our businesses, with the biggest impact on domestic vodka sales.

Sales for Hungary increased by $1.2 million from $6.6 million for the three months ended September 30, 2010 to $7.8 million for the three months ended September 30, 2011 which resulted in a $0.4 million increase in volumes on local currency terms as well as a increase resulting from strengthening of the Hungarian forint against the U.S. dollar which accounted for approximately $0.8 million of sales in U.S. dollar terms.

Gross Profit

Total gross profit increased by approximately 20.4%, or $15.8 million, to $93.1 million for the three months ended September 30, 2011, from $77.3 million for the three months ended September 30, 2010, reflecting the increase in gross profit margins percentage in the three months ended September 30, 2011.

Gross profit margins as a percentage of net sales declined by 8.3 percentage points from 49.0% to 40.7% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This decline was primarily driven by the higher market investments due to the competitive environment, as well as higher spirit pricing in both markets. Additionally impacting the gross profit in Poland was the cannibalization of sales volumes of our premium brand Bols by our new mainstream product Żubrówka Biała, which has a lower contribution per liter. The overall impact of higher cost of goods which includes the higher spirit pricing resulted in a $6.0 million impact on gross margins for three months ended September 30, 2011 compared to the same period in 2010.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses increased by $690.1 million, from $48.2 million for the three months ended September 30, 2010 to $738.3 million for the three months ended September 30, 2011. Operating expenses as a percent of net sales increased from 30.5% for the three months ended September 30,

2010 to 322.5% for the three months ended September 30, 2011. The increase resulted primarily from the impairment charges for Poland and Russia recorded as of September 30, 2011 of $674.5 million and consolidation of the results of Whitehall giving an additional $9.0 million of costs, relicensing and restructuring costs in Russia of $2.8 million, and costs associated with the production plant Tula which was closed during the quarter of $3.5 million.

For comparability of costs between periods operating expenses after excluding the impairment charge are shown separately in the table below. As a percent of net sales they decreased from 30.5% for the three months ended September 30, 2010 to 27.8% for the three months ended September 30, 2011. Operating expenses net of fair value adjustments and impairment charges increased by $15.6 million, from $48.2 million for the three months ended September 30, 2010 to $63.8 million for the three months ended September 30, 2011.

The table below sets forth the items of operating expenses.

	Operating Expenses Three Months Ended September 30,
	2011	2010
	($ in thousands)
S,G&A	$53,691	$40,536
Marketing	7,424	5,907
Depreciation and amortization	2,642	1,796

Sub-Total	63,757	48,239
Impairment charge	674,515	0

Total operating expense	$738,272	$48,239

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A expenses increased by $13.2 million, from $40.5 million for the three months ended September 30, 2010 to $53.7 million for the three months ended September 30, 2011. Of this increase $2.2 million is due to exchange rate changes of the Polish zloty and Russian ruble against the U.S. dollar.

Marketing expenses increased mainly due to higher marketing spending aligned to re-launching some of our products in 2011.

Depreciation and amortization increased by $0.8 million, from $1.8 million for the three months ended September 30, 2010 to $2.6 million for the three months ended September 30, 2011.

Operating Income

Total operating income decreased by $674.3 million, from $29.1 million income for the three months ended September 30, 2010 to $645.2 million loss for the three months ended September 30, 2011, primarily driven by impairment charges for Poland and Russia recorded as of September 30, 2011. The table below summarizes the segmental split of operating profit.

	Operating Income/(Loss) Three months ended September 30,
	2011	2010
Segment
Poland before fair value adjustments	8,985	14,276
Impairment charge	(213,687)	0

Poland after fair value adjustments	(204,702)	14,276
Russia before fair value adjustments	21,152	15,843
Impairment charge	(460,828)	0

Russia after fair value adjustments	(439,676)	15,843
Hungary	1,446	1,001
Corporate Overhead
General corporate overhead	(1,570)	(1,286)
Option Expense	(662)	(761)

Total Operating Profit/(Loss)	($645,164)	$29,073

Underlying operating income in Poland excluding fair value adjustments decreased by approximately 37.1%, or $5.3 million, from $14.3 million for the three months ended September 30, 2010 to $9.0 million for the three months ended September 30, 2011.

The operating income in Russia excluding fair value adjustments increased by 34.2%, or $5.4 million from $15.8 million for the three months ended September 30, 2010 to $21.2 million for the three months ended September 30, 2011. The changes in operating income in both of these segments were driven by all of the factors described above. Operating income for the three months ending September 30, 2011 was also impacted by the effect of the goodwill and trademark impairment charges. As noted above and as described in more detail in Notes 6 and 7 to the financial statements, the Company determined that certain impairment indicators existed during the quarter which subsequently led to the impairment charges of $213.7 million for Poland and $460.8 million for Russia.

Non Operating Income and Expenses

Total interest expense increased primarily due to issuance of an additional €50.0 million Senior Secured Notes due 2016 on December 9, 2010, by approximately 12.8%, or $3.3 million, from $25.7 million for the three months ended September 30, 2010 to $29.0 million for the three months ended September 30, 2011.

The Company recognized $170.8 million of non-cash unrealized foreign exchange rate loss in the three months ended September 30, 2011, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $81.8 million of gain in the three months ended September 30, 2010. The loss resulted mainly from the depreciation of the Polish zloty and Russian ruble against the U.S. dollar and euro in the third quarter of 2011.

Total other non-operating expenses increased by $10.7 million, from a loss of $0.9 million for the three months ended September 30, 2010 to a loss of $11.6 million for the three months ended September 30, 2011. This increase is mainly due to $7.4 million write-off of First Tula Distillery (“Tula”) assets to net realizable value. Additionally the Company began to factor receivables in 2011 which represent $1.1 million of expense for the three months ended September 30, 2011.

	Three months ended September 30,
	2011	2010
Write-off of assets held for sale	(7,355)	0
Other gains / (losses)	(4,278)	(914)

Total other non operating income / (expense), net	($11,633)	($914)

Income Tax

Our effective tax rate for the three months ended September 30, 2011 was 2.0%, which is driven by the blended effective tax rates of 18% in Poland, 22% in Russia and 37% in the U.S. offset by certain tax amendments and changes to estimates related to tax loss carry forwards that the Company believes will not be utilized in the future in Poland and U.S.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Nine months ended September 30,
	2011	2010
Sales	$1,227,732	$1,058,260
Excise taxes	(630,214)	(575,097)

Net sales	597,518	483,163
Cost of goods sold	359,831	243,241

Gross profit	237,687	239,922

Operating expenses	190,052	144,369
Gain on remeasurement of previously held equity interests	(7,898)	0
Impairment charge	674,515	0

Operating income	(618,982)	95,553

Non operating income / (expense), net
Interest income / (expense), net	(84,246)	(77,848)
Other financial income / (expense), net	(121,015)	4,987
Other non operating income / (expense), net	(15,270)	(12,266)

Income / (loss) before taxes and equity in net income from unconsolidated investments	(839,513)	10,426

Income tax benefit / (expense)	12,612	(2,275)
Equity in net income / (losses) of affiliates	(8,814)	2,163

Income / (loss) from continuing operations	(835,715)	10,314

Discontinued operations
Income/ (loss) from operations	0	(11,815)
Income tax benefit / (expense)	0	37

Income/(loss) on discontinued operations	0	(11,778)

Net income / (loss)	($835,715)	($1,464)

Income / (loss) from continuing operations per share of common stock, basic	($11.60)	$0.15
Income / (loss) from discontinued operations per share of common stock, basic	$0.00	($0.17)
Net income / (loss) from operations per share of common stock, basic	($11.60)	($0.02)

Income / (loss) from continuing operations per share of common stock, diluted	($11.60)	$0.15
Income / (loss) from discontinued operations per share of common stock, diluted	$0.00	($0.17)
Net income / (loss) from operations per share of common stock, diluted	($11.60)	($0.02)

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and imports and value added tax. Total net sales increased by approximately 23.7%, or $114.3 million, from $483.2 million for the nine months ended September 30, 2010 to $597.5 million for the nine months ended September 30, 2011. The increase was driven primarily by the consolidation of Whitehall starting from the first quarter of 2011, as it was not consolidated in 2010, resulting in an increase of $94.8 million, as well as underlying local currency sales growth. This increase was partially offset by reduction of sales volume of our domestic vodka business in Russia as further discussed below. Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Sales
	Nine months ended September 30,
	2011	2010
Segment
Poland	$163,651	$153,213
Russia	413,375	311,667
Hungary	20,492	18,283

Total Net Sales	$597,518	$483,163

Sales for Poland increased by $10.5 million from $153.2 million for the nine months ended September 30, 2010 to $163.7 million for the nine months ended September 30, 2011. This increase was driven mainly by a strengthening of the Polish zloty against the U.S. dollar which accounted for approximately $10.2 million of sales in U.S. dollar terms and higher volume sales of $12.2 million offset by a decrease in sales due to higher market investments and product sales mix in total of $11.9 million.

Sales for Russia increased by $101.7 million from $311.7 million for the nine months ended September 30, 2010 to $413.4 million for the nine months ended September 30, 2011. Included in the sales growth was a sales increase of $94.8 million from the consolidation of Whitehall into sales starting from February 2011. Additionally, sales increased by $12.1 million in U.S. dollar terms due to strengthening of the Russian ruble against the U.S. dollar. Export sales grew by $25.7 million; however export sales to the Ukraine, which represented 68% of these exports, contribute a lower gross margin percentage than domestic sales. Offsetting this was mainly lower local currency sales of $29.9 million and a $3.4 million decrease in sales for Bravo in the first quarter due to suspended production caused by its production license not being timely renewed. In early April, Bravo received its production license and normal sales continued again from this point with higher sales of its ready to drink products of $2.4 million in comparison to second quarter 2010.

Sales for Hungary increased by $2.2 million from $18.3 million for the nine months ended September 30, 2010 to $20.5 million for the nine months ended September 30, 2011 which results in a $0.7 million increase in volumes in local currency terms as well as a increase resulting from strengthening of the Hungarian forint against the U.S. dollar which accounted for approximately $1.5 million of sales in U.S. dollar terms.

Gross Profit

Total gross profit decreased by approximately 0.9%, or $2.2 million, to $237.7 million for the nine months ended September 30, 2011, from $239.9 million for the nine months ended September 30, 2010, reflecting the decrease in gross profit margins percentage in the nine months ended September 30, 2011.

Gross profit margins as a percentage of net sales declined by 9.9% from 49.7% to 39.8% for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This decline was primarily driven by the factors noted above, namely shift of sales from premium segment vodkas to the mainstream vodkas segment which has lower margin in both Poland and Russia, as well as substantially higher spirit pricing in both markets. The weight of the gross margin contribution relative to total sales of the Russian vodka business which tends to operate at higher gross profit levels than the Polish business was lower in 2011, thus impacting the overall blended gross profit as a percent of sales. Within the Polish market the main factor driving the lower gross profit margins as compared to Russia is that the Polish market continues to experience a strong competitive environment from other producers and retailers, especially discounters, making it difficult to increase prices in line with the spirit cost increases. The overall impact of higher cost of goods which includes the higher spirit pricing resulted in a $17.0 million impact on gross margins for nine months ended September 30, 2011 compared to the same period in 2010. Additionally impacting the gross profit in Poland was the cannibalization of the sales volumes of our premium brand Bols, by our new mainstream product Żubrówka Biała, which has a lower contribution per liter.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses increased by $712.3 million, from $144.4 million for the nine months ended September 30, 2010 to $856.7 million for the nine months ended September 30, 2011. This change is primarily driven by a non-cash impairment charge for Poland and Russia recorded as of September 30, 2011 of $674.5 million, and one-time gain recognized in the nine month period ended September 30, 2011, amounting to $7.9 million based on the remeasurement of previously held equity interests in Whitehall to fair value. For comparability of costs between periods, items of operating expenses after excluding this fair value adjustment are shown separately in the table below. Operating expenses, excluding fair value adjustments as a percent of net sales increased from 29.9% for the nine months ended September 30, 2010 to 31.8% for the nine months ended September 30, 2011. Operating expenses, net of fair value adjustments increased by $45.7 million, from $144.4 million for the nine months ended September 30, 2010 to $190.1 million for the nine months ended September 30, 2011. The increase resulted primarily from the consolidation of the results of Whitehall giving additional $26.4 million of costs, relicensing and restructuring costs in Russia of $7.2 million, as well as weakening of the Russian ruble and Polish zloty against the U.S. dollar which accounted for approximately $9.6 million of sales in U.S. dollar terms.

The table below sets forth the items of operating expenses.

	Operating Expenses Nine Months Ended September 30,
	2011	2010
	($ in thousands)
S,G&A	$160,970	$122,261
Marketing	20,631	16,059
Depreciation and amortization	8,451	6,049

Sub-Total	190,052	144,369
Impairment charge	674,515	0
Fair value adjustments	(7,898)	0

Total operating expense	$856,669	$144,369

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A expenses increased by $38.7 million, from $122.3 million for the nine months ended September 30, 2010 to $161.0 million for the nine months ended September 30, 2011. Of this increase $25.9 million is from the consolidation of Whitehall Group in 2011 and $8.1 million is due to exchange rate changes of the Polish zloty and Russian ruble against the U.S. dollar.

Marketing expenses increased mainly due to higher marketing spending aligned to relaunching some of our products in 2011.

Depreciation and amortization increased by $2.5 million, from $6.0 million for the nine months ended September 30, 2010 to $8.5 million for the nine months ended September 30, 2011.

Operating Income

Total operating income decreased by $714.6 million, from $95.6 million income for the nine months ended September 30, 2010 to $619.0 million loss for the nine months ended September 30, 2011, primarily driven by an impairment charge for Poland and Russia recorded as of September 30, 2011 of $674.5 million. The table below summarizes the segmental split of operating profit. Excluding the impact of fair value adjustments incurred in 2011, underlying operating profit decreased from $95.6 million to $47.6 million. Fair value adjustments recorded in 2011 include a one-time gain on the re-measurement of previously held equity interests in Whitehall at the time of consolidation of $7.9 million and impairment charges of $215.2 million for Poland and $459.4 million for Russia.

	Operating Income/(Loss) Nine months ended September 30,
	2011	2010
Segment
Poland before fair value adjustments	$20,366	$40,197
Gain on remeasurement of previously held equity interests	7,898	0
Impairment charge	(213,687)	0

Poland after fair value adjustments	(185,423)	40,197
Russia before fair value adjustments	29,743	58,816
Impairment charge	(460,828)	0

Russia after fair value adjustments	(431,085)	58,816
Hungary	3,387	2,800
Corporate Overhead
General corporate overhead	(3,862)	(3,827)
Option Expense	(1,999)	(2,433)

Total Operating Profit/(Loss)	($618,982)	$95,553

Underlying operating income in Poland excluding fair value adjustments decreased by approximately 49.3%, or $19.8 million, from $40.2 million for the nine months ended September 30, 2010 to $20.4 million for the nine months ended September 30, 2011. The operating income in Russia excluding fair value adjustments decreased by 49.5%, or $29.1 million from the income of $58.8 million for the nine months ended September 30, 2010 to $29.7 million for the nine months ended September 30, 2011. The changes in operating income in both of these segments were driven by all of the factors described above.

Non Operating Income and Expenses

Total interest expense increased by approximately 8.2%, or $6.4 million, from $77.8 million for the nine months ended September 30, 2010 to $84.2 million for the nine months ended September 30, 2011. This increase is mainly a result of the strong euro as compared to the U.S. dollar, as a significant portion of the long-term borrowings are denominated in euros.

The Company recognized $118.6 million of unrealized foreign exchange rate losses in the nine months ended September 30, 2011, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $5.0 million of gain in the nine months ended September 30, 2010. These losses resulted mainly from the depreciation of the Polish zloty and Russian ruble against the U.S. dollar and euro.

Total other non operating expenses increased by $3.0 million, from $12.3 million for the nine months ended September 30, 2010 to $15.3 million for the nine months ended September 30, 2011. Expenses in 2010 consisted of the one-time charge of $14.1 million related to the early call premium when the Senior Secured Notes due 2012 were repaid early in January 2010. Moreover they included the write-off of the unamortized offering costs related to the Senior Secured Notes due 2012 of $4.1 million. This was offset by a final dividend of $7.6 million received prior to disposal of the distribution business. In 2011 total balance primarily consists of $7.4 million representing write-off of First Tula Distillery (“Tula”) assets to net realizable value. Additionally the Company began to factor receivables in 2011 which represent $2.0 million of expense for the nine months ended September 30, 2011.

	Nine months ended September 30,
	2011	2010
Early redemption call premium	$0	($14,115)
Write-off of unamortized offering costs	0	(4,076)
Dividend received	0	7,642
Write-off of assets held for sale	(7,355)	0
Other gains / (losses)	(7,915)	(1,717)

Total other non operating income / (expense), net	($15,270)	($12,266)

Income Tax

Our effective tax rate for the nine months ended September 30, 2011 was 1.5%, which is driven by the blended effective tax rates of 18% in Poland, and 22% in Russia and 37% in the US offset by certain tax amendments and changes to estimates related to tax loss carry forwards that the Company believes will not be utilized in the future in Poland and U.S.

Equity in Net Earnings

Equity in net losses for the nine months ended September 30, 2011 include the Company’s proportional share of net income from its investment in the Moet Hennessey Russia Joint Venture for the period from January 1, 2011 to March 30, 2011 and Whitehall for the period from January 1, 2011 to February 7, 2011.

Statement of Liquidity and Capital Resources

During the nine months ended September 30, 2011, the Company’s primary sources of liquidity were cash flows generated from operations, credit facilities, and proceeds from exercised options. The Company’s primary uses of cash were to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The following table sets forth selected information concerning the Company’s consolidated cash flow during the periods indicated.

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
	($ in thousands)
Cash flow from operating activities	$46,156	$74,692
Cash flow from investing activities	$(47,681)	$460,389
Cash flow from financing activities	$(1,827)	$(415,491)

Management views and performs analysis of financial and non financial performance indicators of the business by segments that are split by countries. The extensive analysis of indicators such as sales value in local currencies, gross margin and operating expenses by segment is included in the MD&A section of this Form 10-Q.

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Overall cash flow from operating activities decreased from cash generation of $74.7 million for the nine months ended September 30, 2010 to cash generation of $46.2 million for the nine months ended September 30, 2011. The primary factors contributing to this lower cash generation in 2011 are due to lower sales in Russia during the prior periods for the factors noted earlier. As the Companies revenues in Russia were lower during the second quarter of 2011 than in the same period in 2010, the cash collected in the third quarter was also lower. Additionally as sales increased during the third quarter of 2011, working capital requirements increased proportionately, which impacted cash flows from operating activities.

Overall working capital movements of accounts receivable, inventory and accounts payable provided approximately $59.6 million of cash during the nine months ended September 30, 2011. Days sales outstanding (“DSO”) as of September 30, 2011 amounted to 54.0 days. The number of days in inventory as of September 30, 2011 amounted to 72 days. In addition, the ratio of our current assets to current liabilities, net of inventories, amounted to 1.75 as of September 30, 2011.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets. Net cash outflows for the nine months ended September 30, 2011 was $47.7 million. This outflow primarily represents the cash obligations paid as a result of the February 2011 acquisition of Whitehall of $36.8 million, net of cash acquired on consolidation, payment for the acquisition of the Kauffman Vodka trademark of $17.5 million, and payment of the remaining part of deferred consideration for Russian Alcohol Group of $5 million offset by proceeds received from disposal of the Moet Hennessy Joint Venture of $17.7 million.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash used in financing activities was $1.8 million for the nine months ended September 30, 2011 as compared to an outflow of $415.5 million for the nine months ended September 30, 2010. The primary use in the nine months ended September 30, 2011 was repayment of loans by the Company offset by certain loans drawn in Russia. For details see Note 11 to the Condensed Consolidated Financial Statements.

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

In the future, we may seek to pursue various alternatives to reduce our indebtedness, including reducing the outstanding balance of our convertible senior notes due 2013, which may involve refinancing the indebtedness out of debt, equity or equity-linked financing. The timing and structure of any of these alternatives will depend on market conditions. There can be no assurance that any transaction will take place or as to the timing of any such transaction or that it will be successful.

In the future, the Company may from time to time obtain additional capital resources, manage its liquidity or reduce or refinance its existing indebtedness through additional borrowings or equity or equity-linked financing. The timing and structure of any of these alternatives will depend on market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Financing Arrangements

The Company believes it has sufficient liquidity to fund its operations in the future.

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

        On February 28, 2011 the Company, entered into a letter agreement (the “Letter Agreement”) with Bank Handlowy and WBK pursuant to which and subject to the terms and conditions contained therein, the parties agreed, to waive any breach of the Consolidated Coverage Ratio covenant and the Net Leverage Ratio covenant relating to the Calculation Period ending on December 31, 2010 and amended these ratios for purposes of the Calculation Period ending on September 30, 2011 to 1.28:1 and 8.35:1, respectively. As a result of the Letter Agreement, our failure to comply with the Consolidated Coverage Ratio covenant and the Net Leverage Ratio covenant as of December 31, 2010 did not result in a default under the Credit Facility. In connection with the Letter Agreement, the Company agreed to pay a one-time waiver fee of PLN 3.3 million (approximately $1.15 million). In addition, the Company agreed with its lenders that the amount available under the overdraft facilities included in the Credit Facility is reduced to PLN 120 million (approximately $41.6 million) and the margins on term loan and overdraft facilities will be increased (with effect from March 1, 2011) to 4.25% and 3.25%, respectively, and the margin on letters of credit issued thereunder will be increased to 2.50%.

On April 21, 2011, the Company entered into an amendment to its Credit Facility. As part of the amendment, on April 22, 2011, the Company repaid the remaining PLN 122.5 million ($44.3 million) term facility while at the same time retaining the PLN 120 million ($43.4 million) overdraft limit which was further decreased to PLN 60 million ($18.4 million) as of September 30, 2011. The overdraft facility going forward does not contain either the Consolidated Coverage Ratio or the Net Leverage Ratio previously required under the Credit Facility. Furthermore, the Company has no covenant compliance obligations at September 30, 2011 related to the Credit Facility. In addition to the elimination of covenants, the revised terms of the overdraft facility provide for an initial 100 basis point reduction in the margin charged to the Company, with further reductions coming over the next three months, and the maximum amount available for borrowing under the overdraft facility will be reduced over the course of the next three months as well. The outstanding liability under this overdraft facility as of September 30, 2011 amounted to $16.1 million.

As of September 30, 2011, the Company has outstanding liability of $33.9 million from the term loans from Zenit Bank, Alfa Bank and Raiffeisen Bank drawn by Whitehall with renewal dates in the first and second quarter of 2012, as well as a liability of $18.7 million from the term loan from Unicredit drawn by Russian Alcohol with maturity date in November 2012. This loan has no financial covenants that need to be met and is secured by goods up to 720 million Russian rubles (approximately $22.4 million) and guarantees given by companies with Russian Alcohol.

As of September 30, 2011, the Company had available under existing overdraft facilities in Poland approximately $16.6 million from the Credit Facility mentioned above and approximately $0.5 million available in Hungary.

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

As of September 30, 2011, the Company had accrued interest of $0.4 million related to Convertible Senior Notes, with the next coupon due for payment on March 15, 2012.

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

As of September 30, 2011, the Company had accrued interest of $28.8 million related to Senior Secured Notes due 2016, with the next coupon payment on December 1, 2011.

Equity Issuances

On February 7, 2011, the Company entered into a definitive Share Sale and Purchase Agreement for acquisition of the remainder of the economic and voting interests in Whitehall not owned by the Company as well as the global intellectual property rights for the Kauffman Vodka brand. In exchange we paid an aggregate of $68.5 million in cash and issued 959,245 shares of the Company’s common stock, par value $0.01 per share. The issued shares had an aggregate value of $22.1 million based on the 30 day volume weighted average price of a share of our common stock on the day prior to the closing. In addition, as the aggregate value of such shares (based on the lower of the trading price of a share of our common stock or the 10 day volume weighted average price) was less than $23.0 million on the day prior to filing a registration statement for resale of the shares or the day shares are sold under Rule 144 of the Securities Act, on March 22, 2011, the Company issued to Mark Kauffman 938,501 shares (the “Additional Share Consideration”) of common stock of the Company in satisfaction of the Company’s share price protection guarantees.

Effects of Inflation and Foreign Currency Movements

Inflation in Poland is projected at 4.1% for 2011, compared to actual inflation of 2.6% in 2010. In Russia and Hungary, inflation for 2011 is projected at 8.5% and 3.8% respectively, compared to actual inflation of 6.9% and 4.9% in 2010.

Substantially all of the Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the statement of operations is primarily driven by the movement of the average exchange rate used to restate the statement of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statements of operations relate only to realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint.

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $582 million	$5.8 million gain/loss

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

Revenue Recognition

Revenues of the Company include sales of its own produced spirit brands and imported wine, beer and spirit brands. These revenues streams are all processed and accounted for in the same manner. For all of its sources of revenue, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price charged is fixed or determinable and collectability is reasonably assured. This generally means that revenue is recognized when title to the products are transferred to our customers. In particular, title usually transfers upon shipment to or receipt at our customers’ locations, as determined by the specific sales terms of the transactions.

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

As of September 30, 2011, we had approximately $1,064.7 million of goodwill and $471.7 million of intangible assets, net, on our balance sheet. Substantially all of our intangible assets comprise trademark rights to various brands, which were capitalized as part of the purchase price allocation process in connection with our acquisitions of Bols, Polmos Bialystok, Parliament, Russian Alcohol and Whitehall.

Trademarks

Management considers trademarks associated with high or market-leader brand recognition within their market segments to be indefinite-lived assets, based on the length of time they have existed, the comparatively high volumes sold and their general market positions relative to other products in their respective market segments.

Based on this and together with the evidence provided by analyses of vodka products life cycles, market studies, competitive and environmental trends, we believe that these trademarks will continue to generate cash flows for an indefinite period of time, and that the useful lives of these trademarks are therefore indefinite. In accordance with ASC Topic 350-30, intangible assets with an indefinite life are not amortized but are reviewed at least annually for impairment. These trademarks include Soplica, Żubrówka, Absolwent, Royal, Palace, Parliament, Green Mark, Zhuravli, Kauffman Vodka, Urozhay and the trademark rights to Bols Vodka in Poland, Hungary and Russia.

As of September 30, 2011, the Company assessed recent events and current circumstances, including current and future performance, relaunch and rebranding plans in 2011 and 2012. Resulting from these events, the Company identified certain impairment indicators that would trigger the need for an impairment test, including performance of certain Polish and Russian brands below expectations.

As of September 30, 2011 in order to support the value of trademarks, the Company calculated the fair value of trademarks using a discounted cash flow approach based on the following assumptions:

•

Risk free rates for Poland and Russia used for calculation of discount rate were based upon current market rates of long term Polish Government Bonds rates and long-term Russian Government Bonds rates. When estimating discount rates to be used for the calculation we have taken into account current market conditions in Poland and Russia separately. As a result of our assumptions and calculations, we have determined discount rates of 9.09% and 11.03% for Poland and Russia, respectively.

•	The Company estimated the growth rates in projecting cash flows for each of our trademarks separately, based on four year plan assumptions related to each trademark.

•	The Company estimated the terminal value growth rates for trademarks from 2.5% for Polish trademarks to 3.0% for Russian trademarks.

Based upon the above analysis performed and due to the lower performance of certain Polish brands as compared to expectations for 2011 and subsequent years, the Company has determined that the fair market value of the trademarks related to these brands is below carrying value. The decrease in fair value primarily resulted from very good performance of Żubrówka Biała brand that cannibalized performance of other brands, mainly Bols Vodka, which underperformance was most significant. As a result the Company recorded total impairment charge of $127.6 million during the third quarter of 2011 that included an impairment to the carrying values of our trademarks in Poland and Russia.

Goodwill

Subsequently to the Company’s earnings release for the year ended December 31, 2010, the market value of the shares in CEDC dropped significantly. The Company considered the significant decrease in market value to be a triggering event of potential goodwill impairment. The Company performed impairment testing at March 31, 2011 and the fair value of reporting units was above the carrying amount and no impairment charge was recognized. During the third quarter of 2011, the Company was closely monitoring events or changes in circumstances that might impact the assumptions used in the four year business model and identified certain impairment indicators that would trigger the need for an impairment test, including sustained difference in enterprise market capitalization and book value and performance of reporting units below expectations, changing of sales channel and product mix, declining vodka markets in Poland and Russia and market disruptions from relicensing in Russia. Based on these events, the Company determined that it was more likely than not that the fair value of our Poland Core Unit and Russia Core Unit was less than its carrying amount and accordingly, the Company performed a goodwill impairment test as of September 30, 2011.

As of September 30, 2011, in order to support the value of goodwill, the Company calculated the fair value of the reporting units using a discount cash flow approach based on the following assumptions:

•

Risk free rates for Poland and Russia used for calculation of discount rate were based upon current market rates of long term Polish Government Bonds rates and long-term Russian Government Bonds rates. When estimating discount rates to be used for the calculation we have taken into account current market conditions in Poland and Russia separately. As a result of our assumptions and calculations, the following discount rates of 9.09% and 11.03% for Poland and Russia, respectively have been determined,

•

The Company has identified impairment indicators for the following reporting units and tested their fair value: Poland Core Business Unit and Russia Core Business Unit. In respect of the Poland Fine Wines Unit, Russia Import Unit and Hungary Unit there were no impairment indicators identified,

•	The Company estimated the growth rates in projecting cash flows for each of our reporting group separately, based on a detailed four year plan related to each reporting unit,

•	The Company estimated the terminal value growth rates for goodwill from 2.5% for Polish units to 3.0% for Russian reporting unit.

Based on goodwill impairment test as of September 30, 2011, it was determined that the carrying value of our Core Business unit in Russia and Poland exceeded its fair value. The primary reasons for this was the continuous decline in spirits market in Poland and Russia, the cannibalization of premium brands by mainstream brands resulting in lower margins in Poland, as well as the relicensing process in Russia for wholesalers in the second and third quarter of the current year that resulted in a decrease in number of active wholesalers in the market. As a result of the Company completed step two of the impairment test, the implied fair value of the reporting unit’s goodwill to the carrying amount of the reporting unit’s goodwill. As the carrying amount of the reporting unit’s goodwill for Core Business unit in Russia and Poland was greater than the implied fair value of the underlying reporting units’ goodwill values, an impairment loss was recognized for the excess amounting to $546.9 million.

Accounting for Business Combinations

The acquisition of businesses is an important element of the Company’s strategy. Acquisitions made prior to December 31, 2008 were accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). Effective January 1, 2009, all business combinations will be accounted for in accordance with ASC Topic 805 “Business Combinations”.

We account for our acquisitions under the requirements of ASC 805, Business Combinations, and allocate the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The determination of the values of the assets acquired and liabilities assumed, as well as associated asset useful lives, requires management to make estimates. The Company’s acquisitions typically result in goodwill and other intangible assets. The value and estimated life of those assets may affect the amount of future period amortization expense for intangible assets with finite lives as well as possible impairment charges that may be incurred.

The calculation of purchase price allocation requires judgment on the part of management in determining the valuation of the assets acquired and liabilities assumed.

Whitehall

On February 7, 2011, the Company completed its acquisition of Whitehall. For further details on the whole structure of this acquisition please refer to Note 3 of the accompanying Condensed Consolidated Financial Statements attached herein.

Assets and liabilities of business held for sale

For the purpose of financial reporting Management analyzed the requirements of U.S. GAAP (mainly ASC 360-10 Property, Plant and Equipment and ASC 205-20 Presentation of Financial Statements) and concluded that as of September 30, 2011, the Company’s activities meet the required criteria to present the Company’s production plant PKZ Tula’s fixed assets as held for sale. See footnote no 4 on Assets Held for Sale for detailed explanation.

Subsequent events

On October 24, 2011, a class action complaint entitled Steamfitters Local 449 Pension Fund vs. Central European Distribution Corporation, et al. was filed on behalf of a putative class of all purchasers of our common stock from August 5, 2010 through February 28, 2011 against us and certain of our officers, alleging violations of federal securities law in connection with alleged materially false and misleading statements and/or omissions regarding our business, financial results and prospects in our public statements and public filings with the U.S. Securities & Exchange Commission for the second and third quarters of 2010, relating to declines in our vodka portfolio, our need to take an impairment charge relating to the deterioration in fair value of certain of our brands in Poland and negative financial results from the launch of Żubrówka Biała, a new vodka product. The complaint seeks unspecified money damages. We believe the allegations are without merit and intend to vigorously defend ourselves.

Share Based Payments

Grant-date fair value of stock options is estimated using a lattice-binomial option-pricing model. We recognize compensation cost for awards over the vesting period. The majority of our stock options have a vesting period between one to three years.

See Note 19 to our Condensed Consolidated Financial Statements for more information regarding stock-based compensation.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements adopted during the nine months ended September 30, 2011 that had a material impact on our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are conducted primarily in Poland and Russia, and our functional currencies are primarily the Polish zloty, Hungarian forint and Russian ruble, and our reporting currency is the U.S. dollar. Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, inventories, bank loans, overdraft facilities and long-term debt. All of the monetary assets represented by these financial instruments are located in Poland, Russia and Hungary. Consequently, they are subject to currency translation movements when reporting in U.S. dollars.

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $582 million	$5.8 million gain/loss

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Please refer to Note 21 of the accompanying Condensed Consolidated Financial Statements attached herein and to the first risk factor set forth below for a discussion of certain legal proceedings.

Item 1A.	Risk Factors.

The following risk factors represent the only material changes to the risk factors described in the Company’s Form 10–K filed with the Securities and Exchange Commission on March 1, 2011.

The Company and certain of its officers were named as parties in a class action lawsuit which could be costly, protracted and divert management’s attention, and harm our business.

On October 24, 2011, a class action complaint entitled Steamfitters Local 449 Pension Fund vs. Central European Distribution Corporation, et al. was filed on behalf of a putative class of all purchasers of our common stock from August 5, 2010 through February 28, 2011 against us and certain of our officers, alleging violations of federal securities law in connection with alleged materially false and misleading statements and/or omissions regarding our business, financial results and prospects in our public statements and public filings with the U.S. Securities & Exchange Commission for the second and third quarters of 2010, relating to declines in our vodka portfolio, our need to take an impairment charge relating to the deterioration in fair value of certain of our brands in Poland and negative financial results from the launch of Żubrówka Biała, a new vodka product. The complaint seeks unspecified money damages. Although we believe the allegations are without merit and intend to vigorously defend ourselves, this type of litigation can be protracted, time-consuming, distracting to management and expensive, whether or not the claim is ultimately successful, and could ultimately have an adverse effect on our business.

Our results are linked to economic conditions and shifts in consumer preferences, including a reduction in the consumption of alcoholic beverages due to deteriorating economic conditions, could have an adverse effect on our financial performance.

Our results of operations are affected by the overall economic trends in Poland, Russia, Hungary and other regions in which we operate and sell our products, including the level of consumer spending, the rate of taxes levied on alcoholic beverages and consumer confidence in future economic conditions. The current negative economic conditions and outlook related to the ongoing global recession, including volatility in energy costs, severely diminished liquidity and credit availability, falling equity market values, weakened consumer confidence, falling consumer demand, declining real wages and increased unemployment rates, have contributed to lower levels of consumer spending, including consumption of alcoholic beverages. The effects of the global recession in many countries, including Russia and Hungary, have been quite severe, and it is possible that an economic recovery in those countries, and a related increase in consumer spending, will take longer to develop. While Poland’s GDP has increased in each of the last two years and is forecasted to grow again in 2011, the Polish economy as well as the global economy continues to be volatile and forecasted growth in Poland may fail to materialize.

During the current period of volatility, reduced consumer confidence and spending may result in continued reduced demand for our products and may limit our ability to increase prices and finance marketing and promotional activities. These factors could have an adverse effect on our results of operations. For example, the Company continued to observe an overall market environment of declining vodka consumption and significant price sensitivities in its core markets of Poland and Russia. Additionally the Company experienced other key changes in market conditions, including changing of sales channel and product mix and market disruptions from relicensing in Russia. As such the Company updated its goodwill impairment testing during the third quarter of 2011 and took a charge of $486.9 million million for goodwill impairment in Poland and Russia. Also related to this was the underperformance of certain brands in Poland, primarily Bols Vodka, due to among other factors cannibalization of volumes from recently launched brands such as Żubrówka Biała. As such the company also took a impairment charge for certain Polish and Russian trademarks during the third quarter of 2011 of $127.6 million. Also for example, due to the continued lower performance of certain brands as compared to our expectations in 2010, primarily Absolwent and Bols, we determined that the fair value of the trademarks related to these brands had deteriorated and recorded an impairment charge of $131.8 million during the fourth quarter of 2010 that included an impairment to the carrying values of our trademarks related predominantly to the Absolwent and Bols brand in Poland and an impairment charge of $20.3 million for the twelve months ended December 31, 2009 related to the Bols brand in Poland. We cannot assure you that we will not recognize further asset impairments or experience declines in our financial performance in connection with the ongoing global economic slowdown. A continued recessionary environment would likely make it more difficult to forecast operating results and to make decisions about future investments, and a major shift in consumer preferences or a large reduction in sales of alcoholic beverages could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to seasonality that may affect our quarterly operating results and impact the market price of our common stock.

Our business is dependent on weather conditions and subject to seasonality. Lower demand for vodka occurs during the first three fiscal quarters, which can result in seasonal financial results in certain markets in which we operate. Historically, sales in the fourth quarter have been significantly higher than in the other quarters of the year due to higher demand for vodka during the Christmas season. Results of a single financial quarter might therefore not be a reliable basis for the expectations of a full fiscal year and may not be comparable with the results in the other financial quarters. Seasonality effects may also increase our working capital requirements. In addition, any interruptions during our peak production season, such as those interruptions we experienced in the fourth quarter of 2010 in obtaining excise stamps from Russian authorities to produce and sell our product in Russia for a 14-day period, could materially adversely affect our business, financial condition and results of operations if they occur with unusual intensity or last for an extended period of time.

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010 and incorporated herein by reference).

3.2*	Amended and Restated Bylaws.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on September 7, 2011 (filed as exhibit 3.3 to the Periodic Report on Form 8-K filed with the SEC on September 7, 2011 and incorporated herein by reference).

4.1	Rights Agreement, dated as of September 6, 2011, between Central European Distribution Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as exhibit 4.1 to the Periodic Report on Form 8-K filed with the SEC on September 7, 2011 and incorporated herein by reference).

10.17	Amended and Restated Employment Agreement, dated October 13, 2011, by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

10.18	Amended and Restated Employment Agreement, dated October 13, 2011, by and between Central European Distribution Corporation and Christopher Biedermann (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

10.19	Amended and Restated Employment Agreement, dated October 13, 2011, by and between Central European Distribution Corporation and Evangelos Evangelou (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

10.20	Amended and Restated Employment Agreement, dated October 13, 2011, by and between Central European Distribution Corporation and James Archbold (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

31.1*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from Central European Distribution Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)

Date: November 9, 2011	By:	/s/ William V. Carey
William V. Carey
President and Chief Executive Officer

Date: November 9, 2011	By:	/s/ Chris Biedermann
Chris Biedermann
Vice President and Chief Financial Officer