Form 10-K
period 2011-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2012-02-29
CIK 1046880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM

COMMISSION FILE NUMBER 001-35293

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

Preferred Stock Purchase Rights

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $768,609,968 (based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market).

As of February 22, 2012, the registrant had 73,139,898 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s 2012 annual meeting of stockholders are incorporated by reference into Part III.

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

Central European Distribution Corporation (“CEDC”), a Delaware corporation incorporated on September 4, 1997, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. We are one of the largest producers of vodka in the world and are Central and Eastern Europe’s largest integrated spirit beverages business, measured by total volume, with approximately 33.2 million nine-liter cases produced and distributed in 2011. Our business primarily involves the production and sale of our own spirit brands (principally vodka), and the importation on an exclusive basis of a wide variety of spirits, wines and beers. Our primary operations are conducted in Poland and Russia and we also have operations in Hungary and Ukraine. Through our Ukrainian operations that we opened in 2010, we import and sell our vodkas and we had an approximate 7% market share by the end of 2011. In Poland and Russia, we have six manufacturing facilities and a total work force of approximately 4,540 employees.

In Poland, we are one of the largest vodka producers with a brand portfolio that includes Absolwent, Żubrówka, Żubrówka Biała, Bols, Palace and Soplica brands, each of which we produce at our Polish distilleries. Żubrówka Biała, which we launched at the end of 2010,was one of the fastest growing brands in the Polish market during 2011 with a market share of 5.7% as of the end of 2011. We produce and sell vodkas primarily in three vodka sectors: premium, mainstream, and economy. One of our vodkas we produce in Poland is Royal, which was the top-selling vodka in Hungary during 2011 according to trade statistics.

In Russia, the world’s largest vodka market, trade statistics for 2011 show that we were the largest vodka producer in the country, that our Green Mark brand was the top-selling mainstream vodka in the country (and the fourth-largest vodka brand by volume in the world) and that our Parliament and Zhuravli brands were among top-selling sub-premium vodkas in the country.

Our brands in Poland and Russia are well-represented in all vodka sectors. Our production capacity in both countries gives us the ability to introduce new brands to both markets. The best recent examples are Żubrówka Biała, which we introduced in Poland in November of 2010, and Talka, which we introduced in Russia in July of 2011. We believe our ability to introduce new brands to market in an ever changing economic and consumer preference environment gives us a distinct advantage over most our competitors.

For the year ended December 31, 2011, our Polish and Russian operations accounted for 26.3% and 70.2% of our revenues respectively and, excluding impairment and certain unallocated corporate charges, 42.3 % and 51.2 % of our operating profit, respectively.

We are a leading importer of spirits and wines in Poland, Russia and Hungary, and we generally seek to develop a complete portfolio of premium imported wines and spirits in each of the markets we serve. In Poland we maintain exclusive import contracts for a number of internationally recognized brands, including Jim Beam Bourbon, Campari, Jägermeister, Remy Martin Cognac, Corona, Budweiser (Budvar), E&J Gallo wines, Carlo Rossi wines, Sutter Home wines, Metaxa Brandy, Sierra Tequila, Teacher’s Whisky, Cinzano, Old Smuggler, Grant’s Whisky and Concha y Toro wines. In Russia our import Portfolio includes E&J Gallo wines, Concha y Toro wines, Paul Masson wines, Jose Cuervo tequila and Great Valley brandy among others.

In addition to our operations in Poland, Russia, and Hungary we have a sales office in Ukraine and distribution agreements for our vodka brands in a number of key export markets including the United Kingdom, Ukraine, the Baltics and the CIS for Green Mark, Zhuravli, Parliament and Żubrówka, the United States, Japan, the United Kingdom, France for Żubrówka and many other Western European countries. In 2011, exports represented 11% of our sales by value.

Our Competitive Strengths as a Group

Leading Brand Portfolio in Poland, Russia and Hungary—In Poland, Russia and Hungary, we have a leading portfolio of domestic vodkas covering all key segments. In addition to our domestic vodka portfolio we have a complementary import portfolio of leading import wines and spirits. This combined portfolio gives us a distinct advantage in the market by allowing us to provide a full spectrum portfolio of top domestic and import brands.

Depth of market position in Poland—We are a leading producer and importer of alcoholic beverages in Poland. Our portfolio includes top-selling brands that we produce as well as brands that we import on an exclusive basis. Our broad range of products, including our own vodka brands as well as imported wine and spirit brands, allows us to address a wide range of consumer tastes and trends as well as wholesaler needs and provides us with a solid portfolio base. Additionally, we have the scope and ability to bring new products to market in a timely and cost efficient manner to meet the changing desires of our consumers.

Solid platform for further expansion in the fragmented Russian spirits market—In 2011, we were the largest vodka producer in Russia, producing approximately 16.6 million nine-liter cases. Our large portfolio of alcoholic beverages consists of our own brands, including Green Mark, which for 2011 was the top-selling mainstream vodka brand in Russia and the second largest vodka brand by volume in the world, Parliament and Zhuravli, one of the top-selling sub-premium vodka brands in Russia and imported products. These vodka and import brands are supported by a combined sales force of approximately 2,293 people. We believe our combined size and the geographic coverage of our sales force enable us to benefit from the ongoing consolidation in the Russian spirits market. Furthermore, we believe we have the necessary infrastructure to introduce new brands to the market place in the segments where consumer demand is strongest.

Our sales force in Russia includes people allocated to Exclusive Sales Teams, or ESTs. ESTs are employed by wholesalers that carry our vodka products but focus exclusively on the merchandising, marketing and sale of our portfolio. Because spirits advertising is heavily regulated in Russia, we believe that this structure provides us with meaningful marketing benefits as it allows us to maintain direct relationships with retailers and to ensure that our products receive prominent shelf space. Wholesalers who employ our ESTs are solely compensated through a rebate on purchases of our vodka brands. This arrangement enables us to maintain an expansive and exclusive sales force covering almost all regions of Russia with limited associated fixed overhead costs.

Attractive import platform for international spirit companies to market and sell products in Poland, Russia and Hungary —Our existing import platform, under which we are the exclusive importer of numerous brands of spirits and wines into each of our core markets, combined with our sales and marketing organizations in Poland, Russia and Hungary provide us with an opportunity to continue to expand our import portfolio. We believe we are well-positioned to serve the needs of other international spirit companies that wish to sell products in these markets.

Business Strategies

Capitalize on the Russian market consolidation—The Russian vodka market is currently fragmented, and we believe we will be able to take market share from smaller competitors in the near and long-term. We estimate that the top five vodka producers in Russia accounted for estimated 55% of the total market share in 2011 as compared to 26% estimated in 2006. We believe, based on our experience of consolidation trends in Poland, that the combined market share of the top five vodka producers in Russia could increase from 55% to 70-80% in the next five years as the Russian market continues to consolidate. We intend to capitalize on our leading brand position, our breadth of portfolio, our ability to bring new brands to market and our expansive sales and distribution network to expand our market share in Russia.

Develop our portfolio of exclusive import brands—In addition to the development of our own brands, our strategy is to be the leading importer of wines and spirits in the markets where we operate. We have already developed an extensive wine and spirit import portfolio within Poland. In Russia, we intend to capitalize on the well-developed import platform and our sales and marketing strength by developing new import opportunities and capitalizing on the overall growth in imports. We also plan to utilize the platform we have developed in Ukraine for import wine and spirit opportunities.

Continue to focus on sales of our domestic and export brands and exclusive import brands—Within Poland we intend to continue our marketing efforts behind Żubrówka and Żubrówka Biała which we launched in November 2010, with further extensions planned for the Żubrówka family during 2012 and beyond. We will also continue to develop extension for our other vodka brands such as Soplica which was repackaged with new flavors during 2011. We are also in the process of completing an extensive program to develop new packaging and marketing programs for Bols and Absolwent vodka in our core markets. We also plan to introduce flavor extensions of our Soplica and Żubrówka brands.

Develop export opportunities for our vodka brands— We also intend to seek new export opportunities for our vodka brands, such as Żubrówka, Green Mark, Kauffman and Parliament, through new export package launches and product extensions. During 2011 we developed a new export structure within the group to leverage the portfolio strength of our brands to develop further export opportunities.

Recent Developments

Evaluation of Strategic Alternatives; Current Financial Condition

Over the past several months, the management of the Company, in consultation with the Board and with assistance of financial and legal advisors, has been reviewing the Company’s strategic alternatives in light of its upcoming financial obligations, in particular the Company’s 3.00% Convertible Senior Notes due 2013 (2013 Notes). The management of the Company has concluded that cash generated from operations, cash on hand and amounts expected to be available under existing credit facilities will not be sufficient to pay principal on the 2013 Notes, which is due and payable on March 15, 2013. This review has taken on added importance given the challenging market conditions and a difficult operating environment.

The Board and the management of the Company believe that all strategic alternatives should be evaluated, and is not ruling out any transaction that is in the best interests of stockholders. The Company and its advisors are working to develop various alternatives to address the 2013 obligation, including a strategic alliance with several potential investors, including Mr. Roustam Tariko and Russian Standard Corporation, other strategic investments, sale of certain assets, an exchange of the Convertible Notes and issuing equity. In the context of its evaluation of strategic alternatives, the Board continues to consider the letter from Mr. Tariko of Russian Standard Corporation (Russian Standard), dated February 1, 2012 proposing a “strategic alliance” whereby, among other things, Russian Standard would seek to convert a portion of its 3.00% Convertible Senior Notes due 2013 in exchange for common stock of the Company, obtain certain minority rights and board seats, possibly extend a backstop credit facility to the Company and possibly sell certain distribution and other rights to the Company. Although discussions are ongoing, no agreement has been reached. Moreover, there can be no assurance that any transaction or series of transactions will be completed with Russian Standard or any other third party. A failure to pay amounts owed under these convertible notes would constitute a default under those notes and the Company’s 9.125% Senior Secured Notes and 8.875% Senior Secured Notes, each due 2016, and other indebtedness. The Company’s cash flow forecasts include the assumption that certain credit and factoring facilities that are coming due in 2012 will be renewed to manage the working capital needs. Moreover, the Company had a net loss and significant impairment charges in 2011. The Company’s auditors’ report for the year ended December 31, 2011, is unqualified and includes an explanatory paragraph that certain matters raise a substantial doubt about the Company’s ability to continue as a going concern.

For additional information, see also “Risk Factors—Risks Relating to Our Indebtedness—We may not be able to make the required payments upon maturity of our Convertible Senior Notes due March 15, 2013, and our auditors have expressed a view that there is substantial doubt about the Company’s ability to continue as a going concern,” “—Our substantial debt could adversely affect our financial condition or results of operations and prevent us from fulfilling our obligations thereunder” and “—We require a significant amount of cash to service our indebtedness”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Company’s Future Liquidity and Capital Resources”, and Note 1 (Organization and Significant Accounting Policies—Liquidity) to our financial statements included in Item 8 of this annual report on Form 10-K.

Whitehall Group acquisition

On February 7, 2011, the Company entered into a definitive Share Sale and Purchase Agreement and Registration Rights Agreement. Pursuant to these agreements, we received the remainder of the economic and voting interests in the Whitehall Group that previously were not owned by us as well as the global intellectual property rights for the Kauffman Vodka brand. In exchange we paid total consideration of $93.2 million including $17.5 million for the intellectual property rights. The terms of the agreements included a share price indemnity given to Mark Kauffman which was settled in March 2011 through a payment by the Company of $0.7 million in cash and the issuance of 938,501 additional shares. As a result of this transaction, we acquired full voting and economic control of the Whitehall Group. The Whitehall Group is one of the leading importers and distributors of premium wines and spirits in Russia. Kauffman Vodka is one of the leading super-premium vodkas in Russia with a strong presence in top end restaurants and hotels and key accounts, as well as, it is exported to high-end customers in over 25 countries.

Industry Overview

Poland

The total net value of the alcoholic beverage market in Poland (including beer, wine and spirits) was estimated to be approximately $7 to $9 billion in 2011. Total sales value of alcoholic beverages at current prices decreased by approximately 1.3 % from December 2010 to December 2011. We believe that this decrease was due, for the most part, to the continued effects of the world-wide economic crisis. Poland fared better than most countries in the region, but was nevertheless affected. Beer and vodka account for approximately 88% of the value of sales of all alcoholic beverages.

Spirits

We are one of the leading producers of vodka in Poland. We compete primarily with five other major spirit producers in Poland, most of which are privately-owned and the remainder still being state-owned. The spirit market in Poland is dominated by the vodka market. Domestic vodka consumption dominates the Polish spirits market with over 90% market share, as Poland is the fourth largest market in the world for the consumption of vodka and one of the top 25 markets for total alcohol consumption worldwide. The Polish vodka market is divided into four segments based on quality and price (*):

•	Top premium and imported vodkas, with such brands as Finlandia, Absolut, Chopin;

•	Sub-premium segment, with such brands as Bols Vodka, Sobieski, Wyborowa, Smirnoff, Maximusand Palace Vodka;

•

Mainstream segment, with such brands as Absolwent, Batory, Złota Gorzka, Soplica, Żubrówka (traditional), Żubrówka Biała (White Żubrówka), Żołądkowa Gorzka, Krupnik, Luksusowa, Polska, Czysta de Luxe; and

•	Economy segment, with such brands as Starogardzka, Krakowska, Żytniówka, Boss, Niagara, Śląska, 1906, Z Czerwoną Kartką, and Ludowa.

(*) Brands in bold face type are produced by the Company.

We produce vodka in key market segments and have our largest market share in the mainstream and sub-premium segments. Though vodka brands compete against each other from segment to segment, the most competition is found within each segment. As we have a number of top-selling vodka brands in Poland, and have approximately a 24% market share measured by value, we are in a good position to compete effectively in all three segments.

In terms of value, the top premium and imported segment accounts for approximately 3.7% of total sales volume of vodka, while the sub-premium segment accounts for approximately 13.7% of total sales volume. The mainstream segment, which is the largest, now represents 58.7% of total sales volume. Sales in the economy segment currently represent 23.7% of total sales volume.

Wine

The Polish wine market, which grew to an estimated 109 million liters in 2011, is represented primarily by two categories: table wines, which account for 2.1% of the total alcohol market, and sparkling wines, which account for 0.7% of the total alcohol market. As Poland has almost no local wine production, the wine market has traditionally been dominated by imports, with lower priced Bulgarian wines representing the bulk of sales. However, over the last four years, sales of new world wines from regions such as the United States, Chile, Argentina, Australia, New Zeeland and South Africa have seen rapid growth. In 2011, it is estimated that sales of wine from these regions grew by 8.2% in volume. Also in 2011, our exclusive agency brand, Carlo Rossi, continued to be the number one selling wine in Poland by value.

We believe that consumer preference is trending towards higher priced table wines. The best selling wines in Poland previously retailed for under $3 per bottle. Currently, the best selling wines retail in the $4-$7 range.

Beer

Poland is the fourth largest beer market in Europe. Sales of beer remained stable in volume in 2011 but still account for 51% of the total sales value of alcoholic beverages in Poland. Three major international producers, Heineken, SAB Miller and Carlsberg, control 82% of the market through their local brands.

Russia

Russia, with its official production of approximately 940 million liters in 2011, is by far the largest vodka market worldwide. The Russian vodka market is fragmented with, in our estimation, the top five producers having a combined volume market share of approximately 55% in 2011. This number is up from 2006 when the top five producers only had an estimated 26% market share. Further sector consolidation has been ongoing in recent years, with the potential to continue in the near term despite the market being down approximately 9% in 2011.We believe we are well-positioned to participate in the consolidation of the Russian vodka market in 2012 as we have the leading brands by volume and value in the mainstream and sub-premium categories together with a dedicated sales force and ESTs. In addition, the Russian government has put in place very restrictive policies on the advertising of spirits. We believe these policies make it difficult for any competitor to buy market share by out-spending its rivals.

We believe that a key factor that will impact the Russian vodka market will be the continued role of the Russian government in the form of further controls to reduce the black market as well as planned excise tax increases. On one hand the government has continued to develop policies to reduce the number of players who operate in the grey market. This was further evidenced in 2011 through the overall industry re-licensing process which left a number of producers and distributors unable to operate as their licenses were not renewed. We believe a continuation of this policy will be to the benefit of the larger legitimate vodka producers in the market including our Russian operations. At the same time, the government has taken steps to increase excise taxes which in turn will increase the shelf price of vodka in the market. For 2012, two excise tax increases are planned with the first 10% increase having occurred in January 2012 and a second 18% increase scheduled for July of 2012. This is compared to annual average historical increases of 9%-10% during the last five years. We expect that this trend of higher excise will continue for the next 2-3 years.

The Russian spirit market has also been impacted by higher spirit pricing, since the beginning of 2010, spirits prices in the market have increased by 92% which has impacted our production cost by $3.7 million in 2010 and $18.1 million in 2011. As the supply of spirit in Russia is generally controlled by a small number of producers and we purchase spirits primarily from a single source that effectively controls market pricing, we do not expect to see reductions in spirit pricing in the upcoming periods, and we may see further increases in spirit pricing. Additionally, as the majority of the spirit price increase in 2011 took place during the 2nd half of the year, we expect the full year purchasing cost of spirit to be significantly impacted during 2012. We cannot assure you that we will be able to offset the effects of higher spirit prices or excise taxes through price or volume increases or whether the recent declines in the vodka market will impact our ability to do so.

We believe however, that producers who operate in higher priced segments of the markets will have less negative impact as a result of lower consumer demand from higher shelf prices as the excise tax is fixed per liter of spirit and thus the percent increase will impact higher priced brands less. Additionally, as the largest producer of vodka in Russia, we believe we have the purchasing power to obtain the most competitive spirit prices in the market. Therefore although prices may increase we believe that given our purchasing power we will have advantageous spirit pricing vis-à-vis some of our competitors. Our strategy over the last few years in Russia has been focused on the mainstream and sub-premium price points and we believe we have a well-placed vodka portfolio, together with higher priced import brands, to best weather these upcoming challenges.

Spirits

Vodka consumption dominates the Russian spirits market with over 90% market share. The Russian vodka market is generally divided into five segments based on quality and price: premium, sub-premium, mainstream, economy and cheap. In terms of value, the premium segment accounts for approximately 1.5% of total sales volume of vodka, while the sub-premium segment accounts for approximately 9.6% of total sales volume. The mainstream segment now represents 43.8% of total sales volume. Sales in the economy and cheap segment currently represent 45.2% of total sales volume. We believe the economy sector grew vis-à-vis the other sectors in 2011 as a result of the implementation of minimum pricing, as described above.

Vodka represented over 90% of the total Russian spirits market in 2011. The vodka market decreased approximately 3% in 2011 versus 2010, and we believe that the market will continue to see volume declines in the next few years. However as before, we believe the premiumization process should most benefit the mainstream and sub-premium brands, particularly in light of the planned excise tax increases and thus we would expect overall value in the market to grow. We believe we are well-positioned for this with the bestselling brands in both the sub-premium and mainstream sectors. In addition, with our current capacity and relatively little capitalization expense, we plan to introduce new brands to the market to capture sales in any sector that we believe will have the most dynamic growth potential.

The Russian vodka market is quite fragmented, with the top five producers only having an estimated 55% market share in 2011 as compared to an estimated 90% market share in Poland and an estimated 84% market share in the Ukraine. We believe that the Russian market will experience trends similar to those experienced in the Polish market and will continue to see further consolidation of the market as the retail infrastructure further consolidates and develops and the effects of the economic crisis stabilize and diminish. We believe that this consolidation post crisis will increase significantly over the next 3-5 years.

Wine

According to market data, Russia has relatively low wine consumption per capita (about 5.6 liters per year). It is expected to grow at an estimated 3-4% annual growth rate during the period from 2012-2016.

Currently the fastest growing category in the Russian wine market is sparkling wine. In 2011, sparkling wine sales grew 7% by volume and 10% by value terms, according to Euromonitor. Despite the fact that domestic wines prevail on the market, the share of imported higher quality wines has been constantly growing. We believe we can benefit in the future from the growing Russian wine market through the import and distribution of high-value wines and the addition of new wines to our import and distribution portfolio in Russia. Through Whitehall, we import wines from Constellation and Concha y Toro among others.

Ready to Drink (RTD)

The ready to drink (or long drink) market in Russia consists of pre-mixed beverages with 9% or less alcohol content. The key segments of the market are gin-based drinks, alco-energy drinks and fruit-based drinks. Over the last few years, we have focused our portfolio away from lower margin PET packaging into higher margin trendy glass packaging, targeted towards females. Our portfolio includes the gin-based Bravo Classic brand, which accounts for approximately 50% of our long drinks sales volume, and the new higher end brands, Amore and Elle have doubled in volume to greater than 44%. As of year-end 2011, we held a 6.39% market share in the RTD category. We have focused over the last two years on improving the profitability of these products through a combination of more targeted selling and mix improvement. The long drinks business continues to show significant margin and operating profit improvement over prior years.

The Government has implemented changes in the legislation for low alcohol content products affecting the market for RTD’s, including limitations on the package sizes for spirit based RTD’s. We believe we are well positioned to address these changes and where required move to a wine based RTD which will be allowed in prior package sizes. This is evidenced by a number of toll filling contracts we entered into at the end of 2011 for production of other parties’ brands due to the limited number of producers in the market who are positioned to address these regulatory changes.

Hungary

Spirits

The Hungarian spirit market is dominated primarily by bitters and brown spirits. According to trade statistics, the most popular spirit drinks during 2011 were Jägermeister, Royal Vodka, Fütyülos, Kalinka Vodka, Unicom, Metaxa, Ballantines and Johnnie Walker. The current significant trends in the Hungarian spirit market are the overall decrease in total spirit consumption and a pronounced move by the consumer to branded imported spirits. Our Royal Vodka brand is the number one selling vodka in Hungary. In addition, Hungary is the third largest market in the world for sales of our exclusive agency brand, Jägermeister.

We believe that the total size of the spirit market in Hungary is approximately 59 million liters which has declined in 2011 by approximately 7.5%. However, despite the decreasing total sales volume of spirits, we believe that the share of imported spirits, the segment in which we operate, is stable, while the consumption of local spirits is in decline. The increasing share of imported spirits was a result of eliminated custom duty and the improving purchasing power since the European Union accession, as well as the continuous marketing and advertising activities of the imported spirit brands.

The spirit market is split into two major segments in Hungary: local producers and importers. The local producers are primarily dealing with low-cost, mainstream or below, local products, as well as, with premium fruit-based spirits (Palinka). CEDC introduced in 2011 its own Palinka-like brand—Esti Kornel—to participate in this important segment of the market. The import spirit market is more competitive and relatively fragmented. The major players are the market leader Zwack Unicum Zrt (with an interest in both the local and import spirit segment), CEDC as the largest spirit importer, Duna Pro (Bacardi-Martini portfolio), Pernod Ricard Hungary and Heinemann. Our advantage in Hungary is the combination of our wide portfolio which has the number one leading brands in the vodka, bitter and imported brandy categories, and our experienced sales and marketing team which offers premium service and builds strong brand equities.

Operations by Country

Poland

We are one of the leading producers of vodka by value and volume in Poland. We own two production sites in Poland one in Oborniki and one in Białystok. In the Oborniki distillery, we produce the Bols and Soplica vodka brands, among other spirit brands. In Białystok we produce Absolwent and Żubrówka which have been two of the leading vodkas in Poland. Absolwent and Soplica have consistently been two of the top ten mainstream selling vodkas in Poland. Żubrówka is also exported out of Poland to many markets around the world, including the United States, England, Japan and also France, where in 2011 it was the number one imported premium vodka by volume. In addition to the Absolwent and Żubrówka brands, in Białystok we produces the Żubrówka Biała brand which showed significant growth in 2011 and had a market share of 5.7% at the end of 2011.

We are the leading importer of spirits, wine and beer in Poland. We currently import on an exclusive basis approximately 40 leading brands of spirits, wine from over 30 producers and 2 brands of beer.

Brands

We sold approximately 10.7 million nine-liter cases of vodka, wine and spirits through our Polish business in 2011 including both our own produced vodka brands as well as our exclusive agency import brands.

Our mainstream vodkas are represented by the Absolwent, Soplica, Żubrówka and Żubrówka Biała brands among others. Of our brands, in 2011 Żubrówka Biała was the top selling brand with over 2.6 nine-liter cases sold in 2011 together with Absolwent being one of the top-selling brands in Poland for over 8 years with sales of over 1.7 million nine-liter cases in 2011. Soplica clear and flavor has been a fixture in the mainstream category over the last several years, and we plan to introduce additional flavor extensions in 2012, which we expect will further enhance this position. Our Żubrówka brand is the second best selling flavored and colored vodka in Poland and is exported to markets around the world. In 2011, we sold approximately 191 thousand nine-liter cases of Żubrówka outside of Poland. As mentioned above Żubrówka Biała, which has sold extremely well since its launch in November 2010, and has captured significantly more market share than management had anticipated. We look for Żubrówka Biała to continue to sell well in 2012.

Bols vodka continues to be our best-selling premium vodka both in Poland and Hungary. In Poland we own and produce the top selling vodka in Hungary, Royal Vodka, which we distribute through our subsidiary Bols Hungary.

Import Portfolio

We have exclusive rights to import and distribute approximately 70 leading brands of spirits, wine and beer into Poland and distribute these products throughout the country. We also provide marketing support to the suppliers who have entrusted us with their brands.

Our exclusive import brands in Poland include the following:

LIQUEURS	WHITE SPIRITS	BROWN SPIRITS	VERMOUTH & BITTERS	WINE & CHAMPAGNES	BEER	NON ALCOHOLIC

Sambuca	Patron Tequila	Jim Beam	Cinzano	Sutter Home	Budweiser-	Evian

Amaretto Florence	Tequila Sierra	Camus	Campari	Miguel Torres	Budvar

Amaretto Venice	Cana Rio Cachaca	Remy Martin	Jaegermeister	Concha y Toro	Corona

Cointreau	Gin Finsbury	Metaxa		Gallo

Passoa	Nostalgia Ouzo	Torres		Carlo Rossi

Bols Liqueurs	Grappa Primavera	Teacher’s		B. P. Rothschild

	Tequila Sauza	Old		Frescobaldi

	Rum Old Pascas	Smuggler		Codorniu

	Gin Hendricks	Grant’s		Piper Heidsieck

		Glenfiddich		Penfolds

		Balvenie		Trivente

		Tullamore Dew		Rosemount

Trinity Oaks

Terra d’oro

M.Chapoutier

BoireManoux

Faustino

J.Moreau & Fils

Kressmann

Laroche

The following table illustrates the breakdown of our sales in Poland in the twelve months ended December 31, 2011, 2010 and 2009:

Volume Sales Mix by Product Category	2011	2010	2009
Domestic Vodka	75%	73%	75%
Vodka Export	5%	3%	2%
Imports Beer	5%	7%	2%
Wine	10%	8%	13%
Spirits other than vodka	3%	5%	2%
Other	2%	4%	6%

Total	100%	100%	100%

Export activities

We have a number of Polish and Russian brands that we believe have export potential. In the 2nd half of 2011, we restructured our export operations to create one business unit offering a portfolio of Polish and Russian brands for export markets. We believe that this focus together with a strong core export portfolio will allow us to increase sales of our exports over the upcoming years.

During 2011, our core export brand from Poland, Żubrówka, which was primarily exported to the United Kingdom, France, Japan and the United States, was also introduced to the Ukrainian market.

We are continuing to develop our third party private label export business in which we produce vodka to be sold under labels other than our own. Customers range from major retail chains in Europe to premium brand owners in the United States. For example, we currently produce Ultimat vodka (an ultra-luxury vodka sold primarily in the United States) for Patron as well as other similar agreements.

Employees

As of December 31, 2011, we employed 885 individuals in Poland.

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

Trademarks

With the acquisitions of Polish distilleries, we became the owners of vodka brand trademarks. The major trademarks we have acquired are: the Bols vodka brand (we have a perpetual, exclusive, royalty-free and sub-licensable trademark agreement for Poland, Russia and Hungary), the Soplica brand, Absolwent and Żubrówka brands. We also have the trademark for Royal Vodka which is produced in Poland and which we currently sell in Hungary through our Bols Hungary subsidiary. See “Risk Factors—We may not be able to protect our intellectual property rights.”

Russia

We are the leading integrated spirits beverages business in Russia with an approximate 15.1% market share by volume in vodka production. We produce Green Mark, the number one selling vodka in Russia and as well as the leading sub-premium vodkas in Russia, Parliament and Zhuravli. In 2011 we introduced new brands to the Russian market Talka, Sotka and Silver Blend. We also produce Yamskaya, an economy vodka in Russia, and premixed alcohol drinks (or long drinks).

The hypermarkets and large retail chains are expanding throughout Russia with different sized formatted stores, which are expected to better cover and penetrate those areas outside of the major cities of Russia. As we have central agreements in place with these hypermarkets and large retail chains, as well as a large trademark budget for spirits in Russia and the leverage it brings, we expect to benefit from this expansion.

We also own Whitehall, which holds the exclusive rights to the import of such leading premium wine and spirit brands as Concha y Toro, Paul Masson, Robert Mondavi, DeKuyper, Jose Cuervo and Label 5. In addition to these import activities, Whitehall has distribution centers in Moscow, Saint Petersburg, and Rostov as well as a wine and spirits retail network located in Moscow.

Brands

We produced and sold approximately 16.6 million nine-liter cases of vodka through our Russian business in 2011 in the main vodka segments in Russia: premium, sub-premium, mainstream, economy and cheap. In addition we produced and sold approximately 2.8 million nine-liter cases of long drinks.

In the mainstream segment we produce Green Mark, the number one selling brand in Russia, as well as Zhuravli and Parliament which are among the leading sub-premium brands. In the first half of 2008, we introduced Yamskaya, which is among the leading economy vodkas in Russia. In the second half of 2009, we introduced Gerbovaya and Urozhay, both lower mainstream brands. In October of 2010, we introduced Black Sail brandy in 3, 4 and 5 star versions. In 2011 we introduced three new brands to the Russian market Talka, Sotka and Silver Blend.

Import Portfolio

We are one of the leading importers of wine and spirits in Russia. Whitehall, our main import company, has exclusive rights to import and distribute a number of brands of spirits and wines into Russia. Through Whitehall, we have one of the leading platforms for importing and distributing faster growing imported brown spirits and wines in Russia. Exclusively imported brands include the following:

SPIRITS	WINES
Cortel Brandy	Concha y Toro
DeKuyper	Hardy’s
Great Valley	Robert Mondavi
Jose Cuervo	Paul Masson
Label 5	Nobilo
Trivento
PascualToso
Janneau
Kumala&Flagstone
Pere Magloire

Export activities

We are the leading exporter of vodka in Russia with our key export markets of the Ukraine (where we have set up our own import and distribution company), the Baltics and other CIS countries. In January 2012 CEDC has signed an exclusive distribution agreement with First Drinks Brands, part of William Grant & Sons, on distribution of Green Mark, Żubrówka and Kauffman Vodka in the United Kingdom. The agreement will strengthen presence of CEDC brands in the UK market, as First Drinks Brands is the leading distributor on the market, with expertise in development of premium spirit brands, cooperating with both of trade and on trade segment.

Sales Organization and Distribution

In Russia, we have a strong sales team that sells directly to the key retail accounts and primarily relies on third-party distribution through wholesalers to reach the small to medium sized outlets. For sales of our vodka brands we also have ESTs that were introduced in 2006. We staff ESTs that currently cover the majority of Russia. The mission of these teams is to maintain direct relationships with retailers and ensure that the Company’s products are properly positioned on the shelf. Members of ESTs are generally on the distributors’ payrolls, which are indirectly remunerated by us via discounts granted to distributors. ESTs exclusively deal with our vodka products and currently control deliveries to approximately 69,000 points-of-sale (which is about 57% of all points-of-sale in Russia).

The following table illustrates the breakdown of our sales in Russia:

Volume Sales Mix by Product Category	2011	2010
Vodka domestic	68.0%	78.0%
Vodka export	11.0%	7.0%
Ready to drink products	14.0%	15.0%
Wine and spirits other than vodka	7.0%	0.0%

Total	100%	100%

Employees

As of December 31, 2011 we directly employed 3,556 individuals in Russia.

Trademarks

With the acquisition of Parliament and Russian Alcohol we became the owners of vodka brand trademarks in Russia. The main trademarks we have are Parliament, Green Mark and Zhuravli vodka brands. We also have trademarks with other brands we own in Russia. See “Risk Factors—We may not be able to protect our intellectual property rights.”

Hungary

Brands

In July of 2006, we acquired the trademark for Royal Vodka, which we produce in Poland and which we currently sell in Hungary through our Bols Hungary subsidiary. Royal Vodka is the number one selling vodka in Hungary with market share of approximately 53%.

Our exclusive import brands in Hungary include the following:

CEDC BRANDS	VERMOUTH and BITTERS	LIQUEURS	WHITE SPIRITS	BROWN SPIRITS

Bols Vodka	Campari	Jaegermeister	Jose Cuervo	Remy Martin

Żubrówka	Cinzano	Bols Liqueurs	Calvados Boulard	Metaxa

Royal Vodka		Cointreau		St Remy

		Carolans		Grant’s

		Galliano		Glenfiddich

		Irish Mist		Tullamore Dew

Old Smuggler

Sales Organization and Distribution

In Hungary, we employ approximately 23 sales people who cover primarily on-trade and key account customers throughout the country.

Employees

As of December 31, 2011, we employed 50 employees in Hungary including 48 persons employed on a full time basis.

Sources and Availability of Raw Materials for Spirits that We Produce

The principal components in the production of our distilled spirits are products of agricultural origin, such as rectified spirit, as well as flavorings, such as bison grass for Żubrówka, and packaging materials, such as bottles, labels, caps and cardboard boxes. We purchase raw materials by contractual arrangement and through purchases on the open market. Agreements with the suppliers of these raw materials are generally negotiated with indefinite terms, subject to each party’s right of termination upon six months’ prior written notice. Prices for these raw materials excluding spirits are negotiated on average every year. Spirit prices are influenced by underlying grain price trends which can fluctuate quickly and therefore tend to be purchased on short term or spot rate agreements.

We have several suppliers for each raw material in order to minimize the effect on our business if a supplier terminates its agreement with us or if disruption in the supply of raw materials occurs for any other reason. We have not experienced difficulty in satisfying our requirements with respect to any of the products needed for our spirit production and consider our sources of supply to be adequate at the present time. We do not believe that we are dependent on any one supplier in our production activities. In certain instances, primarily spirit in Russia, we purchase raw materials primarily from a single source which increases our risks for price increases and supply disruptions. See “Risk Factors – Reliance on single source suppliers could have a material adverse effect on our business and our financial results”.

Government Regulations

Alcohol and spirit markets are subject to extensive government regulations in Poland and Russia. We are subject to a range of regulations in the countries in which we operate including laws and regulations on the environment, trademark and brand registration, packaging and labeling, distribution methods and relationships, pricing and price changes, sales promotions and public relations. As explained below in “Risk Factors,” we may be required to obtain permits and licenses to operate our facilities. We are also subject to rules and regulations relating to changes in officers or directors, ownership or control.

As discussed earlier, on January 1, 2012, the Russian government increased excise taxes for spirits from 231 Ruble per liter of 100% spirit to 254 Ruble per liter of 100% spirit, a 10% increase. It is further expected that this will increase to 300 Ruble per liter of 100% spirit on July 1, 2012, representing a total increase of 29.8% in excise during the year. This excise tax increase increased has also been matched by other government’s regulations imposed to curb the black market for spirits in Russia. Actions included the changing of the payment structure for excise taxes as well as requiring a bank guarantee for the excise value when purchasing spirits.

The RTD business is also impacted in 2012 by changes in the Russian government regulation which restrict the package sizes that spirit based RTD can be sold in. As such, the Company plans to move to a wine based formulation for the majority of the RTD products which will be allowed to be sold in existing packaging formats.

We believe we are in material compliance with all applicable governmental laws and regulations in the countries in which we operate and expect all material governmental permits and consents to be renewed by the relevant governmental authorities upon expiration. We believe that the administration and compliance costs with the applicable laws and regulations, and our liability thereunder, do not and are not expected to have a material adverse impact on our financial condition, results of operations or cash flows.

Alcohol Advertising Restrictions

Polish and Russian regulations do not allow any form of “above-the-line advertising and promotion”, which is an advertising technique that is conventional in nature and impersonal to customers, using current traditional media such as television, newspapers, magazines, radio, outdoor, and internet mass media for alcoholic beverages with greater than 18% alcohol content.

We believe we are in material compliance with the government regulations regarding above-the-line advertising and promotion and we have not been notified of any violation of these regulations.

Environmental Matters

We are subject to a variety of laws and regulations relating to land use and environmental protection, including the Polish Environmental Protection Law of April 27, 2001 (Dz.U. 2006. 129.902, as amended), the Polish Waste Law of April 27, 2001 (Dz.U. 2001. 62.628 as amended), the Polish Water Management Law of April 18, 2001 (Dz.U.2005.239. 2019, as amended) and the Polish Act on Entrepreneurs’ obligations regarding the management of some types of waste and product charges of May 11, 2001 (Dz.U. 2001.63.639, as amended). We are not required to receive an integrated permit to operate our Białystok and Oborniki production plants. However, we receive certain permits for the economic use of the environment, including water permits, permits for production and storage of waste and permits for discharge of pollutants into the atmosphere. In addition, we have entered into certain agreements related to the servicing and disposal of our waste, including raw materials and products unsuitable for consumption or processing, paper, plastic, metal, glass and cardboard packaging, filtration materials (used water filter refills), used computer parts, unsegregated (mixed) residential waste, damaged thermometers and alcoholmeters, used engine and transmission oils, batteries and other waste containing hazardous substances. In addition, we pay required environmental taxes and charges related primarily to packaging materials and fuel consumption and we believe we are in material compliance with our regulatory requirements in this regard. While we may be subject to possible costs, such as clean-up costs, fines and third-party claims for property damage or personal injury due to violations of or liabilities under environmental laws and regulations, we believe we are in material compliance with applicable requirements and are not aware of any material breaches of said laws and regulations.

Corporate Operations and Other

The Corporate Operations and Other division includes traditional corporate-related items including executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal and public relations.

Taxes

We operate in the following tax jurisdictions: the United States, Poland, Hungary, Russia, Ukraine, Cyprus and Luxembourg. In Poland, Russia, Hungary and Ukraine we are primarily subject to value added tax (VAT), corporate income tax, payroll taxes, excise taxes and import duties. In the United States we are primarily subject to federal and New Jersey state income taxes, Delaware franchise tax and local municipal taxes. We believe we are in material compliance with all relevant tax regulations.

Excise taxes comprise significant portions of the price of alcohol and their calculations differ by country. In Poland and Russia, where our production takes place, the value of excise tax rates for 2011 amounted to PLN 49.6 ($14.51) and RUB 231 ($7.17) per liter of 100% alcohol.

Research and Development

We do not have a separate research and development unit, as new product developments are primarily performed by our marketing and production department. Our activity in this field is generally related to development of new brands as well as improvements in packaging and extensions to our existing brand portfolio or revised production processes leading to improved taste.

Available Information

We maintain a website at http://www.cedc.com. Please note that our Internet address is included in this annual report as an inactive textual reference only. The information contained on our website is not incorporated by reference into this annual report and should not be considered part of this report.

We file annual, quarterly and current reports, proxy statements and other information with the SEC. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and most of our other SEC filings available free of charge through our website as soon as reasonably practicable after we electronically file these materials with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C.20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. These filings are also available to the public at the SEC’s website at http://www.sec.gov. In addition, we provide paper copies of our SEC filings free of charge upon request. Please contact the Corporate Secretary of the Company at 1-856-273-6980 or at our address set forth on the cover page of this annual report.

We have adopted a code of ethics applicable to all of our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer (who is also our Principal Accounting Officer). The code of ethics is publicly available on the investor relations page of our website at http://www.cedc.com. We intend to disclose any amendment to, or waiver from, any provision in our code of ethics that applies to our Chief Executive Officer and Chief Financial Officer by posting such information in the investor relations section of our website and in any required SEC filings.

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

In Russia, hypermarket and large retail chains continue to grow their share of the trade. Traditional trade outlets typically provide us with higher margins from sales as compared to hypermarkets and large retail chains. There is a risk that the expansion of hypermarkets and large retail chains will continue to occur in the future, thus reducing the margins that we may derive from sales to wholesalers that primarily serve the traditional trade. Additionally as our discount structure is a percent of our sales price to the customers as our prices increase to offset higher excise taxes the amount of rebate paid to our customers may continue to grow greater than what we can recover from the price increase if we cannot get the full price increase in place to offset this.

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

Our results of operations are affected by the overall economic trends in Poland, Russia, Hungary and Ukraine, the level of consumer spending, the rate of taxes levied on alcoholic beverages and consumer confidence in future economic conditions. The current negative economic conditions and outlook, including volatility in energy costs, severely diminished liquidity and credit availability, falling equity market values, weakened consumer confidence, falling consumer demand, declining real wages and increased unemployment rates, have contributed to a global recession. The effects of the global recession in many countries, including Poland, Russia, Hungary and Ukraine have been quite severe and it is possible that an economic recovery in those countries will take longer to develop.

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

Prices for raw materials used for vodka production may take place in the future, and our inability to pass on these increases to our customers could reduce our margins and profits and have a material adverse effect on our business. We cannot assure you that the price of raw spirits will not continue to increase and cannot assure you that we will not lose the ability to maintain our inventory of raw spirits, either of which would have a material adverse effect on our financial condition and results of operations, as we may not be able to pass this cost on to the consumers. Over the last two years spirit prices have increased annually on average by 35% in Poland and 41% in Russia resulting in approximately $26.0 million of higher annual cost of goods sold.

Reliance on single source suppliers could have a material adverse effect on our business and our financial results.

In Russia, because we purchase spirits primarily from a single source that effectively controls pricing on the market, we have increased risks for supply disruptions and price increases. If we experience supply disruptions, we may not be able to develop alternative sourcing in a timely manner. Any disruption of our production schedule caused by a shortage of raw materials could adversely affect our business. If raw material suppliers increase prices, we may not be able to find an economically feasible alternative. Any increased cost caused by an increase in raw materials could adversely affect our financial results.

If we are not able to hire and retain managers with the experience we need to run our businesses, it could have a material adverse effect on our financial condition and results of operations.

We have a management team that is limited in size, and in the event our financial condition does not improve or we default on our indebtedness, we may not have sufficient expertise or depth to address the issues that may arise in a timely matter or at all. In addition, we are seeking to fill important management vacancies in our Russian operations and we cannot assure you that we will be able to hire and retain managers and executives with the requisite experience and skills. Our inability to retain key management or fill important management vacancies, or to possess or obtain the requisite depth and experience necessary to confront the challenges we may face, would have a material adverse effect on our financial condition and our ability to run our business and execute our business plan.

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

The impact of translation of our notes could have a material adverse effect on our reported earnings. The table below summarizes the pre-tax impact of a one percent movement in each of the exchange rates which could result in a significant impact in the results of our operations as of December 31, 2011.

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $556 million	$5.6 million gain/loss

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

We operate in an industry where performance is affected by the weather. Extreme changes in weather conditions may result in lower consumption of vodka and other alcoholic beverages. In particular, unusually cold spells in winter or high temperatures in the summer can result in temporary shifts in customer preferences and impact demand for the alcoholic beverages we produce and distribute. Similar weather conditions in the future may have a material adverse effect on our sales which could affect our business, financial condition and results of operations. In addition, inclement weather may affect the availability of grain used to produce raw spirit, which could result in a rise in raw spirit pricing that could negatively affect margins and sales.

We are subject to extensive government regulation and are required to obtain and renew various permits and licenses; changes in or violations of laws or regulations or failure to obtain or renew permits and licenses could materially adversely affect our business and profitability.

Our business of producing, importing and distributing alcoholic beverages in Poland and Hungary is subject to regulation by national and local governmental agencies and European Union authorities. In addition, our business in Russia is subject to extensive regulation by Russian authorities. These regulations and laws address such matters as licensing and permit requirements, regarding the production, storage and import of alcoholic products; competition and anti-trust matters; trade and pricing practices; taxes; distribution methods and relationships; required labeling and packaging; advertising; sales promotion; and relations with wholesalers and retailers. Loss of production capacity due to regulatory issues can negatively affect our sales and increase our operating costs as we attempt to increase production at other facilities during that time to offset the lost production. It is possible that we could have similar issues in the future that will adversely impact our sales and operating costs. Additionally, new or revised regulations or requirements or increases in excise taxes, customs duties, income taxes, or sales taxes could materially adversely affect our business, financial condition and results of operations.

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

We own and license trademarks (for, among other things, our product names and packaging) and other intellectual property rights that are important to our business and competitive position, and we endeavor to protect them. However, we cannot assure you that the steps we have taken or will take will be sufficient to protect our intellectual property rights or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, we cannot assure you that third parties will not infringe on or misappropriate our rights, imitate our products, or assert rights in, or ownership of, trademarks and other intellectual property rights of ours or in marks that are similar to ours or marks that we license and/or market. In some cases, there may be trademark owners who have prior rights to our marks or to similar marks. Moreover, Russia generally offers less intellectual property protection than in Western Europe or North America. We are currently involved in opposition and cancellation proceedings with respect to trademarks similar to some of our brands and other proceedings, both in the Poland and elsewhere. If we are unable to protect our intellectual property rights against infringement or misappropriation, or if others assert rights in or seek to invalidate our intellectual property rights, this could materially harm our future financial results and our ability to develop our business.

We have incurred, and may in the future incur, impairment charges on our other trademarks and goodwill

At December 31, 2011, the Company had goodwill and other intangible assets of $1,130.5 million which constituted 55% of our total assets. While we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that future impairment charges will not be required if the expected cash flow estimates as projected by management do not occur, especially if an economic recession occurs and continues for a lengthy period or becomes severe, or if acquisitions made by the Company fail to achieve expected returns. We have incurred impairment charges in 2011 and each of the preceding two years. Additional impairment charges related to our goodwill and other intangible assets could have a material adverse effect on our financial position and results of operations.

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

We have acquired businesses in Russia and have experienced some of these risks, including difficulties in obtaining relevant financial information, hiring and retaining key management, and incurring significant losses and impairment charges. We cannot assure you that we will not experience the same or similar issues in the future.

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

The Company and certain of its officers and directors were named as parties in a class action lawsuit which could be costly, protracted and divert management’s attention, and harm our business.

On October 24, 2011, a class action complaint titled Steamfitters Local 449 Pension Fund vs. Central European Distribution Corporation, et al., was filed in the United States District Court, District of New Jersey on behalf of a putative class of all purchasers of our common stock from August 5, 2010 through February 28, 2011 against us and certain of our officers. The complaint seeks unspecified money damages and alleges violations of federal securities law in connection with alleged materially false and misleading statements and/or omissions regarding our business, financial results and prospects in our public statements and public filings with the U.S. Securities & Exchange Commission for the second and third quarters of 2010, relating to declines in our vodka portfolio, our need to take an impairment charge relating to the deterioration in fair value of certain of our brands in Poland and negative financial results from the launch of Żubrówka Biała, a new vodka product. Subsequent to the above complaint, a second, substantially identical class action complaint titled Tim Schuler v. Central European Distribution Corporation, et al., was filed in the same court. Motions to consolidate the two cases and for the appointment of lead plaintiff and lead counsel have been filed and are awaiting decision. As a result, no response to the complaints has yet been filed. The Company intends to mount a vigorous defense to the claims asserted.

On November 11, 2011, a purported shareholder derivative action, titled Ying Yeung v. William V. Carey, et al., was filed in the United States District Court, District of New Jersey against the current members of our board of directors (and against the

Company as the nominal defendant), seeking unspecified damages on behalf of the Company. A second, substantially identical shareholder derivative complaint, titled Russell Partch v. William V. Carey, et al., was subsequently filed in the same court. Plaintiff alleges that our directors breached their fiduciary duties of care, good faith and loyalty to the Company by failing to establish and maintain adequate internal controls and by failing to exercise proper oversight over management, which would have prevented the Company from disseminating the allegedly false and misleading statements to shareholders that are the subject of the securities class action litigation described above. The derivative actions are at a very preliminary stage, and no response to the complaints has yet been filed.

Although we believe the allegations in the class and derivative complaints are without merit, these types of lawsuits can be protracted, time-consuming, distracting to management and expensive and, whether or not the claims are ultimately successful, could ultimately have an adverse effect on our business.

Our results are linked to economic conditions and shifts in consumer preferences, including a reduction in the consumption of alcoholic beverages, could have an adverse effect on our financial performance.

Our results of operations are affected by the overall economic trends in Poland, Russia, Hungary and other regions in which we operate and sell our products, including the level of consumer spending, the rate of taxes levied on alcoholic beverages and consumer confidence in future economic conditions. The current market environment including consumer trends, raw spirit price increases, excise increase, volatility in energy costs, diminished liquidity and credit availability, weakened consumer confidence and falling consumer demand, have contributed to lower levels of consumer spending, including consumption of alcoholic beverages. The effects of the global recession in many countries, including Russia and Hungary, have been quite severe, and it is possible that an economic recovery in those countries, and a related increase in consumer spending, will take longer to develop. While Poland’s GDP has increased in each of the last two years and is forecasted to grow again in 2012, the Polish economy as well as the global economy continues to be volatile and forecasted growth in Poland may fail to materialize.

During the current period of volatility, reduced consumer confidence and spending may result in continued reduced demand for our products and may limit our ability to increase prices and finance marketing and promotional activities. These factors could have an adverse effect on our results of operations. For example, the Company continued to observe an overall market environment of declining vodka consumption and significant price sensitivities in its core markets of Poland and Russia. Additionally the Company experienced other key changes in market conditions, including changing of sales channel and product mix and market disruptions from relicensing in Russia. As such the Company updated its goodwill impairment testing during the third quarter and fourth quarter of 2011 and took a charge of $930.1 million for goodwill impairment in Poland and Russia for the year. We also experienced the related underperformance of certain brands in Poland, primarily Bols Vodka, due to among other factors the movement of consumer purchasing from the sub-premium sector, where Bols Vodka is the leading brand, to the mainstream sector. As a result, the Company also took an impairment charge for certain Polish and Russian trademarks during the third quarter of 2011 of $127.7 million. Also for example, due to the continued lower performance of certain brands as compared to our expectations in 2010, primarily Absolwent and Bols, we determined that the fair value of the trademarks related to these brands had deteriorated and recorded an impairment charge of $131.8 million during the fourth quarter of 2010 that included an impairment to the carrying values of our trademarks related predominantly to the Absolwent and Bols brand in Poland and an impairment charge of $20.3 million for the twelve months ended December 31, 2009 related to the Bols brand in Poland. We cannot assure you that we will not recognize further asset impairments or experience declines in our financial performance in connection with continued market instability. A continued recessionary environment would likely make it more difficult to forecast operating results and to make decisions about future investments, and a major shift in consumer preferences or a large reduction in sales of alcoholic beverages could have a material adverse effect on our business, financial condition and results of operations.

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

Continued significant increases in excise tax in Russia may either reduce overall demand for vodka and/or reduce our margins

In January 2012, excise taxes in Russia were increased by 10%. Excise taxes are scheduled to be increased by an additional 18% in July 2012. Excise tax increases require us to raise prices which could in turn reduce demand for our products as price-sensitive consumers shift to lower cost products. In addition, because our rebates to customers are based on a percentage of gross sales revenue, an increase in excise tax without a corresponding price increase will negatively impact our gross margins.

We have identified material weaknesses in our internal controls over financial reporting.

As a result of management’s recently completed assessment of our internal control over financial reporting as of December 31, 2011, management concluded that there were two material weaknesses in our internal control over financial reporting, which give rise to a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we have identified two material weaknesses, we believe that our consolidated audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States. While we will take action to remediate our identified material weaknesses, the decentralized nature of our operations and the manual nature of many of our controls increases our risk of control deficiencies. No evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within our company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments. We may in the future identify material weaknesses or significant deficiencies in connection with our internal controls over financial reporting. Any future material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements. Moreover, any future disclosures of additional material weaknesses, or errors as a result of those weaknesses, could result in a negative reaction in the financial markets if there is a loss of confidence in the reliability of our financial reporting. Management continues to devote significant time and attention to improving our internal controls, and we will continue to incur costs associated with implementing appropriate processes, which could include fees for additional audit and consulting services, which could negatively affect our financial condition and operating results.

Risks Relating to Our Indebtedness

We may not be able to make the required payments upon maturity of our Convertible Senior Notes due March 15, 2013, and our auditors have expressed a view that there is substantial doubt about the Company’s ability to continue as a going concern.

Our Convertible Senior Notes are due and payable on March 15, 2013. Our current cash on hand, estimated expected cash from operations and amounts available under our existing credit facilities will not be sufficient to make the required payments upon maturity of our Convertible Senior Notes and we may default on the Convertible Senior Notes. The Company’s cash flow forecasts include the assumption that certain credit and factoring facilities that are coming due in 2012 will be renewed to manage the working capital needs. Moreover, the Company had a net loss and significant impairment charges in 2011. As a result of these conditions, the Company’s auditors’ report for the year ended December 31, 2011, included herein, expresses substantial doubt about the Company’s ability to continue as a going concern.

Further, the Company may not be able to raise finance in the capital markets to repay principal on its 2013 Notes. A failure to pay amounts owed under these convertible notes would constitute a default under those notes and the Company’s 9.125% Senior Secured Notes and 8.875% Senior Secured Notes, each due 2016, and other indebtedness.

The Company is evaluating several plans to handle this issue to repay the Convertible Senior Notes; however, we can provide no assurance as to whether or on what terms we would be able to consummate any such plans, or as to whether additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. Any future financings we may seek through equity investments may be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, warrants or other convertible features, which will have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs.

If we are not successful in our plans to mitigate the risk of default under our indebtedness, we could be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse effect on our business. If we are not successful in consummating such plans, we may determine that it is necessary or appropriate to seek protection under U.S. federal or other bankruptcy laws. Seeking relief under bankruptcy laws, even if we are able to emerge from bankruptcy protection, which is not certain, could have a material adverse effect on the Company’s relationships with its existing and potential customers, employers, vendors and others. Local insolvency laws may be unpredictable in their application to a global company such as ours and we can give no assurance that the results of an insolvency, restructuring or liquidation proceeding in any relevant jurisdiction would be similar to the expected results in a proceeding conducted in a U.S. federal bankruptcy court. Further, if we are unable to successfully implement a plan of reorganization, we could be forced to liquidate our assets.

Our financial statements, which have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we are unable to continue planned business operations. If we are unable to continue as a going concern, it would have a material adverse effect on the value of an investment in the Company.

We require a significant amount of cash to service our indebtedness.

Our ability to make payments on or repay our indebtedness will depend on our future operating performance and ability to generate sufficient cash. This depends, to some extent, on general economic, financial, competitive, market, legislative, regulatory and other factors discussed in these “Risk factors,” many of which are beyond our control. We cannot assure you that our business will generate sufficient cash flows from operating activities, or that future debt and equity financing will be available to us in an amount sufficient to enable us to pay our debts when due or to fund our other financing needs. As we disclose above and elsewhere in this annual report on Form 10-K, the Company’s current cash on hand, estimated cash from operations and available credit facilities will not be sufficient to repay the Convertible Senior Notes when they become due on March 15, 2013, and our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern.

If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to:

•	reduce or delay our business activities and capital expenditures;

•	sell assets;

•	obtain additional debt or equity capital; or

•	restructure or refinance all or a portion of our debt, including our notes, on or before maturity or seek protection under U.S. federal or other bankruptcy laws.

The above factors all contain an inherent execution risk. In addition, the terms of the indentures governing our notes limit our ability to pursue any of these alternatives. If we obtain additional debt financing, the related risks we now face would intensify.

Furthermore, significant changes in market liquidity conditions resulting in a tightening in the credit markets and a reduction in the availability of debt and equity capital have adversely impacted our access to funding and the cost thereof, which could materially and adversely affect our ability to obtain and manage liquidity, to obtain additional capital and to restructure or refinance any of our existing debt.

Our substantial debt could adversely affect our financial condition or results of operations and prevent us from fulfilling our obligations thereunder.

We are highly leveraged and have significant debt service obligations. As of December 31, 2011 our indebtedness under our notes, other credit facilities and capital leases amounted to approximately $1,324.8 million. Our indebtedness includes Convertible

Senior Notes in the aggregate amount of $310 million that become due on March 15, 2013 and Senior Secured Notes in the aggregate amounts of $380 million and €430 million that become due in 2016.

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

We may incur additional debt in the future. The terms of the indentures governing our notes restrict our ability to incur, but will not prohibit us from incurring, additional debt. If we were to incur additional debt, the related risks we now face could become greater.

A significant portion of our indebtedness, including our Senior Secured Notes due 2016, is secured by assets of the Company and its subsidiaries. Substantially all of our operating assets are located in Poland, Hungary and Russia. In addition, our subsidiaries are organized under the laws of Poland, Hungary, Russia, Cyprus, the Cayman Islands, the Netherlands and Luxembourg. In the event that we are unable to successfully implement our business strategy and, as a result, are unable to continue as a going concern, local insolvency and other laws may be unpredictable in their application to a global company such as ours and the security interests and guarantees granted by us and our subsidiaries, and may restrict our ability to restructure our indebtedness in an orderly fashion or at all. This could materially negatively impact any potential recovery of our creditors and/or shareholders. We can give no assurance that the results of an insolvency, restructuring or liquidation proceeding in any relevant jurisdiction would be similar to the expected results in a proceeding conducted in a U.S. federal bankruptcy court. In addition, there is uncertainty regarding the extent to which a court in one relevant jurisdiction will respect or enforce the insolvency or security-related judgments of a court in another relevant jurisdiction.

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

Covenant restrictions under the indentures governing our notes impose significant limitations on us and may limit our flexibility in operating our business and consequently to make payments on our indebtedness.

The indentures governing our notes contain, and other financing arrangements that we may enter into in the future may contain, covenants that may restrict our ability to finance future operations or capital needs or to take advantage of other business opportunities that may be in our interest. These covenants impose limitations on our ability to, among other things:

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

The sale price for our common stock has varied between a high of $26.25 and a low of $2.75 in the twelve month period ended December 31, 2011. This volatility may affect the price at which you could sell the common stock and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks related to our business” and in the documents we have incorporated by reference into this report; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

Delaware law and provisions in our charter documents may impede or discourage a takeover, which could cause the market price of our shares to decline.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. On September 6, 2011, our board of directors implemented a Shareholder Rights Plan. The Shareholder Rights Plan, the ability of our board of directors to create and issue a new series of preferred stock, and certain provisions of Delaware law and our certificate of incorporation and bylaws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock. See “Description of capital stock.”

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

We are organized under the laws of the State of Delaware of the United States. Therefore, investors are able to effect service of process in the United States upon us and may be able to effect service of process upon our directors and executive officers. We are a holding company, however, and substantially all of our operating assets are located in Poland, Hungary and Russia. Further, most of our directors and executive officers, and those of most of our subsidiaries, are non-residents of the United States, and our assets and the assets of our directors and executive officers are located outside the United States. As a result, you may not be able to enforce against our assets (or those of certain of our directors or executive officers) judgments of United States courts predicated upon the civil liability provisions of United States laws, including federal securities laws of the United States. In addition, awards of punitive damages in actions brought in the United States or elsewhere may not be enforceable in Poland or Russia.

Item 2.	Properties.

Our significant properties can be divided into the following categories:

Production and rectification facilities. Our production facilities in Poland comprise two plants, one in Białystok, one in Oborniki Wielkopolskie. The Białystok facility is located on 78,665 square meters of land which is leased from the government on a perpetual usufruct basis. The production capacity of our plant in Bialystok is approximately 23.2 million liters of 100% alcohol per year and currently, we use approximately 70-75% of its production capacity. In the Białystok distillery we produce Żubrówka Bison Grass, Żubrówka Biała, Absolwent and its taste variations, Batory, Białowieska, Cytrynówka, Czekoladowa, Kompleet Vodka, Liberty Blue, Lider, Ludowa, Nalewka Wiśniowa, Nalewka Miodowa and Palace Vodka, Winiak Białostocki, Winiak Pałacowy, Wódka Imbirowa. The plot on which the Białystok facility is located has been pledged as part of the collateral to our Senior Secured Notes due 2016.

The Oborniki facility is located on 80,519 square meters of which 58,103 square meters are owned by us and 22,416 square meters are leased from the government on a perpetual usufruct basis. In the Oborniki distillery we produce, Bols Vodka and its taste variations, Soplica and its taste variations and Boss, Śląska, Niagara and Royal Vodka. The plot on which the Oborniki facility is located has been pledged as part of the collateral to our Senior Secured Notes due 2016.

Our production facilities in Russia comprise four active plants that we refer to as Topaz, Siberia, Parliament and Bravo Premium and one plant in Tula (“PKZ”) that is inactive.

The Topaz, distiller is the main vodka plant in Russia and is one of the most advanced enterprises in Russia. It is certified to be in compliance with ISO 9001 and HACCP. The factory has ten, modern, hi-tech filling lines, its own rectifying equipment for processing raw spirit, and a unique “stream” processor. The Topaz distillery produces, among others, the Green Mark, Zhuravli, Yamskaya and Kalinov Lug brands. The plant, which was founded in 1995, is located on 65,400 square meters and has a production capacity of over 136 million liters annually. Currently we use about 61% of the plant’s production capacity.

The Siberia facility is a modern vodka plant located in Novosibirsk. Due to the strategic location of the plant the Company is able to obtain transport costs efficiencies in order to serve the eastern part of Russia. The Siberia facility has the ability to produce almost all of the vodka brands in the CEDC portfolio. It is located on 55,000 square meters. The production capacity of the Siberia facility is 114 million liters per year, at the moment its usage is about 30%. The Siberia plant has been pledged as part of the collateral to our Senior Secured Notes due 2016.

The Parliament production plant uses an unique biological milk purification method. Milk, added at a certain stage of production, absorbs all impurities and harmful substances. The milk is then removed in a multistage filtration process, leaving pure vodka of the highest quality. The Parliament plant is located on the area of 25,400 square meters. It has a production capacity of 44 million liters of 100% alcohol annually, currently we use 37% of its capacity. The building is a security for a loan from Grandinvestbank.

The Tula facility was shut down on July 28, 2011 the Company committed to look for a buyer or keep the plant idle as part of the ongoing restructuring process in Russia, in order to optimize efficiency. Starting in August 2011, all production activity has been suspended and all of the employees were terminated. The Company recognized a RUR 221.6 million (approximately $7.4 million) loss, related to the classifications of the assets at the lower of carrying amount or estimated fair value less costs to sell. The Company is currently looking for a buyer of Tula’s assets. In the consolidated balance sheet we present in a separate line fixed assets of Tula as of December 31, 2011 and December 31,2010 of $0.7 million and $8.6 million respectively, as assets held for sale. The Tula facility has been pledged as part of the collateral to our Senior Secured Notes due 2016.

The Bravo Premium distillery was the first in Russia to bottle alcoholic cocktails, beer and non-alcoholic beverages in aluminum cans. The company has been affiliated with Russian Alcohol since 2005 and became part of the CEDC Group in 2008. In recent years Bravo Premium has gone through an intensive modernization of the manufacturing process, purchased new pouring lines, built new plant facilities and expanded its distribution network. Today, Bravo Premium is a premier facility for the production of alcoholic cocktails, with three pouring lines for cans, plastic bottles and glass containers. The factory produces such cocktails as Amore, Elle and Bravo Classic. The factory is certified to be in compliance with ISO 9001. It is located on 12,061 square meters. We use about 30% of its 80 million liters production capacity.

Office, distribution, warehousing and retail facilities. We own three warehousing and distribution sites located in various regions of Poland as well as four retail facilities located in various regions of Poland. In Russia we own properties in the Balashika, Moscow region where the Parliament production site is located, the Mitishi, Moscow region where the Topaz production site is located, Tula where the PKZ production site is located, and Novosibirsk where the Siberian production site is located. In Ukraine we rent one warehouse and one office. During 2011, the PKZ factory was shut down and is now idle as is accounted for as a held for sale asset.

Leased Facilities. Our primary corporate office is located in Warsaw, Poland, and we have a rented corporate office in Budapest, Hungary. In addition we operate over three warehousing and distribution sites and four retail facilities located in various regions of Poland. In Russia we lease over 60 office, warehouse and retail locations primarily related to the RAG and Parliament business. The lease terms expire at various dates and are generally renewable.

Item 3.	Legal Proceedings.

From time to time we are involved in legal proceedings arising in the normal course of our business, including opposition and cancellation proceedings with respect to trademarks similar to some of our brands, and other proceedings, both in the United States and elsewhere. Except as set forth below, we are not currently involved in or aware of any pending or threatened proceedings that we reasonably expect, either individually or in the aggregate, will result in a material adverse effect on our consolidated financial condition or results of operations.

On October 24, 2011, a class action complaint titled Steamfitters Local 449 Pension Fund vs. Central European Distribution Corporation, et al., was filed in the United States District Court, District of New Jersey on behalf of a putative class of all purchasers of our common stock from August 5, 2010 through February 28, 2011 against us and certain of our officers. The complaint seeks unspecified money damages and alleges violations of federal securities law in connection with alleged materially false and misleading statements and/or omissions regarding our business, financial results and prospects in our public statements and public filings with the U.S. Securities & Exchange Commission for the second and third quarters of 2010, relating to declines in our vodka portfolio, our need to take an impairment charge relating to the deterioration in fair value of certain of our brands in Poland and negative financial results from the launch of Żubrówka Biała, a new vodka product. Subsequent to the above complaint, a second, substantially identical class action complaint titled Tim Schuler v. Central European Distribution Corporation, et al., was filed in the same court. Motions to consolidate the two cases and for the appointment of lead plaintiff and lead counsel have been filed and are awaiting decision. As a result, no response to the complaints has yet been filed. The Company intends to mount a vigorous defense to the claims asserted.

On November 11, 2011, a purported shareholder derivative action, titled Ying Yeung v. William V. Carey, et al., was filed in the United States District Court, District of New Jersey against the current members of our board of directors (and against the Company as the nominal defendant), seeking unspecified damages on behalf of the Company. A second, substantially identical shareholder derivative complaint, titled Russell Partch v. William V. Carey, et al., was subsequently filed in the same court. Plaintiff alleges that our directors breached their fiduciary duties of care, good faith and loyalty to the Company by failing to establish and maintain adequate internal controls and by failing to exercise proper oversight over management, which would have prevented the Company from disseminating the allegedly false and misleading statements to shareholders that are the subject of the securities class action litigation described above. The derivative actions are at a very preliminary stage, and no response to the complaints has yet been filed.

Although we believe the allegations in the class and derivative complaints are without merit, these types of lawsuits can be protracted, time-consuming, distracting to management and expensive and, whether or not the claims are ultimately successful, could ultimately have an adverse effect on our business.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

The Company’s common stock has been traded on the NASDAQ National Market, and its successor, the NASDAQ Global Select Market, under the symbol “CEDC” since June 1999. Prior thereto it traded on the NASDAQ Small Cap Market since our initial public offering in July 1998. On September 22, 2008 the Company’s stock was added to the NASDAQ Q-50 Index. The following table sets forth the high and low bid prices for the common stock, as reported on the NASDAQ Global Select Market, for each of the Company’s fiscal quarters in 2010 and 2011. These prices represent inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

	High	Low
2010
First Quarter	$37.73	$28.48
Second Quarter	39.95	21.06
Third Quarter	27.87	20.44
Fourth Quarter	28.08	20.93

2011
First Quarter	$26.25	$10.77
Second Quarter	13.13	10.00
Third Quarter	12.01	5.21
Fourth Quarter	7.50	2.75

On February 23, 2012, the last reported sales price of our common stock was $5.53 per share.

Holders

As of February 16, 2012, there were approximately 13,867 beneficial owners and 57 shareholders of record of common stock.

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

Equity Compensation Plans

The following table provides information with respect to our equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,397,333	$26.34	647,929
Equity Compensation Plans Not Approved by Security Holders	0	0.00	0
Total	1,397,333	$26.34	647,929

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for the periods indicated and should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements, the notes thereto and the other financial data contained in Items 7 and 8 of this report on Form 10-K.

	2007	2008	2009	2010	2011
Statement of Operations data:
Net sales	$398,050	$571,242	$689,414	$711,537	$877,587
Cost of goods sold	254,615	321,274	340,482	383,671	538,218

Gross profit	143,435	249,968	348,932	327,866	339,369
Sales, general and administrative expenses	62,897	114,607	164,467	351,458	1,320,652

Operating income / (loss)	80,538	135,361	184,465	(23,592)	(981,283)
Non-operating income / (expense), net
Interest expense, net	(33,867)	(47,810)	(73,468)	(104,866)	(111,649)
Other financial income / (expense), net	13,594	(123,801)	25,193	6,773	(139,952)
Amortization of deferred charges	0	0	(38,501)	0	0
Other income / (expense), net	(2,272)	(488)	(934)	(13,572)	(17,913)

Income/(loss) before taxes and equity in net income from unconsolidated investments	57,993	(36,738)	96,755	(135,257)	(1,250,797)

Income tax (expense)/benefit	(9,054)	(1,382)	(18,495)	28,114	(32,205)
Equity in net earnings/(losses) of affiliates	0	1,168	(5,583)	14,254	(8,814)

Net income / (loss) from continuing operations	$48,939	($36,952)	$72,677	($92,889)	($1,291,816)

Discontinued operations
Income / (loss) from operations of distribution business	36,087	27,203	9,410	(11,815)	0
Income tax benefit / (expense)	(6,856)	(5,169)	(1,050)	37	0

Income / (loss) on discontinued operations	29,231	22,034	8,360	(11,778)	0
Net income / (loss)	78,170	(14,918)	81,037	(104,667)	(1,291,816)

Less: Net income attributable to noncontrolling interests in subsidiaries	1,068	3,680	2,708	0	0

Net income /(loss) attributable to CEDC	$77,102	($18,598)	$78,329	($104,667)	($1,291,816)

Net income / (loss) per common share, basic	$1.96	($0.34)	$1.51	($1.49)	($17.90)

Net income / (loss) per common share, diluted	$1.93	($0.34)	$1.50	($1.49)	($17.90)

Average number of outstanding shares of common stock at year end	39,871	44,088	53,772	70,058	72,172

	2007	2008	2009	2010	2011
Balance Sheet Data:
Cash and cash equivalents	$70,233	$84,639	$126,439	$122,324	$94,410
Restricted cash	0	0	481,419	0	0
Working capital	170,913	169,061	357,078	404,799	252,784
Total assets	1,859,346	2,436,138	4,439,100	3,396,182	2,072,529
Long-term debt and capital lease obligations, excluding current portion	468,509	804,941	1,331,815	1,251,933	1,237,941
Stockholders’ equity	817,725	993,511	1,685,162	1,564,671	266,370

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

The Company is one of the world’s largest vodka producers and Central and Eastern Europe’s largest integrated spirit beverages business with its primary operations in Poland, Russia and Hungary. During 2011, the Company continued its strategy of integrating the business in Russia following the buyout of the remaining stake in Whitehall in the first quarter of 2011 where the Company took full economic and controlling ownership of the business. In addition, the Company continued to focus on developing sales volumes in its key markets of Poland and Russia. Overall, both the Polish and Russian vodka markets continued to see an overall market decline, however in Poland the Company was able to see year on year domestic volume growth for year ending December 31, 2011 of 33% primarily due to the continued success of its recently launched Żubrówka Biała brand. Additionally the Company also began to show progress in the higher margin flavored segment with a successful launch of Jeżówka and the re-launch of Soplica which grew by 27% during the fourth quarter of 2011. Total Russian volumes were down which was driven by lower domestic volumes partially offset by higher export volumes. On the domestic front, sales volumes for the year 2011 in Russia were down by 18% as compared to 2010. This was due to factors including an overall weak spirit market and the continued impact of the wholesaler relicensing process during the first three quarters. Finally spirit, which is the main ingredient in vodka production, continued to see higher price levels as compared to 2010, which together with higher levels of market investment resulted in a contraction of gross margins as compared to the prior year and impacted total gross margins by $36.7 million in 2011 as compared to the prior year.

Recent Developments

Evaluation of Strategic Alternatives; Current Financial Condition

Over the past several months, the management of the Company, in consultation with the Board and with assistance of financial and legal advisors, has been reviewing the Company’s strategic alternatives in light of its existing financial obligations. This review has taken on added importance given challenging economic and market conditions and a difficult operating environment.

The Board and the management of the Company believe that all strategic alternatives should be evaluated, and is not ruling out any transaction that is in the best interests of stockholders. In the context of its evaluation of strategic alternatives, the Board continues to consider the letter from Mr. Tariko of Russian Standard Corporation (Russian Standard), dated February 1, 2012 proposing a “strategic alliance” whereby, among other things, Russian Standard would seek to convert a portion of its 3.00% Convertible Senior Notes due 2013 in exchange for common stock of the Company, obtain certain minority rights and board seats, possibly extend a backstop credit facility to the Company and possibly sell certain distribution and other rights to the Company. Although discussions are ongoing, no agreement has been reached. Moreover, there can be no assurance that any transaction or series of transactions will be completed with Russian Standard or any other third party.

The Company also is considering the feasibility of restructuring its outstanding debt. The management of the Company has concluded that cash generated from operations, cash on hand and amounts expected to be available under existing credit facilities will not be sufficient to pay principal on the Company’s 3.00% Convertible Senior Notes due 2013 (2013 Notes), which is due and payable on March 15, 2013. The Company’s cash flow forecasts include the assumption that certain credit and factoring facilities that are coming due in 2012 will be renewed to manage the working capital needs. Moreover, the Company had a net loss and significant impairment charges in 2011. As a result of these conditions, the Company’s auditors’ report for the year ended December 31, 2011, included herein, expresses substantial doubt about the Company’s ability to continue as a going concern.

Further, the Company may not be able to raise finance in the capital markets to repay principal on its 2013 Notes. A failure to pay amounts owed under these convertible notes would constitute a default under those notes and the Company’s 9.125% Senior Secured Notes and 8.875% Senior Secured Notes, each due 2016, and other indebtedness.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Company’s Future Liquidity and Capital Resources.”

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

On February 7, 2011, the Company entered into a definitive Share Sale and Purchase Agreement and registration rights agreement, in accordance with the terms that were agreed by the parties on November 29, 2010, and disclosed in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2010. Pursuant to these agreements, among other things and upon the terms and subject to the conditions contained therein, we received the remaining 20% of the economic interest and 50% plus one vote of the voting interest in the Whitehall Group (“Whitehall”) previously not owned by us, as well as the global intellectual property rights for the Kauffman Vodka brand. In exchange we paid total consideration of $93.2 million including $17.5 million for the intellectual property rights for the Kauffman Vodka brand. For further details on the whole structure of this acquisition please refer to Note 2 of the accompanying Consolidated Condensed Financial Statements attached herein.

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $556 million	$5.6 million gain/loss

Effect of Impairment Testing

The Company continued to observe an overall market environment of declining vodka consumption and significant price sensitivities in its core markets of Poland and Russia. Additionally the Company experienced other key changes in market conditions, including changing of sales channel and product mix and market disruptions from relicensing in Russia. As such the Company determined that an impairment indicator exists, performed a goodwill impairment test during the third quarter of 2011 and fourth quarter of 2011, and took an impairment charge of $930.1 million related to its core businesses in Poland and Russia during 2011. We also experienced related underperformance of certain brands in Poland, primarily Bols Vodka, due to among other factors the movement of consumer purchasing from the sub-premium sector, where Bols Vodka is the leading brand, to the mainstream sector. Therefore, the Company also took an impairment charge for trademarks during the third quarter of 2011 of $127.7 million.

We also have experienced impairment charges in prior periods, which affect our period to period comparability. Due to the continued lower performance of certain brands as compared to our expectations in 2010, primarily Absolwent and Bols, we determined that the fair value of the trademarks related to these brands had deteriorated and recorded an impairment charge of $131.8 million during the fourth quarter of 2010 that included an impairment to the carrying values of our trademarks related predominantly to the Absolwent and Bols brands in Poland and an impairment charge of $20.3 million for the twelve months ended December 31, 2009 related to the Bols brand in Poland. See Notes “10. Goodwill” and “11. Intangible Assets other than Goodwill” to our consolidated financial statements contained elsewhere herein for further details of these impairment charges.

We cannot assure you that we will not recognize further asset impairments or experience declines in our financial performance in connection with the ongoing challenges that we are facing in our core markets.

Year ended December 31, 2011 compared to year ended December 31, 2010

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Year ended December 31,
	2011	2010
Sales	$1,782,602	$1,573,702
Excise taxes	(905,015)	(862,165)
Net sales	877,587	711,537
Cost of goods sold	538,218	383,671

Gross profit	339,369	327,866

Selling, general and administrative expenses	270,731	219,609
Gain on remeasurement of previously held equity interests	(7,898)	0
Impairment charges	1,057,819	131,849

Operating income / (loss)	(981,283)	(23,592)

Non operating income / (expense), net
Interest expense, net	(111,649)	(104,866)
Other financial income / (expense), net	(139,952)	6,773
Other non operating expenses, net	(17,913)	(13,572)

Income/(loss) before taxes, equity in net income from unconsolidated investments	(1,250,797)	(135,257)

Income tax benefit/(expense)	(32,205)	28,114
Equity in net earnings/(losses) of affiliates	(8,814)	14,254

Income / (loss) from continuing operations	(1,291,816)	(92,889)

Discontinued operations
Income / (loss) from operations of distribution business	0	(11,815)
Income tax benefit / (expense)	0	37

Income / (loss) on discontinued operations	0	(11,778)

Net income / (loss)	(1,291,816)	(104,667)

Income / (loss) from continuing operations per share of common stock, basic	($17.90)	($1.32)
Income / (loss) from discontinued operations per share of common stock, basic	($0.00)	($0.17)

Income / (loss) from operations per share of common stock, basic	($17.90)	($1.49)

Income / (loss) from continuing operations per share of common stock, diluted	($17.90)	($1.32)
Income / (loss) from discontinued operations per share of common stock, diluted	($0.00)	($0.17)

Income / (loss) from operations per share of common stock, diluted	($17.90)	($1.49)

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and imports and value added tax. Total net sales increased by approximately 23.3%, or $166.1 million, from $711.5 million for the year ended December 31, 2010 to $877.6 million for the year ended December 31, 2011. The increase was driven primarily by the consolidation of Whitehall starting from February of 2011, as it was not consolidated in 2010, resulting in an increase of $154.6 million, as well as underlying local currency sales growth. Excluding the impact of sales increase from the consolidation of Whitehall our sales increased by $11.5 million which was a function of higher sales from foreign exchange translation of $24.8 million, higher export sales in Russia of $39.4 million, higher sales in Poland of $20.6 million and improved pricing and mix of $1.0 million offset by lower domestic sales in Russia and Hungary of $74.3 million. Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Sales Twelve months ended December 31,
	2011	2010
Segment
Poland	$230,515	$220,411
Russia	616,065	460,605
Hungary	31,007	30,521

Total Net Sales	$877,587	$711,537

Sales for Poland increased by $10.1 million from $220.4 million for the year ended December 31, 2010 to $230.5 million for the year ended December 31, 2011. This increase was driven mainly by a strengthening of the Polish zloty against the U.S. dollar which accounted for approximately $11.6 million of sales in U.S. dollar terms and higher volume sales of $20.7 million offset by a decrease in sales due to higher market investments and product sales mix in total of $22.2 million. The main drivers of our sales volume growth was the continued success of the Żubrówka Biała brand which grew by 473% from 2010 to reach 22 million liters. Offsetting some of this growth were declines in Bols and Absolwent which were down 27% and 30% respectively. Although overall net volumes were up, the mix impact of Bols decline had negative impact on overall gross margins in Poland when comparing to the prior year.

Sales for Russia increased by $155.5 million from $460.6 million for the year ended December 31, 2010 to $616.1 million for the year ended December 31, 2011. Included in the sales growth was a sales increase of $154.6 million from the consolidation of Whitehall into sales starting from February 2011. Additionally, sales increased by $11.2 million in U.S. dollar terms due to strengthening of the Russian ruble against the U.S. dollar. Export sales grew by $39.4 million; however export sales primarily to Ukraine, which represented 68% of these exports, contribute a lower gross margin percentage than domestic sales. Offsetting this was mainly lower local currency sales of $49.7 million including a $3.4 million decrease in sales for Bravo in the first quarter due to suspended production caused by its production license not being timely renewed. In early April, Bravo received its production license and normal sales continued again from this point with higher sales of its ready to drink products of $2.4 million in comparison to second quarter 2010. Although overall vodka brands were down in 2011 as compared to 2010, the Company successfully launched the Talka brand during the year which reached over 5.2 million liters of volume sales during the year and is expected to be a key driver in 2012.

Sales for Hungary increased by $0.5 million from $30.5 million for the year ended December 31, 2010 to $31.0 million for the year ended December 31, 2011 which results in a $1.1 million decrease in volumes in local currency terms as well as a increase resulting from strengthening of the Hungarian forint against the U.S. dollar which accounted for approximately $2.0 million of sales in U.S. dollar terms.

Gross Profit

Total gross profit increased by approximately 3.5%, or $11.5 million, to $339.4 million for the year ended December 31, 2011, from $327.9 million for the year ended December 31, 2010. Gross profit margins as a percentage of net sales declined by 7.4% from 46.1% to 38.7% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The overall impact of higher cost of goods which includes the higher spirit pricing resulted in a $26.0 million impact on gross margins for the year ended December 31, 2011 compared to the same period in 2010. Additionally the decline was driven by the shift of sales from premium segment vodkas to the mainstream vodkas segment which has lower margin in Poland and Russia, as well as substantially higher spirit pricing in both markets. The weight of the gross margin contribution relative to total sales of the Russian vodka business which tends to operate at higher gross profit levels than the Polish business was lower in 2011, thus impacting the overall blended gross profit as a percent of sales. Within the Polish market the main factor driving the lower gross profit margins as compared to Russia is that the Polish market continues to experience a strong competitive environment from other producers and retailers, especially discounters, making it difficult to increase prices in line with the spirit cost increases.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses increased by $969.2 million, from $351.5 million for the year ended December 31, 2010 to $1,320.7 million for the year ended December 31, 2011. This change is primarily driven by a non-cash impairment charge for Poland and Russia recorded as of December 31, 2011 of $1,057.8 million, and one-time gain recognized in the year ended December 31, 2011, amounting to $7.9 million based on the re-measurement of previously held equity interests in Whitehall to fair value. For comparability of costs between periods, items of operating expenses after excluding these fair value adjustments are shown separately in the table below. Operating expenses, excluding fair value adjustments as a percent of net sales decreased from 30.9% for the year ended December 31, 2010 to 30.8% for the year ended December 31, 2011. Operating expenses, net of fair value adjustments increased by $51.1 million, from $219.6 million for the year ended December 31, 2010 to $270.7 million for the year ended December 31, 2011. The increase resulted primarily from the consolidation of the results of Whitehall giving additional $37.2 million of costs, relicensing and restructuring costs in Russia of $10.3 million, as well as weakening of the Russian ruble and Polish zloty against the U.S. dollar which accounted for approximately $3.6 million of sales in U.S. dollar terms.

The table below sets forth the items of operating expenses.

	Year Ended December 31,
	2011	2010
	($ in thousands)
S,G&A	$225,080	$178,756
Marketing	34,814	32,851
Depreciation and amortization	10,837	8,002

Sub-Total	270,731	219,609
Impairment charges in Poland	1,057,819	131,849
Fair value adjustments	(7,898)	0

Total operating expense	$1,320,652	$351,458

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A expenses increased by $46.3 million, from $178.8 million for the year ended December 31, 2010 to $225.1 million for the year ended December 31, 2011. Of this increase $32.9 million is from the consolidation of Whitehall Group in 2011.

Depreciation and amortization increased by $2.8 million, from $8.0 million for the year ended December 31, 2010 to $10.8 million for the year ended December 31, 2011. Of this increase $1.7 million is from the consolidation of Whitehall Group in 2011.

As described further in Note 10 and Note 11 the Company assessed recent events and current circumstances, including current and future performance, re-launch and rebranding plans in 2011 and 2012. Resulting from these events, the Company identified certain impairment indicators during third quarter of 2011 that would trigger the need for an impairment test of both goodwill and intangible assets. As a result the Company performed an impairment test on September 30, 2011 and annual impairment test on December 31, 2011 both of which resulted in a total impairment charge in the year of $930.1 million for goodwill and $127.7 million for intangible assets.

Operating Income/(loss)

Total operating loss increased by $957.7 million, from $23.6 million loss for the year ended December 31, 2010 to $981.3 million loss for the year ended December 31, 2011, primarily driven by an impairment charge for Poland and Russia recorded as of December 31, 2011 of $1,057.8 million. The table below summarizes the segmental split of operating loss. Excluding the impact of fair value adjustments incurred in 2011, underlying operating income decreased from $116.7 million to $75.5 million. Fair value adjustments recorded in 2011 include a one-time gain on the re-measurement of previously held equity interests in Whitehall at the time of consolidation of $7.9 million and impairment charges of $213.6 million for Poland and $844.2 million for Russia.

	Year ended December 31,
	2011	2010
Segment
Poland	$27,345	$33,550
Russia	$42,713	77,732
Hungary	$5,448	5,442

Sub-Total	$75,506	116,724
Impairment charges	(1,057,819)	(131,849)
Fair value adjustments	7,898	0
Corporate overhead
General corporate overhead	(4,263)	(5,261)
Option expense	(2,605)	(3,206)

Total operating income/(loss)	$(981,283)	$(23,592)

Underlying operating income in Poland excluding fair value adjustments decreased by approximately 35.3%, or $41.2 million, from $116.7 million for the year ended December 31, 2010 to $75.5 million for the year ended December 31, 2011. The operating income in Russia excluding fair value adjustments decreased by 45.0%, or $35.0 million from the income of $77.7 million for the year ended December 31, 2010 to $42.7 million for the year ended December 31, 2011. The changes in operating income in both of these segments were driven by all of the factors described above.

Non Operating Income and Expenses

Total interest expense increased by approximately 6.4%, or $6.7 million, from $104.9 million for the year ended December 31, 2010 to $111.6 million for the year ended December 31, 2011. This increase is mainly a result of a stronger euro during most of the year as compared to the U.S. dollar, as a significant portion of the long-term borrowings are denominated in euros.

The Company recognized $140.0 million of foreign exchange rate losses in the year ended December 31, 2011, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $6.8 million of gain in the year ended December 31, 2010. These losses resulted mainly from the depreciation of the Polish zloty and Russian ruble against the U.S. dollar and euro.

Total other non operating expenses increased by $4.3 million, from $13.6 million for the year ended December 31, 2010 to $17.9 million for the year ended December 31, 2011. Expenses in 2010 consisted of the one-time charge of $14.1 million related to the early call premium when the Senior Secured Notes due 2012 were repaid early in January 2010. Moreover they included the write-off of the unamortized offering costs related to the Senior Secured Notes due 2012 of $4.1 million. This was offset by a final dividend of $7.6 million received prior to disposal of the distribution business. In 2011 total balance primarily consists of $7.4 million representing write-off of assets related to the Tula facility to net realizable value. Additionally it includes $5.7 million of other losses which primarily related to the costs of factoring in Poland and bank guarantees in Poland and Russia for customs and excise taxes. The Company began to factor receivables in 2011 which represent $2.9 million of expense for the year ended December 31, 2011. In Russia due to changes in legislation in 2011, the Russian business is required to have a bank guarantee to cover the excise tax related to six months of production at the time of spirit purchase, which resulted in $2.7 million of cost in 2011.

	Year ended December 31,
	2011	2010
Early redemption call premium	0	($14,115)
Write-off of unamortized offering costs	0	(4,076)
Dividend received	0	7,642
Professional service expenses related to the sale of the distribution	0	(2,000)
Impairments related to assets held for sale	(7,355)	0
Factoring costs and bank fees	(5,652)	(2,267)
Other gains / (losses)	(4,906)	1,244

Total other non operating income / (expense), net	($17,913)	($13,572)

Income Tax

Our tax charge for 2011 was $32.2 million which represents an effective tax rate for the year ended December 31, 2011 was 2.6%. The underlying tax rates in our key jurisdictions are 19% in Poland, 20% in Russia and 35% in the US. However due to underlying performance and certain of the Company’s subsidiaries the Company determined that an additional non cash valuation allowance for deferred tax assets of $71.6 million was required and took the charge during the year. Additionally, the Company did not recognize a tax asset for losses at these subsidiaries therefore the tax expense for the profitable entities was not offset by a tax benefit at loss making entities. Changes in the Company’s uncertain income tax position, excluding the related accrual for interest and penalties, for 2011 relate to reductions, additions for prior and current year tax positions of $3 million, $5.6 million and $0.8 million, respectively. During 2010, uncertain income tax position changed for additions related to previous year tax of $3 million. There were no reduction for prior year tax positions, settlements or lapses in statute of limitations. As of December 31, 2011 and 2010, the uncertain income tax position balance was $6.4 million and $3 million, respectively. This resulted in a net tax charge even though on a consolidated basis the Company incurred a pre-tax loss.

Equity in Net Earnings

Equity in net losses for the year ended December 31, 2011 include the Company’s proportional share of net income from its investment in the Moet Hennessey Russia Joint Venture for the period from January 1, 2011 to March 30, 2011 and Whitehall for the period from January 1, 2011 to February 7, 2011.

Year ended December 31, 2010 compared to year ended December 31, 2009

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Year ended December 31,
	2010	2009
Sales	$1,573,702	$1,532,352
Excise taxes	(862,165)	(842,938)
Net sales	711,537	689,414
Cost of goods sold	383,671	340,482

Gross profit	327,866	348,932

Selling, general and administrative expenses	219,609	144,158
Impairment charges	131,849	20,309

Operating income / (loss)	(23,592)	184,465

Non operating income / (expense), net
Interest expense, net	(104,866)	(73,468)
Other financial income / (expense), net	6,773	25,193
Amortization of deferred charges	0	(38,501)
Other non operating expenses, net	(13,572)	(934)

Income/(loss) before taxes, equity in net income from unconsolidated investments	(135,257)	96,755

Income tax benefit / (expense)	28,114	(18,495)
Equity in net earnings / (losses) of affiliates	14,254	(5,583)

Income / (loss) from continuing operations	(92,889)	72,677

Discontinued operations
Income / (loss) from operations of distribution business	(11,815)	9,410
Income tax benefit / (expense)	37	(1,050)

Income / (loss) on discontinued operations	(11,778)	8,360

Net income / (loss)	(104,667)	81,037

Less: Net income attributable to noncontrolling interests in subsidiaries	0	2,708
Net income / (loss) attributable to CEDC	($104,667)	$78,329

Income / (loss) from continuing operations per share of common stock, basic	($1.32)	$1.35
Income / (loss) from discontinued operations per share of common stock, basic	($0.17)	$0.16

Income / (loss) from operations per share of common stock, basic	($1.49)	$1.51

Income / (loss) from continuing operations per share of common stock, diluted	($1.32)	$1.35
Income / (loss) from discontinued operations per share of common stock, diluted	($0.17)	$0.15

Income / (loss) from operations per share of common stock, diluted	($1.49)	$1.50

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

Sales for Poland decreased by $38.3 million from $258.7 million for the twelve months ended December 31, 2009 to $220.4 million for the twelve months ended December 31, 2010. This decrease was driven mainly by an overall reduction of the vodka market impacted by the mourning associated with the presidential death in April 2010, the extreme heat during the summer months as well as an overall soft alcohol beverage sector. On top of an estimated 5% drop in the overall vodka market in Poland, the Company lost approximately 3% of market share. In November 2010, the Company launched a new product, Żubrówka Biała (White Zubrowka) which has been very positively received by the market, resulting in a December 2010 market share of 2.3% in volumes and 2.1% in value terms of total vodka market following its initial launch. However since this product was only launched at the back end of the year, the impact of this launch was not enough to make up for the lower volumes incurred earlier in the year. Additionally the product was initially launched together with significant marketing spend in the form of rebates which reduced the impact the incremental sales had on net sales revenue and negatively impacted gross margin. These introductory market support programs which we began in November 2010 were however discontinued at the end of December, 2010. We also took the decision to invest more behind our other core vodka brands during the last half of the fourth quarter to start to reverse a two year slide of market share. These investments had an impact on the profitability in 2010, however we were encouraged by the initial market share results which saw our market share grow from 20.2% in November 2010 to 25.2% in January 2011. Further increasing the drop in sales value was the impact of channel mix in the market. The Polish market also saw a large increase of sales going through the key account and discounter channels and drop in sales through traditional accounts and small shops. The rebates given to key accounts and discounters are higher than those received by other channels thus further reducing our sales value as well as impacting gross margin.

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

Sales for Russia increased by $66.5 million from $394.1 million for the twelve months ended December 31, 2009 to $460.6 million for the twelve months ended December 31, 2010. This increase was driven by a combination of the strengthening of the Russian ruble against the U.S. dollar for the first three quarters of 2010 which accounted for approximately $5.2 million of the increase and the consolidation of Russian Alcohol which was completed in April 2009, which accounted for approximately $80.0 million of the increase. The increase was partially offset due to decreases in our sales in Russia which we believe resulted from the heat wave in the summer as well as delays in obtaining excise stamps in November as described earlier. Our underlying liter volume sales in Russia were generally flat for 2010 as compared to 2009 in the overall vodka market that we estimated declined by 4%–5% we were one of the few vodka companies in Russia to grow market share during the year. Although we were able to gain market share, our sales value declined by approximately 3% due to the impact of product sales mix as well as higher trade marketing spend. With regards to mix, as we had higher sales growth of our lower priced brands such as Yamskaya, Urozhay and Gerbovaya as compared to our more premium and mainstream products. These lower priced economy products contribute less to both net sales revenue and gross margins than the higher priced mainstream and premium products. Higher trade marketing, which was recorded as a reduction of net sales revenue, was incurred to incentive customers in December 2010 following our production delays due to a lack of excise stamps as described above. For our Russian business, export sales increased by 68% in volume terms in 2010 as compared to the prior year to 1.4 million cases, driven primarily to sales to the Ukraine which grew by 265% to 0.75 million cases in 2010. Exports represent 7.7% of our sales volume of Russia.

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

Gross profit margins as a percentage of net sales declined by 4.5 percentage points from 50.6% to 46.1% for the twelve months ended December 31, 2010 as compared to the twelve months ended December 31, 2009. This decline was primarily driven by the factors noted above, impacting our sales value, namely channel mix higher market investments and the Żubrówka Biała product launch in Poland, product mix and excise stamp delays in Russia as well as higher spirit pricing in both segments. The increase in spirit cost in August 2010 and towards the end of 2010 resulted in an increase in cost of goods sold by approximately $9.5 million.

Operating Expenses

Total operating expenses increased by approximately 113.7%, or $187.0 million, from $164.5 million for the twelve months ended December 31, 2009 to $351.5 million for the twelve months ended December 31, 2010. The factors contributing to this increase were the full year consolidation of the Russian Alcohol Group of $32.0 million of additional operating expenses, a prior year one-off benefit from the fair value adjustment of $48.0 million (described further below), impairment charges in Poland and one-time costs associated with the integration of the Russian Alcohol Group and Parliament in Russia of $11.0 million. These cost increases were offset by the underlying cost savings of the integration of $18.4 million and the impact of foreign exchange rates of approximately $2.0 million.

For comparability of costs between periods, operating expenses after excluding the fair value adjustments incurred in 2009 as well as impairment charges taken in 2009 and 2010 are shown separately in the table below. As a percentage of net sales they slightly increased from 28.0% for the year ended December 31, 2009 to 30.9% for the year ended December 31, 2010. Operating expenses net of fair value adjustments and impairment charges increased by $26.8 million, from $192.8 million for the year ended December 31, 2009 to $219.6 million for the year ended December 31, 2010. The increase was mainly due to full year consolidation of the Russian Alcohol Group in 2010 in comparison to 9 months period of consolidation in 2009 resulting in lower costs in 2009 by $32.0 million. This was partially offset by cost reduction programs implemented in Poland and Russia as well as lower sales as compared to the same quarter in the prior year. The table below sets forth the items of operating expenses.

	Year Ended December 31,
	2010	2009 *
	($ in thousands)
S,G&A	$178,756	$149,322
Marketing	32,851	36,863
Depreciation and amortization	8,002	6,578

Sub-Total	219,609	192,763
Impairment charges in Poland	131,849	20,309
Fair value adjustments	0	(48,605)

Total operating expense	$351,458	$164,467

*	The year 2009 does not consolidate a full year of costs for the Russian Alcohol Group as the Company began to consolidate this from the 2nd quarter of 2009 only. Total operating expenses excluding impairment charges were $219.6 million for the twelve months ended December 31, 2010, as compared to an equivalent value of $224.7 million for the twelve months ended December 31, 2009 including $32.0 million costs from Russian Alcohol for the first quarter of 2010.

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

Operating Income

Total operating income decreased by approximately 112.8%, or $208.1 million, from income of $184.5 million for the twelve months ended December 31, 2009 to loss of $23.6 million for the twelve months ended December 31, 2010. However, excluding the impact of impairment charges in 2010 and 2009 as well as the fair value adjustments incurred in 2009, the underlying operating profit went from $164.5 million to $116.7 million. Fair value adjustments recorded in 2009 include a one-time gain on the re-measurement of previously held equity interests in Russian Alcohol at the time of consolidation of $225.6 million, offset by $162.0 million of one-off charges related to non amortized discount of deferred consideration resulting from accelerated buyout of Lion’s interest in Russian Alcohol and a contingent consideration true-up of $15.0 million.

Excluding the impact of the gain, the impairment and true-up of contingent consideration described above, as a percent of net sales, operating profit margin decreased from 23.9% to 16.4%. The table below summarizes the segmental split of operating profit.

	Year ended December 31,
	2010	2009
Segment
Poland	$33,550	$67,675
Russia	77,732	90,696
Hungary	5,442	6,149

Sub-Total	116,724	164,520
Impairment charges	(131,849)	(20,309)
Fair value adjustments	0	48,605
Corporate overhead
General corporate overhead	(5,261)	(4,569)
Option expense	(3,206)	(3,782)

Total operating income/(loss)	$(23,592)	$184,465

Underlying operating income in Poland decreased by approximately 50.4%, or $34.1 million, from $67.7 million for the twelve months ended December 31, 2009 to $33.6 million for the twelve months ended December 31, 2010. The operating income in Russia decreased by approximately 14.3%, or $13.0 million, from $90.7 million for the twelve months ended December 31, 2009 to $77.7 million for the twelve months ended December 31, 2010. The changes in operating income in both of these segments were driven by all of the factors described above.

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

Statement of Liquidity and Capital Resources

During the twelve months ended December 31, 2011, the Company’s primary sources of liquidity were cash flows generated from operations, credit facilities, and proceeds from exercised options. The Company’s primary uses of cash were to fund its working capital requirements, service indebtedness, finance capital expenditures and fund acquisitions. The following table sets forth selected information concerning the Company’s consolidated cash flow during the periods indicated.

	Twelve months ended December 31, 2011	Twelve months ended December 31, 2010	Twelve months ended December 31, 2009
	($ in thousands)
Cash flow from / (used) in operating activities	$29,759	($29,386)	$89,752
Cash flow from / (used) in investing activities	(56,854)	457,421	(1,067,129)
Cash flow from / (used) in financing activities	10,091	(417,863)	997,964

Management views and performs analysis of financial and non financial performance indicators of the business by segments that are split by countries. The extensive analysis of indicators such as sales value in local currencies, gross margin and operating expenses by segment is included in the MD&A section of this Form 10-Q.

Fiscal year 2011 cash flow

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Overall cash flow from operating activities increased from cash utilization of $29.4 million for the year ended December 31, 2010 to cash generation of $29.8 million for the year ended December 31, 2011. The primary factors contributing to this higher cash generation in 2011 were due to the factoring program entered into in Poland which greatly improved the cash flow cycle. For the year ended December 31, 2011 the Company had $60.6 million of cash inflows from accounts receivable collection as compared to an outflow of $19.8 million for the year ended December 31, 2010.

Overall working capital movements of accounts receivable, inventory and accounts payable provided approximately $53.8 million of cash during the year ended December 31, 2011. Days sales outstanding (“DSO”) as of December 31, 2011 amounted to

88 days. The number of days in inventory as of December 31, 2011 amounted to 80 days. In addition, the ratio of our current assets to current liabilities, net of inventories, amounted to 1.29 as of December 31, 2011.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets. Net cash outflows for the year ended December 31, 2011 was $56.9 million as compared to an inflow of $457.4 million for the year ended December 31, 2010. This outflow primarily represents the cash obligations paid as a result of the February 2011 acquisition of Whitehall of $36.8 million, net of cash acquired on consolidation, payment for the acquisition of the Kauffman Vodka trademark of $17.5 million, and payment of the remaining part of deferred consideration for Russian Alcohol Group of $5 million offset by proceeds received from disposal of the Moet Hennessy Joint Venture of $17.7 million.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash used in financing activities was $10.1 million for the year ended December 31, 2011 as compared to an outflow of $417.9 million for the year ended December 31, 2010. The primary use in the year ended December 31, 2011 was repayment of loans by the Company offset by certain loans drawn in Russia. For details see Note 14 to the Condensed Consolidated Financial Statements.

Fiscal year 2010 cash flow

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Overall cash flow from operating activities declined from cash generation of $89.8 million for the twelve months ended December 31, 2009 to cash utilization of $29.4 million for the twelve months ended December 31, 2010. The primary factors contributing to this lower cash generation in 2010 are due to the lower underlying operating profit of the company, which was described earlier and higher interest expense, together with certain one-off cash outflows in 2010 of $32.0 million. The one-off cash outflows incurred in 2010 include accrued interest of $12.0 million paid when the Senior Secured Notes due 2012 were repaid in January, 2010 and a $20.0 million cash bonus paid to certain members of the current and former management team at the Lion/Russian Alcohol Group which were due to be paid upon a change of control to CEDC. Due to the timing of the repayment of the 2012 Senior Secured Notes, in effect, the Company incurred a double cash charge of interest during this period.

Overall working capital movements of accounts receivable, inventory and accounts payable utilized approximately $20.4 million of cash during the twelve months ending December 31, 2010. Days sales outstanding (“DSO”) increased from 82.6 days as of December 31, 2009 to 87.4 days as of December 31, 2010. This increase was primarily due to increased DSO related to channel mix as more sales were made to discounters and key accounts which tend to have longer payment terms. The number of days in inventory decreased from at approximately 97 days as of December 31, 2009 to approximately 90 days as of December 31, 2010, mainly due to improved inventory management . In addition, the ratio of our current assets to current liabilities, net of inventories, has increased from 1.22 in 2009 to 1.75 in 2010, due to the factors including a reduction in short term liabilities primarily bank loans of $35.0 million as well as other accrued liabilities of $36.0 million. The reduction of other accrued liabilities was primarily due to the payment of the $20 million accrual for cash bonuses paid to certain members of the current and former management team at the Lion/Russian Alcohol Group which were due to be paid upon a change of control to CEDC. Additionally impacting the ratio was the impact from the settlement of the restricted cash balance recorded as of December 31, 2009 of $481 million which was settled against the balances for deferred consideration and short term obligations due under the Senior Secured Notes, which occurred in January, 2010. An additional factor that had an impact on the ratio was the sale of the distribution business in Poland which resulted in the elimination of the balances reflected in the current assets and liabilities of discontinued operations as at December 31, 2009.

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

The Company’s Future Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As discussed further in Note 14, certain credit and factoring facilities are coming due in 2012, which the Company expects to renew, however, no assurances can be given. Furthermore, our Convertible Senior Notes (the “Convertible Notes”) are due and payable on March 15, 2013. Our current cash on hand, estimated cash from operations and available credit facilities will not be sufficient to make the repayment on the 2013 Convertible Notes and the Company may default on the Convertible Notes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is evaluating several plans to deal with these issues, including a strategic alliance with Russian Standard Corporation and its principal equity owner, Mr. Roustam Tariko, other strategic investors, sales of certain assets, an exchange of the Convertible Notes for other debt and/or equity instruments and issuing new equity, and believes a combination of one or more of these options could be implemented. The Board and the management of the Company believe that all strategic alternatives should be evaluated, and is not ruling out any transaction that is in the best interests of stockholders. While we believe that the Company should be able to redeem and/or refinance the Convertible Notes before March 15, 2013, including by way of a potential exchange of securities, there can be no assurance regarding these matters or whether or on what terms or at what funding cost we may be able to implement any of the plans described in this paragraph or other options that we may pursue. Under the terms of the Indenture for our Senior Secured Notes due 2016, we expect that any indebtedness we incur in exchange for, or to redeem or refinance, all or a portion of the Convertible Notes will be required to be incurred as permitted refinancing indebtedness (a term defined in the Indenture); as a result, the terms of the indenture may limit our ability to enter into agreements that contain limitations on dividends (and certain payments having similar effects) payable to the Company (or its subsidiaries) by its subsidiaries. Any failure to pay the Convertible Notes would also be an event of default under our Senior Secured Notes due 2016 and the terms of our other indebtedness. Such events would jeopardize our ability to continue as a going concern Notwithstanding the foregoing, we believe that cash on hand, cash from operations and available credit facilities will be sufficient to fund our anticipated cash requirements for working capital purposes and normal capital expenditures, and that we will remain in compliance with the financial covenants contained in our debt agreements, for at least the next twelve months. The Company’s cash flow forecasts used in making this determination include the assumption that certain credit and factoring facilities that are coming due in 2012 will be renewed to manage the Company’s working capital needs.

For additional information, see also “Risk Factors—Risks Relating to Our Indebtedness—We may not be able to make the required payments upon maturity of our Convertible Senior Notes due March 15, 2013, and our auditors have expressed a view that there is substantial doubt about the Company’s ability to continue as a going concern,” “—Our substantial debt could adversely affect our financial condition or results of operations and prevent us from fulfilling our obligations thereunder” and “ —We require a significant amount of cash to service our indebtedness”, and Note 1 (Organization and Significant Accounting Policies—Liquidity) to our financial statements included in Item 8 of this annual report on Form 10-K.

Financing Arrangements

Bank Facilities

As of December 31, 2011, the Company had total bank overdraft facility of PLN 23.8 million ($7.0 million) from Bank Zachodni WBK S.A. and Bank Handlowy w Warszawie S.A. of which PLN 20.0 million ($5.9 million) was drawn and PLN 3.8 million ($1.1 million) was available in Poland. Based on the original agreement the overdraft was to be paid off on December 17, 2011. This term was extended until January 15, 2012 based on the amendment dated April 21, 2011. On January 15, 2012, this facility was fully repaid and closed.

As of December 31, 2011, the Company has outstanding liability of €28.5 million ($36.8 million) from the term loans from Zenit Bank, Alfa Bank and Raiffeisen Bank drawn by Whitehall.

The loan agreement with Zenit Bank dated March 29, 2011, matures on June 6, 2012. The credit limit under this loan agreement is €10 million ($12.9 million) and the loan is released in tranches maturing in 365 days, no later than March 29, 2012. The loan was released in six tranches between March 29, 2011, and September 13, 2011, repayable between February 17, 2012 and May 18, 2012. As of December 31, 2011, the Company has outstanding liability of €8.5 million ($11.0 million) from this term loan.

The loan agreement with Alfa Bank dated July 22, 2008, matures on November 16, 2013. The credit limit under this agreement is €15 million ($19.4 million) and the loan is released in tranches maturing within three, six or nine months, depending if they are pledged on inventory. The loan was released in eight tranches between April 6, 2011, and December 28, 2011, repayable between January 6, 2012 and May 7, 2012. As of December 31, 2011 €10 million ($12.9 million) of this limit was granted to the Company. The Company repaid the first three tranches amounting to €4 million ($5.2 million) in January 2012.

The loan agreement with Raiffeisen Bank dated July 6, 2010, matures on July 6, 2012. The credit limit under this agreement is €10 million ($12.9 million) and the loan is released in tranches maturing within five to six months. The loan was released in eight tranches between March 15, 2011, and December 26, 2011, repayable between March 15, 2012, and July 6, 2012. As of December 31, 2011, the Company has outstanding liability of €10 million ($12.9 million) from this term loan.

The aforementioned loans drawn by Whitehall have no financial covenants that need to be met and are guaranteed by Whitehall companies. The loans from Zenit Bank and Alfa Bank are also secured on the Company’s inventory.

As of December 31, 2011, the Company also has outstanding total liability of 1,146.9 million Russian rubles ($35.6 million) from term loans from Unicredit and JSC Grand Invest Bank, as well as, an overdraft facility from Deutsche Bank drawn by Russian Alcohol.

The loan agreement with Unicredit dated May 24, 2011, matures on November 27, 2012. This loan has no financial covenants and is secured by goods up to 720 million Russian rubles ($22.4 million) and guarantees given by companies of Russian Alcohol. As of December 31, 2011, the Company has outstanding liability of 600.0 million Russian rubles ($18.7 million) from this term loan.

The loan agreement with JSC Grand Invest Bank dated November 25, 2011, matures on November 23, 2012. This loan has no financial covenants that need to be met. As of December 31, 2011, the Company has outstanding liability of 297.0 million Russian rubles ($9.2 million) from this term loan.

The overdraft agreement with Deutsche Bank dated November 10, 2011, matures on November 10, 2012 and was drawn primarily to service purchases made to satisfy the an import contract with Brown-Forman. The credit limit under this agreement is 250 million Russian rubles ($7.8 million). This loan has no financial covenants and is guaranteed by Brown-Forman. As of December 31, 2011, the Company has outstanding liability of 249.9 million Russian rubles ($7.8 million) from this overdraft.

As of December 31, 2011, the Company had available to use under existing overdraft facility in Hungary approximately 450.0 million Hungarian forints ($1.9 million) from an overdraft available in Hungary.

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

The 2016 Notes are guaranteed on a senior basis by certain of the Company’s subsidiaries. We are required to ensure that subsidiaries representing at least 85% of our consolidated EBITDA, as defined in the indenture, guarantee the notes. The notes are secured, directly or indirectly, by a variety of our and our subsidiary’s assets, including shares of the issuer of the notes and subsidiaries in Poland, Cyprus, Russia and Luxembourg, certain intercompany loans made by the issuer of the notes and our Russian finance company in connection with the issuance of the notes, trademarks related to the Soplica brand registered in Poland and the European Union trademarks in the Parliament brand registered in Germany, and bank accounts over $5.0 million. We have also provided mortgages over our Polmos and Bols production plants and the Russian Alcohol Siberian and Topaz Distilleries. The indenture governing the 2016 Notes contains certain restrictive covenants, including covenants limiting the Company’s ability to: incur or guarantee additional debt; make certain restricted payments; transfer or sell assets; enter into transactions with affiliates; create certain liens; create restrictions on the ability of restricted subsidiaries to pay dividends or other payments; issue guarantees of indebtedness by restricted subsidiaries; enter into sale and leaseback transactions; merge, consolidate, amalgamate or combine with other entities; designate restricted subsidiaries as unrestricted subsidiaries; and engage in any business other than a permitted business. The indenture governing the 2016 Notes also contains a cross-acceleration covenant, which would apply in the event that we do not repay when due our Convertible Notes or any other indebtedness which equals or exceeds $30 million. In addition, in the event of a change of control (as that term is used in our indenture), we would be required to offer to repay the outstanding indebtedness under the 2016 Notes at a price equal to 101% of the aggregate principal amount thereof.

Convertible Senior Notes

On March 7, 2008, the Company completed the issuance of $310 million aggregate principal amount of 3% Convertible Senior Notes due 2013 (the “Convertible Notes”). Interest is due semi-annually on the 15th of March and September, beginning on September 15, 2008. The Convertible Notes are convertible in certain circumstances into cash and, if applicable, shares of our common stock, based on an initial conversion rate of 14.7113 shares per $1,000 principal amount, subject to certain adjustments. Upon conversion of the notes, the Company will deliver cash up to the aggregate principal amount of the notes to be converted and, at the election of the Company, cash and/or shares of common stock in respect to the remainder, if any, of the conversion obligation. The proceeds from the Convertible Notes were used to fund the cash portions of the acquisitions of Parliament and Whitehall. The indenture governing the Convertible Notes also contains a cross-acceleration covenant, which would apply in the event that we do not repay when due any indebtedness which equals or exceeds $30 million. In addition, in the event of a fundamental change (as that term is used in our indenture), we would be required to offer to repay the outstanding indebtedness under the Convertible Notes in cash at a price equal to 100% of the aggregate principal amount thereof.

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

Whitehall Acquisition

On February 7, 2011, the Company and Mark Kaufman entered into a definitive Share Sale and Purchase and registration rights agreement as to which the terms of each were agreed by the parties on November 29, 2010.

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

Capital Expenditure

Our net capital expenditure on tangible fixed assets for the twelve months ended December 31, 2011, 2010, and 2009 was $15.1 million, $6.2 million and $16.1 million, respectively. Capital expenditures during the twelve months ended December 31, 2011, 2010 and 2009 were used primarily for production equipment and fleet.

We have estimated that maintenance capital expenditure for 2012, 2013 and 2014 for our existing business combined with our acquired businesses will be approximately $10.0 to $15.0 million per year. Future capital expenditure is expected to be used for our continued investment in information technology, trucks, and routine improvements to production facilities. A substantial portion of these future capital expenditure amounts are discretionary, and we may adjust spending in any period according to our needs. We currently intend to finance all of our capital expenditure through cash generated from operating activities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011:

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(unaudited)
	($in thousands)
Long-term debt obligations	$1,237,409	$0	$304,645	$932,764	$0
Interest on long-term debt	412,755	93,296	158,460	160,999	0
Short-term debt obligations	85,762	85,762	0	0	0
Interest on short-term debt	3,520	3,520	0	0	0
Operating leases	46,182	11,670	26,000	8,512	0
Capital leases	1,641	1,109	532	0	0
Contracts with suppliers	7,867	7,684	183	0	0

Total	$1,795,136	$203,041	$489,820	$1,102,275	$0

Effects of Inflation and Foreign Currency Movements

Actual inflation in Poland was 4.6% in 2011, compared to inflation of 3.1% in 2010. In Russia and Hungary respectively, the actual inflation for 2011 was at 6.1% and 4.1%, compared to actual inflation of 8.8% and 4.7% in 2010.

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $556 million	$5.6 million gain/loss

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

Accounts Receivable

Accounts receivables are recorded based on the invoice price, inclusive of VAT (sales tax), and where a delivery note has been signed by the customer and returned to the Company. The allowances for doubtful accounts are based on our experience with past due accounts, collectability, history of write-offs, aging of accounts receivable, our analysis of customer data and our relationships with and the economic status of our customers. Individual trade receivables are provided against when management deems them not to be fully collectable. The Company typically does not provide for past due amounts due from large international retail chains (hypermarkets and supermarkets) as there have historically not been any issues with collectability of these amounts.

Revenue Dilution

As part of normal business terms with customers, the Company provides for additional discounts and rebates off our standard list price for all of the products we sell. These revenue reductions are documented in our contracts with our customers and are typically associated with annual or quarterly purchasing levels as well as payment terms. These rebates are divided into on-invoice and off-invoice discounts. The on-invoice reductions are presented on the sales invoice and deducted from the invoice gross sales value. The off-invoice reductions are calculated based on the analysis performed by management and are provided for in the same period the related sales are recorded. Discounts or fees that are subject to contractual based term arrangements are amortized over the term of the contract. For the years ended December 31, 2011, 2010 and 2009, the Company recognized $120.3 million, $172.9 million and $112.8 million of off invoice rebates as a reduction to net sales, respectively.

Certain sales contain customer acceptance provisions that grant a right of return on the basis of either subjective criteria or specified objective criteria. Where appropriate a provision is made for product return, based upon a combination of historical data as well as depletion information received from our larger clients. The Company’s policy is to closely monitor inventory levels with key distribution customers to ensure that we do not create excess stock levels in the market which would result in a return of sales in the future. Historically sales returns from customers has averaged less than 1% of our net sales revenue.

Goodwill

Goodwill and certain intangible assets having indefinite lives are not subject to amortization. Their book values are tested annually for impairment, or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired, which could result from significant adverse changes in the business climate and declines in the value of our business. Such indicators may include a sustained decline in our stock price; a decline in our expected future cash flows; adverse change in the economic or business environment; the testing for recoverability of a significant asset group, among others. Fair value measurement techniques, such as the discounted cash flow methodology, are utilized to assess potential impairments. The testing of goodwill is performed at each reporting unit level. The Company performs impairment test in two stages. If the first stage does not indicate that the carrying values of the reporting unit exceeds it’s fair values, the second stage is not required. When the first stage indicates potential impairment, the Company completes the second stage of the impairment test and compares the implied fair value of the reporting units goodwill to the corresponding carrying value of goodwill. See Note 10 to the Consolidated Financial Statements for further details.

Intangible assets other than goodwill

Intangible assets with an indefinite life are not amortized but are reviewed at least annually for impairment or more frequently, if facts and circumstances indicate such need. Intangible assets consist primarily of acquired trademarks. The Company has acquired trademark rights to various brands, which were capitalized as part of the purchase price allocation process in connection with acquisitions of Bols, Polmos Bialystok, Parliament and Russian Alcohol. These trademarks include Soplica, Żubrówka, Absolwent, Royal, Palace, Parliament, Green Mark, Zhuravli, Kauffman Vodka, Urozhay and the trademark rights to Bols Vodka in Poland, Hungary and Russia. Management considers trademarks associated with high or market-leader brand recognition within their market segments to be indefinite-lived assets, based on the length of time they have existed, the comparatively high volumes sold and their general market positions relative to other products in their respective market segments.

Based on this and together with the evidence provided by analyses of vodka products life cycles, market studies, competitive and environmental trends, we believe that these trademarks will continue to generate cash flows for an indefinite period of time, and that the useful lives of these trademarks are therefore indefinite.

In order to support value of trademarks the Company calculates the fair value of trademarks using a discounted cash flow approach based on five year forecast discounted to present value. See Note 11 for further details.

Additional intangible assets include the valuation of customer contracts arising as a result of acquisitions, these intangible assets are amortized over their estimated useful life of 8 years.

Impairment of long lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows the asset is deemed to be impaired. An impairment charge is recognized for the amount by which the carrying amount of an asset exceeds its estimated fair value.

Accounting for Business Combinations

Effective January 1, 2009, all business combinations are accounted for in accordance with ASC Topic 805 “Business Combinations.”

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

Adoption of the requirements of ASC Topic 810 resulted as of December 31, 2009 in a net decrease in assets of $108 million, liabilities of $85 million and non-controlling interest of $23 million As of December 31, 2010 the Company held 50% minus one vote of the voting power and 80% of the total economic shares of Whitehall.

On February 7, 2011, the Company entered into a definitive Share Sale and Purchase Agreement and registration rights agreement, in accordance with the terms that were agreed by the parties on November 29, 2010. Pursuant to these agreements, among other things and upon the terms and subject to the conditions contained therein, we received 20% of the economic and 51%

of the voting interest in the Whitehall Group (“Whitehall”) previously not owned by us, as well as the global intellectual property rights for the Kauffman Vodka brand. In exchange we paid total consideration of $93.2 million including $17.5 million for the intellectual property rights for the Kauffman Vodka brand.

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

Russian Alcohol Group

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

Assets and liabilities of business held for sale

On July 28, 2011, the Company committed to sell First Tula Distillery (“Tula”), a production plant in Russia. As part of the ongoing restructuring process in Russia, in order to optimize the efficiency of the Russian segment of the Company’s operations, the Company decided to shut down Tula’s operations. Starting in August 2011, all production activity has been suspended and all of the employees were terminated. The Company recognized a RUR 221.6 million (approximately $7.4 million) loss, related to the classifications of the assets at the lower of carrying amount or estimated fair value less costs to sell. The Company is currently looking for a buyer of Tula’s assets and would expect to close this transaction within one-year timeframe.

In the consolidated balance sheet we present in a separate line fixed assets of Tula as of December 31, 2011 and December 31, 2010 of $0.7 million and $8.6 million respectively, as assets held for sale.

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

See Note 16 to our Consolidated Financial Statements for more information regarding stock-based compensation.

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which amends Accounting Standards Codification (“ASC”) Topic 350, “Intangibles—Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For such reporting units, Step 2 of the goodwill impairment test is required if qualitative factors exist that indicate it is more likely than not that a goodwill impairment exists. The provisions of ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted the provisions of ASU 2010-28 in 2011 and such adoption did not have a material impact on the Company’s results of operations, financial condition or its disclosures.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment”, which amends the qualitative factor examples in ASC 350 and permits an entity to elect the option to assess qualitative factors to determine whether it is necessary to perform the first step in the two-step impairment testing process. ASU No. 2011-08 is effective for annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company adopted the provisions of ASU No. 2011-08 in 2011 and such adoption did not have a material impact on the Company’s results of operations, financial condition or its disclosures.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”), which amends ASC 820, “Fair Value Measurement”. ASU No. 2011-04 modifies ASC 820 to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, ASU No. 2011-04 provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. ASU No. 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. The Company does not expect such adoption will have a material impact on its results of operations, financial condition or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. ASU No. 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under ASU No. 2011-05, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. ASU No. 2011-05 is effective for publicly traded companies as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption of ASU No. 2011-05 is permitted, but full retrospective application is required. As the Company reports comprehensive income within its consolidated Statement of Changes in Stockholder’s Equity, the adoption of ASU No. 2011-05 will impact the presentation of the Company’s consolidated financial statements beginning in the first quarter of 2012.

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $556 million	$5.6 million gain/loss

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Central European Distribution Corporation

We have audited the accompanying consolidated balance sheet of Central European Distribution Corporation as of December 31, 2011, and the related consolidated statement of operations, consolidated statement of changes in stockholders’ equity, and consolidated statement of cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central European Distribution Corporation as of December 31, 2011, and the consolidated results of its operations and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Central European Distribution Corporation will continue as a going concern. As more fully described in Note 1, certain of the Company’s credit and factoring facilities are coming due in 2012 and will need to be renewed to manage its working capital needs. Furthermore, the Company’s current cash on hand, estimated cash from operations and available credit facilities will not be sufficient to repay the Convertible Senior Notes when they become due on March 15, 2013. Moreover, the Company has incurred a net loss and significant impairment charges in 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Central European Distribution Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an adverse opinion thereon.

/s/ Ernst & Young Audit sp. z o.o.

Warsaw, Poland

February 29, 2012

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Central European Distribution Corporation

We have audited Central European Distribution Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Central European Distribution Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls over the financial statement close process and the development of management estimates.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Central European Distribution Corporation. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2011 consolidated financial statements and this report does not affect our report dated February 29, 2012, which expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding Central European Distribution Corporation’s ability to continue as a going concern.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Central European Distribution Corporation has not maintained effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

/s/ Ernst & Young Audit sp. z o.o.

Warsaw, Poland

February 29, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Central European Distribution Corporation

In our opinion, the consolidated balance sheet as of December 31, 2010 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2010 present fairly, in all material respects, the financial position of Central European Distribution Corporation (the “Company”) and its subsidiaries at December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 3 and 4 to the consolidated financial statements, the Company changed the method of accounting for the Whitehall Group from consolidation to the equity method and its presentation of the distribution business to discontinued operations in 2010.

/s/ PricewaterhouseCoopers Sp. z o.o.
Warsaw, Poland

March 1, 2011

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED BALANCE SHEETS

Amounts in columns expressed in thousands

(except share and per share information)

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$94,410	$122,324
Accounts receivable, net of allowance for doubtful accounts at December 31, 2011 of $23,112 and at December 31, 2010 of $20,357	466,317	478,379
Inventories	116,897	93,678
Prepaid expenses	16,982	10,092
Other current assets	20,007	25,110
Deferred income taxes	8,455	80,956
Debt issuance costs	2,962	2,739

Total Current Assets	726,030	813,278

Intangible assets	463,848	627,342
Goodwill	666,653	1,450,273
Property, plant and equipment, net	179,478	192,863
Deferred income taxes, net	22,295	44,028
Equity method investment in affiliates	0	243,128
Debt issuance costs	13,550	16,656
Non-current assets held for sale	675	8,614

Total Non-Current Assets	1,346,499	2,582,904

Total Assets	$2,072,529	$3,396,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$144,801	$114,958
Bank loans and overdraft facilities	85,762	45,359
Income taxes payable	8,766	5,102
Taxes other than income taxes	188,307	182,232
Other accrued liabilities	44,501	55,070
Current portions of obligations under capital leases	1,109	758
Deferred consideration	0	5,000

Total Current Liabilities	473,246	408,479
Long-term obligations under capital leases	532	1,175
Long-term obligations under Convertible Senior Notes	304,645	299,122
Long-term obligations under Senior Secured Notes	932,764	951,636
Long-term accruals	2,027	2,572
Deferred income taxes	92,945	168,527
Commitments and contingencies (Note 17)

Total Long-Term Liabilities	1,332,913	1,423,032
Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 72,740,302 and 70,752,670 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively)	727	708
Preferred Stock ($0.01 par value, 1,000,000 shares authorized, none issued and outstanding)	0	0
Additional paid-in-capital	1,369,471	1,343,639
(Accumulated deficit) / Retained earnings	(1,131,566)	160,250
Accumulated other comprehensive income	27,888	60,224
Less Treasury Stock at cost (246,037 shares at December 31, 2011 and December 31, 2010, respectively)	(150)	(150)

Total Stockholders’ Equity	266,370	1,564,671

Total Liabilities and Stockholders’ Equity	$2,072,529	$3,396,182

The accompanying notes are an integral part of the consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in columns expressed in thousands

(except per share information)

	Year ended December 31,
	2011	2010	2009
Sales	$1,782,602	$1,573,702	$1,532,352
Excise taxes	(905,015)	(862,165)	(842,938)
Net sales	877,587	711,537	689,414
Cost of goods sold	538,218	383,671	340,482

Gross profit	339,369	327,866	348,932

Selling, general and administrative expenses	270,731	219,609	192,763
Consideration true-up	0	0	15,000
Gain on remeasurement of previously held equity interests	(7,898)	0	(63,605)
Impairment charge	1,057,819	131,849	20,309

Operating income / (loss)	(981,283)	(23,592)	184,465

Non operating income / (expense), net
Interest income / (expense), net	(111,649)	(104,866)	(73,468)
Other financial income / (expense), net	(139,952)	6,773	25,193
Amortization of deferred charges	0	0	(38,501)
Other non operating income / (expense), net	(17,913)	(13,572)	(934)

Income / (loss) before taxes and equity in net income from unconsolidated investments	(1,250,797)	(135,257)	96,755

Income tax benefit / (expense)	(32,205)	28,114	(18,495)
Equity in net income / (losses) of affiliates	(8,814)	14,254	(5,583)

Income / (loss) from continuing operations	(1,291,816)	(92,889)	72,677

Discontinued operations
Income / (loss) from operations	0	(11,815)	9,410
Income tax benefit / (expense)	0	37	(1,050)

Income / (loss) on discontinued operations	0	(11,778)	8,360

Net income / (loss)	(1,291,816)	(104,667)	81,037

Less: Net income attributable to noncontrolling interests in subsidiaries	0	0	2,708

Net income / (loss) attributable to CEDC	(1,291,816)	(104,667)	78,329

Income / (loss) from continuing operations per share of common stock, basic	($17.90)	($1.32)	$1.35
Income / (loss) from discontinued operations per share of common stock, basic	$0.00	($0.17)	$0.16
Net income / (loss) from operations per share of common stock, basic	($17.90)	($1.49)	$1.51
Income / (loss) from continuing operations per share of common stock, diluted	($17.90)	($1.32)	$1.35
Income / (loss) from discontinued operations per share of common stock, diluted	$0.00	($0.17)	$0.15
Net income / (loss) from operations per share of common stock, diluted	($17.90)	($1.49)	$1.50

The accompanying notes are an integral part of the consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

Amounts in columns expressed in thousands

(except per share information)

							Additional Paid-in Capital	Retained Earnings	Accumu- lated other comprehen- sive income of continuing operations	Accumu- lated other comprehen- sive income of discontinued operations	Non- controlling interest in subsidiaries	Total
	Common Stock
	Common Stock		Preferred Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2008	47,345	$473	0	$0	246	($150)	$816,490	$186,588	($39,170)	$29,280	$14,606	$1,008,117

Net income / (loss) for 2009	0	0	0	0	0	0	0	78,329	0	0	2,708	81,037
Foreign currency translation adjustment	0	0	0	0	0	0	0	0	122,164	11,036	(4,018)	129,182

Comprehensive income / (loss) for 2009	0	0	0	0	0	0	0	78,329	122,164	11,036	(1,310)	210,219
Common stock issued in public placement	17,935	179	0	0	0	0	486,967	0	0	0	0	487,146
Common stock issued in connection with options	63	1	0	0	0	0	4,634	0	0	0	0	4,635
Common stock issued in connection with acquisitions	4,069	41	0	0	0	0	81,156	0	0	0	0	81,197
Acquisition of Russian Alcohol Group	0	0	0	0	0	0	0	0	0	0	50,000	50,000
Purchase of Russian Alcohol Group shares from noncontrolling interest	0	0	0	0	0	0	(29,401)	0	0	0	(52,382)	(81,783)
Purchase of Whitehall Group shares from noncontrolling interest	0	0	0	0	0	0	(20,195)	0	0	0	0	(20,195)
Gross up on trademarks in Parliament	0	0	0	0	0	0	0	0	0	0	15,993	15,993
Purchase of Parliament Group shares from noncontrolling interest	0	0	0	0	0	0	(43,260)	0	0	0	(26,907)	(70,167)
Balance at December 31, 2009	69,412	$694	0	$0	246	($150)	$1,296,391	$264,917	$82,994	$40,316	$0	$1,685,162

Net income / (loss) for 2010	0	0	0	0	0	0	0	(104,667)	0	0	0	(104,667)
Foreign currency translation adjustment	0	0	0	0	0	0	0	0	(22,770)	(40,316)	0	(63,086)

Comprehensive income for 2010	0	0	0	0	0	0	0	(104,667)	(22,770)	(40,316)	0	(167,753)
Common stock issued in connection with options	263	3	0	0	0	0	5,915	0	0	0	0	5,918
Common stock issued in connection with acquisitions	1,078	11	0	0	0	0	41,333	0	0	0	0	41,344
Balance at December 31, 2010	70,753	$708	0	$0	246	($150)	$1,343,639	$160,250	$60,224	$0	$0	$1,564,671

Net income for 2011	0	0	0	0	0	0	0	(1,291,816)	0	0	0	(1,291,816)
Foreign currency translation adjustment	0	0	0	0	0	0	0	0	(32,336)	0	0	(32,336)

Comprehensive income for 2011	0	0	0	0	0	0	0	(1,291,816)	(32,336)	0	0	(1,324,152)
Common stock issued in connection with options	90	1	0	0	0	0	2,676	0	0	0	0	2,677
Common stock issued in connection with acquisitions	1,897	18	0	0	0	0	23,156	0	0	0	0	23,174
Balance at December 31, 2011	72,740	$727	0	$0	246	($150)	$1,369,471	($1,131,566)	$27,888	$0	$0	$266,370

The accompanying notes are an integral part of the consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Amounts in columns expressed in thousands

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities of continuing operations
Net income / (loss)	($1,291,816)	($104,667)	$81,037
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Net loss from discontinued operations	0	11,778	(8,360)
Depreciation and amortization	19,718	16,947	11,274
Deferred income taxes	35,533	(41,591)	(34,941)
Unrealized foreign exchange (gains) / losses	139,728	(2,911)	(38,760)
Cost of debt extinguishment	0	14,114	0
Stock options fair value expense	2,605	3,206	3,782
Dividends received	0	10,859	10,868
Hedge fair value revaluation	0	0	9,160
Equity (income)/loss in affiliates	8,814	(14,254)	5,583
Gain on fair value remeasurement of previously held equity interest	(7,898)	0	(32,727)
Impairment charge	1,057,819	131,849	20,309
Amortization of deferred charges	0	0	38,501
Impairments related to assets held for sale	7,355	0	0
Other non cash items	4,074	21,970	(1,175)
Changes in operating assets and liabilities:
Accounts receivable	60,604	(19,812)	(21,433)
Inventories	(2,857)	(5,828)	35,590
Prepayments and other current assets	(115)	518	27,906
Trade accounts payable	(6,773)	5,243	(92,552)
Other accrued liabilities and payables (including taxes)	2,968	(56,807)	75,690

Net cash provided by operating activities from continuing operations	29,759	(29,386)	89,752

Cash flows from investing activities of continuing operations
Purchase of fixed assets	(15,075)	(6,194)	(16,080)
Proceeds from the disposal of fixed assets	511	0	3,874
Purchase of intangibles (licenses)	(693)	0	0
Changes in restricted cash	0	481,419	(481,419)
Purchase of trademarks	(17,473)	(6,000)	0
Disposal of subsidiaries	0	124,160	0
Acquisitions of subsidiaries, net of cash acquired	(24,124)	(135,964)	(573,504)

Net cash provided by / (used in) investing activities from continuing operations	(56,854)	457,421	(1,067,129)

Cash flows from financing activities of continuing operations
Borrowings on bank loans and overdraft facility	57,512	63,853	5,810
Payment of bank loans, overdraft facility and other borrowings	(47,417)	(174,251)	(112,084)
Payment of long-term borrowings	0	(19,098)	(265,517)
Net borrowings of Senior Secured notes	0	67,561	929,569
Payment of Senior Secured Notes	0	(367,954)	0
Repayment of obligation to former shareholders	0	0	(28,814)
Hedge closure	0	0	(14,417)
Decrease in short term capital leases payable	(76)	0	(535)
Increase in short term capital leases payable	0	976	0
Issuance of shares in public placement	0	0	490,974
Transactions with equity holders	0	7,500	(7,876)
Options exercised	72	3,550	854

Net cash provided by / (used in) financing activities from continuing operations	10,091	(417,863)	997,964

Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	0	2,806	19,527
Net cash provided by investing activities of discontinued operations	0	(330)	(2,596)
Net cash provided by financing activities of discontinued operations	0	100	(11,656)

Net cash used in discontinued operations	0	2,576	5,275

Adjustment to reconcile the change in cash balances of discontinued operations	0	(2,576)	(5,275)
Currency effect on brought forward cash balances	(10,910)	(14,287)	21,213
Net increase / (decrease) in cash	(27,914)	(4,115)	41,800
Cash and cash equivalents at beginning of period	122,324	126,439	84,639

Cash and cash equivalents at end of period	$94,410	$122,324	$126,439

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$23,174	$41,344	$81,197

Supplemental disclosures of cash flow information
Interest paid	$103,836	$111,535	$68,865
Income tax paid	$5,139	$29,544	$16,270

The accompanying notes are an integral part of the consolidated financial statements.

1. Organization and Significant Accounting Policies

Organization and Description of Business

Central European Distribution Corporation (“CEDC”), a Delaware corporation incorporated on September 4, 1997, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. We are one of the largest producers of vodka in the world and are Central and Eastern Europe’s largest integrated spirit beverages business, measured by total volume, with approximately 33.2 million nine-liter cases produced and distributed in 2011. Our business primarily involves the production and sale of our own spirit brands (principally vodka), and the importation on an exclusive basis of a wide variety of spirits, wines and beers. Our primary operations are conducted in Poland, Russia and Hungary. Additionally in 2010, we opened up a new operation in Ukraine to import and sell our vodkas, primarily Green Mark. We have six operational manufacturing facilities located in Poland and Russia.

In Poland, we are one of the largest vodka producers with a brand portfolio that includes Absolwent, Żubrówka, Żubrówka Biała, Bols, Palace and Soplica brands, each of which we produce at our Polish distilleries. We produce and sell vodkas primarily in three of four vodka sectors: premium, mainstream and economy. In Poland, we also own and produce Royal, the top-selling vodka in Hungary.

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

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As discussed further in Note 14, our Convertible Senior Notes (the “Convertible Notes”) are due on March 15, 2013. Our current cash on hand, estimated cash from operations and available credit facilities will not be sufficient to make the repayment and the Company may default on the Convertible Notes. The Company’s cash flow forecasts include the assumption that certain credit and factoring facilities that are coming due in 2012 will be renewed to manage working capital needs. Moreover, the Company had a net loss and significant impairment charges in 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has developed several plans to mitigate the risks of default, including strategic alliance with several investors, including Mr. Roustam Tariko and Russian Standard Corporation, sale of certain assets, an exchange of the Convertible Notes and issuing new equity. While we believe that the Company will be able to settle the Convertible Notes before March 15, 2013, there can be no assurance regarding these matters. However, we believe that cash on hand, cash from operations and pending successful renewal of available credit and factoring facilities will be sufficient to fund our anticipated cash requirements for working capital purposes and normal capital expenditures, for at least the next twelve months.

Significant Accounting Policies

The significant accounting policies and practices followed by the Company are as follows:

Basis of Presentation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The Company consolidates all entities in which it has a controlling interest. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies. The subsidiaries’ financial statements have been adjusted to reflect US GAAP.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation and Transactions

For all of the Company’s subsidiaries the functional currency is the local currency. Assets and liabilities of these operations are translated to the reporting currency at the exchange rate in effect at each year-end. The Statements of Operations are translated at the average rate of exchange prevailing during the respective year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of stockholders’ equity. Transaction adjustments arising from operations as well as gains and losses from any specific foreign currency transactions are included in the reported net income/(loss) for the period.

The accompanying consolidated financial statements have been presented in U.S. dollars.

Fair value measurements

The Company measures certain assets and liabilities at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company. uses a fair value hierarchy, which gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of inputs used to measure fair value are:

Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 –	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of substantially all of the Company’s assets is based on observable inputs, including readily available quoted market prices, which meet the definition of a Level 1 or Level 2 input.

Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line method over the following useful lives:

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

The Company expenses de minimis amounts up to $1,500 per fixed asset additions as incurred.

The Company periodically reviews its investment in property, plant and equipment and when indicators of impairment exist, an impairment loss is recognized. No impairments in property, plant and equipment have been recognized in the accompanying financial statements.

Goodwill

Goodwill and certain intangible assets having indefinite lives are not subject to amortization. Their book values are tested annually for impairment, or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired, which could result from significant adverse changes in the business climate and declines in the value of our business. Such indicators may include a sustained decline in our stock price; a decline in our expected future cash flows; adverse change in the economic or business environment; the testing for recoverability of a significant asset group, among others. Fair value measurement techniques, such as the discounted cash flow methodology, are utilized to assess potential impairments. The testing of goodwill is performed at each reporting unit level. The Company performs impairment test in two stages. If the first stage does not indicate that the carrying values of the reporting unit exceeds it’s fair values, the second stage is not required. When the first stage indicates potential impairment, the Company completes the second stage of the impairment test and compares the implied fair value of the reporting units goodwill to the corresponding carrying value of goodwill. See Note 10 for further details.

Intangible assets other than goodwill

Intangible assets with an indefinite life are not amortized but are reviewed at least annually for impairment or more frequently, if facts and circumstances indicate such need. Intangible assets consist primarily of acquired trademarks. The Company has acquired trademark rights to various brands, which were capitalized as part of the purchase price allocation process in connection with acquisitions of Bols, Polmos Bialystok, Parliament and Russian Alcohol. These trademarks include Soplica, Żubrówka, Absolwent, Royal, Palace, Parliament, Green Mark, Zhuravli, Kauffman Vodka, Urozhay and the trademark rights to Bols Vodka in Poland, Hungary and Russia. Management considers trademarks associated with high or market-leader brand recognition within their market segments to be indefinite-lived assets, based on the length of time they have existed, the comparatively high volumes sold and their general market positions relative to other products in their respective market segments.

Based on this and together with the evidence provided by analyses of vodka products life cycles, market studies, competitive and environmental trends, we believe that these trademarks will continue to generate cash flows for an indefinite period of time, and that the useful lives of these trademarks are therefore indefinite.

In order to support value of trademarks the Company calculates the fair value of trademarks using a discounted cash flow approach based on five year forecast discounted to present value. See Note 11 for further details.

Additional intangible assets include the valuation of customer contracts arising as a result of acquisitions, these intangible assets are amortized over their estimated useful life of 8 years.

Impairment of long lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows the asset is deemed to be impaired. An impairment charge is recognized for the amount by which the carrying amount of an asset exceeds its estimated fair value.

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

Revenue Dilution

As part of normal business terms with customers, the Company provides for additional discounts and rebates off our standard list price for all of the products we sell. These revenue reductions are documented in our contracts with our customers and are typically associated with annual or quarterly purchasing levels as well as payment terms. These rebates are divided into on-invoice and off-invoice discounts. The on-invoice reductions are presented on the sales invoice and deducted from the invoice gross sales value. The off-invoice reductions are calculated based on the analysis performed by management and are provided for in the same period the related sales are recorded. Discounts or fees that are subject to contractual based term arrangements are amortized over the term of the contract. For the years ended December 31, 2011, 2010 and 2009, the Company recognized $120.3 million, $172.9 million and $112.8 million of off invoice rebates as a reduction to net sales, respectively.

Certain sales contain customer acceptance provisions that grant a right of return on the basis of either subjective criteria or specified objective criteria. Where appropriate a provision is made for product return, based upon a combination of historical data as well as depletion information received from our larger clients. The Company’s policy is to closely monitor inventory levels with key distribution customers to ensure that we do not create excess stock levels in the market which would result in a return of sales in the future. Historically sales returns from customers has averaged less than 1% of our net sales revenue.

Accounts Receivable

Accounts receivables are recorded based on the invoice price, inclusive of VAT (sales tax), and where a delivery note has been signed by the customer and returned to the Company. The allowances for doubtful accounts are based on our experience with past due accounts, collectability, history of write-offs, aging of accounts receivable, our analysis of customer data and our relationships with and the economic status of our customers. Individual trade receivables are provided against when management deems them not to be fully collectable. The Company typically does not provide for past due amounts due from large international retail chains (hypermarkets and supermarkets) as there have historically not been any issues with collectibility of these amounts.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method or first-in, first-out (FIFO).

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

Income Taxes and Deferred Taxes

The provision for income taxes is determined using the liability method. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities. The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year and manner in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Provision is made currently for taxes payable on remittances of overseas earnings; no provision is made for taxes on overseas retained earnings that are deemed to be permanently reinvested.

The Company uses a comprehensive model to recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on an income tax return. The Company recognizes interest expense and penalties related to unrecognized tax benefits within income tax expense.

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

The Company does not create a specific fund designated for these payments and all payments related to the benefits are charged to the accrued liability. The provision for the employees’ benefits is calculated annually using the projected unit method and any losses or gains resulting from the valuation are immediately recognized in the Consolidated Statement of Operations.

The Company also contributes to public and privately managed defined contribution plans. Contributions to defined contribution plans are charged to the Consolidated Statement of Operations in the period in which they are incurred.

Employee Stock-Based Compensation

The Company recognizes stock-based compensation costs for its share-based options, measured at the fair value of each award at the time of grant, as an expense over the vesting period of the instrument. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is also required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

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

As of December 31, 2011, the Polish zloty and Russian ruble exchange rates used to translate the balance sheet weakened compared to the exchange rate as of December 31, 2010, and as a result a loss to comprehensive income was recognized.

Segment Reporting

The Company primarily operates in one industry segment, the production and sale of alcoholic beverages. As a result of the Company’s expansion in 2008 and 2009 into new geographic areas, namely Russia, the Company has implemented a segmental approach to the business based upon geographic locations.

Net Income/(loss) per Common Share

Net income per common share is calculated in accordance with ASC Topic 260 “Earnings per Share.” Basic earnings/(loss) per share (EPS) are computed by dividing income/(loss) available to common shareholders by the weighted-average number of common shares outstanding for the year. The stock options and warrants discussed in Note 16 were included in the computation of diluted earnings/(losses) per common share in Note 22.

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which amends Accounting Standards Codification (“ASC”) Topic 350, “Intangibles—Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For such reporting units, Step 2 of the goodwill impairment test is required if qualitative factors exist that indicate it is more likely than not that a goodwill impairment exists. The provisions of ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted the provisions of ASU 2010-28 in 2011 and such adoption did not have a material impact on the Company’s results of operations, financial condition or its disclosures.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment”, which amends the qualitative factor examples in ASC 350 and permits an entity to elect the option to assess qualitative factors to determine whether it is necessary to perform the first step in the two-step impairment testing process. ASU No. 2011-08 is effective for annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company adopted the provisions of ASU No. 2011-08 in 2011 and such adoption did not have a material impact on the Company’s results of operations, financial condition or its disclosures.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”), which amends ASC 820, “Fair Value Measurement”. ASU No. 2011-04 modifies ASC 820 to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, ASU No. 2011-04 provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. ASU No. 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. The Company does not expect such adoption will have a material impact on its results of operations, financial condition or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. ASU No. 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under ASU No. 2011-05, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. ASU No. 2011-05 is effective for publicly traded companies as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption of ASU No. 2011-05 is permitted, but full retrospective application is required. As the Company reports comprehensive income within its consolidated Statement of Changes in Stockholder’s Equity, the adoption of ASU No. 2011-05 will impact the presentation of the Company’s consolidated financial statements beginning in the first quarter of 2012.

2. Acquisitions

Russian Alcohol Acquisition

On February 4, 2011, pursuant to the agreement dated November 9, 2009, with Kylemore International Invest Corporation (“Kylemore”), an indirect minority stockholder of the Russian Alcohol Group (“Russian Alcohol”), the Company paid $5 million as a final settlement related to Russian Alcohol acquisition.

Whitehall Group Acquisition

On February 7, 2011, the Company entered into a definitive Share Sale and Purchase Agreement and registration rights agreement, in accordance with the terms that were agreed by the parties on November 29, 2010. Pursuant to these agreements, among other things and upon the terms and subject to the conditions contained therein, we received 20% of the economic and 51% of the voting interest in the Whitehall Group (“Whitehall”) previously not owned by us, as well as the global intellectual property rights for the Kauffman Vodka brand. In exchange we paid total consideration of $93.2 million including $17.5 million for the intellectual property rights for the Kauffman Vodka brand.

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

The following table sets forth the unaudited pro forma results of operations of the Company for the years ended December 31, 2011 and 2010. The unaudited pro forma results of operations give effect to the Company’s acquisitions as if they occurred on January 1, 2011 and 2010. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of deferred financing costs, interest expense on the acquisition financing, and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would actually have been if the aforementioned transactions had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	Year ended December 31,
	2011	2010
	(unaudited)	(unaudited)
Net sales	$884,082	$897,344
Net income	($1,292,099)	($86,848)

Net income per share data:
Basic earnings per share of common stock	($17.90)	($0.04)
Diluted earnings per share of common stock	($17.90)	($0.04)

The net sales and net income of Whitehall for the period since the acquisition date on February 7, 2011 until December 31, 2011 amounts to $154.6 million and $9.0 million respectively.

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

3. Impact of ASC Topic 810 on accounting for Whitehall

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

ASU 2009-17 was effective for the Company from January 1, 2010. Due to the revision of ASC Topic 810, including the redefining of ‘control’, and because the day-to-day control over the business has been delegated to the CEO—Mark Kaufman and the list of activities for which the Company has overview is limited, the Company changed the accounting treatment for its 49% voting interest in Whitehall from consolidation to the equity method of accounting.

Adoption of the requirements of ASC Topic 810 resulted as of December 31, 2009 in a net decrease in assets of $108 million, liabilities of $85 million and non-controlling interest of $23 million As of December 31, 2010 the Company held 50% minus one vote of the voting power and 80% of the total economic shares of Whitehall. For details on Whitehall acquisition please refer to Note 2.

4. Discontinued operations

For the purpose of financial reporting we analyzed the requirements of US GAAP (mainly ASC 360-10 PP&E and ASC 205-20 Presentation of Financial Statements) and concluded that as of March 31, 2010, the Company’s distribution business met the required criteria defined in these standards and therefore it was necessary to present its distribution business, described below, as a component held for sale and as discontinued operations. There were no changes in that determination in the following periods until the sales transaction date of August 2, 2010.

On April 8, 2010, the Company, through its wholly owned subsidiary Carey Agri International Poland sp. z o.o. (“Carey Agri), entered into a Preliminary Agreement on Sale of Shares (the “Preliminary Agreement”) with Eurocash S.A. (“Eurocash”) pursuant to which (i) the Company agreed to sell all shares of Astor sp. z o.o., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne sp. z o.o., Damianex S.A., Delikates sp. z o.o., Miro sp. z o.o., MTC sp. z o.o., Multi-Ex S.A., Onufry S.A., Panta-

Hurt sp. z o.o., Polskie Hurtownie Alkoholi sp. z o.o., Premium Distributors sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi “Agis” S.A., Przedsiebiorstwo Handlu Spozywczego sp. z o.o. and Saol Dystrybucja sp. z o.o., representing 100% of the Company’s distribution business in Poland to Eurocash and (ii) Eurocash agreed to pay total consideration of 400 million Polish zlotys ($137 million) in cash, on a debt free, cash free basis, subject to potential price adjustments (if any) and Polish anti-trust approval (the “Total Consideration”).

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

As already mentioned above, on August 2, 2010 the Company has closed the sale of 100% of its distribution business in Poland to Eurocash SA for a purchase price of 378.6 million Polish zlotys in cash, on a debt free, cash free basis, after all price adjustments. As shown in the table below resulting from disposal the Company realized in the year ended December 31, 2010, a gain on sale amounting to $35.2 million being the difference between the value of the net assets of the disposed business decreased by costs associated directly to disposal and cash received by the Company.

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

	Year ended December 31,
	2011	2010	2009
Net sales	$0	$348,898	$633,394
Earnings/(losses) from operations before taxes	0	(18,812)	9,410
Gain on disposal of discontinued operations	0	35,165	0
Taxes on earnings—operations	0	37	(1,050)
Goodwill Impairment	0	(28,168)	0

Earnings/(losses) from discontinued operations	$0	($11,778)	$8,360

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

5. Assets and liabilities of business held for sale

On July 28, 2011, the Company committed to sell First Tula Distillery (“Tula”), a production plant in Russia. As part of the ongoing restructuring process in Russia, in order to optimize the efficiency of the Russian segment of the Company’s operations, the Company decided to shut down Tula’s operations. Starting in August 2011, all production activity was suspended and all of the employees were terminated. The Company recognized a RUR 221.6 million (approximately $7.4 million) loss, related to the classifications of the assets at the lower of carrying amount or estimated fair value less costs to sell. The Company is currently looking for a buyer of Tula’s assets.

In the consolidated balance sheet we present in a separate line fixed assets of Tula as of December 31, 2011 and December 31, 2010 of $0.7 million and $8.6 million respectively, as assets held for sale.

6. Sale of accounts receivable

On February 24, 2011, two subsidiaries of the Company, namely CEDC International sp. z o.o. (“CEDC International”) and Polmos Białystok S.A. (“Polmos Bialystok”), entered into factoring arrangements (“Factoring Agreements”) with ING Commercial Finance Polska (“ING Polska”) for the sale up to 290.0 million Polish zlotys (approximately $84.9 million) of receivables. The Factoring Agreements terminate on April 30, 2012 and provide for two types of factoring, recourse and non-recourse factoring. The Factoring Agreements are set for renewal on May 1, 2012. On January 1, 2012, the total limit under the Factoring Agreements was reduced from PLN 290 million ($84.9 million) to PLN 250 million ($73.2 million) and starting from March 1, 2012 it will be reduced to PLN 220 million ($64.4 million).

As of December 31, 2011 the total balance of receivables under factoring amounted to 279.3 million Polish zlotys (approximately $81.7 million) of the 290 million Polish zlotys limit available.

For the twelve months ended December 31, 2011, the Company sold receivables in the amount of 1,364.6 million Polish zlotys ($454.9 million) and recognized a loss on the sale in the statement of operations in the amount of 9.2 million Polish zlotys ($2.9 million) in respect of the non-recourse factoring. The Company has no continuing involvement with the sold non-recourse receivables.

On October 14, 2010, Russian Alcohol entered into a factoring agreement (“Factoring Agreement”) with Gazprombank OJSC (“GPB”) for the sale up to 1,022 million Russian rubles (approximately $36.5 million) of receivables. The Factoring Agreement is an ongoing agreement, which provides for factoring with recourse. However, due to changes in Russian legislation, the Company discontinued its factoring in Russia in September 2011.

During the year ended December 31, 2011, the Company sold receivables in the amount of 754.4 million Russian rubles (approximately $23.6 million), and recognized a loss on the sale in the statement of operations for the twelve months ended December 31, 2011 in the amount of 3.4 million Russian rubles (approximately $0.1 million). During 2010, the Company did not sell any receivables.

As of December 31, 2011, the liabilities from factoring with recourse amounted to $7.3 million and are included in the short term bank loans in the balance sheet. Corresponding receivables from factoring with recourse are presented under accounts receivable in the balance sheet.

7. Allowances for Doubtful Accounts

Changes in the allowance for doubtful accounts during each of the three years in the period ended December 31, were as follows:

	Year ended December 31,
	2011	2010	2009
Balance, beginning of year	$20,357	$10,066	$11,768
Effect of FX movement on opening balance	(2,725)	1,770	454
Change in provision for bad debts – reported in statement of operations	5,480	8,521	5,194
Charge-offs, net of recoveries	0	0	(7,350)

Balance, end of year	$23,112	$20,357	$10,066

8. Property, plant and equipment

Property, plant and equipment, presented net of accumulated depreciation in the consolidated balance sheets, consists of:

	December 31,
	2011	2010
Land and buildings	$102,615	$109,660
Equipment	113,962	119,427
Motor vehicles	15,671	15,884
Motor vehicles under lease	3,008	2,915
Computer hardware and software	25,486	14,794

Total gross book value	260,742	262,679

Less—Accumulated depreciation	(80,333)	(69,221)
Less—Accumulated depreciation of leases	(931)	(595)

Total	$179,478	$192,863

9. Inventory

The following table summarizes our inventories:

	December 31,
	2011	2010
Raw materials and supplies	$22,237	$26,847
In-process inventories	2,655	3,314
Finished goods and goods for resale	92,005	63,517

Total	$116,897	$93,678

Because of the nature of the products supplied by the Company, great attention is paid to inventory rotation. The number of days in inventory decreased from at approximately 90 days as of December 31, 2010 to approximately 80 days as of December 31, 2011. Where goods are estimated to be obsolete or unmarketable they are written down to a value reflecting the net realizable value in their relevant condition.

10. Goodwill

Goodwill results from the Company’s acquisitions of Bols, Polmos Bialystok, Parliament, Russian Alcohol, Whitehall and Bols Hungary.

Goodwill, as at December 31, 2009	$1,484,072
Foreign exchange impact	(33,799)

Goodwill, as at December 31, 2010	$1,450,273

Impairment charges during the period	(930,127)
Acquisitions during the period	269,555
Foreign exchange impact	(123,048)

Goodwill, as at December 31, 2011	$666,653

Accumulated impairment related to goodwill as of December 31, 2011 amounts to $930.1 million. No impairment charges on goodwill were recognized in prior years.

        Impairment test on goodwill performed as of September 30, 2011

During the third quarter of 2011, the Company was closely monitoring events or changes in circumstances that might impact the assumptions used in the four year business model and identified certain impairment indicators that would trigger the need for an impairment test, including sustained difference in enterprise market capitalization and book value, performance of reporting units below expectations, changing of sales channel and product mix, declining vodka markets in Poland and Russia and market disruptions from relicensing in Russia. The identified impairment indicators related to the following reporting units: Poland Core Business Unit and Russia Core Business Unit. Based on these events, the Company determined that it was more likely than not that the fair value of our reporting units was less than their respective carrying amounts and accordingly, the Company performed a goodwill impairment test as of September 30, 2011.

As of September 30, 2011, in order to support the value of goodwill, the Company calculated the fair value of the reporting units using a discounted cash flow approach based on the following assumptions:

•

Risk free rates for Poland and Russia used for calculation of discount rate were based upon yield of long term bonds denominated in US dollars issued by Polish and Russian governments as of September 30, 2011. When estimating discount rates to be used for the calculation we have taken into account current market conditions in Poland and Russia separately. As a result of our assumptions and calculations, the following discount rates of 9.09% and 11.03% for Poland and Russia, respectively, have been determined. These inputs were determined utilizing primarily Level 1 inputs.

•

The Company estimated the growth rates in projecting cash flows for each of our reporting group separately, based on a detailed four year plan related to each reporting unit. These inputs were determined utilizing primarily Level 2 inputs.

•	The Company estimated the terminal value growth rates of 2.5% for Polish unit and 3.5% for Russian reporting unit. These inputs were determined utilizing primarily Level 2 inputs.

Based on goodwill impairment test as of September 30, 2011, it was determined that the carrying value of our Core Business unit in Russia and Poland exceeded its fair value. The primary reasons for this was the continuous decline in spirits market in Poland and Russia, the cannibalization of premium brands by mainstream brands resulting in lower margins in Poland, as well as, relicensing process in Russia for wholesalers in the second and third quarter of current year that resulted in decrease in number of active wholesalers in the market. As a result, the Company completed step two of the impairment test, and compared the implied fair value of the reporting unit’s goodwill to the carrying amount of the reporting unit’s goodwill. As the carrying amount of the reporting unit’s goodwill for Core Business unit in Russia and Poland was greater than the implied fair value of a the underlying reporting units’ goodwill values, an impairment loss was recognized for the excess amounting to $546.8 million using the exchange rates as of September 30, 2011.

    Impairment test on goodwill performed as of December 31, 2011

At December 31, 2011, the Company performed its annual impairment test of goodwill. The Company tested fair value of the following reporting units: Poland Core Business Unit, Russia Core Business Unit, Poland Fine Wines Unit, Russia Import Unit and Hungary Unit. In order to support its value, the Company calculated the fair value of the reporting units using a discounted cash flow approach based on the following assumptions:

•

Risk free rates for Poland, Russia and Hungary used for calculation of discount rate were based on the yield of long term bonds denominated in US dollars issued by Polish, Russian and Hungarian governments as of December 31, 2011. When estimating discount rates to be used for the calculation we have taken into account current market conditions in Poland, Russia and Hungary separately. As a result of our assumptions and calculations, the following discount rates of 9.54%, 11.03% and 12.27% for Poland, Russia and Hungary, respectively have been determined. These inputs were determined utilizing primarily Level 1 inputs.

•

The Company estimated the growth rates in projecting cash flows for each of our reporting group separately, based on a detailed five year plan related to each reporting unit. These inputs were determined utilizing primarily Level 2 inputs.

•

The Company estimated the terminal value growth rates of 2.5% for Polish reporting units, 3.25% for Russian reporting units and 2.7% for its Hungarian unit. These inputs were determined utilizing primarily Level 2 inputs.

Based on goodwill impairment test as of December 31, 2011, it was determined that the carrying value of our Core Business unit in Russia exceeded their fair value. The primary reasons for this was the continuous decline in spirits market, changes in consumer behavior and increasing discount pressures from customers in Russia. As a result, the Company completed step two of the impairment test, and compared the implied fair value of the reporting unit’s goodwill to the carrying amount of the reporting unit’s goodwill. As the carrying amount of the reporting unit’s goodwill for Core Business unit in Russia was greater than the implied fair value of a the underlying reporting units’ goodwill values, an impairment loss was recognized for the excess amounting to $383.3 million.

As a result of tests performed during 2011 described above total impairment charge recognized for the year ended December 31, 2011 amounts to $930.1 million.

11. Intangible Assets other than Goodwill

The major components of intangible assets are:

Non-amortizable intangible assets:
Trademarks as at December 31, 2009	$772,954
Impairment charge	(131,849)
Acquisitions during the period	6,000
Foreign exchange impact	(19,884)

Trademarks as at December 31, 2010	627,221

Amortizable intangible assets:
Customer relationships as at December 31, 2009	847
Acquisitions during the period	0
Less accumulated amortization	(694)
Foreign exchange impact	(32)

Customer relationships as at December 31, 2010	121

Total intangible assets as at December 31, 2010	$627,342

Non-amortizable intangible assets:
Trademarks as at December 31, 2010	$627,221
Impairment charge	(127,692)
Acquisitions during the period	17,473
Foreign exchange impact	(59,621)

Trademarks as at December 31, 2011	457,381

Amortizable intangible assets:
Customer relationships as at December 31, 2010	121
Acquisitions during the period	8,200
Less accumulated amortization	(1,139)
Foreign exchange impact	(715)

Customer relationships as at December 31, 2011	6,467

Total intangible assets as at December 31, 2011	$463,848

Accumulated impairment related to trademarks as of December 31, 2011 and December 31, 2010 amounts to $279.8 million and $152.1 million, respectively.

    Impairment test on trademarks performed as of September 30, 2011

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

As of September 30, 2011 in order to support the value of trademarks, the Company calculated the fair value of trademarks using a discounted cash flow approach based on the following assumptions:

•

Risk free rates for Poland and Russia used for calculation of discount rate were based on the yield of long term bonds denominated in US dollars issued by Polish and Russian governments as of September 30, 2011. When estimating discount rates to be used for the calculation we have taken into account current market conditions in Poland and Russia separately. As a result of our assumptions and calculations, we have determined discount rates of 9.09% and 11.03% for Poland and Russia, respectively. These inputs were determined utilizing Level 1 inputs.

•

The Company estimated the growth rates in projecting cash flows for each of our trademarks separately, based on four year plan assumptions related to each trademark. These inputs were determined utilizing Level 2 inputs.

•	The Company estimated the terminal value growth rates of 2.5% for Polish trademarks and from 1.5% to 3.5% for Russian trademarks. These inputs were determined utilizing primarily Level 2 inputs.

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

As a result the Company recorded an impairment charge on the trademarks value of $127.7 million during the third quarter of 2011 using the exchange rates as of September 30, 2011.

Impairment test on trademarks performed as of December 31, 2011

At December 31, 2011, the Company performed its annual impairment test of trademarks, and in order to support its value the Company calculated the fair value of trademarks using a discounted cash flow approach based on the following assumptions:

•

Risk free rates for Poland, Russia and Hungary used for calculation of discount rate were based on the yield of long term bonds denominated in US dollars issued by Polish, Russian and Hungarian governments as of December 31, 2011. When estimating discount rates to be used for the calculation we have taken into account current market conditions in Poland, Russia and Hungary separately. As a result of our assumptions and calculations, the following discount rates of 9.54%, 11.03% and 12.27% for Poland, Russia and Hungary, respectively have been determined. These inputs were determined utilizing primarily Level 1 inputs.

•

The Company estimated the growth rates in projecting cash flows for each of our trademarks separately, based on five year plan related to each trademark. These inputs were determined utilizing primarily Level 2 inputs.

•

The Company estimated the terminal value growth rates of 2.5% for Polish trademarks, from 1.50% to 3.25% for Russian trademarks and at 2.7% in relation to Hungarian trademark. These inputs were determined utilizing primarily Level 2 inputs.

Based upon the above analysis performed, the Company has determined that the fair market value of the trademarks is above its carrying value and no impairment charge was recorded as a result of the test performed as of December 31, 2011.

The change in the recorded book value of trademarks between December 31, 2011 and December 31, 2010 resulted mainly from the recognized impairment charge during the year described above, acquisition of the Kauffman Vodka trademark for $17.5 million and foreign exchange translation differences of $59.7 million caused by depreciation of the Polish zloty and Russian ruble against the U.S. dollar.

12. Equity method investments in affiliates

We hold the following investments in unconsolidated affiliates:

		Carrying Value
	Type of affiliate	December 31, 2011	December 31, 2010
Whitehall Group	Equity-Accounted Affiliate	$0	$243,128

	Total Carrying value	$0	$243,128

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

On March 30, 2011, the Company through its ownership of Whitehall sold its stake in MH to Moet Hennessey. As of the completion of this transaction, Whitehall no longer has any direct ownership stake in MH, however, it will continue cooperation with MH as a key distributor in the Russian market.

The Company received $10.9 million of dividends from Whitehall during the year ended December 31, 2010 and $7.6 million of dividends received from January 1, 2011 through February 7, 2011, when Whitehall was consolidated under the equity method.

The summarized financial information of investments are shown in the below table with the balance sheet financial information reflecting Whitehall and MH accounted under the equity method as of December 31, 2010. The results from operations for the year ended December 31, 2011 include the results of Whitehall from January 1, 2011 to February 7, 2011 and MH from January 1, 2011 to March 30, 2011.

	Total December 31, 2011	Total December 31, 2010
Current assets	$0	$142,256
Noncurrent assets	0	101,329
Current liabilities	0	101,966
Noncurrent liabilities	0	0

	Total Year ended December 31, 2011	Total Year ended December 31, 2010
Net sales	$6,494	$185,807
Gross margin	1,995	62,798
Operating profit	(9,975)	15,598
Income from continuing operations	(11,018)	17,818
Net income	(11,018)	17,818
Net income/(loss) attributable to CEDC	(8,814)	14,254

13. Accrued liabilities

The major components of accrued liabilities are:

	December 31,
	2011	2010
Operating accruals	$34,790	$45,213
Accrued interest	9,711	9,857

Total	$44,501	$55,070

14. Borrowings

Bank Facilities

As of December 31, 2011, the Company had total bank overdraft facility of PLN 23.8 million ($7.0 million) from Bank Zachodni WBK S.A. and Bank Handlowy w Warszawie S.A. of which PLN 20.0 million ($5.9 million) was drawn and PLN 3.8 million ($1.1 million) was available in Poland. Based on the original agreement the overdraft was to be paid off on December 17, 2011. This term was extended until January 15, 2012 based on the amendment dated April 21, 2011. On January 15, 2012, this facility was fully repaid and closed.

As of December 31, 2011, the Company has outstanding liability of €28.5 million ($36.8 million) from the term loans from Zenit Bank, Alfa Bank and Raiffeisen Bank drawn by Whitehall.

The loan agreement with Zenit Bank dated March 29, 2011, matures on June 6, 2012. The credit limit under this loan agreement is €10 million ($12.9 million) and the loan is released in tranches maturing in 365 days, no later than March 29, 2012. The loan was released in six tranches between March 29, 2011, and September 13, 2011, repayable between February 17, 2012 and May 18, 2012. As of December 31, 2011, the Company has outstanding liability of €8.5 million ($11.0 million) from this term loan.

The loan agreement with Alfa Bank dated July 22, 2008, matures on November 16, 2013. The credit limit under this agreement is €15 million ($19.4 million) and the loan is released in tranches maturing within three, six or nine months, depending if they are pledged on inventory. The loan was released in eight tranches between April 6, 2011, and December 28, 2011, repayable between January 6, 2012 and May 7, 2012. As of December 31, 2011 €10 million ($12.9 million) of this limit was granted to the Company. The Company repaid the first three tranches amounting to €4 million ($5.2 million) in January 2012.

The loan agreement with Raiffeisen Bank dated July 6, 2010, matures on July 6, 2012. The credit limit under this agreement is €10 million ($12.9 million) and the loan is released in tranches maturing within five to six months. The loan was released in eight tranches between March 15, 2011, and December 26, 2011, repayable between March 15, 2012, and July 6, 2012. As of December 31, 2011, the Company has outstanding liability of €10 million ($12.9 million) from this term loan.

The aforementioned loans drawn by Whitehall have no financial covenants that need to be met and are guaranteed by Whitehall companies. The loans from Zenit Bank and Alfa Bank are also secured on the Company’s inventory.

As of December 31, 2011, the Company also has outstanding total liability of 1,146.9 million Russian rubles ($35.6 million) from term loans from Unicredit and JSC Grand Invest Bank, as well as, an overdraft facility from Deutsche Bank drawn by Russian Alcohol.

The loan agreement with Unicredit dated May 24, 2011, matures on November 27, 2012. This loan has no financial covenants and is secured by goods up to 720 million Russian rubles ($22.4 million) and guarantees given by companies of Russian Alcohol. As of December 31, 2011, the Company has outstanding liability of 600.0 million Russian rubles ($18.7 million) from this term loan.

The loan agreement with JSC Grand Invest Bank dated November 25, 2011, matures on November 23, 2012. This loan has no financial covenants that need to be met. As of December 31, 2011, the Company has outstanding liability of 297.0 million Russian rubles ($9.2 million) from this term loan.

The overdraft agreement with Deutsche Bank dated November 10, 2011, matures on November 10, 2012 and was drawn primarily to service purchases made to satisfy the an import contract with Brown-Forman. The credit limit under this agreement is 250 million Russian rubles ($7.8 million). This loan has no financial covenants and is guaranteed by Brown-Forman. As of December 31, 2011, the Company has outstanding liability of 249.9 million Russian rubles ($7.8 million) from this overdraft.

As of December 31, 2011, the Company had available to use under existing overdraft facility in Hungary approximately 450.0 million Hungarian forints ($1.9 million) from an overdraft available in Hungary.

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

As of December 31, 2011 the Company had accrued interest of $2.7 million related to the Convertible Senior Notes, with the next coupon due for payment on March 15, 2012. Total obligations under the Convertible Senior Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	December 31,	December 31,
	2011	2010
Convertible Senior Notes	$310,000	$310,000
Unamortized debt discount	(1,070)	(2,311)
Debt discount	(4,285)	(8,567)

Total	$304,645	$299,122

The ASC Topic 470-20 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability ($290.3 million as of the date of the issuance of the CSNs) and equity components ($19.7 million as of the date of the issuance of the CSNs) of the instrument. The debt component was recognized at the present value of its cash flows discounted using a 4.5% discount rate, our borrowing rate at the date of the issuance of the CSNs for a similar debt instrument without the conversion feature. The equity component, recorded as additional paid-in capital, was $12.8 million, which represents the difference between the proceeds from the issuance of the CSNs and the fair value of the liability, net of deferred taxes of $6.9 million as of the date of the issuance of the CSNs. ASC Topic 470-20 also requires an accretion of the resultant debt discount over the expected life of the CSNs, which is March 7, 2008 to March 15, 2013. For the year ended December 31, 2011, December 31, 2010 and December 31, 2009, the additional pre-tax non-cash interest expense recognized in the consolidated statement of operations was $4.3 million, $4.1 million and $3.9 million, respectively. Accumulated amortization related to the debt discount was $15.4 million and $11.1 million as of December 31, 2011 and December 31, 2010, respectively. The annual pre-tax increase in non-cash interest expense on our consolidated statements of operations to be recognized until 2013, the maturity date of the CSNs, amounts to $4.3 million.

Senior Secured Notes due 2016

On December 2, 2009, the Company issued $380 million 9.125% Senior Secured Notes due 2016 and €380 million ($491.1 million) 8.875% Senior Secured Notes due 2016 (the “2016 Notes”) in an unregistered offering to institutional investors. The Company used a portion of the net proceeds from the 2016 Notes to redeem the Company’s outstanding 2012 Notes, having an aggregate principal amount of €245.4 million ($317.1 million) on January 4, 2010. The remainder of the net proceeds from the 2016 Notes was used to (i) purchase Lion Capital’s remaining equity interest in Russian Alcohol by exercising the Lion Option and the Co-Investor Option, pursuant to the terms and conditions of the Lion Option Agreement and the Co-Investor Option Agreement, respectively (ii) repay all amounts outstanding under Russian Alcohol credit facilities; and (iii) repay certain other indebtedness.

On December 9, 2010, the Company issued an additional €50.0 million ($64.6 million) 8.875% Senior Secured Notes due 2016 (the “2016 Notes”) in an unregistered offering to institutional investors. The Company used the net proceeds from the additional 2016 Notes to repay its term loans and overdraft facilities with Bank Handlowy w Warszawie S.A and Bank Zachodni WBK S.A.

As of December 31, 2011 and December 31, 2010 the Company had accrued interest of $7.0 million and $7.1 million respectively, related to the Senior Secured Notes due 2016, with the next coupon due for payment on June 1, 2012.

	December 31,	December 31,
	2011	2010
Senior Secured Notes due 2016	$935,971	955,296
Unamortized debt discount	(3,207)	(3,660)

Total	$932,764	$951,636

The following table presents repayment schedule related to principal amounts of our Convertible Senior Notes, Senior Secured Notes and all bank loan facilities.

December 31, 2011
2012	$78,504
2013	304,645
2014	0
2015	0
2016 and beyond	932,764

Total	$1,315,913

15. Income and Deferred Taxes

The Company operates in several tax jurisdictions primarily: the United States of America, Poland, Hungary, Russia and Ukraine. All subsidiaries file their own corporate tax returns as well as account for their own deferred tax assets and liabilities. The Company does not file a tax return in United States of America based upon its consolidated income, but does file a return in the United States based on the statements of operations for transactions occurring in the United States of America.

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

The Company files income tax returns in the U.S., Poland, Hungary, Russia and Ukraine, as well as in various other countries throughout the world in which we conduct our business. The major tax jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2006 in the U.S., 2006 in Poland and Hungary, 2008 in Russia and 2008 in Ukraine.

	Year ended December 31,
	2011	2010	2009
Tax at statutory rate	($437,779)	($47,340)	$33,864
Tax rate differences	198,254	18,279	(15,259)
Valuation allowance for net operating losses	71,621	29,675	2,611
Permanent differences	200,109	(28,728)	(2,721)

Income tax expense	$32,205	($28,114)	$18,495

Total income tax payments during 2011, 2010 and 2009 were $5,139 thousand, $29,544 thousand and $16,270 thousand respectively. CEDC has paid no U.S. income taxes and has net operating U.S. loss carry-forward totaling $23,332 thousand.

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2011	2010	2009
Deferred tax assets
Accrued expenses, deferred income and prepaid, net	$10,999	$11,163	$15,693
Allowance for doubtful accounts receivable	3,050	6,493	6,252
Fair value adjustments from acquisitions in Russia	23,152	66,797	42,769
Unrealized foreign exchange losses	30,031	8,510	13,386
Net operating loss carry-forward benefit, gross	54,708	70,596	45,910
Valuation allowance	(74,071)	(35,778)	(4,380)

Net deferred tax asset	$47,869	$127,781	$119,630

Deferred tax liability
Trademarks	78,956	110,832	140,592
Unrealized foreign exchange gains	14,592	535	12,266
Remeasurement of previously held equity interest in subsidiaries	1,265	47,354	49,182
Property, plant and equipment revaluation	6,735	0	0
Customer relationships	1,425	0	0
Timing differences in finance type leases	339	349	0
Deferred income	1,265	276	563
ASC 470 impact	1,500	2,998	4,433
Other	3,989	8,980	1,036

Net deferred tax liability	$110,064	$171,324	$208,072

Total net deferred tax asset	47,869	127,781	119,630
Total net deferred tax liability	110,064	171,324	208,072

Total net deferred tax	(62,195)	(43,543)	(88,442)

Classified as
Current deferred tax asset	8,455	80,956	82,609
Non-current deferred tax asset	22,295	44,028	27,123
Non-current deferred tax liability	(92,945)	(168,527)	(198,174)

Total net deferred tax	($62,195)	($43,543)	($88,442)

During the years ended December 31, 2011 and December 31, 2010, the Company recorded additional valuation allowances, associated with its Polish and Russian operations in the amounts of $74.1 million and $35.8 million, respectively. The valuation allowance relates primarily to losses carried forward, that we believe it is more likely than not that these losses will not be utilized in the future.

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

CEDC’s state and federal income tax returns are also subject to examination by the U.S. tax authorities. The IRS is auditing the Company’s 2009 and 2010 federal income tax returns. As the application of tax laws and regulations, and transactions are susceptible to varying interpretations, amounts reported in the consolidated financial statements could be changed at a later date upon final determination by the tax authorities.

16. Stock Option Plans and Warrants

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

A summary of the Company’s stock option and restricted stock units activity, and related information for the twelve month periods ended December 31, 2011, 2010 and 2009 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2009	1,350,252	$28.65
Granted	200,625	$19.94
Exercised	(59,827)	$14.27
Forfeited	(9,500)	$60.92

Outstanding at December 31, 2009	1,481,550	$27.85
Exercisable at December 31, 2009	1,051,550	$23.18

Outstanding at January 1, 2010	1,481,550	$27.85
Granted	82,000	$28.70
Exercised	(194,650)	$18.83
Forfeited	(28,500)	$38.60
Expired	(40,000)	$26.25

Total Options	Number of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2010	1,300,400	$29.06
Exercisable at December 31, 2010	970,450	$30.78

Outstanding at January 1, 2011	1,300,400	$29.06
Granted	161,250	$17.14
Exercised	(18,125)	$3.93
Forfeited	(27,833)	$28.80
Expired	(93,325)	$26.85

Outstanding at December 31, 2011	1,322,367	$27.81
Exercisable at December 31, 2011	1,044,125	$29.27

Nonvested restricted stock units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2009	68,555	$51.42
Granted	25,009	$24.89
Vested	(2,740)	$34.51
Forfeited	(11,750)	$45.00

Nonvested at December 31, 2009	79,074	$44.63

Nonvested at January 1, 2010	79,074	$44.63
Granted	49,752	$27.34
Vested	(22,100)	$34.66
Forfeited	(27,576)	$46.81

Nonvested at December 31, 2010	79,150	$35.82

Nonvested at January 1, 2011	79,150	$35.82
Granted	125,678	$9.82
Vested	(31,267)	$43.20
Forfeited	(10,604)	$16.61

Nonvested at December 31, 2011	162,957	$15.15

Nonvested restricted stock	Number of Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2010	0	$0.00
Granted	46,001	$29.84
Vested	0	$0.00
Forfeited	0	$0.00

Nonvested at December 31, 2010	46,001	$29.84

Nonvested at January 1, 2011	46,001	$29.84
Granted	47,618	$21.01
Vested	(1,000)	$35.01
Forfeited	(7,501)	$29.73

Nonvested at December 31, 2011	85,118	$24.85

During the year ended December 31, 2011, the range of exercise prices for outstanding options was $2.00 to $60.92. During 2011, the weighted average remaining contractual life of options outstanding was 5.3 years. Exercise prices for options exercisable as of December 31, 2011 ranged from $2.00 to $60.92.

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of December 31, 2011, the Company has not changed the terms of any outstanding awards.

During the year ended December 31, 2011, the Company recognized compensation cost of $2.6 million and a related deferred tax asset of $0.5 million.

As of December 31, 2011, there was $2.5 million of total unrecognized compensation cost related to non-vested stock options, restricted stock and restricted stock units granted under the Plan. The costs are expected to be recognized over a weighted average period of 12 months between 2012 and 2015.

Total cash received from exercise of options during the year ended December 31, 2011 amounted to $72 thousand.

For the year period ended December 31, 2011, the compensation expense related to all options was calculated based on the fair value of each option grant using the binomial distribution model. The Company has never paid cash dividends and does not currently have plans to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on average of implied and historical volatility projected over the remaining term of the options. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	2011	2010
Fair Value	$7.60	$12.57
Dividend Yield	0%	0%
Expected Volatility	66.1%	68.2%
Weighted Average Volatility	66.1%	68.2%
Risk Free Interest Rate	3%	3% - 5%
Expected Life of Options from Grant	3.2	3.2

17. Commitments and Contingent Liabilities

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

Operating Leases and Rent Commitments

The Company makes rental payments for real estate, vehicles, office, computer, and manufacturing equipment under operating leases. The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of December 31, 2011:

2012	$11,670
2013	9,130
2014	8,722
2015	8,148
2016	5,536
Thereafter	2,976

Total	$46,182

During the fourth quarter of 2011, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease as of December 31, 2011 are as follows:

2012	$1,109
2013	488
2014	44

Gross payments due	$1,641
Less interest	115

Net payments due	$1,526

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

In addition, under new legislation effective since August 1, 2011 the producer purchasing spirit alcohol must a) prepay the excise tax in full or b) provide the relevant tax body with a bank guarantee in the full amount of the excise tax before purchasing to secure payment of the excise tax. This bank guarantee serves as insurance that the excise tax is paid in time.

Under this requirement Russian Alcohol signed a “guarantee line” agreement with multiple banks pursuant to which it was provided with a guarantee limit of 18.5 billion Russian rubles (approximately $578.1 million) for a period from 2 to 5 years.

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

As of December 31, 2011, the Company has bank guarantees related to customs duties on imported goods in Poland of $1.8 million.

Legal proceedings

From time to time we are involved in legal proceedings arising in the normal course of our business, including opposition and cancellation proceedings with respect to trademarks similar to some of our brands, and other proceedings, both in the United States and elsewhere. Except as set forth below, we are not currently involved in or aware of any pending or threatened proceedings that we reasonably expect, either individually or in the aggregate, will result in a material adverse effect on our consolidated financial statements.

On October 24, 2011, a class action complaint titled Steamfitters Local 449 Pension Fund vs. Central European Distribution Corporation, et al., was filed in the United States District Court, District of New Jersey on behalf of a putative class of all purchasers of our common stock from August 5, 2010 through February 28, 2011 against us and certain of our officers. The complaint seeks unspecified money damages and alleges violations of federal securities law in connection with alleged materially false and misleading statements and/or omissions regarding our business, financial results and prospects in our public statements and public filings with the U.S. Securities & Exchange Commission for the second and third quarters of 2010, relating to declines in our vodka portfolio, our need to take an impairment charge relating to the deterioration in fair value of certain of our brands in Poland and negative financial results from the launch of Zubrówka Biala, a new vodka product. Subsequent to the above complaint, a second, substantially identical class action complaint titled Tim Schuler v. Central European Distribution Corporation, et al., was filed in the same court. Motions to consolidate the two cases and for the appointment of lead plaintiff and lead counsel have been filed and are awaiting decision. As a result, no response to the complaints has yet been filed. The Company intends to mount a vigorous defense to the claims asserted.

On November 11, 2011, a purported shareholder derivative action, titled Ying Yeung v. William V. Carey, et al., was filed in the United States District Court, District of New Jersey against the current members of our board of directors (and against the Company as the nominal defendant), seeking unspecified damages on behalf of the Company. A second, substantially identical shareholder derivative complaint, titled Russell Partch v. William V. Carey, et al., was subsequently filed in the same court. Plaintiff alleges that our directors breached their fiduciary duties of care, good faith and loyalty to the Company by failing to establish and maintain adequate internal controls and by failing to exercise proper oversight over management, which would have prevented the Company from disseminating the allegedly false and misleading statements to shareholders that are the subject of the securities class action litigation described above. The derivative actions are at a very preliminary stage, and no response to the complaints has yet been filed.

Although we believe the allegations in the class and derivative complaints are without merit, these types of lawsuits can be protracted, time-consuming, distracting to management and expensive and, whether or not the claims are ultimately successful, could ultimately have an adverse effect on our business.

18. Stockholders’ Equity

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

19. Interest income / (expense), net

For the years ended December 31, 2011, 2010 and 2009 respectively, the following items are included in Interest income / (expense), net:

	Twelve months ended December 31,
	2011	2010	2009
Interest income	$1,380	$4,450	$10,930
Interest expense	(113,029)	(109,316)	(84,398)

Total interest (expense), net	($111,649)	($104,866)	($73,468)

20. Other non-operating income / (expense)

For the years ended December 31, 2011, 2010 and 2009, respectively, the following items are included in Other financial income / (expense):

	Twelve months ended December 31,
	2011	2010	2009

Early redemption call premium	$0	($14,115)	$0
Write-off of unamortized offering costs	0	(4,076)	0
Dividend received	0	7,642	0
Professional service expense related to the sale of the distribution	0	(2,000)	0
Impairments related to assets held for sale	(7,355)	0	0
Factoring costs and bank fees	(5,652)	(2,267)	0
Other gains / (losses)	(4,906)	1,244	(934)

Total other non operating income / (expense), net	($17,913)	($13,572)	($934)

Other non-operating items in the twelve month period ended December 31, 2010 include early redemption call premium as well as write-off of unamortized offering costs both related to the 2012 Senior Secured Notes that were refinanced with the new 2016 Senior Secured Notes in January 2010.

21. Other financial income / (expense)

For the year ended December 31, 2011, 2010 and 2009, the following items are included in Other financial income / (expense):

	Twelve months ended December 31,
	2011	2010	2009
Foreign exchange impact related to foreign currency financing	($144,558)	$5,046	$23,659
Foreign exchange impact related to long term Notes receivable	0	0	17,400
Hedge closure	0	0	(2,979)
Early redemption costs connected with debt facility	0	0	(13,916)
Other gains / (losses)	4,606	1,727	1,029

Total other financial income / (expense), net	($139,952)	$6,773	$25,193

22. Earnings/(loss) per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Twelve months ended December 31,
	2011	2010	2009
Basic:
Net income / (loss) from continuing operations, net of noncontrolling interests in subsidiaries	($1,291,816)	($92,889)	$72,677
Income / (loss) on discontinued operations	0	(11,778)	8,360

Net income / (loss)	($1,291,816)	($104,667)	$81,037

Weighted average shares of common stock outstanding (used to calculate basic EPS)	72,172	70,058	53,772
Net effect of dilutive employee stock options based on the treasury stock method	44	216	208

Weighted average shares of common stock outstanding (used to calculate diluted EPS)	72,216	70,274	53,980
Net income / (loss) per common share—basic:
Continuing operations	($17.90)	($1.32)	$1.35
Discontinued operations	$0.00	($0.17)	$0.16

	($17.90)	($1.49)	$1.51

Net income / (loss) per common share—diluted:
Continuing operations	($17.90)	($1.32)	$1.35
Discontinued operations	$0.00	($0.17)	$0.15

	($17.90)	($1.49)	$1.50

Employee stock options grants have been included in the above calculations of diluted earnings per share since the exercise price is less than the average market price of the common stock during the twelve months periods ended December 31, 2011, 2010 and 2009. In addition there is no adjustment to fully diluted shares related to the Convertible Senior Notes as the average market price was below the conversion price for the period.

23. Fair value measurements

Financial Instruments and Their Fair Values

Financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, bank loans, overdraft facilities, Convertible Senior Notes and Secured Senior Notes. The monetary assets represented by these financial instruments are primarily located in Poland, Hungary and Russia. Consequently, they are subject to currency translation risk when reporting in U.S. Dollars.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash and cash equivalents, accounts receivable, accounts payable and overdraft facilities—the carrying amount approximates fair value because of the short maturity of those instruments.

•	Convertible Senior Notes and Secured Senior Notes — the market value of these bonds as of December 31, 2011 amounts to $248.0 million and $702.7 million, respectively.

24. Operating segments

The Company operates and manages its business based upon three primary geographic segments: Poland, Russia and Hungary. Selected financial data split based upon this segmentation assuming elimination of intercompany revenues and profits is shown below: Segment information represents only continuing operations.

	Segment Net Sales
	Year ended December 31,
	2011	2010	2009
Segment
Poland	$230,515	$220,411	$258,727
Russia	616,065	460,605	394,102
Hungary	31,007	30,521	36,585

Total Net Sales	$877,587	$711,537	$689,414

	Operating income / (loss)
	Year ended December 31,
	2011	2010	2009
Segment
Poland before fair value adjustments	$27,345	$33,550	$67,675
Gain on remeasurement of previously held equity interests	7,898	0	63,605

Contingent consideration true-up	0	0	(15,000)
Impairment charge	(213,687)	(131,849)	(20,309)

Poland after fair value adjustments	(178,444)	(98,299)	95,971

Russia before fair value adjustments	42,713	77,732	90,696
Impairment charge	(844,132)	0	0

Russia after fair value adjustments	(801,419)	77,732	90,696

Hungary	5,448	5,442	6,149
Corporate Overhead
General corporate overhead	(4,263)	(5,261)	(4,569)
Option Expense	(2,605)	(3,206)	(3,782)

Total Operating income / (loss)	($981,283)	($23,592)	$184,465

	Equity in the net income/(loss) of investees accounted for by the equity method Year ended December 31,
	2011	2010	2009
Segment
Poland	$0	$0	$0
Russia	(8,814)	14,254	(5,583)
Hungary	0	0	0

Total equity in the net income of investees accounted for by the equity method	($8,814)	$14,254	($5,583)

	Depreciation / amortization and depletion expense
	Year ended December 31,
	2011	2010	2009
Segment
Poland	$2,276	$2,123	$2,664
Russia	8,187	5,467	3,442
Hungary	361	406	439
General corporate overhead	13	6	33

Total depreciation	$10,837	$8,002	$6,578

	Income tax
	Year ended December 31,
	2011	2010	2009
Segment
Poland	($44,282)	($47,954)	($630)
Russia	24,123	16,173	19,993
Hungary	606	785	329
General corporate overhead	51,758	2,882	(1,197)

Total income tax	$32,205	($28,114)	$18,495

	Identifiable Operating Assets
	December 31,	December 31,
	2011	2010
Segment
Poland	$601,966	$1,168,206
Russia	1,424,529	2,189,694
Hungary	20,265	33,495
Corporate	25,769	4,787

Total Identifiable Assets	$2,072,529	$3,396,182

	Goodwill
	December 31,	December 31,
	2011	2010
Segment
Poland	$252,080	$387,448
Russia	408,464	1,055,772
Hungary	6,109	7,053

Total Goodwill	$666,653	$1,450,273

25. Quarterly financial information (Unaudited)

The Company’s net sales, gross profit, operating income and net income for 2011 and 2010 have been allocated to quarters using the same proportion as our previously reported data. The table below demonstrates the movement and significance of seasonality in the statements of operations. For further information, please refer to Item 6. Selected Financial Data.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2011	2010	2011	2010	2011	2010	2011	2010
Net sales	$156,711	$149,806	$211,957	$175,597	$228,850	$157,760	$280,069	$228,374
Seasonality	17.9%	21.1%	24.2%	24.7%	26.1%	22.2%	31.9%	32.1%
Gross profit	59,337	74,132	85,242	88,478	93,108	77,312	101,682	87,944
Gross profit %	37.9%	49.5%	40.2%	50.4%	40.7%	49.0%	36.3%	38.5%
Operating income / (loss)	9,358	25,254	16,824	41,226	(645,164)	29,073	(362,301)	(119,145)
Income / (loss) on discontinued operations	0	(34,873)	0	(7,922)	0	31,017	0	0
Net income / (loss)	$1,121	($23,364)	$3,014	($77,996)	($839,850)	$99,896	($456,101)	($103,203)

Net income / (loss) from operations per share of common stock, basic	$0.02	($0.34)	$0.04	($1.11)	($11.59)	$1.42	($6.29)	($1.46)
Net income / (loss) from operations per share of common stock, diluted	$0.02	($0.34)	$0.04	($1.11)	($11.59)	$1.41	($6.29)	($1.46)

For the quarters where net loss was recognized, the “net income / (loss) from operations per share of common stock, diluted” was calculated without the net effect of dilutive employee stock option based on the treasury stock method, while it would have had antidilutive impact.

Seasonality is calculated as a percent of full year sales recognized in the relevant quarter.

26. Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
(In thousands)	2011	2010	2009
Net Sales to External Customers (a):
United States	$2,794	$1,847	$1,257
International
Poland	218,993	208,849	242,625
Russia	531,749	414,414	388,193
Hungary	31,370	30,818	36,585
Other	92,681	55,609	20,754

Total international	874,793	709,690	688,157

Total	$877,587	$711,537	$689,414

Long-lived assets (b):
United States	$6	$17	$19
International
Poland	208,431	631,684	760,237
Russia	457,128	483,312	499,532
Hungary	731	962	977

Total international	666,290	1,115,958	1,260,746

Total consolidated long-lived assets	$666,296	$1,115,975	$1,260,765

(a)	Net sales to external customers based on the location to which the sale was delivered.
(b)	Long-lived assets primarily consist of property, plant and equipment and trademarks.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A	Controls and Procedures

Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of 31 December 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2011 because of the material weaknesses set forth below

Management’s report on internal control over financial reporting

Central European Distribution Corporation’s (the “Company”) management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.”

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Responsibility for the financial statements and other information presented throughout the Annual Report on Form 10-K rests with the management of the Company. The Company believes that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include certain amounts based on management´s best estimates and judgments.

As a result of management’s recently completed assessment of our internal control over financial reporting as of December 31, 2011, management concluded that there were two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our financial statement closing process, including transformation of our statutory financial statements into US GAAP consolidated financial statements, contains design and operating deficiencies causing material errors in one or more of the line items in our financial statements which have occurred and were not detected on a timely basis by management in the normal course of business.

The Company did not have effective controls around its financial close process, including the level of analysis and review of complex and judgmental accounting issues, primarily because it did not have a sufficient number of accounting personnel with an appropriate level of accounting knowledge, experience and training in the application of US GAAP commensurate with the Company’s financial reporting requirements. These control deficiencies resulted in material misstatements of the Company’s consolidated financial statements, which were identified and corrected. All significant accounts in the consolidated financial statements are impacted by this material weakness.

The Company did not maintain effective controls over the accuracy and completeness of the data used for the purposes of developing certain management estimates and reviews of data used proved ineffective. Specifically, management has determined that its controls were not designed and in place to ensure that estimates were properly reported. Specifically, data used in the development of management estimates for the purposes of calculating impairment charges for goodwill and trademarks, allowance for deferred taxes and retroactive rebates for customers was not accurate or complete, review of these estimates did not detect these deficiencies and resulted in material misstatements of the consolidated financial statements, which were identified and corrected.

As a result of management’s recently completed assessment of our internal control over financial reporting as of December 31, 2011 management has determined that these material weaknesses exist, and management has concluded that our internal control over financial reporting, was ineffective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting has been audited by our independent registered public accounting firm as stated in their report appearing in Item 8, which expresses an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

Remediation Initiatives

We will implement measures designed to remediate the material weaknesses described above and, in the short term, to mitigate the potential adverse effects of these material weaknesses.

The Company has begun analyzing and considering the steps need to remediate the material weakness described above relating to the financial statement close process. The Company has considered, and intends to undertake in the near future, a number of steps to design and implement more effective internal controls, including, but not limited to:

1. Assessing the resources and needs of our corporate finance and reporting department at both the corporate and subsidiary levels after which we will restructure the department and supplement with additional qualified personnel.

2. Establishing an ongoing program of education for our corporate finance and reporting employees, specifically including US GAAP and the application of accounting pronouncements.

Changes to Internal Control over Financial Reporting

We have identified, as reported above, two material weaknesses as of December 31, 2011:

1. The Company did not have did not have a sufficient number of accounting and existing personnel do not have an appropriate level of accounting knowledge, experience and training in the application of US GAAP.

2. The Company did not maintain effective controls over accuracy and completeness of the data used for the purposes of developing certain management estimates and reviews of data.

Except for these two material weaknesses, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The Audit Committee

The Audit Committee is established to assist the Board of Directors in fulfilling its legal and ethical compliance oversight responsibilities, including oversight of the integrity of the Company’s financial reporting process and the system of internal controls over financial reporting. One of the principal responsibilities of the Committee is to review the annual audited financial statements with management and the independent auditors with respect to, amongst other things, the adequacy of internal controls that could significantly affect the Company’s financial statements. In carrying out its responsibilities and duties, the Committee must rely on the knowledge and expertise of management and the internal auditors. Management is responsible for preparing the Company’s financial statements and ensuring that they are complete, accurate and in accordance with generally accepted accounting principles. The implementation of the remediation initiatives described above has been reviewed with, and approved by, the Audit Committee.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information regarding our executive officers and directors required by this item is incorporated into this annual report by reference to our definitive proxy statement for our 2012 annual meeting of stockholders.

Item 11.	Executive Compensation.

The information regarding executive compensation required by this item is incorporated into this annual report by reference to our definitive proxy statement for our 2012 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information regarding security ownership of certain beneficial owners and management is incorporated into this annual report by reference to our definitive proxy statement for our 2012 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions.

The information regarding certain relationships and related transactions required by this item is incorporated into this annual report by reference to our definitive proxy statement for our 2012 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services.

The information regarding principal accountant fees and services required by this item is incorporated into this annual report by reference to our definitive proxy statement for our 2012 annual meeting of stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) The following consolidated financial statements of the Company and report of independent auditors are included in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2011

Consolidated Statements of Operations for the years ended December 31, 2009, 2010 and 2011

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2010 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2010 and 2011

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

Date: February 29, 2012

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

Signature	Title	Date

/S/ WILLIAM V. CAREY William V. Carey	Chairman, President and Chief Executive Officer (principal executive officer)	February 29, 2012

/S/ CHRISTOPHER BIEDERMANN Christopher Biedermann	Chief Financial Officer (principal financial and accounting officer)	February 29, 2012

/S/ DAVID BAILEY David Bailey	Director	February 29, 2012

/S/ N. SCOTT FINE N. Scott Fine	Director	February 29, 2012

/S/ MAREK FORYSIAK Marek Forysiak	Director	February 29, 2012

/S/ ROBERT P. KOCH Robert P. Koch	Director	February 29, 2012

/S/ WILLIAM SHANAHAN William Shanahan	Director	February 29, 2012

/S/ MARKUS SIEGER Markus Sieger	Director	February 29, 2012

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference.

Exhibit Number	Exhibit Description
1.1	Underwriting Agreement dated as of March 3, 2008 by and between Central European Distribution Corporation and J.P. Morgan Securities Inc. (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).

1.2	Underwriting Agreement dated as of June 25, 2008 by and between Central European Distribution Corporation and J.P. Morgan Securities Inc., as representative of the underwriters listed on Schedule 1 thereto (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on June 27, 2008 and incorporated herein by reference).

1.3	Underwriting Agreement dated as of July 20, 2009 among Central European Distribution Corporation, Mark Kaoufman and Jefferies & Company, Inc. and UniCredit CAIB Securities UK Ltd., as representatives of the underwriters listed on Schedule 1 thereto (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated herein by reference).

1.4	Underwriting Agreement dated as of November 18, 2009 between Central European Distribution Corporation and Jefferies & Company, Inc. and UniCredit CAIB Securities UK Ltd., as representatives of the underwriters listed on Schedule 1 thereto (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on November 24, 2009 and incorporated herein by reference).

2.1†	Contribution Agreement among Central European Distribution Corporation, William V. Carey, William V. Carey Stock Trust, Estate of William O. Carey and Jeffrey Peterson dated November 28, 1997 (filed as Exhibit 2.1 to the Registration Statement on Form SB-2, File No. 333-42387, with the SEC on December 17, 1997 (the “1997 Registration Statement”) and incorporated herein by reference).

2.2	Share Sale Agreement dated June 27, 2005 by and among Rémy Cointreau S.A., Botapol Management B.V., Takirra Investment Corporation N.B., Central European Distribution Corporation and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 1, 2005 and incorporated herein by reference).

2.3†	Share Purchase Agreement dated July 11, 2005 by and among the State Treasury of the Republic of Poland, Carey Agri International-Poland Sp. z o.o. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 15, 2005 and incorporated herein by reference).

2.4†	Conditional Share Sale Agreement for Imperial Sp. z o.o. dated August 16, 2005 by and among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, and Tadeusz Walkuski (filed as Exhibit 2.11 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 and incorporated herein by reference).

2.5	Share Sale and Purchase Agreement dated March 11, 2008 by and among White Horse Intervest Limited, William V. Carey, Central European Distribution Corporation, and Bols Sp. z o.o. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2008 and incorporated herein by reference).

2.6†	Share Sale and Purchase Agreement dated May 23, 2008 by and among Barclays Wealth Trustees (Jersey) Limited (in its capacity as trustee of The First National Trust), WHL Holdings Limited, Polmos Bialystok S.A. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2008 and incorporated herein by reference).

2.7	Amendment No. 5 to Share Sale and Purchase Agreement dated February 24, 2009 by and among Barclays Wealth Trustees (Jersey) Limited (in its capacity as trustee of The First National Trust), WHL Holdings Limited, Polmos Bialystok S.A. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

2.8	Amendment to Share Sale and Purchase Agreement dated September 22, 2009 by and among White Horse Intervest, Limited, William V. Carey, Central European Distribution Corporation and Bols Sp. z o.o (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on September 28, 2009 and incorporated herein by reference).

2.9	Share Sale and Purchase Agreement dated September 22, 2009 by and among Bols Sp. z o.o and White Horse Intervest Limited (filed as Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC on September 28, 2009 and incorporated herein by reference).

2.10†	Amended and Restated Investment Commitment Letter dated June 18, 2008 by and among Central European Distribution Corporation, Lion Capital LLP acting for and on behalf of each of Lion Capital Fund I L.P., Lion Capital Fund I A L.P., Lion Capital Fund I B L.P., Lion Capital Fund I C L.P., Lion Capital Fund I SBS L.P.; and Lion Capital (Guernsey) Limited c/o Aztec Financial Services filed as Exhibit 2.21 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

2.11†	Note Purchase and Share Sale Agreement dated April 24, 2009 between Central European Distribution Corporation, Carey Agri International—Poland Sp. z o.o., Lion/Rally Cayman 2 and Lion/Rally Cayman 5 (filed as Exhibit 2.22 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

2.12†	Lion Option Agreement dated November 19, 2009 by and among Central European Distribution Corporation, Carey Agri International—Poland Sp. z o.o., Lion Capital, Lion/Rally Cayman 4, Lion/Rally Cayman 5, Lion/Rally Cayman 6 and Lion Rally Cayman 7 L.P (filed as Exhibit 2.23 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

2.13†	Preliminary Agreement on Sale of Shares dated as of April 8, 2010 by and between Eurocash S.A. and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2010 and incorporated herein by reference).

2.14†	Share Sale and Purchase Agreement dated February 7, 2011 by and among Central European Distribution Corporation, Polmos Bialystok S.A., Barclays Wealth Trustees (Jersey) Limited, as trustee of the First National Trust and Mark Kaufman (filed as Exhibit 2.14 to the Annual Report on Form 10-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Quarterly Report on Form10-Q filed with the SEC on November 9, 2011 and incorporated herein by reference).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on September 7, 2011 (filed as Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on September 7, 2011 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the 1997 Registration Statement and incorporated herein by reference).

4.2	Base Indenture dated as of March 7, 2008 by and between Central European Distribution Corporation, as Issuer and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.6 to the Annual Report on Form 10-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

4.3	Supplemental Indenture dated as of March 7, 2008 by and between Central European Distribution Corporation, as Issuer and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).

4.4	Registration Rights Agreement dated March 13, 2008 by and between Central European Distribution Corporation and Direct Financing Limited (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2008 and incorporated herein by reference).

4.5	Registration Rights Agreement, dated October 21, 2008 by and between Central European Distribution Corporation and Barclays Wealth Trustees (Jersey) Limited (as Trustee of the First National Trust) (filed as Exhibit 4.9 to the Annual Report on Form 10-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

4.6	Registration Rights Agreement dated May 7, 2009 between Central European Distribution Corporation, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 4.1 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

4.7	Warrant to purchase shares of common stock dated June 30, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.2 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

4.8	Warrant to purchase shares of common stock dated June 30, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.3 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

4.9	Warrant to purchase shares of common stock dated June 30, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.4 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

4.10	Warrant to purchase shares of common stock dated June 30, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.5 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

Warrant to purchase shares of common stock dated June 30, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.6 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

4.11	Warrant to purchase shares of common stock dated June 30, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.7 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

4.12	Agreement dated October 30, 2009 between Central European Distribution Corporation, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 5, 2009 and incorporated herein by reference).

4.13	Warrant to purchase shares of common stock dated October 2, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.2 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009 and incorporated herein by reference).

4.14	Warrant to purchase shares of common stock dated October 2, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.3 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009 and incorporated herein by reference).

4.15	Warrant to purchase shares of common stock dated October 2, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.4 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009 and incorporated herein by reference).

4.16	Warrant to purchase shares of common stock dated October 2, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.5 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009 and incorporated herein by reference).

4.17	Warrant to purchase shares of common stock dated October 2, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.6 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009 and incorporated herein by reference).

4.18	Warrant to purchase shares of common stock dated October 2, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.7 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009 and incorporated herein by reference).

4.19	Indenture dated as of December 2, 2009 by and between Central European Distribution Corporation, CEDC Finance Corporation International, Inc., as Issuer and Deutsche Trustee Company Limited, as Trustee (including the respective forms of the $380,000,000 9.125% Senior Secured Note and the €380,000,000 8.875% Senior Secured Note, each due December 1, 2016) (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 3, 2009 and incorporated herein by reference).

4.20	Form of Registration Rights Agreement, by and among Central European Distribution Corporation, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 4.25 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

4.21	First Supplemental Indenture dated December 29, 2009 by and among Bravo Premium LLC, JSC Distillery Topaz, JSC “Russian Alcohol Group,” Latchey Limited, Limited Liability Company “The Trading House Russian Alcohol,” Lion/Rally Cayman 6, Lion/Rally Lux 1 S.A., Lion/Rally Lux 2 S.à r.l., Lion/Rally Lux 3 S.à r.l., Mid-Russian Distilleries, OOO First Tula Distillery, OOO Glavspirttirest, Pasalba Limited, Premium Distributors sp. z o.o., Sibirsky LVZ, as Additional Guarantors, CEDC Finance Corporation International, Inc., as Issuer, the entities listed on Schedule I thereto, as the existing Guarantors, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Polish Security Agent and TMF Trustee Limited, as Security Agent (filed as Exhibit 4.26 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

4.22	Second Supplemental Indenture dated December 8, 2010 by and among CEDC Finance Corporation International, Inc., as Issuer, Central European Distribution Corporation and the entities listed on Schedule I thereto, as Guarantors, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Polish Security Agent and TMF Trustee Limited, as Security Agent (filed as Exhibit 4.22 to the Annual Report on Form 10-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

4.23	Registration Rights Agreement dated February 7, 2011 between Central European Distribution Corporation and Mark Kaufman (filed as Exhibit 4.23 to the Annual Report on Form 10-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

4.24	Rights Agreement dated September 6, 2011 between Central European Distribution Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2011 and incorporated herein by reference).

10.1	2007 Stock Incentive Plan (filed as Exhibit A to the definitive Proxy Statement as filed with the SEC on March 27, 2007, and incorporated herein by reference).

10.2	Form of Stock Option Agreement with Directors under 2007 Stock Incentive Plan (filed as Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008 and incorporated herein by reference).

10.3	Form of Stock Option Agreement with Officers under 2007 Stock Incentive Plan (filed as Exhibit 10.3 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008 and incorporated herein by reference).

10.4	Lease Agreement for warehouse at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on April 16, 2001 and incorporated herein by reference).

10.5	Annex 2 to Lease Agreement dated February 19, 2003 for the warehouse located at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004 and incorporated herein by reference).

10.6	Social guarantee package for the employees of Polmos Bialystok S.A. (filed as exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2005 and incorporated herein by reference).

10.7	Trade Mark License dated August 17, 2005 by and among Distilleerderijen Erven Lucas Bols B.V., Central European Distribution Corporation and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.8	Deed of Tax Covenant dated August 17, 2005 by and among Botapol Management B.V., Takirra Investment Corporation N.V., Rémy Cointreau S.A., Carey Agri International Poland Sp. z o.o. and Central European Distribution Corporation (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.9	Facility Agreement dated December 21, 2007 among Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch, and Bank Polska Kasa Opieki S.A. and Carey Agri International-Poland Sp. z o.o. (filed as Exhibit 10.31 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008 and incorporated herein by reference).

10.10	Corporate Guarantee Agreement dated December 21, 2007 between Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch, Bank Polska Kasa Opieki S.A. and Central European Distribution Corporation (filed as Exhibit 10.32 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008 and incorporated herein by reference).

10.11	Shareholders Agreement dated March 13, 2008 among White Horse Intervest Limited, Bols Sp. z o.o., Central European Distribution Corporation and Copecresto Enterprises Limited (filed as Exhibit 10.51 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.12	Letter Agreement dated May 22, 2008 between Central European Distribution Corporation and Pasalba Limited (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 29, 2008 and incorporated herein by reference).

10.13	Shareholders’ Agreement dated July 8, 2008 by and among Central European Distribution Corporation, Lion/Rally Cayman 1 LP, Carey Agri International—Poland Sp. z o. o, Lion/Rally Carry ENG 1 LP and Lion/Rally Cayman 2 (filed as Exhibit 10.52 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.14	Instrument by way of Deed Constituting US$103,500,000 Unsecured Exchangeable Loan Notes dated July 8, 2008 by and among Lion/Rally Cayman 2 and Lion/Rally Lux 1 S.A. and Lion/Rally Lux 3 S.a.r.l. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 15, 2008 and incorporated herein by reference).

10.15	Shareholders’ Agreement dated May 23, 2008 by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A. and Peulla Enterprises Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2008 and incorporated herein by reference).

10.16	Amendment No. 1 to Shareholders’ Agreement dated February 24, 2009 by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A. and Peulla Enterprises Limited. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.17	Amended and Restated Employment Agreement dated June 11, 2008 by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.18	Amended and Restated Employment Agreement dated June 11, 2008 by and between Central European Distribution Corporation and Christopher Biedermann (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.19	Amended and Restated Employment Agreement dated June 11, 2008 by and between Central European Distribution Corporation and Evangelos Evangelou (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.20	Amended and Restated Employment Agreement dated June 11, 2008 by and between Central European Distribution Corporation and James Archbold (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.21	Amended and Restated Executive Bonus Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.22	Facilities Agreement dated April 24, 2008 among Central European Distribution Corporation, Bols Sp. z o.o. and certain other subsidiaries of Central European Distribution Corporation, and Bank Zachodni WBK S.A. as lender (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 and incorporated herein by reference).

10.23	Labor Contract dated April 1, 2008 between Parliament Distribution and Mr. Sergey Kupriyanov (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

10.24	Facilities Agreement dated July 2, 2008 among Central European Distribution Corporation, Carey Agri International-Poland Sp. z o.o and certain other subsidiaries of Central European Distribution Corporation, and Bank Handlowy W Warszawie S.A. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

10.25	Amendment and Restatement Agreement Relating to a Facility Agreement dated December 21, 2007, dated February 24, 2009, by and among Carey Agri International-Poland Sp. z o.o., Central European Distribution Corporation, Astor Sp. z o.o., Bols Hungary KFT, Bols Sp. z o.o., Botapol Holding B.V., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A. Delikates Sp. z o.o., Fine Wine & Spirit (FWS) Sp. z o.o., Imperial Sp. z o.o. Miro Sp. z o.o., MTC Sp. z o.o., Multi-Ex Sp. z o.o., Onufry S.A., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Przedsiebiorstwo Handlu Spozywczego Sp. z o.o., PWW Sp. z o.o., Saol Dystrybucja Sp. z o.o., Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch and Bank Polska Kasa Opieki S.A. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.26	Amendment Agreement Relating to a Facility Agreement dated December 21, 2007 as Amended and Restated on February 24, 2009, dated February 24, 2009, by and among Carey Agri International-Poland Sp. z o.o., Central European Distribution Corporation, Astor Sp. z o.o., Bols Hungary KFT, Bols Sp. z o.o., Botapol Holding B.V., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A. Delikates Sp. z o.o., Fine Wine & Spirit (FWS) Sp. z o.o., Imperial Sp. z o.o. Miro Sp. z o.o., MTC Sp. z o.o., Multi-Ex Sp. z o.o., Onufry S.A., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Przedsiebiorstwo Handlu Spozywczego Sp. z o.o., PWW Sp. z o.o., Saol Dystrybucja Sp. z o.o. and Bank Polska Kasa Opieki S.A. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.27	Amendment No. 1 to Shareholders’ Agreement dated February 24, 2009 by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A., Central European Distribution Corporation and Peulla Enterprises Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.28	Senior Facilities Agreement dated July 10, 2008 among Pasalba Ltd, Nowdo Limited, the Original Guarantors, Goldman Sachs International, Bank Austria Creditanstalt AG, ING Bank N.V., London Branch, Raiffeisen Zentralbank Oesterreich AG, the Original Lenders, The Law Debenture Trust Corporation p.l.c. and the Issuing Bank (filed as Exhibit 10.1 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

10.29	Intercreditor Deed dated July 10, 2008 between Lion/Rally Lux 2 S.A. R.L., Lion/Rally Lux 3 S.A. R.L., Pasalba Ltd, Nowdo Limited, Raiffeisen Zentralbank Oesterreich AG, The Law Debenture Trust Corporation p.l.c., the Issuing Bank, the Original Senior Lenders, the Original Intragroup Creditors, the Original Intragroup Debtors, the Original Hedge Provider, the Original Obligors, the Senior Lenders, the Intragroup Creditors, the Intragroup Debtors and the Hedge Providers (filed as Exhibit 10.53 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.30	Deed of Amendment dated December 23, 2008 in respect of a Senior Facilities Agreement, Deed of Guarantee and Covenants and Intercreditor Deed, each dated July 10, 2008, between (among others) Pasalba Ltd, Nowdo Limited, Goldman Sachs International, Unicredit Bank Austria AG, ING Bank N.V., London Branch and Raiffeisen Zentralbank Oesterreich AG (filed as Exhibit 10.3 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

10.31	Commitment Letter dated April 24, 2009 between Central European Distribution Corporation, Lion Capital LLP, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 30, 2009 and incorporated herein by reference).

10.32	Option Agreement dated May 7, 2009 between Central European Distribution Corporation, Lion/Rally Cayman 4, Lion/Rally Cayman 5 and Lion/Rally Cayman 7 L.P (filed as Exhibit 10.6 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

10.33	Governance and Shareholders Agreement dated May 7, 2009 among Central European Distribution Corporation, Lion/Rally Cayman 4, Lion/Rally Cayman 5, Lion/Rally Cayman 6, Lion/Rally Cayman 7 L.P. and Lion/Rally Cayman 8 (filed as Exhibit 10.7 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

10.34	Letter of Undertaking dated April 24, 2009 between Central European Distribution Corporation, Lion Capital LLP, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 30, 2009 and incorporated herein by reference).

10.35	Commitment Letter dated July 29, 2009 between Central European Distribution Corporation, Lion/Rally Cayman 6 and Lion/Rally Cayman 7 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference).

10.36	Sale and Purchase Agreement dated July 29, 2009 between Lion/Rally Cayman 6, Euro Energy Overseas Ltd., Altek Consulting Inc., Genora Consulting Inc., Lidstel Ltd., Pasalba Limited and Lion/Rally Lux 1 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference).

10.37	New Option Agreement dated October 2, 2009 (as amended on October 30, 2009) between Central European Distribution Corporation, Lion/Rally Cayman 4, Lion/Rally Cayman 5 and Lion/Rally Cayman 7 L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 5, 2009 and incorporated herein by reference).

10.38	Agreement dated November 9, 2009 by and among Lion/Rally Cayman 6, Kylemore International Invest Corp., Pasalba Limited, Lion/Rally Lux 1 and Central European Distribution Corporation (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 16, 2009 and incorporated herein by reference).

10.39	Letter Agreement dated November 12, 2009 between Bank Polska Kasa Opieki S.A. and Carey Agri International-Poland Sp. z o.o. (filed as Exhibit 10.48 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.40	Letter Agreement dated November 12, 2009 between Bank Handlowy w Warszawie S.A. and Carey Agri International-Poland Sp. z o.o (filed as Exhibit 10.49 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.41	Co-Investor Option Agreement dated November 19, 2009 by and among Central European Distribution Corporation, Lion Capital, Lion/Rally Cayman 4, Lion/Rally Cayman 5, Cayman 6, Lion/Rally Cayman 7 L.P and Lion/Rally Cayman 8 (filed as Exhibit 10.50 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.42	Letter Agreement dated November 25, 2009 between Bank Zachodni WBK S.A. and Bols Sp. z o.o (filed as Exhibit 10.52 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.43	Loan Agreement dated December 2, 2009 by and between CEDC Finance Corporation International, Inc., as Lender and Carey Agri International—Poland Sp. z o.o., as Borrower (filed as Exhibit 10.53 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.44	Loan Agreement dated December 2, 2009 by and between CEDC Finance Corporation International, Inc., as Lender and Jelegat Holdings Limited, as Borrower (filed as Exhibit 10.54 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.45	On-Loan Facility Agreement dated December 1, 2009 by and between Jelegat Holdings Limited, as Lender, and Joint Stock Company “Distillery Topaz,” OOO “First Tula Distillery,” Bravo Premium LLC, Limited Liability Company “The Trading House Russian Alcohol,” Joint Stock Company “Russian Alcohol Group,” ZAO “Sibersky LVZ,” and Closed Joint Stock Company “Mid Russian Distilleries,” as Borrowers (filed as Exhibit 10.55 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.46	Form of Restricted Stock Award Agreement under 2007 Stock Incentive Plan (filed as Exhibit 10.56 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.47	Form of Restricted Stock Award Agreement under 2007 Stock Incentive Plan (filed as Exhibit 10.56 to the Annual Report on Form 10-K filed with the SEC on March 1, 2010 and incorporated herein by reference).

10.48	Amended and Restated Employment Agreement dated January 1, 2010 by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.49	Amended and Restated Employment Agreement dated January 1, 2010 by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.50	Amended and Restated Employment Agreement dated January 1, 2010 by and between Central European Distribution Corporation and Christopher Biedermann (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.51	Amended and Restated Employment Agreement dated January 1, 2010 by and between Central European Distribution Corporation and Evangelos Evangelou (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.52	Amended and Restated Employment Agreement dated January 1, 2010 by and between Central European Distribution Corporation and James Archbold (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.53	Amended and Restated Executive Bonus Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.54(a)	Term and Overdraft Facilities Agreement dated December 17, 2010 among Central European Distribution Corporation, as Original Guarantor, CEDC International sp. z o.o., Przedsiebiorstwo “Polmos” Bialystok S.A. and PWW sp. z o.o., as Borrowers, Bank Handlowy w Warszawie S.A., as Agent, Original Lender and Security Agent, and Bank Zachodni WBK S.A., as Original Lender (filed as Exhibit 10.54 to the Annual Report on Form 10-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.54(b)	Letter Agreement dated February 28, 2011 among Central European Distribution Corporation, CEDC International sp. z o.o., Przedsiebiorstwo “Polmos” Bialystok S.A. and PWW sp. z o.o., the additional guarantors party thereto, Bank Handlowy w Warszawie S.A. and Bank Zachodni WBK S.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.54(c)	Amendment Agreement to the PLN 330,000,000 Term and Overdraft Facilities Agreement, dated April 21, 2011, among Central European Distribution Corporation, CEDC International sp. z o.o., Przedsiebiorstwo “Polmos” Bialystok S.A., PWW sp. z o.o., Bank Handlowy w Warszawie S.A. and Bank Zachodni WBK S.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 27, 2011 and incorporated herein by reference).

10.55	Loan Agreement dated December 9, 2010 by and between CEDC Finance Corporation International, Inc., as Lender and CEDC International—Poland Sp. z o.o., as Borrower (filed as Exhibit 10.55 to the Annual Report on Form 10-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.56	First Amendment to Loan Agreement dated December 21, 2010 by and between CEDC Finance Corporation International, Inc., as Lender and CEDC International—Poland Sp. z o.o., as Borrower (filed as Exhibit 10.56 to the Annual Report on Form 10-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.57	Amended and Restated Employment Agreement dated October 13, 2011 by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

10.58	Amended and Restated Employment Agreement dated October 13, 2011 by and between Central European Distribution Corporation and Christopher Biedermann (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

10.59	Amended and Restated Employment Agreement dated October 13, 2011 by and between Central European Distribution Corporation and Evangelos Evangelou (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

10.60	Amended and Restated Employment Agreement, dated October 13, 2011, by and between Central European Distribution Corporation and James Archbold (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

10.61	Amended and Restated Executive Bonus Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 25, 2011 and incorporated herein by reference).

10.62	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 30, 2011 and incorporated herein by reference).

21*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young Audit sp. z o.o.

23.2*	Consent of PricewaterhouseCoopers Sp. z o.o.

24*	Power of Attorney (contained on signature page).

31.1*	Rule 13a-14(a) Certification of the CEO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the CFO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Central European Distribution Corporation’s Annual Report on Form 10-Q for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
†	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon request.