Form 10-K/A
period 2011-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2012-04-30
CIK 1046880

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

As of April 30, 2012, the registrant had 73,127,736 shares of common stock outstanding.

Documents Incorporated by Reference

None.

Explanatory Note

Central European Distribution Corporation (the “Company,” “CEDC,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2012 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by CEDC within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 31.3 and 31.4 filed herewith. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Directors

The names, ages, current positions held and date from which the current position was held of all directors of the Company are set forth below. Directors are elected to serve until they resign or are removed, or until their successors are elected. All directors are elected annually at the annual meeting of stockholders.

Name	Age	Position(s)	Position Since
William V. Carey	47	Chairman, President and Chief Executive Officer	1997
David Bailey	67	Director	2003
N. Scott Fine	55	Director	2003
Marek Forysiak	45	Director	2009
Robert Koch	51	Director	2004
Alessandro Picchi	55	Director	2012
William Shanahan	71	Director	2010
Markus Sieger	46	Director	2005

The following sets forth the business experience, principal occupations and employment of each of the members of the board of directors.

William V. Carey has served as Chairman, President and Chief Executive Officer of the Company since its inception in 1997, and was one of the founders of the Company. Mr. Carey has led the Company (and its predecesor) for more than 20 years, and has overseen the evolution of the Company from a distribution business operating in Poland through its growth into a leading importer of wines and spirits across Central Europe and one of the leading producers of Vodka in the world. Mr. Carey is a graduate of the University of Florida with a B.A. in economics. Mr. Carey was primarily responsible for conceiving our strategy to divest the Company’s historic distribution business and for developing and implementing the acquisition strategy of the group in recent years and our expansion into other regional markets beyond Poland. We believe that Mr. Carey’s leadership skills, relationships, reputation and experience in our industry, and his knowledge of our Company and its businesses, continue to be valuable assets to our Company as we develop and implement strategies to confront the challenges we currently face.

David Bailey has been a director of the Company since December 2003. Mr. Bailey joined International Paper in 1968 and has held various levels of responsibility within that company including President IP Poland, and Managing Director Eastern Europe, including Russia. He was Chairman of the Board for OAO Svetogorsk (Russia), and Chairman of the Board for IP Kwidzyn (Poland). He retired from International Paper in 2008, and is currently serving as a consultant for their Russian joint venture and has opened a private strategic planning consulting business for Poland and Russia. In addition, he served on the board of directors for the American Chamber of Commerce in Poland for 9 years, is on the board of Litewska Children’s Hospital Foundation, United Way Poland, and was a member of the Polish Business Roundtable for 13 years. Mr. Bailey served in the United States Army and graduated with a Chemical Engineering Degree from Oregon State University. We believe that Mr. Bailey’s extensive experience with the operations and management of publicly traded companies, his skill in navigating the regulatory and competitive environments in Poland and Russia and his demonstrated willingness to further his education in the area of corporate governance, have made and will continue to make him a valuable asset as our Lead Director.

N. Scott Fine has been a director of the Company since January 2003, and was previously a director during 2001. Mr. Fine is an investment banker at Scarsdale Equities, a New York based investment-banking firm. Mr. Fine has been involved in corporate finance for over 25 years. Previously, Mr. Fine was an investment banker at Fine Equities, focusing on small- to medium-cap companies and managing high net worth individuals and small institutions. Mr. Fine co-managed the Company’s initial public offering. He has also worked on a series of transactions domestically and internationally in the healthcare and consumer products area. Mr. Fine currently sits on the Deans Advisory Board for The University of Connecticut’s Neag School of Education at Storrs, Connecticut. We believe that Mr. Fine’s relationships within the financial community in New York and around the world, as well as his significant experience with equity and debt offerings, have made and will continue to make him a valuable contributor to the board.

Marek E. Forysiak has been a director of the Company since April 2009. Mr. Forysiak is the Chief Executive Officer of AKB Russky Slaviansky Bank, a full service commercial bank based in Moscow, Russia. Prior to that, Mr. Forysiak was the Chief Executive Officer and then Vice Chairman of Renaissance Capital Consumer Finance Group, part of the Renaissance Capital Group also based in Moscow, Russia. Mr. Forysiak’s international based career spans over 20 years, holding senior executive roles previously at both JP Morgan Chase and American International Group. Mr. Forysiak is also a retired Combat Veteran of the U.S. Army Reserves, with numerous awards including the Bronze Star. He is a graduate of Montclair State University and Columbia University Executive Management Program. We believe that Mr. Forysiak’s experience with high-level finance and banking in Russia and Eastern Europe with executive responsibilities at both Russky Slaviansky Bank and Renaissance Capital Consumer Finance Group, has enabled him to provide insight into the Company’s financing decisions. Mr. Forysiak is not expected to be nominated for re-election at the next annual meeting of stockholders.

Robert P. Koch has been a director of the Company since February 2004. Mr. Koch is President and Chief Executive Officer of the Wine Institute. He has over 20 years of experience in alcohol beverage public policy, international marketing and regulatory affairs. In his current capacity, he maintains close working relationships with key members of the alcohol beverage community. His presence in the United States, a growing export market for the Company, and his extensive contacts in our industry have benefited and will continue to benefit the Company as we create and grow new business relationships. In addition, Mr. Koch serves on the APAC, the committee which advises the United States Trade Representative and the Secretary of Agriculture on trade policy.

Alessandro Picchi has been a director of the Company since April 23, 2012. From December 2011 to April 15, 2012 he was General Counsel of Russian Standard Corporation. From 2006 to 2011 he was a partner of Morri, Cornelli & Associates, a Tax and Law Firm with offices in Milan and Rome. From 2000 to 2006 he was Chairman of the Board of Directors of Globalfin International with headquarters in Geneva, Switzerland and director of Motorel Investments BV. From 1996 to 2000 he was General Counsel of Globalfin Holdings Ltd (Globalfin International Group SA) and a member of the Board of Directors. We believe that Mr. Picchi’s legal experience in international contracts and trade, mergers and acquisitions and corporate governance allow him to make valuable contributions as a member of our board.

William S. Shanahan has been a director of the Company since April 2010. Mr. Shanahan was the President of Colgate-Palmolive Company, a global consumer products company, from 1992 to September 2005. Previously, he served as Colgate-Palmolive’s Chief Operating Officer, a position he held from 1989 until his appointment as President in 1992. While at Colgate-Palmolive, Mr. Shanahan worked in senior management positions for a number of Colgate-Palmolive’s foreign subsidiaries, and from 1978 to 1980 was the Chief Executive Officer of Helena Rubinstein, Inc., a global cosmetics company (then a Colgate subsidiary). From 1980 to 1981 Mr. Shanahan ran Colgate Palmolive’s Latin American division and from 1982 to 1984 he was the Group Vice President of Europe and Africa. Mr. Shanahan also has served on the board of directors of several publicly-traded companies, including Diageo plc. from 1999 to 2009 and Life Technologies, Inc. from 2008 to 2010. Mr. Shanahan also serves as the Chairman of the compensation committee of the board of directors of Visa Inc., and is a Management Advisor to ValueAct Capital LLC, a privately owned hedge fund based in San Francisco. Mr. Shanahan holds a Bachelor of Arts degree from Dartmouth College and has done graduate studies in Japan and the Philippines. We believe that Mr. Shanahan provides great value to our board, through his vast experience as a director of other companies, familiarity with a board’s role in setting compensation and knowledge and insight within our industry.

Markus Sieger has been a director of the Company since August 2005 and holds a degree in Economics from the University of Applied Sciences for Business and Administration Zurich. He started his career in 1981 with Zurich Insurance Group where he specialized in building up and managing complex information systems and organizational projects. In 1994, he joined fincoord and is today managing partner of ffc fincoord fincoord finance coordinators AG, which is an M&A and strategic advisory firm focusing since 1991 on growth markets in Central Europe and Asia. He is also the founder and Chairman of iscoord AG, an award winning IT company. He has been a director of both public and private companies, in the United States, the European Union and Switzerland. We believe that Mr. Sieger’s regional experience, as evidenced by his serving as a senior advisor and a director for a number of other companies based in Central and Eastern Europe, as well as his significant transactional and entrepreneurial experience have allowed him and will continue to allow him to make valuable contributions as a member of our board.

Executive Officers

The board of directors maintains a formal policy of annually reviewing the Company’s Succession Policy for the positions of CEO, COO, CFO and board Chairman. The names, ages, current positions held and date from which the current position was held of all executive officers of the Company are set forth below.

Name	Age	Position(s)	Position Since
William V. Carey	47	Chairman, President and Chief Executive Officer	1997
Evangelos Evangelou	44	Vice President and Chief Operating Officer	1998
James Archbold	51	Vice President and Director of Investor Relations	2002
Christopher Biedermann	44	Vice President and Chief Financial Officer	2005

The following sets forth the business experience, principal occupations and employment of each of the executive officers who do not serve on the board of directors.

Evangelos Evangelou joined the Company in September 1998 as Vice President and Chief Operating Officer. From October 1993 until July 1998, Mr. Evangelou was Assistant Manager and General Manager of Louis Poland Sp. z o.o., where he was responsible for the operations of all food and beverage outlets within Warsaw International Airport. Prior to coming to Poland, Mr. Evangelou was in food and beverage management in the United Kingdom and Cyprus. Mr. Evangelou is a university graduate of New York Institute of Technology, N.Y.

James Archbold joined the Company in January 2002 as Vice President, Corporate Secretary (until April 2012) and Director of Investor Relations. From August 1996 through January 1998, he held the position of National Sales Director for Domestic Brands for Carey Agri, a subsidiary of the Company, now CEDC International. Prior to joining the Company, he worked in Poland for AIG/Lincoln, a real estate development company, as Director of Marketing and Leasing. Prior to coming to Poland in 1995, he worked in the retail brokerage industry in New York for five years. Mr. Archbold holds an M.A. degree from Columbia University.

Christopher Biedermann joined the Company in January 2005 as Chief Financial Officer. Prior to joining the Company he worked from February 2003 through December 2004 as the Country Finance Manager with General Electric Consumer & Industrial in Poland. From May 1998 to January 2003, Mr. Biedermann held a number of finance positions within Eastern Europe for the Coca—Cola Hellenic Bottling Company (HBC) S.A, including Financial Controller and Commercial Finance manager in Poland, and CFO for Slovenia. Mr. Biedermann has an M.B.A. from the University of Texas and a B.S. in Accounting from Lehigh University.

Board Leadership Structure

Since the inception of the Company in 1997, William Carey has held the combined positions of CEO and Chairman. The board believes that this particular structure has been advantageous to the Company because it allows Mr. Carey to apply his experience managing the day-to-day operations of the Company and its acquisitions to the strategic planning and oversight function of the board. The board also believes that in light of the recent large investments in our Company made by minority investors, and the new board members arising in relation to these investments, that the continuation of Mr. Carey’s joint role as CEO and Chairman is important to maintain and develop our relationships with our large shareholders in addition to the development and execution of our strategic plans.

Our board of directors is currently comprised of Mr. Carey, Mr. Picchi and six independent directors, all of whom meet the definition of an independent director as defined by Rule 5605(a)(2) of the NASDAQ Marketplace Rules. Each of the standing committees of our board of directors is chaired by an independent director and each of our audit, compensation and nominating and corporate governance committees is comprised entirely of independent directors. Additionally, the board of directors appoints an independent Lead Director to coordinate the activities of other independent directors and to perform the following responsibilities, among others: (a) collaborate with our CEO and Chairman in preparing the board’s agenda and meeting schedules, (b) recommend to the Chairman of the board the retention of outside advisors and consultants who report directly to the board, (c) serve as the Chairman of the nominating and corporate governance committee, (d) serve as the board’s liaison to the CEO and the Chairman of the board between meetings, (e) serve as the board’s liaison for consultation and communication with shareholders; (f) oversee evaluations of the board and its committees in collaboration with the nominating and corporate governance committee and (g) call and preside over any executive sessions of the independent directors. David Bailey is currently the Company’s Lead Director.

Role in Risk Oversight

Risk is inherent with every business, and how well a business manages risk is an integral part of its ability to succeed. Our goal is to manage risk prudently, not to eliminate risk. In our business, we face a number of risks, including economic risks, regulatory risks, risks stemming from conducting operations in multiple countries and in difference currencies, risks in integrating our acquired companies and others, such as the impact of competition and weather conditions. Management is responsible for the day-to-day management of risks the company faces, while the board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The board believes that establishing the right “tone at the top” and that full and open communication between management and the board of directors are essential for effective risk management and oversight. Our executive management team, including our Chairman, President and CEO, meets regularly with our board of directors to discuss strategy and risks facing the company. Members of senior management attend board meetings and are available to address any questions or concerns raised by the board on risk management-related and any other matters. The board of directors receives regular presentations from senior management on strategic matters involving our operations. The board holds strategic planning sessions with senior management to discuss strategies, key challenges, and risks and opportunities for the company, and convenes executive sessions, under the oversight of our independent Lead Director at which these and other matters are discussed, and at which no members of the management team are present.

While the board is ultimately responsible for risk oversight at our company, our three board committees assist the board in fulfilling its oversight responsibilities in certain areas of risk. The audit committee assists the board in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements, and discusses policies with respect to risk assessment and risk management. The compensation committee assists the board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. The nominating and corporate governance committee assists the board in fulfilling its oversight responsibilities with respect to the management of risks associated with board organization, membership and structure, succession planning for our directors and executive officers, and corporate governance.

Committees of the Board of Directors and Meetings

The board of directors held 21 meetings in 2011, in addition to acting by unanimous written consent 7 times. Each incumbent director attended at least 75% of the total number of meetings of the board and meetings of the committees of the board on which he served in 2011.

The board of directors has three standing committees, an audit committee (which is a separately designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act), a compensation committee and a nominating and corporate governance committee. The functions performed by the committees are summarized below. All of the members of the three committees are independent directors as defined by Rule 5605(a)(2) of the NASDAQ Marketplace Rules. Each committee may hire its own advisors without management approval.

On August 10, 2009, at the recommendation of the nominating and corporate governance committee, the board adopted a policy limiting the number of public boards of directors on which our directors may serve to two, in addition to the board of the Company.

Audit Committee. The audit committee operates under a written charter adopted by the board of directors that may be amended by the board at any time. A current copy of the audit committee’s charter is available in the ‘Investor Relations’ section of the Company’s website at http://www.cedc.com, under the heading ‘Corporate Governance.’ Messrs. Bailey, Forysiak and Fine currently constitute the audit committee. Mr. Bailey currently serves as the chairman of the audit committee. The board has determined that Mr. Forysiak qualifies as an “audit committee financial expert” as defined in Items 401(h) and 407(d)(5) of Regulation S-K, and that each of the members of the audit committee is independent in accordance with applicable NASDAQ standards and SEC rules and regulations. Each member of the audit committee must meet certain independence and financial literacy requirements. The audit committee oversees our corporate financial reporting process, internal accounting controls, audit plans and results and financial reports. In addition, the audit committee appoints, compensates, retains and oversees the work of the firm of independent auditors employed by the Company to conduct the annual audit examination of the Company’s financial statements. The members meet with the independent auditors and financial management to review the scope of the proposed audit for the year, the audit procedures to be utilized, audit fees, and, at the conclusion of the audit, the audit reports. In addition, the audit committee reviews the financial statements, the related footnotes and the independent auditors’ report thereon and makes related recommendations to the board as the audit committee deems appropriate. The audit committee met 22 times during 2011. The report of the audit committee is set forth in the Original Filing.

Compensation Committee. The compensation committee operates under a written charter adopted by the board of directors that may be amended by the board at any time. A current copy of the compensation committee’s charter is available in the ‘Investor Relations’ section of the Company’s website at http://www.cedc.com, under the heading ‘Corporate Governance.’ The compensation committee’s responsibilities include (i) making recommendations to the board of directors on salaries, bonuses and other forms of compensation for the Company’s officers and other key management and executive employees, (ii) consulting with independent outside compensation consultants regarding the Company’s executive officer and director compensation policies, (iii) administering the Company’s 2007 Stock Incentive Plan, referred to herein as the Option Plan, and (iv) reviewing management recommendations for grants of stock options and any proposed plans or practices of the Company relating to compensation of its employees and directors. Messrs. Sieger, Shanahan and Fine currently constitute the compensation committee, each of whom is an “independent director” as defined by Rule 5605(a)(2) of the NASDAQ Marketplace Rules. Mr. Sieger serves as the chairman of the compensation committee. The compensation committee held 6 meetings during 2011. The report of the compensation committee is set forth beginning on page 11 of this Amendment No. 1.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee operates under a written charter adopted by the board of directors that may be amended by the board at any time. A current copy of the nominating and corporate governance committee’s charter is available in the ‘Investor Relations’ section of the Company’s website at http://www.cedc.com, under the heading ‘Corporate Governance.’ The nominating and corporate governance committee monitors the independence of the board by identifying individuals qualified to become board members and selecting, or recommending that the board select, the director nominees for election at the Company’s annual meetings of stockholders. The nominating and corporate governance committee also recommends to the board candidates for filling positions on the board resulting from the death or resignation of directors. The nominating and corporate governance committee also recommends directors for appointment to the committees of the board. In addition, the nominating and corporate governance committee reviews and assesses the adequacy of the Company’s corporate governance principles and, if appropriate, develops and recommends to the board of directors additional corporate governance principles. These responsibilities include oversight of the process of evaluating the performance of the board, its committees and individuals directors, maintenance of the Company’s succession plan, convening executive sessions of the board of directors at which no members of management or other representatives of the company are present and recommending to the board of directors a candidate for Lead Director. The current Lead Director is Mr. Bailey. Messrs. Bailey, Koch and Shanahan currently constitute the nominating and corporate governance committee, each of whom is an “independent director” as defined by rule 5605(a)(2) of the NASDAQ Marketplace Rules. Mr. Bailey serves as the chairman of the nominating and corporate governance committee. The nominating and corporate governance committee held 3 meetings in 2011.

The nominating and corporate governance committee believes that, in order to be effective, a board must consist of directors with varying experiences and personal backgrounds. In particular for a company that has operations around the world, the nominating and corporate governance committee believes that the board should include representatives from the territories and regions that are relevant to the company’s business. To this end, the nominating and corporate governance committee highly values diversity of experience and geographic background in considering candidates for membership on the board of directors. The current members of our board include citizens or full time residents of Italy, Poland, Russia, Switzerland and the United States. They also have diverse professional experience, having worked internationally in investment and commercial banking, the international alcoholic beverage industry and the consumer retail sector for both publicly traded and privately held companies. This diversity contributes significantly to the insight that our board has into the challenges facing the Company.

Compensation Committee Interlocks and Insider Participation

During 2011, Markus Sieger, N. Scott Fine, and William Shanahan served on the compensation committee. None of the members of the compensation committee has been an officer or employee of the Company. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our board of directors or the compensation committee.

Director Nomination Process

Although the nominating and corporate governance committee has not established specific minimum requirements for director nominee candidates, in assessing qualifications, it will consider various criteria, including (1) such candidate’s independence (consistent with the NASDAQ listing standards), (2) whether such candidate is a director, consultant or employee of any competitor of the Company, (3) such candidate’s other obligations and time commitments and location and how such factors may impact on his or her ability to attend meetings of the board in person and (4) any other NASDAQ or SEC requirements, such as financial literacy or financial expertise with respect to audit committee members. The nominating and corporate governance committee has two primary methods for identifying candidates beyond those proposed by the Company’s stockholders. On a periodic basis, the nominating and corporate governance committee solicits ideas for possible candidates from a number of sources, including members of the board of directors, senior-level management, individuals personally known to the members of the board and research, including publications, database and internet searches. In addition, the nominating and corporate governance committee may, from time to time, use its authority under its charter to retain a search firm to identify candidates. To date, the nominating and corporate governance committee has not engaged third parties to identify or evaluate or assist in identifying potential director nominees.

The nominating and corporate governance committee will consider nominees recommended by stockholders if such recommendations are made in compliance with the Company’s bylaws and applicable SEC rules and regulations. The Company anticipates that nominees recommended by stockholders will be evaluated in the same manner as nominees recommended by anyone else, although, the nominating and corporate governance committee may prefer nominees who are personally known to the existing directors and officers and whose reputations are highly regarded.

Nominations of persons for election to the board of directors may be made at any meeting of stockholders by the board of directors, and at an annual meeting of stockholders by any stockholder who is entitled to vote for the election of directors and who has complied with the procedures established by the Company’s bylaws. For a nomination to be properly brought before an annual meeting by a stockholder, the proponent must have given timely and proper notice thereof in writing to the Company’s Secretary, in accordance with, and containing all information provided for in, the bylaws. To be timely, a proponent’s notice must be delivered to or mailed to the Secretary and received at the principal executive offices of the Company not later than the close of business 90 days prior to the first anniversary of the preceding year’s annual meeting of stockholders; provided, however, in the event the date of the annual meeting is advanced more than 30 days prior to such anniversary date or delayed more than 60 days after such anniversary date then to be timely such notice must be received by the Company at such offices not later than the close of business on the later of the 90th day prior to the date of the meeting or the 10th day following the date of public disclosure of the date of the annual meeting.

Such stockholder notice must contain certain information required under our bylaws, including (amongst other things) (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, (i) the name, age, business address, residence address and telephone number of such person, (ii) the principal occupation or employment of such person, (iii) the class and number of shares of the Company’s common stock owned by such person, (iv) a description of such person’s qualifications to be a director, (v) a statement as to whether such person would qualify as an independent director, (vi) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nominations are to be made by the stockholder and (vii) any other information relating to such person that is required to be included in the proxy statement (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (b) as to the stockholder giving the notice (i) the name and address of such stockholder, as it appears on the Company’s books, and (ii) the class and number of shares of the Company’s stock which are beneficially owned by such stockholder. The stockholder notice must also comply with all applicable SEC rules and regulations. The bylaws also require such stockholder to provide detailed information about such stockholder’s recent transactions relating to the Company’s common stock and the transactions of various related parties, any arrangements relating to voting of such stockholder’s and such related parties’ common stock, certain information about the proposed nominee and certain additional information about various related parties.

As a result of the Company’s acquisition of Botapol Holding B.V., which was completed on August 17, 2005, Takirra Investment Corporation N.V. has the right to designate one member to the Company’s board of directors for as long as it owns at least 50% of the original number of shares of common stock issued to it in connection with the acquisition. Markus Sieger has been and remains the designee of Takirra Investment Corporation N.V., and the nominating and corporate governance committee has recommended to the board of directors that he be nominated for re-election to the board of directors at the Company’s 2012 annual meeting of stockholders.

In February 2012, Mark Kaufman notified the Company of his nomination for election to the board of directors. The board determined that the notice complied with the procedures established by the Company’s bylaws and the nominating and corporate governance committee has recommended to the board of directors that Dr. Kaufman be nominated for election to the board of directors at the Company’s 2012 annual meeting of stockholders.

Pursuant to the Governance Agreement, dated April 23, 2012, between the Company and Roust Trading Ltd. (“Roust Trading”), Roust Trading may: (i) for so long as it holds a minimum of 9.0% of the Company’s voting securities, nominate one member of the board of directors; (ii) for so long as it holds a minimum of 15.0% of the Company’s voting securities, nominate two members of the board of directors; and (iii) for so long as it holds a minimum of 24.9% of the Company’s voting securities, nominate three members of the board of directors. On April 23, 2012, Roust Trading nominated Alessandro Picchi for election to the board of directors and the board accepted his nomination. The nominating and corporate governance committee has recommended to the board of directors that he be nominated for election to the board of directors at the Company’s 2012 annual meeting of stockholders.

Communications with the Board of Directors

Although the Company has not developed formal processes by which stockholders may communicate directly with directors, it believes that the informal process, in which any communication sent to the board either generally or in the care of the Chief Executive Officer, Secretary or another corporate officer is forwarded to all members of the board of directors, has served the board’s and the Company’s stockholders’ needs. There is no screening process, and all stockholder communications that are received by officers for the board’s attention are forwarded to the board. In the future, the board of directors may consider development of more specific procedures. Until any other procedures are developed and posted on the Company’s website, any communication to the board should be mailed to the board, in care of the Company’s Secretary, at the Company’s corporate headquarters at 3000 Atrium Way, Suite 265, Mt. Laurel, New Jersey 08054. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder—Board Communication” or “Stockholder—Director Communication.” All

such letters must identify the author as a stockholder and clearly state whether the intended recipients are all members of the board or just certain specified individual directors. The Secretary will make copies of all such letters and circulate them to the appropriate director or directors, unless the communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the Secretary has the authority to discard the communication.

Code of Conduct

The Company has adopted a Code of Conduct that applies to the Company’s employees, officers (including the Company’s principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions) and directors. The Company’s Code of Conduct is available in the ‘Investor Relations’ section of the Company’s website at http://www.cedc.com, under the heading ‘Corporate Governance.’ Any changes or waivers to the Code of Conduct for the Company’s principal executive officer, principal financial officer or principal accounting officer or persons performing similar functions will be disclosed on the Company’s website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, officers and beneficial owners of more than 10% of the common stock of the Company to file with the SEC initial reports of ownership of the Company’s equity securities and to file subsequent reports when there are changes in such ownership. Officers, directors and beneficial owners of more than 10% of the common stock of the Company are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports furnished to us by our directors and officers during and with respect to 2011 or upon written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were satisfied.

Item 11.	Executive Compensation.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report. Based on this review and discussion, the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A (Amendment No. 1) for its 2011 fiscal year.

Respectfully submitted,

Compensation Committee

Markus Sieger

N. Scott Fine

William Shanahan

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis discusses the objectives, policies and elements of our executive compensation program and analyzes our decisions concerning compensation for our named executive officers:

•	William V. Carey—Chairman, President and Chief Executive Officer;

•	Christopher Biedermann—Vice President and Chief Financial Officer;

•	Evangelos Evangelou—Vice President and Chief Operating Officer; and

•	James Archbold—Vice President and Director of Investor Relations

Executive Summary

Compensation Philosophy

The primary purpose of our compensation philosophy is to attract and retain a qualified, talented team of executive officers in a way that is aligned with the long-term interests of our stockholders. Therefore, several components of our compensation program are not fixed and instead will vary based on the actual performance of the company. This performance is measured against annual and long-term goals established by the Compensation Committee with the objective of increasing stockholder value.

Highlights of Our Compensation Program

We believe that our compensation program, which we continue to build upon, provides a solid framework for carrying out our compensation objectives, as highlighted by the following:

•

No Performance Bonuses for 2010 or 2011: Payments from our Executive Bonus Plan are based on the achievement of company based performance targets. The targets are set high so that bonuses are not paid unless the company performs well. Due to the Company’s performance in 2010 and 2011, no payments have been made in the last two years from our Executive Bonus Plan.

•

Performance Equity Forfeited: A substantial portion of each equity award granted to our executive officers does not vest unless certain company based performance targets are achieved. As a result, our executive officers may never receive the full equity awards reported in our compensation tables. In fact, our executive officers have so far forfeited $615,840 from their equity awards for 2010 and $274,230 from their equity awards for 2011.

•

Option Pricing and Duration: We have never re-priced any stock options. Because the exercise price of our options is generally the closing market price of our common stock on the day before grant, the benefit of the options is realized only as a result of appreciation in our stock price. Beginning in 2007, we extended the vesting schedule for options to two years, which we believe provides a more effective retention incentive than one year.

•

Limited Insider Sales: Our executive officers have demonstrated a strong commitment to ownership. Since December 31, 2008, our executive officers have sold in the aggregate only 110,560 shares of the company’s stock which equates to less than 3% of their holdings as of January 1, 2012. During this same time period, our executive officers have purchased in the aggregate 173,610 shares of the Company’s stock through open market purchases and options exercises.

•

Ownership Guidelines: Our ownership guidelines for executive officers are based on each officer’s position in the organization and are a multiple of annual base salary. Previously, our Chairman and Chief Executive Officer had a stock ownership obligation of four times his annual board fee and base salary, and our other directors and executive officers had a stock ownership obligation of two times their annual board fee or annual base salary. As described below, the Compensation Committee recently raised these ownership obligations even higher.

•

Limited Perquisites: We do not own or lease a corporate jet. When traveling on business our executive officers fly in commercial aircraft and, where possible, stay in hotels where we have negotiated favorable rates.

•

Tax Gross-Up Eliminated: We do not provide for a gross-up of excise taxes on any payment to an executive officer that is deemed to be a “parachute payment” under US tax regulations. If a payment to an executive officer would be subject to the excise tax imposed by Internal Revenue Code Sections 280G and 4999, either the payment will be reduced so that the excise tax does not apply or the executive officer will be responsible for the excise tax.

•

100% Independent Compensation Committee: Each member of our Compensation Committee meets the independence standards as determined by our board of directors and as prescribed by NASDAQ and the Securities and Exchange Commission.

•

Independent Compensation Consultant: Our Compensation Committee has the authority to retain or obtain the advice of a compensation adviser in its sole discretion. The Committee is directly responsible and appropriately funded for the appointment, payment and oversight of its compensation advisers. During 2011, the Compensation Committee obtained advice from Hay Group. Hay Group is not paid to provide any services to us other than those requested by the Compensation Committee and it has its own internal policies and procedures to prevent conflicts of interest. Hay Group advisers that provide services to us have no business or personal relationships with our Compensation Committee members, other than in the normal course of providing such services, and to avoid a conflict of interest none of them own any stock of CEDC.

•

Double-Trigger Required for CIC Termination Payments: In order for change in control termination benefits to become available to any of our executive officers, two distinct events must occur. First, a change in control as defined in the employment agreements must occur. Second, within a strictly defined time period, a termination of employment by CEDC without cause or by the executive officer for good reason must also occur.

•	Clawback and No-Hedging Policies: As further explained below, we have adopted an incentive compensation recoupment, or clawback, policy and a no-hedging policy that apply to all executive officers.

•

No Retirement Plans: We do not maintain an excess benefit plan, top-hat plan, supplemental executive retirement plan (SERP) or any other non-qualified retirement plan. In addition, our executive officers do not participate in any defined benefit or pension plans or in any employer sponsored defined contribution plans.

•	No Material Risk: After review by our board of directors with the assistance of the Compensation Committee, we have determined that our compensation arrangements do not create material risk for CEDC.

Events of 2011

In 2011, we faced an economic environment that was generally weak and turbulent. In light of this environment, the Compensation Committee considered the need for stability and leadership in competitive markets. Although our philosophy on compensation remained generally consistent with prior years, we implemented various changes to our compensation program in order to maintain its overall alignment with stockholders’ interests.

Changes to Compensation Program

The Compensation Committee recently implemented the following changes to the executive compensation program:

•

Amendments to Executive Bonus Plan: On May 19, 2011, we amended our Executive Bonus Plan. Pursuant to the amendments, with respect to bonuses for the 2011 fiscal year, the total amounts payable pursuant to the Plan are based on the achievement of targets to be established by our board of directors for each fiscal year with respect to net sales, EBITDA and earnings per share. The aggregate cash bonus is set on an annual basis and for 2011 was set at $1.67 million.

•

Amendments to Employment Agreements: On October 13, 2011, we entered into new employment agreements with our executive officers. The employment agreements established new base salaries and a new allocation of the executive bonus pool among its participants.

•

Clawback Policy: On April 26, 2012, we adopted a clawback policy to enable us to recoup incentive compensation paid on the basis of financial results that are later materially restated due to fraud, intentional misconduct or gross negligence of the executive officer.

•	No-Hedging Policy: On April 26, 2012, we adopted a new policy that prohibits our executive officers from hedging the economic risk in the shares of the Company that they own.

•

Increased Stock Ownership Guidelines: We recently adopted new ownership guidelines that increase the minimum amounts of common stock that our directors and executive officers should beneficially own. The ownership obligation for executive officers is based on each officer’s position in the organization and is a multiple of annual base salary. Effective March 3, 2012, the Chairman and Chief Executive Officer has a stock ownership obligation of five times his annual base salary and the other directors and executive officers have a stock ownership obligation of three times their annual board fee or annual base salary, as the case may be.

Compensation Philosophy

During 2011, the goals for our executive compensation program were to:

•	attract and retain a qualified, talented team of executive officers, who will provide leadership for the Company’s success in competitive markets,

•	accomplish the above objective in a way that is aligned with the long-term interests of our stockholders,

•	increase the overall performance of the Company,

•	increase stockholder value, and

•	incentivize the executive officers to prudently achieve the highest level of Company financial performance.

The Compensation Committee believes that our executive compensation policies must remain competitive with those of our peer companies and that they should be structured in a way that rewards consistently high performance. The Company has grown significantly in the past few years and our operations have expanded into new businesses and new regions. In 2010 and 2011, the Committee engaged Hay Group, an outside independent compensation consultant (the “Compensation Resources”), to review the Company’s existing executive compensation program and to provide the Committee with a report detailing its findings. Based on input provided by Hay Group, the Compensation Committee implemented changes to the Company’s executive compensation policy to reflect the changing economic environment.

We seek to pay our executive officers total compensation that is competitive with other companies of comparable size and complexity. To ensure that our executive compensation remains competitive, we try to set total compensation for each executive officer in line with approximately the 50th percentile of our peers at the target level of performance described below, which we consider to be market. The actual percentile may vary depending on our financial performance and on each executive’s individual performance in relation to the responsibilities they manage for the Company. Based on input from Hay Group, we believe that the types of compensation and benefits provided to our Chief Executive Officer and other executive officers are generally comparable to those provided to the executive officers of the publicly traded companies identified as the Company’s peers.

While we seek to maintain competitive compensation arrangements for our executives, we also strongly believe that the competitiveness of the compensation packages should be based on the total compensation achievable by the executive officers and that a substantial portion of that compensation should be linked to the long-term performance of the Company. Accordingly, the executive compensation packages provided to the Chief Executive Officer and the other executive officers have been structured to include, in addition to base salary and limited fringe benefits, stock options and/or restricted shares. A substantial portion of the compensation packages for executive officers for 2011 and prior years was in the form of equity, which is intended to incentivize executive officers to achieve long-term growth in the price of the Company’s common stock, and annual cash bonus opportunities, both of which depend partly on the achievement of performance targets that are intended to reward executive officers for meeting annual financial performance goals. Overall compensation levels are set such that, for executive officers to achieve a competitive compensation level, there must be both growth in the market price of the Company’s common stock and growth in the Company’s earnings and revenues.

We believe that executive officer compensation should seek to align the interests of executives with those of our stockholders, by seeking to reward long-term growth in the value of the Company’s common stock and to reward the achievement of annual financial goals by the Company. The performance-based components of compensation, stock options, restricted shares and annual cash bonuses, for executive officers are linked solely to corporate financial performance of the Company and not the individual goals of the executive officers. This is intended to keep the executive team focused on the core goal of overall corporate performance.

We review compensation survey data and believe it is a useful guide for comparative purposes. However, we also believe that a successful compensation program requires us to apply our own judgment and subjective determination of individual executive officer performance related to overall corporate performance. We therefore reconcile the program’s objectives with the realities of rewarding strong performance and retaining valued members of management. We periodically evaluate the types and levels of compensation we pay to ensure that we are able to attract and retain qualified executive officers and that their compensation remains comparable to compensation paid to similarly situated executives in comparable companies.

Setting Executive Compensation

When setting or recommending compensation levels (excluding the incentive components of compensation which are linked solely to the Company’s financial performance), we consider the overall performance of the Company and the individual performance of each of the executive officers. We also consider an executive officer’s contributions to and ability to influence the Company’s performance and we seek to encourage teamwork among our executives. We believe that the levels of base salary, bonus, equity awards, fringe benefits and other benefits should generally be managed to compete with other public and private companies of comparable size and complexity. For 2011 and past years, we based our determinations on a variety of factors, including the personal knowledge of market conditions that each member of the Committee has gained in his own experience managing businesses in Poland, Russia and Central Europe, compensation survey data available to us, the knowledge obtained from the Chief Executive Officer and other executives as to local market conditions, compensation levels at companies we have acquired, individual negotiation with the executive officers and information provided by Hay Group. We do not formally benchmark against specific companies or industries, but rather exercise an amount of discretion in setting compensation levels, utilizing the general knowledge of the members of our Compensation Committee. We periodically evaluate the types and levels of compensation we pay to ensure we can attract and retain qualified executive officers and that their compensation remains comparable to compensation paid to similarly situated executives in comparable companies.

Base salaries and other compensation for the Chief Executive Officer and other executive officers are set by the board of directors following recommendation by the Committee and reflect a number of elements, including recommendations by Mr. Carey as to the other executive officers based on evaluation of their performance, recommendations by independent compensation consultants and the various other factors described above. The Committee works closely with Mr. Carey in establishing compensation levels for the other executive officers. Mr. Carey and the individual executive typically engage in discussions regarding the executive’s salary, and Mr. Carey reports on such discussions and makes his own recommendations to the Committee. The Committee will separately discuss with Mr. Carey any proposed adjustment to his own compensation. The Committee reports to the board of directors on all proposed changes in executive compensation, after it has formed a view on appropriate adjustments, and makes recommendations for consideration of the board of directors for the Chief Executive Officer and the other executive officers. The board of directors considers such recommendations and, thereafter, sets the compensation level, without the participation of the Chief Executive Officer, for Mr. Carey and, with the participation of the Chief Executive Officer, for the other executive officers. Base salary levels and other aspects of compensation for executive officers historically have been set forth in employment agreements. The Chief Executive Officer is not present during voting or deliberation on his performance or compensation.

The board of directors or the Committee can exercise the right to modify any recommended adjustments or awards to the executive officers. The Chairman of the Committee, in connection with the Chairman and the Lead Director of the board of directors, conducts an informal annual review of the performance of the executives, and evaluates the performance of the executives collectively.

At the end of 2010, we engaged Hay Group to assist with the annual review of our executive compensation program. Hay Group presented a comprehensive assessment of the competitiveness of our executive compensation program relative to beverage and proxy peer groups. The analysis conducted by Hay Group researched three compensation measures for our executive officers: (1) base salary, (2) total cash compensation (which is the sum of the base salary plus annual incentives/bonuses) and (3) total direct compensation (which is the sum of the total cash compensation plus long-term incentives) and compared the compensation to two separate peer groups. The specific companies included in each peer group for fiscal year 2011 were as follows.

Beverage Peer Group	NASDAQ Peer Group
Coca-Cola Bottling	Plexus Corp.	Tellabs Inc.
Constellation Brands—Cl A	Sanderson Farms Inc.	Central Garden and Pet Co.
Cott Corp.	Career Education Corp.	Hub Group Inc—Cl A
Hansen Natural Corp.	Xilinx Inc.	Arkansas Best Corp
Brown-Forman Co.	Freds Inc.	Altera Corp
Dr. Pepper Snapple Group Inc.	Bob Evans Farms	Linear Technology Corp
Green Mountain Coffee Roasters	Beacon Roofing Supply	Seneca Foods Corp
PC Connection Inc.

The report concluded that, with respect to Peer Group A: (i) for our CEO, his base salary was 13% below the market average of $741,000; his total cash compensation was 12% below the market average of $1,786,000, and his total direct compensation was 30% below the market average of $3,871,000; (ii) for our CFO, his base salary was 14% below the market average of $409,000; his total cash compensation was 0.4% below the market average of $711,000, and his total direct compensation was 11% below the market average of $1,225,000; and (iii) for our Vice President, Corporate Secretary and Director of Investor Relations, his base salary was 22% below the market average of $400,000; his total cash compensation was 32% below the market average of $750,000; and his total direct compensation was 54% below the market average of $1,697,000. In addition, with respect to Peer Group A, Hay Group determined that only three companies within Peer Group A had officers employed in a comparable COO position and therefore a meaningful market statistic could not be calculated. However, based on the data collected from these three companies it was determined that for our COO his base salary was 11% below the average of $494,000; his total cash compensation was 2% below the average of $954,000, and his total direct compensation was 21% below the average of $1,701,000.

In addition, the report concluded that, with respect to Peer Group B: (i) for our CEO, his base salary was 5% below the market average of $677,000; his total cash compensation was 16% above the market average of $1,358,000, and his total direct compensation was equal to the market average of $2,693,000; (ii) for our CFO, his base salary was 2% below the market average of $357,000; his total cash compensation was 9% above the market average of $651,000, and his total direct compensation was 4% below the market average of $1,127,000; (iii) for our COO, his base salary was 7% above the market average of $414,000; his total cash compensation was 60% above the market average of $584,000, and his total direct compensation was 42% above the market average of $941,000; and (iv) for our Vice President, Corporate Secretary and Director of Investor Relations, his base salary was 6% below the market average of $331,000; his total cash compensation was 1% below the market average of $516,000; and his total direct compensation was 18% below the market average of $941,000.

The Compensation Committee reviewed the findings of Hay Group and considered its recommendations in the context of its annual review of executive compensation policies. The report was one of the factors in the Committee’s decisions to amend the Executive Bonus Plan on May 19, 2011 and to amend the executive officers’ employment agreements on October 13, 2011.

In 2011, the Compensation Committee decided it would formalize the process in which it considers the wealth accumulation of our executive officers by reviewing tally sheets. The following wealth accumulation table illustrates the aggregate value of all stock and options held by each executive officer at year-end:

	December 31,
	2009	2010	2011
William V. Carey	$115,877,470	$114,841,190	$17,835,780
Christopher Beidermann	$343,150	$240,300	$102,202
Evangelos Evangelou	$995,090	$1,066,388	$262,918
James Archbold	$2,459,414	$1,876,384	$175,388

In 2011, our compensation decisions were motivated by three main factors. First, given the turbulent economic environment, we wanted to motivate and retain our key executives. Second, we wanted to update our compensation structure so that the factors determining the value of compensation were not so heavily dominated by our stock price. And finally, we wanted to ensure our executive officers’ continued focus on achieving the best results for the Company and to provide a compensation structure that made our targeted results worth achieving.

Elements of Compensation

Our executive compensation is composed of three basic elements outlined below.

Compensation Element	Objectives	Key Features
Base Salary

•        Attracts, retains and rewards named executive officers by providing a fixed level of cash compensation to reward demonstrated experience, skills and competencies relative to the market value of the job.

•        Annual cash compensation, which is not at risk.

•        Targeted at or near average base salaries of similarly situated executives of peer groups.

•        Adjustments are considered as the Compensation Committee sees fit, usually in consultation with independent compensation consultants.

Annual Performance Based Incentive Awards (Bonus)

•        Focuses named executive officers on our annual results by rewarding annual corporate performance and achievement of strategic goals.

•        Aligns each executive officer’s interests with those of our stockholders by promoting strong annual results through revenue growth and operating efficiency.

•        Retains named executive officers by providing market-competitive compensation.

•        Annual awards are at risk because they are based on achieving financial targets.

•        Each annual award can vary from 0% to 200% of the target amount.

•        Our Vice President and Director of Investor Relations receives a non-variable year-end bonus that is not based on company performance.

Long-Term Incentive Awards (Equity)	• Aligns each executive officer’s interests with long-term stockholder interests by linking part of each executive officer’s compensation to long-term corporate performance.	• Long-term equity based compensation which is at risk due to vesting requirements. • Targeted at a level approximating the median of our peer groups’ equity compensation.

•        Provides opportunities for wealth creation and ownership, which promotes retention and enables us to attract and motivate our executive officers.

•        Retains executive officers through multi-year vesting of equity grants and annual performance periods.

•        A mix of stock options, time-based restricted stock and performance shares to accomplish different objectives.

•        Options and restricted shares generally vest in full at the end of one or two year periods (i.e., cliff vesting). Performance shares, if earned, vest over three year period in equal annual installments.

The following describes in more specific terms the elements of compensation that implement the compensation philosophy and objectives described above, with specific reference to compensation earned by the named executive officers for 2011.

Base Salaries

Base salaries of executive officers are determined at the time a person initially becomes an executive officer by evaluating the responsibilities of the position, the experience and knowledge of the individual and the competitive marketplace at that time for executive talent, including a comparison to base salaries for comparable positions (considered in the context of the total compensation paid by such companies). Salaries are reviewed from time to time thereafter, generally in connection with the expiration of employment agreements or when other considerations warrant such consideration in the discretion of the Committee and board of directors, considering the foregoing factors as well as the executive’s performance and the other factors considered in setting total compensation described above. We have historically maintained a policy of setting base salary at the lower end of market levels in preference to emphasizing the incentives provided by the executive bonus and equity incentive (stock options and restricted shares) programs. Our executive officers working in Poland also serve on the boards of certain of our subsidiaries, for which local law requires that they be paid a modest stipend which we include in the analysis of base salaries.

When salary adjustments are considered, they are made in the context of the total compensation for executive officers, consistent with the core principles discussed earlier in this Compensation Discussion and Analysis. In each case, the participants involved in recommending and approving salary adjustments (i.e., the board of directors with respect to the Chief Executive Officer, and the board of directors and the Chief Executive Officer with respect to other executive officers) consider the performance of each executive officer. Individual performance evaluations take into account such factors as new responsibilities, the previous year’s corporate performance and the achievement of specific individual objectives. The factors impacting base salary levels are not assigned specific weights but are considered as a totality, against the backdrop of our overall compensation philosophy and knowledge of market conditions.

Beginning January 1, 2010, base salaries were established with recognition of the significant changes to the nature and size of our business. The responsibilities of each executive officer changed with our shift in focus from distribution to production and with our entry into markets outside of Poland, including Hungary and Russia. During 2011, after consultation with Hay Group, base salaries were adjusted to approximate the average base salaries of similarly situated executives at our peer groups.

Mr. Carey, as our President and Chief Executive Officer, holds the most direct responsibility for the performance of our various businesses. As such, he is awarded a higher base salary than the other executive officers. At the end of 2011, we were the largest vodka producer in Russia, the world’s largest vodka market, one of the largest vodka producers in Poland, and a leading importer of spirits, wines and beers in Russia, Poland and Hungary. In addition, our operations had expanded into Ukraine. Mr. Carey’s job responsibilities therefore include overseeing operations and various business activities in multiple countries. Mr. Carey’s annual base salary was $626,186 as of January 1, 2011 and, based on the advice of Hay Group, was increased to $750,000 as of July 1, 2011.

Evangelos Evangelou, as Chief Operating Officer, carries the second most responsibility for our operations, with a heavier focus on the day-to-day aspects of running our businesses. With the recent expansion of our operations, Mr. Evangelou’s responsibilities increased in tandem with Mr. Carey’s. Mr. Evangelou’s annual base salary was $442,177 as of January 1, 2011 and, based on the advice of Hay Group, was increased to $450,000 as of July 1, 2011.

Christopher Biedermann, as Chief Financial Officer, is directly responsible for the financial condition of the Company, and the complex, diverse accounting and financial reporting requirements to which the Company is subject. The expansion of our operations from exclusively importation and distribution to inclusion of production, and our acquisition of businesses operating in different territories and jurisdictions have increased Mr. Biedermann’s responsibilities considerably. Mr. Biedermann’s annual base salary was $351,428 as of January 1, 2011 and, based on the advice of Hay Group, was increased to $410,000 as of July 1, 2011.

James Archbold’s responsibilities as Corporate Secretary (until April 2012) and Director of Investor Relations, are less connected to the operational activities associated with running our Company. Nevertheless, the changes in the scope and size of our business, from the acquisition of new production assets to the expansion into new countries, have increased the complexity of his job responsibilities. Our growth has recently been driven chiefly by a series of large acquisitions in new geographic regions, which required significant bank and capital markets debt and equity financing arrangements. As Director of Investor Relations, Mr. Archbold plays a key role as liaison with our debt and equity investors and in evaluating and planning for potential reactions in the investor community. Mr. Archbold’s annual base salary was $312,000 as of January 1, 2011 and, based on the advice of Hay Group, was increased to $400,000 as of July 1, 2011 ($50,000 of Mr. Archbold’s salary is attributable to his service as Corporate Secretary).

Bonuses

We have historically paid annual cash bonuses to our executive officers based on corporate performance, as measured by reference to factors which the Compensation Committee believes reflect objective performance criteria over which management generally has the ability to exert some degree of control. This policy was formalized in 2001 with the adoption of the Company’s executive bonus plan. The Company establishes a cash bonus pool for each year and the interest in such pool, if earned, for each of the executive officers. The proportionate interest of each officer participating in the cash bonus pool is based upon, among other things, assessment by the Committee and the board of directors of each officer’s level of responsibility within the Company, expertise and ability to influence improvements in the Company’s financial results, and tenure. The factors impacting the determination of an officer’s proportionate interest in the cash bonus pool are not assigned specific weights but are considered as a totality, against the backdrop of the Company’s overall compensation philosophy and knowledge of market conditions, in the discretion of the Committee and the board of directors.

For the year 2011, the cash bonus pool for achieving 100% of all targets was $1,670,000. The potential payout levels varies from 0% to 200% as follows:

Level of Achievement	Payout Percentage	Potential Bonus Pool
<70%	0%	$0
70%	50%	$835,000
100%	100%	$1,670,000
150%	200%	$3,340,000

The bonus plan participants in 2011 were Messrs. Carey, Evangelou and Biedermann, and any payouts from the bonus pool were to be allocated as follows:

Participant	Percentage of Pool	Potential Payout at 100% Achievement
William Carey	56.9%	$950,000
Evangelous Evangelou	27.0%	$451,000
Christopher Biedermann	16.1%	$269,000

The potential pay-outs from the bonus pool are intended to recognize, on an annual basis, the level of responsibility and potential contribution of each officer to our results. For example, Mr. Carey, as President and Chief Executive Officer, would receive the highest percentage payout from the bonus pool. Because his job responsibilities are less connected to the day-to-day operations of the Company than those of Messrs. Carey, Evangelou and Biedermann, Mr. Archbold does not participate in the cash bonus pool. Instead, Mr. Archbold receives a non-variable year-end bonus of $95,000 that is not based on company performance.

Under the executive bonus plan for 2011, the size of the bonus earned by the participants depended upon the achievement of three targets established by the board of directors: net sales revenue, EBITDA and earnings per share. Fifty percent of the pool interest was based on EBITDA, thirty-five percent was based on net sales revenue and fifteen percent was based on earnings per share. The participants would have received 100% of the bonus pool they were allocated if all of the targets were met. The percentage of the bonus attributable to each target would have been increased or decreased in proportion to the amount by which the Company exceeded or fell short of that target, subject to a maximum of 200%. No amount was to be paid if the actual results were less than 70% of the targets.

For purposes of the executive bonus plan, EBITDA is computed as the operating profit of the consolidated Company group for the 12 months ending December 31 of the relevant bonus year, adjusted for depreciation and amortization and for the pro forma effect of acquisitions, non-consolidated entities and other non-cash or non-recurring items as determined by the Committee after consultation with management.

The Compensation Committee set targets for 2011 that reflect the desire of the Committee to incentivize our executive officers to continue to maximize operational performance while also prudently managing the balance sheet, in the view of the board of directors. The Committee believes that the use of financial measures as performance targets appropriately balances incentives to reward strong performance without encouraging undue risk-taking. We believe that the 2011 targets represented an appropriate balance of management priorities as they pertain to results of Company operations.

In the beginning of 2011, the Committee and the board of directors established a net sales target of $1,062 million, an EBITDA target of $222 million and an earnings per share target of $1.14. The Company’s actual results fell short of these targets and the board of directors therefore determined that:

•	Mr. Carey, President and Chief Executive Officer, earned no cash bonus;

•	Mr. Evangelou, Vice-President and Chief Operating Officer, earned no cash bonus;

•	Mr. Biedermann, Vice-President and Chief Financial Officer, earned no cash bonus; and

•	Mr. Archbold, Vice-President and Director of Investor Relations, earned a non-performance-based cash bonus of $95,000.

Performance targets are set by the board of directors, upon the recommendation of the Compensation Committee, based on the Company’s business plan to reflect continued growth of the Company’s business. The Company does not disclose future performance targets because we believe this information is not material to understanding our executive compensation. The board of directors and the Committee set performance targets at levels they consider to be reasonably attainable but challenging.

Equity

A third component of executive officers’ compensation is in the form of equity grants. Equity grants for 2011 were held at the same levels established by the Compensation Committee for 2010 when the Compensation Committee consulted with Compensation Resources, an executive compensation advisor, regarding executive pay practices at targeted peer group companies and deliberated internally. As is the case with the equity grants to the directors, the executive officers had the opportunity to elect to receive their equity grants in the form of stock options, restricted shares or a 50/50 combination of both stock options and restricted shares.

Half of the aggregate amounts of restricted stock or stock options granted in 2011 are subject to time-based “cliff” vesting. These time-based stock awards will vest in full on the second anniversary of the grant date. The other half of the aggregate amount of restricted stock or stock options granted in 2011 are subject to performance-based vesting. These performance-based stock awards will vest in three equal annual installments if certain performance targets for the 2011, 2012 and 2013 fiscal years are achieved. The targets were established based on projections agreed to by our board of directors at the time the stock awards were granted.

The vesting for one-half of the performance-based stock awards will be determined based on the achievement of performance targets relating to the Company’s net sales revenue, EBITDA and earnings per share. The equity targets are the same as the cash bonus targets. Vesting of the performance-based awards will be pro-rated according to the Company’s actual performance for the respective fiscal year relative to the equity performance targets, as measured upon receipt of final audited financials and an audit opinion. Underachievement of the performance targets (ranging from 70-99%) will result in the vesting of a proportional amount of the performance-based awards, with the difference to be forfeited by the recipient. Overachievement of the performance targets (ranging from 101-150%) will result in the granting of additional restricted stock or stock options, as applicable.

As it did when setting the targets for cash bonuses, with respect to equity awards, our Compensation Committee set targets for 2011 that reflect the desire of the Committee to incentivize its executives to continue to maximize operational performance while also prudently managing the balance sheet, in the view of the board of directors. The Committee believes that the use of the performance targets appropriately balances incentives to reward strong performance without encouraging undue risk-taking. The Compensation Committee felt that the combination of the three targets represented an appropriate balance of management priorities as they pertain to results of Company operations.

The Company’s actual results fell short of the targets set for 2011. As a result, Mr. Carey forfeited 17,000 of the options granted to him in 2011, and Messrs. Biedermann, Evangelou and Archbold forfeited 2,222, 2,361, and 1,555 shares, respectively, of the performance-based stock granted to them in 2011. With respect to equity awards granted to them in 2010, Mr. Carey forfeited 32,332 options and Messrs. Biedermann, Evangelou and Archbold forfeited 4,444, 4,722 and 3,122 shares, respectively.

Stock Ownership Guidelines

We believe that it is in the best interests of the Company’s stockholders for the Company’s directors and executive officers to own common stock of the Company, thereby aligning their interests with the interests of the Company’s stockholders. To this end, on March 11, 2008, the board of directors established targets for the minimum amounts of our common stock that our directors and executive officers should beneficially own. The ownership obligation for executive officers is based on each officer’s position in the organization and is a multiple of annual base salary. Since 2008, our Chairman and Chief Executive Officer has had a stock ownership obligation of four (4) times his annual base salary while each of the other directors and executive officers has had a stock ownership obligation of two (2) times his annual board fee or their annual base salary, as the case may be. In 2012, these ownership obligations were increased to five (5) times for our Chairman and Chief Executive Officer and to three (3) times for each of the other directors and officers.

Current officers have 3 years to meet 50% and 4 years to meet 100% of their requirement. Our CEO, current directors and officers elected after the adoption of the policy have 2 years to meet 50% and 3 years to meet 100% of their requirement. Directors elected after the adoption of the policy have 1 year to meet 50% and 2 years to meet 100% of their requirement.

Each of our executive officers and each member of our board of directors, except for Mr. Picchi who has only recently joined the board of directors, is currently in compliance with these obligations or has made meaningful progress towards compliance.

Employment Agreements

Each of the executive officers of the Company is party to an employment agreement setting forth, among other things, his base salary, and the percentage participation in the annual payouts of the aggregate cash bonus pool under the executive bonus plan, all such amounts having been determined as described in this Compensation Discussion and Analysis. The Company currently enters into employment agreements with its executive officers because it generally believes that, in respect of key executive officers, there is a significant value in its competitive markets to setting out compensation and fringe benefit expectations in a writing, maintaining appropriate non-competition, non-solicitation of employees and confidentiality agreements with key executives, and agreeing post-termination payments and other obligations. These employment agreements, which also set out the revised salaries and option entitlements in future years, are described in more detail under the caption “Employment Agreements.”

Say-on-Pay

We value the opinions of our stockholders. At our 2011 annual meeting, stockholders approved the say-on-pay proposal (Proposal 3 in our 2011 proxy statement) by casting more than 73% of their votes in favor of the compensation paid to our executive officers. In 2011, we made certain changes to further improve our executive compensation program, however the changes were not caused by the voting results. At the same meeting, stockholders indicated their agreement with the recommendation made by our board of directors for the say-on-frequency proposal (Proposal 4 in our 2011 proxy statement) by casting more than 69% of their votes in favor of holding advisory votes on the compensation paid to our named executive officers every year (as opposed to every two or three years). We are pleased that our directors and stockholders are in agreement. Consistent with the recommendation made by our directors in last year’s proxy statement, we intend to hold another non-binding vote on the compensation paid to our executive officers at our 2012 annual meeting of stockholders.

Taxation and Accounting Matters

The Committee considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. Generally, the Company expects that compensation paid to its executive officers will be fully deductible for federal income tax purposes. However, in certain situations, the Company may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers.

Beginning on January 1, 2006, the Company began accounting for stock-based payments including its Stock Option Program, Long-Term Stock Grant Program, Restricted Stock Program and Stock Award Program in accordance with the requirements of FASB Statement 123(R). The adoption of FASB Statement 123(R) led the Committee and board of directors to reconsider the balance of the various components of the compensation package for its executive officers, and to emphasize cash components of compensation in future periods to a greater extent than in past years, with an offsetting reduction in the amount of options granted.

Summary Compensation Table

The following table summarizes the total compensation awarded to or earned by our Chief Executive Officer, Chief Financial Officer and two other executive officers (collectively, the “named executive officers”) for the years ended December 31, 2009, 2010 and 2011.

Name and Principal Position	Year	Salary		Bonus	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation	All Other Compensation		Total
William V. Carey Chairman, President, and Chief Executive Officer	2011	$688,093	(1)(2)	—	—		$801,862	(2)(9)	—	$232,350	(11)	$1,722,305
	2010	$676,307	(1)(2)	—	—		$801,040	(2)(10)	—	$229,649	(12)	$1,706,996
	2009	$650,670	(1)(2)	—	—		$484,125	(2)	$930,600	$137,685	(13)	$2,203,080

Evangelos Evangelou Vice President and Chief Operating Officer	2011	$446,089	(1)	—	$324,424	(3)	—		—	$28,794	(14)	$799,307
	2010	$441,002	(1)	—	$402,484	(4)	—		—	$28,794	(15)	$872,280
	2009	$414,882	(1)	—	—		$218,100		$495,000	$67,577	(16)	$1,195,559

Christopher Biedermann Vice President and Chief Financial Officer	2011	$380,714	(1)	—	$305,348	(5)	—		—	$18,115	(17)	$704,177
	2010	$354,955	(1)	—	$378,819	(6)	—		—	$18,115	(18)	$751,889
	2009	$343,854	(1)	—	—		$181,750		$356,400	$20,913	(19)	$902,917

James Archbold Vice President and Corporate Secretary and Director of Investment Relations	2011	$356,000		—	$213,748	(7)	—		$95,000	$41,052	(20)	$610,800
	2010	$312,000		—	$265,179	(8)	—		$95,000	$33,470	(21)	$705,649
	2009	$230,000		—	—		$160,849		$198,000	$28,740	(22)	$617,589

(1)	Includes fees paid to Mr. Carey, Mr. Evangelou and Mr. Biedermann for serving on the management Boards of certain of our subsidiaries.
(2)	Includes amounts paid or granted to Mr. Carey for serving as chairman of the board of directors.
(3)	Includes $54,070 of restricted stock subsequently forfeited by Mr. Evangelou based on the Company’s 2011 performance relative to performance targets established by the Compensation Committee and the board of directors.
(4)	Includes $134,152 of restricted stock subsequently forfeited by Mr. Evangelou based on the Company’s 2010 and 2011 performance relative to performance targets established by the Compensation Committee and the board of directors.
(5)	Includes $50,891 of restricted stock subsequently forfeited by Mr. Biedermann based on the Company’s 2011 performance relative to performance targets established by the Compensation Committee and the board of directors.
(6)	Includes $126,254 of restricted stock subsequently forfeited by Mr. Biedermann based on the Company’s 2010 and 2011 performance relative to performance targets established by the Compensation Committee and the board of directors.
(7)	Includes $35,624 of restricted stock subsequently forfeited by Mr. Archbold based on the Company’s 2011 performance relative to performance targets established by the Compensation Committee and the board of directors.
(8)	Includes $88,412 of restricted stock subsequently forfeited by Mr. Archbold based on the Company’s 2010 and 2011 performance relative to performance targets established by the Compensation Committee and the board of directors.
(9)	Includes $133,643 in stock options subsequently forfeited by Mr. Carey based on the Company’s 2011 performance relative to performance targets established by the Compensation Committee and the board of directors.
(10)	Includes $267,014 in stock options subsequently forfeited by Mr. Carey based on the Company’s 2010 and 2011 performance relative to performance targets established by the Compensation Committee and the board of directors.
(11)	Represents expenses paid to or for Mr. Carey for perquisites and other miscellaneous costs, including $106,000 for housing, security and housing-related expenses, the use of a company car (payments of $65,785 made by the Company) and payments for medical insurance, school fees for his child, travel and home leave, and club memberships.
(12)	Represents expenses paid to or for Mr. Carey for perquisites and other miscellaneous costs, including $109,384 for housing and related expenses, the use of a company car (payments of $65,785 made by the Company) and payments for medical insurance, school fees for his child, utilities, travel and home leave, and club memberships.

(13)	Represents expenses paid to or for Mr. Carey for perquisites and other miscellaneous costs, including $70,529 for housing, security and housing-related expenses, the use of a company car (payments of $22,901 made by the Company) and payments for medical insurance, school fees for his child, travel and home leave, and club memberships.
(14)	Represents expenses paid to or for Mr. Evangelou for perquisites and other miscellaneous costs, including the use of a company car (lease payments of $20,948 made by the Company) and payments for medical and other insurance.
(15)	Represents expenses paid to or for Mr. Evangelou for perquisites and other miscellaneous costs, including the use of a company car (lease payments of $20,948 made by the Company) and payments for mobile phone, medical and other insurance.
(16)	Represents expenses paid to or for Mr. Evangelou for perquisites and other miscellaneous costs, including the use of a company car (lease payments of $63,238 made by the Company) and payments for mobile phone, medical and other insurance.
(17)	Represents expenses paid to or for Mr. Biedermann for perquisites and other miscellaneous costs including the use of a company car (lease payments of $18,498 made by the Company) and payments for medical insurance.
(18)	Represents expenses paid to or for Mr. Biedermann for perquisites and other miscellaneous costs including the use of a company car (lease payments of $18,498 made by the company) and payments for mobile phone and medical insurance.
(19)	Represents expenses paid to or for Mr. Biedermann for perquisites and other miscellaneous costs including the use of a company car (lease payments of $15,146 made by the company) and payments for mobile phone and medical insurance.
(20)	Represents expenses paid to or for Mr. Archbold for perquisites and other miscellaneous costs including the use of a company car (lease payments of $7,788 made by the Company) and medical insurance for Mr. Archbold and his family ($33,264).
(21)	Represents expenses paid to or for Mr. Archbold for perquisites and other miscellaneous costs including the use of a company car (lease payments of $7,551 made by the company) and payments for mobile phone ($4,556) and medical insurance for Mr. Archbold and his family ($21,363).
(22)	Represents expenses paid to or for Mr. Archbold for perquisites and other miscellaneous costs including the use of a company car (lease payments of $8,964 made by the company) and payments for mobile phone and medical insurance for Mr. Archbold and his family ($16,776).

Grants of Plan-Based Awards During 2011

The following table sets forth information regarding all grants of plan-based awards made to our named executive officers during the fiscal year ended December 31, 2011:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts under Equity Incentive Plan Awards			Exercise or Base Price of Options Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
William V. Carey	1/1/2011				53,900	77,000	115,500	$22.90	$670,030
	5/19/2011				17,500	25,000	37,500	$11.02	$131,832
	4/4/2011	$475,000	$950,000	$2,850,000
Evangelos Evangelou	1/1/2011				9,917	14,167	21,251		$324,424
	4/4/2011	$225,500	$451,000	$1,353,000
Christopher Biedermann	1/1/2011				9,334	13,334	20,001		$305,348
	4/4/2011	$134,500	$269,000	$807,000
James Archbold	1/1/2011				6,534	9,334	14,001		$213,748
	4/4/2011	—	$95,000	—

Outstanding Equity Awards At Fiscal Year-End (December 31, 2011)

The following table presents information about outstanding equity awards held by the named executive officers at December 31, 2011:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares that have not vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares that have not vested
William Carey	67,500			$29.70	31-Dec-12
	12,500			$30.74	30-Apr-12
	50,000			$58.08	1-Jan-18
	12,500			$60.92	1-May-18
	50,000			$19.70	1-Jan-19
	12,500			$20.24	30-Apr-19
		64,167	(1)	$28.41	1-Jan-20
		20,833	(2)	$35.66	29-Apr-20
		77,000	(3)	$22.90	1-Jan-21
		25,000	(4)	$11.02	19-May-21
Chris Biedermann	20,000			$26.76	31-Dec-16
	30,000			$29.70	31-Dec-17
	25,000			$58.08	1-Jan-18
	25,000			$19.70	1-Jan-19
						11,111	(5)	$48,666
						13,334	(6)	$58,402
Evangelos Evangelou	39,375			$26.76	31-Dec-16
	39,375			$29.70	31-Dec-17
	30,000			$58.08	1-Jan-18
	30,000			$19.70	1-Jan-19
						11,805	(5)	$51,705
						14,167	(6)	$62,051
James Archbold	3,000			$5.49	31-Dec-13
	33,750			$14.05	31-Dec-14
	33,750			$7.85	29-Apr-13
	25,312			$14.05	1-Jan-14
	28,125			$19.69	31-Dec-15
	28,125			$26.76	31-Dec-16
	28,125			$29.70	31-Dec-17
	22,125			$58.08	1-Jan-18
	22,125			$19.70	1-Jan-19
						7,778	(5)	$34,067
						9,334	(6)	$40,882
(1)	This option was awarded on January 1, 2010 and has a vesting schedule based partly on time elapsed from the date of the grant and partly on the performance of the Company. The time-based vesting will occur on January 1, 2012 and the performance-based vesting will occur if certain performance criteria are met for the company for the 2011 and 2012 fiscal years.
(2)	This option was awarded on April 29, 2010 and has a vesting schedule based partly on time elapsed from the date of the grant and partly on the performance of the Company. The time-based vesting will occur on April 29, 2012 and the performance-based vesting will occur if certain performance criteria are met for the company for the 2011 and 2012 fiscal years, in three equal annual installments.
(3)	This option was awarded on January 1, 2011 and has a vesting schedule based partly on time elapsed from the date of the grant and partly on the performance of the Company. The time-based vesting will occur on January 1, 2013 and the performance-based vesting will occur if certain performance criteria are met for the company for the 2011, 2012 and 2013 fiscal years, in three equal annual installments.

(4)	This option was awarded on May 19, 2011 and has a vesting schedule based partly on time elapsed from the date of the grant and partly on the performance of the Company. The time-based vesting will occur on May 19, 2012 and the performance-based vesting will occur if certain performance criteria are met for the company for the 2011, 2012 and 2013 fiscal years, in three equal annual installments.
(5)	This restricted stock was awarded on January 1, 2010 and has a vesting schedule based partly on time elapsed from the date of grant and partly on the performance of the Company. The time-based vesting will occur on January 1, 2012 and the performance-based vesting will occur if certain performance criteria are met for the company for the 2011 and 2012 fiscal years.
(6)	This restricted stock was awarded on January 1, 2011 and has a vesting schedule based partly on time elapsed from the date of grant and partly on the performance of the Company. The time-based vesting will occur on January 1, 2013 and the performance-based vesting will occur if certain performance criteria are met for the company for the 2011, 2012 and 2013 fiscal years, in three equal annual installments.

Option Exercises and Stock Vested in 2011

The following table presents information about option exercises by, and stock vesting to, our named executive officers during the fiscal year ended December 31, 2011:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
William V. Carey	0	N/A	0	N/A
Evangelos Evangelou	0	N/A	0	N/A
Christopher Biedermann	0	N/A	0	N/A
James Archbold	0	N/A	0	N/A

Employment Agreements

The Company has had employment agreements with its executive officers since 2004 and these agreements have been periodically updated. The employment agreements with the named executive officers were most recently amended and restated as of October 13, 2011. The initial term of the amended and restated employment agreements is three years and, absent notice from either party that it does intend to extend the term, the agreements are automatically extended for one year on each anniversary. Amendments to the employment agreements are recommended by the Compensation Committee and approved by the board of directors.

William V. Carey

Mr. Carey serves as the President and Chief Executive Officer of the Company. Pursuant to his employment agreement, Mr. Carey is paid an annual base salary at the rate of $750,000 and is entitled to receive 56.9% of the aggregate cash bonus pool payable to all participants under the Company’s executive bonus plan for the fiscal year. The executive bonus plan is described in detail under “—Elements of Compensation—Bonuses” above. In addition, Mr. Carey is entitled to up to $144,000 annually as special benefits to help cover the cost of housing, school fees for his child, home leave, security and family flight tickets. All payments to Mr. Carey may be subject to increase or decrease based on movements within a specified band of the Polish zloty–U.S. dollar exchange rate. Mr. Carey participates in benefit plans and fringe benefits available to all other senior executives of the Company. In 2011, as part of his participation in the benefit plans and fringe benefits available to the Company’s senior executives, Mr. Carey received health insurance coverage, a company mobile phone and a company car from the Company.

Mr. Carey may terminate his employment agreement for “good reason,” which means the Company’s failure to perform or observe any of the material terms or provisions of the employment agreement which continues for 30 days after written notice or a material reduction in the scope of Mr. Carey’s responsibilities and duties. The Company may terminate the agreement if Mr. Carey becomes incapacitated for more than six months. In addition, the Company may terminate the agreement for “cause,” which includes Mr. Carey’s willful refusal to follow written orders of the Company’s board of directors, willful engagement in conduct materially injurious to the Company, dishonesty of a material nature that relates to the performance of his duties under the agreement, conviction of a felony involving moral turpitude or continued failure to perform (for a period of 45 days after written notice from the board of directors) his required duties to the satisfaction of the board of directors. Either the Company or Mr. Carey may terminate Mr. Carey’s employment for any reason other than those described above by giving 12 months’ notice. The agreement will terminate automatically upon Mr. Carey’s death.

If the agreement is terminated due to Mr. Carey’s death, or by the Company due to Mr. Carey’s disability or for cause, or by Mr. Carey other than for good reason, then within 10 days of such termination (or such earlier date as may be required by applicable law) the Company must pay Mr. Carey the “accrued obligations,” which include (i) base salary accrued but unpaid through the date of termination, (ii) earned but unpaid annual bonus for periods with respect to which the performance periods have been closed, (iii) accrued but unused paid time off or sick pay, (iv) business expenses reimbursement, and (v) any other compensation or benefits owed or provided by the Company pursuant to its plans and arrangements.

If the Company terminates the employment agreement other than for cause, disability or death, or if Mr. Carey terminates for good reason, within 10 days of such termination (or such earlier date as may be required by applicable law) the Company must pay Mr. Carey the accrued obligations. In addition, the Company must pay him within 30 days of termination a lump sum amount equal to 18 months of the base salary, bonuses and equity incentive compensation that would have otherwise been paid to him under the agreement. For these purposes, Mr. Carey will be considered to be entitled to an annual cash bonus equal to the average dollar bonus he earned during the two prior fiscal years and annual equity incentive compensation equal to the value (calculated as the US GAAP expense) of all equity awards granted in the prior calendar year. The Company must also pay or provide to him for 18 months such other amounts or benefits due under the employment agreement at such times as they would otherwise be payable or provided.

If Mr. Carey’s employment is terminated, he will not be required to mitigate amounts payable to him under the terms of the agreement by seeking other employment. However, if Mr. Carey obtains subsequent employment, any amount earned by him will be offset against the Company’s remaining payment obligations. Likewise, if pursuant to such subsequent employment Mr. Carey becomes eligible to participate in fringe benefits substantially similar to those provided for in the agreement, the Company’s obligation, if any, to continue to provide Mr. Carey with such fringe benefits will cease.

The effect of a termination of employment of Mr. Carey following a change of control is described in more detail under the caption “Potential Payments Upon Termination of Employment.”

Evangelos Evangelou

Mr. Evangelou serves as the Chief Operating Officer of the Company. Pursuant to his employment agreement, Mr. Evangelou is paid an annual base salary at the rate of $450,000 and is entitled to receive 27% of the aggregate cash bonus pool payable to all participants in the Company’s executive bonus plan for the fiscal year. All payments to Mr. Evangelou may be subject to increase or decrease based on movements within a specified band of the Polish zloty–U.S. dollar exchange rate. Mr. Evangelou participates in benefit plans and fringe benefits available to all other senior executives of the Company. In 2011, as part of his participation in the benefit plans and fringe benefits available to the Company’s senior executives, Mr. Evangelou received health insurance coverage, a company mobile phone and a company car from the Company.

Mr. Evangelou may terminate his employment agreement for “good reason,” which means the Company’s failure to perform or observe any of the material terms or provisions of the employment agreement which continues for 30 days after written notice or a material reduction in the scope of Mr. Evangelou’s responsibilities and duties. The Company may terminate the agreement if Mr. Evangelou becomes incapacitated for more than six months. In addition, the Company may terminate the agreement for “cause,” which includes Mr. Evangelou’s willful refusal to follow written orders of the Company’s board of directors, willful engagement in conduct materially injurious to the Company, dishonesty of a material nature that relates to the performance of his duties under the agreement, conviction of a felony involving moral turpitude or continued failure to perform (for a period of 45 days after written notice from the board of directors) his required duties to the satisfaction of the board of directors. Either the Company or Mr. Evangelou may terminate Mr. Evangelou’s employment for any reason other than those described above by giving 12 months’ notice. The agreement will terminate automatically upon Mr. Evangelou’s death.

If the agreement is terminated due to Mr. Evangelou’s death, or by the Company due to Mr. Evangelou’s disability or for cause, or by Mr. Evangelou other than for good reason, then within 10 days of such termination (or such earlier date as may be required by applicable law) the Company must pay Mr. Evangelou the accrued obligations.

If the Company terminates the employment agreement other than for cause, disability or death, or if Mr. Evangelou terminates for good reason, then within 10 days of such termination (or such earlier date as may be required by applicable law) the Company must pay Mr. Evangelou the accrued obligations. In addition, the Company must pay him within 30 days of termination a lump sum amount equal to 18 months of the base salary, bonuses and equity incentive compensation that would have otherwise been paid to him under the agreement. For these purposes, Mr. Evangelou will be considered to be entitled to an annual cash bonus equal to the average dollar bonus he earned during the two prior fiscal years and annual equity incentive compensation equal to the value (calculated as the US GAAP expense) of all equity awards granted in the prior calendar year. The Company must also pay or provide to him for 18 months such other amounts or benefits due under the employment agreement at such times as they would otherwise be payable or provided.

If Mr. Evangelou’s employment is terminated, he will not be required to mitigate amounts payable to him under the terms of the agreement by seeking other employment. However, if Mr. Evangelou obtains subsequent employment, any amount earned by him will be offset against the Company’s remaining payment obligations. Likewise, if pursuant to such subsequent employment Mr. Evangelou becomes eligible to participate in fringe benefits substantially similar to those provided for in the agreement, the Company’s obligation, if any, to continue to provide Mr. Evangelou with such fringe benefits will cease.

The effect of a termination of employment of Mr. Evangelou following a change of control is described in more detail under the caption “Potential Payments Upon Termination of Employment.”

Christopher Biedermann

Mr. Biedermann serves as the Chief Financial Officer of the Company. Pursuant to the terms of his employment agreement, Mr. Biedermann is paid an annual base salary at the rate of $410,000 and is entitled to receive 16.1% of the aggregate cash bonus pool payable to all participants in the Company’s executive bonus plan for the fiscal year. All payments to Mr. Biedermann may be subject to increase or decrease based on movements within a specified band of the Polish zloty–U.S. dollar exchange rate. Mr. Biedermann participates in benefit plans and fringe benefits available to all other senior executives of the Company. In 2011, as part of his participation in the benefit plans and fringe benefits available to the Company’s senior executives, Mr. Biedermann received health insurance coverage, a company mobile phone and a company car.

Mr. Biedermann may terminate his employment agreement for “good reason,” which means the Company’s failure to perform or observe any of the material terms or provisions of the employment agreement which continues for 30 days after written notice or a material reduction in the scope of Mr. Biedermann’s responsibilities and duties. The Company may terminate the agreement if Mr. Biedermann becomes incapacitated for more than six months. In addition, the Company may terminate the agreement for “cause,” which includes Mr. Biedermann’s willful refusal to follow written orders of the Company’s board of directors, willful engagement in conduct materially injurious to the Company, dishonesty of a material nature that relates to the performance of his duties under the agreement, conviction of a felony involving moral turpitude or continued failure to perform (for a period of 45 days after written notice from the board of directors) his required duties to the satisfaction of the board of directors. Either the Company or Mr. Biedermann may terminate Mr. Biedermann’s employment for any reason other than those described above by giving 12 months’ notice. The agreement will terminate automatically upon Mr. Biedermann’s death.

If the agreement is terminated due to Mr. Biedermann’s death, or by the Company due to Mr. Biedermann’s disability or for cause, or by Mr. Biedermann other than for good reason, then within 10 days of such termination (or such earlier date as may be required by applicable law) the Company must pay Mr. Biedermann the accrued obligations.

If the Company terminates the employment agreement other than for cause, disability or death, or if Mr. Biedermann terminates for good reason, then within 10 days of such termination (or such earlier date as may be required by applicable law) the Company must pay Mr. Biedermann the accrued obligations. In addition, the Company must pay him within 30 days of termination a lump sum amount equal to 18 months of the base salary, bonuses and equity incentive compensation that would have otherwise been paid to him under the agreement. For these purposes, Mr. Biedermann will be considered to be entitled to an annual cash bonus equal to the average dollar bonus he earned during the two prior fiscal years and annual equity incentive compensation equal to the value (calculated as the US GAAP expense) of all equity awards granted in the prior calendar year. The Company must also pay or provide to him for 18 months such other amounts or benefits due under the employment agreement at such times as they would otherwise be payable or provided.

If Mr. Biedermann’s employment is terminated, he will not be required to mitigate amounts payable to him under the terms of the agreement by seeking other employment. However, if Mr. Biedermann obtains subsequent employment, any amount earned by him will be offset against the Company’s remaining payment obligations. Likewise, if pursuant to such subsequent employment Mr. Biedermann becomes eligible to participate in fringe benefits substantially similar to those provided for in the agreement, the Company’s obligation, if any, to continue to provide Mr. Biedermann with such fringe benefits will cease.

The effect of a termination of employment of Mr. Biedermann following a change of control is described in more detail under the caption “Potential Payments Upon Termination of Employment.”

James Archbold

Mr. Archbold serves as the Company’s Vice President and Director of Investor Relations, and, until April 2012, served as the Company’s Secretary. Pursuant to the terms of his employment agreement, Mr. Archbold is paid an annual base salary at the rate of $400,000 (reduced to $350,000 after April 2012) and is entitled to $95,000 as an annual cash bonus. Mr. Archbold participates in benefit plans and fringe benefits available to all other senior executives of the Company. In 2011, as part of his participation in the benefit plans and fringe benefits available to the Company’s senior executives, Mr. Archbold received health insurance coverage, a company mobile phone and a company car from the Company.

Mr. Archbold may terminate his employment agreement for “good reason,” which means the Company’s failure to perform or observe any of the material terms or provisions of the employment agreement which continues for 30 days after written notice or a material reduction in the scope of Mr. Archbold’s responsibilities and duties. The Company may terminate the agreement if Mr. Archbold becomes incapacitated for more than six months. In addition, the Company may terminate the agreement for “cause,” which includes Mr. Archbold’s willful refusal to follow written orders of the Company’s board of directors, willful engagement in conduct materially injurious to the Company, dishonesty of a material nature that relates to the performance of his duties under the agreement, conviction of a felony involving moral turpitude or continued failure to perform (for a period of 45 days after written notice from the board of directors) his required duties to the satisfaction of the board of directors. Either the Company or Mr. Archbold may terminate Mr. Archbold’s employment for any reason other than those described above by giving 12 months’ notice. The agreement will terminate automatically upon Mr. Archbold’s death.

If the agreement is terminated due to Mr. Archbold’s death, or by the Company due to Mr. Archbold’s disability or for cause, or by Mr. Archbold other than for good reason, then within 10 days of such termination (or such earlier date as may be required by applicable law) the Company must pay Mr. Archbold the accrued obligations.

If the Company terminates the employment agreement other than for cause, disability or death, or if Mr. Archbold terminates for good reason, then within 10 days of such termination (or such earlier date as may be required by applicable law) the Company must pay Mr. Archbold the accrued obligations. In addition, the Company must pay him within 30 days of termination a lump sum amount equal to 18 months of the base salary, bonuses and equity incentive compensation that would have otherwise been paid to him under the agreement. For these purposes, Mr. Archbold will be considered to be entitled to an annual cash bonus equal to the average dollar bonus he earned during the two prior fiscal years and annual equity incentive compensation equal to the value (calculated as the US GAAP expense) of all equity awards granted in the prior calendar year. The Company must also pay or provide to him for 18 months such other amounts or benefits due under the employment agreement at such times as they would otherwise be payable or provided.

If Mr. Archbold’s employment is terminated, he will not be required to mitigate amounts payable to him under the terms of the agreement by seeking other employment. However, if Mr. Archbold obtains subsequent employment, any amount earned by him will be offset against the Company’s remaining payment obligations. Likewise, if pursuant to such subsequent employment Mr. Archbold becomes eligible to participate in fringe benefits substantially similar to those provided for in the agreement, the Company’s obligation, if any, to continue to provide Mr. Archbold with such fringe benefits will cease.

The effect of a termination of employment of Mr. Archbold following a change of control is described in more detail under the caption “Potential Payments Upon Termination of Employment.”

Potential Payments Upon Termination of Employment

The Company’s agreements with its executive officers provide for certain payments upon termination. Set forth below is information on the aggregate amounts that each such executive officer would have received had he been terminated on the last business day of 2011. See “Employment Agreements” above for additional information regarding the terms of the employment agreements with the executive officers of the Company.

Generally, the material terms and payment provisions under the employment agreements of named executive officers, including those that relate to payments upon termination of employment, were the result of individual negotiations with the relevant officer over the terms of his employment, and the potential payments under these arrangements were not separately considered from the entire compensation package contemplated by the employment agreement. The Committee considers these potential payments upon termination of employment as one portion of total potential compensation, but such payments do not materially or directly influence the decisions made regarding other aspects of compensation.

Termination of Employment Not in Connection with a Change in Control

Mr. Carey would have received aggregate compensation of approximately $2,676,318 if his employment terminated other than for cause, death or disability or if Mr. Carey terminated his employment with good reason on the last business day of 2011 and if such termination was not in connection with a change in control (as defined under “Termination of Employment in Connection with a Change in Control”). The aggregate compensation amount would have been comprised of:

(i)	accrued obligations (valued at $0);

(ii)	18 month’s base salary ($1,125,000);

(iii)	18 month’s annual cash bonus ($0);

(iv)	18 month’s annual equity incentive ($1,202,793); and

(v)	18 months of fringe benefits ($348,525).

Mr. Evangelou would have received aggregate compensation of approximately $1,204,827 if his employment terminated other than for cause, death or disability or if Mr. Evangelou terminated his employment with good reason on the last business day of 2011 and if such termination was not in connection with a change in control. The aggregate compensation amount would have been comprised of:

(i)	accrued obligations (valued at $0);

(ii)	18 month’s base salary ($675,000);

(iii)	18 month’s annual cash bonus ($0);

(iv)	18 month’s annual equity incentive ($486,636); and

(v)	18 months of fringe benefits ($43,191).

Mr. Biedermann would have received aggregate compensation of approximately $1,100,195 if his employment terminated other than for cause, death or disability or if Mr. Biedermann terminated his employment with good reason on the last business day of 2011 and if such termination was not in connection with a change in control. The aggregate compensation would have been comprised of:

(i)	accrued obligations (valued at $0);

(ii)	18 month’s base salary ($615,000);

(iii)	18 month’s annual cash bonus ($0);

(iv)	18 month’s annual equity incentive ($458,022); and

(v)	18 months of fringe benefits ($27,173).

Mr. Archbold would have received aggregate compensation of approximately $1,124,700 if his employment terminated other than for cause, death or disability or if Mr. Archbold terminated his employment with good reason on the last business day of 2011 and if such termination was not in connection with a change in control. The aggregate compensation amount would have been comprised of:

(i)	accrued obligations (valued at $0);

(ii)	18 month’s base salary ($600,000);

(iii)	18 month’s annual cash bonus ($142,500);

(iv)	18 month’s annual equity incentive ($320,622); and

(v)	18 months of fringe benefits ($61,578).

Termination of Employment in Connection with a Change in Control

The employment agreements of Messrs. Carey, Evangelou, Archbold and Biedermann provide additional compensation (referred to below as “CIC Termination Payments”) if the applicable executive’s employment with the Company is terminated under certain circumstances in connection with a “change in control” of the Company.

For these purposes, a “change in control” of the Company will occur if:

(i)	any person acquires voting securities of the Company that represent 30% or more of the combined voting power of the Company’s then outstanding voting securities, excluding certain acquisitions by the Company and related entities or their employee benefit plans and certain acquisitions otherwise excluded in this definition;

(ii)	individual members of the board of directors as of October 13, 2011, and individuals whose election to the Company’s board of directors or nomination for election by the Company’s stockholders is approved by such members without an actual or threatened election contest, cease to constitute at least a majority of the board of directors;

(iii)

the Company consummates a merger, consolidation, reorganization or business combination, or a sale or disposition of substantially all of the Company’s assets, or the acquisition of assets or stock of another entity, other than a transaction (A) which results in the Company’s voting securities outstanding immediately before the transaction continuing to represent at least 30% of the combined voting power of the successor entity’s outstanding voting securities immediately after the transaction, and (B) after which more than 30% of the members of the board of directors of the successor entity were members of the Company’s board of directors at the time of the board’s approval of the transaction, and (C) after which no person or group beneficially owns voting securities representing 30% or more of the combined voting power of the successor entity; or

(iv)	a liquidation or dissolution of the Company.

CIC Termination Payments. Messrs. Carey, Evangelou, Biedermann and Archbold are entitled to CIC Termination Payments if their employment is terminated without cause or if they terminate their employment with “CIC good reason” (as defined below) within one year of a change in control of the Company. In addition, Messrs. Carey, Evangelou, Biedermann and Archbold are entitled to CIC Termination Payments if their employment is terminated without cause or if they terminate with CIC good reason prior to such a change in control. However, in connection with a termination prior to a change in control, Messrs. Carey, Evangelou, Biedermann and Archbold must reasonably demonstrate that the termination (or the applicable CIC good reason event) is related to a third party who had indicated an intention or had taken steps reasonably calculated to effect a change in control, and a change in control involving such third party (or a party competing with such third party to effectuate a change in control) occurred within six months of the termination date. The Company does not provide for a 280G gross-up of excise taxes on “parachute payments” paid upon a change in control as determined in accordance with Internal Revenue Code sections 280G and 4999. For each executive, if the CIC Termination Payments would be subject to the excise tax imposed by sections 280G and 4999, such CIC Termination Payments would be reduced unless the executive would receive a larger after-tax benefit from the CIC Termination Payments if the reduction had not occurred. If the CIC Termination Payments are not reduced, the executive will be responsible for any excise tax that results.

Under the employment agreements, “CIC good reason” means the occurrence of any of the following (provided that notice of the occurrence is given within 90 days and the Company fails to cure within 30 days after the notice is given): (i) the Company’s failure to perform or observe any of the material terms or provisions of the agreement; (ii) a material reduction in the scope of the executive officer’s responsibilities and duties; (iii) the relocation of the executive officer’s employment to a facility or a location more than 30 miles from the executive officer’s then present location and more than 30 miles from the executive officer’s then present residence, without his consent; or (iv) a material reduction in the executive officer’s base salary, including, without limitation, any material reduction as part of a general salary reduction.

If Mr. Carey terminated his employment on the last business day of 2011 under circumstances in which he was entitled to the CIC Termination Payments, Mr. Carey would have received aggregate compensation of approximately $3,104,645, upon the execution and non-revocation of a release, comprised of:

(i)	accrued obligations (valued at $0);

(ii)	two times the sum of (1) Mr. Carey’s base salary, (2) an amount equal to the annual bonus paid or payable for the prior fiscal year, and (3) an amount equal to the value of all equity awards granted in the prior calendar year ($3,102,080);

(iii)	direct payment of premiums under the group health plan for continued health coverage for twelve months ($2,565); and

(iv)	vesting of unvested equity awards (valued at $0).

If Mr. Evangelou terminated his employment on the last business day of 2011 under circumstances in which he was entitled to the CIC Termination Payments, Mr. Evangelou would have received aggregate compensation of approximately $1,821,289, upon the execution and non-revocation of a release, comprised of:

(i)	accrued obligations (valued at $0);

(ii)	two times the sum of (1) Mr. Evangelou’s base salary, (2) an amount equal to the annual bonus paid or payable for the prior fiscal year, and (3) an amount equal to the value of all equity awards granted in the prior calendar year ($1,704,968);

(iii)	direct payment of premiums under the group health plan for continued health coverage for twelve months ($2,565); and

(iv)	vesting of unvested equity awards (valued at $113,756).

If Mr. Biedermann terminated his employment on the last business day of 2011 under circumstances in which he was entitled to the CIC Termination Payments, Mr. Biedermann would have received aggregate compensation of approximately $1,687,271, upon the execution and non-revocation of a release, comprised of:

(i)	accrued obligations (valued at $0);

(ii)	two times the sum of (1) Mr. Biedermann’s base salary, (2) an amount equal to the annual bonus paid or payable for the prior fiscal year, and (3) an amount equal to the value of all equity awards granted in the prior calendar year ($1,577,638);

(iii)	direct payment of premiums under the group health plan for continued health coverage for twelve months ($2,565); and

(iv)	vesting of unvested equity awards (valued at $107,068).

If Mr. Archbold terminated his employment on the last business day of 2011 under circumstances in which he was entitled to the CIC Termination Payments, Mr. Archbold would have received aggregate compensation of approximately $1,628,571, upon the execution and non-revocation of a release, comprised of:

(i)	accrued obligations (valued at $0);

(ii)	two times the sum of (1) Mr. Archbold’s base salary, (2) an amount equal to the annual bonus paid or payable for the prior fiscal year, and (3) an amount equal to the value of all equity awards granted in the prior calendar year ($1,520,358);

(iii)	direct payment of premiums under the group health plan for continued health coverage for twelve months ($33,264); and

(iv)	vesting of unvested equity awards (valued at $74,949).

Director Compensation

The following table sets forth information regarding the compensation of the non-employee directors of the Company for the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
David Bailey(1)	$94,250	$23,880	$60,643	$178,773
Scott Fine(2)	$67,500	$11,935	$43,504	$122,939
Marek Forysiak(3)	$65,500	—	$52,733	$118,233
Robert Koch(4)	$58,750	—	$47,460	$106,210
William Shanahan(5)	$63,750	$20,200	$26,367	$110,317
Markus Sieger(6)	$73,000	—	$55,370	$128,370

(1)	At April 15, 2012, Mr. Bailey had 88,500 options outstanding.
(2)	At April 15, 2012, Mr. Fine had 36,771 options outstanding.
(3)	At April 15, 2012, Mr. Forysiak had 22,167 options outstanding.
(4)	At April 15, 2012, Mr. Koch had 60,000 options outstanding.
(5)	At April 15, 2012, Mr. Shanahan had 10,000 options outstanding.
(6)	At April 15, 2012, Mr. Sieger had 59,874 options outstanding.

For the first half of 2011, each European-based director was entitled to receive an annual fee of $36,000 and each non-European-based director was entitled to receive an annual fee of $30,000 for serving as a member of the board of directors. The chairman of the board of directors was entitled to receive an additional annual fee of $20,000. The lead director and chairman of the nominating and corporate governance committee was entitled to receive an additional annual fee of $15,000. The chairmen of the audit committee and the compensation committee were each entitled to receive an additional annual fee of $10,000.

For the second half of 2011, each director was entitled to receive an annual fee of $75,000 for serving as a member of the board of directors and a fee of $2,500 for each physical board meeting attended. The lead director and chairman of the nominating and corporate governance committee was entitled to receive an additional annual fee of $25,000. The chairmen of the audit committee and the compensation committee were each entitled to receive an additional fee of $5,000. Members of the audit and compensation committees were each entitled to receive an additional fee of $10,000. Members of the nominating and corporate governance committee were each entitled to receive an additional fee of $2,500.

Equity awards granted to directors in 2011 were based on the following program. The chairman of the board was entitled to receive an option grant of 20,000 shares. Each member of the audit committee was entitled to receive an option grant of 5,000 shares, and, in addition, the chairman of the audit committee was entitled to receive an option grant of 3,000 shares. The chairman of the compensation committee was entitled to receive an option grant of 5,500 shares and each member of the compensation committee was entitled to receive an option grant of 4,500 shares. The Lead Director and chairman of the nominating and corporate governance committee was entitled to receive an option grant of 10,000 shares and each member of the nominating and corporate governance committee was entitled to receive an option grant of 4,000 shares. Directors also had the choice to receive a portion of their annual equity grant in the form of restricted stock.

Beginning in 2012, the above equity award program was discontinued. Each director will instead receive an annual restricted stock grant valued at $100,000.

The Company reimburses directors for out-of-pocket travel expenses relating to their service on the board of directors.

Narrative Disclosure of our Compensation Policies and Practices as They Relate to Risk Management

The Committee reviews the Company’s executive compensation program and its executive compensation policies and practices to assess whether any aspect of the program or the policies and practices would encourage any of the Company’s named executive officers to take any unnecessary or inappropriate risks that could threaten the value of the Company or create or increase risks that are reasonably likely to have a material adverse effect on the Company. As a result of our review, we concluded that any risks arising from our policies and programs are not reasonably likely to have a material adverse effect on the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding common stock as of April 15, 2012 (or as of the date indicated in the footnotes below): (i) by each person who is known by the Company to beneficially own more than 5% of the common stock; (ii) by each of the named executive officers of the Company; (iii) by each director of the Company; and (iv) all directors and executive officers of the Company as a group. All information in this section is given on the basis of outstanding securities plus securities deemed outstanding under Rule 13d-3 of the Exchange Act. Except as otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name	Number of Shares Beneficially Owned		Percent of Shares Outstanding
Directors and Officers
William V. Carey	4,281,514	(1)	5.87%
James Archbold	311,183	(2)	0.43%
Chris Biedermann	185,161	(3)	0.25%
Evangelos Evangelou	268,747	(4)	0.37%
David Bailey	102,249	(5)	0.14%
N. Scott Fine	40,298	(6)	0.06%
Marek Forysiak	34,279	(7)	0.05%
Robert Koch	67,975	(8)	0.09%
Alessandro Picchi	0		0%
William Shanahan	88,750	(9)	0.12%
Markus Sieger	74,709	(10)	0.10%
All directors and executive officers as a group	5,454,856		7.48%

5% Shareholders
BlackRock, Inc.	3,663,811	(11)	5.01%
40 East 52nd Street
New York NY 10022
Morgan Stanley	4,574,712	(11)	6.25%
1585 Broadway
New York NY 10036
CJSC “Russian Standard” Corporation/Roustam Tariko	7,206,125	(11)(12)	9.85%
12 Krasnopresnenskaya Nab. Office 1507
Moscow, Russia 123610
Mark Kaufman(13)/W&L Enterprises Ltd.	7,077,450	(11)	9.70%
16, boulevard de la Princesse Charlotte
98000 Monaco
ING Otwarty Fundusz Emerytalny	5,309,203	(11)	7.26%
Topiel 12 Street
00-342 Warsaw
Poland

(1)	Includes 30,000 shares owned by the WVC 2007 Family LLC; 3,976,846 shares owned directly by Mr. Carey as trustee of The William V. Carey Revocable Trust; and options to purchase 274,668 shares that can be acquired upon the exercise of currently exercisable options or options that become exercisable within 60 days of April 15, 2012. This does not include 152,500 shares owned by Mr. Carey’s spouse of which Mr. Carey disclaims beneficial ownership.
(2)	Includes 86,746 restricted and unrestricted shares, plus 224,437 shares that can be acquired upon the exercise of currently exercisable options or options that become exercisable within 60 days of April 15, 2012.
(3)	Includes 85,161 restricted and unrestricted shares, plus 100,000 shares that can be acquired upon the exercise of currently exercisable options or options that become exercisable within 60 days of April 15, 2012.
(4)	Includes 129,997 restricted and unrestricted shares, plus 138,750 shares that can be acquired upon the exercise of currently exercisable options or options that become exercisable within 60 days of April 15, 2012.
(5)	Includes 13,749 restricted and unrestricted shares, plus 88,500 shares that can be acquired upon the exercise of currently exercisable options or options that become exercisable within 60 days of April 15, 2012.
(6)	Includes 3,527 restricted and unrestricted shares, plus 36,771 shares that can be acquired upon the exercise of currently exercisable options or options that become exercisable within 60 days of April 15, 2012.
(7)	Includes 12,112 restricted and unrestricted shares, plus 22,167 shares that can be acquired upon the exercise of currently exercisable options or options that become exercisable within 60 days of April 15, 2012.
(8)	Includes 7,975 restricted and unrestricted shares, plus 60,000 shares that can be acquired upon the exercise of currently exercisable options or options that become exercisable within 60 days of April 15, 2012.
(9)	Includes 78,750 restricted and unrestricted shares, plus 10,000 shares that can be acquired upon the exercise of currently exercisable options or options that become exercisable within 60 days of April 15, 2012.
(10)	Includes 15,751 restricted and unrestricted shares, plus 58,958 shares that can be acquired upon the exercise of currently exercisable options or options that become exercisable within 60 days of April 15, 2012.
(11)	The information in this table is based solely on a Schedule 13D/A filed jointly on March 9, 2012 by CJSC “Russian Standard” Corporation and Roustam Tariko, a Schedule 13D/A filed jointly on April 13, 2012 by Mark Kaufman and W&L Enterprises Ltd., a Schedule 13G/A filed on February 14, 2012 by ING, a Schedule 13G/A filed on February 8, 2012 by Morgan Stanley and a Schedule 13G filed on February 9, 2012 by BlackRock.
(12)	On April 24, 2012, Roust Trading / Roustam Tariko filed an amendment to the Schedule 13D/A previously filed by CJSC “Russian Standard” Corporation / Roustam Tariko to notify that RTL held 7,206,125 shares of the Company’s common stock, which it had acquired through transfers from CJSC “Russian Standard” Corporation and its affiliates.
(13)	Dr. Kaufman is a nominee for election to our board of directors at the 2012 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions.

In 2011, none of our directors or board committee members was involved in a related party transaction. A related party transaction is defined as any transaction in which (1) the Company is a participant, (2) any related person has a direct or indirect material interest and (3) the amount involved exceeds $120,000 but excludes any transaction that does not require disclosure under Item 404(a) of Regulation S-K. A related person is:

•	an executive officer, director or director nominee of the Company;

•	any person who is known to be the beneficial owner of more than 5% of the Company’s common stock;

•

any person who is an immediate family member (as defined under Item 404 of Regulation S-K) of an executive officer, director or director nominee or beneficial owner of more than 5% of the Company’s common stock; and

•

any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person, together with any other of the foregoing persons, has a 5% or greater beneficial ownership interest.

It is the Company’s policy that directors, officers and any other related persons are required to report any related party transactions to the Chief Executive Officer. All such transactions also are required to be reported to the audit committee, which, with the assistance of legal counsel and such other advisors as it deems appropriate, is responsible for reviewing and approving or ratifying any related party transaction. The audit committee intends to approve only those related party transactions that it believes are in, or not inconsistent with, the best interests of the Company. A written policy to this affect has been adopted by the board of directors.

In addition, every quarter, a report maintained by the Company’s accounting staff is reviewed and approved by the Chief Executive Officer and Chief Financial Officer. The audit committee of the board of directors conducts an annual review of all transactions between related parties and the Company.

Transaction with Roust Trading

On April 23, 2012, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Roust Trading, which on April 23, 2012, acquired 7,206,125 shares of the Company’s common stock from CJSC “Russian Standard” Corporation and its affiliates, or 9.85% of the shares of the Company’s outstanding common stock as of April 15, 2012. Pursuant to the Securities Purchase Agreement, Roust Trading has agreed to purchase, across three closings, an aggregate of up to $310,000,000 in newly issued shares of common stock and senior notes of the Company.

At the initial closing (the “Initial Closing”), Roust Trading will purchase for cash (i) 5,714,286 shares (the “Initial Shares”) of common stock, par value $0.01 par value per share, of the Company (the “Common Stock”) for an aggregate purchase price of $30,000,000, or $5.25 per share, and (ii) a new debt security in an aggregate principle amount of $70,000,000 (the “New Debt”), which has a stated interest rate of 3.0% and matures on March 18, 2013. The proceeds (net of fees and expenses) of the issuance of the Initial Shares and the New Debt will be used by the Company over a period of time to repurchase a portion of the Company’s 3.00% Convertible Senior Notes due 2013 (the “Convertible Notes”) held by third party investors. Subject to the Second Closing (as defined below), the Company (on or after January 30, 2013) or Roust Trading (on or after the completion of the Second Closing) may cause the New Debt to effectively be exchanged for newly issued shares of Common Stock equal to the then-outstanding principal amount of the New Debt, plus accrued and unpaid interest thereon as of the Second Closing, divided by $5.25 (the “Exchange Shares”). The total amount of Exchange Shares expected to be issued is approximately 13,333,333 shares of Common Stock plus any additional shares representing accrued and unpaid interest under the New Debt as of the Second Closing. The Company must use the proceeds from the issuance of the Exchange Shares to repurchase or redeem the New Debt and pay accrued but unpaid interest thereon.

At the second closing (the “Second Closing”), Roust Trading will purchase a new debt security maturing on July 31, 2016 (the “Rollover Notes”), in an aggregate principal amount of $102,554,000, the proceeds (net of fees and expenses) of which must be used by the Company to repurchase the Convertible Notes held by Roust Trading or its affiliates, in the same principal amount as the Rollover Notes, at par. The Rollover Notes will bear a blended interest rate of 6.00% over their term. Interest accrued up to and including December 31, 2013, will effectively be paid in shares of Common Stock, and interest accrued following that date will be paid in cash.

At the backstop closing (the “Backstop Closing”), the Company will have the option to issue to Roust Trading a new debt security maturing on July 31, 2016 (the “Backstop Notes”) in an aggregate principal amount of up to $107,500,000 in exchange for an amount of cash paid by Roust Trading equal to the face value of the Backstop Notes. The Backstop Notes will bear a blended interest rate of 6.00% over their term. Interest accrued up to and including December 31, 2013 and will effectively be paid in shares of Common Stock, and interest accrued following that date will be paid in cash.

Director Independence and Other Matters

The board of directors has determined each of the following directors to be an “independent director” as such term is defined in Rule 5605(a) (2) of the NASDAQ Marketplace Rules: David Bailey, Marek Forysiak, Robert Koch, N. Scott Fine, Markus Sieger and William Shanahan.

The board of directors has also determined that each member of the three committees of the board meets the independence requirements applicable to those committees prescribed by the NASDAQ Marketplace Rules and the Securities and Exchange Commission, or SEC.

The board has determined that Dr. Kaufman who has been nominated for election at the annual meeting, does not currently qualify as an “independent director”.

Item 14.	Principal Accountant Fees and Services.

On December 9, 2010, the audit committee of the board of directors selected and appointed Ernst & Young to serve as the Company’s independent public accountants for the year ending December 31, 2011, to audit the consolidated financial statements of the Company. This decision was ratified at the stockholders’ annual general meeting on May 19, 2011. Prior to 2011, PricewaterhouseCoopers served as the Company’s independent public accountants.

Fees Paid to Independent Auditors and Other Information

The following table presents the aggregate fees billed for audit fees, audit-related fees, tax fees and other fees by the Company’s principal audit accountant, which was Ernst & Young (“EY”) for the fiscal year ended December 31, 2011 and PricewaterhouseCoopers (“PwC”) for the fiscal year ended December 31, 2010:

	EY 2011	PwC 2010
Audit fees	$1,832,000	$2,320,749
Audit-related fees(1)	$7,319
Tax fees(2)	—	$42,138
All other fees(3)	$4,830	$196,021
Total fees	$1,844,149	$2,558,908
(1)	Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported under “Audit fees.”
(2)	Tax fees include fees for professional services related to tax compliance, tax advice and tax planning.
(3)	All other fees include fees for professional services rendered in connection with translation services.

The audit committee currently pre-approves all audit and permissible non-audit services prior to commencement of services. During 2010 and 2011, the audit committee pre-approved 100% of the total fees to EY and PwC.

The audit committee has determined that the rendering of all other non-audit services by EY is compatible with maintaining the auditor’s independence.

During 2011, none of the total hours expended on the Company’s financial audit by EY were provided by persons other than full-time, permanent employees of EY.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) Financial Statements

Previously included in the Original Filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(Registrant)

By:	/S/ WILLIAM V. CAREY
William V. Carey
Chairman, President and Chief Executive Officer

Date: April 30, 2012

(a)(3) The following exhibits are either provided with this Form 10-K/A or are incorporated herein by reference.

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

4.11	Warrant to purchase shares of common stock dated June 30, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.7 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

4.12	Agreement dated October 30, 2009 between Central European Distribution Corporation, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 5, 2009 and incorporated herein by reference).

4.13	Warrant to purchase shares of common stock dated October 2, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.2 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009 and incorporated herein by reference).

4.14	Warrant to purchase shares of common stock dated October 2, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.3 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009 and incorporated herein by reference).

4.15	Warrant to purchase shares of common stock dated October 2, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.4 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009 and incorporated herein by reference).

4.16	Warrant to purchase shares of common stock dated October 2, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.5 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009 and incorporated herein by reference).

4.17	Warrant to purchase shares of common stock dated October 2, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.6 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009 and incorporated herein by reference).

4.18	Warrant to purchase shares of common stock dated October 2, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.7 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009 and incorporated herein by reference).

4.19	Indenture dated as of December 2, 2009 by and between Central European Distribution Corporation, CEDC Finance Corporation International, Inc., as Issuer and Deutsche Trustee Company Limited, as Trustee (including the respective forms of the $380,000,000 9.125% Senior Secured Note and the €380,000,000 8.875% Senior Secured Note, each due December 1, 2016) (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 3, 2009 and incorporated herein by reference).

4.20	Form of Registration Rights Agreement, by and among Central European Distribution Corporation, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 4.25 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

4.21	First Supplemental Indenture dated December 29, 2009 by and among Bravo Premium LLC, JSC Distillery Topaz, JSC “Russian Alcohol Group,” Latchey Limited, Limited Liability Company “The Trading House Russian Alcohol,” Lion/Rally Cayman 6, Lion/Rally Lux 1 S.A., Lion/Rally Lux 2 S.à r.l., Lion/Rally Lux 3 S.à r.l., Mid-Russian Distilleries, OOO First Tula Distillery, OOO Glavspirttirest, Pasalba Limited, Premium Distributors sp. z o.o., Sibirsky LVZ, as Additional Guarantors, CEDC Finance Corporation International, Inc., as Issuer, the entities listed on Schedule I thereto, as the existing Guarantors, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Polish Security Agent and TMF Trustee Limited, as Security Agent (filed as Exhibit 4.26 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

4.22	Second Supplemental Indenture dated December 8, 2010 by and among CEDC Finance Corporation International, Inc., as Issuer, Central European Distribution Corporation and the entities listed on Schedule I thereto, as Guarantors, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Polish Security Agent and TMF Trustee Limited, as Security Agent (filed as Exhibit 4.22 to the Annual Report on Form 10-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

4.23	Registration Rights Agreement dated February 7, 2011 between Central European Distribution Corporation and Mark Kaufman (filed as Exhibit 4.23 to the Annual Report on Form 10-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

4.24	Rights Agreement dated September 6, 2011 between Central European Distribution Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2011 and incorporated herein by reference).

10.1	2007 Stock Incentive Plan (filed as Exhibit A to the definitive Proxy Statement as filed with the SEC on March 27, 2007, and incorporated herein by reference).

10.2	Form of Stock Option Agreement with Directors under 2007 Stock Incentive Plan (filed as Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008 and incorporated herein by reference).

10.3	Form of Stock Option Agreement with Officers under 2007 Stock Incentive Plan (filed as Exhibit 10.3 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008 and incorporated herein by reference).

10.4	Lease Agreement for warehouse at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on April 16, 2001 and incorporated herein by reference).

10.5	Annex 2 to Lease Agreement dated February 19, 2003 for the warehouse located at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004 and incorporated herein by reference).

10.6	Social guarantee package for the employees of Polmos Bialystok S.A. (filed as exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2005 and incorporated herein by reference).

10.7	Trade Mark License dated August 17, 2005 by and among Distilleerderijen Erven Lucas Bols B.V., Central European Distribution Corporation and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.8	Deed of Tax Covenant dated August 17, 2005 by and among Botapol Management B.V., Takirra Investment Corporation N.V., Rémy Cointreau S.A., Carey Agri International Poland Sp. z o.o. and Central European Distribution Corporation (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.9	Facility Agreement dated December 21, 2007 among Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch, and Bank Polska Kasa Opieki S.A. and Carey Agri International-Poland Sp. z o.o. (filed as Exhibit 10.31 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008 and incorporated herein by reference).

10.10	Corporate Guarantee Agreement dated December 21, 2007 between Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch, Bank Polska Kasa Opieki S.A. and Central European Distribution Corporation (filed as Exhibit 10.32 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008 and incorporated herein by reference).

10.11	Shareholders Agreement dated March 13, 2008 among White Horse Intervest Limited, Bols Sp. z o.o., Central European Distribution Corporation and Copecresto Enterprises Limited (filed as Exhibit 10.51 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.12	Letter Agreement dated May 22, 2008 between Central European Distribution Corporation and Pasalba Limited (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 29, 2008 and incorporated herein by reference).

10.13	Shareholders’ Agreement dated July 8, 2008 by and among Central European Distribution Corporation, Lion/Rally Cayman 1 LP, Carey Agri International—Poland Sp. z o. o, Lion/Rally Carry ENG 1 LP and Lion/Rally Cayman 2 (filed as Exhibit 10.52 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.14	Instrument by way of Deed Constituting US$103,500,000 Unsecured Exchangeable Loan Notes dated July 8, 2008 by and among Lion/Rally Cayman 2 and Lion/Rally Lux 1 S.A. and Lion/Rally Lux 3 S.a.r.l. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 15, 2008 and incorporated herein by reference).

10.15	Shareholders’ Agreement dated May 23, 2008 by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A. and Peulla Enterprises Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2008 and incorporated herein by reference).

10.16	Amendment No. 1 to Shareholders’ Agreement dated February 24, 2009 by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A. and Peulla Enterprises Limited. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.17	Amended and Restated Employment Agreement dated June 11, 2008 by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.18	Amended and Restated Employment Agreement dated June 11, 2008 by and between Central European Distribution Corporation and Christopher Biedermann (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.19	Amended and Restated Employment Agreement dated June 11, 2008 by and between Central European Distribution Corporation and Evangelos Evangelou (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.20	Amended and Restated Employment Agreement dated June 11, 2008 by and between Central European Distribution Corporation and James Archbold (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.21	Amended and Restated Executive Bonus Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.22	Facilities Agreement dated April 24, 2008 among Central European Distribution Corporation, Bols Sp. z o.o. and certain other subsidiaries of Central European Distribution Corporation, and Bank Zachodni WBK S.A. as lender (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 and incorporated herein by reference).

10.23	Labor Contract dated April 1, 2008 between Parliament Distribution and Mr. Sergey Kupriyanov (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

10.24	Facilities Agreement dated July 2, 2008 among Central European Distribution Corporation, Carey Agri International-Poland Sp. z o.o and certain other subsidiaries of Central European Distribution Corporation, and Bank Handlowy W Warszawie S.A. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

10.25	Amendment and Restatement Agreement Relating to a Facility Agreement dated December 21, 2007, dated February 24, 2009, by and among Carey Agri International-Poland Sp. z o.o., Central European Distribution Corporation, Astor Sp. z o.o., Bols Hungary KFT, Bols Sp. z o.o., Botapol Holding B.V., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A. Delikates Sp. z o.o., Fine Wine & Spirit (FWS) Sp. z o.o., Imperial Sp. z o.o. Miro Sp. z o.o., MTC Sp. z o.o., Multi-Ex Sp. z o.o., Onufry S.A., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Przedsiebiorstwo Handlu Spozywczego Sp. z o.o., PWW Sp. z o.o., Saol Dystrybucja Sp. z o.o., Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch and Bank Polska Kasa Opieki S.A. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.26	Amendment Agreement Relating to a Facility Agreement dated December 21, 2007 as Amended and Restated on February 24, 2009, dated February 24, 2009, by and among Carey Agri International-Poland Sp. z o.o., Central European Distribution Corporation, Astor Sp. z o.o., Bols Hungary KFT, Bols Sp. z o.o., Botapol Holding B.V., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A. Delikates Sp. z o.o., Fine Wine & Spirit (FWS) Sp. z o.o., Imperial Sp. z o.o. Miro Sp. z o.o., MTC Sp. z o.o., Multi-Ex Sp. z o.o., Onufry S.A., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Przedsiebiorstwo Handlu Spozywczego Sp. z o.o., PWW Sp. z o.o., Saol Dystrybucja Sp. z o.o. and Bank Polska Kasa Opieki S.A. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.27	Amendment No. 1 to Shareholders’ Agreement dated February 24, 2009 by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A., Central European Distribution Corporation and Peulla Enterprises Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.28	Senior Facilities Agreement dated July 10, 2008 among Pasalba Ltd, Nowdo Limited, the Original Guarantors, Goldman Sachs International, Bank Austria Creditanstalt AG, ING Bank N.V., London Branch, Raiffeisen Zentralbank Oesterreich AG, the Original Lenders, The Law Debenture Trust Corporation p.l.c. and the Issuing Bank (filed as Exhibit 10.1 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

10.29	Intercreditor Deed dated July 10, 2008 between Lion/Rally Lux 2 S.A. R.L., Lion/Rally Lux 3 S.A. R.L., Pasalba Ltd, Nowdo Limited, Raiffeisen Zentralbank Oesterreich AG, The Law Debenture Trust Corporation p.l.c., the Issuing Bank, the Original Senior Lenders, the Original Intragroup Creditors, the Original Intragroup Debtors, the Original Hedge Provider, the Original Obligors, the Senior Lenders, the Intragroup Creditors, the Intragroup Debtors and the Hedge Providers (filed as Exhibit 10.53 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.30	Deed of Amendment dated December 23, 2008 in respect of a Senior Facilities Agreement, Deed of Guarantee and Covenants and Intercreditor Deed, each dated July 10, 2008, between (among others) Pasalba Ltd, Nowdo Limited, Goldman Sachs International, Unicredit Bank Austria AG, ING Bank N.V., London Branch and Raiffeisen Zentralbank Oesterreich AG (filed as Exhibit 10.3 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

10.31	Commitment Letter dated April 24, 2009 between Central European Distribution Corporation, Lion Capital LLP, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 30, 2009 and incorporated herein by reference).

10.32	Option Agreement dated May 7, 2009 between Central European Distribution Corporation, Lion/Rally Cayman 4, Lion/Rally Cayman 5 and Lion/Rally Cayman 7 L.P (filed as Exhibit 10.6 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

10.33	Governance and Shareholders Agreement dated May 7, 2009 among Central European Distribution Corporation, Lion/Rally Cayman 4, Lion/Rally Cayman 5, Lion/Rally Cayman 6, Lion/Rally Cayman 7 L.P. and Lion/Rally Cayman 8 (filed as Exhibit 10.7 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

10.34	Letter of Undertaking dated April 24, 2009 between Central European Distribution Corporation, Lion Capital LLP, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 30, 2009 and incorporated herein by reference).

10.35	Commitment Letter dated July 29, 2009 between Central European Distribution Corporation, Lion/Rally Cayman 6 and Lion/Rally Cayman 7 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference).

10.36	Sale and Purchase Agreement dated July 29, 2009 between Lion/Rally Cayman 6, Euro Energy Overseas Ltd., Altek Consulting Inc., Genora Consulting Inc., Lidstel Ltd., Pasalba Limited and Lion/Rally Lux 1 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference).

10.37	New Option Agreement dated October 2, 2009 (as amended on October 30, 2009) between Central European Distribution Corporation, Lion/Rally Cayman 4, Lion/Rally Cayman 5 and Lion/Rally Cayman 7 L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 5, 2009 and incorporated herein by reference).

10.38	Agreement dated November 9, 2009 by and among Lion/Rally Cayman 6, Kylemore International Invest Corp., Pasalba Limited, Lion/Rally Lux 1 and Central European Distribution Corporation (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 16, 2009 and incorporated herein by reference).

10.39	Letter Agreement dated November 12, 2009 between Bank Polska Kasa Opieki S.A. and Carey Agri International-Poland Sp. z o.o. (filed as Exhibit 10.48 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.40	Letter Agreement dated November 12, 2009 between Bank Handlowy w Warszawie S.A. and Carey Agri International-Poland Sp. z o.o (filed as Exhibit 10.49 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.41	Co-Investor Option Agreement dated November 19, 2009 by and among Central European Distribution Corporation, Lion Capital, Lion/Rally Cayman 4, Lion/Rally Cayman 5, Cayman 6, Lion/Rally Cayman 7 L.P and Lion/Rally Cayman 8 (filed as Exhibit 10.50 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.42	Letter Agreement dated November 25, 2009 between Bank Zachodni WBK S.A. and Bols Sp. z o.o (filed as Exhibit 10.52 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.43	Loan Agreement dated December 2, 2009 by and between CEDC Finance Corporation International, Inc., as Lender and Carey Agri International—Poland Sp. z o.o., as Borrower (filed as Exhibit 10.53 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.44	Loan Agreement dated December 2, 2009 by and between CEDC Finance Corporation International, Inc., as Lender and Jelegat Holdings Limited, as Borrower (filed as Exhibit 10.54 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.45	On-Loan Facility Agreement dated December 1, 2009 by and between Jelegat Holdings Limited, as Lender, and Joint Stock Company “Distillery Topaz,” OOO “First Tula Distillery,” Bravo Premium LLC, Limited Liability Company “The Trading House Russian Alcohol,” Joint Stock Company “Russian Alcohol Group,” ZAO “Sibersky LVZ,” and Closed Joint Stock Company “Mid Russian Distilleries,” as Borrowers (filed as Exhibit 10.55 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.46	Form of Restricted Stock Award Agreement under 2007 Stock Incentive Plan (filed as Exhibit 10.56 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.47	Form of Restricted Stock Award Agreement under 2007 Stock Incentive Plan (filed as Exhibit 10.56 to the Annual Report on Form 10-K filed with the SEC on March 1, 2010 and incorporated herein by reference).

10.48	Amended and Restated Employment Agreement dated January 1, 2010 by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.49	Amended and Restated Employment Agreement dated January 1, 2010 by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.50	Amended and Restated Employment Agreement dated January 1, 2010 by and between Central European Distribution Corporation and Christopher Biedermann (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.51	Amended and Restated Employment Agreement dated January 1, 2010 by and between Central European Distribution Corporation and Evangelos Evangelou (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.52	Amended and Restated Employment Agreement dated January 1, 2010 by and between Central European Distribution Corporation and James Archbold (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.53	Amended and Restated Executive Bonus Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.54(a)	Term and Overdraft Facilities Agreement dated December 17, 2010 among Central European Distribution Corporation, as Original Guarantor, CEDC International sp. z o.o., Przedsiebiorstwo “Polmos” Bialystok S.A. and PWW sp. z o.o., as Borrowers, Bank Handlowy w Warszawie S.A., as Agent, Original Lender and Security Agent, and Bank Zachodni WBK S.A., as Original Lender (filed as Exhibit 10.54 to the Annual Report on Form 10-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.54(b)	Letter Agreement dated February 28, 2011 among Central European Distribution Corporation, CEDC International sp. z o.o., Przedsiebiorstwo “Polmos” Bialystok S.A. and PWW sp. z o.o., the additional guarantors party thereto, Bank Handlowy w Warszawie S.A. and Bank Zachodni WBK S.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.54(c)	Amendment Agreement to the PLN 330,000,000 Term and Overdraft Facilities Agreement, dated April 21, 2011, among Central European Distribution Corporation, CEDC International sp. z o.o., Przedsiebiorstwo “Polmos” Bialystok S.A., PWW sp. z o.o., Bank Handlowy w Warszawie S.A. and Bank Zachodni WBK S.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 27, 2011 and incorporated herein by reference).

10.55	Loan Agreement dated December 9, 2010 by and between CEDC Finance Corporation International, Inc., as Lender and CEDC International—Poland Sp. z o.o., as Borrower (filed as Exhibit 10.55 to the Annual Report on Form 10-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.56	First Amendment to Loan Agreement dated December 21, 2010 by and between CEDC Finance Corporation International, Inc., as Lender and CEDC International—Poland Sp. z o.o., as Borrower (filed as Exhibit 10.56 to the Annual Report on Form 10-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.57	Amended and Restated Employment Agreement dated October 13, 2011 by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

10.58	Amended and Restated Employment Agreement dated October 13, 2011 by and between Central European Distribution Corporation and Christopher Biedermann (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

10.59	Amended and Restated Employment Agreement dated October 13, 2011 by and between Central European Distribution Corporation and Evangelos Evangelou (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

10.60	Amended and Restated Employment Agreement, dated October 13, 2011, by and between Central European Distribution Corporation and James Archbold (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

10.61	Amended and Restated Executive Bonus Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 25, 2011 and incorporated herein by reference).

10.62	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 30, 2011 and incorporated herein by reference).

21**	Subsidiaries of the Company.

23.1**	Consent of Ernst & Young Audit sp. z o.o.

23.2**	Consent of PricewaterhouseCoopers Sp. z o.o.

24**	Power of Attorney (contained on signature page).

31.1**	Rule 13a-14(a) Certification of the CEO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Rule 13a-14(a) Certification of the CFO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Rule 13a-14(a) Certification of the CEO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Rule 13a-14(a) Certification of the CFO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Section 1350 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Section 1350 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Central European Distribution Corporation’s Annual Report on Form 10-Q for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Previously filed.
†	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon request.