Form 10-Q
period 2012-03-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2012-05-10
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

The number of shares outstanding of each class of the issuer’s common stock as of May 8, 2012: Common Stock ($.01 par value) 78,842,022

INDEX

		PAGE

PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and as of December 31, 2011	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three month periods ended March 31, 2012 and March 31, 2011	2

	Condensed Consolidated Statements of Cash Flow (unaudited) for the three month periods ended March 31, 2012 and March 31, 2011	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4	Controls and Procedures	25

PART II OTHER INFORMATION		26

Item 1	Legal Proceedings	26

Item 1A	Risk Factors	26

Item 6	Exhibits	27

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

All amounts are expressed in thousands

(except share information)

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$107,798	$94,410
Accounts receivable, net of allowance for doubtful accounts at March 31, 2012 of $26,221 and at December 31, 2011 of $23,112	280,761	466,317
Inventories	121,324	116,897
Prepaid expenses	23,594	16,982
Other current assets	19,341	20,007
Deferred income taxes	6,572	8,455
Debt issuance costs	2,959	2,962

Total Current Assets	562,349	726,030

Intangible assets, net	508,605	463,848
Goodwill	731,675	666,653
Property, plant and equipment, net	193,838	179,478
Deferred income taxes, net	22,811	22,295
Debt issuance costs	12,789	13,550
Non-current assets held for sale	675	675

Total Non-Current Assets	1,470,393	1,346,499

Total Assets	$2,032,742	$2,072,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$69,868	$144,801
Bank loans and overdraft facilities	66,708	85,762
Short-term obligations under Convertible Senior Notes	305,977	0
Income taxes payable	7,208	8,766
Taxes other than income taxes	99,863	188,307
Other accrued liabilities	70,715	44,501
Current portions of obligations under capital leases	1,159	1,109

Total Current Liabilities	621,498	473,246

Long-term obligations under capital leases	728	532
Long-term obligations under Convertible Senior Notes	0	304,645
Long-term obligations under Senior Secured Notes	950,643	932,764
Long-term accruals	2,221	2,027
Deferred income taxes	99,199	92,945
Commitments and contingent liabilities (Note 13)

Total Long-Term Liabilities	1,052,791	1,332,913

Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 73,125,230 and 72,740,302 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	731	727
Preferred Stock ($0.01 par value, 1,000,000 shares authorized, none issued and outstanding)	0	0
Additional paid-in-capital	1,370,335	1,369,471
Accumulated deficit	(1,069,070)	(1,131,566)
Accumulated other comprehensive income	56,607	27,888
Less Treasury Stock at cost (246,037 shares at March 31, 2012 and December 31, 2011)	(150)	(150)

Total Stockholders’ Equity	358,453	266,370

Total Liabilities and Stockholders’ Equity	$2,032,742	$2,072,529

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

All amounts are expressed in thousands

(except per share information)

	Three months ended March 31,
	2012	2011

Sales	$323,975	$336,139
Excise taxes	(175,767)	(179,428)
Net sales	148,208	156,711
Cost of goods sold	89,529	97,374

Gross profit	58,679	59,337

Selling, general and administrative expenses	61,770	57,877
Gain on remeasurement of previously held equity interests	0	(7,898)

Operating income / (loss)	(3,091)	9,358

Non operating income / (expense), net
Interest income / (expense), net	(26,224)	(26,852)
Other financial income / (expense), net	97,922	31,046
Other non operating income / (expense), net	(2,598)	(976)

Income before income taxes and equity in net losses from unconsolidated investments	66,009	12,576

Income tax expense	(3,513)	(2,641)
Equity in net losses of affiliates	0	(8,814)

Net income attributable to the company	62,496	1,121

Net income from operations per share of common stock, basic	$0.86	$0.02

Net income from operations per share of common stock, diluted	$0.86	$0.02

Other comprehensive income, net of tax:
Foreign currency translation adjustments	28,719	137,016

Comprehensive income attributable to the company	$91,215	$138,137

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

All amounts are expressed in thousands

	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$62,496	$1,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,815	5,131
Deferred income taxes	121	725
Unrealized foreign exchange gains	(98,681)	(31,651)
Stock options fair value expense	864	693
Equity loss in affiliates	0	8,814
Gain on fair value remeasurement of previously held equity interest	0	(6,397)
Other non cash items	(26)	1,780
Changes in operating assets and liabilities:
Accounts receivable	226,728	268,051
Inventories	6,964	(5,197)
Prepaid expenses and other current assets	(3,114)	(16,860)
Trade accounts payable	(89,358)	(83,645)
Other accrued liabilities and payables (including taxes)	(87,043)	(58,176)

Net cash provided by operating activities	23,766	84,389

Cash flows from investing activities
Purchase of fixed assets	(1,329)	(505)
Proceeds from the disposal of fixed assets	127	0
Purchase of trademarks	0	(17,473)
Acquisitions of subsidiaries, net of cash acquired	0	(23,475)

Net cash used in investing activities	(1,202)	(41,453)

Cash flows from financing activities
Borrowings on bank loans and overdraft facility	8,594	0
Payment of bank loans, overdraft facility and other borrowings	(26,872)	(4,104)
Decrease in short term capital leases payable	90	(102)
Proceeds from options exercised	0	66

Net cash used in financing activities	(18,188)	(4,140)

Currency effect on brought forward cash balances	9,012	6,992
Net increase in cash	13,388	45,788
Cash and cash equivalents at beginning of period	94,410	122,324

Cash and cash equivalents at end of period	$107,798	$168,112

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$0	$23,131

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except share and per share information

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and description of business

Central European Distribution Corporation (“CEDC”) and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. We are one of the largest producers of vodka in the world and are Central and Eastern Europe’s largest integrated spirit beverages business, measured by total volume, with approximately 33.2 million nine-liter cases produced and distributed in 2011. Our business primarily involves the production and sale of our own spirit brands (principally vodka), and the importation on an exclusive basis of a wide variety of spirits, wines and beers. Our primary operations are conducted in Poland, Russia, Ukraine and Hungary. We have six operational manufacturing facilities located in Poland and Russia.

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

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As discussed further in Note 5, certain credit and factoring facilities are coming due in 2012, which the Company expects to renew. Furthermore, our Convertible Senior Notes (the “Convertible Notes”) are due on March 15, 2013. Our current cash on hand, estimated cash from operations and available credit facilities will not be sufficient to make the repayment on Convertible Notes and, unless the transaction with Russian Standard Corporation is completed as scheduled, the Company may default on them. The Company’s cash flow forecasts include the assumption that certain credit and factoring facilities that are coming due in 2012 will be renewed to manage working capital needs. Moreover, the Company had a net loss and significant impairment charges in 2011 and current liabilities exceed current assets at March 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern unless the transaction with Russian Standard described below is completed as scheduled.

As discussed further in Note 16, on April 23, 2012, the Company announced that definitive agreements had been signed with Russian Standard Corporation (via Roust Trading Limited) for a strategic transaction. Pursuant to these agreements, on May 4, 2012 Roust Trading Limited and its affiliates invested $100 million in the Company by purchasing a combination of newly issued shares of the Company’s common stock and notes exchangeable into the Company’s common shares following shareholder approval. In addition, Roust Trading Limited has agreed to purchase from the Company up to $210 million principal amount of newly issued, Unsecured Senior Notes due July 31, 2016 at a blended interest rate of 6.00%. While we believe that this transaction would allow the Company to settle the Convertible Notes before March 15, 2013, the transaction is subject to certain risks, including shareholder approval which may not be obtained. The Company’s annual general meeting (AGM) is scheduled for June 29, 2012 at which time the final vote of the shareholders will be known. We believe that if the transaction is completed as scheduled, the Convertible Notes will be repaid by their maturity date which would substantially reduce doubts about the Company’s ability to continue as a going concern.

Basis of presentation

These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies. The subsidiaries’ financial statements have been adjusted to reflect U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and comprehensive income and cash flows for the interim periods presented have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012.

The significant interim accounting policies include the recognition of a pro-rata share of certain estimated annual sales incentives, marketing, promotion and advertising costs, generally in proportion to sales, and the recognition of income taxes using an estimated annual effective tax rate adjusted for tax amendments related to prior years and changes in estimate.

On February 7, 2011, the Company acquired full voting and economic control over Whitehall Group and changed the accounting treatment for its interest in Whitehall from the equity method of accounting to consolidation beginning on February 7, 2011.

2.	SALE OF ACCOUNTS RECEIVABLE

On February 24, 2011, two subsidiaries of the Company, namely CEDC International sp. z o.o. (“CEDC International”) and Polmos Białystok S.A. (“Polmos Bialystok”), entered into factoring arrangements (“Factoring Agreements”) with ING Commercial Finance Polska (“ING Polska”) for the sale up to 290.0 million Polish zlotys (approximately $93.0 million) of receivables. On January 1, 2012, the total limit under the Factoring Agreements was reduced from 290.0 million Polish zlotys ($93.0 million) to 250.0 Polish zlotys ($80.2 million) and from March 1, 2012 it was further reduced to 220.0 million Polish zlotys ($70.5 million). The Factoring Agreements were to mature on April 30, 2012, however on April 25, 2012 the Company extended these agreements until September 30, 2012 with further decrease of the total limit from April 25, 2012 to 200.0 million Polish zlotys (approximately $64.1 million).

As of March 31, 2012, the total balance of receivables under factoring amounted to 177.3 million Polish zlotys (approximately $56.8 million) of the 220.0 million Polish zlotys limit available.

For the three months ended March 31, 2012, the Company sold receivables in the amount of 302.8 million Polish zlotys ($97.1 million) and recognized a loss on the sale in the statement of operations and comprehensive income in the amount of 3.2 million Polish zlotys ($1.0 million) in respect of the non-recourse factoring. The Company has no continuing involvement with the sold non-recourse receivables.

As of March 31, 2012, the liabilities from factoring with recourse amounted to $1.4 million and are included in the short term bank loans in the balance sheet. Corresponding receivables from factoring with recourse are presented under accounts receivable in the balance sheet.

3.	COMPREHENSIVE INCOME

Comprehensive income is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income adjusted by foreign currency translation adjustments. The foreign translation losses/gains on the re-measurements from foreign currencies to U.S. dollars are classified separately as foreign currency translation adjustment within accumulated other comprehensive income included in stockholders’ equity.

As of March 31, 2012, our functional currencies (Polish zloty, Russian ruble and Hungarian forint) exchange rates used to translate the balance sheet strengthened against the U.S. dollar as compared to the exchange rates as of December 31, 2011, and as a result $28.7 million of foreign currency translation adjustment was recognized as part of total comprehensive income, which mainly related to an increase in goodwill and intangible assets.

4.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended March 31,
	2012	2011

Net income / (loss)	$62,496	$1,121

Weighted average shares of common stock outstanding (used to calculate basic EPS)	72,885	71,208
Net effect of dilutive employee stock options based on the treasury stock method	63	93

Weighted average shares of common stock outstanding (used to calculate diluted EPS)	72,948	71,301

Net income / (loss) per common share - basic	$0.86	$0.02
Net income / (loss) per common share - diluted	$0.86	$0.02

Employee stock options granted have been included in the above calculations of diluted earnings per share where the exercise price is less than the average market price of the common stock during the three months ended March 31, 2012 and 2011. In addition there is no adjustment to fully diluted shares related to the Convertible Senior Notes as the average market price was below the conversion price for the periods.

5.	BORROWINGS

Bank Facilities

As of March 31, 2012, the Company has outstanding liability of €25.0 million ($33.4 million) from the term loans from Zenit Bank, Alfa Bank and Raiffeisen Bank drawn by Whitehall:

•

The loan agreement with Zenit Bank, dated March 29, 2011, matures on June 6, 2012. The credit limit under this loan agreement is €10.0 million ($13.3 million) and the loan is released in tranches maturing in 365 days, no later than June 6, 2012. The loan was released in four tranches between April 21, 2011 and September 13, 2011, and is repayable between April 20, 2012 and May 18, 2012. As of March 31, 2012, the Company had outstanding liability of €5.0 million ($6.7 million) from this term loan;

•

The loan agreement with Alfa Bank, dated July 22, 2008, matures on October 18, 2014. The credit limit under this agreement is €20.0 million ($26.7 million) and the loan is released in tranches maturing within three, six or nine months, depending if they are pledged by inventory. The loan was released in eight tranches between September 14, 2011 and March 30, 2012, and is repayable between April 28, 2012 and October 30, 2012. As of March 31, 2012, the Company had outstanding liability of €15.1 million ($20.1 million) from this term loan;

•

The loan agreement with Raiffeisen Bank, dated July 6, 2010, matures on July 6, 2012. The credit limit under this agreement is €10.0 million ($13.3 million) and the loan is released in tranches maturing within one to 12 months, not later than July 6, 2012. The loan was released in five tranches between September 12, 2011 and October 26, 2011, and is repayable between May 18, 2012, and July 6, 2012. As of March 31, 2012, the Company had outstanding liability of €4.9 million ($6.5 million) from this term loan.

The aforementioned loans drawn by Whitehall are guaranteed by Whitehall companies. The loans from Zenit Bank and Alfa Bank are secured by the Company’s inventory.

As of March 31, 2012, the Company has outstanding term loans of 879.6 million Russian rubles ($30.0 million) from Unicredit and JSC Grand Invest Bank, both drawn by Russian Alcohol, as well as, an overdraft facility from Sberbank drawn by Bravo Premium:

•

The loan agreement with Unicredit, dated May 24, 2011, matures on November 23, 2012. This loan has no financial covenants and is secured by inventory of up to 720 million Russian rubles ($24.6 million) and guarantees given by companies of Russian Alcohol. As of March 31, 2012, the Company has outstanding liability of 600.0 million Russian rubles ($20.5 million) from this term loan;

•

The loan agreement with JSC Grand Invest Bank, dated November 25, 2011, matures on November 23, 2012. This loan has no financial covenants that need to be met. As of March 31, 2012, the Company has outstanding liability of 279.6 million Russian rubles ($9.5 million) from this term loan;

•

The overdraft agreement with Sberbank, dated February 6, 2012, matures on February 5, 2013. The credit limit under this agreement is 60.0 million Russian rubles ($2.0 million). This loan is secured by fixed assets. As of March 31, 2012, the Company has outstanding liability of 52.5 million Russian rubles ($1.8 million) from this overdraft facility.

As of March 31, 2012, the Company had available to use under existing overdraft facility in Hungary 100.0 million Hungarian forints ($0.5 million).

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

As of March 31, 2012 and December 31, 2011, the Company had accrued interest of $0.4 million and $2.7 million, respectively, related to the Convertible Senior Notes, with the next coupon due for payment on September 15, 2012. Total obligations under the Convertible Senior Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	March 31,	December 31,
	2012	2011

Convertible Senior Notes	$310,000	$310,000
Unamortized debt discount	(851)	(1,070)
Debt discount related to ASC 470-20	(3,172)	(4,285)

Total	$305,977	$304,645

For the three months ended March 31, 2012 and March 31, 2011, the additional pre-tax non-cash interest expense recognized in the consolidated statement of operations was $1.1 million each. Accumulated amortization related to the debt discount was $16.5 million and $12.2 million as of March 31, 2012 and March 31, 2011, respectively. Pre-tax increase in non-cash interest expense on our consolidated statements of operations and comprehensive income to be recognized until 2013, the maturity date of the CSNs, amounts to $3.2 million.

Senior Secured Notes due 2016

On December 2, 2009, the Company issued $380 million 9.125% Senior Secured Notes due 2016 and €380 million ($507.0 million) 8.875% Senior Secured Notes due 2016 (the “2016 Notes”) in an unregistered offering to institutional investors. The Company used a portion of the net proceeds from the 2016 Notes to redeem the Company’s outstanding 2012 Notes, having an aggregate principal amount of €245.4 million ($327.4 million) on January 4, 2010. The remainder of the net proceeds from the 2016 Notes was used to (i) purchase Lion Capital’s remaining equity interest in Russian Alcohol by exercising the Lion Option and the Co-Investor Option, pursuant to the terms and conditions of the Lion Option Agreement and the Co-Investor Option Agreement, respectively (ii) repay all amounts outstanding under Russian Alcohol credit facilities; and (iii) repay certain other indebtedness.

On December 9, 2010, the Company issued an additional €50.0 million ($66.7 million) 8.875% Senior Secured Notes due 2016 (the “2016 Notes”) in an unregistered offering to institutional investors. The Company used the net proceeds from the additional 2016 Notes to repay its term loans and overdraft facilities with Bank Handlowy w Warszawie S.A and Bank Zachodni WBK S.A.

As of March 31, 2012 and December 31, 2011 the Company had accrued interest of $28.5 million and $7.0 million respectively, related to the Senior Secured Notes due 2016, with the next coupon due for payment on June 1, 2012.

	March 31,	December 31,
	2012	2011

Senior Secured Notes due 2016	$953,705	$935,971
Unamortized debt discount	(3,062)	(3,207)

Total	$950,643	$932,764

March 31,
2012
Principal repayments for the following years
2012	$43,215
2013	327,912
2014	0
2015	0
2016 and beyond	950,643

Total	$1,321,770

6.	INVENTORIES

The following table summarizes our inventories:

	March 31,	December 31,
	2012	2011

Raw materials and supplies	$22,926	$22,237
In-process inventories	8,046	2,655
Finished goods and goods for resale	90,352	92,005

Total	$121,324	$116,897

Because of the nature of the products supplied by the Company, great attention is paid to inventory rotation. The number of days in inventory increased from at approximately 80 days as of December 31, 2011 to approximately 123 days as of March 31, 2012. As a comparison, the number of days in inventory as of March 31, 2011 amounted to 127 days with total balance of $137.5 million.

7.	INCOME TAXES

Our tax charge for the three months ended March 31, 2012 was $3.5 million which represents an effective tax rate for this period of 5.3%. The underlying tax rates in our key jurisdictions are 19% in Poland, 20% in Russia, 21% in Ukraine, 16% in Hungary and 35% in the United States. Changes in the Company’s uncertain income tax position, excluding the related accrual for interest and penalties, for the three months ended March 31, 2012 relate to reductions, additions for prior and current year tax positions. There were no reductions for prior year tax positions, settlements or lapses in statutes of limitations. As of March 31, 2012 and December 31, 2011, the uncertain income tax position balance was $6.7 million and $6.4 million, respectively.

8.	OPERATING SEGMENTS

The Company operates and manages its business based upon three primary geographic segments: Poland, Russia and Hungary. Selected financial data split based upon this segmentation assuming elimination of intercompany revenues and profits is shown below: Segment information represents only continuing operations.

	Segment Net Sales
	Three months ended March 31,
	2012	2011
Segment
Poland	$47,178	$45,895
Russia	95,602	105,658
Hungary	5,428	5,158

Total Net Sales	$148,208	$156,711

	Operating income / (loss)
	Three months ended March 31,
	2012	2011
Segment
Poland before fair value adjustments	$6,523	$3,369
Gain on remeasurement of previously held equity interests	0	7,898

Poland after fair value adjustments	6,523	11,267
Russia	(7,778)	(634)
Hungary	720	661
Corporate Overhead
General corporate overhead	(1,692)	(1,243)
Option Expense	(864)	(693)

Total Operating income / (loss)	($3,091)	$9,358

	Identifiable Operating Assets
	March 31,	December 31,
	2012	2011
Segment
Poland	$599,163	$601,966
Russia	1,382,192	1,424,529
Hungary	22,957	20,265
Corporate	28,430	25,769

Total Identifiable Assets	$2,032,742	$2,072,529

	Goodwill
	March 31,	December 31,
	2012	2011
Segment
Poland	$276,188	$252,080
Russia	448,794	408,464
Hungary	6,693	6,109

Total Goodwill	$731,675	$666,653

9.	INTEREST EXPENSE, NET

The following items are included in Interest expense, net:

	Three months ended March 31,
	2012	2011

Interest income	$245	$525
Interest expense	(26,469)	(27,377)

Total interest expense, net	($26,224)	($26,852)

10.	OTHER FINANCIAL INCOME, NET

The following items are included in Other financial income, net:

	Three months ended March 31,
	2012	2011

Foreign exchange impact related to foreign currency financing	$98,681	$31,651
Other gains / (losses)	(759)	(605)

Total other financial income / (expense), net	$97,922	$31,046

11.	OTHER NON-OPERATING EXPENSE

The following items are included in Other Non-Operating Expense:

	Three months ended March 31,
	2012	2011

Factoring costs and bank fees	(2,262)	(671)
Other gains / (losses)	(336)	(305)

Total other non operating income / (expense), net	($2,598)	($976)

12.	STOCK BASED COMPENSATION PLANS AND WARRANTS

During the three months ended March 31, 2012, the range of exercise prices for outstanding options was $2.00 to $60.92. During the three months ended March 31, 2012, the weighted average remaining contractual life of options outstanding is 4.9 years. Exercise prices for options exercisable as of March 31, 2012 ranged from $2.00 to $60.92. The Company has also granted 51,761 restricted stock units at an average price of $4.38 and 399,415 restricted stock at an average price of $4.38 during the first quarter of 2012.

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of March 31, 2012, the Company has not changed the terms of any outstanding awards.

During the three months ended March 31, 2012, the Company recognized compensation cost of $0.86 million.

As of March 31, 2012, there was $3.4 million of total unrecognized compensation cost related to non-vested stock options, restricted stock units and restricted stock granted under the Company’s Stock Incentive Plan. The costs are expected to be recognized over period through 2012-2015.

The following weighted-average assumptions were used in the calculation of fair value for options granted during 2011. For the three months ended March 31, 2012 the Company did not grant any options to its employees.

December 31, 2011
2011
Fair Value	$7.60
Dividend Yield	0%
Expected Volatility	66.1%
Weighted Average Volatility	66.1%
Risk Free Interest Rate	3%
Expected Life of Options from Grant	3.2

13.	COMMITMENTS AND CONTINGENT LIABILITIES

Supply contracts

The Company has various agreements covering its sources of supply, which, in some cases, may be terminated by either party on relatively short notice. Thus, there is a risk that a portion of the Company’s supply of products could be curtailed at any time.

Bank Guarantees

In accordance with current legislation in Russia each producer of spirit beverages must acquire excise stamps and must pay excise tax in full before buying spirit for production purposes. For each lot of stamps purchased, the alcohol producer must provide the relevant body with a bank guarantee in the full amount of payment for the excise tax to secure the legality of usage of the excise stamps. This bank guarantee serves as insurance against the illegal usage of excise stamps by an alcohol producer.

In addition, under new legislation effective since August 1, 2011 the producer purchasing spirit alcohol must a) prepay the excise tax in full or b) provide the relevant tax body with a bank guarantee in the full amount of the excise tax before purchasing to secure payment of the excise tax. This bank guarantee serves as insurance that the excise tax is paid in time.

Russian Alcohol signed a guarantee line agreement with multiple banks pursuant to which it was provided with a guarantee limit of 18.2 billion Russian rubles (approximately $620.8 million) for a period from 1 to 4 years, Bravo Premium signed a guarantee line agreement with multiple banks pursuant to which it was provided with a guarantee limit of 600.0 million Russian rubles (approximately $20.5 million) for a period from 1 to 2 years and Whitehall signed a guarantee line agreement with multiple banks pursuant to which it was provided with a guarantee limit of 1.7 billion Russian rubles (approximately $58.0 million) as insurance against the illegal usage of excise stamps.

According to the agreements, companies have the right to obtain bank guarantees during the agreement term for each purchase of excise stamps and for the purchase of spirit. The guarantees for excise stamps are held by Rosalkoregulirovanie (the Federal Service for Alcohol Market Regulation), during the whole production period for which the excise stamps were purchased. The guarantee for excise tax is held by the beneficiary (the tax body) for 6 months after the end of month the spirit was purchased.

As of March 31, 2012, the Company has bank guarantees related to customs duties on imported goods in Poland of $2.0 million.

Operating Leases and Rent Commitments

The Company makes rental payments for real estate, vehicles, office, computer, and manufacturing equipment under operating leases. The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of March 31, 2012:

2012	$8,753
2013	9,130
2014	8,722
2015	8,148
2016	5,536
Thereafter	2,976

Total	$43,265

During the first quarter of 2012, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease as of March 31, 2012 are as follows:

2012	$1,194
2013	522
2014	171

Gross payments due	$1,887
Less interest	(132)

Net payments due	$1,755

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

On October 24, 2011, a class action complaint titled Steamfitters Local 449 Pension Fund vs. Central European Distribution Corporation, et al., was filed in the United States District Court, District of New Jersey on behalf of a putative class of all purchasers of our common stock from August 5, 2010 through February 28, 2011 against us and certain of our officers. The complaint seeks unspecified money damages and alleges violations of federal securities law in connection with alleged materially false and misleading statements and/or omissions regarding our business, financial results and prospects in our public statements and public filings with the U.S. Securities & Exchange Commission for the second and third quarters of 2010, relating to declines in our vodka portfolio, our need to take an impairment charge relating to the deterioration in fair value of certain of our brands in Poland and negative financial results from the launch of Żubrówka Biała. Subsequent to the above complaint, a second, substantially identical class action complaint titled Tim Schuler v. Central European Distribution Corporation, et al., was filed in the same court. Motions to consolidate the two cases and for the appointment of lead plaintiff and lead counsel have been filed and are awaiting decision. As a result, no response to the complaints has yet been filed. The Company intends to mount a vigorous defense to the claims asserted. As of March 31, 2012 the original plaintiffs, Steamfitters Pension Fund and Tim Schuler, no longer remain in the lawsuits and the current plaintiffs are now the Prosperity Group and the Arkansas Pension Fund, however the names of the lawsuits have remained unchanged.

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

14.	FAIR VALUE MEASUREMENTS

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed financial statements on a recurring basis or on a nonrecurring basis during the reporting period. The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of inputs used to measure fair value are as follows:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Observable inputs other than quoted prices included in Level 1. We value assets and liabilities included in this level using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

As of March 31, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The monetary assets represented by these financial instruments are primarily located in Poland, Hungary and Russia. Consequently, they are subject to currency translation risk when reporting in U.S. Dollars. The fair values of the cash and cash equivalents, Convertible Senior Notes and Secured Senior Notes is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2012.

Non-financial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis. These items are tested for impairment on the occurrence of a triggering event or in the case of goodwill, on at least an annual basis. Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual depletion of the asset. If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value. As of the balance sheet date, the carrying value of its long-lived assets are recoverable and no impairment existed.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring and nonrecurring basis as of March 31, 2012, and December 31, 2011.

		Assets at Fair Value Using
		Quoted Prices in Activated Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2012

Recurring items
Cash and cash equivalents	$107,798	$107,798	$0	$0
Convertible Senior Notes	$272,800	$272,800	$0	$0
Secured Senior Notes	$731,350	$731,350	$0	$0
Nonrecurring items
Assets held for sale	$675	$0	$0	$675

December 31, 2011
Recurring items
Cash and cash equivalents	$94,410	$94,410	$0	$0
Convertible Senior Notes	$248,000	$248,000	$0	$0
Secured Senior Notes	$702,700	$702,700	$0	$0
Nonrecurring items
Assets held for sale	$675	$0	$0	$675

The Company has other financial instruments, such as receivables, accounts payable, overdrafts, short term bank loans and other liabilities which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value approximate their fair values. The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of March 31, 2012.

15.	EFFECTS OF FOREIGN CURRENCY MOVEMENTS

Substantially all of the Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations and comprehensive income. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the statement of operations is by the movement of the average exchange rate used to restate the statement of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statements of operations relate only to realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint. Table below presents the exchange rates used for translation of our balance sheet and statement of operations and comprehensive income balances as of and for the three months ended March 31, 2012:

	Balance sheet rate as of March 31, 2012	Balance sheet rate as of December 31, 2011	Average rate for the three months ended March 31, 2012	Average rate for the three months ended March 31, 2011
PLN / US$	3.1191	3.4174	3.2249	2.8800
RUR / US$	29.3148	32.2092	30.1674	29.2089
HUF / US$	221.2128	240.6620	225.5175	198.6207

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $574 million	$5.7 million gain/loss

16.	SUBSEQUENT EVENTS

On April 23, 2012, the Company announced that definitive agreements had been signed with Russian Standard Corporation (via Roust Trading Limited) for a strategic transaction. Pursuant to a securities purchase agreement, Roust Trading Limited has agreed to make an investment in the Company in three stages, subject to typical closing conditions. First, on May 4, 2012 Roust Trading Limited acquired 5,714,286 newly issued shares of the Company’s common stock for an aggregate purchase price of $30 million, or $5.25 per share, and JSC “Russian Standard Bank,” an affiliate of Roust Trading Limited, purchased $70 million aggregate principal amount of senior notes due March 18, 2013, bearing an interest rate of 3.00% (the “New Debt”) issued by the Company.

Subject to the consummation of the Second Closing (as defined in the securities purchase agreement), the Company (on or after January 30, 2013) or Roust Trading Limited (on or after the completion of the Second Closing) may cause the New Debt to effectively be exchanged for newly issued shares of the Company’s common stock equal to the then-outstanding principal amount of the New Debt, plus accrued and unpaid interest thereon as of the Second Closing, divided by $5.25. The total amount of shares of the Company’s common stock expected to be issued in relation to the New Debt is approximately 13,333,333 shares of the Company’s common stock plus any additional shares representing accrued and unpaid interest under the New Debt as of the Second Closing. Second, if shareholder approval is obtained, then (subject to typical closing conditions), Roust Trading Limited will purchase $102.6 million aggregate principal amount of senior rollover notes due July 31, 2016 (the “Rollover Notes”), from the Company. The Company must use the proceeds (net of fees and expenses) from the issuance of the Rollover Notes to repurchase the Convertible Senior Notes held by Roust Trading Limited or its affiliates, in the same principal amount as the Rollover Notes, at par. Third, the Company, at its option, may issue to Roust Trading Limited senior backstop notes in an aggregate principal amount of up to $107.5 million due July 31, 2016 (the “Backstop Notes”) to be used by the Company to pay the remaining principal amount of the Convertible Senior Notes then outstanding. Each of the Rollover Notes and Backstop Notes will bear a blended interest rate of 6.00% over the term of each note.

The Company and Roust Trading Limited also entered into a governance agreement in support of this investment. In accordance with this governance agreement, Roust Trading Limited may nominate up to three directors to the Company’s Board of Directors depending on the amount of the Company’s common stock held by Roust Trading Limited. In addition, Roust Trading Limited received various minority protection rights.

17.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The Company adopted ASU 2011-04 during the first quarter of the current fiscal year. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements other than disclosures related to fair value measurements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. However, in December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The Company adopted both ASU 2011-05 and ASU 2011-12 during the first quarter of the current fiscal year. The adoption of ASU 2011-05 and ASU 2011-12 did not have a material impact on the Company’s consolidated financial statements, other than presentation of comprehensive income.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which simplifies testing for impairment by allowing an entity to first assess qualitative factors and determine if it is more likely than not (defined as 50% or more) that the fair value of the reporting unit is less than its carrying amount. That determination can then be used to decide if it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which corresponds to the Company’s first quarter of current fiscal year. The Company will adopt ASU 2011-08 during the current fiscal year and this adoption is not expected to have a material impact on the Company’s consolidated financial statements.

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

We urge you to read and carefully consider the items of this and other reports and documents that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect our future performance and the industry in which we operate, including the risk factors described in this report and in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2012. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur as described, or at all.

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

Overview

The Company is one of the world’s largest vodka producers and Central and Eastern Europe’s largest integrated spirit beverages business with its primary operations in Poland, Russia and Hungary. During 2011, the Company continued its strategy of integrating the business in Russia following the buyout of the remaining stake in Whitehall in the first quarter of 2011 when the Company took full economic and controlling ownership of the business. During the first quarter of 2012, the Company continued to focus on developing sales volumes in its key markets of Poland and Russia as well as reorganizing the Russia operations. Both the Polish and Russian vodka markets continued to see an overall market decline. In Poland, however, the Company was able to see year on year domestic volume and value growth for the quarter ending March 31, 2012 primarily due to the continued success of Żubrówka Biała and the higher margin flavored segment including Soplica. Total Russian volumes were down which were driven mainly by lower domestic vodka volumes, as a result of wholesalers de-stocking to lower levels of inventory and reduced sales to key accounts, during our renegotiations in the first quarter of 2012, partially offset by higher export volumes. On the domestic vodka front, sales volumes for the first quarter 2012 in Russia were down by 15% as compared to 2011, however, sell out from wholesalers to the retail trade was only down 8% - 9% reflecting the impact of continued de-stocking. Finally spirit, which is the main ingredient in vodka production showed signs of stabilizing in both Russia and Poland, however Russia is still impacted as compared to the same quarter in the prior year due to the rapid increases in spirit prices during 2011.

Significant factors affecting our consolidated results of operations

Effect of Exchange Rate and Interest Rate Fluctuations

Substantially all of Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the statement of operations is due to the movement of the average exchange rate used to restate the statements of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statements of operations relate only to realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint. The table below presents the exchange rates used for translation of our balance sheet and statement of operations balances as of and for the quarter ended March 31, 2012:

	Balance sheet rate as of March 31, 2012	Average rate for the three months ended March 31, 2012
PLN / US$	3.1191	3.2249
RUR / US$	29.3148	30.1674
HUF / US$	221.2128	225.5175

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $574 million	$5.7 million gain/loss

Results of Operations:

Three months ended March 31, 2012 compared to three months ended March 31, 2011

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Three months ended March 31,
	2012	2011
Sales	$323,975	$336,139
Excise taxes	(175,767)	(179,428)

Net sales	148,208	156,711
Cost of goods sold	89,529	97,374

Gross profit	58,679	59,337

Operating expenses	61,770	57,877
Gain on remeasurement of previously held equity interests	0	(7,898)

Operating income / (loss)	(3,091)	9,358

Non operating income / (expense), net
Interest income / (expense), net	(26,224)	(26,852)
Other financial income / (expense), net	97,922	31,046
Other non operating income / (expense), net	(2,598)	(976)

Income before taxes and equity in net income from unconsolidated investments	66,009	12,576

Income tax expense	(3,513)	(2,641)
Equity in net losses of affiliates	0	(8,814)

Net income attributable to the company	62,496	1,121

Net income from operations per share of common stock, basic	$0.86	$0.02
Net income from operations per share of common stock, diluted	$0.86	$0.02
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	28,719	137,016
Comprehensive income attributable to the company	$91,215	$138,137

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and imports, and value added tax. Total net sales decreased by approximately 5.4%, or $8.5 million, from $156.7 million for the three months ended March 31, 2011 to $148.2 million for the three months ended March 31, 2012. The decrease was driven primarily by lower local currency sales of $6.3 million and the impact of foreign exchange translation of $8.7 million partially offset by the consolidation of Whitehall only for two months in 2011 comparing to full quarter in 2012, resulting in an increase of $6.5 million. The lower local currency sales was due to lower sales in Russia, which is described in more detail in the segmental analysis below.

	Segment Net Sales Three months ended March 31,
	2012	2011
Segment
Poland	$47,178	$45,895
Russia	95,602	105,658
Hungary	5,428	5,158

Total Net Sales	$148,208	$156,711

Sales for Poland increased by $1.3 million from $45.9 million for the three months ended March 31, 2011 to $47.2 million for the three months ended March 31, 2012. This increase was driven mainly by a volume growth of domestic vodkas of 7% and export volume growth of 17%, resulting in a net sales value increase of $6.2 million, or 15% in local currency terms, offset by weaker Polish zloty against the U.S. dollar which accounted for approximately $4.9 million of sales in U.S. dollar terms. The Company continued to see strong demand for its Żubrówka Biała as well as higher margin flavored vodkas including Soplica.

Sales for Russia decreased by $10.1 million from $105.7 million for the three months ended March 31, 2011 to $95.6 million for the three months ended March 31, 2012. Included in the sales decline was the fact that domestic volume sales were down by 15% and overall sales value decreased by 12% in local currency. Lower sales volumes in Russia were primarily due to an overall weak vodka market in Russia, with total sales volumes in the industry down during the quarter, as well as continued lower inventory levels in the wholesale trade and reduced sales to key accounts during our renegotiations in the first quarter of 2012. The 15% decline in domestic sales represents the decline in sales into the trade, whereas sales out of the trade to the end customer was only down 8% - 9%, with the difference due to the impact of de-stocking. The sales value decrease of the Russian business was also driven by the weakening of the Russian ruble against the U.S. dollar which accounted for approximately $3.2 million of sales in U.S. dollar terms. This was partially offset by the effect of consolidation of Whitehall only for two months in 2011 comparing to full quarter in 2012, resulting in a year on year increase of $6.5 million.

Sales for Hungary increased by $0.2 million from $5.2 million for the three months ended March 31, 2011 to $5.4 million for the three months ended March 31, 2012 which resulted in a $0.9 million increase in volumes on local currency terms offset by a weaker Hungarian forint against the U.S. dollar which accounted for approximately $0.7 million of sales in U.S. dollar terms.

Gross Profit

Total gross profit decreased by approximately 1.0%, or $0.6 million, to $58.7 million for the three months ended March 31, 2012, from $59.3 million for the three months ended March 31, 2011. The decline in margin was driven primarily by the lower sales value in Russia. Although absolute gross margin declined, gross profit margins as a percentage of net sales increased by 1.7 percentage points from 37.9% to 39.6% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The improvement in gross margin percentage was driven by a number of factors including improved product and channel mix in Poland and price increases taken in Russia. Part of the improvement in pricing coming from the Russian market was offset by the year on year growth of spirit pricing which resulted in approximately $3.2 million of additional cost in the first quarter of 2012. The spirit prices in Russia have however recently begun to stabilize since January 2012, and in Poland spirit prices have been stable since February 2011 and into the beginning of 2012.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “SG&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses excluding fair value adjustments increased by $3.9 million, from $57.9 million for the three months ended March 31, 2011 to $61.8 million for the three months ended March 31, 2012. For comparability of costs between periods, operating expenses, after excluding the fair value adjustments, are shown separately in the table below. As a percent of net sales they increased from 36.9% for the three months ended March 31, 2011 to 41.7% for the three months ended March 31, 2012.

The table below sets forth the items of operating expenses.

	Operating Expenses Three Months Ended March 31,
	2012	2011
	($ in thousands)
SG&A	$52,924	$49,076
Marketing	6,490	5,950
Depreciation and amortization	2,356	2,851

Sub-Total	61,770	57,877
Fair value adjustments	0	(7,898)

Total operating expense	$61,770	$49,979

SG&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. SG&A expenses increased by $3.8 million, from $49.1 million for the three months ended March 31, 2011 to $52.9 million for the three months ended March 31, 2012. The increase in SG&A is primarily due to the inclusion of a full quarter of the Whitehall Group in 2012 of $3.9 million, which resulted in like for like SG&A staying flat.

Marketing expenses increased slightly mainly due to higher marketing spending primarily in Russia and Ukraine.

Depreciation and amortization decreased by $0.5 million, from $2.9 million for the three months ended March 31, 2011 to $2.4 million for the three months ended March 31, 2012.

Operating Income

Total operating income decreased by $12.5 million, from $9.4 million income for the three months ended March 31, 2011 to $3.1 million loss for the three months ended March 31, 2012, primarily driven by lower domestic sales and higher spirit costs in the Russian market. The table below summarizes the segmental split of operating profit.

	Operating Income/(Loss) Three months ended March 31,
	2012	2011
Segment
Poland before fair value adjustments	$6,523	$3,369
Gain on remeasurement of previously held equity interests	0	7,898

Poland after fair value adjustments	6,523	11,267
Russia	(7,778)	(634)
Hungary	720	661
Corporate Overhead
General corporate overhead	(1,692)	(1,243)
Option Expense	(864)	(693)

Total Operating Profit/(Loss)	($3,091)	$9,358

Underlying operating income in Poland excluding fair value adjustments increased by approximately 91.2%, or $3.1 million, from $3.4 million for the three months ended March 31, 2011 to $6.5 million for the three months ended March 31, 2012. The operating loss in Russia increased by $7.2 million from $0.6 million loss for the three months ended March 31, 2011 to $7.8 million loss for the three months ended March 31, 2012. The changes in operating income in both of these segments were driven by all of the factors described above.

Non Operating Income and Expenses

Total interest expense decreased by approximately 2.6%, or $0.7 million, from $26.9 million for the three months ended March 31, 2011 to $26.2 million for the three months ended March 31, 2012. This decrease was primarily driven by the euro exchange rate as compared to the Polish zloty.

The Company recognized $97.9 million of non-cash unrealized foreign exchange rate income in the three months ended March 31, 2012, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $31.0 million of gain in the three months ended March 31, 2011.

Total other non-operating expenses increased by $1.6 million, from a loss of $1.0 million for the three months ended March 31, 2011 to a loss of $2.6 million for the three months ended March 31, 2012.

	Three months ended March 31,
	2012	2011
Factoring costs and bank fees	(2,262)	(671)
Other gains / (losses)	(336)	(305)

Total other non operating income / (expense), net	($2,598)	($976)

Income Tax

Our effective tax rate for the three months ended March 31, 2012 was 5.3% as compared to an average blended statutory rate of 21%. The difference in effective tax rates was due primarily to permanent tax differences related to the treatment of unrealized foreign exchange rate gains in Poland.

Statement of Liquidity and Capital Resources

During the three months ended March 31, 2012, the Company’s primary sources of liquidity were cash flows generated from operations. The Company’s primary uses of cash were to fund its working capital requirements, service indebtedness and finance capital expenditures. The following table sets forth selected information concerning the Company’s consolidated cash flow during the periods indicated.

	Three months ended March 31, 2012	Three months ended March 31, 2011
	($ in thousands)
Cash flow from operating activities	$23,766	$84,389
Cash flow from investing activities	$(1,202)	$(41,453)
Cash flow from financing activities	$(18,188)	$(4,140)

Management views and performs analysis of financial and non financial performance indicators of the business by segments that are split by countries. The extensive analysis of indicators such as sales value in local currencies, gross margin and operating expenses by segment is included in the MD&A section of this Form 10-Q.

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Overall cash flow from operating activities decreased from cash generation of $84.4 million for the three months ended March 31, 2011 to cash generation of $23.8 million for the three months ended March 31, 2012. The primary factors contributing to this lower cash generation in 2012 are due to the fact that in the first quarter of 2011, the Company entered into factoring arrangements in Poland for the first time which resulted in higher cash collection during this quarter. In 2011 the Polish operations received the cash inflow from the peak Q4 2010 sales as well as the cash from the factored receivables of the quarter, resulting in a one-off benefit in cash flow for the period. During the same period in 2012, the Polish operations only received the normal factored cash flow from the first quarter of 2012.

Overall working capital movements of accounts receivable, inventory and accounts payable provided approximately $54.2 million of cash during the three months ended March 31, 2012. Days sales outstanding (“DSO”) as of March 31, 2012 amounted to 60.8 days as compared to 62 days as of March 31, 2011. The number of days in inventory as of March 31, 2012 amounted to 123 days as compared to 127 days as of March 31, 2011. In addition, the ratio of our current assets to current liabilities, net of inventories, was 0.71 as of March 31, 2012.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets. Net cash outflow for the three months ended March 31, 2012 was $1.2 million.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities. Net cash used in financing activities was $18.2 million for the three months ended March 31, 2012 as compared to an outflow of $4.1 million for the three months ended March 31, 2011. The primary use in the three months ended March 31, 2012 was repayment of loans by the Company offset by certain loans drawn in Russia. For details see Note 5 to the Condensed Consolidated Financial Statements.

The Company’s Future Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As discussed further in Note 5, our Convertible Senior Notes (the “Convertible Notes”) are due on March 15, 2013. Our current cash on hand, estimated cash from operations and available credit facilities will not be sufficient to make the repayment and the Company may default on the Convertible Notes, unless the transaction with Russian Standard Corporation is completed as scheduled. The Company’s cash flow forecasts include the assumption that certain credit and factoring facilities that are coming due in 2012 will be renewed to manage working capital needs. Moreover, the Company had a net loss and significant impairment charges in 2011 and current liabilities exceed current assets at March 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern unless the transaction with Russian Standard described below is completed as scheduled.

As discussed further in Note 16, on April 23, 2012, the Company announced that definitive agreements had been signed with Russian Standard Corporation (via Roust Trading Limited) for a strategic transaction. Pursuant to these agreements, on May 4, 2012 Roust Trading Limited and its affiliates invested $100 million in the Company by purchasing a combination of newly issued shares of the Company’s common stock and notes exchangeable into the Company’s common shares following shareholder approval. In addition, Roust Trading has agreed to purchase from the Company up to $210 million principal amount of newly issued, unsecured senior notes due July 31, 2016 at a blended interest rate of 6.00%. While we believe that this transaction would allow the Company to settle the Convertible Notes before March 15, 2013, the transaction is subject to certain risks, including shareholder approval which may not be obtained. The Company’s annual general meeting (AGM) is scheduled for June 29, 2012 at which time the final vote of the shareholders will be known. We believe that if the transaction is completed as scheduled, Convertible Notes will be repaid by their maturity date which would substantially reduce doubts about the Company’s ability to continue as a going concern. Under the terms of the Indenture for our Senior Secured Notes due 2016, we expect that any indebtedness we incur in exchange for, or to redeem or refinance, all or a portion of the Convertible Notes will be required to be incurred as permitted refinancing indebtedness (a term defined in the Indenture); as a result, the terms of the indenture may limit our ability to enter into agreements that contain limitations on dividends (and certain payments having similar effects) payable to the Company (or its subsidiaries) by its subsidiaries.

Any failure to pay the Convertible Notes would also be an event of default under our Senior Secured Notes due 2016 and the terms of our other indebtedness. Such events would jeopardize our ability to continue as a going concern. Notwithstanding the foregoing, we believe that cash on hand, cash from operations and available credit facilities will be sufficient to fund our anticipated cash requirements for working capital purposes and normal capital expenditures, and that we will remain in compliance with the financial covenants contained in our debt agreements, for at least the next twelve months. The Company’s cash flow forecasts used in making this determination include the assumption that certain credit and factoring facilities that are coming due in 2012 will be renewed to manage the Company’s working capital needs.

For additional information, see also “Risk Factors—Risks Relating to Our Indebtedness”—included in Item 8 of our annual report on Form 10-K filed with the SEC on February 29, 2012.

Financing Arrangements

Bank Facilities

As of March 31, 2012, the Company has outstanding liability of €25.0 million ($33.4 million) from the term loans from Zenit Bank, Alfa Bank and Raiffeisen Bank drawn by Whitehall:

•

The loan agreement with Zenit Bank dated March 29, 2011, matures on June 6, 2012. The credit limit under this loan agreement is €10.0 million ($13.3 million) and the loan is released in tranches maturing in 365 days, no later than June 6, 2012. The loan was released in four tranches between April 21, 2011, and September 13, 2011, repayable between April 20, 2012 and May 18, 2012. As of March 31, 2012, the Company has outstanding liability of €5.0 million ($6.7 million) from this term loan;

•

The loan agreement with Alfa Bank dated July 22, 2008, matures on October 18, 2014. The credit limit under this agreement is €20.0 million ($26.7 million) and the loan is released in tranches maturing within three, six or nine months, depending if they are pledged on inventory. The loan was released in eight tranches between September 14, 2011, and March 30, 2012, repayable between April 28, 2012 and October 30, 2012. As of March 31, 2012 €15.1 million ($20.1 million) of this limit was granted to the Company;

•

The loan agreement with Raiffeisen Bank dated July 6, 2010, matures on July 6, 2012. The credit limit under this agreement is €10.0 million ($13.3 million) and the loan is released in tranches maturing within one to 12 months, not later than July 6, 2012 . The loan was released in five tranches between September 12, 2011, and October 26, 2011, repayable between May 18, 2012, and July 6, 2012. As of March 31, 2012, the Company has outstanding liability of €4.9 million ($6.5 million) from this term loan.

The aforementioned loans drawn by Whitehall have no financial covenants that need to be met and are guaranteed by Whitehall companies. The loans from Zenit Bank and Alfa Bank are also secured on the Company’s inventory.

As of March 31, 2012, the Company also has outstanding total liability of 879.6 million Russian rubles ($30.0 million) from term loans from Unicredit and JSC Grand Invest Bank, both drawn by Russian Alcohol, as well as, an overdraft facility from Sberbank drawn by Bravo Premium:

•

The loan agreement with Unicredit dated May 24, 2011, matures on November 23, 2012. This loan has no financial covenants and is secured by goods up to 720 million Russian rubles ($24.6 million) and guarantees given by companies of Russian Alcohol. As of March 31, 2012, the Company has outstanding liability of 600.0 million Russian rubles ($20.5 million) from this term loan;

•

The loan agreement with JSC Grand Invest Bank dated November 25, 2011, matures on November 23, 2012. This loan has no financial covenants that need to be met. As of March 31, 2012, the Company has outstanding liability of 279.6 million Russian rubles ($9.5 million) from this term loan;

•

The overdraft agreement with Sberbank dated February 6, 2012, matures on February 5, 2013. The credit limit under this agreement is 60 million Russian rubles ($2.0 million). This loan has no financial covenants and is secured by fixed assets. As of March 31, 2012, the Company has outstanding liability of 52.5 million Russian rubles ($1.8 million) from this overdraft facility.

As of March 31, 2012, the Company had available to use under existing overdraft facility in Hungary 100.0 million Hungarian forints ($0.5 million).

Senior Secured Notes due 2016

On December 2, 2009, the Company issued and sold $380 million 9.125% Senior Secured Notes due 2016 and €380 million ($507 million) 8.875% Senior Secured Notes due 2016 (the “2016 Notes”) in an offering to institutional investors that was not required to be registered with the SEC. The Company used a portion of the net proceeds from the 2016 Notes to redeem the Company’s outstanding 2012 Notes, having an aggregate principal amount of €245.4 million ($327.4 million) on January 4, 2010. The remainder of the net proceeds from the 2016 Notes was used to (i) purchase Lion Capital’s remaining equity interest in Russian Alcohol by exercising the Lion Option and the Co-Investor Option, pursuant to the terms and conditions of the Lion Option Agreement and the Co-Investor Option Agreement, respectively (ii) repay all amounts outstanding under the Russian Alcohol credit facilities; and (iii) repay certain other indebtedness.

On December 9, 2010 the Company issued and sold additional €50 million ($66.7 million) 8.875% Senior Secured Notes due 2016 (the “2016 Notes”) in an offering to institutional investors that was not required to be registered with the SEC. The Company used the net proceeds from the additional 2016 Notes to repay its term loans and overdraft facilities with Bank Handlowy w Warszawie S.A and Bank Zachodni WBK S.A.

The 2016 Notes are guaranteed on a senior basis by certain of the Company’s subsidiaries. We are required to ensure that subsidiaries representing at least 85% of our consolidated EBITDA, as defined in the indenture, guarantee the notes. The notes are secured, directly or indirectly, by a variety of our and our subsidiary’s assets, including shares of the issuer of the notes and subsidiaries in Poland, Cyprus, Russia and Luxembourg, certain intercompany loans made by the issuer of the notes and our Russian finance company in connection with the issuance of the notes, trademarks related to the Soplica brand registered in Poland, European Union trademarks for the Parliament brand registered in Germany, and bank accounts over $5.0 million. We have also provided mortgages over our Polmos and Bols production plants and the Russian Alcohol Siberian and Topaz Distilleries. The indenture governing the 2016 Notes contains certain restrictive covenants, including covenants limiting the Company’s ability to: incur or guarantee additional debt; make certain restricted payments; transfer or sell assets; enter into transactions with affiliates; create certain liens; create restrictions on the ability of restricted subsidiaries to pay dividends or other payments; issue guarantees of indebtedness by restricted subsidiaries; enter into sale and leaseback transactions; merge, consolidate, amalgamate or combine with other entities; designate restricted subsidiaries as unrestricted subsidiaries; and engage in any business other than a permitted business. The indenture governing the 2016 Notes also contains a cross-acceleration covenant, which would apply in the event that we do not repay when due our Convertible Notes or any other indebtedness which equals or exceeds $30 million. In addition, in the event of a change of control (as that term is used in our indenture), we would be required to offer to repay the outstanding indebtedness under the 2016 Notes at a price equal to 101% of the aggregate principal amount thereof.

Convertible Senior Notes

On March 7, 2008, the Company completed the issuance of $310 million aggregate principal amount of 3% Convertible Senior Notes due 2013 (the “Convertible Notes”). Interest is due semi-annually on the 15th of March and September, beginning on September 15, 2008. The Convertible Notes are convertible in certain circumstances into cash and, if applicable, shares of our common stock, based on an initial conversion rate of 14.7113 shares per $1,000 principal amount, subject to certain adjustments. Upon conversion of the notes, the Company will deliver cash up to the aggregate principal amount of the notes to be converted and, at the election of the Company, cash and/or shares of common stock in respect to the remainder, if any, of the conversion obligation. The proceeds from the Convertible Notes were used to fund the cash portions of the acquisitions of Copecresto Enterprises Limited and Whitehall. The indenture governing the Convertible Notes also contains a cross-acceleration covenant, which would apply in the event that we do not repay when due any indebtedness which equals or exceeds $30 million. In addition, in the event of a fundamental change (as that term is used in our indenture), we would be required to offer to repay the outstanding indebtedness under the Convertible Notes in cash at a price equal to 100% of the aggregate principal amount thereof.

Effects of Inflation and Foreign Currency Movements

Inflation in Poland is projected at 3.7% for 2012, compared to actual inflation of 4.6% in 2011. In Russia, Hungary and Ukraine, inflation for 2012 is projected at 6.0%, 4.9% and 6.5% respectively, compared to actual inflation of 6.1%, 4.1% and 8.0% in 2011.

Substantially all of the Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the statement of operations is by the movement of the average exchange rate used to restate the statement of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statements of operations relate only to realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint. Table below presents the exchange rates used for translation of our balance sheet and statement of operations balances as of and for the quarter ended March 31, 2012:

	Balance sheet rate as of March 31, 2012	Average rate for the three months ended March 31, 2012
PLN / US$	3.1191	3.2249
RUR / US$	29.3148	30.1674
HUF / US$	221.2128	225.5175

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $574 million	$5.7 million gain/loss

Significant Accounting Policies and Estimates

For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are conducted primarily in Poland and Russia, and our functional currencies are primarily the Polish zloty, Hungarian forint and Russian ruble, and our reporting currency is the U.S. dollar. Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, bank loans, overdraft facilities and long-term debt. All of the monetary assets represented by these financial instruments are located in Poland, Russia and Hungary. Consequently, they are subject to currency translation movements when reporting in U.S. dollars.

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $574 million	$5.7 million gain/loss

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Since December 31, 2011, , we have begun the restructuring of our corporate finance and reporting department in Poland and Russia to implement more effective internal controls over financial reporting. However, our evaluation has disclosed material weaknesses still exist in our internal control over financial reporting as noted in Management’s Assessment on Internal Control over Financial Reporting located in Item 9A, Financial Statements and Supplementary Data, of our 2011 Annual Report on Form 10-K.

Due to our material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal control over financial reporting.

There has been no material change in internal control over financial reporting in the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Please refer to Note 13 of the accompanying Condensed Consolidated Financial Statements attached herein for a discussion of certain legal proceedings.

Item 1A.	Risk Factors.

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012.

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Quarterly Report on Form10-Q filed with the SEC on November 9, 2011 and incorporated herein by reference).

10.63(a)	Securities Purchase Agreement, dated April 23, 2012 by and among Central European Distribution Corporation and Roust Trading Ltd. (filed as Exhibit 10.1 to the Periodic Report on Form 8-K filed with the SEC on April 24, 2012 and incorporated herein by reference).

10.63(b)	Governance Agreement, dated April 23, 2012 by and among Central European Distribution Corporation and Roust Trading Ltd. (filed as Exhibit 10.2 to the Periodic Report on Form 8-K filed with the SEC on April 24, 2012 and incorporated herein by reference).

10.63(c)	Registration Rights Agreement, dated April 23, 2012, by and among Central European Distribution Corporation and Roust Trading Ltd. (filed as Exhibit 10.3to the Periodic Report on Form 8-K filed with the SEC on April 24, 2012 and incorporated herein by reference).

10.63(d)	Voting Agreement, dated April 23, 2012, by and among Central European Distribution Corporation and Roust Trading Ltd. (filed as Exhibit 10.4 to the Periodic Report on Form 8-K filed with the SEC on April 24, 2012 and incorporated herein by reference).

31.1*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(a)	Voting Agreement, dated April 23, 2012, by and among Central European Distribution Corporation, Mr. David Bailey and Roust Trading Ltd. (filed as Exhibit 99.1 to the Periodic Report on Form 8-K filed with the SEC on April 24, 2012 and incorporated herein by reference).

99.1(b)	Voting Agreement, dated April 23, 2012, by and among Central European Distribution Corporation, Mr. N. Scott Fine and Roust Trading Ltd. (filed as Exhibit 99.2 to the Periodic Report on Form 8-K filed with the SEC on April 24, 2012 and incorporated herein by reference).

99.1(c)	Voting Agreement, dated April 23, 2012, by and among Central European Distribution Corporation, Mr. William Shanahan and Roust Trading Ltd. (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed with the SEC on April 24, 2012 and incorporated herein by reference).

99.1(d)	Voting Agreement, dated April 23, 2012, by and among Central European Distribution Corporation, Mr. Robert Koch and Roust Trading Ltd. (filed as Exhibit 99.4 to the Periodic Report on Form 8-K filed with the SEC on April 24, 2012 and incorporated herein by reference).

99.1(e)	Voting Agreement, dated April 23, 2012, by and among Central European Distribution Corporation, Mr. Markus Sieger and Roust Trading Ltd. (filed as Exhibit 99.5 to the Periodic Report on Form 8-K filed with the SEC on April 24, 2012 and incorporated herein by reference).

99.1(f)	Voting Agreement, dated April 23, 2012, by and among Central European Distribution Corporation, Mr. Marek Forysiak and Roust Trading Ltd. (filed as Exhibit 99.6 to the Periodic Report on Form 8-K filed with the SEC on April 24, 2012 and incorporated herein by reference).

99.1(g)	Voting Agreement, dated April 23, 2012, by and among Central European Distribution Corporation, Mr. William V. Carey and Roust Trading Ltd. (filed as Exhibit 99.7 to the Periodic Report on Form 8-K filed with the SEC on April 24, 2012 and incorporated herein by reference).

101*	The following financial statements from Central European Distribution Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)

Date: May 10, 2012	By:	/s/ WILLIAM V. CAREY
William V. Carey
President and Chief Executive Officer

Date: May 10, 2012	By:	/s/ CHRIS BIEDERMANN
Chris Biedermann
Vice President and Chief Financial Officer