Form 10-Q/A
period 2011-09-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2012-10-05
CIK 1046880

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

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

EXPLANATORY NOTE

Central European Distribution Corporation (“we”, “us”, “our,” or the “Company”) is filing this Amendment No. 1 on
Form 10-Q/A (this “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, initially filed with the SEC on November 9, 2011 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to restate the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 (the “Restatement”).

As previously disclosed, the Company changed its senior management at its principal operating subsidiary in Russia, the Russian Alcohol Group (“RAG”), during April 2012. Following this change, senior Company management requested that the new management team review RAG’s business operations and internal controls, including an assessment of the resources and needs of the corporate finance and reporting departments. Based on the preliminary findings of that review, senior management concluded that the Company’s financial statements for the years ended December 31, 2011 and 2010 should no longer be relied upon because of a failure to reflect the timely reporting of the full amount of retroactive trade rebates and trade marketing refunds provided to RAG’s customers in Russia.

Thereafter, the Audit Committee of the Company’s Board of Directors initiated an internal investigation, with the assistance of outside counsel and forensic accountants engaged by outside counsel, regarding the Company’s retroactive trade rebates, trade marketing refunds and related accounting issues. The Audit committee, through its counsel, voluntarily notified the SEC of the investigation and is cooperating with the SEC. The Audit Committee has completed its accounting investigation, and has identified accounting irregularities at RAG, which resulted in the understatement of retroactive trade rebates and trade marketing refunds, as well as certain other errors that were concealed from both the Company’s senior management and the independent auditors. Certain reclassifications have also been made to conform data for all periods presented with the current presentation. For a more detailed description of the Restatement, see Note 3, “Restatement of unaudited condensed consolidated financial statements”, to the accompanying unaudited condensed consolidated financial statements.

As a result of the investigation, the Company has also determined that a control deficiency existed which contributed to the incorrect accounting for the Company’s retroactive trade rebates and trade marketing refunds for customers giving rise to the Restatement and that this deficiency constituted a material weakness in internal control over financial reporting. In connection with the investigation, the Company’s management also identified a material weakness in the Company’s internal control over financial reporting regarding the implementation of our policy on compliance with applicable laws as of December 31, 2011. Furthermore, the Company has expanded certain disclosure items related to income and deferred taxes in Note 15.

We are also filing a quarterly report on Form 10-Q for the three and six months ended June 30, 2012 which include restated balances and results as of and for the three and six months ended June 30, 2011, an amendment on Form 10-K/A for the year ended December 31, 2011 which include restated balances and results as of and for the year ended December 31, 2010, and an amendment on Form 10-Q/A to the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2012 covering restated comparable balances and results as of and for the three months ended March 31, 2011, to restate the Company’s consolidated balance sheets as of those dates, and the consolidated statements of operations, the consolidated statements of cash flows, and the consolidated statement of changes in stockholders’ equity and the notes related thereto for periods covered by such financial statements to reflect the effects of the Restatement on the Company’s respective annual and unaudited interim financial information.

This Amendment amends and restates only Items 1 and 2 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Original Filing is amended hereby. Except as required to reflect the effects of the Restatement no additional modifications or updates in this Amendment have been made to the Original Filing. Information not affected by the Restatement remains unchanged and reflects the disclosures made at the time of the Original Filing. This Amendment does not describe other events occurring after the original filing, including exhibits, or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes–Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

INDEX

		PAGE

PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and as of December 31, 2010	1

	Condensed Consolidated Statements of Operations (unaudited) for the three month and nine month periods ended September 30, 2011 and September 30, 2010	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the nine month period ended September 30, 2011 and year ended December 31, 2010	3

	Condensed Consolidated Statements of Cash Flow (unaudited) for the nine month periods ended September 30, 2011 and September 30, 2010	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4	Controls and Procedures	44

PART II	OTHER INFORMATION	46

Item 6	Exhibits	48

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

All amounts are expressed in thousands

(except share information)

	September 30, 2011 (unaudited)	December 31, 2010
	(Restated, see Note 3)	(Restated, see Note 3)
ASSETS
Current Assets
Cash and cash equivalents	$111,191	$122,116
Accounts receivable, net of allowance for doubtful accounts at September 30, 2011 of $28,473 and at December 31, 2010 of $20,863	236,486	433,168

Inventories	121,441	91,874
Prepaid expenses and other current assets	46,092	33,754
Deferred income taxes	45,660	80,956
Debt issuance costs	2,972	2,739

Total Current Assets	563,842	764,607

Intangible assets, net	471,695	627,342
Goodwill, net	1,068,378	1,452,986
Property, plant and equipment, net	181,185	189,880
Deferred income taxes	57,056	44,028
Equity method investment in affiliates	0	243,010
Debt issuance costs	14,283	16,656
Non-current assets held for sale	676	8,614

Total Non-Current Assets	1,793,273	2,582,516

Total Assets	$2,357,115	$3,347,123

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Trade accounts payable	$87,724	$92,840
Bank loans and overdraft facilities	54,213	45,359
Income taxes payable	1,070	5,708
Taxes other than income taxes	89,644	182,343
Other accrued liabilities	54,519	57,901
Current portions of obligations under capital leases	931	758
Deferred consideration	0	5,000

Total Current Liabilities	288,101	389,909

Long-term debt, less current maturities	18,738	0
Long-term obligations under capital leases	838	1,175
Long-term obligations under Senior Notes	1,262,087	1,250,758
Long-term accruals	1,963	2,767
Deferred income taxes	131,459	169,318

Total Long-Term Liabilities	1,415,085	1,424,018

Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 72,739,924 and 70,752,670 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	728	708
Preferred Stock ($0.01 par value, 7,000,000 shares authorized, none issued)	0	0
Additional paid-in-capital	1,368,864	1,343,639
(Accumulated deficit)/Retained earnings	(728,602)	125,500
Accumulated other comprehensive income	13,089	63,499
Less Treasury Stock at cost (246,037 shares at September 30, 2011 and December 31, 2010, respectively)	(150)	(150)

Total Stockholders’ Equity	653,929	1,533,196

Total Liabilities and Stockholders’ Equity	$2,357,115	$3,347,123

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

All amounts are expressed in thousands

(except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Restated, see Note 3)		(Restated, see Note 3)

Sales	$432,942	$347,492	$1,176,861	$1,058,260
Excise taxes	(223,304)	(189,732)	(630,513)	(575,097)

Net sales	209,638	157,760	546,348	483,163
Cost of goods sold	131,427	80,448	340,820	243,241

Gross profit	78,211	77,312	205,528	239,922

Operating expenses	61,710	48,239	180,836	144,369
Gain on remeasurement of previously held equity interests	0	0	(7,898)	0
Impairment charge	674,515	0	674,515	0

Operating income	(658,014)	29,073	(641,925)	95,553

Non operating income / (expense), net
Interest income / (expense), net	(28,123)	(25,749)	(83,336)	(77,848)
Other financial income / (expense), net	(170,337)	81,773	(120,807)	4,987
Other non operating income / (expense), net	(10,683)	(914)	(14,320)	(12,266)

Income / (loss) before taxes and equity in net income from unconsolidated investments	(867,157)	84,183	(860,388)	10,426

Income tax benefit / (expense)	18,422	(17,023)	14,232	(2,275)
Equity in net income / (losses) of affiliates	0	1,719	(7,946)	2,163

Income / (loss) from continuing operations	(848,735)	68,879	(854,102)	10,314

Discontinued operations
Income / (loss) from operations	0	30,870	0	(11,815)
Income tax benefit / (expense)	0	147	0	37

Income / (loss) on discontinued operations	0	31,017	0	(11,778)

Net income / (loss)	$(848,735)	$99,896	$(854,102)	$(1,464)

Income / (loss) from continuing operations per share of common stock, basic	$(11.71)	$0.98	$(11.85)	$0.15
Income / (loss) from discontinued operations per share of common stock, basic	$0.00	$0.44	$0.00	$(0.17)

Net income / (loss) from operations per share of common stock, basic	$(11.71)	$1.42	$(11.85)	$(0.02)

Income from continuing operations per share of common stock, diluted	$(11.71)	$0.98	$(11.85)	$0.15
Income / (loss) from discontinued operations per share of common stock, diluted	$0.00	$0.43	$0.00	$(0.17)

Net income / (loss) from operations per share of common stock, diluted	$(11.71)	$1.41	$(11.85)	$(0.02)
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(215,010)	(19,374)	(50,410)	(75,086)

Comprehensive income / (loss) attributable to the Company	$(1,063,745)	$80,522	$(904,512)	$(76,550)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

All amounts are expressed in thousands

(except per share information)

	Common Stock		Preferred Stock		Treasury Stock				Accumulated	Accumulated	Total
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Additional Paid-in Capital	(Accumulated Deficit) / Retained Earnings	other comprehensive income of continuing operations	other comprehensive income of discontinued operations
Balance at December 31, 2009	69,412	$694	0	0	246	($150)	$1,296,391	$264,917	$82,994	$40,316	$1,685,162

Cumulative effect of restatement on opening balance	0	0	0	0	0	0	0	(1,344)	1,344	0	0
Net loss for 2010	0	0	0	0	0	0	0	(138,073)	0	0	(138,073)
Foreign currency translation adjustment	0	0	0	0	0	0	0	0	(20,839)	(40,316)	(61,155)

Comprehensive loss for 2010	0	0	0	0	0	0	0	(139,417)	(19,495)	(40,316)	(199,228)
Common stock issued in connection with options	263	3	0	0	0	0	5,915	0	0	0	5,918
Common stock issued in connection with acquisitions	1,078	11	0	0	0	0	41,333	0	0	0	41,344
Balance at December 31, 2010 (restated)	70,753	$708	0	0	246	($150)	$1,343,639	$125,500	$63,499	$0	$1,533,196

Net loss for 2011 (unaudited)	0	0	0	0	0	0	0	(854,102)	0	0	(854,102)
Foreign currency translation adjustment (unaudited)	0	0	0	0	0	0	0	0	(50,410)	0	(50,410)

Comprehensive loss for 2011 (unaudited)	0	0	0	0	0	0	0	(854,102)	(50,410)	0	(904,512)
Common stock issued in connection with options (unaudited)	89	1	0	0	0	0	2,069	0	0	0	2,070
Common stock issued in connection with acquisitions (unaudited)	1,897	19	0	0	0	0	23,156	0	0	0	23,175
Balance at September 30, 2011 (unaudited, restated)	72,739	$728	0	0	246	($150)	$1,368,864	($728,602)	$13,089	$0	$653,929

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

All amounts are expressed in thousands

	Nine months ended September 30,
	2011	2010
	(Restated, see Note 3)
Cash flows from operating activities of continuing operations
Net loss	$(854,102)	$(1,464)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from discontinued operations	0	11,778
Depreciation and amortization	15,328	12,717
Deferred income taxes	(5,138)	(12,103)
Unrealized foreign exchange (gains) / losses	118,366	(2,090)
Cost of debt extinguishment	0	14,114
Stock options fair value expense	1,998	2,433
Dividends received	0	17,983
Equity (income)/loss in affiliates	7,946	(2,163)
Gain on fair value remeasurement of previously held equity interest	(6,397)	0
Impairment charge	674,515	0
Impairments related to assets held for sale	7,355	0
Other non-cash items	6,170	11,532
Changes in operating assets and liabilities:
Accounts receivable	246,153	155,430
Inventories	(9,183)	(3,179)
Prepayments and other current assets	(7,701)	(4,253)
Trade accounts payable	(42,518)	(44,636)
Other accrued liabilities and payables (including taxes)	(106,396)	(81,407)

Net cash provided by operating activities from continuing operations	46,396	74,692

Cash flows from investing activities of continuing operations
Purchase of fixed assets	(5,422)	(3,226)
Purchase of intangibles (licenses)	(693)	0
Changes in restricted cash	0	481,419
Purchase of trademarks	(17,473)	(6,000)
Disposal of subsidiaries	0	124,160
Acquisitions of subsidiaries, net of cash acquired	(24,125)	(135,964)

Net cash provided by / (used in) investing activities from continuing operations	(47,713)	460,389

Cash flows from financing activities of continuing operations
Borrowings on bank loans and overdraft facility	36,027	18,568
Payment of bank loans, overdraft facility and other borrowings	(37,892)	(76,265)
Payment of Senior Secured Notes	0	(367,954)
Repayment of obligation to former shareholders	0	7,500
Decrease in short term capital leases payable	(34)	0
Increase in short term capital leases payable	0	324
Options exercised	72	2,336

Net cash used in financing activities from continuing operations	(1,827)	(415,491)

Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	0	2,806
Net cash provided by investing activities of discontinued operations	0	(330)
Net cash provided by financing activities of discontinued operations	0	100

Net cash used in discontinued operations	0	2,576

Adjustment to reconcile the change in cash balances of discontinued operations	0	(2,576)
Currency effect on brought forward cash balances	(7,781)	(13,172)
Net increase / (decrease) in cash	(10,925)	106,418
Cash and cash equivalents at beginning of period	122,116	126,439

Cash and cash equivalents at end of period	$111,191	$232,857

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$23,175	$41,344

Supplemental disclosures of cash flow information
Interest paid	$50,574	$82,406
Income tax paid	$5,770	$25,441

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K/A for the year ended December 31, 2011 covering also restated comparable balances for the year ended December 31, 2010, dated October 4, 2012.

The balance sheet at December 31, 2010 has been derived from the restated audited financial statements at that date, described above, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The significant interim accounting policies include the recognition of a pro-rata share of certain estimated annual sales incentives, marketing, promotion and advertising costs, generally in proportion to sales, and the recognition of income taxes using an estimated annual effective tax rate adjusted for tax amendments related to prior years and changes in estimate.

On February 7, 2011, the Company acquired full voting and economic control over Whitehall Group and changed the accounting treatment for its interest in Whitehall from the equity method of accounting to consolidation, beginning on February 7, 2011.

3.	RESTATEMENT OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2012, the Company changed its senior management at the Russian Alcohol Group (“RAG”), its main operating subsidiary in Russia. Following this change, the Company’s senior management requested that the new RAG senior management team review RAG’s business operations and internal controls, including an assessment of the resources and needs of the corporate finance and reporting departments, as identified in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 initially filed with the Securities Exchange Commission (“SEC”) on February 29, 2012.

Based on the preliminary findings of that review, CEDC’s senior management concluded that the Company’s financial statements for the years ended December 31, 2010 and 2011 should no longer be relied upon because of a failure to reflect the timely reporting of the full amount of retroactive trade rebates and trade marketing refunds provided to RAG’s customers in Russia.

Thereafter, the Audit Committee of the Company’s Board of Directors initiated an internal investigation, with the assistance of outside counsel and forensic accountants engaged by outside counsel, regarding the Company’s retroactive trade rebates, trade marketing refunds and related accounting issues. The Audit Committee, through its counsel, voluntarily notified the SEC of the investigation and is cooperating with the SEC. The Audit Committee has completed its accounting investigation, and has identified accounting irregularities at RAG, which resulted in the understatement of retroactive trade rebates and trade marketing refunds, as well as certain other errors that were concealed from both the Company’s senior management and the independent auditors.

As a result of that review, the Company determined that certain retroactive trade rebates provided to RAG’s customers in Russia were not recorded, and therefore the consolidated sales for the three and nine months ended September 30, 2011 and the year ended December 31, 2010 were overstated by $7.6, $19.8 and $11.3 million, respectively and the accounts receivable as at September 30, 2011 and December 31, 2010 were overstated by $33.6 million and $15.6 million, respectively affecting other various lines for $2.5 and $4.3 million, respectively. Moreover, as a result of the inconsistent presentation of retroactive trade rebates accounts receivable were overstated as at December 31, 2010 by $22.5 million and accounts payable and other accrued liabilities were overstated by $17.5 million and $5.0 million, respectively. Furthermore, the Company improperly accounted for promotional compensation granted to customers and as a result the accounts receivable as at September 30, 2011 and December 31, 2010 were additionally overstated by $9.1 and $5.5 million respectively, the consolidated sales for the three and nine months ended September 30, 2011 and for the year ended December 31, 2010 were overstated by $5.5, $12.0 and $7.5 million, respectively, and the operating expenses for the three and nine months ended September 30, 2011 were overstated by $3.0 and $7.2 million, respectively.

As of December 31, 2010 expense accruals of $6.3 million were wrongly presented as accounts payables, causing the accounts payables to be overstated and accruals to be understated by the same amount. Furthermore, goodwill increased by $2.7 million, as a result of unrecognized impairment of property, plant and equipment on acquisition of RAG in 2008. In addition, identified unrecorded liabilities resulted in an understatement of other accrued liabilities and trade accounts payable by $3.7 million and $1.7 million, respectively, resulting from number of individually immaterial adjustments.

In addition to the adjustments described above as of September 30, 2011 the Company:

-	decreased accounts receivable by additional $25.6 million (in addition to the $33.6 million relating to unrecorded retroactive trade rebates and $9.1 million relating to promotional compensation granted described above); this adjustment resulted mainly from a cut-off error of $22.8 million, where revenue for the fourth quarter of 2011 was recognized in September 2011;

-	increased inventories by $16.3 million, resulting mainly from the cut-off error described above;

-	decreased taxes other than income taxes payable by $2.6 million, which is also a result of the above described cut-off error;

-	increased goodwill by $3.6 million, of which $2.7 million relates to unrecognized impairment of property, plant and equipment on acquisition of RAG in 2008 (adjusted also as of December 31, 2010);

In the unaudited condensed consolidated statement of operations for the three months ended September 30, 2011 the Company:

-	decreased sales by additional $5.6 million (in addition to the $7.6 million relating to unrecorded retroactive trade rebates and $5.5 million relating to promotional compensation granted to customers described above) mainly due to sales cut-off error in the amount of $3.9 million;

-	decreased the cost of goods sold by $4.3 million mainly due to sales cut-off error in the amount of $3.3 million.

In the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2011 the Company:

-	decreased sales by additional $19.1 million (in addition to the $19.8 million relating to unrecorded retroactive trade rebates and $12.0 million relating to promotional compensation granted to customers described above) mainly due to sales cut-off error in the amount of $19.1 million;

-	decreased the cost of goods sold by $19.0 million mainly due to sales cut-off error in the amount of $16.5 million and other individually immaterial adjustments;

As a result, the Audit Committee of the Company’s Board of Directors concluded that the Company should restate its consolidated balance sheets as of September 30, 2011 (unaudited) and December 31, 2010, and the related consolidated statements of changes in stockholders’ equity, the unaudited condensed consolidated statements of operations for three and nine months ended September 30, 2011 and unaudited condensed consolidated statement of cash flows for nine months ended September 30, 2011. The unaudited condensed consolidated statements of operations for three and nine months ended September 30, 2010 and unaudited condensed consolidated statement of cash flows for nine months ended September 30, 2010 were not affected by the restatement.

In addition to the errors and irregularities described above, the Company also included in the restated consolidated financial statements other adjustments, which are immaterial individually and in the aggregate, related primarily to previously unrecorded adjustments identified during the preparation of the consolidated financial statements at September 30, 2011 and December 31, 2010, as well as, write-off of non-recoverable VAT and prepayments, recording provisions for obsolete inventory and accruing for certain other operating expenses. Furthermore, the Company has expanded certain disclosure items, related to income and deferred taxes in Note 15.

The impact of the corrections of the errors discussed above on the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flow and consolidated statements of changes in stockholders’ equity is shown in the accompanying tables (in thousands, except for per share data).

Condensed Consolidated Statement of Operations – Three months ended September 30, 2011 (unaudited)

	Three months ended September 30, 2011 As reported	Adjustments	Three months ended September 30, 2011 Restated

Sales	$451,592	$(18,650)	$432,942
Excise taxes	(222,742)	(562)	(223,304)

Net sales	228,850	(19,212)	209,638
Cost of goods sold	135,742	(4,315)	131,427

Gross profit	93,108	(14,897)	78,211

Operating expenses	63,757	(2,047)	61,710
Impairment charge	674,515	0	674,515

Operating income	(645,164)	(12,850)	(658,014)

Non operating income / (expense), net
Interest income / (expense), net	(29,033)	910	(28,123)
Other financial income / (expense), net	(170,809)	472	(170,337)
Other non operating income / (expense), net	(11,633)	950	(10,683)

Income / (loss) before taxes and equity in net income from unconsolidated investments	(856,639)	(10,518)	(867,157)

Income tax benefit / (expense)	16,789	1,633	18,422

Net income / (loss)	$(839,850)	$(8,885)	$(848,735)

Net income / (loss) from operations per share of common stock, basic	$(11.59)	$(0.12)	$(11.71)
Net income / (loss) from operations per share of common stock, diluted	$(11.59)	$(0.12)	$(11.71)
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustment	(221,597)	6,587	(215,010)

Comprehensive income / (loss) attributable to the Company	$(1,061,447)	$(2,298)	$(1,063,745)

Condensed Consolidated Statement of Operations – Nine months ended September 30, 2011 (unaudited)

	Nine months ended September 30, 2011 As reported	Adjustments	Nine months ended September 30, 2011 Restated

Sales	$1,227,732	$(50,871)	$1,176,861
Excise taxes	(630,214)	(299)	(630,513)

Net sales	597,518	(51,170)	546,348
Cost of goods sold	359,831	(19,011)	340,820

Gross profit	237,687	(32,159)	205,528

Operating expenses	190,052	(9,216)	180,836
Gain on remeasurement of previously held equity interests	(7,898)	0	(7,898)
Impairment charge	674,515	0	674,515

Operating income	(618,982)	(22,943)	(641,925)

Non operating income / (expense), net
Interest income / (expense), net	(84,246)	910	(83,336)
Other financial income / (expense), net	(121,015)	208	(120,807)
Other non operating income / (expense), net	(15,270)	950	(14,320)

Income / (loss) before taxes and equity in net income from unconsolidated investments	(839,513)	(20,875)	(860,388)

Income tax benefit / (expense)	12,612	1,620	14,232
Equity in net income / (losses) of affiliates	(8,814)	868	(7,946)

Net income / (loss)	$(835,715)	$(18,387)	$(854,102)

Net income / (loss) from operations per share of common stock, basic	$(11.60)	$(0.25)	$(11.85)
Net income / (loss) from operations per share of common stock, diluted	$(11.60)	$(0.25)	$(11.85)
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(53,428)	3,018	(50,410)

Comprehensive income / (loss) attributable to the Company:	$(889,143)	$(15,369)	$(904,512)

Condensed Consolidated Balance Sheet – September 30, 2011 (unaudited)

	Balance as at September 30, 2011 As Reported	Adjustments	Balance as at September 30, 2011 Restated
Current Assets
Cash and cash equivalents	$111,191	$0	$111,191
Accounts receivable, net of allowance for doubtful accounts of $27,355 as reported and $28,473 as restated	304,808	(68,322)	236,486
Inventories	105,161	16,280	121,441
Prepaid expenses and other current assets	45,539	553	46,092
Deferred income taxes	45,437	223	45,660
Debt issuance costs	2,972	0	2,972

Total Current Assets	615,108	(51,266)	563,842
Intangible assets, net	471,695	0	471,695
Goodwill, net	1,064,729	3,649	1,068,378
Property, plant and equipment, net	184,014	(2,829)	181,185
Deferred income taxes	57,056	0	57,056
Debt issuance costs	14,283	0	14,283
Non-current assets held for sale	676	0	676

Total Non-Current Assets	1,792,453	820	1,793,273

Total Assets	$2,407,561	$(50,446)	$2,357,115

Current Liabilities
Trade accounts payable	$88,424	$(700)	$87,724
Bank loans and overdraft facilities	54,213	0	54,213
Income taxes payable	1,070	0	1,070
Taxes other than income taxes	92,233	(2,589)	89,644
Other accrued liabilities	54,804	(285)	54,519
Current portions of obligations under capital leases	931	0	931

Total Current Liabilities	291,675	(3,574)	288,101
Long-term debt, less current maturities	18,738	0	18,738

Long-term obligations under capital leases	838	0	838

Long-term obligations under Senior Notes	1,262,087	0	1,262,087
Long-term accruals	1,991	(28)	1,963
Deferred income taxes	131,459	0	131,459

Total Long-Term Liabilities	1,415,113	(28)	1,415,085

Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 72,739,924 shares issued and outstanding)	728	0	728
Preferred Stock ($0.01 par value, 7,000,000 shares authorized, none issued)	0	0	0
Additional paid-in-capital	1,368,864	0	1,368,864
(Accumulated deficit)/Retained earnings	(675,465)	(53,137)	(728,602)
Accumulated other comprehensive income	6,796	6,293	13,089
Less Treasury Stock at cost (246,037 shares)	(150)	0	(150)

Total Stockholder’s Equity	700,773	(46,844)	653,929

Total Liabilities and Stockholders’ Equity	$2,407,561	$(50,446)	$2,357,115

Condensed Consolidated Statements of Cash Flow – Nine months ended September 30, 2011 (unaudited)

	Nine months ended September 30, 2011 As reported	Adjustments	Nine months ended September 30, 2011 Restated
Cash flows from operating activities of continuing operations
Net loss	$(835,715)	$(18,387)	$(854,102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,328	0	15,328
Deferred income taxes	(3,683)	(1,455)	(5,138)
Unrealized foreign exchange (gains) / losses	118,574	(208)	118,366
Stock options fair value expense	1,998	0	1,998
Equity (income)/loss in affiliates	8,814	(868)	7,946
Gain on fair value remeasurement of previously held equity interest	(6,397)	0	(6,397)
Impairment charge	674,515	0	674,515
Impairments related to assets held for sale	7,355	0	7,355
Other non-cash items	5,899	271	6,170
Changes in operating assets and liabilities:
Accounts receivable	219,475	26,678	246,153
Inventories	10,860	(20,043)	(9,183)
Prepayments and other current assets	(6,199)	(1,502)	(7,701)
Trade accounts payable	(65,246)	22,728	(42,518)
Other accrued liabilities and payables (including taxes)	(99,422)	(6,974)	(106,396)

Net cash provided by operating activities from continuing operations	46,156	240	46,396
Cash flows from investing activities of continuing operations
Purchase of fixed assets	(5,391)	(31)	(5,422)
Purchase of intangibles (licenses)	(693)	0	(693)
Purchase of trademarks	(17,473)	0	(17,473)
Acquisitions of subsidiaries, net of cash acquired	(24,124)	(1)	(24,125)

Net cash provided by / (used in) investing activities from continuing operations	(47,681)	(32)	(47,713)
Cash flows from financing activities of continuing operations
Borrowings on bank loans and overdraft facility	36,027	0	36,027
Payment of bank loans, overdraft facility and other borrowings	(37,892)	0	(37,892)
Decrease in short term capital leases payable	(34)	0	(34)
Options exercised	72	0	72

Net cash used in financing activities from continuing operations	(1,827)	0	(1,827)
Currency effect on brought forward cash balances	(7,781)	0	(7,781)
Net increase/(decrease) in cash	(11,133)	208	(10,925)
Cash and cash equivalents at beginning of period	122,324	(208)	122,116

Cash and cash equivalents at end of period	$111,191	$0	$111,191

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$23,175	$0	$23,175

Supplemental disclosures of cash flow information
Interest paid	$50,574	$0	$50,574
Income tax paid	$5,770	$0	$5,770

Condensed Consolidated Statements of Changes in Stockholders’ Equity – September 30, 2011 (unaudited)

	Balance as at September 30, 2011 as reported	Adjustments	Balance as at September 30, 2011 restated
Common Stock	$728	$0	$728
Less Treasury Stock at cost	(150)	0	(150)
Additional Paid-in Capital	1,368,864	0	1,368,864
Accumulated deficit	(675,465)	(53,137)	(728,602)
Accumulated other comprehensive income of continuing operations	6,796	6,293	13,089

Total	$700,773	$(46,844)	$653,929

Consolidated Balance Sheet – December 31, 2010

	Balance as at December 31, 2010 As Reported	Adjustments	Balance as at December 31, 2010 Restated
Current Assets
Cash and cash equivalents	$122,324	$(208)	$122,116
Accounts receivable, net of allowance for doubtful accounts of $20,357 as reported and $20,863 as restated	478,379	(45,211)	433,168
Inventories	93,678	(1,804)	91,874
Prepaid expenses and other current assets	35,202	(1,448)	33,754
Deferred income taxes	80,956	0	80,956
Debt issuance cost	2,739	0	2,739

Total Current Assets	813,278	(48,671)	764,607

Intangible assets, net	627,342	0	627,342
Goodwill, net	1,450,273	2,713	1,452,986
Property, plant and equipment, net	192,863	(2,983)	189,880
Deferred income taxes	44,028	0	44,028
Equity method investment in affiliates	243,128	(118)	243,010
Debt issuance costs	16,656	0	16,656
Non-current assets held for sale	8,614	0	8,614

Total Non-Current Assets	2,582,904	(388)	2,582,516

Total Assets	$3,396,182	$(49,059)	$3,347,123

Current Liabilities
Trade accounts payable	$114,958	$(22,118)	$92,840
Bank loans and overdraft facilities	45,359	0	45,359
Income taxes payable	5,102	606	5,708
Taxes other than income taxes	182,232	111	182,343
Other accrued liabilities	55,070	2,831	57,901
Current portions of obligations under capital leases	758	0	758
Deferred consideration	5,000	0	5,000

Total Current Liabilities	408,479	(18,570)	389,909

Long-term obligations under capital leases	1,175	0	1,175
Long-term obligations under Senior Notes	1,250,758	0	1,250,758
Long-term accruals	2,572	195	2,767
Deferred income taxes	168,527	791	169,318

Total Long Term Liabilities	1,423,032	986	1,424,018

Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 70,752,670 shares issued and outstanding)	708	0	708
Additional paid-in-capital	1,343,639	0	1,343,639
Retained earnings	160,250	(34,750)	125,500
Accumulated other comprehensive income	60,224	3,275	63,499
Less Treasury Stock at cost (246,037 shares)	(150)	0	(150)

Total Stockholder’s Equity	1,564,671	(31,475)	1,533,196

Total Liabilities and Stockholders’ Equity	$3,396,182	$(49,059)	$3,347,123

Consolidated Statements of Changes in Stockholders’ Equity – December 31, 2010

	Balance as at December 31, 2010 As Reported	Adjustments	Balance as at December 31, 2010 Restated
Common Stock	$708	$0	$708
Less Treasury Stock at cost	(150)	0	(150)
Additional Paid-in Capital	1,343,639	0	1,343,639
Retained Earnings	160,250	(34,750)	125,500
Accumulated other comprehensive income of continuing operations	60,224	3,275	63,499

Total	$1,564,671	$(31,475)	$1,533,196

4.	ACQUISITIONS

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

At March 31, 2011, the Company accounted for the acquisition of Whitehall on a provisional basis. During the second quarter of 2011, the Company obtained a third party valuation of contingent consideration and recorded additional $0.2 million into goodwill. Details of the fair value of consideration transferred are presented in the following table:

Cash	$69,109
Common stock	22,101
Contingent consideration	1,976

Total Fair value of consideration transferred	93,186
Less: value of intellectual property rights to Kauffman Vodka brand	(17,473)

Total consideration paid for the remaining shares in Whitehall	$75,713

The fair value of the net assets acquired in connection with Whitehall acquisition as of the acquisition date is:

Whitehall
ASSETS

Cash and cash equivalents	16,190
Accounts receivable	51,263
Inventories	30,700
Taxes	577
Prepaid expenses and other current assets	12,916
Property, plant and equipment	869
Intangibles assets	8,723
Equity method investments in affiliates	17,871

Total Assets	$139,109

LIABILITIES

Trade accounts payable	38,887
Bank loans and overdraft facilities	27,835
Taxes	4,325
Deferred income taxes	13
Other accrued liabilities	12,811

Total Liabilities (restated)	$83,871

Net identifiable assets and liabilities (restated)	$55,238

The amount of goodwill recognized at the acquisition date was calculated as follows:

Fair value of previously held interest	$250,156
Consideration paid for the remaining shares in Whitehall	75,713
Less: Net identifiable assets and liabilities	(55,238)

Goodwill on acquisition (restated)	$270,631

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Restated, see Note 3)		(Restated, see Note 3)

Net sales	$209,638	$195,565	$552,843	$577,513
Net income/(loss)	$(848,735)	$100,325	$(854,385)	$(924)

Net income /(loss) per share data:
Basic earnings per share of common stock	$(11.71)	$1.39	$(11.86)	$(0.01)
Diluted earnings per share of common stock	$(11.71)	$1.38	$(11.86)	$(0.01)

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

5.	ASSETS AND LIABILITIES OF BUSINESS HELD FOR SALE

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

8.	GOODWILL

Goodwill results from the Company’s acquisitions of Bols, Polmos Bialystok, Parliament, Russian Alcohol, Whitehall and Bols Hungary.

Goodwill, as at December 31, 2010 (restated)	$1,452,986
Impairment charges during the period	(546,930)
Acquisitions during the period	270,631
Foreign exchange impact	(108,309)

Goodwill, as at September 30, 2011 (restated)	$1,068,378

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

9.	EQUITY METHOD INVESTMENTS IN AFFILIATES

We held the following investments in unconsolidated affiliates:

		Carrying Value
	Type of affiliate	September 30, 2011	December 31, 2010 (Restated, see Note 3)
Whitehall Group	Equity-Accounted Affiliate	$0	$243,010

	Total Carrying value	$0	$243,010

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

	Total September 30, 2011	Total December 31, 2010
Current assets	$0	$142,256
Noncurrent assets	0	101,329
Current liabilities	0	101,966
Noncurrent liabilities	$0	$0

	Total Three months ended September 30, 2011	Total Three months ended September 30, 2010	Total Nine months ended September 30, 2011	Total Nine months ended September 30, 2010
			(Restated, see Note 3)
Net sales	$0	$37,805	$6,494	$94,350
Gross margin	0	14,457	1,995	34,254
Operating profit/(loss)	0	4,611	(9,975)	2,850
Income/(loss) from continuing operations	0	2,148	(9,933)	2,703
Net income/(loss) attributable to the registrant	0	2,148	(9,933)	2,703
Net income/(loss) attributable to CEDC	$0	$1,719	$(7,946)	$2,163

10.	COMPREHENSIVE INCOME/(LOSS)

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

As of September 30, 2011, our functional currencies (Polish zloty, Russian ruble and Hungarian forint) used to translate the balance sheet were weaker against the U.S. dollar as compared to the exchange rate as of December 31, 2010, and as a result $50.4 million of foreign currency translation adjustment was recognized as part of total comprehensive income related to continuing operations.

11.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Restated, see Note 3)		(Restated, see Note 3)
Basic:
Net income / (loss) from continuing operations, net of noncontrolling interests in subsidiaries	$(848,735)	$68,879	$(854,102)	$10,314
Income / (loss) on discontinued operations	0	31,017	0	(11,778)

Net income / (loss)	$(848,735)	$99,896	$(854,102)	$(1,464)

Weighted average shares of common stock outstanding (used to calculate basic EPS)	72,490	70,432	72,063	69,925
Net effect of dilutive employee stock options based on the treasury stock method	104	183	115	270

Weighted average shares of common stock outstanding (used to calculate diluted EPS)	72,594	70,615	72,178	70,195

Net income / (loss) per common share - basic:
Continuing operations	$(11.71)	$0.98	$(11.85)	$0.15
Discontinued operations	$0.00	$0.44	$0.00	$(0.17)

	$(11.71)	$1.42	$(11.85)	$(0.02)

Net income / (loss) per common share - diluted:
Continuing operations	$(11.71)	$0.98	$(11.85)	$0.15
Discontinued operations	$0.00	$0.43	$0.00	$(0.17)

	$(11.71)	$1.41	$(11.85)	$(0.02)

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

12.	BORROWINGS

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

As of September 30, 2011 the Company had accrued interest of $0.4 million related to the Convertible Senior Notes, with the next coupon due for payment on March 15, 2012. Total obligations under the Convertible Senior Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	September 30, 2011	December 31, 2010

Convertible Senior Notes	$310,000	$310,000
Unamortized debt discount	(1,291)	(2,311)
Debt discount related to ASC 470-20	(5,337)	(8,567)

Total	$303,372	$299,122

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

	September 30, 2011	December 31, 2010

Senior Secured Notes due 2016	$962,060	955,296
Unamortized debt discount	(3,345)	(3,660)

Total	$958,715	$951,636

September 30, 2011
Principal repayments for the following years
2011	$16,264
2012	56,687
2013	303,372
2014	0
2015 and beyond	958,715

Total	$1,335,038

13.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Elements of cost include materials, labor and overhead and are classified as follows:

	September 30, 2011	December 31, 2010
	(Restated, see Note 3)	(Restated, see Note 3)

Raw materials and supplies	$23,260	$26,847
In-process inventories	2,376	3,314
Finished goods and goods for resale	95,805	61,713

Total	$121,441	$91,874

14.	STOCKHOLDER’S EQUITY

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

15.	INCOME TAXES

The Company operates in several tax jurisdictions primarily: the United States of America, Poland, Hungary and Russia. All subsidiaries file their own corporate tax returns as well as account for their own deferred tax assets and liabilities. The Company does not file a tax return in the United States of America based upon its consolidated income, but does file a return based on its income taxable in the United States of America. For income taxes accounted for on an interim basis, the Company estimates the annual effective tax rate and applies this rate to its pre-tax US GAAP income/(loss), unless a discrete event occurs that requires additional consideration.

The Company files income tax returns in the U.S., Poland, Hungary, Russia, as well as in various other countries throughout the world in which we conduct our business. The major tax jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2006 in the U.S., Poland and Hungary and 2008 in Russia.

Due to revision of the outlook for the future, in connection with the decline of the spirits market in Poland and Russia, pricing impact from continued growth of discounters and the cannibalization of Premium brands by Mainstream brands resulting in lower margins in Poland, the Company performed an analysis of the recoverability of its deferred tax asset balance related to tax losses carried forward. Based on the analysis the Company recorded full provision for the deferred tax assets in Poland, which was recognized previously in relation to tax losses carried forward. The total deferred tax asset as of September 30, 2011 amounts to $102.7 million in comparison to deferred tax liability of $131.5 million.

16.	OPERATING SEGMENTS

The Company operates and manages its business based upon three primary geographic segments: Poland, Russia and Hungary. Selected financial data split based upon this segmentation assuming elimination of intercompany revenues and profits is shown below: Segment information represents only continuing operations.

	Segment Net Sales Three months ended September 30,		Segment Net Sales Nine months ended September 30,
	2011	2010	2011	2010
	(Restated, see Note 3)		(Restated, see Note 3)
Segment
Poland	$58,234	$52,382	$163,463	$153,213
Russia	143,623	98,744	362,393	311,667
Hungary	7,781	6,634	20,492	18,283

Total Net Sales	$209,638	$157,760	$546,348	$483,163

	Operating Income / (Loss) Three months ended September 30,		Operating Income / (Loss) Nine months ended September 30,
	2011	2010	2011	2010
	(Restated, see Note 3)		(Restated, see Note 3)
Segment
Poland before fair value adjustments	$8,120	$14,276	$21,155	$40,197
Gain on remeasurement of previously held equity interests	0	0	7,898	0
Impairment charge	(213,687)	0	(213,687)	0

Poland after fair value adjustments	(205,567)	14,276	(184,634)	40,197

Russia before fair value adjustments	9,167	15,843	6,011	58,816
Impairment charge	(460,828)	0	(460,828)	0

Russia after fair value adjustments	(451,661)	15,843	(454,817)	58,816

Hungary	1,446	1,001	3,387	2,800
Corporate Overhead
General corporate overhead	(1,570)	(1,286)	(3,862)	(3,827)
Option Expense	(662)	(761)	(1,999)	(2,433)

Total Operating Income / (Loss)	$(658,014)	$29,073	$(641,925)	$95,553

	Identifiable Operating Assets
	September 30, 2011	December 31, 2010
	(Restated, see Note 3)	(Restated, see Note 3)
Segment
Poland	$688,427	$1,167,175
Russia	1,604,533	2,141,666
Hungary	21,142	33,495
Corporate	43,013	4,787

Total Identifiable Assets	$2,357,115	$3,347,123

	Goodwill
	September 30, 2011	December 31, 2010
	(Restated, see Note 3)	(Restated, see Note 3)
Segment
Poland	$264,247	$387,448
Russia	797,727	1,058,485
Hungary	6,404	7,053

Total Goodwill	$1,068,378	$1,452,986

17.	INTEREST EXPENSE, NET

The following items are included in Interest expense, net:

	Three months ended September 30,		Nine months ended September 30
	2011	2010	2011	2010
	(Restated, see Note 3)		(Restated, see Note 3)

Interest income	$127	$1,294	$1,008	$3,666
Interest expense	(28,250)	(27,043)	(84,344)	(81,514)

Total interest (expense), net	($28,123)	($25,749)	($83,336)	($77,848)

18.	OTHER FINANCIAL INCOME, NET

The following items are included in Other financial income, net:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Restated, see Note 3)		(Restated, see Note 3)

Foreign exchange impact related to foreign currency financing	($173,664)	$81,773	($123,196)	$792
Other gains	3,327	0	2,389	4,195

Total other financial income / (expense), net	($170,337)	$81,773	($120,807)	$4,987

19.	OTHER NON-OPERATING EXPENSE

The following items are included in Other Non-Operating Expense:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Restated, see Note 3)		(Restated, see Note 3)

Early redemption call premium	$0	$0	$0	$(14,115)
Write-off of unamortized offering costs	0	0	0	(4,076)
Dividend received	0	0	0	7,642
Write-off of assets held for sale	(7,355)	0	(7,355)	0
Other gains / (losses)	(3,328)	(914)	(6,965)	(1,717)

Total other non operating income / (expense), net	$(10,683)	$(914)	$(14,320)	$(12,266)

Other non-operating items in the three and nine month period ended September 30, 2010 include early redemption call premium as well as write-off of unamortized offering costs both related to the 2012 Senior Secured Notes that were refinanced with the new 2016 Senior Secured Notes in January 2010.

20.	STOCK OPTION PLANS AND WARRANTS

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

	Nine months ended September 30,
	2011	2010
Fair Value	$7.60	$12.57
Dividend Yield	0%	0%
Expected Volatility	66.1%	68.2%
Weighted Average Volatility	66.1%	68.2%
Risk Free Interest Rate	0.3%	0.3% - 0.5%
Expected Life of Options from Grant	3.2	3.2

21.	COMMITMENTS AND CONTINGENT LIABILITIES

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

Under this requirement Russian Alcohol Group signed a “guarantee line” agreement with multiple banks pursuant to which it was provided with a guarantee limit of 11.6 billion Russian rubles (approximately $362.2 million) for a period of 5 years.

Russian Alcohol Group has the right to obtain bank guarantees during the agreement term for each purchase of excise stamps and for the purchase of spirit. The guarantee for excise stamps is held by the beneficiary (Rosalkoregulirovanie) during the whole production period for which the excise stamps were purchased. The guarantee for excise tax is held by the beneficiary (the tax body) for 6 months after the end of month the spirit was purchased.

22.	SUBSEQUENT EVENTS

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

23.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements adopted during the three months ended September 30, 2011 that had a material impact on the unaudited condensed consolidated financial statements, except for ASU No. 2011-05, “Presentation of Comprehensive Income”. The adoption of ASU No. 2011-05 did not have a material impact on the Company’s consolidated financial statements, other than presentation of comprehensive income.

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

Overview

The Company is one of the world’s largest vodka producers and Central and Eastern Europe’s largest integrated spirit beverages business with its primary operations in Poland, Russia and Hungary. During the third quarter of 2011, the Company continued its strategy of integrating the business in Russia following the buyout of the remaining stake in Whitehall in the first quarter of 2011 where the Company took full economic and controlling ownership of the business. In addition, the Company continued to focus on growing sales volumes in its key markets of Poland and Russia. Overall, both the Polish and Russian vodka markets continued to see an overall market decline, however in Poland the Company was able to see year on year domestic volume growth for the nine months ending September 30, 2011 of 46% primarily due to the continued success of its recently launched Żubrówka Biała brand. Total Russian volumes were up which was driven primarily by the growth of the export business. On the domestic front, sales volumes for the third quarter of 2011 in Russia were down slightly by 1% as compared the same period in 2010. This was due to factors including an overall market that was down and the continued impact of the wholesaler relicensing process at the beginning of the quarter. Finally spirit, which is the main ingredient in vodka production, continued to see the high price levels from 2010 in the third quarter, which together with higher levels of market investment resulted in a contraction of gross margins as compared to the prior year and impacted total gross margins by $17.3 million for the first nine months of 2011 as compared to the prior year.

Restatement

The Company is restating its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011. The Restatement corrects certain accounting errors primarily related to the accounting for retroactive rebates provided to customers during those periods, accounting for revenue transactions, asset write offs, cut off errors and income taxes. The Restatement also includes reclassifications of accounts payable for periods prior to 2011 to conform to the current presentation. All amounts in Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Restated) have been adjusted, as appropriate, for the effects of the Restatement. For a more detailed description of the Restatement, see Note 3, “Restatement of unaudited condensed consolidated financial statements”, to the accompanying condensed consolidated financial statements.

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

On February 7, 2011, the Company entered into a definitive Share Sale and Purchase Agreement and registration rights agreement, in accordance with the terms that were agreed by the parties on November 29, 2010, and disclosed in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2010. Pursuant to these agreements, among other things and upon the terms and subject to the conditions contained therein, we received the remaining 20% of the economic interest and 50% plus one vote of the voting interest in the Whitehall Group (“Whitehall”) previously not owned by us, as well as the global intellectual property rights for the Kauffman Vodka brand. In exchange we paid total consideration of $93.2 million including $17.5 million for the intellectual property rights for the Kauffman Vodka brand. For further details on the whole structure of this acquisition please refer to Note 4 of the accompanying Consolidated Condensed Financial Statements attached herein.

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

Results of Operations:

Three months ended September 30, 2011 compared to three months ended September 30, 2010

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Three months ended September 30,
	2011	2010
	(Restated)
Sales	$432,942	$347,492
Excise taxes	(223,304)	(189,732)

Net sales	209,638	157,760
Cost of goods sold	131,427	80,448

Gross profit	78,211	77,312

Operating expenses	61,710	48,239
Impairment charge	674,515	0

Operating income	(658,014)	29,073

Non operating income / (expense), net
Interest income / (expense), net	(28,123)	(25,749)
Other financial income / (expense), net	(170,337)	81,773
Other non operating income / (expense), net	(10,683)	(914)

Income / (loss) before taxes and equity in net income from unconsolidated investments	(867,157)	84,183

Income tax benefit / (expense)	18,422	(17,023)
Equity in net income of affiliates	0	1,719

Income / (loss) from continuing operations	(848,735)	68,879

Discontinued operations
Income from operations	0	30,870
Income tax benefit	0	147

Income on discontinued operations	0	31,017

Net income / (loss)	$(848,735)	$99,896

Income / (loss) from continuing operations per share of common stock, basic	($11.71)	$0.98
Income / (loss) from discontinued operations per share of common stock, basic	($0.00)	$0.44

Net income / (loss) from operations per share of common stock, basic	($11.71)	$1.42

Income / (loss) from continuing operations per share of common stock, diluted	($11.71)	$0.98
Income / (loss) from discontinued operations per share of common stock, diluted	($0.00)	$0.43

Net income / (loss) from operations per share of common stock, diluted	($11.71)	$1.41
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(215,010)	(19,374)

Comprehensive income / (loss) attributable to the Company	$(1,063,745)	$80,522

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and imports, and value added tax. Total net sales increased by approximately 32.8%, or $51.8 million, from $157.8 million for the three months ended September 30, 2010 to $209.6 million for the three months ended September 30, 2011. The increase was driven primarily by the consolidation of Whitehall during the third quarter of 2011, as it was not consolidated in the third quarter of 2010, resulting in an increase of $33.0 million, the underlying local currency sales growth (volume growth in Poland and price increases in Russia) of $12.0 million and the impact of foreign exchange translation of $6.8 million.

	Segment Net Sales Three months ended September 30,
	2011	2010
	(Restated)
Segment
Poland	$58,234	$52,382
Russia	143,623	98,744
Hungary	7,781	6,634

Total Net Sales	$209,638	$157,760

Sales for Poland increased by $5.8 million from $52.4 million for the three months ended September 30, 2010 to $58.2 million for the three months ended September 30, 2011. This increase was driven mainly by a volume growth of 21% resulting in a net sales increase of $3.0 million as well as a strengthening of the Polish zloty against the U.S. dollar which accounted for approximately $2.8 million of sales in U.S. dollar terms. The total value growth of approximately 7% for the three months ended September 30, 2011 as compared to the prior period was lower than growth in volume terms due a number of factors. These factors include the increased trade marketing spend, which is a reduction of net sales revenue, to support the competitive Polish trading environment, continued growth of the discounter channel, which has the highest sales rebates and product mix, and sales of Żubrówka Biała which continued to cannibalize sales of higher price brands such as Bols and Soplica.

Sales for Russia increased by $44.9 million from $98.7 million for the three months ended September 30, 2010 to $143.6 million for the three months ended September 30, 2011. Included in the sales growth was a sales increase of $33.0 million from the consolidation of Whitehall in 2011, volume growth of 3% which together with price increases in Russia resulted in a increase of $8.7 million in sales, and strengthening of the Russian ruble against the U.S. dollar which accounted for approximately $3.2 million of sales in U.S. dollar terms. Of the $8.7 million of organic sales growth, export sales grew by $8.0 million; however export sales to the Ukraine, which represented 75% of these exports, contribute a lower gross margin percentage than domestic sales. The remainder of the organic sales growth was driven by higher value sales in the domestic volume. Although domestic volume sales were down by 1%, overall sales value increased by $0.7 million in local currency terms, due primarily to price increases taken during the year 2011. Lower sales volumes in Russia were primarily due to an overall soft spirit market in Russia, with total sales volumes in the industry down during the quarter as well continued disruption in the market related to the industry-wide relicensing process. This process led to instances where the wholesalers’ licenses were not timely renewed, which affected all of our businesses, with the biggest impact on domestic vodka sales.

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

Gross Profit

Total gross profit increased by approximately 1.2%, or $0.9 million, to $78.2 million for the three months ended September 30, 2011, from $77.3 million for the three months ended September 30, 2010, reflecting the increase in gross profit margins percentage in the three months ended September 30, 2011.

Gross profit margins as a percentage of net sales declined by 11.7 percentage points from 49.0% to 37.3% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This decline was primarily driven by the higher market investments due to the competitive environment, as well as higher spirit pricing in both markets. Additionally impacting the gross profit in Poland was the cannibalization of sales volumes of our premium brand Bols by our new mainstream product Żubrówka Biała, which has a lower contribution per liter. The overall impact of higher cost of goods which includes the higher spirit pricing resulted in a $6.2 million impact on gross margins for three months ended September 30, 2011 compared to the same period in 2010.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses increased by $688.0 million, from $48.2 million for the three months ended September 30, 2010 to $736.2 million for the three months ended September 30, 2011. Operating expenses as a percent of net sales increased from 30.6% for the three months ended September 30, 2010 to 351.2% for the three months ended September 30, 2011. The increase resulted primarily from the impairment charges for Poland and Russia recorded as of September 30, 2011 of $674.5 million and consolidation of the results of Whitehall giving an additional $9.0 million of costs, relicensing and restructuring costs in Russia of $2.8 million, and costs associated with the production plant Tula which was closed during the quarter of $3.5 million.

For comparability of costs between periods operating expenses after excluding the impairment charge are shown separately in the table below. As a percent of net sales they decreased from 30.6% for the three months ended September 30, 2010 to 29.4% for the three months ended September 30, 2011. Operating expenses net of fair value adjustments and impairment charges increased by $13.5 million, from $48.2 million for the three months ended September 30, 2010 to $61.7 million for the three months ended September 30, 2011.

The table below sets forth the items of operating expenses.

	Operating Expenses Three Months Ended September 30,
	2011 (Restated)	2010
S,G&A	$52,596	$40,536
Marketing	6,472	5,907
Depreciation and amortization	2,642	1,796

Sub-Total	61,710	48,239
Impairment charge	674,515	0

Total operating expense	$736,225	$48,239

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A expenses increased by $12.1 million, from $40.5 million for the three months ended September 30, 2010 to $52.6 million for the three months ended September 30, 2011. Of this increase $1.7 million is due to exchange rate changes of the Polish zloty and Russian ruble against the U.S. dollar.

Marketing expenses increased by $0.6 million, from $5.9 million for the three months ended September 30, 2010 to $6.5 million, for the three months ended September 30, 2011, mainly due to higher marketing spending aligned to re-launching some of our products in 2011.

Depreciation and amortization increased by $0.8 million, from $1.8 million for the three months ended September 30, 2010 to $2.6 million for the three months ended September 30, 2011.

Operating Income

Total operating income decreased by $687.1 million, from $29.1 million income for the three months ended September 30, 2010 to $658.0 million loss for the three months ended September 30, 2011, primarily driven by impairment charges for Poland and Russia recorded as of September 30, 2011. The table below summarizes the segmental split of operating profit.

	Operating Income/(Loss) Three months ended September 30,
	2011 (Restated)	2010
Segment
Poland before fair value adjustments	$8,120	$14,276
Impairment charge	(213,687)	0

Poland after fair value adjustments	(205,567)	14,276
Russia before fair value adjustments	9,167	15,843
Impairment charge	(460,828)	0

Russia after fair value adjustments	(451,661)	15,843
Hungary	1,446	1,001
Corporate Overhead
General corporate overhead	(1,570)	(1,286)
Option Expense	(662)	(761)

Total Operating Income/(Loss)	$(658,014)	$29,073

Underlying operating income in Poland excluding fair value adjustments decreased by approximately 43.4%, or $6.2 million, from $14.3 million for the three months ended September 30, 2010 to $8.1 million for the three months ended September 30, 2011. The operating income in Russia excluding fair value adjustments decreased by 41.8%, or $6.6 million from $15.8 million for the three months ended September 30, 2010 to $9.2 million for the three months ended September 30, 2011. The changes in operating income in both of these segments were driven by all of the factors described above. Operating income for the three months ended September 30, 2011 was also impacted by the effect of the goodwill and trademark impairment charges. As noted above and as described in more detail in Notes 7 and 8 to the financial statements, the Company determined that certain impairment indicators existed during the quarter which subsequently led to the impairment charges of $213.7 million for Poland and $460.8 million for Russia.

Non Operating Income and Expenses

Total interest expense increased primarily due to issuance of an additional €50.0 million Senior Secured Notes due 2016 on December 9, 2010, by approximately 9.3%, or $2.4 million, from $25.7 million for the three months ended September 30, 2010 to $28.1 million for the three months ended September 30, 2011.

The Company recognized $170.3 million of non-cash unrealized foreign exchange rate loss in the three months ended September 30, 2011, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $81.8 million of gain in the three months ended September 30, 2010. The loss resulted mainly from the depreciation of the Polish zloty and Russian ruble against the U.S. dollar and euro in the third quarter of 2011.

Total other non-operating expenses increased by $9.8 million, from $0.9 million for the three months ended September 30, 2010 to $10.7 million for the three months ended September 30, 2011. This increase is mainly due to $7.4 million write-off of First Tula Distillery (“Tula”) assets to net realizable value. Additionally the Company began to factor receivables in 2011 which represent $1.1 million of expense for the three months ended September 30, 2011.

	Three months ended September 30,
	2011 (Restated)	2010
Write-off of assets held for sale	(7,355)	0
Other gains / (losses)	(3,328)	(914)

Total other non operating income / (expense), net	$(10,683)	$(914)

Income Tax

Our effective tax rate for the three months ended September 30, 2011 was 2.1% as compared to an average blended statutory rate of 21%. The difference between the statutory and effective tax rates was due primarily to permanent tax differences related to valuation allowances recorded against loss carry forwards that the Company believes will not be utilized in the future.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Nine months ended September 30,
	2011 (Restated)	2010
Sales	$1,176,861	$1,058,260
Excise taxes	(630,513)	(575,097)

Net sales	546,348	483,163
Cost of goods sold	340,820	243,241

Gross profit	205,528	239,922

Operating expenses	180,836	144,369
Gain on remeasurement of previously held equity interests	(7,898)	0
Impairment charge	674,515	0

Operating income / (loss)	(641,925)	95,553

Non operating income / (expense), net
Interest income / (expense), net	(83,336)	(77,848)
Other financial income / (expense), net	(120,807)	4,987
Other non operating income / (expense), net	(14,320)	(12,266)

Income / (loss) before taxes and equity in net income from unconsolidated investments	(860,388)	10,426

Income tax benefit / (expense)	14,232	(2,275)
Equity in net income / (losses) of affiliates	(7,946)	2,163

Income / (loss) from continuing operations	(854,102)	10,314

Discontinued operations
Loss from operations	0	(11,815)
Income tax benefit	0	37

Loss on discontinued operations	0	(11,778)

Net loss	$(854,102)	$(1,464)

Income / (loss) from continuing operations per share of common stock, basic	$(11.85)	$0.15
Income / (loss) from discontinued operations per share of common stock, basic	$0.00	$(0.17)

Net loss from operations per share of common stock, basic	$(11.85)	$(0.02)

Income / (loss) from continuing operations per share of common stock, diluted	$(11.85)	$0.15
Income / (loss) from discontinued operations per share of common stock, diluted	$0.00	$(0.17)

Net loss from operations per share of common stock, diluted	$(11.85)	$(0.02)

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(50,410)	(75,086)

Comprehensive income / (loss) attributable to the Company	$(904,512)	$(76,550)

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and imports and value added tax. Total net sales increased by approximately 13.1%, or $63.1 million, from $483.2 million for the nine months ended September 30, 2010 to $546.3 million for the nine months ended September 30, 2011. The increase was driven primarily by the consolidation of Whitehall starting from the first quarter of 2011, as it was not consolidated in 2010, resulting in an increase of $91.3 million, as well as underlying local currency sales growth in Poland. This increase was partially offset by reduction of sales volume of our domestic vodka business in Russia as further discussed below. Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Sales
	Nine months ended September 30,
	2011 (Restated)	2010
Segment
Poland	$163,463	$153,213
Russia	362,393	311,667
Hungary	20,492	18,283

Total Net Sales	$546,348	$483,163

Sales for Poland increased by $10.3 million from $153.2 million for the nine months ended September 30, 2010 to $163.5 million for the nine months ended September 30, 2011. This increase was driven mainly by a strengthening of the Polish zloty against the U.S. dollar which accounted for approximately $15.4 million of sales in U.S. dollar terms and higher volume sales of $13.9 million offset by a decrease in sales due to higher market investments and product sales mix in total of $19.0 million.

Sales for Russia increased by $50.7 million from $311.7 million for the nine months ended September 30, 2010 to $362.4 million for the nine months ended September 30, 2011. Included in the sales growth was a sales increase of $91.3 million from the consolidation of Whitehall into sales starting from February 2011. Additionally, sales increased by $13.0 million in U.S. dollar terms due to strengthening of the Russian ruble against the U.S. dollar. Export sales grew by $25.3 million; however export sales to the Ukraine, which represented 68% of these exports, contribute a lower gross margin percentage than domestic sales. Offsetting this was mainly lower local currency sales of $75.5 million and a $3.4 million decrease in sales for Bravo in the first quarter due to suspended production caused by its production license not being timely renewed. In early April, Bravo received its production license and normal sales continued again from this point with higher sales of its ready to drink products of $2.4 million in comparison to second quarter 2010.

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

Gross Profit

Total gross profit decreased by approximately 14.3%, or $34.4 million, to $205.5 million for the nine months ended September 30, 2011, from $239.9 million for the nine months ended September 30, 2010, reflecting the decrease in gross profit margins percentage in the nine months ended September 30, 2011.

Gross profit margins as a percentage of net sales declined by 12.1 percentage points from 49.7% to 37.6% for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This decline was primarily driven by the shift of sales from premium segment vodkas to the mainstream vodkas segment which has lower margin in both Poland and Russia, higher trade marketing spend in Russia and Poland, as well as substantially higher spirit pricing in both markets. The overall impact of higher cost of goods which includes the higher spirit pricing resulted in a $17.3 million impact on gross margins for nine months ended September 30, 2011 compared to the same period in 2010. Additionally impacting the gross profit in Poland was the cannibalization of the sales volumes of our premium brand Bols, by our new mainstream product Żubrówka Biała, which has a lower contribution per liter.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses increased by $703.1 million, from $144.4 million for the nine months ended September 30, 2010 to $847.5 million for the nine months ended September 30, 2011. This change is primarily driven by a non-cash impairment charge for Poland and Russia recorded as of September 30, 2011 of $674.5 million, and one-time gain recognized in the nine month period ended September 30, 2011, amounting to $7.9 million based on the remeasurement of previously held equity interests in Whitehall to fair value. For comparability of costs between periods, items of operating expenses after excluding this fair value adjustment are shown separately in the table below. Operating expenses, excluding fair value adjustments as a percent of net sales increased from 29.9% for the nine months ended September 30, 2010 to 33.1% for the nine months ended September 30, 2011. Operating expenses, net of fair value adjustments increased by $36.4 million, from $144.4 million for the nine months ended September 30, 2010 to $180.8 million for the nine months ended September 30, 2011. The increase resulted primarily from the consolidation of the results of Whitehall giving additional $25.5 million of costs, relicensing and restructuring costs in Russia of $7.2 million, as well as strengthening of the Russian ruble and Polish zloty against the U.S. dollar which accounted for approximately $7.7 million of sales in U.S. dollar terms.

The table below sets forth the items of operating expenses.

	Operating Expenses Nine Months Ended September 30,
	2011 (Restated)	2010
S,G&A	$156,025	$122,261
Marketing	16,360	16,059
Depreciation and amortization	8,451	6,049

Sub-Total	180,836	144,369
Impairment charge	674,515	0
Fair value adjustments	(7,898)	0

Total operating expense	$847,453	$144,369

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A expenses increased by $33.7 million, from $122.3 million for the nine months ended September 30, 2010 to $156.0 million for the nine months ended September 30, 2011. Of this increase $25.0 million is from the consolidation of Whitehall Group in 2011 and $5.5 million is due to exchange rate changes of the Polish zloty and Russian ruble against the U.S. dollar.

Marketing expenses increased mainly due to higher marketing spending aligned to relaunching some of our products in 2011.

Depreciation and amortization increased by $2.5 million, from $6.0 million for the nine months ended September 30, 2010 to $8.5 million for the nine months ended September 30, 2011.

Operating Income

Total operating income decreased by $737.5 million, from $95.6 million income for the nine months ended September 30, 2010 to $641.9 million loss for the nine months ended September 30, 2011, primarily driven by an impairment charge for Poland and Russia recorded as of September 30, 2011 of $674.5 million. The table below summarizes the segmental split of operating profit. Excluding the impact of fair value adjustments incurred in 2011, underlying operating profit decreased from $95.6 million to $24.7 million. Fair value adjustments recorded in 2011 include a one-time gain on the re-measurement of previously held equity interests in Whitehall at the time of consolidation of $7.9 million and impairment charges of $213.7 million for Poland and $460.8 million for Russia.

	Operating Income/(Loss) Nine months ended September 30,
	2011 (Restated)	2010
Segment
Poland before fair value adjustments	$21,155	$40,197
Gain on remeasurement of previously held equity interests	7,898	0
Impairment charge	(213,687)	0

Poland after fair value adjustments	(184,634)	40,197
Russia before fair value adjustments	6,011	58,816
Impairment charge	(460,828)	0

Russia after fair value adjustments	(454,817)	58,816
Hungary	3,387	2,800
Corporate Overhead
General corporate overhead	(3,862)	(3,827)
Option Expense	(1,999)	(2,433)

Total Operating Income/(Loss)	$(641,925)	$95,553

Underlying operating income in Poland excluding fair value adjustments decreased by approximately 47.3%, or $19.0 million, from $40.2 million for the nine months ended September 30, 2010 to $21.2 million for the nine months ended September 30, 2011. The operating income in Russia excluding fair value adjustments decreased by 89.8%, or $52.8 million from the income of $58.8 million for the nine months ended September 30, 2010 to $6.0 million for the nine months ended September 30, 2011. The changes in operating income in both of these segments were driven by all of the factors described above.

Non Operating Income and Expenses

Total interest expense increased by approximately 7.1%, or $5.5 million, from $77.8 million for the nine months ended September 30, 2010 to $83.3 million for the nine months ended September 30, 2011. This increase is mainly a result of the strong euro as compared to the U.S. dollar, as a significant portion of the long-term borrowings are denominated in euros.

The Company recognized $120.8 million of unrealized foreign exchange rate losses in the nine months ended September 30, 2011, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $5.0 million of gain in the nine months ended September 30, 2010. These losses resulted mainly from the depreciation of the Polish zloty and Russian ruble against the U.S. dollar and euro.

Total other non operating expenses increased by $2.0 million, from $12.3 million for the nine months ended September 30, 2010 to $14.3 million for the nine months ended September 30, 2011. Expenses in 2010 consisted of the one-time charge of $14.1 million related to the early call premium when the Senior Secured Notes due 2012 were repaid early in January 2010. Moreover they included the write-off of the unamortized offering costs related to the Senior Secured Notes due 2013 of $4.1 million. This was offset by a final dividend of $7.6 million received prior to disposal of the distribution business. In 2011 total balance primarily consists of $7.4 million representing write-off of First Tula Distillery (“Tula”) assets to net realizable value. Additionally the Company began to factor receivables in 2011 which represent $2.0 million of expense for the nine months ended September 30, 2011.

	Nine months ended September 30,
	2011 (Restated)	2010
Early redemption call premium	$0	($14,115)
Write-off of unamortized offering costs	0	(4,076)
Dividend received	0	7,642
Write-off of assets held for sale	(7,355)	0
Other gains / (losses)	(6,965)	(1,717)

Total other non operating income / (expense), net	$(14,320)	$(12,266)

Income Tax

Our effective tax rate for the nine months ended September 30, 2011 was 1.7% as compared to an average blended statutory rate of 21%. The difference between the statutory and effective tax rates was due primarily to permanent tax differences related to valuation allowances recorded against tax loss carry forwards that the Company believes will not be utilized in the future.

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

	Nine months ended September 30, 2011 (Restated)	Nine months ended September 30, 2010
Cash flow from operating activities	$46,396	$74,692
Cash flow from investing activities	$(47,713)	$460,389
Cash flow from financing activities	$(1,827)	$(415,491)

Management views and performs analysis of financial and non financial performance indicators of the business by segments that are split by countries. The extensive analysis of indicators such as sales value in local currencies, gross margin and operating expenses by segment is included in the MD&A section of this Form 10-Q/A.

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Overall cash flow from operating activities decreased from cash generation of $74.7 million for the nine months ended September 30, 2010 to cash generation of $46.4 million for the nine months ended September 30, 2011. The primary factors contributing to this lower cash generation in 2011 are due to lower sales in Russia during the prior periods for the factors noted earlier. As the Companies revenues in Russia were lower during the second quarter of 2011 than in the same period in 2010, the cash collected in the third quarter was also lower. Additionally as sales increased during the third quarter of 2011, working capital requirements increased proportionately, which impacted cash flows from operating activities.

Overall working capital movements of accounts receivable, inventory and accounts payable provided approximately $80.4 million of cash during the nine months ended September 30, 2011. Days sales outstanding (“DSO”) as of September 30, 2011 amounted to 44 days. The number of days in inventory as of September 30, 2011 amounted to 85 days. In addition, the ratio of our current assets to current liabilities, net of inventories, amounted to 1.54 as of September 30, 2011.

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

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash used in financing activities was $1.8 million for the nine months ended September 30, 2011 as compared to an outflow of $415.5 million for the nine months ended September 30, 2010. The primary use in the nine months ended September 30, 2011 was repayment of loans by the Company offset by certain loans drawn in Russia. For details see Note 12 to the Condensed Consolidated Financial Statements.

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

As of September 30, 2011, we had approximately $1,068.4 million of goodwill and $471.7 million of intangible assets, net, on our balance sheet. Substantially all of our intangible assets comprise trademark rights to various brands, which were capitalized as part of the purchase price allocation process in connection with our acquisitions of Bols, Polmos Bialystok, Parliament, Russian Alcohol and Whitehall.

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

Whitehall

On February 7, 2011, the Company completed its acquisition of Whitehall. For further details on the whole structure of this acquisition please refer to Note 4 of the accompanying Condensed Consolidated Financial Statements attached herein.

Assets and liabilities of business held for sale

For the purpose of financial reporting Management analyzed the requirements of U.S. GAAP (mainly ASC 360-10 Property, Plant and Equipment and ASC 205-20 Presentation of Financial Statements) and concluded that as of September 30, 2011, the Company’s activities meet the required criteria to present the Company’s production plant PKZ Tula’s fixed assets as held for sale. See Note 5 on Assets Held for Sale for detailed explanation.

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

See Note 20 to our Condensed Consolidated Financial Statements for more information regarding stock-based compensation.

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

Please refer to Note 22 of the accompanying Condensed Consolidated Financial Statements attached herein and to the first risk factor set forth below for a discussion of certain legal proceedings.

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

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010 and incorporated herein by reference).

3.2**	Amended and Restated Bylaws.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on September 7, 2011 (filed as exhibit 3.3 to the Periodic Report on Form 8-K filed with the SEC on September 7, 2011 and incorporated herein by reference).

4.1	Rights Agreement, dated as of September 6, 2011, between Central European Distribution Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as exhibit 4.1 to the Periodic Report on Form 8-K filed with the SEC on September 7, 2011 and incorporated herein by reference).

10.17	Amended and Restated Employment Agreement, dated October 13, 2011, by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

10.18	Amended and Restated Employment Agreement, dated October 13, 2011, by and between Central European Distribution Corporation and Christopher Biedermann (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

10.19	Amended and Restated Employment Agreement, dated October 13, 2011, by and between Central European Distribution Corporation and Evangelos Evangelou (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

10.20	Amended and Restated Employment Agreement, dated October 13, 2011, by and between Central European Distribution Corporation and James Archbold (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

31.1*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from Central European Distribution Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
**	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(registrant)

Date: October 4, 2012	By:	/s/ David Bailey
David Bailey
Interim Chief Executive Officer

Date: October 4, 2012	By:	/s/ Bartosz Kołaciński
Bartosz Kołaciński
Interim Chief Financial Officer