Form 10-K/A
period 2011-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2012-10-05
CIK 1046880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K/A

(Amendment No.2)

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Central European Distribution Corporation (“we”, “us”, “our,” or the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, initially filed with the SEC on February 29, 2012 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2012. This Form 10-K/A amends the Original Filing to restate the Company’s consolidated financial statements for the years ended December 31, 2011 and 2010 (the “Restatement”). As previously disclosed, the Company changed its senior management at its principal operating subsidiary in Russia, the Russian Alcohol Group (“RAG”), during April 2012. Following this change, senior Company management requested that the new management team review RAG’s business operations and internal controls, including an assessment of the resources and needs of the corporate finance and reporting departments, as identified in Item 9A of the Original Filing. Based on the preliminary findings of that review, senior management concluded that the Company’s financial statements for the years ended December 31, 2011 and 2010 should no longer be relied upon because of a failure to reflect the timely reporting of the full amount of retroactive trade rebates and trade marketing refunds provided to RAG’s customers in Russia.

Thereafter, the Audit Committee of the Company’s Board of Directors initiated an internal investigation, with the assistance of outside counsel and forensic accountants engaged by outside counsel, regarding the Company’s retroactive trade rebates, trade marketing refunds and related accounting issues. The Audit Committee, through its counsel, voluntarily notified the SEC of the investigation and is cooperating with the SEC. The Audit Committee has completed its accounting investigation, and has identified accounting irregularities at RAG, which resulted in the understatement of retroactive trade rebates and trade marketing refunds, as well as certain other errors that were concealed from both the Company’s senior management and the independent auditors. Certain reclassifications have also been made to conform data for all periods presented with the current presentation. For a more detailed description of the Restatement, see Note 2, “Restatement of consolidated financial statements”, to the accompanying consolidated financial statements.

As a result of the investigation, the Company has also determined that a control deficiency existed which contributed to the incorrect accounting for the Company’s retroactive trade rebates and trade marketing refunds for customers giving rise to the Restatement and that this deficiency constituted a material weakness in internal control over financial reporting. In connection with the investigation, the Company’s management also identified a material weakness in the Company’s internal control over financial reporting regarding the implementation of our policy on compliance with applicable laws as of December 31, 2011. Furthermore, the Company has expanded certain disclosure items related to income and deferred taxes in Note 16.

We are also filing a quarterly report on Form 10-Q for the three and six months ended June 30, 2012 which include restated balances and results as of and for the three and six months ended June 30, 2011 and amendments on Form 10-Q/A to the Company’s quarterly reports on Form 10-Q, for the three and nine months ended September 30, 2011 and for the three months ended March 31, 2012 which include restated balances and results as of and for the three months ended March 31, 2011, to restate the Company’s consolidated balance sheets as of those dates, and the consolidated statements of operations, the consolidated statements of cash flows, the consolidated statement of changes in stockholders’ equity and the notes related thereto for periods covered by such financial statements to reflect the effects of the Restatement on the Company’s respective annual and unaudited interim financial information.

This Amendment amends and restates only Items 1 and 1A of Part I, Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement. No other information in the Original Filing is amended hereby. Except as required to reflect the effects of the Restatement, no additional modifications or updates in this Amendments have been made to the Original Filing. Information not affected by the Restatement remains unchanged and reflects the disclosures made at the time of the original filing. This Amendment does not describe other events occurring after the original filing, including exhibits, or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

We urge you to read and carefully consider the items of this and other reports and documents that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect our future performance and the industry in which we operate, including the risk factors described in this Annual Report on Form 10-K/A. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur as described, or at all.

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

In this Form 10-K/A and any amendment or supplement hereto, unless otherwise indicated, the terms “CEDC”, the “Company”, “we”, “us”, and “our” refer and relate to Central European Distribution Corporation, a Delaware corporation, and, where appropriate, its subsidiaries.

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

In Poland, we are one of the largest vodka producers with a brand portfolio that includes Absolwent, Żubrówka, Żubrówka Biała, Bols, Palace and Soplica brands, each of which we produce at our Polish distilleries. Żubrówka Biała, which we launched at the end of 2010, was one of the fastest growing brands in the Polish market during 2011 with a market share of 5.7% as of the end of 2011. We produce and sell vodkas primarily in three vodka sectors: premium, mainstream, and economy. One of our vodkas we produce in Poland is Royal, which was the top-selling vodka in Hungary during 2011 according to trade statistics.

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

For the year ended December 31, 2011, our Polish and Russian operations accounted for 27.3% and 69.0% of our revenues respectively and, excluding impairment and certain unallocated corporate charges, 68.2% and 21.3% of our operating profit, respectively.

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

For additional information, see also “Risk Factors—Risks Relating to Our Indebtedness—We may not be able to make the required payments upon maturity of our Convertible Senior Notes due March 15, 2013, and our auditors have expressed a view that there is substantial doubt about the Company’s ability to continue as a going concern,” “—Our substantial debt could adversely affect our financial condition or results of operations and prevent us from fulfilling our obligations thereunder” and “—We require a significant amount of cash to service our indebtedness”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Company’s Future Liquidity and Capital Resources”, and Note 1 (Organization and Significant Accounting Policies—Liquidity) to our financial statements included in Item 8 of this annual report on Form 10-K/A.

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

Wine

The Polish wine market, which grew to an estimated 109 million liters in 2011, is represented primarily by two categories: table wines, which account for 2.1% of the total alcohol market, and sparkling wines, which account for 0.7% of the total alcohol market. As Poland has almost no local wine production, the wine market has traditionally been dominated by imports, with lower priced Bulgarian wines representing the bulk of sales. However, over the last four years, sales of new world wines from regions such as the United States, Chile, Argentina, Australia, New Zealand and South Africa have seen rapid growth. In 2011, it is estimated that sales of wine from these regions grew by 8.2% in volume. Also in 2011, our exclusive agency brand, Carlo Rossi, continued to be the number one selling wine in Poland by value.

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

Russia

Russia, with its official production of approximately 940 million liters in 2011, is by far the largest vodka market worldwide. The Russian vodka market is fragmented with, in our estimation, the top five producers having a combined volume market share of approximately 55% in 2011. This number is up from 2006 when the top five producers only had an estimated 26% market share. Further sector consolidation has been ongoing in recent years, with the potential to continue in the near term despite the market being down approximately 9% in 2011. We believe we are well-positioned to participate in the consolidation of the Russian vodka market in 2012 as we have the leading brands by volume and value in the mainstream and sub-premium categories together with a dedicated sales force and ESTs. In addition, the Russian government has put in place very restrictive policies on the advertising of spirits. We believe these policies make it difficult for any competitor to buy market share by out-spending its rivals.

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

Environmental Matters

We are subject to a variety of laws and regulations relating to land use and environmental protection, including the Polish Environmental Protection Law of April 27, 2001 (Dz.U. 2006. 133.935, as amended), the Polish Waste Law of April 27, 2001 (Dz.U. 2001. 62.628 as amended), the Polish Water Management Law of April 18, 2001 (Dz.U.2011.32.159, as amended) and the Polish Act on Entrepreneurs’ obligations regarding the management of some types of waste and product charges of May 11, 2001 (Dz.U. 2007.90.607, as amended). We are not required to receive an integrated permit to operate our Białystok and Oborniki production plants. However, we receive certain permits for the economic use of the environment, including water permits, permits for production and storage of waste and permits for discharge of pollutants into the atmosphere. In addition, we have entered into certain agreements related to the servicing and disposal of our waste, including raw materials and products unsuitable for consumption or processing, paper, plastic, metal, glass and cardboard packaging, filtration materials (used water filter refills), used computer parts, unsegregated (mixed) residential waste, damaged thermometers and alcoholmeters, used engine and transmission oils, batteries and other waste containing hazardous substances. In addition, we pay required environmental taxes and charges related primarily to packaging materials and fuel consumption and we believe we are in material compliance with our regulatory requirements in this regard. While we may be subject to possible costs, such as clean-up costs, fines and third-party claims for property damage or personal injury due to violations of or liabilities under environmental laws and regulations, we believe we are in material compliance with applicable requirements and are not aware of any material breaches of said laws and regulations.

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

We have incurred, and may in the future incur, impairment charges on our other trademarks and goodwill

At December 31, 2011, the Company had goodwill and other intangible assets of $1,134.1 million which constituted 56% of our total assets. While we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that future impairment charges will not be required if the expected cash flow estimates as projected by management do not occur, especially if an economic recession occurs and continues for a lengthy period or becomes severe, or if acquisitions made by the Company fail to achieve expected returns. We have incurred impairment charges in 2011 and each of the preceding two years. Additional impairment charges related to our goodwill and other intangible assets could have a material adverse effect on our financial position and results of operations.

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

Risks Relating to Our Financial Reporting

We have identified material weaknesses in our internal controls over financial reporting.

As a result of management’s recently completed assessment of our internal control over financial reporting as of December 31, 2011, management concluded that there were four material weaknesses in our internal control over financial reporting, specifically in relation to our financial statement closing process, the development of certain management estimates, our internal controls with respect to the recording of retroactive trade rebates and trade marketing refunds at RAG and our internal control over financial reporting regarding the implementation of our policy on compliance with applicable laws as of December 31, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. While we have identified four material weaknesses, we believe that our consolidated audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

The Public Company Accounting Oversight Board, or PCAOB, is currently unable to inspect the audit work and practices of auditors operating in Poland, including our auditor.

Auditors of U.S. public companies are required by law to undergo periodic PCAOB inspections that assess their compliance with U.S. law and professional standards in connection with performance of audits of financial statements filed with the SEC. Certain European Union, or EU, countries do not permit the PCAOB to conduct inspections of accounting firms established and operating in EU countries, even if they are part of major international firms. Accordingly, because our auditor is located in Poland, the PCAOB is prevented from inspecting our auditor. As a result, unlike the shareholders of most U.S. public companies, our shareholders are deprived of the possibility of the possible benefits of such inspections, including an evaluation of our auditor’s performance of audits and its quality control procedures.

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

Our ability to make payments on or repay our indebtedness will depend on our future operating performance and ability to generate sufficient cash. This depends, to some extent, on general economic, financial, competitive, market, legislative, regulatory and other factors discussed in these “Risk factors,” many of which are beyond our control. We cannot assure you that our business will generate sufficient cash flows from operating activities, or that future debt and equity financing will be available to us in an amount sufficient to enable us to pay our debts when due or to fund our other financing needs. As we disclose above and elsewhere in this annual report on Form 10-K/A, the Company’s current cash on hand, estimated cash from operations and available credit facilities will not be sufficient to repay the Convertible Senior Notes when they become due on March 15, 2013, and our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The following table sets forth selected consolidated financial data for the periods indicated and should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements, the notes thereto and the other financial data contained in Items 7 and 8 of this report on Form 10-K/A.

As discussed above under “Explanatory Note” and in Note 2 to our consolidated financial statements, the data with respect to 2010 and 2011 have been restated primarily to correctly account for retroactive rebates for customers in these periods.

Statement of Operations data:	2007	2008	2009	2010 (Restated)	2011 (Restated)
Net sales	$398,050	$571,242	$689,414	$702,131	$829,566
Cost of goods sold	254,615	321,274	340,482	392,461	530,495

Gross profit	143,435	249,968	348,932	309,670	299,071
Selling, general and administrative expenses	62,897	114,607	164,467	367,261	1,312,096

Operating income / (loss)	80,538	135,361	184,465	(57,591)	(1,013,025)
Non-operating income / (expense), net
Interest expense, net	(33,867)	(47,810)	(73,468)	(101,325)	(110,158)
Other financial income / (expense), net	13,594	(123,801)	25,193	3,024	(139,069)
Amortization of deferred charges	0	0	(38,501)	0	0
Other income / (expense), net	(2,272)	(488)	(934)	(13,879)	(17,910)

Income/(loss) before taxes and equity in net income from unconsolidated investments	57,993	(36,738)	96,755	(169,771)	(1,280,162)

Income tax (expense)/benefit	(9,054)	(1,382)	(18,495)	26,717	(35,276)
Equity in net earnings/(losses) of affiliates	0	1,168	(5,583)	13,386	(7,946)

Net income / (loss) from continuing operations	$48,939	$(36,952)	$72,677	$(129,668)	$(1,323,384)

Discontinued operations
Income / (loss) from operations of distribution business	36,087	27,203	9,410	(8,442)	0
Income tax benefit / (expense)	(6,856)	(5,169)	(1,050)	37	0

Income / (loss) on discontinued operations	29,231	22,034	8,360	(8,405)	0
Net income / (loss)	78,170	(14,918)	81,037	(138,073)	(1,323,384)

Less: Net income attributable to noncontrolling interests in subsidiaries	1,068	3,680	2,708	0	0

Net income /(loss) attributable to CEDC	$77,102	$(18,598)	$78,329	$(138,073)	$(1,323,384)

Net income / (loss) per common share, basic	$1.96	$(0.34)	$1.51	$(1.97)	$(18.34)

Net income / (loss) per common share, diluted	$1.93	$(0.34)	$1.50	$(1.97)	$(18.34)

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	165,436	(192,619)	129,182	(61,155)	(28,337)

Comprehensive income / (loss)	$243,606	$(207,537)	$210,219	$(199,228)	$(1,351,721)

Average number of outstanding shares of common stock at year end	39,871	44,088	53,772	70,058	72,172

	2007	2008	2009	2010 (Restated)	2011 (Restated)
Balance Sheet Data:
Cash and cash equivalents	$70,233	$84,639	$126,439	$122,116	$94,410
Restricted cash	0	0	481,419	0	0
Working capital	170,913	169,061	357,078	374,698	191,205
Total assets	1,859,346	2,436,138	4,439,100	3,347,123	2,016,718
Long-term debt and capital lease obligations, excluding current portion	468,509	804,941	1,331,815	1,251,933	1,237,266
Stockholders’ equity	817,725	993,511	1,685,162	1,533,196	207,326

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We urge you to read and carefully consider the items of this and other reports and documents that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect our future performance and the industry in which we operate, including the risk factors described in this Annual Report on Form 10-K/A. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur as described, or at all.

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

Restatement

The Company is restating its consolidated financial statements for the years ended December 31, 2011 and 2010. The Restatement corrects certain accounting errors primarily related to the accounting for retroactive rebates provided to customers during those periods, accounting for revenue transactions, assets write offs, cut off errors and income taxes. The Restatement also includes reclassifications of accounts payable for periods prior to 2011 to conform to the current presentation. All amounts in Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Restated) have been adjusted, as appropriate, for the effects of the Restatement. For a more detailed description of the Restatement, see Note 2, “Restatement of consolidated financial statements”, to the accompanying consolidated financial statements.

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

We also have experienced impairment charges in prior periods, which affect our period to period comparability. Due to the continued lower performance of certain brands as compared to our expectations in 2010, primarily Absolwent and Bols, we determined that the fair value of the trademarks related to these brands had deteriorated and recorded an impairment charge of $131.8 million during the fourth quarter of 2010 that included an impairment to the carrying values of our trademarks related predominantly to the Absolwent and Bols brands in Poland and an impairment charge of $20.3 million for the twelve months ended December 31, 2009 related to the Bols brand in Poland. See Notes “11. Goodwill” and “12. Intangible Assets other than Goodwill” to our consolidated financial statements contained elsewhere herein for further details of these impairment charges.

We cannot assure you that we will not recognize further asset impairments or experience declines in our financial performance in connection with the ongoing challenges that we are facing in our core markets.

Year ended December 31, 2011 compared to year ended December 31, 2010

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Year ended December 31,
	2011	2010
	(Restated)	(Restated)
Sales	$1,737,996	$1,563,100
Excise taxes	(908,430)	(860,969)
Net sales	829,566	702,131
Cost of goods sold	530,495	392,461

Gross profit	299,071	309,670

Selling, general and administrative expenses	262,175	235,412
Gain on remeasurement of previously held equity interests	(7,898)	0
Impairment charges	1,057,819	131,849

Operating Loss	(1,013,025)	(57,591)

Non operating income / (expense), net
Interest expense, net	(110,158)	(101,325)
Other financial income / (expense), net	(139,069)	3,024
Other non operating expenses, net	(17,910)	(13,879)

Loss before taxes, equity in net income from unconsolidated investments	(1,280,162)	(169,771)

Income tax benefit/(expense)	(35,276)	26,717
Equity in net earnings/(losses) of affiliates	(7,946)	13,386

Loss from continuing operations	(1,323,384)	(129,668)

Discontinued operations
Loss from operations of distribution business	0	(8,442)
Income tax benefit	0	37

Loss on discontinued operations	0	(8,405)

Net Loss	$(1,323,384)	$(138,073)

Loss from continuing operations per share of common stock, basic	$(18.34)	$(1.85)
Income / (loss) from discontinued operations per share of common stock, basic	$0.00	$(0.12)

Loss from operations per share of common stock, basic	$(18.34)	$(1.97)

Loss from continuing operations per share of common stock, diluted	$(18.34)	$(1.85)
Income / (loss) from discontinued operations per share of common stock, diluted	$0.00	$(0.12)

Loss from operations per share of common stock, diluted	$(18.34)	$(1.97)

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(28,337)	(61,155)

Comprehensive income / (loss) attributable to the Company	$(1,351,721)	$(199,228)

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and imports and value added tax. Total net sales increased by approximately 18.2%, or $127.5 million, from $702.1 million for the year ended December 31, 2010 to $829.6 million for the year ended December 31, 2011. The overall increase was driven primarily by the consolidation of Whitehall starting from February of 2011, as it was not consolidated in 2010, giving additional $154.6 million. Excluding the impact of sales increase from the consolidation of Whitehall our sales value decreased by $27.1 million which was primarily a function of lower domestic sales of $79.5 million in Russia due to lower domestic sales volume, higher trade marketing spend, decrease in sales due to higher market investments and product sales mix in total of $31.4 million as well as lower local currency sales in Hungary of $1.5 million. This was offset by higher local currency sales in Poland of $21.1 million and by higher sales from foreign exchange translation of $24.8 million and higher export sales in Russia of $39.4 million. Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Sales Twelve months ended December 31,
	2011	2010
	(Restated)	(Restated)
Segment
Poland	$226,411	$225,281
Russia	572,148	446,329
Hungary	31,007	30,521

Total Net Sales	$829,566	$702,131

Sales for Poland increased by $1.1 million from $225.3 million for the year ended December 31, 2010 to $226.4 million for the year ended December 31, 2011. This increase was driven mainly by a strengthening of the Polish zloty against the U.S. dollar which accounted for approximately $11.4 million of sales in U.S. dollar terms and higher volume sales of $21.1 million offset by a decrease in sales due to higher market investments and product sales mix in total of $31.4 million. The main drivers of our sales volume growth was the continued success of the Żubrówka Biała brand which grew by 473% from 2010 to reach 22 million liters. Offsetting some of this growth were declines in Bols and Absolwent which were down 27% and 30% respectively. Although overall net volumes were up, the mix impact of Bols decline had negative impact on overall gross margins in Poland when comparing to the prior year.

Sales for Russia increased by $125.8 million from $446.3 million for the year ended December 31, 2010 to $572.1 million for the year ended December 31, 2011. Included in the sales growth was a sales increase of $154.6 million from the consolidation of Whitehall into sales starting from February 2011. Additionally, sales increased by $11.3 million in U.S. dollar terms due to strengthening of the Russian ruble against the U.S. dollar. Export sales grew by $39.4 million; however export sales primarily to Ukraine, which represented 68% of these exports, contribute a lower gross margin percentage than domestic sales. Offsetting this was mainly lower local currency sales of $79.5 million including a $3.4 million decrease in sales for Bravo in the first quarter due to suspended production caused by its production license not being timely renewed. In early April, Bravo received its production license and normal sales continued again from this point with higher sales of its ready to drink products of $2.4 million in comparison to second quarter 2010. Although overall vodka brands were down in 2011 as compared to 2010, the Company successfully launched the Talka brand during the year which reached over 5.2 million liters of volume sales during the year and is expected to be a key driver in 2012.

Sales for Hungary increased by $0.5 million from $30.5 million for the year ended December 31, 2010 to $31.0 million for the year ended December 31, 2011 which results in a $1.5 million decrease in volumes in local currency terms as well as a increase resulting from strengthening of the Hungarian forint against the U.S. dollar which accounted for approximately $2.0 million of sales in U.S. dollar terms.

Gross Profit

Total gross profit decreased by approximately 3.4%, or $10.6 million, to $299.1 million for the year ended December 31, 2011, from $309.7 million for the year ended December 31, 2010. Gross profit margins as a percentage of net sales declined by 8.0 percentage points from 44.1% to 36.1% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The overall impact of higher cost of goods which includes the higher spirit pricing resulted in a $26.0 million impact on gross margins for the year ended December 31, 2011 compared to the same period in 2010. In addition to higher spirit prices, higher trade marketing spend and lower sales volumes reduced the overall gross margin in Russia. Within the Polish market the main factor driving the lower gross profit margins is that the Polish market continues to experience a strong competitive environment from other producers and retailers, especially discounters, making it difficult to increase prices in line with the spirit cost increases.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, provision for bad debts and impairment charges. Total operating expenses increased by $944.8 million, from $367.3 million for the year ended December 31, 2010 to $1,312.1 million for the year ended December 31, 2011. This change is primarily driven by a non-cash impairment charge for Poland and Russia recorded as of December 31, 2011 of $1,057.8 million, and one-time gain recognized in the year ended December 31, 2011, amounting to $7.9 million based on the re-measurement of previously held equity interests in Whitehall to fair value. For comparability of costs between periods, items of operating expenses after excluding these fair value adjustments are shown separately in the table below. Operating expenses, excluding fair value adjustments as a percent of net sales decreased from 33.5% for the year ended December 31, 2010 to 31.6% for the year ended December 31, 2011. Operating expenses, net of fair value adjustments increased by $26.8 million, from $235.4 million for the year ended December 31, 2010 to $262.2 million for the year ended December 31, 2011. The increase resulted primarily from the consolidation of the results of Whitehall giving additional $37.2 million of costs, relicensing and restructuring costs in Russia of $21.2 million, as well as strengthening of the Russian ruble and Polish zloty against the U.S. dollar which accounted for approximately $5.2 million of sales in U.S. dollar terms offset by cost savings achieved in Poland and Russia.

The table below sets forth the items of operating expenses.

	Year Ended December 31,
	2011 (Restated)	2010 (Restated)
S,G&A	$220,510	$192,261
Marketing	30,828	35,149
Depreciation and amortization	10,837	8,002

Sub-Total	262,175	235,412
Impairment charges	1,057,819	131,849
Fair value adjustments	(7,898)	0

Total operating expense	$1,312,096	$367,261

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A expenses increased by $28.2 million, from $192.3 million for the year ended December 31, 2010 to $220.5 million for the year ended December 31, 2011. This increase was primarily a result of $32.9 million from the consolidation of Whitehall Group in 2011.

Depreciation and amortization increased by $2.8 million, from $8.0 million for the year ended December 31, 2010 to $10.8 million for the year ended December 31, 2011. Of this increase $1.7 million is from the consolidation of Whitehall Group in 2011.

As described further in Note 11 and Note 12 the Company assessed recent events and current circumstances, including current and future performance, re-launch and rebranding plans in 2011 and 2012. Resulting from these events, the Company identified certain impairment indicators during third quarter of 2011 that would trigger the need for an impairment test of both goodwill and intangible assets. As a result the Company performed an impairment test on September 30, 2011 and annual impairment test on December 31, 2011 both of which resulted in a total impairment charge in the year of $930.1 million for goodwill and $127.7 million for intangible assets.

Operating Income/(Loss)

Total operating loss increased by $955.4 million, from $57.6 million loss for the year ended December 31, 2010 to $1,013.0 million loss for the year ended December 31, 2011, primarily driven by an impairment charge for Poland and Russia recorded as of December 31, 2011 of $1,057.8 million. The table below summarizes the segmental split of operating loss. Excluding the impact of fair value adjustments incurred in 2011 and Corporate overheads, underlying operating income decreased from $82.7 million to $43.8 million. Fair value adjustments recorded in 2011 include a one-time gain on the re-measurement of previously held equity interests in Whitehall at the time of consolidation of $7.9 million and impairment charges of $213.7 million for Poland and $844.1 million for Russia.

	Year ended December 31,
	2011	2010
	(Restated)	(Restated)
Segment
Poland	$27,334	$28,478
Russia	10,982	48,805
Hungary	5,448	5,442

Sub-Total	43,764	82,725
Impairment charges	(1,057,819)	(131,849)
Fair value adjustments	7,898	0
Corporate overhead
General corporate overhead	(4,263)	(5,261)
Option expense	(2,605)	(3,206)

Total operating income/(loss)	$(1,013,025)	$(57,591)

Underlying operating income in Poland excluding fair value adjustments decreased by approximately 4.2%, or $1.2 million, from $28.5 million for the year ended December 31, 2010 to $27.3 million for the year ended December 31, 2011. The operating income in Russia excluding fair value adjustments decreased by 77.5%, or $37.8 million from the income of $48.8 million for the year ended December 31, 2010 to $11.0 million for the year ended December 31, 2011. The changes in operating income in both of these segments were driven by all of the factors described above.

Non Operating Income and Expenses

Total interest expense increased by approximately 8.8%, or $8.9 million, from $101.3 million for the year ended December 31, 2010 to $110.2 million for the year ended December 31, 2011. This increase is mainly a result of a stronger euro during most of the year as compared to the U.S. dollar, as a significant portion of the long-term borrowings are denominated in euros.

The Company recognized $139.1 million of foreign exchange rate losses in the year ended December 31, 2011, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $3.0 million of gain in the year ended December 31, 2010. These losses resulted mainly from the depreciation of the Polish zloty and Russian ruble against the U.S. dollar and euro.

Total other non operating expenses increased by $4.0 million, from $13.9 million for the year ended December 31, 2010 to $17.9 million for the year ended December 31, 2011. Expenses in 2010 consisted of a one-time charge of $14.1 million related to the early call premium when the Senior Secured Notes due 2012 were repaid early in January 2010. Moreover they included the write-off of the unamortized offering costs related to the Senior Secured Notes due 2012 of $4.1 million. This was offset by a final dividend of $7.6 million received prior to disposal of the distribution business. In 2011 total balance primarily consists of $7.4 million representing write-off of assets related to Tula facility to net realizable value. Additionally it includes $5.7 million of other losses which primarily related to the costs of factoring in Poland and bank guarantees in Poland and Russia for customs and excise taxes. The Company began to factor receivables in 2011 which represent $2.9 million of expense for the year ended December 31, 2011. In Russia due to changes in legislation in 2011, the Russian business is required to have a bank guarantee to cover the excise tax related to six months of production at the time of spirit purchase, which resulted in $2.0 million of cost in 2011.

	Year ended December 31,
	2011	2010
	(Restated)	(Restated)
Early redemption call premium	$0	$(14,115)
Write-off of unamortized offering costs	0	(4,076)
Dividend received	0	7,642
Professional service expenses related to the sale of the distribution	0	(2,000)
Impairments related to assets held for sale	(7,355)	0
Factoring costs and bank fees	(5,652)	(2,267)
Other gains / (losses)	(4,903)	937

Total other non operating income / (expense), net	$(17,910)	$(13,879)

Income Tax

Our tax charge for 2011 was $35.3 million which represents an effective tax rate for the year ended December 31, 2011 of (2.8%). The statutory tax rates in our key jurisdictions are 19% in Poland, 20% in Russia and 35% in the US. However due to underlying performance of certain of the Company’s subsidiaries the Company determined that an additional non cash valuation allowance for deferred tax assets of $61.3 million was required and took the charge during the year. Additionally, the Company did not recognize a tax asset for losses at these subsidiaries therefore the tax expense for the profitable entities was not offset by a tax benefit at loss making entities. The net increase in the Company’s uncertain income tax position, excluding the related accrual for interest and penalties, for 2011 resulted from additions for prior year tax positions of $5.0 million. As of December 31, 2011, the uncertain income tax position balance was $7.1 million. This resulted in a net tax charge even though on a consolidated basis the Company incurred a pre-tax loss.

Equity in Net Earnings

Equity in net losses for the year ended December 31, 2011 include the Company’s proportional share of net income from its investment in the Moet Hennessey Russia Joint Venture for the period from January 1, 2011 to March 30, 2011 and Whitehall for the period from January 1, 2011 to February 7, 2011.

Year ended December 31, 2010 compared to year ended December 31, 2009

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Year ended December 31,
	2010	2009
	(Restated)
Sales	$1,563,100	$1,532,352
Excise taxes	(860,969)	(842,938)
Net sales	702,131	689,414
Cost of goods sold	392,461	340,482

Gross profit	309,670	348,932

Selling, general and administrative expenses	235,412	144,158
Impairment charges	131,849	20,309

Operating income / (loss)	(57,591)	184,465

Non operating income / (expense), net
Interest expense, net	(101,325)	(73,468)
Other financial income / (expense), net	3,024	25,193
Amortization of deferred charges	0	(38,501)
Other non operating expenses, net	(13,879)	(934)

Income/(loss) before taxes, equity in net income from unconsolidated investments	(169,771)	96,755

Income tax benefit / (expense)	26,717	(18,495)
Equity in net earnings / (losses) of affiliates	13,386	(5,583)

Income / (loss) from continuing operations	(129,668)	72,677

Discontinued operations
Income / (loss) from operations of distribution business	(8,442)	9,410
Income tax benefit / (expense)	37	(1,050)

Income / (loss) on discontinued operations	(8,405)	8,360

Net income / (loss)	(138,073)	81,037

Less: Net income attributable to noncontrolling interests in subsidiaries	0	2,708
Net income / (loss) attributable to CEDC	$(138,073)	$78,329

Income / (loss) from continuing operations per share of common stock, basic	$(1.85)	$1.35
Income / (loss) from discontinued operations per share of common stock, basic	$(0.12)	$0.16

Income / (loss) from operations per share of common stock, basic	$(1.97)	$1.51

Income / (loss) from continuing operations per share of common stock, diluted	$(1.85)	$1.35
Income / (loss) from discontinued operations per share of common stock, diluted	$(0.12)	$0.15

Income / (loss) from operations per share of common stock, diluted	$(1.97)	$1.50
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(61,155)	129,182

Comprehensive income / (loss)	$(199,228)	$210,219

Net Sales

Total net sales increased by approximately 1.8%, or $12.7 million, from $689.4 million for the twelve months ended December 31, 2009 to $702.1 million for the twelve months ended December 31, 2010. The increase was driven primarily by the consolidation of Russian Alcohol during the full period in 2010, as it was not consolidated in the first quarter of 2009, resulting in an increase of $80 million. This increase was offset by reduction of sales in each of our markets further discussed below. Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Sales Twelve months ended December 31,
	2010	2009
	(Restated)
Segment
Poland	$225,281	$258,727
Russia	446,329	394,102
Hungary	30,521	36,585

Total Net Sales	$702,131	$689,414

Sales for Poland decreased by $33.4 million from $258.7 million for the twelve months ended December 31, 2009 to $225.3 million for the twelve months ended December 31, 2010. This decrease was driven mainly by an overall reduction of the vodka market impacted by the mourning associated with the presidential death in April 2010, the extreme heat during the summer months as well as an overall soft alcohol beverage sector. On top of an estimated 5% drop in the overall vodka market in Poland, the Company lost approximately 3% of market share. In November 2010, the Company launched a new product, Żubrówka Biała (White Zubrowka) which has been very positively received by the market, resulting in a December 2010 market share of 2.3% in volumes and 2.1% in value terms of total vodka market following its initial launch. However since this product was only launched at the back end of the year, the impact of this launch was not enough to make up for the lower volumes incurred earlier in the year. Additionally the product was initially launched together with significant marketing spend in the form of rebates which reduced the impact the incremental sales had on net sales revenue and negatively impacted gross margin. These introductory market support programs which we began in November 2010 were however discontinued at the end of December, 2010. We also took the decision to invest more behind our other core vodka brands during the last half of the fourth quarter to start to reverse a two year slide of market share. These investments had an impact on the profitability in 2010, however we were encouraged by the initial market share results which saw our market share grow from 20.2% in November 2010 to 25.2% in January 2011. Further increasing the drop in sales value was the impact of channel mix in the market. The Polish market also saw a large increase of sales going through the key account and discounter channels and drop in sales through traditional accounts and small shops. The rebates given to key accounts and discounters are higher than those received by other channels thus further reducing our sales value as well as impacting gross margin.

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

Sales for Russia increased by $52.2 million from $394.1 million for the twelve months ended December 31, 2009 to $446.3 million for the twelve months ended December 31, 2010. This increase was driven by a combination of the strengthening of the Russian ruble against the U.S. dollar for the first three quarters of 2010 which accounted for approximately $5.2 million of the increase and the consolidation of Russian Alcohol which was completed in April 2009, which accounted for approximately $80.0 million of the increase. The increase was partially offset due to decreases in our sales in Russia which we believe resulted from higher trade marketing spend and the heat wave in the summer as well as delays in obtaining excise stamps in November as described earlier. Our underlying liter volume sales in Russia were generally flat for 2010 as compared to 2009 in the overall vodka market that we estimated declined by 4%–5% we were one of the few vodka companies in Russia to grow market share during the year. Although we were able to gain market share, our sales value declined by approximately 3% due to the impact of product sales mix as well as higher trade marketing spend. With regards to mix, as we had higher sales growth of our lower priced brands such as Yamskaya, Urozhay and Gerbovaya as compared to our more premium and mainstream products. These lower priced economy products contribute less to both net sales revenue and gross margins than the higher priced mainstream and premium products. Higher trade marketing, which was recorded as a reduction of net sales revenue, was incurred to incentive customers in December 2010 following our production delays due to a lack of excise stamps as described above. For our Russian business, export sales increased by 68% in volume terms in 2010 as compared to the prior year to 1.4 million cases, driven primarily to sales to the Ukraine which grew by 265% to 0.75 million cases in 2010. Exports represent 7.7% of our sales volume of Russia.

The Hungarian sales decline was driven mainly by the soft consumer environment and an excise tax increase on January 1, 2010, which accounted for approximately $4.8 million of the total decrease of $6.1 million, as well as weakening of the Hungarian forint versus U.S. dollar in 2010 which resulted in $1.3 million of sales decrease in U.S. dollar terms.

Gross Profit

Total gross profit decreased by approximately 11.2%, or $39.2 million, to $309.7 million for the twelve months ended December 31, 2010, from $348.9 million for the twelve months ended December 31, 2009.

Gross profit margins as a percentage of net sales declined by 6.5 percentage points from 50.6% to 44.1% for the twelve months ended December 31, 2010 as compared to the twelve months ended December 31, 2009. This decline was primarily driven by the factors noted above, impacting our sales value, namely channel mix higher market investments and the Żubrówka Biała product launch in Poland, product mix and excise stamp delays in Russia as well as higher spirit pricing in both segments. The increase in spirit cost in August 2010 and towards the end of 2010 resulted in an increase in cost of goods sold by approximately $9.5 million.

Operating Expenses

Total operating expenses increased by approximately 123.3%, or $202.8 million, from $164.5 million for the twelve months ended December 31, 2009 to $367.3 million for the twelve months ended December 31, 2010. The factors contributing to this increase were the full year consolidation of the Russian Alcohol Group of $30.7 million of additional operating expenses, a prior year one-off benefit from the fair value adjustment of $48.6 million (described further below), impairment charges in Poland and one-time costs associated with the integration of the Russian Alcohol Group and Parliament in Russia of $11.0 million. These cost increases were offset by the underlying cost savings of the integration of $18.4 million and the impact of foreign exchange rates of approximately $2.0 million.

For comparability of costs between periods, operating expenses after excluding the fair value adjustments incurred in 2009 as well as impairment charges taken in 2009 and 2010 are shown separately in the table below. As a percentage of net sales they slightly increased from 28.0% for the year ended December 31, 2009 to 33.5% for the year ended December 31, 2010. Operating expenses net of fair value adjustments, impairment charges and Corporate overheads increased by $42.6 million, from $192.8 million for the year ended December 31, 2009 to $235.4 million for the year ended December 31, 2010. The increase was mainly due to full year consolidation of the Russian Alcohol Group in 2010 in comparison to 9 months period of consolidation in 2009 resulting in lower costs in 2009 by $30.7 million. This was partially offset by cost reduction programs implemented in Poland and Russia as well as lower sales as compared to the same quarter in the prior year. The table below sets forth the items of operating expenses.

	Year Ended December 31,
	2010 (Restated)	2009 *
S,G&A	$192,261	$149,322
Marketing	35,149	36,863
Depreciation and amortization	8,002	6,578

Sub-Total	235,412	192,763
Impairment charges in Poland	131,849	20,309
Fair value adjustments	0	(48,605)

Total operating expense	$367,261	$164,467

*	The year 2009 does not consolidate a full year of costs for the Russian Alcohol Group as the Company began to consolidate this from the 2nd quarter of 2009 only. Total operating expenses excluding impairment charges were $235.4 million for the twelve months ended December 31, 2010, as compared to an equivalent value of $224.7 million for the twelve months ended December 31, 2009 including $30.7 million costs from Russian Alcohol for the first quarter of 2010.

The Company recognized impairment charges of $131.8 million for the twelve months ended December 31, 2010 related predominately to the Absolwent brand in Poland, and an impairment charge $20.3 million for the twelve months ended December 31, 2009 related to the Bols brand in Poland.

S,G&A increased by approximately 28.8%, or $43.0 million, from $149.3 million for the twelve months ended December 31, 2009 to $192.3 million for the twelve months ended December 31, 2010. The change in total SG&A was primarily caused by the factors mentioned above, offset by cost savings initiatives.

Operating Income

Total operating income decreased by approximately 131.2%, or $242.1 million, from income of $184.5 million for the twelve months ended December 31, 2009 to loss of $57.6 million for the twelve months ended December 31, 2010. However, excluding the impact of impairment charges in 2010 and 2009 as well as the fair value adjustments incurred in 2009, the underlying operating profit went from $164.5 million to $82.7 million. Fair value adjustments recorded in 2009 include a one-time gain on the re-measurement of previously held equity interests in Russian Alcohol at the time of consolidation of $225.6 million, offset by $162.0 million of one-off charges related to non amortized discount of deferred consideration resulting from accelerated buyout of Lion’s interest in Russian Alcohol and a contingent consideration true-up of $15.0 million.

Excluding the impact of the gain, the impairment and true-up of contingent consideration described above, as a percent of net sales, operating profit margin decreased from 23.9% to 11.8%. The table below summarizes the segmental split of operating profit.

	Year ended December 31,
	2010	2009
	(Restated)
Segment
Poland	$28,478	$67,675
Russia	48,805	90,696
Hungary	5,442	6,149

Sub-Total	82,725	164,520
Impairment charges	(131,849)	(20,309)
Fair value adjustments	0	48,605
Corporate overhead
General corporate overhead	(5,261)	(4,569)
Option expense	(3,206)	(3,782)

Total operating income/(loss)	$(57,591)	$184,465

Underlying operating income in Poland decreased by approximately 57.9%, or $39.2 million, from $67.7 million for the twelve months ended December 31, 2009 to $28.5 million for the twelve months ended December 31, 2010. The operating income in Russia decreased by approximately 46.2%, or $41.9 million, from $90.7 million for the twelve months ended December 31, 2009 to $48.8 million for the twelve months ended December 31, 2010. The changes in operating income in both of these segments were driven by all of the factors described above.

In Hungary operating income margins remained constant with sales.

Non Operating Income and Expenses

Total interest expense increased by approximately 37.8%, or $27.8 million, from $73.5 million for the twelve months ended December 31, 2009 to $101.3 million for the twelve months ended December 31, 2010. This increase is mainly a result of the additional interest from the Senior Secured Notes due 2016. The incremental borrowings were used primarily to finance the remaining buy out of Russian Alcohol which was completed in January 2010.

The Company recognized $3.0 million of foreign exchange rate gains in the twelve months ended December 31, 2010, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $25.2 million in the twelve months ended December 31, 2009. This decrease resulted from the appreciation of the Polish zloty and Russian ruble against the U.S. dollar and Euro.

Total other non operating expenses increased by $13.0 million, from $0.9 million for the twelve months ended December 31, 2009 to $13.9 million for the twelve months ended December 31, 2010. This increase is mainly a result of the one-time charge of $14.1 million related to the early call premium when the Senior Secured Notes due 2012 were repaid early in January 2010. Further increase was due to the write-off of the unamortized offering costs related to the Senior Secured Notes due 2012 as well as the professional services expense incurred in connection with the sale of the distribution business in Poland which was offset with the dividend received. The table below summarizes the split of other non operating expenses.

	Year ended December 31,
	2010 (Restated)	2009
Early redemption call premium	$(14,115)	$0
Write-off of unamortized offering costs	(4,076)	0
Dividend received	7,642	0
Professional service expenses related to the sale of the distribution	(2,000)	0
Other gains / (losses)	(1,330)	(934)

Total other non operating income / (expense), net	$(13,879)	$(934)

Income Tax

Our effective tax rate for the twelve months ended December 31, 2010 was 15.7%, which is driven by the statutory tax rates of 19% in Poland and 20% in Russia. The difference between the statutory and effective tax rates was primarily due to permanent tax differences.

Equity in Net Earnings

Equity in net earnings for the twelve months ended December 31, 2010 include Company’s proportional share of net income from its investments in the Whitehall Group. Total results of equity investments attributable to CEDC increased from loss of $5.6 million for the twelve months ended December 31, 2009 to income of $13.4 million for the twelve months ended December 31, 2010. This increase is mainly a result of the foreign exchange losses that Russian Alcohol incurred during the first quarter of 2009 as Russian Alcohol was still consolidated under equity method for this period.

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

	Twelve months ended December 31, 2011	Twelve months ended December 31, 2010	Twelve months ended December 31, 2009
	(Restated)	(Restated)
Cash flow from / (used) in operating activities	$29,986	$(28,117)	$89,752
Cash flow from / (used) in investing activities	(56,873)	464,921	(1,067,129)
Cash flow from / (used) in financing activities	10,091	(426,840)	997,964

Management views and performs analysis of financial and non financial performance indicators of the business by segments that are split by countries. The extensive analysis of indicators such as sales value in local currencies, gross margin and operating expenses by segment is included in the MD&A section of this Form 10-K/A.

Fiscal year 2011 cash flow

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Overall cash flow from operating activities increased from cash utilization of $28.1 million for the year ended December 31, 2010 to cash generation of $30.0 million for the year ended December 31, 2011. The primary factors contributing to this higher cash generation in 2011 were due to the factoring program entered into in Poland which greatly improved the cash flow cycle. For the year ended December 31, 2011 the Company had $74.6 million of cash inflows from accounts receivable collection as compared to an inflow of $25.4 million for the year ended December 31, 2010.

Overall working capital movements of accounts receivable, inventory and accounts payable provided approximately $85.8 million of cash during the year ended December 31, 2011. Days sales outstanding (“DSO”) as of December 31, 2011 amounted to 79 days. The number of days in inventory as of December 31, 2011 amounted to 81 days. In addition, the ratio of our current assets to current liabilities, net of inventories, amounted to 1.15 as of December 31, 2011.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets. Net cash outflows for the year ended December 31, 2011 was $56.9 million as compared to an inflow of $464.9 million for the year ended December 31, 2010. This outflow primarily represents the cash obligations paid as a result of the February 2011 acquisition of Whitehall of $36.8 million, net of cash acquired on consolidation, payment for the acquisition of the Kauffman Vodka trademark of $17.5 million, and payment of the remaining part of deferred consideration for Russian Alcohol Group of $5 million offset by proceeds received from disposal of the Moet Hennessy Joint Venture of $17.7 million.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash generated in financing activities was $10.1 million for the year ended December 31, 2011 as compared to an outflow of $426.8 million for the year ended December 31, 2010. The primary use in the year ended December 31, 2011 was repayment of loans by the Company offset by certain loans drawn in Russia. For details see Note 15 to the Condensed Consolidated Financial Statements.

Fiscal year 2010 cash flow

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Overall cash flow from operating activities declined from cash generation of $89.8 million for the twelve months ended December 31, 2009 to cash utilization of $28.1 million for the twelve months ended December 31, 2010. The primary factors contributing to this lower cash generation in 2010 are due to the lower underlying operating profit of the company, which was described earlier and higher interest expense, together with certain one-off cash outflows in 2010 of $32.0 million. The one-off cash outflows incurred in 2010 include accrued interest of $12.0 million paid when the Senior Secured Notes due 2012 were repaid in January, 2010 and a $20.0 million cash bonus paid to certain members of the current and former management team at the Lion/Russian Alcohol Group which were due to be paid upon a change of control to CEDC. Due to the timing of the repayment of the 2012 Senior Secured Notes, in effect, the Company incurred a double cash charge of interest during this period.

Overall working capital movements of accounts receivable, inventory and accounts payable utilized approximately $43.7 million of cash during the twelve months ending December 31, 2010. Days sales outstanding (“DSO”) decreased from 83 days as of December 31, 2009 to 76 days as of December 31, 2010. The number of days in inventory decreased from at approximately 99 days as of December 31, 2009 to approximately 85 days as of December 31, 2010, mainly due to improved inventory management . In addition, the ratio of our current assets to current liabilities, net of inventories, has increased from 1.22 in 2009 to 1.73 in 2010, due to the factors including a reduction in short term liabilities primarily bank loans of $35.0 million as well as other accrued liabilities of $36.0 million. The reduction of other accrued liabilities was primarily due to the payment of the $20 million accrual for cash bonuses paid to certain members of the current and former management team at the Lion/Russian Alcohol Group which were due to be paid upon a change of control to CEDC. Additionally impacting the ratio was the impact from the settlement of the restricted cash balance recorded as of December 31, 2009 of $481 million which was settled against the balances for deferred consideration and short term obligations due under the Senior Secured Notes, which occurred in January, 2010. An additional factor that had an impact on the ratio was the sale of the distribution business in Poland which resulted in the elimination of the balances reflected in the current assets and liabilities of discontinued operations as at December 31, 2009.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets as well as the release of cash from escrow. Net cash inflows for the twelve months ended December 31, 2010 was $464.9 million. In December 2009, the Company funded into escrow a portion of the proceeds from the 2016 Senior Notes issued to be used to repay the 2012 Senior Notes as well as the remaining cash portion of the deferred consideration to Lion Capital related to the acquisition of Russian Alcohol. These funds were then released in January 2010 resulting in a cash inflow from restricted cash of $481.4 million. The $128.5 million of cash out flow primarily represents the remaining cash obligations paid as a result of the final buy out of Russian Alcohol completed in January 2010, of which $100 million came from the release of restricted cash. Another $6 million of cash was used to purchase the Urozhay trade mark in Russia. Additionally the Company received $124.2 million from Eurocash as compensation from disposal of the distribution business.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash used in financing activities was $426.8 million for the twelve months ended December 31, 2010 as compared to an inflow of $998.0 million for the twelve months ended December 31, 2009. The primary uses in the twelve months ended December 31, 2010 were repayment of 2012 Senior Notes for $367.9 million which includes $353.8 million of principal and 4% early redemption premium of $14.1 million.

The Company’s Future Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As discussed further in Note 15, certain credit and factoring facilities are coming due in 2012, which the Company expects to renew, however, no assurances can be given. Furthermore, our Convertible Senior Notes (the “Convertible Notes”) are due and payable on March 15, 2013. Our current cash on hand, estimated cash from operations and available credit facilities will not be sufficient to make the repayment on the 2013 Convertible Notes and the Company may default on the Convertible Notes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is evaluating several plans to deal with these issues, including a strategic alliance with Russian Standard Corporation and its principal equity owner, Mr. Roustam Tariko, other strategic investors, sales of certain assets, an exchange of the Convertible Notes for other debt and/or equity instruments and issuing new equity, and believes a combination of one or more of these options could be implemented. The Board and the management of the Company believe that all strategic alternatives should be evaluated, and is not ruling out any transaction that is in the best interests of stockholders. While we believe that the Company should be able to redeem and/or refinance the Convertible Notes before March 15, 2013, including by way of a potential exchange of securities, there can be no assurance regarding these matters or whether or on what terms or at what funding cost we may be able to implement any of the plans described in this paragraph or other options that we may pursue. Under the terms of the Indenture for our Senior Secured Notes due 2016, we expect that any indebtedness we incur in exchange for, or to redeem or refinance, all or a portion of the Convertible Notes will be required to be incurred as permitted refinancing indebtedness (a term defined in the Indenture); as a result, the terms of the indenture may limit our ability to enter into agreements that contain limitations on dividends (and certain payments having similar effects) payable to the Company (or its subsidiaries) by its subsidiaries. Any failure to pay the Convertible Notes would also be an event of default under our Senior Secured Notes due 2016 and the terms of our other indebtedness. Such events would jeopardize our ability to continue as a going concern Notwithstanding the foregoing, we believe that cash on hand, cash from operations and available credit facilities will be sufficient to fund our anticipated cash requirements for working capital purposes and normal capital expenditures, and that we will remain in compliance with the financial covenants contained in our debt agreements, for at least the next twelve months. The Company’s cash flow forecasts used in making this determination include the assumption that certain credit and factoring facilities that are coming due in 2012 will be renewed to manage the Company’s working capital needs.

For additional information, see also “Risk Factors—Risks Relating to Our Indebtedness—We may not be able to make the required payments upon maturity of our Convertible Senior Notes due March 15, 2013, and our auditors have expressed a view that there is substantial doubt about the Company’s ability to continue as a going concern,” “—Our substantial debt could adversely affect our financial condition or results of operations and prevent us from fulfilling our obligations thereunder” and “ —We require a significant amount of cash to service our indebtedness”, and Note 1 (Organization and Significant Accounting Policies—Liquidity) to our financial statements included in Item 8 of this annual report on Form 10-K/A.

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

Pursuant to the SPA, among other things and upon the terms and subject to the conditions contained therein, on February 7, 2011 (a) Polmos Bialystok(i) received 1,500 Class B shares of Peulla Enterprises Limited, a private limited liability company organized under the laws of Cyprus and the parent of WHL Holdings Limited (“Peulla“), representing the remainder of the economic interests in Peulla not owned by Polmos and (ii) delivered to Seller and Kaufman an aggregate $68.5 million in cash in immediately available funds; and (b) the Company (i) received 3,751 Class A shares of Peulla, representing the remainder of the voting interests in Peulla not owned by the Company or Polmos and (ii) issued to Kaufman 959,245 shares of the Company’s common stock, par value $0.01 per share. The issued shares had an aggregate value of $23.0 million based on the 30 day volume weighted average price of a share of our common stock on the day prior to the closing. In addition, if the aggregate value of such shares (based on the lower of the trading price of a share of our common stock or the 10 day volume weighted average price) is less than $23.0 million on the day prior to filing a registration statement for resale of the shares or the day shares are sold under Rule 144 of the Securities Act, the recipient of such shares is entitled to a payment in cash equal to such difference in value. Such amount is not yet determinable.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(unaudited)
	($ in thousands)
Long-term debt obligations	$1,236,734	$0	$304,645	$932,089	$0
Interest on long-term debt	412,755	93,296	158,460	160,999	0
Short-term debt obligations	85,762	85,762	0	0	0
Interest on short-term debt	3,520	3,520	0	0	0
Operating leases	46,182	11,670	26,000	8,512	0
Capital leases	1,641	1,109	532	0	0
Contracts with suppliers	7,867	7,684	183	0	0

Total	$1,794,461	$203,041	$489,820	$1,101,600	$0

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

Revenue Dilution

As part of normal business terms with customers, the Company provides for additional discounts and rebates off our standard list price for all of the products we sell. These revenue reductions are documented in our contracts with our customers and are typically associated with annual or quarterly purchasing levels as well as payment terms. These rebates are divided into on-invoice and off-invoice discounts. The on-invoice reductions are presented on the sales invoice and deducted from the invoice gross sales value. The off-invoice reductions are calculated based on the analysis performed by management and are provided for in the same period the related sales are recorded. Discounts or fees that are subject to contractual based term arrangements are amortized over the term of the contract. For the years ended December 31, 2011, 2010 and 2009, the Company recognized $149.9 million, $184.2 million and $112.8 million of off invoice rebates as a reduction to net sales, respectively.

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

Goodwill

Goodwill and certain intangible assets having indefinite lives are not subject to amortization. Their book values are tested annually for impairment, or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired, which could result from significant adverse changes in the business climate and declines in the value of our business. Such indicators may include a sustained decline in our stock price; a decline in our expected future cash flows; adverse change in the economic or business environment; the testing for recoverability of a significant asset group, among others. Fair value measurement techniques, such as the discounted cash flow methodology, are utilized to assess potential impairments. The testing of goodwill is performed at each reporting unit level. The Company performs impairment test in two stages. If the first stage does not indicate that the carrying values of the reporting unit exceeds it’s fair values, the second stage is not required. When the first stage indicates potential impairment, the Company completes the second stage of the impairment test and compares the implied fair value of the reporting units goodwill to the corresponding carrying value of goodwill. See Note 11 to the Consolidated Financial Statements for further details.

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

In order to support value of trademarks the Company calculates the fair value of trademarks using a discounted cash flow approach based on five year forecast discounted to present value. See Note 12 for further details.

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

As more fully discussed in Note 2, the Company has restated the accompanying consolidated financial statements as of December 31, 2011 and for the year then ended to correct certain errors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Central European Distribution Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012, except for the material weaknesses identified during the restatement described in the final sentence of the fifth paragraph of that report, as to which the date is October 4, 2012, expressed an adverse opinion thereon.

/s/ Ernst & Young Audit sp. z o.o.
Warsaw, Poland

February 29, 2012, except for the effect of the restatement discussed in Note 2, as to which the date is October 4, 2012.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following four material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls over the financial statement close process and the development of management estimates. In addition, in conjunction with the restatement described in Note 2 of Notes to Consolidated Financial Statements, Management has identified material weaknesses in controls over recording retroactive trade rebates and trade marketing refunds and implementation of the Company’s policy on compliance with applicable laws.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Central European Distribution Corporation. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2011 consolidated financial statements and this report does not affect our report dated February 29, 2012, except for the effect of the restatement discussed in Note 2, as to which the date is October 4, 2012, which expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding Central European Distribution Corporation’s ability to continue as a going concern.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Central European Distribution Corporation has not maintained effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

/s/ Ernst & Young Audit sp. z o.o.
Warsaw, Poland

February 29, 2012, except for the effects of the material weaknesses described in the final sentence of the fifth paragraph above, as to which the date is October 4, 2012.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Central European Distribution Corporation

In our opinion, the consolidated balance sheet as of December 31, 2010 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2010 present fairly, in all material respects, the financial position of Central European Distribution Corporation (“CEDC” or the “Company”) and its subsidiaries at December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 4 and 5 to the consolidated financial statements, the Company changed the method of accounting for the Whitehall Group from consolidation to the equity method and its presentation of the distribution business to discontinued operations in 2010.

As discussed in Note 2, the Company has restated its 2010 financial statements to correct for errors.

/s/ PricewaterhouseCoopers sp. z o.o.
Warsaw, Poland

March 1, 2011, except for the effects of the restatement discussed in Note 2 to the consolidated financial statements, as to which the date is October 4, 2012

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED BALANCE SHEETS

Amounts in columns expressed in thousands

(except share and per share information)

	December 31, 2011	December 31, 2010
	(Restated, see note 2)	(Restated, see note 2)
ASSETS
Current Assets
Cash and cash equivalents	$94,410	$122,116
Accounts receivable, net of allowance for doubtful accounts at December 31, 2011 of $24,510 and at December 31, 2010 of $20,863	410,866	433,168
Inventories	117,690	91,874
Prepaid expenses	16,538	9,536
Other current assets	23,020	24,218
Deferred income taxes	4,717	80,956
Debt issuance costs	2,962	2,739

Total Current Assets	670,203	764,607

Intangible assets	463,848	627,342
Goodwill	670,294	1,452,986
Property, plant and equipment, net	176,660	189,880
Deferred income taxes, net	21,488	44,028
Equity method investment in affiliates	0	243,010
Debt issuance costs	13,550	16,656
Non-current assets held for sale	675	8,614

Total Non-Current Assets	1,346,515	2,582,516

Total Assets	$2,016,718	$3,347,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$144,797	$92,840
Bank loans and overdraft facilities	85,762	45,359
Income taxes payable	9,607	5,708
Taxes other than income taxes	189,515	182,343
Other accrued liabilities	48,208	57,901
Current portions of obligations under capital leases	1,109	758
Deferred consideration	0	5,000

Total Current Liabilities	478,998	389,909
Long-term obligations under capital leases	532	1,175
Long-term obligations under Convertible Senior Notes	304,645	299,122
Long-term obligations under Senior Secured Notes	932,089	951,636
Long-term accruals	2,000	2,767
Deferred income taxes	91,128	169,318
Commitments and contingencies (Note 18)

Total Long-Term Liabilities	1,330,394	1,424,018
Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 72,740,302 and 70,752,670 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively)	727	708
Preferred Stock ($0.01 par value, 1,000,000 shares authorized, none issued and outstanding)	0	0
Additional paid-in-capital	1,369,471	1,343,639
(Accumulated deficit) / Retained earnings	(1,197,884)	125,500
Accumulated other comprehensive income	35,162	63,499
Less Treasury Stock at cost (246,037 shares at December 31, 2011 and December 31, 2010, respectively)	(150)	(150)

Total Stockholders’ Equity	207,326	1,533,196

Total Liabilities and Stockholders’ Equity	$2,016,718	$3,347,123

The accompanying notes are an integral part of the consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in columns expressed in thousands

(except per share information)

	Year ended December 31,
	2011	2010	2009
	(Restated, see note 2)	(Restated, see note 2)
Sales	$1,737,996	$1,563,100	$1,532,352
Excise taxes	(908,430)	(860,969)	(842,938)
Net sales	829,566	702,131	689,414
Cost of goods sold	530,495	392,461	340,482

Gross profit	299,071	309,670	348,932

Selling, general and administrative expenses	262,175	235,412	192,763
Consideration true-up	0	0	15,000
Gain on remeasurement of previously held equity interests	(7,898)	0	(63,605)
Impairment charge	1,057,819	131,849	20,309

Operating income / (loss)	(1,013,025)	(57,591)	184,465

Non operating income / (expense), net
Interest income / (expense), net	(110,158)	(101,325)	(73,468)
Other financial income / (expense), net	(139,069)	3,024	25,193
Amortization of deferred charges	0	0	(38,501)
Other non operating income / (expense), net	(17,910)	(13,879)	(934)

Income / (loss) before taxes and equity in net income from unconsolidated investments	(1,280,162)	(169,771)	96,755

Income tax benefit / (expense)	(35,276)	26,717	(18,495)
Equity in net income / (losses) of affiliates	(7,946)	13,386	(5,583)

Income / (loss) from continuing operations	(1,323,384)	(129,668)	72,677

Discontinued operations
Income / (loss) from operations	0	(8,442)	9,410
Income tax benefit / (expense)	0	37	(1,050)

Income / (loss) on discontinued operations	0	(8,405)	8,360

Net income / (loss)	(1,323,384)	(138,073)	81,037

Less: Net income attributable to noncontrolling interests in subsidiaries	0	0	2,708

Net income / (loss) attributable to CEDC	(1,323,384)	(138,073)	78,329

Income / (loss) from continuing operations per share of common stock, basic	$(18.34)	$(1.85)	$1.35
Income / (loss) from discontinued operations per share of common stock, basic	$0.00	$(0.12)	$0.16

Net income / (loss) from operations per share of common stock, basic	$(18.34)	$(1.97)	$1.51
Income / (loss) from continuing operations per share of common stock, diluted	$(18.34)	$(1.85)	$1.35
Income / (loss) from discontinued operations per share of common stock, diluted	$0.00	$(0.12)	$0.15

Net income / (loss) from operations per share of common stock, diluted	$(18.34)	$(1.97)	$1.50
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(28,337)	(61,155)	129,182

Comprehensive income/(loss)	$(1,351,721)	$(199,228)	$210,219

The accompanying notes are an integral part of the consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

Amounts in columns expressed in thousands

(except per share information)

	Common Stock								Accumulated other comprehensive	Accumulated other comprehensive	Non-
	Common Stock		Preferred Stock		Treasury Stock		Additional		income	income	controlling
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	Retained Earnings	of continuing operations	of discontinued operations	interest in subsidiaries	Total
Balance at December 31, 2008	47,345	$473	0	$0	246	($150)	$816,490	$186,588	($39,170)	$29,280	$14,606	$1,008,117

Net income / (loss) for 2009	0	0	0	0	0	0	0	78,329	0	0	2,708	81,037
Foreign currency translation adjustment	0	0	0	0	0	0	0	0	122,164	11,036	(4,018)	129,182

Comprehensive income / (loss) for 2009	0	0	0	0	0	0	0	78,329	122,164	11,036	(1,310)	210,219
Common stock issued in public placement	17,935	179	0	0	0	0	486,967	0	0	0	0	487,146
Common stock issued in connection with options	63	1	0	0	0	0	4,634	0	0	0	0	4,635
Common stock issued in connection with acquisitions	4,069	41	0	0	0	0	81,156	0	0	0	0	81,197
Acquisition of Russian Alcohol Group	0	0	0	0	0	0	0	0	0	0	50,000	50,000
Purchase of Russian Alcohol Group shares from noncontrolling interest	0	0	0	0	0	0	(29,401)	0	0	0	(52,382)	(81,783)
Purchase of Whitehall Group shares from noncontrolling interest	0	0	0	0	0	0	(20,195)	0	0	0	0	(20,195)
Gross up on trademarks in Parliament	0	0	0	0	0	0	0	0	0	0	15,993	15,993
Purchase of Parliament Group shares from noncontrolling interest	0	0	0	0	0	0	(43,260)	0	0	0	(26,907)	(70,167)
Balance at December 31, 2009	69,412	$694	0	$0	246	($150)	$1,296,391	$264,917	$82,994	$40,316	$0	$1,685,162

Cumulative effect of restatement of opening balance	0	0	0	0	0	0	0	(1,344)	1,344	0	0	0
Net income / (loss) for 2010	0	0	0	0	0	0	0	(138,073)	0	0	0	(138,073)
Foreign currency translation adjustment	0	0	0	0	0	0	0	0	(20,839)	(40,316)	0	(61,155)

Comprehensive income for 2010	0	0	0	0	0	0	0	(139,417)	(19,495)	(40,316)	0	(199,228)
Common stock issued in connection with options	263	3	0	0	0	0	5,915	0	0	0	0	5,918
Common stock issued in connection with acquisitions	1,078	11	0	0	0	0	41,333	0	0	0	0	41,344
Balance at December 31, 2010 (restated)	70,753	$708	0	0	246	($150)	$1,343,639	$125,500	$63,499	$0	$0	$1,533,196

Net loss for 2011	0	0	0	0	0	0	0	(1,323,384)	0	0	0	(1,323,384)
Foreign currency translation adjustment	0	0	0	0	0	0	0	0	(28,337)	0	0	(28,337)

Comprehensive loss for 2011	0	0	0	0	0	0	0	(1,323,384)	(28,337)	0	0	(1,351,721)
Common stock issued in connection with options	90	1	0	0	0	0	2,676	0	0	0	0	2,677
Common stock issued in connection with acquisitions	1,897	18	0	0	0	0	23,156	0	0	0	0	23,174
Balance at December 31, 2011 (restated)	72,740	$727	0	0	246	($150)	$1,369,471	$(1,197,884)	$35,162	$0	$0	$207,326

The accompanying notes are an integral part of the consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Amounts in columns expressed in thousands

	Year ended December 31,
	2011	2010	2009
	(Restated, see note 2)	(Restated, see note 2)
Cash flows from operating activities of continuing operations
Net income / (loss)	$(1,323,384)	$(138,073)	$81,037
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Net loss from discontinued operations	0	8,405	(8,360)
Depreciation and amortization	19,718	16,947	11,274
Deferred income taxes	36,806	(40,800)	(34,941)
Unrealized foreign exchange (gains) / losses	138,845	(2,911)	(38,760)
Cost of debt extinguishment	0	14,114	0
Stock options fair value expense	2,605	3,206	3,782
Dividends received	0	10,859	10,868
Hedge fair value revaluation	0	0	9,160
Equity (income)/loss in affiliates	7,946	(13,386)	5,583
Gain on fair value remeasurement of previously held equity interest	(7,898)	0	(32,727)
Impairment charge	1,057,819	131,849	20,309
Amortization of deferred charges	0	0	38,501
Impairments related to assets held for sale	7,355	0	0
Other non cash items	4,345	25,343	(1,175)
Changes in operating assets and liabilities:
Accounts receivable	74,606	25,399	(21,433)
Inventories	(7,413)	(4,024)	35,590
Prepayments and other current assets	(2,357)	1,966	27,906
Trade accounts payable	16,519	(16,874)	(92,552)
Other accrued liabilities and payables (including taxes)	4,474	(50,137)	75,690

Net cash provided by operating activities from continuing operations	29,986	(28,117)	89,752
Cash flows from investing activities of continuing operations
Purchase of fixed assets	(15,094)	(6,194)	(16,080)
Proceeds from the disposal of fixed assets	511	0	3,874
Purchase of intangibles (licenses)	(693)	0	0
Changes in restricted cash	0	481,419	(481,419)
Purchase of trademarks	(17,473)	(6,000)	0
Disposal of subsidiaries	0	124,160	0
Acquisitions of subsidiaries, net of cash acquired	(24,124)	(128,464)	(573,504)

Net cash provided by / (used in) investing activities from continuing operations	(56,873)	464,921	(1,067,129)
Cash flows from financing activities of continuing operations
Borrowings on bank loans and overdraft facility	57,512	63,853	5,810
Payment of bank loans, overdraft facility and other borrowings	(47,417)	(174,251)	(112,084)
Payment of long-term borrowings	0	(19,098)	(265,517)
Net borrowings of Senior Secured notes	0	67,561	929,569
Payment of Senior Secured Notes	0	(367,954)	0
Repayment of obligation to former shareholders	0	0	(28,814)
Hedge closure	0	0	(14,417)
Decrease in short term capital leases payable	(76)	(501)	(535)
Issuance of shares in public placement	0	0	490,974
Transactions with equity holders	0	0	(7,876)
Options exercised	72	3,550	854

Net cash provided by / (used in) financing activities from continuing operations	10,091	(426,840)	997,964

Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	0	2,806	19,527
Net cash provided by investing activities of discontinued operations	0	(330)	(2,596)
Net cash provided by financing activities of discontinued operations	0	100	(11,656)

Net cash used in discontinued operations	0	2,576	5,275

Adjustment to reconcile the change in cash balances of discontinued operations	0	(2,576)	(5,275)
Currency effect on brought forward cash balances	(10,910)	(14,287)	21,213
Net increase / (decrease) in cash	(27,706)	(4,323)	41,800
Cash and cash equivalents at beginning of period	122,116	126,439	84,639

Cash and cash equivalents at end of period	$94,410	$122,116	$126,439

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$23,174	$41,344	$81,197

Supplemental disclosures of cash flow information
Interest paid	$103,836	$111,535	$68,865
Income tax paid	$5,139	$29,544	$16,270

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

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As discussed further in Note 15, our Convertible Senior Notes (the “Convertible Notes”) are due on March 15, 2013. Our current cash on hand, estimated cash from operations and available credit facilities will not be sufficient to make the repayment and the Company may default on the Convertible Notes. The Company’s cash flow forecasts include the assumption that certain credit and factoring facilities that are coming due in 2012 will be renewed to manage working capital needs. Moreover, the Company had a net loss and significant impairment charges in 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has developed several plans to mitigate the risks of default, including strategic alliance with several investors, including Mr. Roustam Tariko and Russian Standard Corporation, sale of certain assets, an exchange of the Convertible Notes and issuing new equity. While we believe that the Company will be able to settle the Convertible Notes before March 15, 2013, there can be no assurance regarding these matters. However, we believe that cash on hand, cash from operations and pending successful renewal of available credit and factoring facilities will be sufficient to fund our anticipated cash requirements for working capital purposes and normal capital expenditures, for at least the next twelve months.

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

Effective January 1, 2010, the Company adopted required changes to consolidation guidance for variable interest entities that require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity, or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, the required changes provide guidance on shared power and joint venture relationships, remove the scope exemption for qualified special purpose entities, revise the definition of a variable interest entity, and require additional disclosures. The adoption of this standard and its impact on Company’s financial statements is discussed further in the Note 4.

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

Goodwill

Goodwill and certain intangible assets having indefinite lives are not subject to amortization. Their book values are tested annually for impairment, or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired, which could result from significant adverse changes in the business climate and declines in the value of our business. Such indicators may include a sustained decline in our stock price; a decline in our expected future cash flows; adverse change in the economic or business environment; the testing for recoverability of a significant asset group, among others. Fair value measurement techniques, such as the discounted cash flow methodology, are utilized to assess potential impairments. The testing of goodwill is performed at each reporting unit level. The Company performs impairment test in two stages. If the first stage does not indicate that the carrying values of the reporting unit exceeds it’s fair values, the second stage is not required. When the first stage indicates potential impairment, the Company completes the second stage of the impairment test and compares the implied fair value of the reporting units goodwill to the corresponding carrying value of goodwill. See Note 11 for further details.

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

In order to support value of trademarks the Company calculates the fair value of trademarks using a discounted cash flow approach based on five year forecast discounted to present value. See Note 12 for further details.

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

Revenue Dilution

As part of normal business terms with customers, the Company provides for additional discounts and rebates off our standard list price for all of the products we sell. These revenue reductions are documented in our contracts with our customers and are typically associated with annual or quarterly purchasing levels as well as payment terms. These rebates are divided into on-invoice and off-invoice discounts. The on-invoice reductions are presented on the sales invoice and deducted from the invoice gross sales value. The off-invoice reductions are calculated based on the analysis performed by management and are provided for in the same period the related sales are recorded. Discounts or fees that are subject to contractual based term arrangements are amortized over the term of the contract. For the years ended December 31, 2011, 2010 and 2009, the Company recognized $149.9 million, $184.2 million and $112.8 million of off invoice rebates as a reduction to net sales, respectively.

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

Net Income/(loss) per Common Share

Net income per common share is calculated in accordance with ASC Topic 260 “Earnings per Share.” Basic earnings/(loss) per share (EPS) are computed by dividing income/(loss) available to common shareholders by the weighted-average number of common shares outstanding for the year. The stock options and warrants discussed in Note 17 were included in the computation of diluted earnings/(losses) per common share in Note 23.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. ASU No. 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under ASU No. 2011-05, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. ASU No. 2011-05 is effective for publicly traded companies as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption of ASU No. 2011-05 is permitted, but full retrospective application is required. The Company adopted ASU No. 2011-05 in this consolidated financial statements. The adoption did not have a material impact on the Company’s consolidated financial statements, other than presentation of comprehensive income.

2. Restatement of consolidated financial statements

In April 2012, the Company changed its senior management at the Russian Alcohol Group (“RAG”), its main operating subsidiary in Russia. Following this change, the Company’s senior management requested that the new RAG senior management team review RAG’s business operations and internal controls, including an assessment of the resources and needs of the corporate finance and reporting departments, as identified in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, initially filed with the Securities Exchange Commission (“SEC”) on February 29, 2012.

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

As a result of the investigation, the Company determined that certain retroactive trade rebates provided to RAG’s customers in Russia were not recorded, and therefore the consolidated sales for the years ended December 31, 2011 and 2010 were overstated by $29.6 and $11.3 million, respectively and the accounts receivable as at December 31, 2011 and 2010 were overstated by $44.5 million and $15.6 million, respectively, affecting other various lines for $3.6 and $4.3 million, respectively. Moreover, as a result of the inconsistent presentation of retroactive trade rebates and trade marketing refunds, accounts receivable were overstated as at December 31, 2010 by $22.5 million and accounts payable and other accrued liabilities were overstated by $17.5 million and $5.0 million, respectively. Furthermore, the Company improperly accounted for promotional compensation granted to customers and as a result the accounts receivable as at December 31, 2011 and 2010 were additionally overstated by $8.1 and $5.5 million, respectively, the consolidated sales for the years ended December 31, 2011 and 2010 were overstated by $13.8 and $7.5 million, respectively and the selling, general and administrative expenses for these years were overstated by $9.0 and $0.9 million, respectively. Additionally in 2010 the Company reclassified certain sales in the amount of $5.6 million that had previously been reported within discontinued operations and certain marketing expenses in the amount of $4.1 million that had been originally included in net sales and made other individually immaterial adjustments. Taken collectively the consolidated net sales were overstated by $48.0 and $9.4 million for the years ended December 31, 2011 and 2010, respectively and accounts receivable were overstated by $55.5 and $45.2 million as of December 31, 2011 and 2010 respectively.

In addition to the adjustments described above as of December 31, 2011 the Company:

-	decreased the current deferred income tax asset by $3.7 million, the adjustment is mainly a result of an additional valuation allowance of $12.9 million offset by additional deferred tax assets recognized in relation to the retroactive rebates for customers of $7.9 million and other individually immaterial adjustments;

-	increased goodwill by $3.6 million, of which $2.7 million relates to unrecognized impairment of property, plant and equipment on acquisition of RAG in 2008 (adjusted also as of December 31, 2010);

-	increased other accrued liabilities by $3.7 million due to the identification of multiple unrecorded liabilities which were individually immaterial.

In the consolidated statement of operations for the year ended December 31, 2011 the Company:

-	decreased the cost of goods sold by $7.7 million, as a result of reclassifying excise tax from cost of goods sold to the excise tax line and other individually immaterial adjustments;

-	increased the income tax expense by $3.1 million, mainly as a result of the decrease in deferred tax asset balances as described above.

As of December 31, 2010 expense accruals of $6.3 million were presented as accounts payable, causing the accounts payable to be overstated and accruals to be understated by the same amount. In addition, management identified unrecorded liabilities that resulted in an understatement of other accrued liabilities and trade accounts payable by $3.7 million and $1.7 million, respectively, resulting from a number of individually immaterial adjustments.

In the consolidated statement of operations for the year ended December 31, 2010 the Company:

-	increased cost of goods sold by $8.8 million mainly as a result of reclassifying certain sales and costs originally within discontinued operations in the amount of $5.6 million and accounting for certain unrecorded liabilities and accruals in the amount of $1.5 million;

-	increased selling, general and administrative expenses by $15.8 million mainly due to the reclassification of marketing expenses in the amount of $4.1 million, reclassification of income from the sale of an IT distribution system (a discontinued operation) in the amount of $3.5 million from operating expenses to income from discontinued operations, accounting for unrecognized accruals in the amount of $2.9 million and the writing off of unrecoverable VAT tax receivables associated with the aforementioned adjustments and advances in the amount of $1.3 million.

Additionally in 2010, realized foreign exchange differences in the amount of $3.5 million were presented as part of interest expense which caused an overstatement of both interest expense and other financial income.

In addition to the adjustments described above the Company also included in the consolidated financial statements individually immaterial adjustments relating to the write-off of non-recoverable VAT and prepayments, recording provisions for known obsolete inventory and accruing for certain other operating expenses.

As a result, the Audit Committee of the Company’s Board of Directors concluded that the Company should restate its consolidated balance sheets as of December 31, 2011 and 2010, the consolidated statements of operations, the consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the years ended December 31, 2011 and 2010.

In addition to the errors and irregularities described above, the Company also included in the restated consolidated financial statements other adjustments, which are immaterial individually and in the aggregate, related primarily to previously unrecorded adjustments identified during the preparation of the consolidated financial statements at December 31, 2011 and 2010. Furthermore, the Company has amended certain disclosure items related to income and deferred taxes in Note 16.

The impact of the corrections of the errors discussed above on the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flow and consolidated statements of changes in stockholders’ equity is shown in the accompanying tables (in thousands, except for per share data).

Consolidated Statement of Operations – year ended December 31, 2011

	Year ended December 31, 2011 As reported	Adjustments	Year ended December 31, 2011 Restated
Sales	$1,782,602	$(44,606)	$1,737,996
Excise taxes	(905,015)	(3,415)	(908,430)
Net sales	877,587	(48,021)	829,566
Cost of goods sold	538,218	(7,723)	530,495

Gross profit	339,369	(40,298)	299,071

Selling, general and administrative expenses	270,731	(8,556)	262,175
Gain on remeasurement of previously held equity interests	(7,898)	0	(7,898)
Impairment charge	1,057,819	0	1,057,819

Operating income / (loss)	(981,283)	(31,742)	(1,013,025)

Non operating income / (expense), net
Interest income / (expense), net	(111,649)	1,491	(110,158)
Other financial income / (expense), net	(139,952)	883	(139,069)
Other non operating income / (expense), net	(17,913)	3	(17,910)

Income / (loss) before taxes and equity in net income from unconsolidated investments	(1,250,797)	(29,365)	(1,280,162)

Income tax benefit /(expense)	(32,205)	(3,071)	(35,276)
Equity in net income / (losses) of affiliates	(8,814)	868	(7,946)

Net income / (loss)	(1,291,816)	(31,568)	(1,323,384)

Net income / (loss) from operations per share of common stock, basic	(17.90)	(0.44)	(18.34)

Net income / (loss) from operations per share of common stock, diluted	$(17.90)	$(0.44)	$(18.34)

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(32,336)	3,999	(28,337)

Comprehensive income/(loss)	$(1,324,152)	$(27,569)	$(1,351,721)

Consolidated Balance Sheet – December 31, 2011

	Balance as at December 31, 2011 As reported	Adjustments	Balance as at December 31, 2011 Restated
Current Assets
Cash and cash equivalents	$94,410	0	94,410
Accounts receivable, net of allowance for doubtful accounts at December 31, 2011 of $23,112 as reported and $24,510 as restated	466,317	(55,451)	410,866
Inventories	116,897	793	117,690
Prepaid expenses	16,982	(444)	16,538
Other current assets	20,007	3,013	23,020
Deferred income taxes	8,455	(3,738)	4,717
Debt issuance costs	2,962	0	2,962

Total Current Assets	726,030	(55,827)	670,203
Intangible assets	463,848	0	463,848
Goodwill	666,653	3,641	670,294
Property, plant and equipment, net	179,478	(2,818)	176,660
Deferred income taxes, net	22,295	(807)	21,488
Debt issuance costs	13,550	0	13,550
Non-current assets held for sale	675	0	675

Total Non-Current Assets	1,346,499	16	1,346,515

Total Assets	2,072,529	(55,811)	2,016,718

Current Liabilities
Trade accounts payable	144,801	(4)	144,797
Bank loans and overdraft facilities	85,762	0	85,762
Income taxes payable	8,766	841	9,607
Taxes other than income taxes	188,307	1,208	189,515
Other accrued liabilities	44,501	3,707	48,208
Current portions of obligations under capital leases	1,109	0	1,109

Total Current Liabilities	473,246	5,752	478,998
Long-term obligations under capital leases	532	0	532
Long-term obligations under Convertible Senior Notes	304,645	0	304,645
Long-term obligations under Senior Secured Notes	932,764	(675)	932,089
Long-term accruals	2,027	(27)	2,000
Deferred income taxes	92,945	(1,817)	91,128
Commitments and contingencies (Note 18)

Total Long-Term Liabilities	1,332,913	(2,519)	1,330,394
Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 72,740,302 shares issued and outstanding)	727	0	727
Additional paid-in-capital	1,369,471	0	1,369,471
(Accumulated deficit) / Retained earnings	(1,131,566)	(66,318)	(1,197,884)
Accumulated other comprehensive income	27,888	7,274	35,162
Less Treasury Stock at cost (246,037 shares at December 31, 2011 and December 31, 2010, respectively)	(150)	0	(150)

Total Stockholders’ Equity	266,370	(59,044)	207,326

Total Liabilities and Stockholders’ Equity	$2,072,529	(55,811)	2,016,718

Consolidated Statements of Cash Flow – year ended December 31, 2011

	Year ended December 31, 2011 As reported	Adjustment	Year ended December 31, 2011 Restated
Cash flows from operating activities of continuing operations
Net income / (loss)	$(1,291,816)	(31,568)	(1,323,384)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	19,718	0	19,718
Deferred income taxes	35,533	1,273	36,806
Unrealized foreign exchange (gains) / losses	139,728	(883)	138,845
Stock options fair value expense	2,605	0	2,605
Equity (income)/loss in affiliates	8,814	(868)	7,946
Gain on fair value remeasurement of previously held equity interest	(7,898)	0	(7,898)
Impairment charge	1,057,819	0	1,057,819
Impairments related to assets held for sale	7,355	0	7,355
Other non cash items	4,074	271	4,345
Changes in operating assets and liabilities:
Accounts receivable	60,604	14,002	74,606
Inventories	(2,857)	(4,556)	(7,413)
Prepayments and other current assets	(115)	(2,242)	(2,357)
Trade accounts payable	(6,773)	23,292	16,519
Other accrued liabilities and payables (including taxes)	2,968	1,506	4,474

Net cash provided by operating activities from continuing operations	29,759	227	29,986
Cash flows from investing activities of continuing operations
Purchase of fixed assets	(15,075)	(19)	(15,094)
Proceeds from the disposal of fixed assets	511	0	511
Purchase of intangibles (licenses)	(693)	0	(693)
Purchase of trademarks	(17,473)	0	(17,473)
Acquisitions of subsidiaries, net of cash acquired	(24,124)	0	(24,124)

Net cash provided by / (used in) investing activities from continuing operations	(56,854)	(19)	(56,873)
Cash flows from financing activities of continuing operations
Borrowings on bank loans and overdraft facility	57,512	0	57,512
Payment of bank loans, overdraft facility and other borrowings	(47,417)	0	(47,417)
Decrease in short term capital leases payable	(76)	0	(76)
Options exercised	72	0	72

Net cash provided by / (used in) financing activities from continuing operations	10,091	0	10,091

Currency effect on brought forward cash balances	(10,910)	0	(10,910)
Net increase / (decrease) in cash	(27,914)	208	(27,706)
Cash and cash equivalents at beginning of period	122,324	(208)	122,116

Cash and cash equivalents at end of period	94,410	0	94,410

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	23,174	0	23,174

Supplemental disclosures of cash flow information
Interest paid	103,836	0	103,836
Income tax paid	$5,139	0	$5,139

Consolidated Statements of Changes in Stockholder’s Equity — December 31, 2011

	Balance as at December 31, 2011 as reported	Adjustments	Balance as at December 31, 2011 restated
Common Stock	$727	$0	$727
Treasury Stock	(150)	0	(150)
Additional Paid-in Capital	1,369,471	0	1,369,471
Accumulated deficit	(1,131,566)	(66,318)	(1,197,884)
Accumulated other comprehensive income	27,888	7,274	35,162

Total	$266,370	($59,044)	$207,326

Consolidated Balance Sheet – December 31, 2010

	Balance as at December 31, 2010 As reported	Adjustments	Balance as at December 31, 2010 Restated
Current Assets
Cash and cash equivalents	$122,324	$(208)	$122,116
Accounts receivable, net of allowance for doubtful accounts of $20,357 as reported and $20,863 as restated	478,379	(45,211)	433,168
Inventories	93,678	(1,804)	91,874
Prepaid expenses and other current assets	35,202	(1,448)	33,754
Deferred income taxes	80,956	0	80,956
Debt issuance cost	2,739	0	2,739

Total Current Assets	813,278	(48,671)	764,607
Intangible assets, net	627,342	0	627,342
Goodwill, net	1,450,273	2,713	1,452,986
Property, plant and equipment, net	192,863	(2,983)	189,880
Deferred income taxes	44,028	0	44,028
Equity method investment in affiliates	243,128	(118)	243,010
Debt issuance costs	16,656	0	16,656
Non-current assets held for sale	8,614	0	8,614

Total Non-Current Assets	2,582,904	(388)	2,582,516

Total Assets	3,396,182	(49,059)	3,347,123

Current Liabilities
Trade accounts payable	114,958	(22,118)	92,840
Bank loans and overdraft facilities	45,359	0	45,359
Income taxes payable	5,102	606	5,708
Taxes other than income taxes	182,232	111	182,343
Other accrued liabilities	55,070	2,831	57,901
Current portions of obligations under capital leases	758	0	758
Deferred consideration	5,000	0	5,000

Total Current Liabilities	408,479	(18,570)	389,909
Long-term obligations under capital leases	1,175	0	1,175
Long-term obligations under Senior Notes	1,250,758	0	1,250,758
Long-term accruals	2,572	195	2,767
Deferred income taxes	168,527	791	169,318

Total Long Term Liabilities	1,423,032	986	1,424,018
Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 70,752,670 and 69,411,845 shares issued at December 31, 2010 and December 31, 2009, respectively)	708	0	708
Additional paid-in-capital	1,343,639	0	1,343,639
Retained earnings	160,250	(34,750)	125,500
Accumulated other comprehensive income of continuing operations	60,224	3,275	63,499
Less Treasury Stock at cost (246,037 shares at December 31, 2010 and December 31, 2009, respectively)	(150)	0	(150)

Total Equity	1,564,671	(31,475)	1,533,196

Total Liabilities and Stockholders’ Equity	$3,396,182	$(49,059)	$3,347,123

Consolidated Statement of Operations for the year ended December 31, 2010

	Year ended December 31, 2010 As reported	Adjustment	Year ended December 31, 2010 Restated
Sales	$1,573,702	$(10,602)	$1,563,100
Excise taxes	(862,165)	1,196	(860,969)
Net Sales	711,537	(9,406)	702,131
Cost of goods sold	383,671	8,790	392,461

Gross Profit	327,866	(18,196)	309,670

Selling, general and administrative expenses	219,609	15,803	235,412
Impairment charges	131,849	0	131,849

Operating Income / (loss)	(23,592)	(33,999)	(57,591)

Non operating income / (expense), net
Interest expense, net	(104,866)	3,541	(101,325)
Other financial income / (expense), net	6,773	(3,749)	3,024
Other non operating expenses, net	(13,572)	(307)	(13,879)

Income/(loss) before taxes, equity in net income from unconsolidated investments	(135,257)	(34,514)	(169,771)

Income tax benefit/(expense)	28,114	(1,397)	26,717
Equity in net earnings /(losses) of affiliates	14,254	(868)	13,386

Income / (loss) from continuing operations	(92,889)	(36,779)	(129,668)

Discontinued operations
Income / (loss) from operations of distribution business	(11,815)	3,373	(8,442)
Income tax benefit / (expense)	37	0	37

Income / (loss) on discontinued operations	(11,778)	3,373	(8,405)

Net income / (loss)	(104,667)	(33,406)	(138,073)

Income / (loss) from continuing operations per share of common stock, basic	(1.32)	(0.53)	(1.85)
Income / (loss) from discontinued operations per share of common stock, basic	(0.17)	0.05	(0.12)

Net income / (loss) from operations per share of common stock, basic	(1.49)	(0.48)	(1.97)

Income / (loss) from continuing operations per share of common stock, diluted	(1.32)	(0.53)	(1.85)
Income / (loss) from discontinued operations per share of common stock, diluted	(0.17)	0.05	(0.12)

Net income / (loss) from operations per share of common stock, diluted	$(1.49)	$(0.48)	$(1.97)

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(63,086)	1,931	(61,155)

Comprehensive income/(loss)	$(167,753)	$(31,475)	$(199,228)

Consolidated Statements Of Cash Flow for the year ended December 31, 2010

	Year ended December 31, 2010 As reported	Adjustment	Year ended December 31, 2010 Restated
Cash flows from operating activities of continuing operations
Net income / (loss)	$(104,667)	$(33,406)	$(138,073)
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Net (income) / loss from discontinued operations	11,778	(3,373)	8,405
Depreciation and amortization	16,947	0	16,947
Deferred income taxes	(41,591)	791	(40,800)
Unrealized foreign exchange (gains) / losses	(2,911)	0	(2,911)
Cost of debt extinguishment	14,114	0	14,114
Stock options fair value expense	3,206	0	3,206
Dividends received	10,859	0	10,859
Equity (income)/loss in affiliates	(14,254)	868	(13,386)
Impairment charge	131,849	0	131,849
Other non cash items	21,970	3,373	25,343
Changes in operating assets and liabilities:
Accounts receivable	(19,812)	45,211	25,399
Inventories	(5,828)	1,804	(4,024)
Prepayments and other current assets	518	1,448	1,966
Trade accounts payable	5,243	(22,117)	(16,874)
Other accrued liabilities and payables	(56,807)	6,670	(50,137)

Net cash provided by / (used in) operating activities from continuing operations	(29,386)	1,269	(28,117)
Cash flows from investing activities of continuing operations
Purchase of fixed assets	(6,194)	0	(6,194)
Purchase of trademarks	(6,000)	0	(6,000)
Changes in restricted cash	481,419	0	481,419
Disposal of subsidiaries	124,160	0	124,160
Acquisitions of subsidiaries, net of cash acquired	(135,964)	7,500	(128,464)

Net cash provided by / (used in) investing activities from continuing operations	457,421	7,500	464,921
Cash flows from financing activities of continuing operations
Borrowings on bank loans and overdraft facility	63,853	0	63,853
Payment of bank loans, overdraft facility and other borrowings	(174,251)	0	(174,251)
Payment of long-term borrowings	(19,098)	0	(19,098)
Net borrowings of Senior Secured Notes	67,561	0	67,561
Payment of Senior Secured Notes	(367,954)	0	(367,954)
Decrease in short term capital leases payable	0	(501)	(501)
Increase in short term capital leases payable	976	(976)	0
Transactions with equity holders	7,500	(7,500)	0
Options exercised	3,550	0	3,550

Net cash provided by / (used in) financing activities from continuing operations	(417,863)	(8,977)	(426,840)
Cash flows from discontinued operations
Net cash provided by / (used in) operating activities of discontinued operations	2,806	0	2,806
Net cash (used in) investing activities of discontinued operations	(330)	0	(330)
Net cash provided by / (used in) financing activities of discontinued operations	100	0	100

Net cash provided by/(used in) discontinued operations	2,576	0	2,576
Adjustment to reconcile the change in cash balances of discontinued operations	(2,576)	0	(2,576)
Currency effect on brought forward cash balances	(14,287)	0	(14,287)
Net increase / (decrease) in cash	(4,115)	(208)	(4,323)
Cash and cash equivalents at beginning of period	126,439	0	126,439

Cash and cash equivalents at end of period	122,324	(208)	122,116

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	41,344	0	41,344

Supplemental disclosures of cash flow information
Interest paid	111,535	0	111,535
Income tax paid	$29,544	$0	$29,544

Consolidated Statements of Changes in Stockholder’s Equity — December 31, 2010

	Balance as at December 31, 2010 As Reported	Adjustments	Balance as at December 31, 2010 Restated
Common Stock	$708	$0	$708
Treasury Stock	(150)	0	(150)
Additional Paid-in Capital	1,343,639	0	1,343,639
Retained Earnings	160,250	(34,750)	125,500
Accumulated other comprehensive income of continuing operations	60,224	3,275	63,499

Total	$1,564,671	$(31,475)	$1,533,196

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

Details of the fair value of consideration transferred are presented in the following table:

Cash	$69,109
Common stock	22,101
Contingent consideration	1,976

Total Fair value of consideration transferred	93,186
Less: value of intellectual property rights to Kauffman Vodka brand	(17,473)

Total consideration paid for the remaining shares in Whitehall	$75,713

The fair value of the net assets acquired in connection with Whitehall acquisition as of the acquisition date is:

Whitehall
ASSETS

Cash and cash equivalents	16,190
Accounts receivable	51,263
Inventories	30,700
Taxes	577
Prepaid expenses and other current assets	12,916
Property, plant and equipment	869
Intangibles assets	8,723
Equity method investments in affiliates	17,871

Total Assets	$139,109

LIABILITIES

Trade accounts payable	38,887
Bank loans and overdraft facilities	27,835
Taxes	4,325
Deferred income taxes	13
Other accrued liabilities	12,811

Total Liabilities	$83,871

Net identifiable assets and liabilities	$55,238

The amount of goodwill recognized at the acquisition date was calculated as follows:

Fair value of previously held interest	$250,156
Consideration paid for the remaining shares in Whitehall	75,713
Less: Net identifiable assets and liabilities	(55,238)

Goodwill on acquisition	$270,631

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

	Year ended December 31,
	2011	2010
	(unaudited, restated, See Note 2)	(unaudited, restated, See Note 2)
Net sales	$836,061	$887,938
Net income	(1,323,667)	(120,254)

Net income per share data:
Basic earnings per share of common stock	$(18.34)	$(1.72)
Diluted earnings per share of common stock	$(18.34)	$(1.72)

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

Adoption of the requirements of ASC Topic 810 resulted as of December 31, 2009 in a net decrease in assets of $108 million, liabilities of $85 million and non-controlling interest of $23 million As of December 31, 2010 the Company held 50% minus one vote of the voting power and 80% of the total economic shares of Whitehall. For details on Whitehall acquisition please refer to Note 3.

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

As already mentioned above, on August 2, 2010 the Company has closed the sale of 100% of its distribution business in Poland to Eurocash SA for a purchase price of 378.6 million Polish zlotys ($124.2 million) in cash, on a debt free, cash free basis, after all price adjustments. As shown in the table below resulting from disposal the Company realized in the year ended December 31, 2010, a gain on sale amounting to $35.2 million being the difference between the value of the net assets of the disposed business decreased by costs associated directly to disposal and cash received by the Company.

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

	Year ended December 31,
	2011	2010	2009
		(Restated, see note 2)
Net sales	$0	$348,898	$633,394
Earnings/(losses) from operations before taxes	0	(15,439)	9,410
Gain on disposal of discontinued operations	0	35,165	0
Taxes on earnings—operations	0	37	(1,050)
Goodwill Impairment	0	(28,168)	0

Earnings/(losses) from discontinued operations	$0	$(8,405)	$8,360

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

7. Sale of accounts receivable

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

8. Allowances for Doubtful Accounts

Changes in the allowance for doubtful accounts during each of the three years in the period ended December 31, were as follows:

	Year ended December 31,
	2011	2010	2009
	(Restated, see note 2)	(Restated, see note 2)
Balance, beginning of year	$20,863	$10,066	$11,768
Effect of FX movement on opening balance	(2,725)	1,770	454
Change in provision for bad debts – reported in statement of operations	6,372	9,027	5,194
Charge-offs, net of recoveries	0	0	(7,350)

Balance, end of year	$24,510	$20,863	$10,066

9. Property, plant and equipment

Property, plant and equipment, presented net of accumulated depreciation in the consolidated balance sheets, consists of:

	December 31,
	2011 (Restated, see note 2)	2010 (Restated, see note 2)
Land and buildings	$102,615	$109,660
Equipment	111,144	116,444
Motor vehicles	15,671	15,884
Motor vehicles under lease	3,008	2,915
Computer hardware and software	25,486	14,794

Total gross book value	257,924	259,697

Less—Accumulated depreciation	(80,333)	(69,221)
Less—Accumulated depreciation of leases	(931)	(596)

Total	$176,660	$189,880

10. Inventory

The following table summarizes our inventories:

	December 31,
	2011 (Restated, see note 2)	2010 (Restated, see note 2)
Raw materials and supplies	$22,237	$26,847
In-process inventories	2,655	3,314
Finished goods and goods for resale	92,798	61,713

Total	$117,690	$91,874

Because of the nature of the products supplied by the Company, great attention is paid to inventory rotation. The number of days in inventory decreased from at approximately 85 days as of December 31, 2010 to approximately 81 days as of December 31, 2011. Where goods are estimated to be obsolete or unmarketable they are written down to a value reflecting the net realizable value in their relevant condition.

11. Goodwill

Goodwill results from the Company’s acquisitions of Bols, Polmos Bialystok, Parliament, Russian Alcohol, Whitehall and Bols Hungary.

Goodwill, as at December 31, 2009	$1,484,072
Foreign exchange impact	(31,086)

Goodwill, as at December 31, 2010 (restated)	$1,452,986

Impairment charges during the period	(930,127)
Acquisitions during the period	270,631
Foreign exchange impact	(123,196)

Goodwill, as at December 31, 2011 (restated)	$670,294

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

12. Intangible Assets other than Goodwill

The major components of intangible assets are:

Non-amortizable intangible assets:
Trademarks as at December 31, 2009	$772,954
Impairment charge	(131,849)
Acquisitions during the period	6,000
Foreign exchange impact	(19,884)

Trademarks as at December 31, 2010	$627,221

Amortizable intangible assets:
Customer relationships as at December 31, 2009	847
Acquisitions during the period	0
Less accumulated amortization	(694)
Foreign exchange impact	(32)

Customer relationships as at December 31, 2010	121

Total intangible assets as at December 31, 2010	$627,342

Non-amortizable intangible assets:
Trademarks as at December 31, 2010	$627,221
Impairment charge	(127,692)
Acquisitions during the period	17,473
Foreign exchange impact	(59,621)

Trademarks as at December 31, 2011	457,381

Amortizable intangible assets:
Customer relationships as at December 31, 2010	121
Acquisitions during the period	8,200
Less accumulated amortization	(1,139)
Foreign exchange impact	(715)

Customer relationships as at December 31, 2011	6,467

Total intangible assets as at December 31, 2011	$463,848

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

The change in the recorded book value of trademarks between December 31, 2011 and December 31, 2010 resulted mainly from the recognized impairment charge during the year described above, acquisition of the Kauffman Vodka trademark for $17.5 million and foreign exchange translation differences of $59.6 million caused by depreciation of the Polish zloty and Russian ruble against the U.S. dollar.

13. Equity method investments in affiliates

We hold the following investments in unconsolidated affiliates:

		Carrying Value
	Type of affiliate	December 31, 2011	December 31, 2010 (Restated, see note 2)
Whitehall Group	Equity-Accounted Affiliate	$0	$243,010

	Total Carrying value	$0	$243,010

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

	Total December 31, 2011	Total December 31, 2010
Current assets	$0	$142,256
Noncurrent assets	0	101,329
Current liabilities	0	101,966
Noncurrent liabilities	0	0

	Total Year ended December 31, 2011 (Restated, see note 2)	Total Year ended December 31, 2010 (Restated, see note 2)
Net sales	$6,494	$185,807
Gross margin	1,995	62,798
Operating profit	(9,975)	15,598
Income from continuing operations	(9,933)	16,733
Net income	(9,933)	16,733
Net income/(loss) attributable to CEDC	(7,946)	13,386

14. Accrued liabilities

The major components of accrued liabilities are:

	December 31,
	2011 (Restated, see note 2)	2010 (Restated, see note 2)
Operating accruals	$38,497	$48,044
Accrued interest	9,711	9,857

Total	$48,208	$57,901

15. Borrowings

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

As of December 31, 2011 the Company had accrued interest of $2.7 million related to the Convertible Senior Notes, with the next coupon due for payment on March 15, 2012. Total obligations under the Convertible Senior Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	December 31, 2011	December 31, 2010
Convertible Senior Notes	$310,000	$310,000
Unamortized debt discount	(1,070)	(2,311)
Debt discount	(4,285)	(8,567)

Total	$304,645	$299,122

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

	December 31,	December 31,
	2011	2010
	(Restated, see note 2)
Senior Secured Notes due 2016	$935,296	955,296
Unamortized debt discount	(3,207)	(3,660)

Total	$932,089	$951,636

The following table presents repayment schedule related to principal amounts of our Convertible Senior Notes, Senior Secured Notes and all bank loan facilities.

December 31, 2011 (Restated, see note 2)
2012	$78,504
2013	304,645
2014	0
2015	0
2016 and beyond	932,089

Total	$1,315,238

16. Income Taxes

The Company operates in several tax jurisdictions primarily: the United States of America, Poland, Hungary, Russia and Ukraine. All subsidiaries file their own corporate tax returns as well as account for their own deferred tax assets and liabilities. The Company does not file a tax return in United States of America based upon its consolidated income, but does file a return in the United States based on its income taxable in the United States of America.

Statutory rate reconciliation for continuing operations:

	Year ended December 31,
	2011	2010	2009
	(Restated, see note 2)	(Restated, see note 2)
Tax (benefit)/expense at statutory rate	$(445,922)	$(56,582)	$33,864
Tax rate differences	201,837	22,293	(15,259)
Valuation allowance for net operating losses	61,293	29,675	2,611
Permanent differences	218,068	(22,103)	(2,721)

Income tax (benefit)/expense	$35,276	$(26,717)	$18,495

The permanent differences for 2011 of $218.1 million are primarily the result of impairment charges recognized during the year of $1,057.8 million.

The Company’s significant components of the provision for income taxes from continuing operations were as follows:

	2011	2010	2009
Current (foreign)	$(14,687)	$(17,391)	$(20,453)
Deferred (domestic)	(1,499)	3,367	(1,372)
Deferred (foreign)	(19,090)	40,741	3,330

	$(35,276)	$26,717	$(18,495)

The Company is headquartered in the US. Pre-tax book income earned from continuing operations in the US (domestic) and outside the US (foreign) in 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Pre-tax income - domestic	$(9,394)	$(21,068)	$(68,365)
Pre-tax income - foreign	(1,278,714)	(135,317)	159,537

	$(1,288,108)	$(156,385)	$91,172

Total income tax payments during 2011, 2010 and 2009 were $5,139 thousand, $29,544 thousand and $16,270 thousand respectively. CEDC has paid no U.S. income taxes and has U.S. net operating loss carry-forward totaling $23,332 thousand.

The Company’s US Net Operating Loss (NOL) carry-forward may be restricted under Section 382 of the Internal Revenue Code (“IRC”). IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. As a result, the taxable income for any post change year that may be offset by a pre-change NOL may not exceed the general IRC Section 382 limitation, which is the fair market value of the pre-change entity multiplied by the IRC long-term tax exempt rate. The Company has not completed an analysis to determine whether or to what extent limitations under IRC Section 382 apply to its US NOL carryforward.

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2011	2010	2009
	(Restated, see note 2)	(Restated, see note 2)
Deferred tax assets
Accrued expenses, deferred income and prepaid	$20,149	$11,163	$15,693
Allowance for doubtful accounts receivable	3,050	6,493	6,252
Fair value adjustments from acquisitions in Russia	23,152	66,797	42,769
Unrealized foreign exchange losses	29,224	8,510	13,386
Net operating loss carry-forward benefit	54,708	70,596	45,910
Valuation allowance	(86,118)	(35,778)	(4,380)

Deferred tax asset, net of valuation allowance	$44,165	$127,781	$119,630

Deferred tax liability
Trademarks	78,956	110,832	140,592
Unrealized foreign exchange gains	13,320	535	12,266
Remeasurement of previously held equity interest in subsidiaries	1,265	47,354	49,182
Property, plant and equipment revaluation	6,735	0	0
Customer relationships	1,425	0	0
Timing differences in finance type leases	339	349	0
Deferred income	1,265	276	563
ASC 470 impact	1,500	2,998	4,433
Other	4,283	9,771	1,036

Deferred tax liability	109,088	$172,115	$208,072

Total deferred tax asset, net of valuation allowance	44,165	127,781	119,630
Total deferred tax liability	109,088	172,115	208,072

Total net deferred tax	(64,923)	(44,334)	(88,442)

Classified as
Current deferred tax asset	4,717	80,956	82,609
Non-current deferred tax asset	21,488	44,028	27,123
Non-current deferred tax liability	(91,128)	(169,318)	(198,174)

Total net deferred tax	$(64,923)	$(44,334)	$(88,442)

The Company’s valuation allowance relates primarily to losses carried forward in Poland and Russia, that we believe it is more likely than not will not be utilized in the future.

During 2011 due to underlying performance of certain of the Company’s subsidiaries the Company determined that an additional non cash valuation allowance for deferred tax assets of $61.3 million was required and took the charge during the year. Additionally, the Company did not recognize a tax asset for losses at these subsidiaries therefore the tax expense for the profitable entities was not offset by a tax benefit at loss making entities.

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

The following table summarizes the changes in the accrual for unrecognized income tax benefits and related interest and penalties for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Unrecognized income tax benefits	Interest and penalties	Unrecognized income tax benefits	Interest and penalties	Unrecognized income tax benefits	Interest and penalties
Balance, beginning of the period	$3,000	$0	$0	$0	$0	$0
Amounts assumed at acquisitions	0	0	0	0	0	0
Additions based on tax positions related to the current year	0	0	0	0	0	0
Additions of tax positions of prior years	5,044	2,093	3,000	0	0	0
Reductions of tax positions of current year	0	0	0	0	0	0
Reductions of tax positions of prior year	3,000	0	0	0	0	0
Lapse of statute of limitations	0	0	0	0	0	0
Foreign currency translation adjustment	0	0	0	0	0	0

Balance, end of period	$5,044	$2,093	$3,000	$0	$0	$0

The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expenses.

The Company files income tax returns in the U.S., Poland, Hungary, Russia and Ukraine, as well as in various other countries throughout the world in which we conduct our business. The major tax jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2006 in the U.S., Poland and Hungary and 2008 in Russia and Ukraine.

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

17. Stock Option Plans and Warrants

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

19. Stockholders’ Equity

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

20. Interest income / (expense), net

For the years ended December 31, 2011, 2010 and 2009 respectively, the following items are included in Interest income / (expense), net:

	Twelve months ended December 31,
	2011	2010	2009
	(Restated, see note 2)	(Restated, see note 2)
Interest income	$1,380	$4,450	$10,930
Interest expense	(111,538)	(105,775)	(84,398)

Total interest (expense), net	$(110,158)	$(101,325)	($73,468)

21. Other non-operating income / (expense)

For the years ended December 31, 2011, 2010 and 2009, respectively, the following items are included in Other financial income / (expense):

	Twelve months ended December 31,
	2011	2010	2009
	(Restated, see note 2)
Early redemption call premium	$0	$(14,115)	$0
Write-off of unamortized offering costs	0	(4,076)	0
Dividend received	0	7,642	0
Professional service expense related to the sale of the distribution	0	(2,000)	0
Impairments related to assets held for sale	(7,355)	0	0
Factoring costs and bank fees	(5,652)	(2,267)	0
Other gains / (losses)	(4,903)	937	(934)

Total other non operating income / (expense), net	$(17,910)	$(13,879)	($934)

Other non-operating items in the twelve month period ended December 31, 2010 include early redemption call premium as well as write-off of unamortized offering costs both related to the 2012 Senior Secured Notes that were refinanced with the new 2016 Senior Secured Notes in January 2010.

22. Other financial income / (expense)

For the year ended December 31, 2011, 2010 and 2009, the following items are included in Other financial income / (expense):

	Twelve months ended December 31,
	2011	2010	2009
	(Restated, see note 2)	(Restated, see note 2)
Foreign exchange impact related to foreign currency financing	$(144,407)	$1,297	$23,659
Foreign exchange impact related to long term Notes receivable	0	0	17,400
Hedge closure	0	0	(2,979)
Early redemption costs connected with debt facility	0	0	(13,916)
Other gains / (losses)	5,338	1,727	1,029

Total other financial income / (expense), net	$(139,069)	$3,024	$25,193

23. Earnings/(loss) per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Twelve months ended December 31,
	2011	2010	2009
	(Restated, see note 2)	(Restated, see note 2)
Basic:
Net income / (loss) from continuing operations, net of noncontrolling interests in subsidiaries	$(1,323,384)	$(129,668)	$72,677
Income / (loss) on discontinued operations	0	(8,405)	8,360

Net income / (loss)	(1,323,384)	(138,073)	81,037

Weighted average shares of common stock outstanding (used to calculate basic EPS)	72,172	70,058	53,772
Net effect of dilutive employee stock options based on the treasury stock method	136	270	208

Weighted average shares of common stock outstanding (used to calculate diluted EPS)	72,308	70,328	53,980
Net income / (loss) per common share—basic:
Continuing operations	$(18.34)	$(1.85)	$1.35
Discontinued operations	$0.00	$(0.12)	$0.16

	$(18.34)	$(1.97)	$1.51

Net income / (loss) per common share—diluted:
Continuing operations	$(18.34)	$(1.85)	$1.35
Discontinued operations	$0.00	$(0.12)	$0.15

	$(18.34)	$(1.97)	$1.50

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

24. Fair value measurements

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

25. Operating segments

The Company operates and manages its business based upon three primary geographic segments: Poland, Russia and Hungary. Selected financial data split based upon this segmentation assuming elimination of intercompany revenues and profits is shown below: Segment information represents only continuing operations.

	Segment Net Sales
	Year ended December 31,
	2011	2010	2009
	(Restated, see note 2)	(Restated, see note 2)
Segment
Poland	$226,411	$225,281	$258,727
Russia	572,148	446,329	394,102
Hungary	31,007	30,521	36,585

Total Net Sales	$829,566	$702,131	$689,414

	Operating income / (loss)
	Year ended December 31,
	2011	2010	2009
	(Restated, see note 2)	(Restated, see note 2)
Segment
Poland before fair value adjustments	$27,334	$28,478	$67,675
Gain on remeasurement of previously held equity interests	7,898	0	63,605

Contingent consideration true-up	0	0	(15,000)
Impairment charge	(213,687)	(131,849)	(20,309)

Poland after fair value adjustments	(178,455)	(103,371)	95,971
Russia before fair value adjustments	10,982	48,805	90,696
Impairment charge	(844,132)	0	0

Russia after fair value adjustments	(833,150)	48,805	90,696
Hungary	5,448	5,442	6,149
Corporate Overhead
General corporate overhead	(4,263)	(5,261)	(4,569)
Option Expense	(2,605)	(3,206)	(3,782)

Total Operating income / (loss)	$(1,013,025)	$(57,591)	$184,465

	Equity in the net income/(loss) of investees accounted for by the equity method Year ended December 31,
	2011	2010	2009
	(Restated, see note 2)	(Restated, see note 2)
Segment
Poland	$0	$	$0
Russia	(7,946)	13,386	(5,583)
Hungary	0	0	0

Total equity in the net income of investees accounted for by the equity method	$(7,946)	$13,386	$(5,583)

	Depreciation / amortization and depletion expense
	Year ended December 31,
	2011	2010	2009
Segment
Poland	$2,276	$2,123	$2,664
Russia	8,187	5,467	3,442
Hungary	361	406	439
General corporate overhead	13	6	33

Total depreciation	$10,837	$8,002	$6,578

	Income tax
	Year ended December 31,
	2011	2010	2009
	(Restated, see note 2)	(Restated, see note 2)
Segment
Poland	$44,639	$47,954	$630
Russia	(27,607)	(17,570)	(19,993)
Hungary	(606)	(785)	(329)
General corporate overhead	(51,702)	(2,882)	1,197

Total income tax (expense)/benefit	$(35,276)	$26,717	$(18,495)

	Identifiable Operating Assets
	December 31,	December 31,
	2011 (Restated, see note 2)	2010 (Restated, see note 2)
Segment
Poland	$600,940	$1,167,175
Russia	1,369,744	2,141,666
Hungary	20,265	33,495
Corporate	25,769	4,787

Total Identifiable Assets	$2,016,718	$3,347,123

	Goodwill
	December 31,	December 31,
	2011 (Restated, see note 2)	2010 (Restated, see note 2)
Segment
Poland	$252,080	$387,448
Russia	412,105	1,058,485
Hungary	6,109	7,053

Total Goodwill	$670,294	$1,452,986

26. Quarterly financial information (Unaudited)

The Company’s net sales, gross profit, operating income and net income for 2011 and 2010 have been allocated to quarters using the same proportion as our previously reported data. The table below demonstrates the movement and significance of seasonality in the statements of operations. For further information, please refer to Item 6. Selected Financial Data.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2011	2010	2011	2010	2011	2010	2011	2010
	(Restated, see note 2)		(Restated, see note 2)		(Restated, see note 2)		(Restated, see note 2)	(Restated, see note 2)
Net sales	$138,354	$149,806	$198,356	$175,597	$209,638	$157,760	$283,218	$218,968
Seasonality	16.7%	21.3%	23.9%	25.0%	25.3%	22.5%	34.1%	31.2%
Gross profit	52,669	74,132	74,648	88,478	78,212	77,312	93,542	69,748
Gross profit %	38.1%	49.5%	37.6%	50.4%	37.3%	49.0%	33.0%	31.9%
Operating income / (loss)	5,197	25,254	10,892	41,226	(658,013)	29,073	(371,101)	(153,144)
Income / (loss) on discontinued operations	0	(34,873)	0	(7,922)	0	31,017	0	3,373
Net income / (loss)	($2,034)	($23,364)	($3,333)	($77,996)	($848,735)	$99,896	($469,282)	($136,609)
Net income / (loss) from operations per share of common stock, basic	($0.03)	($0.34)	($0.05)	($1.11)	($11.71)	$1.42	($6.47)	($1.94)
Net income / (loss) from operations per share of common stock, diluted	($0.03)	($0.34)	($0.05)	($1.11)	($11.71)	$1.41	($6.47)	($1.94)

For the quarters where net loss was recognized, the “net income / (loss) from operations per share of common stock, diluted” was calculated without the net effect of dilutive employee stock option based on the treasury stock method, while it would have had antidilutive impact.

Seasonality is calculated as a percent of full year sales recognized in the relevant quarter.

27. Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
(In thousands)	(Restated, see note 2)	(Restated, see note 2)
Net Sales to External Customers (a):
United States	$2,794	$1,847	$1,257
International
Poland	214,889	213,719	242,625
Russia	487,832	400,138	388,193
Hungary	31,370	30,818	36,585
Other	92,681	55,609	20,754

Total international	826,772	700,284	688,157

Total	$829,566	$702,131	$689,414

Long-lived assets (b):
United States	$6	$17	$19
International
Poland	207,624	631,684	760,237
Russia	454,310	480,211	499,532
Hungary	731	962	977

Total international	662,665	1,112,857	1,260,746

Total consolidated long-lived assets	$662,671	$1,112,874	$1,260,765

(a)	Net sales to external customers based on the location to which the sale was delivered.
(b)	Long-lived assets primarily consist of property, plant and equipment and trademarks.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A	Controls and Procedures

Evaluation of Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2011, because of the material weaknesses set forth below. The Company has further determined that the two material weaknesses identified as a result of the internal investigation into the Restatement existed at the end of 2010 and impacted the Company’s consolidated financial statements as of the financial year ended December 31, 2010.

Internal Investigation Regarding Retroactive Trade Rebates and Trade Marketing Refunds

As previously disclosed, the Company changed its senior management at its principal operating subsidiary in Russia, the Russian Alcohol Group (“RAG”), during April 2012. Following this change, senior Company management requested that the new management team review RAG’s business operations and internal controls, including an assessment of the resources and needs of the corporate finance and reporting departments, as identified in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Based on the preliminary findings of that review, senior management concluded that the Company’s financial statements for the years ended December 31, 2010 and 2011 should no longer be relied upon because of a failure to reflect the timely reporting of the full amount of retroactive trade rebates and trade marketing refunds provided to RAG’s customers in Russia.

Thereafter, the Audit Committee of the Company’s Board of Directors initiated an internal investigation, with the assistance of outside counsel and forensic accountants engaged by outside counsel, regarding the Company’s retroactive trade rebates, trade marketing refunds and related accounting issues. The Audit Committee, through its counsel, voluntarily notified the SEC of the investigation and is cooperating with the SEC. The Audit Committee has completed its investigation, and has identified accounting irregularities at RAG which resulted in the understatement of retroactive trade rebates, trade marketing refunds as well as certain other errors that were concealed from the Company’s senior management and independent auditors.

In connection with the Audit Committee’s internal investigation, management concluded that there were two additional material weaknesses in our internal control over financial reporting as of December 31, 2011 which are reported below.

Management’s Annual Report on and Changes in Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.”

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

Responsibility for the financial statements and other information presented throughout the Annual Report on Form 10-K rests with the management of the Company. The Company believes that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include certain amounts based on management’s best estimates and judgments.

As a result of management’s assessment of our internal control over financial reporting as of December 31, 2011, made in connection with the Original Filing, management concluded that there were two material weaknesses in our internal control over financial reporting.

As a result of management’s assessment of our internal control over financial reporting as of December 31, 2011 completed as of the date of this Amended Filing, management concluded that there were four material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our financial statement closing process, including transformation of our statutory financial statements into US GAAP consolidated financial statements, contained design and operating deficiencies causing material errors in one or more of the line items in our financial statements which were not detected on a timely basis by management in the normal course of business.

The Company did not have effective controls around its financial close process, including the level of analysis and review of complex and judgmental accounting issues, primarily because it did not have a sufficient number of accounting personnel with an appropriate level of accounting knowledge, experience and training in the application of US GAAP commensurate with the Company’s financial reporting requirements. These control deficiencies, which constituted a material weakness in our internal control over financial reporting, resulted in material misstatements of the Company’s consolidated financial statements, which were identified and corrected. All significant accounts in the consolidated financial statements were impacted by this material weakness.

The Company did not maintain effective controls over the accuracy and completeness of the data used for the purposes of developing certain management estimates, and reviews of data used proved ineffective, which constituted an additional material weakness in our internal control over financial reporting. Specifically, management determined that its controls were not designed and in place to ensure that estimates were properly reported. In particular, data used in the development of management estimates for the purposes of calculating (i) impairment charges for goodwill and trademarks, (ii) valuation allowances for deferred tax assets, accounts receivables and VAT receivables, and (iii) retroactive trade rebates and trade marketing refunds for customers, were not accurate or complete, and review of these estimates did not detect these deficiencies which resulted in material misstatements of the consolidated financial statements, which, except for the matters described below in respect of RAG, were identified and corrected prior to the Original Filing.

The Company did not maintain effective internal controls over the recording of retroactive trade rebates and trade marketing refunds at RAG. Specifically, during the investigation it was discovered that certain senior executives responsible for the accounting and finance function at RAG had the ability to and did override controls in order to conceal the full amount of retroactive trade rebates and trade marketing refunds provided to RAG’s customers in Russia. Due to this deficiency, management has concluded that (i) the controls in the reconciliation and review process within RAG’s finance department did not operate effectively to ensure that retroactive trade rebate and trade marketing refund transactions were valid, complete and accurately recorded in the Company’s books and records, (ii) the control requiring bilateral confirmation with counterparties of RAG’s trade receivables was not designed effectively, (iii) RAG’s Credit Committee was headed by an employee not properly authorized to serve in such capacity, was not adequately staffed and was ineffective in monitoring accounts receivables, retroactive trade rebates and trade marketing refunds, and (iv) the controls related to the monitoring of long-outstanding accounts receivable did not operate correctly as cash payments received by RAG were allocated to the oldest invoices on a rolling basis, rather than to specific invoices.

The control deficiencies described in the preceding paragraph, which, in the aggregate constituted a material weakness in internal control over financial reporting, resulted in the material misstatement of the Company’s consolidated financial statements for the year ended 2011 and the restatement of prior periods to correct errors arising out of transactions not recorded in 2010 and 2011. Restated consolidated financial statements for the years ended December 31, 2010 and 2011 to correct the errors related to the failure to record retroactive trade rebates and trade marketing refunds are included in this Form 10-K/A. For a more detailed description of the Restatement, see Note 2, “Restatement of consolidated financial statements”, to the accompanying consolidated financial statements.

It has also been determined that there has been a breach of the books and records provisions of the Foreign Corrupt Practices Act (FCPA) of the United States and potentially other breaches of the FCPA. It was determined that payments or gifts were made in a foreign jurisdiction in which the Company operates, and that there was a failure to maintain documentation in respect of certain of these payments or gifts adequate to establish whether there was a valid business purpose in making the payments or gifts. Furthermore, our management also identified a material weakness in our internal control over financial reporting regarding the implementation of our policy on compliance with applicable laws as of December 31, 2011. Our conclusion that this deficiency is a material weakness in our internal control over financial reporting is not based on misstatements in our historical consolidated financial statements or our consolidated financial statements as of and for the period ended December 31, 2011, but instead on the determination that we did not design or maintain sufficient policies, procedures, controls, communications or training to deter or prevent the risk of violations of law, including the Foreign Corrupt Practices Act (“FCPA”) of the United States.

As a result of management’s assessment of our internal control over financial reporting as of December 31, 2011 completed as of the date of this Amended Filing, management has concluded that our internal control over financial reporting, was ineffective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting has been audited by our independent registered public accounting firm as stated in their report appearing in Item 8, which expresses an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

Remediation Initiatives

The Company has implemented or plans to implement appropriate measures to remediate the material weaknesses described above, including the following:

Enhanced Controls and Procedures

We are assessing the resources and needs of our corporate finance and reporting department at both the corporate and subsidiary levels and intend to restructure those departments with additional qualified personnel. In particular, with respect to RAG, we have:

•	Changed RAG’s senior management and made other management changes;

•	Reorganized RAG’s finance function, with eight departments separately reporting to RAG’s chief financial officer; and

•	Established a new commercial finance department for RAG, for which we plan to hire additional personnel.

We are reviewing and intend to revise accounting policies and procedures in relation to these material weaknesses for completeness, accuracy and adequacy. Among other things, we have:

•

Implemented additional approvals, reviews, reporting and analysis of retroactive trade rebates and trade marketing refunds provided by RAG, and segregated duties within RAG with respect to those functions;

•

Implemented monthly reviews and reconciliations by RAG management of actual recorded retroactive trade rebates and trade marketing refunds as compared to forecasted retroactive trade rebates and trade marketing refunds; and

•	Implemented an electronic validation system, which requires additional levels of approvals, electronically recorded, for all RAG trade marketing activities.

RAG management has revised and documented its policies and procedures on the provision of retroactive trade rebates and trade marketing refunds to customers, and communicated these policies and procedures to RAG sales personnel.

RAG management has increased its oversight and monitoring activities with respect to retroactive trade rebates and trade marketing activities, including:

•	Monthly meetings with sales and finance personnel to review trade marketing spending;

•	Weekly Credit Committee meetings, which include, among others, RAG’s chief financial officer, head of treasury and other key personnel; and

•	Review and approval by RAG’s chief executive officer of key contractual terms and overall discount limits for all key customers.

FCPA

CEDC plans, on a company wide basis to adopt and conduct training regarding the Company’s accounting code of conduct emphasizing the commitment to accounting and financial reporting integrity, as well as transparency and robust and complete communications with, and disclosures to, internal and external auditors, in order to address and remediate the material weakness identified with respect to our financial close process. In addition, we plan to implement personnel resource plans, as well as training and retention programs, designed to ensure that there are sufficient personnel with knowledge, experience, and training in the application of US GAAP commensurate with our financial reporting requirements; and develop and implement comprehensive training programs for finance and sales personnel globally covering fundamental accounting and financial reporting matters, including accounting policies, financial reporting requirements, income statement classification, revenue recognition, accounting for reserves and accrued liabilities, and account reconciliation and documentation requirements.

We plan to reinforce the Ethics Hotline by regularly communicating its availability, as well as other reporting avenues or forums, through which employees at all levels can submit information or express concerns regarding accounting, financial reporting, or other irregularities they have become aware of or have observed.

Enhanced Legal Compliance

We will implement measures designed to remediate the material weaknesses in our internal control over financial reporting regarding the implementation of our policy on compliance with applicable laws, including the FCPA. We plan to recruit and appoint one or more new executive officers to serve as the Company’s Chief Compliance Officer and General Counsel to facilitate implementation and maintenance of compliance policies, procedures, training, reporting and internal reviews. The General Counsel and Chief Compliance Officer will report directly to the Company’s Chief Executive Officer, the Company’s Board of Directors and Audit Committee.

Our remediation will include the following:

We plan to adopt comprehensive FCPA compliance protocols and guidelines.

We also plan to provide comprehensive training of personnel in the requirements of FCPA, including training in those areas of operation that are most likely to raise FCPA compliance concerns.

We plan to evaluate FCPA compliance quarterly by the internal legal group and internal audit group, and report on FCPA compliance regularly to the Audit Committee.

The Audit Committee

The implementation of the remediation initiatives described above has been reviewed with, and approved by, the Audit Committee. In addition, the Board of Directors and the Audit Committee plan to amend the Audit Committee’s Charter to broaden the scope of its oversight responsibilities and monitoring activities. In particular, under the proposed amendments, the Audit Committee will, on a regular basis, oversee and monitor the Company’s compliance with internal operating policies and procedures and laws and regulations, including the FCPA, as well as the training of the Company’s personnel with respect to such compliance. In performing these activities, the Audit Committee would meet regularly with, and receive reports from, the Company’s management, including the newly-appointed General Counsel and Chief Compliance Officer.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses identified in respect of our financial close process, the development of certain management estimates and our internal controls over the recording of retroactive trade rebates and trade marketing refunds at RAG and the material weaknesses related to compliance with applicable laws, including the FCPA, there have not been any changes in our internal control over financial reporting for the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information regarding our executive officers and directors required by this item is included in our Amendment No. 1 on Form 10-K/A to the Original Filing Filed with the SEC on April 30, 2012.

Item 11.	Executive Compensation.

The information regarding executive compensation required by this item is included in our Amendment No. 1 on Form 10-K/A to the Original Filing Filed with the SEC on April 30, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information regarding security ownership of certain beneficial owners and management is included in our Amendment No. 1 on Form 10-K/A to the Original Filing Filed with the SEC on April 30, 2012.

Item 13.	Certain Relationships and Related Transactions.

The information regarding certain relationships and related transactions required by this item is included in our Amendment No. 1 on Form 10-K/A to the Original Filing Filed with the SEC on April 30, 2012.

Item 14.	Principal Accountant Fees and Services.

The information regarding principal accountant fees and services required by this item is included in our Amendment No. 1 on Form 10-K/A to the Original Filing Filed with the SEC on April 30, 2012.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) The following consolidated financial statements of the Company and report of independent auditors are included in Item 8 of this Annual Report on Form 10-K/A.

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
David Bailey
Interim Chief Executive Officer

Date: October 4, 2012

(a)(3) The following exhibits are either provided with this Form 10-K/A or are incorporated herein by reference.

Exhibit Number	Exhibit Description

1.1	Underwriting Agreement dated as of March 3, 2008 by and between Central European Distribution Corporation and J.P. Morgan Securities Inc. (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).

1.2	Underwriting Agreement dated as of June 25, 2008 by and between Central European Distribution Corporation and J.P. Morgan Securities Inc., as representative of the underwriters listed on Schedule 1 thereto (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on June 27, 2008 and incorporated herein by reference).

1.3	Underwriting Agreement dated as of July 20, 2009 among Central European Distribution Corporation, Mark Kaufman and Jefferies & Company, Inc. and UniCredit CAIB Securities UK Ltd., as representatives of the underwriters listed on Schedule 1 thereto (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated herein by reference).

1.4	Underwriting Agreement dated as of November 18, 2009 between Central European Distribution Corporation and Jefferies & Company, Inc. and UniCredit CAIB Securities UK Ltd., as representatives of the underwriters listed on Schedule 1 thereto (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on November 24, 2009 and incorporated herein by reference).

2.1†	Contribution Agreement among Central European Distribution Corporation, William V. Carey, William V. Carey Stock Trust, Estate of William O. Carey and Jeffrey Peterson dated November 28, 1997 (filed as Exhibit 2.1 to the Registration Statement on Form SB-2, File No. 333-42387, with the SEC on December 17, 1997 (the “1997 Registration Statement”) and incorporated herein by reference).

2.2	Share Sale Agreement dated June 27, 2005 by and among Rémy Cointreau S.A., Botapol Management B.V., Takirra Investment Corporation N.B., Central European Distribution Corporation and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 1, 2005 and incorporated herein by reference).

2.3†	Share Purchase Agreement dated July 11, 2005 by and among the State Treasury of the Republic of Poland, Carey Agri International-Poland Sp. z o.o. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 15, 2005 and incorporated herein by reference).

2.4†	Conditional Share Sale Agreement for Imperial Sp. z o.o. dated August 16, 2005 by and among Carey Agri International Poland Sp. z o.o., Central European Distribution Corporation, and Tadeusz Walkuski (filed as Exhibit 2.11 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 and incorporated herein by reference).

2.5	Share Sale and Purchase Agreement dated March 11, 2008 by and among White Horse Intervest Limited, William V. Carey, Central European Distribution Corporation, and Bols Sp. z o.o. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2008 and incorporated herein by reference).

2.6†	Share Sale and Purchase Agreement dated May 23, 2008 by and among Barclays Wealth Trustees (Jersey) Limited (in its capacity as trustee of The First National Trust), WHL Holdings Limited, Polmos Bialystok S.A. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2008 and incorporated herein by reference).

2.7	Amendment No. 5 to Share Sale and Purchase Agreement dated February 24, 2009 by and among Barclays Wealth Trustees (Jersey) Limited (in its capacity as trustee of The First National Trust), WHL Holdings Limited, Polmos Bialystok S.A. and Central European Distribution Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

2.8	Amendment to Share Sale and Purchase Agreement dated September 22, 2009 by and among White Horse Intervest, Limited, William V. Carey, Central European Distribution Corporation and Bols Sp. z o.o (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on September 28, 2009 and incorporated herein by reference).

2.9	Share Sale and Purchase Agreement dated September 22, 2009 by and among Bols Sp. z o.o and White Horse Intervest Limited (filed as Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC on September 28, 2009 and incorporated herein by reference).

Exhibit Number	Exhibit Description

2.10†	Amended and Restated Investment Commitment Letter dated June 18, 2008 by and among Central European Distribution Corporation, Lion Capital LLP acting for and on behalf of each of Lion Capital Fund I L.P., Lion Capital Fund I A L.P., Lion Capital Fund I B L.P., Lion Capital Fund I C L.P., Lion Capital Fund I SBS L.P.; and Lion Capital (Guernsey) Limited c/o Aztec Financial Services filed as Exhibit 2.21 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

2.11†	Note Purchase and Share Sale Agreement dated April 24, 2009 between Central European Distribution Corporation, Carey Agri International—Poland Sp. z o.o., Lion/Rally Cayman 2 and Lion/Rally Cayman 5 (filed as Exhibit 2.22 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

2.12†	Lion Option Agreement dated November 19, 2009 by and among Central European Distribution Corporation, Carey Agri International—Poland Sp. z o.o., Lion Capital, Lion/Rally Cayman 4, Lion/Rally Cayman 5, Lion/Rally Cayman 6 and Lion Rally Cayman 7 L.P (filed as Exhibit 2.23 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

2.13†	Preliminary Agreement on Sale of Shares dated as of April 8, 2010 by and between Eurocash S.A. and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2010 and incorporated herein by reference).

2.14†	Share Sale and Purchase Agreement dated February 7, 2011 by and among Central European Distribution Corporation, Polmos Bialystok S.A., Barclays Wealth Trustees (Jersey) Limited, as trustee of the First National Trust and Mark Kaufman (filed as Exhibit 2.14 to the Annual Report on Form 10-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Quarterly Report on Form10-Q filed with the SEC on November 9, 2011 and incorporated herein by reference).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on September 7, 2011 (filed as Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on September 7, 2011 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the 1997 Registration Statement and incorporated herein by reference).

4.2	Base Indenture dated as of March 7, 2008 by and between Central European Distribution Corporation, as Issuer and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.6 to the Annual Report on Form 10-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

4.3	Supplemental Indenture dated as of March 7, 2008 by and between Central European Distribution Corporation, as Issuer and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).

4.4	Registration Rights Agreement dated March 13, 2008 by and between Central European Distribution Corporation and Direct Financing Limited (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2008 and incorporated herein by reference).

4.5	Registration Rights Agreement, dated October 21, 2008 by and between Central European Distribution Corporation and Barclays Wealth Trustees (Jersey) Limited (as Trustee of the First National Trust) (filed as Exhibit 4.9 to the Annual Report on Form 10-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

4.6	Registration Rights Agreement dated May 7, 2009 between Central European Distribution Corporation, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 4.1 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

4.7	Warrant to purchase shares of common stock dated June 30, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.2 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

4.8	Warrant to purchase shares of common stock dated June 30, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.3 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

Exhibit Number	Exhibit Description

4.9	Warrant to purchase shares of common stock dated June 30, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.4 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

4.10	Warrant to purchase shares of common stock dated June 30, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.5 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

Warrant to purchase shares of common stock dated June 30, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.6 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

4.11	Warrant to purchase shares of common stock dated June 30, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.7 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

4.12	Agreement dated October 30, 2009 between Central European Distribution Corporation, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 5, 2009 and incorporated herein by reference).

4.13	Warrant to purchase shares of common stock dated October 2, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.2 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009 and incorporated herein by reference).

4.14	Warrant to purchase shares of common stock dated October 2, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.3 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009 and incorporated herein by reference).

4.15	Warrant to purchase shares of common stock dated October 2, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.4 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009 and incorporated herein by reference).

4.16	Warrant to purchase shares of common stock dated October 2, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.5 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009 and incorporated herein by reference).

4.17	Warrant to purchase shares of common stock dated October 2, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 4 (filed as Exhibit 4.6 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009 and incorporated herein by reference).

4.18	Warrant to purchase shares of common stock dated October 2, 2009 issued by Central European Distribution Corporation to Lion/Rally Cayman 5 (filed as Exhibit 4.7 to the to the Quarterly Report on Form 10-Q filed with the SEC on November 11, 2009 and incorporated herein by reference).

4.19	Indenture dated as of December 2, 2009 by and between Central European Distribution Corporation, CEDC Finance Corporation International, Inc., as Issuer and Deutsche Trustee Company Limited, as Trustee (including the respective forms of the $380,000,000 9.125% Senior Secured Note and the €380,000,000 8.875% Senior Secured Note, each due December 1, 2016) (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 3, 2009 and incorporated herein by reference).

4.20	Form of Registration Rights Agreement, by and among Central European Distribution Corporation, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 4.25 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

4.21	First Supplemental Indenture dated December 29, 2009 by and among Bravo Premium LLC, JSC Distillery Topaz, JSC “Russian Alcohol Group,” Latchey Limited, Limited Liability Company “The Trading House Russian Alcohol,” Lion/Rally Cayman 6, Lion/Rally Lux 1 S.A., Lion/Rally Lux 2 S.à r.l., Lion/Rally Lux 3 S.à r.l., Mid-Russian Distilleries, OOO First Tula Distillery, OOO Glavspirttirest, Pasalba Limited, Premium Distributors sp. z o.o., Sibirsky LVZ, as Additional Guarantors, CEDC Finance Corporation International, Inc., as Issuer, the entities listed on Schedule I thereto, as the existing Guarantors, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Polish Security Agent and TMF Trustee Limited, as Security Agent (filed as Exhibit 4.26 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

Exhibit Number	Exhibit Description

4.22	Second Supplemental Indenture dated December 8, 2010 by and among CEDC Finance Corporation International, Inc., as Issuer, Central European Distribution Corporation and the entities listed on Schedule I thereto, as Guarantors, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Polish Security Agent and TMF Trustee Limited, as Security Agent (filed as Exhibit 4.22 to the Annual Report on Form 10-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

4.23	Registration Rights Agreement dated February 7, 2011 between Central European Distribution Corporation and Mark Kaufman (filed as Exhibit 4.23 to the Annual Report on Form 10-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

4.24	Rights Agreement dated September 6, 2011 between Central European Distribution Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2011 and incorporated herein by reference).

10.1	2007 Stock Incentive Plan (filed as Exhibit A to the definitive Proxy Statement as filed with the SEC on March 27, 2007, and incorporated herein by reference).

10.2	Form of Stock Option Agreement with Directors under 2007 Stock Incentive Plan (filed as Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008 and incorporated herein by reference).

10.3	Form of Stock Option Agreement with Officers under 2007 Stock Incentive Plan (filed as Exhibit 10.3 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008 and incorporated herein by reference).

10.4	Lease Agreement for warehouse at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on April 16, 2001 and incorporated herein by reference).

10.5	Annex 2 to Lease Agreement dated February 19, 2003 for the warehouse located at Bokserska Street 66a, Warsaw, Poland (filed as Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 15, 2004 and incorporated herein by reference).

10.6	Social guarantee package for the employees of Polmos Bialystok S.A. (filed as exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2005 and incorporated herein by reference).

10.7	Trade Mark License dated August 17, 2005 by and among Distilleerderijen Erven Lucas Bols B.V., Central European Distribution Corporation and Carey Agri International Poland Sp. z o.o. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.8	Deed of Tax Covenant dated August 17, 2005 by and among Botapol Management B.V., Takirra Investment Corporation N.V., Rémy Cointreau S.A., Carey Agri International Poland Sp. z o.o. and Central European Distribution Corporation (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 23, 2005 and incorporated herein by reference).

10.9	Facility Agreement dated December 21, 2007 among Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch, and Bank Polska Kasa Opieki S.A. and Carey Agri International-Poland Sp. z o.o. (filed as Exhibit 10.31 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008 and incorporated herein by reference).

10.10	Corporate Guarantee Agreement dated December 21, 2007 between Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch, Bank Polska Kasa Opieki S.A. and Central European Distribution Corporation (filed as Exhibit 10.32 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008 and incorporated herein by reference).

10.11	Shareholders Agreement dated March 13, 2008 among White Horse Intervest Limited, Bols Sp. z o.o., Central European Distribution Corporation and Copecresto Enterprises Limited (filed as Exhibit 10.51 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.12	Letter Agreement dated May 22, 2008 between Central European Distribution Corporation and Pasalba Limited (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 29, 2008 and incorporated herein by reference).

10.13	Shareholders’ Agreement dated July 8, 2008 by and among Central European Distribution Corporation, Lion/Rally Cayman 1 LP, Carey Agri International—Poland Sp. z o. o, Lion/Rally Carry ENG 1 LP and Lion/Rally Cayman 2 (filed as Exhibit 10.52 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

Exhibit Number	Exhibit Description

10.14	Instrument by way of Deed Constituting US$103,500,000 Unsecured Exchangeable Loan Notes dated July 8, 2008 by and among Lion/Rally Cayman 2 and Lion/Rally Lux 1 S.A. and Lion/Rally Lux 3 S.a.r.l. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 15, 2008 and incorporated herein by reference).

10.15	Shareholders’ Agreement dated May 23, 2008 by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A. and Peulla Enterprises Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2008 and incorporated herein by reference).

10.16	Amendment No. 1 to Shareholders’ Agreement dated February 24, 2009 by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A. and Peulla Enterprises Limited. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.17	Amended and Restated Employment Agreement dated June 11, 2008 by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.18	Amended and Restated Employment Agreement dated June 11, 2008 by and between Central European Distribution Corporation and Christopher Biedermann (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.19	Amended and Restated Employment Agreement dated June 11, 2008 by and between Central European Distribution Corporation and Evangelos Evangelou (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.20	Amended and Restated Employment Agreement dated June 11, 2008 by and between Central European Distribution Corporation and James Archbold (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.21	Amended and Restated Executive Bonus Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on June 17, 2008 and incorporated herein by reference).

10.22	Facilities Agreement dated April 24, 2008 among Central European Distribution Corporation, Bols Sp. z o.o. and certain other subsidiaries of Central European Distribution Corporation, and Bank Zachodni WBK S.A. as lender (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 and incorporated herein by reference).

10.23	Labor Contract dated April 1, 2008 between Parliament Distribution and Mr. Sergey Kupriyanov (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

10.24	Facilities Agreement dated July 2, 2008 among Central European Distribution Corporation, Carey Agri International-Poland Sp. z o.o and certain other subsidiaries of Central European Distribution Corporation, and Bank Handlowy W Warszawie S.A. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

10.25	Amendment and Restatement Agreement Relating to a Facility Agreement dated December 21, 2007, dated February 24, 2009, by and among Carey Agri International-Poland Sp. z o.o., Central European Distribution Corporation, Astor Sp. z o.o., Bols Hungary KFT, Bols Sp. z o.o., Botapol Holding B.V., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A. Delikates Sp. z o.o., Fine Wine & Spirit (FWS) Sp. z o.o., Imperial Sp. z o.o. Miro Sp. z o.o., MTC Sp. z o.o., Multi-Ex Sp. z o.o., Onufry S.A., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Przedsiebiorstwo Handlu Spozywczego Sp. z o.o., PWW Sp. z o.o., Saol Dystrybucja Sp. z o.o., Fortis Bank Polska S.A., Fortis Bank S.A./NV, Austrian Branch and Bank Polska Kasa Opieki S.A. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

Exhibit Number	Exhibit Description

10.26	Amendment Agreement Relating to a Facility Agreement dated December 21, 2007 as Amended and Restated on February 24, 2009, dated February 24, 2009, by and among Carey Agri International-Poland Sp. z o.o., Central European Distribution Corporation, Astor Sp. z o.o., Bols Hungary KFT, Bols Sp. z o.o., Botapol Holding B.V., Dako-Galant Przedsiebiorstwo Handlowo Produkcyjne Sp. z o.o., Damianex S.A. Delikates Sp. z o.o., Fine Wine & Spirit (FWS) Sp. z o.o., Imperial Sp. z o.o. Miro Sp. z o.o., MTC Sp. z o.o., Multi-Ex Sp. z o.o., Onufry S.A., Panta Hurt Sp. z o.o., Polnis Dystrybucja Sp. z o.o., Polskie Hurtownie Alkoholi Sp. z o.o., Przedsiebiorstwo Dystrybucji Alkoholi Agis S.A., Przedsiebiorstwo Handlu Spozywczego Sp. z o.o., PWW Sp. z o.o., Saol Dystrybucja Sp. z o.o. and Bank Polska Kasa Opieki S.A. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.27	Amendment No. 1 to Shareholders’ Agreement dated February 24, 2009 by and among Barclays Wealth Trustees (Jersey) Limited (as trustee of The First National Trust), Polmos Bialystok S.A., Central European Distribution Corporation and Peulla Enterprises Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

10.28	Senior Facilities Agreement dated July 10, 2008 among Pasalba Ltd, Nowdo Limited, the Original Guarantors, Goldman Sachs International, Bank Austria Creditanstalt AG, ING Bank N.V., London Branch, Raiffeisen Zentralbank Oesterreich AG, the Original Lenders, The Law Debenture Trust Corporation p.l.c. and the Issuing Bank (filed as Exhibit 10.1 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

10.29	Intercreditor Deed dated July 10, 2008 between Lion/Rally Lux 2 S.A. R.L., Lion/Rally Lux 3 S.A. R.L., Pasalba Ltd, Nowdo Limited, Raiffeisen Zentralbank Oesterreich AG, The Law Debenture Trust Corporation p.l.c., the Issuing Bank, the Original Senior Lenders, the Original Intragroup Creditors, the Original Intragroup Debtors, the Original Hedge Provider, the Original Obligors, the Senior Lenders, the Intragroup Creditors, the Intragroup Debtors and the Hedge Providers (filed as Exhibit 10.53 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.30	Deed of Amendment dated December 23, 2008 in respect of a Senior Facilities Agreement, Deed of Guarantee and Covenants and Intercreditor Deed, each dated July 10, 2008, between (among others) Pasalba Ltd, Nowdo Limited, Goldman Sachs International, Unicredit Bank Austria AG, ING Bank N.V., London Branch and Raiffeisen Zentralbank Oesterreich AG (filed as Exhibit 10.3 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

10.31	Commitment Letter dated April 24, 2009 between Central European Distribution Corporation, Lion Capital LLP, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 30, 2009 and incorporated herein by reference).

10.32	Option Agreement dated May 7, 2009 between Central European Distribution Corporation, Lion/Rally Cayman 4, Lion/Rally Cayman 5 and Lion/Rally Cayman 7 L.P (filed as Exhibit 10.6 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

10.33	Governance and Shareholders Agreement dated May 7, 2009 among Central European Distribution Corporation, Lion/Rally Cayman 4, Lion/Rally Cayman 5, Lion/Rally Cayman 6, Lion/Rally Cayman 7 L.P. and Lion/Rally Cayman 8 (filed as Exhibit 10.7 to the to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 and incorporated herein by reference).

10.34	Letter of Undertaking dated April 24, 2009 between Central European Distribution Corporation, Lion Capital LLP, Lion/Rally Cayman 4 and Lion/Rally Cayman 5 (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 30, 2009 and incorporated herein by reference).

10.35	Commitment Letter dated July 29, 2009 between Central European Distribution Corporation, Lion/Rally Cayman 6 and Lion/Rally Cayman 7 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference).

10.36	Sale and Purchase Agreement dated July 29, 2009 between Lion/Rally Cayman 6, Euro Energy Overseas Ltd., Altek Consulting Inc., Genora Consulting Inc., Lidstel Ltd., Pasalba Limited and Lion/Rally Lux 1 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference).

10.37	New Option Agreement dated October 2, 2009 (as amended on October 30, 2009) between Central European Distribution Corporation, Lion/Rally Cayman 4, Lion/Rally Cayman 5 and Lion/Rally Cayman 7 L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 5, 2009 and incorporated herein by reference).

Exhibit Number	Exhibit Description

10.38	Agreement dated November 9, 2009 by and among Lion/Rally Cayman 6, Kylemore International Invest Corp., Pasalba Limited, Lion/Rally Lux 1 and Central European Distribution Corporation (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 16, 2009 and incorporated herein by reference).

10.39	Letter Agreement dated November 12, 2009 between Bank Polska Kasa Opieki S.A. and Carey Agri International-Poland Sp. z o.o. (filed as Exhibit 10.48 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.40	Letter Agreement dated November 12, 2009 between Bank Handlowy w Warszawie S.A. and Carey Agri International-Poland Sp. z o.o (filed as Exhibit 10.49 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.41	Co-Investor Option Agreement dated November 19, 2009 by and among Central European Distribution Corporation, Lion Capital, Lion/Rally Cayman 4, Lion/Rally Cayman 5, Cayman 6, Lion/Rally Cayman 7 L.P and Lion/Rally Cayman 8 (filed as Exhibit 10.50 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.42	Letter Agreement dated November 25, 2009 between Bank Zachodni WBK S.A. and Bols Sp. z o.o (filed as Exhibit 10.52 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.43	Loan Agreement dated December 2, 2009 by and between CEDC Finance Corporation International, Inc., as Lender and Carey Agri International—Poland Sp. z o.o., as Borrower (filed as Exhibit 10.53 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.44	Loan Agreement dated December 2, 2009 by and between CEDC Finance Corporation International, Inc., as Lender and Jelegat Holdings Limited, as Borrower (filed as Exhibit 10.54 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.45	On-Loan Facility Agreement dated December 1, 2009 by and between Jelegat Holdings Limited, as Lender, and Joint Stock Company “Distillery Topaz,” OOO “First Tula Distillery,” Bravo Premium LLC, Limited Liability Company “The Trading House Russian Alcohol,” Joint Stock Company “Russian Alcohol Group,” ZAO “Sibersky LVZ,” and Closed Joint Stock Company “Mid Russian Distilleries,” as Borrowers (filed as Exhibit 10.55 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.46	Form of Restricted Stock Award Agreement under 2007 Stock Incentive Plan (filed as Exhibit 10.56 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.47	Form of Restricted Stock Award Agreement under 2007 Stock Incentive Plan (filed as Exhibit 10.56 to the Annual Report on Form 10-K filed with the SEC on March 1, 2010 and incorporated herein by reference).

10.48	Amended and Restated Employment Agreement dated January 1, 2010 by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.49	Amended and Restated Employment Agreement dated January 1, 2010 by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.50	Amended and Restated Employment Agreement dated January 1, 2010 by and between Central European Distribution Corporation and Christopher Biedermann (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.51	Amended and Restated Employment Agreement dated January 1, 2010 by and between Central European Distribution Corporation and Evangelos Evangelou (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.52	Amended and Restated Employment Agreement dated January 1, 2010 by and between Central European Distribution Corporation and James Archbold (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

10.53	Amended and Restated Executive Bonus Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on March 18, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit Description

10.54(a)	Term and Overdraft Facilities Agreement dated December 17, 2010 among Central European Distribution Corporation, as Original Guarantor, CEDC International sp. z o.o., Przedsiebiorstwo “Polmos” Bialystok S.A. and PWW sp. z o.o., as Borrowers, Bank Handlowy w Warszawie S.A., as Agent, Original Lender and Security Agent, and Bank Zachodni WBK S.A., as Original Lender (filed as Exhibit 10.54 to the Annual Report on Form 10-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.54(b)	Letter Agreement dated February 28, 2011 among Central European Distribution Corporation, CEDC International sp. z o.o., Przedsiebiorstwo “Polmos” Bialystok S.A. and PWW sp. z o.o., the additional guarantors party thereto, Bank Handlowy w Warszawie S.A. and Bank Zachodni WBK S.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.54(c)	Amendment Agreement to the PLN 330,000,000 Term and Overdraft Facilities Agreement, dated April 21, 2011, among Central European Distribution Corporation, CEDC International sp. z o.o., Przedsiebiorstwo “Polmos” Bialystok S.A., PWW sp. z o.o., Bank Handlowy w Warszawie S.A. and Bank Zachodni WBK S.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 27, 2011 and incorporated herein by reference).

10.55	Loan Agreement dated December 9, 2010 by and between CEDC Finance Corporation International, Inc., as Lender and CEDC International—Poland Sp. z o.o., as Borrower (filed as Exhibit 10.55 to the Annual Report on Form 10-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.56	First Amendment to Loan Agreement dated December 21, 2010 by and between CEDC Finance Corporation International, Inc., as Lender and CEDC International—Poland Sp. z o.o., as Borrower (filed as Exhibit 10.56 to the Annual Report on Form 10-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.57	Amended and Restated Employment Agreement dated October 13, 2011 by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

10.58	Amended and Restated Employment Agreement dated October 13, 2011 by and between Central European Distribution Corporation and Christopher Biedermann (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

10.59	Amended and Restated Employment Agreement dated October 13, 2011 by and between Central European Distribution Corporation and Evangelos Evangelou (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

10.60	Amended and Restated Employment Agreement, dated October 13, 2011, by and between Central European Distribution Corporation and James Archbold (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

10.61	Amended and Restated Executive Bonus Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 25, 2011 and incorporated herein by reference).

10.62	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 30, 2011 and incorporated herein by reference).

21**	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young Audit sp. z o.o.

23.2*	Consent of PricewaterhouseCoopers Sp. z o.o.

24**	Power of Attorney (contained on signature page).

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a) Certification of the CEO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the CFO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Central European Distribution Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Previously filed.
†	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon request.