Form 10-Q/A
period 2012-03-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2012-10-05
CIK 1046880

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

EXPLANATORY NOTE

Central European Distribution Corporation (“we”, “us”, “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, initially filed with the SEC on May 10, 2012 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to restate the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2012 and 2011 (the “Restatement”).

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

Thereafter, the Audit Committee of the Company’s Board of Directors initiated an internal investigation, with the assistance of outside counsel and forensic accountants engaged by outside counsel, regarding the Company’s retroactive trade rebates, trade marketing refunds and related accounting issues. The Audit Committee, through its counsel, voluntarily notified the SEC of the investigation and is cooperating with the SEC. The Audit Committee has completed its accounting investigation, and has identified accounting irregularities at RAG, which resulted in the understatement of retroactive trade rebates and trade marketing refunds, as well as certain other errors that were concealed from both the Company’s senior management and the independent auditors. Certain reclassifications have also been made to conform data for all periods presented with the current presentation. For a more detailed description of the Restatement, see Note 2, “Restatement of unaudited condensed consolidated financial statements”, to the accompanying unaudited condensed consolidated financial statements.

As a result of the investigation, the Company has also determined that a control deficiency existed which contributed to the incorrect accounting for the Company’s retroactive trade rebates and trade marketing refunds for customers giving rise to the Restatement and that this deficiency constituted a material weakness in internal control over financial reporting. In connection with the investigation, the Company’s management also identified a material weakness in the Company’s internal control over financial reporting regarding the implementation of our policy on compliance with applicable laws as of December 31, 2011. Furthermore, the Company has expanded certain disclosure items related to income taxes in Note 8, as well as fair value measurement in Note 15.

We are also filing a quarterly report on Form 10-Q for the three and six months ended June 30, 2012 which includes restated balances and results as of and for the three and six months ended June 30, 2011, an amendment on Form 10-K/A for the year ended December 31, 2011 which includes restated balances and results as of and for the year ended December 31, 2010, and an amendment on Form 10-Q/A to the Company’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2011 to restate the Company’s consolidated balance sheets as of those dates, and the consolidated statements of operations, the consolidated statements of cash flows, and the consolidated statement of changes in stockholders’ equity and the notes related thereto for periods covered by such financial statements to reflect the effects of the Restatement on the Company’s respective annual and unaudited Interim financial information.

This Amendment amends and restates only Items 1, 2, and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement and no other information in the Original Filing is amended hereby. Except as required to reflect the effects of the Restatement, no additional modifications or updates in this Amendment have been made to the Original Filing. Information not affected by the Restatement remains unchanged and reflects the disclosures made at the time of the Original Filing. This Amendment does not describe other events occurring after the original filing, including exhibits, or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

INDEX

		PAGE
PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and as of December 31, 2011	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three month periods ended March 31, 2012 and March 31, 2011	2

	Condensed Consolidated Statements of Cash Flow (unaudited) for the three month periods ended March 31, 2012 and March 31, 2011	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4	Controls and Procedures	32

PART II OTHER INFORMATION		33

Item 1	Legal Proceedings	33

Item 1A	Risk Factors	33

Item 6	Exhibits	34

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

All amounts are expressed in thousands

(except share information)

	March 31, 2012 (unaudited)	December 31, 2011
	(Restated, see Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$107,798	$94,410
Accounts receivable, net of allowance for doubtful accounts at March 31, 2012 of $26,889 and at December 31, 2011 of $24,510	220,257	410,866
Inventories	120,785	117,690
Prepaid expenses	23,169	16,538
Other current assets	21,722	23,020
Deferred income taxes	2,646	4,717
Debt issuance costs	2,959	2,962

Total Current Assets	499,336	670,203

Intangible assets, net	508,605	463,848
Goodwill	735,572	670,294
Property, plant and equipment, net	190,742	176,660
Deferred income taxes, net	22,811	21,488
Debt issuance costs	12,789	13,550
Non-current assets held for sale	675	675

Total Non-Current Assets	1,471,194	1,346,515

Total Assets	$1,970,530	$2,016,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$69,868	$144,797
Bank loans and overdraft facilities	66,708	85,762
Short-term obligations under Convertible Senior Notes	305,977	0
Income taxes payable	8,391	9,607
Taxes other than income taxes	101,323	189,515
Other accrued liabilities	73,441	48,208
Current portions of obligations under capital leases	1,159	1,109

Total Current Liabilities	626,867	478,998

Long-term obligations under capital leases	728	532
Long-term obligations under Convertible Senior Notes	0	304,645
Long-term obligations under Senior Secured Notes	950,643	932,089
Long-term accruals	2,191	2,000
Deferred income taxes	99,199	91,128
Commitments and contingent liabilities (Note 14)

Total Long-Term Liabilities	1,052,761	1,330,394

Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 73,125,230 and 72,740,302 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	731	727
Preferred Stock ($0.01 par value, 1,000,000 shares authorized, none issued and outstanding)	0	0
Additional paid-in-capital	1,370,335	1,369,471
Accumulated deficit	(1,137,700)	(1,197,884)
Accumulated other comprehensive income	57,686	35,162
Less Treasury Stock at cost (246,037 shares at March 31, 2012 and December 31, 2011)	(150)	(150)

Total Stockholders’ Equity	290,902	207,326

Total Liabilities and Stockholders’ Equity	$1,970,530	$2,016,718

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

All amounts are expressed in thousands

(except per share information)

	Three months ended March 31,
	2012	2011
	(Restated, see Note 2)	(Restated, see Note 2)
Sales	$321,756	$318,081
Excise taxes	(175,767)	(179,727)
Net sales	145,989	138,354
Cost of goods sold	90,874	85,685

Gross profit	55,115	52,669

Selling, general and administrative expenses	58,934	55,370
Gain on remeasurement of previously held equity interests	0	(7,898)

Operating income / (loss)	(3,819)	5,197

Non operating income / (expense), net
Interest income / (expense), net	(26,302)	(26,852)
Other financial income / (expense), net	97,588	30,522
Other non operating income / (expense), net	(2,598)	(976)

Income before income taxes and equity in net losses from unconsolidated investments	64,869	7,891

Income tax expense	(4,685)	(1,979)
Equity in net losses of affiliates	0	(7,946)

Net income (loss) attributable to the company	60,184	(2,034)

Net income from operations per share of common stock, basic	$0.83	$(0.03)

Net income from operations per share of common stock, diluted	$0.82	$(0.03)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	22,524	134,173

Comprehensive income attributable to the company	$82,708	$132,139

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

All amounts are expressed in thousands

	Three months ended March 31,
	2012	2011
	(Restated, see Note 2)	(Restated, see Note 2)
Cash flows from operating activities
Net income	$60,184	$(2,034)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,815	5,131
Deferred income taxes	1,488	5
Unrealized foreign exchange gains	(98,006)	(31,859)
Stock options fair value expense	864	693
Equity loss in affiliates	0	7,946
Gain on fair value remeasurement of previously held equity interest	0	(6,397)
Other non cash items	221	1,771
Changes in operating assets and liabilities:
Accounts receivable	226,070	264,074
Inventories	8,413	(16,586)
Prepaid expenses and other current assets	(2,318)	(17,520)
Trade accounts payable	(89,358)	(50,002)
Other accrued liabilities and payables (including taxes)	(88,607)	(70,625)

Net cash provided by operating activities	23,766	84,597

Cash flows from investing activities
Purchase of fixed assets	(1,329)	(505)
Proceeds from the disposal of fixed assets	127	0
Purchase of trademarks	0	(17,473)
Acquisitions of subsidiaries, net of cash acquired	0	(23,475)

Net cash used in investing activities	(1,202)	(41,453)

Cash flows from financing activities
Borrowings on bank loans and overdraft facility	8,594	0
Payment of bank loans, overdraft facility and other borrowings	(26,872)	(4,104)
Decrease in short term capital leases payable	90	(102)
Proceeds from options exercised	0	66

Net cash used in financing activities	(18,188)	(4,140)

Currency effect on brought forward cash balances	9,012	6,992
Net increase in cash	13,388	45,996
Cash and cash equivalents at beginning of period	94,410	122,116

Cash and cash equivalents at end of period	$107,798	$168,112

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$0	$23,131

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

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As discussed further in Note 6, certain credit and factoring facilities are coming due in 2012, which the Company expects to renew. Furthermore, our Convertible Senior Notes (the “Convertible Notes”) are due on March 15, 2013. Our current cash on hand, estimated cash from operations and available credit facilities will not be sufficient to make the repayment on Convertible Notes and, unless the transaction with Russian Standard Corporation is completed as scheduled, the Company may default on them. The Company’s cash flow forecasts include the assumption that certain credit and factoring facilities that are coming due in 2012 will be renewed to manage working capital needs. Moreover, the Company had a net loss and significant impairment charges in 2011 and current liabilities exceed current assets at March 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern unless the transaction with Russian Standard described below is completed as scheduled.

As discussed further in Note 17, on April 23, 2012, the Company announced that definitive agreements had been signed with Russian Standard Corporation (via Roust Trading Limited) for a strategic transaction. Pursuant to these agreements, on May 4, 2012 Roust Trading Limited and its affiliates invested $100 million in the Company by purchasing a combination of newly issued shares of the Company’s common stock and notes exchangeable into the Company’s common shares following shareholder approval. In addition, Roust Trading Limited has agreed to purchase from the Company up to $210 million principal amount of newly issued, Unsecured Senior Notes due July 31, 2016 at a blended interest rate of 6.00%. While we believe that this transaction would allow the Company to settle the Convertible Notes before March 15, 2013, the transaction is subject to certain risks, including shareholder approval which may not be obtained. The Company’s annual general meeting (AGM) is scheduled for June 29, 2012 at which time the final vote of the shareholders will be known. We believe that if the transaction is completed as scheduled, the Convertible Notes will be repaid by their maturity date which would substantially reduce doubts about the Company’s ability to continue as a going concern.

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

The balance sheet at December 31, 2011 has been derived from the audited restated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K/A for the year ended December 31, 2011, dated October 4, 2012.

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

As a result of the investigation, the Company determined that certain retroactive trade rebates provided to RAG’s customers in Russia were not recorded, and therefore the consolidated sales for the years ended December 31, 2011 and 2010 were overstated by $29.6 and $11.3 million, respectively. The consolidated sales for the three months ended March 31, 2012 were not affected by this error and for the three months ended March 31, 2011 were overstated by $5.5 million. The accounts receivable as at March 31, 2012, December 31, 2011 and March 31, 2011 were overstated by $48.4, $44.5 and $20.7 million, respectively. Furthermore, the Company improperly accounted for promotional compensation granted to customers and as a result the accounts receivable as at March 31, 2012, December 31, 2011 and March 31, 2011 were additionally overstated by $7.8, $8.1 and $7.7 million, respectively, and the consolidated sales for the three months ended March 31, 2012 and 2011 were overstated by $1.6 and $2.8 million, respectively.

As of March 31, 2012 the Company:

-	decreased accounts receivable by additional $4.3 million (in addition to the $48.4 million relating to unrecorded retroactive trade rebates and $7.8 million relating to promotional compensation granted to customers, described above) resulting from other individually immaterial adjustments;

-	decreased current deferred income taxes by $3.9 million, the adjustment is mainly a result of additional valuation allowance of $14.2 million offset by additional deferred tax recognized in relation to retroactive rebates for customers of $8.6 million, and other individually immaterial adjustments;

-	increased goodwill by $3.9 million, of which $2.7 million relates to unrecognized impairment of property, plant and equipment acquired in a business combinations in RAG in 2008 (adjusted also as of December 31, 2010).

In addition to the adjustments described above as of March 31, 2011 the Company:

-	decreased accounts receivable by additional $16.3 million (in addition to the $20.7 million relating to unrecorded retroactive trade rebates and $7.7 million relating to promotional compensation granted to customers, described above); this adjustment resulted mainly from a cut-off error of $14.1 million, where revenue for the second quarter of 2011 was recognized in March 2011 and other individually immaterial adjustments;

-	increased inventories by $9.5 million, resulting mainly from the cut-off error described above;

-	increased goodwill by $4.0 million, of which $2.7 million relates to unrecognized impairment of property, plant and equipment on acquisition of RAG in 2008;

-	increased trade payables by $10.1 million, of which $8.5 million relates to payables for marketing costs wrongly presented as other accrued liabilities;

-	decreased other accrued liabilities by $7.2 million, mainly as a result of adjustment to accruals for marketing costs described above, offset by immaterial adjustments.

In the unaudited condensed consolidated statement of operations for the three months ended March 31, 2011 the Company:

-	decreased sales by additional $9.8 million (in addition to the $5.5 million relating to unrecorded retroactive trade rebates and $2.8 million relating to promotional compensation granted to customers, described above) mainly due to sales cut-off error in the amount of $11.9 million offset by other individually immaterial adjustments;

-	decreased cost of goods sold by $11.7 million mainly due to sales cut-off error in the amount of $10.3 million and other immaterial adjustments.

As a result, the Audit Committee of the Company’s Board of Directors concluded that the Company should restate its unaudited condensed consolidated balance sheets as of March 31, 2012 and 2011, and its unaudited condensed consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for three months ended March 31, 2012 and 2011.

In addition to the errors and irregularities described above, the Company also included in the restated consolidated financial statements other adjustments, which are immaterial individually and in the aggregate, related primarily to previously unrecorded adjustments identified during the preparation of the unaudited condensed consolidated financial statements at March 31, 2012 and 2011, as well as, the write-off of non-recoverable VAT and prepayments, recording provisions for known obsolete inventory and accruing for certain other operating expenses. Furthermore, the Company has expanded certain disclosure items related to income and deferred taxes in Note 8.

The impact of the corrections of the errors discussed above on the consolidated balance sheets, consolidated statements of operations and comprehensive income, consolidated statements of cash flow and consolidated statements of changes in stockholders’ equity is shown in the accompanying tables (in thousands, except for per share data).

Condensed Consolidated Balance Sheet – March 31, 2012 (unaudited)

	As at March 31, 2012 As reported	Adjustment	As at March 31, 2012 Restated
Current Assets
Cash and cash equivalents	$107,798	$0	$107,798
Accounts receivable, net of allowance for doubtful accounts of $26,221 as reported and $26,889 as restated	280,761	(60,504)	220,257
Inventories	121,324	(539)	120,785
Prepaid expenses	23,594	(425)	23,169
Other current assets	19,341	2,381	21,722
Deferred income taxes	6,572	(3,926)	2,646
Debt issuance cost	2,959	0	2,959

Total Current Assets	562,349	(63,013)	499,336
Intangible assets, net	508,605	0	508,605
Goodwill	731,675	3,897	735,572
Property, plant and equipment, net	193,838	(3,096)	190,742
Deferred income taxes, net	22,811	0	22,811
Debt issuance costs	12,789	0	12,789
Non-current assets held for sale	675	0	675

Total Non-Current Assets	1,470,393	801	1,471,194

Total Assets	2,032,742	(62,212)	1,970,530

Current Liabilities
Trade accounts payable	69,868	0	69,868
Bank loans and overdraft facilities	66,708	0	66,708
Short-term obligations under Convertible Senior Notes	305,977	0	305,977
Income taxes payable	7,208	1,183	8,391
Taxes other than income taxes	99,863	1,460	101,323
Other accrued liabilities	70,715	2,726	73,441
Current portions of obligations under capital leases	1,159	0	1,159

Total Current Liabilities	621,498	5,369	626,867
Long-term obligations under capital leases	728	0	728
Long-term obligations under Senior Secured Notes	950,643	0	950,643
Long-term accruals	2,221	(30)	2,191
Deferred income taxes	99,199	0	99,199

Total Long-Term Liabilities	1,052,791	(30)	1,052,761
Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 73,125,230 shares issued and outstanding)	731	0	731
Preferred Stock ($0.01 par value, 1,000,000 shares authorized, none issued and outstanding)	0	0	0
Additional paid-in-capital	1,370,335	0	1,370,335
Accumulated deficit	(1,069,070)	(68,630)	(1,137,700)
Accumulated other comprehensive income	56,607	1,079	57,686
Less Treasury Stock at cost (246,037 shares)	(150)	0	(150)

Total Stockholder’s Equity	358,453	(67,551)	290,902

Total Liabilities and Stockholders’ Equity	$2,032,742	$(62,212)	$1,970,530

Condensed Consolidated Statement of Operations – 3 months ended March 31, 2012 (unaudited)

	Three months ended March 31, 2012 As reported	Adjustment	Three months ended March 31, 2012 Restated
Sales	$323,975	$(2,219)	$321,756
Excise taxes	(175,767)	0	(175,767)
Net sales	148,208	(2,219)	145,989
Cost of goods sold	89,529	1,345	90,874

Gross profit	58,679	(3,564)	55,115

Selling, general and administrative expenses	61,770	(2,836)	58,934

Operating income / (loss)	(3,091)	(728)	(3,819)

Non operating income / (expense), net
Interest income / (expense), net	(26,224)	(78)	(26,302)
Other financial income / (expense), net	97,922	(334)	97,588
Other non operating income / (expense), net	(2,598)	0	(2,598)

Income before income taxes and equity in net losses from unconsolidated investments	66,009	(1,140)	64,869

Income tax expense	(3,513)	(1,172)	(4,685)

Net income attributable to the company	62,496	(2,312)	60,184

Net income from operations per share of common stock, basic	0.86	(0.03)	0.83
Net income from operations per share of common stock, diluted	0.86	(0.04)	0.82
Other comprehensive income, net of tax:
Foreign currency translation adjustments	28,719	(6,195)	22,524

Comprehensive income attributable to the company	$91,215	$(8,507)	$82,708

Condensed Consolidated Statements of Cash Flow – 3 months ended March 31, 2012 (unaudited)

	Three months ended March 31, 2012 As reported	Adjustment	Three months ended March 31, 2012 Restated
Cash flows from operating activities
Net income	$62,496	$(2,312)	$60,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,815	0	4,815
Deferred income taxes	121	1,367	1,488
Unrealized foreign exchange gains	(98,681)	675	(98,006)
Stock options fair value expense	864	0	864
Other non cash items	(26)	247	221
Changes in operating assets and liabilities:
Accounts receivable	226,728	(658)	226,070
Inventories	6,964	1,449	8,413
Prepaid expenses and other current assets	(3,114)	796	(2,318)
Trade accounts payable	(89,358)	0	(89,358)
Other accured liabilities and payables (including taxes)	(87,043)	(1,564)	(88,607)

Net cash provided by operating activities	23,766	0	23,766
Cash flows from investing activities
Purchase of fixed assets	(1,329)	0	(1,329)
Proceeds from the disposal of fixed assets	127	0	127

Net cash used in investing activities	(1,202)	0	(1,202)
Cash flows from financing activities
Borrowings on bank loans and overdraft facility	8,594	0	8,594
Payment of bank loans, overdraft facility and other borrowings	(26,872)	0	(26,872)
Decrease in short term capital leases payable	90	0	90

Net cash used in financing activities	(18,188)	0	(18,188)
Currency effect on brought forward cash balances	9,012	0	9,012
Net increase in cash	13,388	0	13,388
Cash and cash equivalents at beginning of period	94,410	0	94,410

Cash and cash equivalents at end of period	$107,798	$0	$107,798

Condensed Consolidated Balance Sheet - March 31, 2011 (unaudited)

	Balance as at March 31, 2011 As Reported	Adjustments	Balance as at March 31, 2011 Restated
Current Assets
Cash and cash equivalents	$168,112	$0	$168,112
Accounts receivable, net of allowance for doubtful accounts of $34,056 as reported and $35,005 as restated	296,513	(44,678)	251,835
Inventories	137,504	9,462	146,966
Prepaid expenses and other current assets	70,415	(979)	69,436
Deferred income taxes	87,849	(677)	87,172
Debt issuance cost	2,739	9	2,748

Total Current Assets	763,132	(36,863)	726,269

Intangible assets, net	684,844	0	684,844
Goodwill, net	1,832,878	3,988	1,836,866
Property, plant and equipment, net	221,584	(3,202)	218,382
Deferred income taxes	43,805	0	43,805
Debt issuance costs	16,042	0	16,042

Total Non-Current Assets	2,799,153	786	2,799,939

Total Assets	$3,562,285	$(36,077)	$3,526,208

Current Liabilities
Trade accounts payable	$80,018	$10,076	$90,094
Bank loans and overdraft facilities	72,496	0	72,496
Income taxes payable	3,325	0	3,325
Taxes other than income taxes	98,525	(1,444)	97,081
Other accrued liabilities	105,405	(7,204)	98,201
Current portions of obligations under capital leases	838	0	838

Total Current Liabilities	360,607	1,428	362,035

Long-term obligations under capital leases	1,096	0	1,096
Long-term obligations under Senior Notes	1,288,564	0	1,288,564
Long-term accruals	2,321	(31)	2,290
Deferred income taxes	183,000	0	183,000

Total Long Term Liabilities	1,474,981	(31)	1,474,950

Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 72,716,235 shares issued and outstanding)	727	0	727
Additional paid-in-capital	1,367,509	0	1,367,509
Retained earnings	161,371	(37,905)	123,466
Accumulated other comprehensive income	197,240	431	197,671
Less Treasury Stock at cost (246,037 shares)	(150)	0	(150)

Total Stockholder’s Equity	1,726,697	(37,474)	1,689,223

Total Liabilities and Stockholders’ Equity	$3,562,285	$(36,077)	$3,526,208

Condensed Consolidated Statement of Operations – Three months ended March 31, 2011 (unaudited)

	Three months ended March 31, 2011 As reported	Adjustments	Three months ended March 31, 2011 Restated

Sales	$336,139	$(18,058)	$318,081
Excise taxes	(179,428)	(299)	(179,727)
Net sales	156,711	(18,357)	138,354
Cost of goods sold	97,374	(11,689)	85,685

Gross profit	59,337	(6,668)	52,669

Selling, general and administrative expenses	57,877	(2,507)	55,370
Gain on remeasurement of previously held equity interests	(7,898)	0	(7,898)

Operating income	9,358	(4,161)	5,197

Non operating income / (expense), net
Interest expense, net	(26,852)	0	(26,852)

Other financial income, net	31,046	(524)	30,522

Other non operating expenses, net	(976)	0	(976)

Income before taxes and equity in net income from unconsolidated investments	12,576	(4,685)	7,891

Income tax expense	(2,641)	662	(1,979)
Equity in net losses of affiliates	(8,814)	868	(7,946)

Net income / (loss)	$1,121	$(3,155)	$(2,034)

Net income / (loss) from operations per share of common stock, basic	$0.02	$(0.05)	$(0.03)
Net income / (loss) from operations per share of common stock, diluted	$0.02	$(0.05)	$(0.03)

Other comprehensive income, net of tax
Foreign currency translation adjustments	137,016	(2,843)	134,173

Comprehensive income attributable to the Company	$138,137	$(5,998)	$132,139

Condensed Consolidated Statements of Cash Flow - Three months ended March 31, 2011 (unaudited)

	Three months ended March 31, 2011 As reported	Adjustments	Three months ended March 31, 2011 Restated
Cash flows from operating activities of continuing operations
Net income / (loss)	$1,121	$(3,155)	$(2,034)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	5,131	0	5,131
Deferred income taxes	725	(720)	5
Unrealized foreign exchange gains	(31,651)	(208)	(31,859)
Stock options fair value expense	693	0	693
Equity loss in affiliates	8,814	(868)	7,946
Gain on fair value remeasurement of previously held equity interest, net of deferred tax	(6,397)	0	(6,397)
Other non cash items	1,780	(9)	1,771
Changes in operating assets and liabilities:
Accounts receivable	268,051	(3,977)	264,074
Inventories	(5,197)	(11,389)	(16,586)
Prepayments and other current assets	(16,860)	(660)	(17,520)
Trade accounts payable	(83,645)	33,643	(50,002)
Other accrued liabilities and payables	(58,176)	(12,449)	(70,625)

Net cash provided by operating activities from continuing operations	84,389	208	84,597
Cash flows from investing activities of continuing operations
Purchase of fixed assets	(505)	0	(505)
Purchase of trademarks	(17,473)	0	(17,473)
Acquisitions of subsidiaries, net of cash acquired	(23,475)	0	(23,475)

Net cash (used in) / provided by investing activities from continuing operations	(41,453)	0	(41,453)
Cash flows from financing activities of continuing operations
Payment of bank loans, overdraft facility and other borrowings	(4,104)	0	(4,104)
Decrease in short term capital leases payable	(102)	0	(102)
Proceeds from options exercised	66	0	66

Net cash used in financing activities from continuing operations	(4,140)	0	(4,140)
Currency effect on brought forward cash balances	6,992	0	6,992
Net increase in cash	45,788	208	45,996
Cash and cash equivalents at beginning of period	122,324	(208)	122,116

Cash and cash equivalents at end of period	$168,112	$0	$168,112

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$23,131	$0	$23,131

Supplemental disclosures of cash flow information
Interest paid	$6,329	$0	$6,329
Income tax paid	$7,012	$0	$7,012

Condensed Consolidated Statements of Changes in Stockholders’ Equity – March 31, 2011 (unaudited)

	Balance as at March 31, 2011 As Reported	Adjustments	Balance as at March 31, 2011 Restated
Common Stock	$727	$0	$727
Additional Paid-in Capital	1,367,509	0	1,367,509
Retained Earnings	161,371	(37,905)	123,466
Accumulated other comprehensive income of continuing operations	197,240	431	197,671
Accumulated other comprehensive income of discontinued operations	0	0	0
Less Treasury Stock at cost	(150)	0	(150)

Total	$1,726,697	$(37,474)	$1,689,223

3.	SALE OF ACCOUNTS RECEIVABLE

On February 24, 2011, two subsidiaries of the Company, namely CEDC International sp. z o.o. (“CEDC International”) and Polmos Białystok S.A. (“Polmos Bialystok”), entered into factoring arrangements (“Factoring Agreements”) with ING Commercial Finance Polska (“ING Polska”) for the sale up to 290.0 million Polish zlotys (approximately $93.0 million) of receivables. On January 1, 2012, the total limit under the Factoring Agreements was reduced from 290.0 million Polish zlotys ($93.0 million) to 250.0 million Polish zlotys ($80.2 million) and from March 1, 2012 it was further reduced to 220.0 million Polish zlotys ($70.5 million). The Factoring Agreements were to mature on April 30, 2012, however on April 25, 2012 the Company extended these agreements until September 30, 2012 with further decrease of the total limit from April 25, 2012 to 200.0 million Polish zlotys (approximately $64.1 million).

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

4.	COMPREHENSIVE INCOME

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

As of March 31, 2012, our functional currencies (Polish zloty, Russian ruble and Hungarian forint) exchange rates used to translate the balance sheet strengthened against the U.S. dollar as compared to the exchange rates as of December 31, 2011, and as a result $22.5 million of foreign currency translation adjustment was recognized as part of total comprehensive income, which mainly related to an increase in goodwill and intangible assets.

5.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended March 31,
	2012	2011
	(Restated, see Note 2)	(Restated, see Note 2)
Net income / (loss)	$60,184	$(2,034)
Weighted average shares of common stock outstanding (used to calculate basic EPS)	72,885	71,208
Net effect of dilutive employee stock options based on the treasury stock method	217	147

Weighted average shares of common stock outstanding (used to calculate diluted EPS)	73,102	71,355
Net income / (loss) per common share—basic	$0.83	$(0.03)
Net income / (loss) per common share—diluted	$0.82	$(0.03)

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

6.	BORROWINGS

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

For the three months ended March 31, 2012 and March 31, 2011, the additional pre-tax non-cash interest expense recognized in the consolidated statement of operations was $1.1 million each. Accumulated amortization related to the debt discount was $16.5 million and $12.2 million as of March 31, 2012 and March 3 1, 2011, respectively. Pre-tax increase in non-cash interest expense on our consolidated statements of operations and comprehensive income to be recognized until 2013, the maturity date of the CSNs, amounts to $3.2 million.

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

	March 31,	December 31,
	2012	2011
Senior Secured Notes due 2016	$953,705	$935,296
Unamortized debt discount	(3,062)	(3,207)

Total	$950,643	$932,089

March 31,
2012
Principal repayments for the following years
2012	$43,215
2013	327,912
2014	0
2015	0
2016 and beyond	950,643

Total	$1,321,770

7.	INVENTORIES

The following table summarizes our inventories:

	March 31,	December 31,
	2012 (Restated, see Note 2)	2011
Raw materials and supplies	$22,926	$22,237
In-process inventories	8,046	2,655
Finished goods and goods for resale	89,813	92,798

Total	$120,785	$117,690

Because of the nature of the products supplied by the Company, great attention is paid to inventory rotation. The number of days in inventory increased from at approximately 81 days as of December 31, 2011 to approximately 121 days as of March 31, 2012. As a comparison, the number of days in inventory as of March 31, 2011 amounted to 154 days with total balance of $147.0 million.

8.	INCOME TAXES

Our tax charge for the three months ended March 31, 2012 was $4.7 million which represents an effective tax rate for this period of 7.2%. The underlying tax rates in our key jurisdictions are 19% in Poland, 20% in Russia, 21% in Ukraine, 16% in Hungary and 35% in the United States. Changes in the Company’s uncertain income tax position, excluding the related accrual for interest and penalties, for the three-month period ended March 31, 2012 result from additions to accruals for current and prior year tax positions. There were no reductions for prior year tax positions, settlements or lapses in statutes of limitations. As of March 31, 2012 and December 31, 2011, the uncertain income tax position balance was $7.0 million and $7.1 million, respectively.

9.	OPERATING SEGMENTS

The Company operates and manages its business based upon three primary geographic segments: Poland, Russia and Hungary. Selected financial data split based upon this segmentation assuming elimination of intercompany revenues and profits is shown below: Segment information represents only continuing operations.

	Segment Net Sales Three months ended March 31,
	2012	2011
	(Restated, see Note 2)	(Restated, see Note 2)
Segment
Poland	$47,135	$46,617
Russia	93,426	86,579
Hungary	5,428	5,158

Total Net Sales	$145,989	$138,354

	Operating income / (loss) Three months ended March 31,
	2012	2011
	(Restated, see Note 2)	(Restated, see Note 2)
Segment
Poland before fair value adjustments	$6,480	$4,793
Gain on remeasurement of previously held equity interests	0	7,898

Poland after fair value adjustments	6,480	12,691
Russia	(8,463)	(6,220)
Hungary	720	661
Corporate Overhead
General corporate overhead	(1,692)	(1,242)
Option Expense	(864)	(693)

Total Operating income / (loss)	$(3,819)	$5,197

	Identifiable Operating Assets
	March 31, 2012	December 31, 2011
	(Restated, see Note 2)
Segment
Poland	$599,163	$600,940
Russia	1,319,980	1,369,744
Hungary	22,957	20,265
Corporate	28,430	25,769

Total Identifiable Assets	$1,970,530	$2,016,718

	Goodwill
	March 31, 2012 (Restated, see Note 2)	December 31, 2011
Segment
Poland	$276,188	$252,080
Russia	452,691	412,105
Hungary	6,693	6,109

Total Goodwill	$735,572	$670,294

10.	INTEREST EXPENSE, NET

The following items are included in Interest expense, net:

	Three months ended March 31,
	2012 (Restated, see Note 2)	2011
Interest income	$245	$525
Interest expense	(26,547)	(27,377)

Total interest expense, net	($26,302)	($26,852)

11.	OTHER FINANCIAL INCOME, NET

The following items are included in Other financial income, net:

	Three months ended March 31,
	2012	2011
	(Restated, see Note 2)	(Restated, see Note 2)
Foreign exchange impact related to foreign currency financing	$98,347	$31,127
Other gains / (losses)	(759)	(605)

Total other financial income / (expense), net	$97,588	$30,522

12.	OTHER NON-OPERATING EXPENSE

The following items are included in Other Non-Operating Expense:

	Three months ended March 31,
	2012	2011
Factoring costs and bank fees	(2,262)	(671)
Other gains / (losses)	(336)	(305)

Total other non operating income / (expense), net	($2,598)	($976)

13.	STOCK BASED COMPENSATION PLANS AND WARRANTS

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

December 31, 2011
Fair Value	$7.60
Dividend Yield	0%
Expected Volatility	66.1%
Weighted Average Volatility	66.1%
Risk Free Interest Rate	3%
Expected Life of Options from Grant	3.2

14.	COMMITMENTS AND CONTINGENT LIABILITIES

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

15.	FAIR VALUE MEASUREMENTS

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring and nonrecurring basis (cash and cash equivalents as well as assets held for sale) and fair values of financial assets accounted for at their carrying value (Convertible Senior Notes and Secured Senior Notes) as of March 31, 2012 and December 31, 2011.

		Assets at Fair Value Using
	Total	Quoted Prices in Activated Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
March 31, 2012
Recurring items
Cash and cash equivalents	$107,798	$107,798	$0	$0
Convertible Senior Notes	$272,800	$272,800	$0	$0
Secured Senior Notes	$731,350	$731,350	$0	$0
Nonrecurring items
Assets held for sale	$675	$0	$0	$675

December 31, 2011
Recurring items
Cash and cash equivalents	$94,410	$94,410	$0	$0
Convertible Senior Notes	$248,000	$248,000	$0	$0
Secured Senior Notes	$702,700	$702,700	$0	$0
Nonrecurring items
Assets held for sale	$675	$0	$0	$675

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

16.	EFFECTS OF FOREIGN CURRENCY MOVEMENTS

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$426 million	$4.3 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $574 million	$5.7 million gain/loss

17.	SUBSEQUENT EVENTS

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

18.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Overview

The Company is one of the world’s largest vodka producers and Central and Eastern Europe’s largest integrated spirit beverages business with its primary operations in Poland, Russia and Hungary. During 2011, the Company continued its strategy of integrating the business in Russia following the buyout of the remaining stake in Whitehall in the first quarter of 2011 when the Company took full economic and controlling ownership of the business. During the first quarter of 2012, the Company continued to focus on developing sales volumes in its key markets of Poland and Russia as well as reorganizing the Russia operations. Both the Polish and Russian vodka markets continued to see an overall market decline. In Poland, however, the Company was able to see year on year domestic volume and value growth for the quarter ending March 31, 2012 primarily due to the continued success of Żubrówka Biała and the higher margin flavored segment including Soplica. Total Russian volumes were down which were driven mainly by lower domestic vodka volumes, as a result of wholesalers de-stocking to lower levels of inventory and reduced sales to key accounts, during our renegotiations in the first quarter of 2012, partially offset by higher export volumes. On the domestic vodka front, sales volumes for the first quarter 2012 in Russia were down by 15% as compared to 2011, however, sell out from wholesalers to the retail trade was only down 8%—9% reflecting the impact of continued de-stocking. Finally spirit, which is the main ingredient in vodka production showed signs of stabilizing in both Russia and Poland, however Russia is still impacted as compared to the same quarter in the prior year due to the rapid increases in spirit prices during 2011.

Restatement

The Company is restating its unaudited condensed consolidated financial statements for the three months ended March 31, 2012 and 2011. The Restatement corrects certain accounting errors primarily related to the accounting for retroactive rebates provided to customers during those periods, accounting for revenue transactions, asset write offs, cut off errors and income taxes. The Restatement also includes reclassifications of accounts payable for periods prior to 2011 to conform to the current presentation. All amounts in Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Restated) have been adjusted, as appropriate, for the effects of the Restatement. For a more detailed description of the Restatement, see Note 2, “Restatement of unaudited condensed consolidated financial statements”, to the accompanying condensed consolidated financial statements.

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

Results of Operations:

Three months ended March 31, 2012 compared to three months ended March 31, 2011

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Three months ended March 31,
	2012	2011
	(Restated)	(Restated)
Sales	$321,756	$318,081
Excise taxes	(175,767)	(179,727)

Net sales	145,989	138,354
Cost of goods sold	90,874	85,685

Gross profit	55,115	52,669

Selling, general and administrative expenses	58,934	55,370
Gain on remeasurement of previously held equity interests	0	(7,898)

Operating income / (loss)	(3,819)	5,197

Non operating income / (expense), net
Interest income / (expense), net	(26,302)	(26,852)
Other financial income / (expense), net	97,588	30,522
Other non operating income / (expense), net	(2,598)	(976)

Income before taxes and equity in net income from unconsolidated investments	64,869	7,891

Income tax expense	(4,685)	(1,979)
Equity in net losses of affiliates	0	(7,946)

Net income attributable to the company	60,184	(2,034)

Net income from operations per share of common stock, basic	$0.83	$(0.03)
Net income from operations per share of common stock, diluted	$0.82	$(0.03)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	22,524	134,173

Comprehensive income attributable to the company	$82,708	$132,139

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and imports, and value added tax. Total net sales increased by approximately 5.5%, or $7.6 million, from $138.4 million for the three months ended March 31, 2011 to $146.0 million for the three months ended March 31, 2012. The increase was driven by the consolidation of Whitehall only for two months in 2011 comparing to a full quarter in 2012 of $6.5 million and higher local currency sales value of $9.2 million. These increases were partially offset by the impact of foreign currency exchange translation of $8.1 million. In Russia although sales volumes were lower, this was offset by improved pricing and lower trade marketing spend in the quarter.

	Segment Net Sales Three months ended March 31,
	2012	2011
	(Restated)	(Restated)
Segment
Poland	$47,135	$46,617
Russia	93,426	86,579
Hungary	5,428	5,158

Total Net Sales	$145,989	$138,354

Sales for Poland increased by $0.5 million from $46.6 million for the three months ended March 31, 2011 to $47.1 million for the three months ended March 31, 2012. This increase was driven mainly by volume growth of domestic vodkas of 7% and export volume growth of 17%, resulting in a net sales value increase of $5.5 million, or 11.8% in local currency terms, offset by weaker Polish zloty against the U.S. dollar which accounted for approximately $5.0 million of sales in U.S. dollar terms. The Company continued to see strong demand for its Żubrówka Biała as well as higher margin flavored vodkas including Soplica.

Sales for Russia increased by $6.8 million from $86.6 million for the three months ended March 31, 2011 to $93.4 million for the three months ended March 31, 2012. Local currency sales value increased by $2.8 million, which was driven by overall lower sales volumes of 15% offset by improved pricing and lower trade marketing. Lower sales volumes in Russia were primarily due to an overall weak vodka market in Russia, with total sales volumes in the industry down during the quarter, as well as continued lower inventory levels in the wholesale trade and reduced sales to key accounts during our renegotiations in the first quarter of 2012. The 15% decline in domestic sales represents the decline in sales into the trade, whereas sales out of the trade to the end customer was only down 8%—9%, with the difference due to the impact of de-stocking. The sales value decrease of the Russian business was also driven by the weakening of the Russian ruble against the U.S. dollar which accounted for approximately $2.5 million of sales in U.S. dollar terms. This was partially offset by the effect of consolidation of Whitehall only for two months in 2011 comparing to full quarter in 2012, resulting in a year on year increase of $6.5 million.

Sales for Hungary increased by $0.2 million from $5.2 million for the three months ended March 31, 2011 to $5.4 million for the three months ended March 31, 2012 which resulted in a $0.9 million increase in volumes on local currency terms offset by a weaker Hungarian forint against the U.S. dollar which accounted for approximately $0.7 million of sales in U.S. dollar terms.

Gross Profit

Total gross profit increased by approximately 4.6%, or $2.4 million, to $55.1 million for the three months ended March 31, 2012, from $52.7 million for the three months ended March 31, 2011. The increase in margin was driven primarily by the higher sales value in Russia. Gross profit margins as a percentage of net sales decreased by 0.3 percentage points from 38.1% to 37.8 % for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The change in gross margin percentage was driven by the year on year growth of spirit pricing which resulted in approximately $3.2 million of additional cost in the first quarter of 2012. The spirit prices in Russia have however recently begun to stabilize since January 2012, and in Poland spirit prices have been stable since February 2011 and into the beginning of 2012.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “SG&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses excluding fair value adjustments increased by $3.5 million, from $55.4 million for the three months ended March 31, 2011 to $58.9 million for the three months ended March 31, 2012. For comparability of costs between periods, operating expenses, after excluding the fair value adjustments, are shown separately in the table below. As a percent of net sales they increased from 40.0% for the three months ended March 31, 2011 to 40.4% for the three months ended March 31, 2012.

The table below sets forth the items of operating expenses.

	Operating Expenses Three Months Ended March 31,
	2012 (Restated)	2011 (Restated)
SG&A	$50,088	$48,253
Marketing	6,490	4,266
Depreciation and amortization	2,356	2,851

Sub-Total	58,934	55,370
Fair value adjustments	0	(7,898)

Total operating expense	$58,934	$47,472

SG&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. SG&A expenses increased by $1.8 million, from $48.3 million for the three months ended March 31, 2011 to $50.1 million for the three months ended March 31, 2012. The increase in SG&A is primarily due to the inclusion of a full quarter of the Whitehall Group in 2012 of $4.0 million, redundancy costs in Russia of $2.2 million as well as over all inflationary increases including transport costs in Russia.

Marketing expenses increased by $2.2 million, from $4.3 million for the three months ended March 31, 2011, to $6.5 million for the three months ended March 31, 2012, mainly due to higher marketing spending primarily in Russia and Ukraine.

Depreciation and amortization decreased by $0.5 million, from $2.9 million for the three months ended March 31, 2011 to $2.4 million for the three months ended March 31, 2012.

Operating Income

Total operating income decreased by $9.0 million, from $5.2 million income for the three months ended March 31, 2011 to $3.8 million loss for the three months ended March 31, 2012, primarily driven by lower domestic sales and higher spirit costs in the Russian market. The table below summarizes the segmental split of operating profit.

	Operating Income/(Loss) Three months ended March 31,
	2012	2011
	(Restated)	(Restated)
Segment
Poland before fair value adjustments	$6,480	$4,793
Gain on remeasurement of previously held equity interests	0	7,898

Poland after fair value adjustments	6,480	12,691
Russia	(8,463)	(6,220)
Hungary	720	661
Corporate Overhead
General corporate overhead	(1,692)	(1,242)
Option Expense	(864)	(693)

Total Operating Profit/(Loss)	$(3,819)	$5,197

Underlying operating income in Poland excluding fair value adjustments increased by approximately 35.4%, or $1.7 million, from $4.8 million for the three months ended March 31, 2011 to $6.5 million for the three months ended March 31, 2012. The operating loss in Russia increased by $2.3 million from 6.2 million loss for the three months ended March 31, 2011 to $8.5 million loss for the three months ended March 31, 2012. The changes in operating income in both of these segments were driven by all of the factors described above.

Non Operating Income and Expenses

Total interest expense decreased by approximately 2.2%, or $0.6 million, from $26.9 million for the three months ended March 31, 2011 to $26.3 million for the three months ended March 31, 2012. This decrease was primarily driven by the euro exchange rate as compared to the Polish zloty.

The Company recognized $97.6 million of non-cash unrealized foreign exchange rate income in the three months ended March 31, 2012, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $30.5 million of gain in the three months ended March 31, 2011.

Total other non-operating expenses increased by $1.6 million, from a loss of $1.0 million for the three months ended March 31, 2011 to a loss of $2.6 million for the three months ended March 31, 2012.

	Three months ended March 31,
	2012	2011
Factoring costs and bank fees	(2,262)	(671)
Other gains / (losses)	(336)	(305)

Total other non operating income / (expense), net	$(2,598)	$(976)

Income Tax

Our effective tax rate for the three months ended March 31, 2012 was 7.2% as compared to an average blended statutory rate of 21%. The difference in effective tax rates was due primarily to permanent tax differences related to the treatment of unrealized foreign exchange rate gains in Poland.

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

	Three months ended March 31, 2012	Three months ended March 31, 2011 (Restated)
Cash flow from operating activities	$23,766	$84,597
Cash flow from investing activities	$(1,202)	$(41,453)
Cash flow from financing activities	$(18,188)	$(4,140)

Management views and performs analysis of financial and non financial performance indicators of the business by segments that are split by countries. The extensive analysis of indicators such as sales value in local currencies, gross margin and operating expenses by segment is included in the MD&A section of this Form 10-Q/A.

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Overall cash flow from operating activities decreased from cash generation of $84.6 million for the three months ended March 31, 2011 to cash generation of $23.8 million for the three months ended March 31, 2012. The primary factors contributing to this lower cash generation in 2012 are due to the fact that in the first quarter of 2011, the Company entered into factoring arrangements in Poland for the first time which resulted in higher cash collection during this quarter. In 2011 the Polish operations received the cash inflow from the peak Q4 2010 sales as well as the cash from the factored receivables of the quarter, resulting in a one-off benefit in cash flow for the period. During the same period in 2012, the Polish operations only received the normal factored cash flow from the first quarter of 2012.

Overall working capital movements of accounts receivable, inventory and accounts payable provided approximately $54.2 million of cash during the three months ended March 31, 2012. Days sales outstanding (“DSO”) as of March 31, 2012 amounted to 48 days as compared to 56 days as of March 31, 2011. The number of days in inventory as of March 31, 2012 amounted to 121 days as compared to 154 days as of March 31, 2011. In addition, the ratio of our current assets to current liabilities, net of inventories, was 0.6 as of March 31, 2012.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets. Net cash outflow for the three months ended March 31, 2012 was $1.2 million.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities. Net cash used in financing activities was $18.2 million for the three months ended March 31, 2012 as compared to an outflow of $4.1 million for the three months ended March 31, 2011. The primary use in the three months ended March 31, 2012 was repayment of loans by the Company offset by certain loans drawn in Russia. For details see Note 6 to the Condensed Consolidated Financial Statements.

The Company’s Future Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As discussed further in Note 6, our Convertible Senior Notes (the “Convertible Notes”) are due on March 15, 2013. Our current cash on hand, estimated cash from operations and available credit facilities will not be sufficient to make the repayment and the Company may default on the Convertible Notes, unless the transaction with Russian Standard Corporation is completed as scheduled. The Company’s cash flow forecasts include the assumption that certain credit and factoring facilities that are coming due in 2012 will be renewed to manage working capital needs. Moreover, the Company had a net loss and significant impairment charges in 2011 and current liabilities exceed current assets at March 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern unless the transaction with Russian Standard described below is completed as scheduled.

As discussed further in Note 17, on April 23, 2012, the Company announced that definitive agreements had been signed with Russian Standard Corporation (via Roust Trading Limited) for a strategic transaction. Pursuant to these agreements, on May 4, 2012 Roust Trading Limited and its affiliates invested $100 million in the Company by purchasing a combination of newly issued shares of the Company’s common stock and notes exchangeable into the Company’s common shares following shareholder approval. In addition, Roust Trading has agreed to purchase from the Company up to $210 million principal amount of newly issued, unsecured senior notes due July 31, 2016 at a blended interest rate of 6.00%. While we believe that this transaction would allow the Company to settle the Convertible Notes before March 15, 2013, the transaction is subject to certain risks, including shareholder approval which may not be obtained. The Company’s annual general meeting (AGM) is scheduled for June 29, 2012 at which time the final vote of the shareholders will be known. We believe that if the transaction is completed as scheduled, Convertible Notes will be repaid by their maturity date which would substantially reduce doubts about the Company’s ability to continue as a going concern. Under the terms of the Indenture for our Senior Secured Notes due 2016, we expect that any indebtedness we incur in exchange for, or to redeem or refinance, all or a portion of the Convertible Notes will be required to be incurred as permitted refinancing indebtedness (a term defined in the Indenture); as a result, the terms of the indenture may limit our ability to enter into agreements that contain limitations on dividends (and certain payments having similar effects) payable to the Company (or its subsidiaries) by its subsidiaries. Any failure to pay the Convertible Notes would also be an event of default under our Senior Secured Notes due 2016 and the terms of our other indebtedness. Such events would jeopardize our ability to continue as a going concern. Notwithstanding the foregoing, we believe that cash on hand, cash from operations and available credit facilities will be sufficient to fund our anticipated cash requirements for working capital purposes and normal capital expenditures, and that we will remain in compliance with the financial covenants contained in our debt agreements, for at least the next twelve months. The Company’s cash flow forecasts used in making this determination include the assumption that certain credit and factoring facilities that are coming due in 2012 will be renewed to manage the Company’s working capital needs.

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

Disclosure Controls and Procedures.

We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Since December 31, 2011, we have begun the restructuring of our corporate finance and reporting department in Poland and Russia to implement more effective internal controls over financial reporting. However, our evaluation has disclosed material weaknesses still exist in our internal control over financial reporting as noted in Management’s Assessment on Internal Control over Financial Reporting located in Item 9A, Financial Statements and Supplementary Data, of our restated 2011 Annual Report on Amendment No. 2 on Form 10-K/A.

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

Please refer to Note 14 of the accompanying Condensed Consolidated Financial Statements attached herein for a discussion of certain legal proceedings.

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