Form 10-Q
period 2012-06-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2012-10-05
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

The number of shares outstanding of each class of the issuer’s common stock as of September 25, 2012: Common Stock ($.01 par value) 78,843,480

EXPLANATORY NOTE

Central European Distribution Corporation (“we”,”us”,”our,” or the “Company”) is filing this quarterly Report on Form 10-Q (this “Report”) for the three and six months ended June 30, 2012. This Form 10-Q restates the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011 (the “Restatement”) as originally presented in the Company’s quarterly report on Form 10-Q for the three and six months ended June 30, 2011 initially filed with the United States Securities and Exchange Commission (the “SEC”) on August 9, 2011 (“Original Filing”). The Restatement corrects certain accounting errors primarily related to the accounting for retroactive trade rebates and trade marketing refunds provided to customers during that period.

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

Thereafter, the Audit Committee of the Company’s Board of Directors initiated an internal investigation, with the assistance of outside counsel and forensic accountants engaged by outside counsel, regarding the Company’s retroactive trade rebates, trade marketing refunds and related accounting issues. The Audit Committee, through its counsel, voluntarily notified SEC of the investigation and is cooperating with the SEC. The Audit Committee has completed its accounting investigation, and has identified accounting irregularities at RAG, which resulted in the understatement of retroactive trade rebates and trade marketing refunds, as well as certain other errors that were concealed from both the Company’s senior management and the independent auditors. Certain reclassifications have also been made to conform data for all periods presented with the current presentation. For a more detailed description of the Restatement, see Note 2, “Restatement of unaudited condensed consolidated financial statements”, to the accompanying unaudited condensed consolidated financial statements.

As a result of the investigation Company has also determined that a control deficiency existed which contributed to the incorrect accounting for the Company’s retroactive trade rebates and trade marketing refunds provided to customers giving rise to the Restatement and that this deficiency constituted a material weakness in internal control over financial reporting. In connection with the investigation, the Company’s management also identified a material weakness in the Company’s internal control over financial reporting regarding the implementation of our policy on compliance with applicable laws as of December 31, 2011. Furthermore, the Company also has expanded certain disclosure items related to income taxes in Note 9.

We are also filing amendments on Form 10-Q/A to the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2012 which include restated balances and results as of and for the three months ended March 31, 2011, an amendment on Form 10-K/A for the year ended December 31, 2011 which include restated balances and results as of and for the years ended December 31, 2010, and an amendment on Form 10-Q/A to the Company’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2011 to restate the Company’s consolidated balance sheets as of those dates, and the consolidated statements of operations, the consolidated statements of cash flows, and the consolidated statement of changes in stockholders’ equity and the notes related thereto for periods covered by such financial statements to reflect the effects of the Restatement on the Company’s respective annual and unaudited interim financial information.

INDEX

		PAGE
PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and as of December 31, 2011	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three and six month periods ended June 30, 2012 and June 30, 2011	4

	Condensed Consolidated Statements of Cash Flow (unaudited) for the six month periods ended June 30, 2012 and June 30, 2011	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4	Controls and Procedures	36

PART II OTHER INFORMATION		38

Item 1	Legal Proceedings	38

Item 1A	Risk Factors	38

Item 6	Exhibits	39

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

All amounts are expressed in thousands

(except share information)

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$138,680	$94,410
Accounts receivable, net of allowance for doubtful accounts at June 30, 2012 of $ 27,387 and at December 31, 2011 of $24,510	213,140	410,866
Inventories	136,826	117,690
Prepaid expenses	21,127	16,538
Other current assets	18,873	23,020
Deferred income taxes	2,217	4,717
Debt issuance costs	6,797	2,962

Total Current Assets	537,660	670,203

Intangible assets, net	457,598	463,848
Goodwill	663,792	670,294
Property, plant and equipment, net	173,446	176,660
Deferred income taxes, net	23,254	21,488
Debt issuance costs	12,100	13,550
Non-current assets held for sale	675	675

Total Non-Current Assets	1,330,865	1,346,515

Total Assets	$1,868,525	$2,016,718

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$83,066	$144,797
Bank loans and overdraft facilities	57,194	85,762
Obligations under Convertible Senior Notes	270,993	0
Obligations under Debt Security	70,000	0
Income taxes payable	7,363	9,607
Taxes other than income taxes	124,773	189,515
Other accrued liabilities	61,034	48,208
Current portions of obligations under capital leases	956	1,109

Total Current Liabilities	675,379	478,998

Long-term obligations under capital leases	684	532
Long-term obligations under Convertible Senior Notes	0	304,645
Long-term obligations under Senior Secured Notes	917,848	932,089
Long-term accruals	1,978	2,000
Deferred income taxes	84,970	91,128
Commitments and contingent liabilities (Note 15)

Total Long-Term Liabilities	1,005,480	1,330,394

Temporary equity	29,558	0

Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 73,129,194 and 72,740,302 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	731	727
Preferred Stock ($0.01 par value, 1,000,000 shares authorized, none issued and outstanding)	0	0
Additional paid-in-capital	1,371,059	1,369,471
Accumulated deficit	(1,231,349)	(1,197,884)
Accumulated other comprehensive income	17,817	35,162
Less Treasury Stock at cost (246,037 shares at June 30, 2012 and December 31, 2011)	(150)	(150)

Total Stockholders’ Equity	158,108	207,326

Total Liabilities and Equity	$1,868,525	$2,016,718

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

All amounts are expressed in thousands

(except per share information)

	Three months ended June 30,		Six months ended June 30,
	2012	2011 (Restated, see Note 2)	2012	2011 (Restated, see Note 2)

Sales	$402,750	$425,838	$724,506	$743,919
Excise taxes	(215,549)	(227,482)	(391,316)	(407,209)
Net sales	187,201	198,356	333,190	336,710
Cost of goods sold	111,864	123,708	202,738	209,393

Gross profit	75,337	74,648	130,452	127,317

Selling, general and administrative expenses	68,100	63,756	127,034	119,126
Gain on remeasurement of previously held equity interests	0	0	0	(7,898)

Operating income	7,237	10,892	3,418	16,089

Non operating income / (expense), net
Interest income / (expense), net	(25,606)	(28,361)	(51,908)	(55,213)
Other financial income / (expense), net	(75,430)	19,008	22,158	49,530
Other non operating income / (expense), net	(2,501)	(2,661)	(5,099)	(3,637)

Income / (loss) before income taxes and equity in net losses from unconsolidated investments	(96,300)	(1,122)	(31,431)	6,769

Income tax benefit / (expense)	2,651	(2,211)	(2,034)	(4,190)
Equity in net losses of affiliates	0	0	0	(7,946)

Net loss attributable to the company	(93,649)	(3,333)	(33,465)	(5,367)

Net loss from operations per share of common stock, basic	$(1.23)	$(0.05)	$(0.45)	$(0.07)

Net loss from operations per share of common stock, diluted	$(1.23)	$(0.05)	$(0.45)	$(0.07)

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(39,869)	30,428	(17,345)	164,600

Comprehensive income / (loss) attributable to the company	$(133,518)	$27,095	$(50,810)	$159,233

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

All amounts are expressed in thousands

	Six months ended June 30,
	2012	2011 (Restated, see Note 2)
Cash flows from operating activities
Net loss	$(33,465)	$(5,367)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,843	10,765
Deferred income taxes	(3,809)	(5,671)
Unrealized foreign exchange gains	(20,196)	(50,940)
Stock options fair value expense	1,589	1,336
Equity loss in affiliates	0	7,946
Gain on fair value remeasurement of previously held equity interest	0	(6,397)
Other non cash items	1,042	2,794
Changes in operating assets and liabilities:
Accounts receivable	201,151	274,861
Inventories	(19,190)	(17,033)
Prepaid expenses and other current assets	(6,686)	(13,868)
Trade accounts payable	(69,031)	(59,551)
Other accrued liabilities and payables (including taxes)	(52,929)	(95,541)

Net cash provided by operating activities	8,319	43,334

Cash flows from investing activities
Purchase of fixed assets	(4,781)	(3,169)
Proceeds from the disposal of fixed assets	234	0
Purchase of intangibles	0	(693)
Purchase of trademarks	0	(17,473)
Acquisitions of subsidiaries, net of cash acquired	0	(24,124)

Net cash used in investing activities	(4,547)	(45,459)

Cash flows from financing activities
Borrowings on bank loans and overdraft facility	14,987	30,983
Debt security, net of debt issuance cost of $838	69,162	0
Repayment of Convertible Senior Notes	(35,532)	0
Payment of bank loans, overdraft facility and other borrowings	(37,214)	(34,401)
Issuance of shares in private placement	30,000	0
Decrease in short term capital leases payable	(10)	(277)
Proceeds from options exercised	0	72

Net cash provided by / (used in) financing activities	41,393	(3,623)

Currency effect on brought forward cash balances	(895)	10,166
Net increase in cash	44,270	4,418
Cash and cash equivalents at beginning of period	94,410	122,116

Cash and cash equivalents at end of period	$138,680	$126,534

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$0	$23,175

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except share and per share information

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and description of business

We operate primarily in the alcohol beverage industry. We are one of the largest producers of vodka in the world and are Central and Eastern Europe’s largest integrated spirit beverages business, measured by total volume, with approximately 33.2 million nine-liter cases produced and distributed in 2011. Our business primarily involves the production and sale of our own spirit brands (principally vodka), and the importation on an exclusive basis of a wide variety of spirits, wines and beers. Our primary operations are conducted in Poland, Russia, Ukraine and Hungary. We have six operational manufacturing facilities located in Poland and Russia.

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

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As discussed further in Note 7, certain credit and factoring facilities are coming due in 2012, which the Company expects to renew. Furthermore, our Convertible Senior Notes (the “Convertible Notes”) are due on March 15, 2013. Our current cash on hand, estimated cash from operations and available credit facilities will not be sufficient to make the repayment of principal on the Convertible Notes and, unless the transaction with Russian Standard Corporation, described in Note 4, is completed the Company may default on them. The Company’s cash flow forecasts include the assumption that certain credit and factoring facilities that are coming due in 2012 will be renewed to manage working capital needs. Moreover, the Company had a net loss and significant impairment charges in 2011 and current liabilities exceed current assets at June 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The transaction with Russian Standard Corporation is subject to certain risks, including shareholder approval which may not be obtained. The Company’s 2012 Annual Meeting of Stockholders (the “AGM”), which was postponed due to the need to restate the Company’s financial statements, is expected to be held as soon as practicable. We believe that if the transaction is completed as scheduled, the Convertible Notes will be repaid by their maturity date, which would substantially reduce doubts about the Company’s ability to continue as a going concern.

Basis of presentation

These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies. The subsidiaries’ financial statements have been adjusted to reflect U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and comprehensive income and cash flows for the interim periods presented have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

The balance sheet at December 31, 2011 has been derived from the restated audited consolidated financial statements at that date included in Amendment No. 2 on Form 10-K/A to the Company’s Annual Report for the fiscal year ended December 31, 2011, dated October 4, 2012, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the restated consolidated financial statements and related notes included in Amendment No. 2 on Form 10-K/A to the Company’s Annual Report for the fiscal year ended December 31, 2011, dated October 4, 2012.

The significant interim accounting policies include the recognition of a pro-rata share of certain estimated annual sales incentives, marketing, promotion and advertising costs, generally in proportion to sales, and the recognition of income taxes using an estimated annual effective tax rate adjusted for tax amendments related to prior years and changes in estimates.

On February 7, 2011, the Company acquired full voting and economic control over Whitehall Group and changed the accounting treatment for its interest in Whitehall from the equity method of accounting to consolidation beginning on February 7, 2011.

2.	RESTATEMENT OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2012, the Company changed its senior management at the Russian Alcohol Group (“RAG”), its main operating subsidiary in Russia. Following this change, the Company’s senior management requested that the new RAG senior management team review RAG’s business operations and internal controls, including an assessment of the resources and needs of the corporate finance and reporting departments, as identified in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 initially filed with Securities Exchange Commission (“SEC”) on February 29, 2012.

Based on the preliminary findings of that review, CEDC’s senior management concluded that the Company’s financial statements for the years ended December 31, 2010 and 2011 should no longer be relied upon because of a failure to reflect the timely reporting of the full amount of retroactive trade rebates and trade marketing refunds provided to RAG’s customers in Russia.

Thereafter, the Audit Committee of the Company’s Board of Directors initiated an internal investigation, with the assistance of outside counsel and forensic accountants engaged by outside counsel, regarding the Company’s retroactive trade rebates, trade marketing refunds and related accounting issues. The Audit Committee, through its counsel, voluntarily notified the SEC of the investigation and is cooperating with the SEC. The Audit Committee has completed its accounting investigation, and has identified accounting irregularities at RAG, which resulted in the understatement of retroactive trade rebates and trade marketing refunds, as well as other errors that were concealed from both the Company’s senior management and the independent auditors.

As a result of the investigation, the Company determined that certain retroactive trade rebates provided to RAG’s customers in Russia were not recorded, and therefore the consolidated sales for the years ended December 31, 2011 and 2010 were overstated by $29.6 million and $11.3 million, respectively. The consolidated sales for the three and six months ended June 30, 2012 were not affected by this error and for the three and six months ended June 30, 2011 were overstated by $6.7 million and $12.2 million, respectively. The accounts receivable as at December 31, 2011 and June 30, 2011 were overstated by $44.5 million and $29.2 million, respectively. Furthermore, the Company improperly accounted for promotional compensation granted to customers and as a result the accounts receivable as at December 31, 2011 and June 30, 2011 were additionally overstated by $8.1 million and $8.0 million, respectively and the consolidated sales for the three and six months ended June 30, 2011 were overstated by $3.7 and $6.5, respectively and the consolidated selling, general and administrative expenses for these periods were overstated by $3.3 and $4.2 million, respectively.

In addition to the adjustments described above as of June 30, 2011, the Company:

-

decreased accounts receivable by additional $23.2 million (in addition to $29.2 million relating to unrecorded retroactive trade rebates and $8.0 million relating to promotional compensation granted to customers described above). This adjustment resulted mainly from a cut-off error of $18.1 million, where revenue for the third quarter of 2011 was recognized in June 2011 and other individually immaterial adjustments;

-	increased inventories by $12.8 million, resulting mainly from the cut-off error described above of $13.2 million offset by other individually immaterial adjustment;

-	decreased taxes other than income taxes payable by $2.5 million, which is also a result of the above described cut-off error;

-	increased goodwill by $4.0 million, of which $2.7 million relates to unrecognized impairment of property, plant and equipment on acquisition of RAG in 2008.

In the unaudited condensed consolidated statement of operations for the three months ended June 30, 2011 the Company:

•

decreased sales by additional $3.8 million (in addition to the $6.7 million relating to unrecorded retroactive trade rebates and $3.7 million relating to promotional compensation granted to customers described above) mainly due to sales cut-off error in the amount of $3.3 million;

•	decreased cost of goods sold by $3.0 million mainly due to sales cut-off error in the amount of $2.9 million.

In the unaudited condensed consolidated statement of operations for the six months ended June 30, 2011 the Company:

•

decreased sales by additional $13.5 million (in addition to the $12.2 million relating to unrecorded retroactive trade rebates and $6.5 million relating to promotional compensation granted to customers described above) mainly due to sales cut-off error in the amount of $15.2 million;

•	decreased cost of goods sold by $14.7 million mainly due to sales cut-off error in the amount of $13.2 million.

As a result, the Audit Committee of the Company’s Board of Directors concluded that the Company should restate its unaudited condensed consolidated balance sheet as of June 30, 2011 and the related unaudited condensed consolidated statements of operations and changes in stockholders’ equity for three and six months ended June 30, 2011 and cash flows for the six months ended June 30, 2011.

In addition to the errors and irregularities described above, the Company also included in the restated consolidated financial statements other adjustments, which are immaterial individually and in the aggregate, related primarily to previously unrecorded adjustments identified during the preparation of the unaudited condensed consolidated financial statements at June 30, 2011, as well as, the write-off of non-recoverable VAT and prepayments, recording provisions for known obsolete inventory and accruing for certain other operating expenses. Furthermore, the Company has expanded certain disclosure items related to income and deferred taxes in Note 9.

The impact of the corrections of the errors discussed above on the consolidated balance sheet, consolidated statements of operations, consolidated statement of cash flow and consolidated statements of changes in stockholders’ equity is shown in the accompanying tables (in thousands, except for per share data).

Condensed Consolidated Balance Sheet - June 30, 2011 (unaudited)

	Balance as at June 30, 2011 As Reported	Adjustments	Balance as at June 30, 2011 Restated
Current Assets
Cash and cash equivalents	$126,534	$0	$126,534
Accounts receivable, net of allowance for doubtful accounts of $34,586 as reported and $35,554 as restated	310,850	(60,397)	250,453
Inventories	137,407	12,753	150,160
Prepaid expenses and other current assets	58,043	528	58,571
Deferred income taxes	94,473	(1,410)	93,063
Debt issuance cost	2,884	0	2,884

Total Current Assets	730,191	(48,526)	681,665

Intangible assets, net	699,127	0	699,127
Goodwill, net	1,869,558	4,046	1,873,604
Property, plant and equipment, net	224,768	(3,265)	221,503
Deferred income taxes	42,625	0	42,625
Debt issuance costs	15,110	0	15,110

Total Non-Current Assets	2,851,188	781	2,851,969

Total Assets	3,581,379	(47,745)	3,533,634

Current Liabilities
Trade accounts payable	81,931	472	82,403
Bank loans and overdraft facilities	65,375	0	65,375
Income taxes payable	1,190	0	1,190
Taxes other than income taxes	114,435	(2,511)	111,924
Other accrued liabilities	44,160	(1,128)	43,032
Current portions of obligations under capital leases	916	0	916

Total Current Liabilities	308,007	(3,167)	304,840

Long-term debt, less current maturities	21,592	0	21,592
Long-term obligations under capital leases	892	0	892
Long-term obligations under Senior Notes	1,301,942	0	1,301,942
Long-term accruals	2,368	(32)	2,336
Deferred income taxes	185,021	0	185,021

Total Long-Term Liabilities	1,511,815	(32)	1,511,783

Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 72,732,559 shares issued and outstanding)	727	0	727
Additional paid-in-capital	1,368,202	0	1,368,202
Retained earnings	164,385	(44,252)	120,133
Accumulated other comprehensive income	228,393	(294)	228,099
Less Treasury Stock at cost (246,037 shares)	(150)	0	(150)

Total Stockholder’s Equity	1,761,557	(44,546)	1,717,011

Total Liabilities and Stockholders’ Equity	$3,581,379	$(47,745)	$3,533,634

Condensed Consolidated Statement of Operations - Six months ended June 30, 2011 (unaudited)

	Six months ended June 30, 2011 As reported	Adjustments	Six months ended June 30, 2011 Restated

Sales	$776,140	$(32,221)	$743,919
Excise taxes	(407,472)	263	(407,209)
Net sales	368,668	(31,958)	336,710
Cost of goods sold	224,089	(14,696)	209,393

Gross profit	144,579	(17,262)	127,317

Selling, general and administrative expenses	126,295	(7,169)	119,126
Gain on remeasurement of previously held equity interests	(7,898)	0	(7,898)

Operating income	26,182	(10,093)	16,089

Non operating income / (expense), net
Interest income / (expense), net	(55,213)	0	(55,213)
Other financial income / (expense), net	49,794	(264)	49,530
Other non operating income / (expense), net	(3,637)	0	(3,637)

Income / (loss) before taxes and equity in net income from unconsolidated investments	17,126	(10,357)	6,769

Income tax benefit / (expense)	(4,177)	(13)	(4,190)
Equity in net income / (losses) of affiliates	(8,814)	868	(7,946)

Net income / (loss)	$4,135	$(9,502)	$(5,367)

Net income / (loss) from operations per share of common stock, basic	$0.06	$(0.13)	$(0.07)
Net income / (loss) from operations per share of common stock, diluted	$0.06	$(0.13)	$(0.07)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	168,169	(3,569)	164,600

Comprehensive income/(loss) attributable to the company	$172,304	$(13,071)	$159,233

Condensed Consolidated Statement of Operations - Three months ended June 30, 2011 (unaudited)

	Three months ended June 30, 2011 As reported	Adjustments	Three months ended June 30, 2011 Restated

Sales	$440,001	$(14,163)	$425,838
Excise taxes	(228,044)	562	(227,482)
Net sales	211,957	(13,601)	198,356
Cost of goods sold	126,715	(3,007)	123,708

Gross profit	85,242	(10,594)	74,648

Selling, general and administrative expenses	68,418	(4,662)	63,756

Operating income	16,824	(5,932)	10,892

Non operating income / (expense), net
Interest income / (expense), net	(28,361)	0	(28,361)
Other financial income / (expense), net	18,748	260	19,008
Other non operating income / (expense), net	(2,661)	0	(2,661)

Income / (loss) before taxes and equity in net income from unconsolidated investments	4,550	(5,672)	(1,122)

Income tax benefit / (expense)	(1,536)	(675)	(2,211)

Net income / (loss)	$3,014	$(6,347)	$(3,333)

Net income / (loss) from operations per share of common stock, basic	$0.04	$(0.09)	$(0.05)
Net income / (loss) from operations per share of common stock, diluted	$0.04	$(0.09)	$(0.05)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	31,153	(725)	30,428

Comprehensive income/(loss) attributable to the company	$34,167	$(7,072)	$27,095

Condensed Consolidated Statement of Cash Flow - Six months ended June 30, 2011 (unaudited)

	Six months ended June 30, 2011 As reported	Adjustments	Six months ended June 30, 2011 Restated
Cash flows from operating activities of continuing operations
Net income / (loss)	$4,135	$(9,502)	$(5,367)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	10,765	0	10,765
Deferred income taxes	(4,216)	(1,455)	(5,671)
Unrealized foreign exchange (gains) / losses	(50,732)	(208)	(50,940)
Stock options fair value expense	1,336	0	1,336
Equity (income) / loss in affiliates	8,814	(868)	7,946
Gain on fair value remeasurement of previously held equity interest	(6,397)	0	(6,397)
Other non cash items	2,803	(9)	2,794
Changes in operating assets and liabilities:
Accounts receivable	263,804	11,057	274,861
Inventories	(2,353)	(14,680)	(17,033)
Prepaid expenses and other current assets	(12,327)	(1,541)	(13,868)
Trade accounts payable	(83,383)	23,832	(59,551)
Other accrued liabilities and payables	(89,111)	(6,430)	(95,541)

Net cash provided by operating activities from continuing operations	43,138	196	43,334

Cash flows from investing activities of continuing operations
Purchase of fixed assets	(3,181)	12	(3,169)
Purchase of intangibles	(693)	0	(693)
Purchase of trademarks	(17,473)	0	(17,473)
Acquisitions of subsidiaries, net of cash acquired	(24,124)	0	(24,124)

Net cash provided by / (used in) investing activities from continuing operations	(45,471)	12	(45,459)

Cash flows from financing activities of continuing operations
Borrowing on banks loans, overdraft facility and other borrowings	30,983	0	30,983
Payment of bank loans, overdraft facility and other borrowings	(34,401)	0	(34,401)
Decrease in short term capital leases payable	(277)	0	(277)
Options exercised	72	0	72

Net cash used in financing activities from continuing operations	(3,623)	0	(3,623)
Currency effect on brought forward cash balances	10,166	0	10,166
Net increase in cash	4,210	208	4,418
Cash and cash equivalents at beginning of period	122,324	(208)	122,116

Cash and cash equivalents at end of period	126,534	0	126,534

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$23,175	$0	$23,175

Supplemental disclosures of cash flow information
Interest paid	$44,251	$0	$44,251
Income tax paid	$8,950	$0	$8,950

Condensed Consolidated Statement of Changes in Stockholders’ Equity - June 30, 2011 (unaudited)

	Balance as at June 30, 2011 As Reported	Adjustments	Balance as at June 30, 2011 Restated
Common Stock	$727	$0	$727
Additional Paid-in Capital	1,368,202	0	1,368,202
Retained Earnings	164,385	(44,252)	120,133
Accumulated other comprehensive income	228,393	(294)	228,099
Less Treasury Stock at cost	(150)	0	(150)

Total	$1,761,557	$(44,546)	$1,717,011

3.	SALE OF ACCOUNTS RECEIVABLE

On February 24, 2011, two subsidiaries of the Company, namely CEDC International sp. z o.o. (“CEDC International”) and Polmos Białystok S.A. (“Polmos Bialystok”), entered into factoring arrangements (“Factoring Agreements”) with ING Commercial Finance Polska (“ING Polska”) for the sale up to 290.0 million Polish zlotys (approximately $85.6 million) of receivables. On January 1, 2012, the total limit under the Factoring Agreements was reduced from 290.0 million Polish zlotys ($85.6 million) to 250.0 million Polish zlotys ($73.8 million) and from March 1, 2012 it was further reduced to 220.0 million Polish zlotys ($64.9 million). The Factoring Agreements were to mature on April 30, 2012, however on April 25, 2012 the Company extended these agreements until September 30, 2012 with further decrease of the total limit from April 25, 2012 to 200.0 million Polish zlotys (approximately $59.0 million). On September 28, 2012 the Company further extended these agreements until December 31, 2012 with decrease of the total limit to 170.0 million Polish zlotys (approximately $50.2 million).

As of June 30, 2012, the total balance of receivables under factoring amounted to 181.7 million Polish zlotys (approximately $53.6 million) of the 200.0 million Polish zlotys limit available.

For the three and six months ended June 30, 2012, the Company sold receivables in the amount of 394.6 million Polish zlotys ($116.5 million) and 697.4 million Polish zlotys ($205.8 million), respectively and recognized a loss on the sale in the statement of operations and comprehensive income in the amount of 3.1 million Polish zlotys ($0.9 million) and 6.3 million Polish zlotys ($1.9 million), respectively in respect of the non-recourse factoring. The Company has no continuing involvement with the sold non-recourse receivables.

As of June 30, 2012, the liabilities from factoring with recourse amounted to $1.4 million and are included in the short term bank loans in the balance sheet. Corresponding receivables from factoring with recourse are presented under accounts receivable in the balance sheet.

4.	AGREEMENT WITH ROUST TRADING

On April 23, 2012, the Company entered into a Securities Purchase Agreement (“SPA”) with Roust Trading Limited (“Roust Trading”), for a strategic transaction. Pursuant to this SPA, Roust Trading has agreed to make an investment in the Company in three stages, subject to typical closing conditions. In the first stage, on May 4, 2012, Roust Trading acquired 5,714,286 newly issued shares of the Company’s common stock for an aggregate purchase price of $30 million, or $5.25 per share (the “Initial Shares”). The Initial Shares were accounted for as temporary equity in the balance sheet. Also on May 4, 2012, JSC Russian Standard Bank, a subsidiary of Roust Trading, purchased $70 million aggregate principal amount of senior notes due March 18, 2013, bearing an interest rate of 3.00% (the “Debt Security”) issued by the Company. The SPA also contemplated the following transactions:

•	upon approval of CEDC’s shareholders, and after the satisfaction of certain other conditions, the Company would be able to cause Roust Trading to or Roust Trading would be able to

•

purchase such number of shares of common stock at a purchase price of $5.25 per share sufficient to repay the then-outstanding principal amount of the Debt Security, plus the accrued and unpaid interest thereon, totaling approximately 13.3 million shares of common stock (the “Exchange Shares”) plus additional shares representing accrued and unpaid interest thereon, and

•	sell to CEDC the entire principal amount of the Debt Security;

•

the purchase by Roust Trading of a new debt security with a principal aggregate amount of approximately $102.6 million maturing on July 31, 2016 (the “Rollover Notes”), with the Rollover Notes to bear a blended interest rate of 6.00% over the term of the Rollover Notes and interest accrued on the Rollover Notes to be effectively paid in shares of common stock before January 1, 2014, and in cash thereafter; and

•

the receipt by CEDC of the right to put to Roust Trading a debt security maturing on July 31, 2016 (the “Backstop Notes”) of an aggregate principal amount of up to $107.5 million, with the Backstop Notes to bear a blended interest rate of 6.00% over the term of the Backstop Notes and interest to be accrued on the Backstop Notes to be effectively paid in shares of common stock before January 1, 2014, and in cash thereafter.

As discussed in Note 18 the SPA was amended on July 9, 2012.

5.	COMPREHENSIVE INCOME

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

As of June 30, 2012, our functional currencies exchange rates used to translate the balance sheet weakened against the U.S. dollar as compared to the exchange rates as of December 31, 2011, and as a result $17.3 million of foreign currency translation adjustment was recognized as part of total comprehensive income, which mainly related to a decrease in goodwill and intangible assets.

6.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2012	2011 (Restated, see Note 2)	2012	2011 (Restated, see Note 2)

Net loss	$(93,649)	$(3,333)	$(33,465)	$(5,367)

Weighted average shares of common stock outstanding (used to calculate basic EPS)	76,210	72,479	74,547	71,846
Net effect of dilutive employee stock options based on the treasury stock method	234	116	226	129

Weighted average shares of common stock outstanding (used to calculate diluted EPS)	76,444	72,595	74,773	71,975

Net income / (loss) per common share - basic	$(1.23)	$(0.05)	$(0.45)	$(0.07)
Net income / (loss) per common share - diluted	$(1.23)	$(0.05)	$(0.45)	$(0.07)

Employee stock options granted have not been included in the above calculations of diluted earnings per share where the exercise price is less than the average market price of the common stock during the three and six months ended June 30, 2012 and 2011. In addition there is no adjustment to fully diluted shares related to the Convertible Senior Notes as the average market price was below the conversion price for the periods.

7.	BORROWINGS

Bank Facilities

As of June 30, 2012, the Company has outstanding liability of €22.5 million ($28.3 million) from the term loans from Alfa Bank and Raiffeisen Bank drawn by Whitehall:

•

The loan agreement with Alfa Bank, dated July 22, 2008, matures on October 18, 2014. The credit limit under this agreement is €20.0 million ($25.2 million) and the loan is released in tranches maturing within three, six or nine months, depending if they are pledged by inventory. The loan was released in seven tranches between March 13, 2012 and June 28, 2012, and is repayable between September 13, 2012 and December 28, 2012. As of June 30, 2012, the Company had outstanding liability of €20 million ($25.2 million) from this term loan meaning that the loan was fully drawn as of that date;

•

The loan agreement with Raiffeisen Bank, dated July 6, 2010, matures on July 6, 2012. The credit limit under this agreement is €10.0 million ($12.6 million) and the loan was released in tranches maturing within one to 12 months, not later than July 6, 2012. The loan was released in three tranches between October 12, 2011 and October 27, 2011. As of June 30, 2012, the Company had outstanding liability of €2.5 million ($3.1 million) from this term loan. This loan was fully repaid on July 6, 2012.

The aforementioned loans drawn by Whitehall are guaranteed by Whitehall companies. The loan from Alfa Bank is secured by the Company’s inventory.

As of June 30, 2012, the Company has outstanding term loans of 845.5 million Russian rubles ($25.7 million) from Unicredit and JSC Grand Invest Bank, both drawn by Russian Alcohol, as well as, an overdraft facility from Sberbank drawn by Bravo Premium:

•

The loan agreement with Unicredit, dated May 24, 2011, matures on November 23, 2012. This loan has no financial covenants and is secured by inventory of up to 720 million Russian rubles ($21.9 million) and guarantees given by companies of Russian Alcohol. As of June 30, 2012, the Company has outstanding liability of 600.0 million Russian rubles ($18.2 million) from this term loan;

•

The loan agreement with JSC Grand Invest Bank, dated November 25, 2011, matures on November 23, 2012. This loan has no financial covenants that need to be met. As of June 30, 2012, the Company has outstanding liability of 245.5 million Russian rubles ($7.5 million) from this term loan;

•

The overdraft agreement with Sberbank, dated February 6, 2012, matures on February 5, 2013. The credit limit under this agreement is 60.0 million Russian rubles ($1.8 million). This loan is secured by fixed assets. As of June 30, 2012, the loan was fully utilized.

As of June 30, 2012, the Company had available to use under existing overdraft facility in Hungary 100.0 million Hungarian forints ($0.4 million). This facility was terminated by the Company as of September 11, 2012.

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

In May 2012, the Company repurchased $36.6 million principal amount of Convertible Notes in four tranches for $35.3 million.

As of June 30, 2012 and December 31, 2011, the Company had accrued interest of $2.4 million and $2.7 million, respectively, related to the Convertible Senior Notes, with the next coupon due for payment on September 15, 2012. Total obligations under the Convertible Senior Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	June 30, 2012	December 31, 2011

Convertible Senior Notes	$273,358	$310,000
Unamortized debt discount	(560)	(1,070)
Debt discount related to ASC 470-20	(1,805)	(4,285)

Total	$270,993	$304,645

For the three and six months ended June 30, 2012, the additional pre-tax non-cash interest expense recognized in the consolidated statement of operations was $1.4 million and $2.5 million, respectively and for three and six months ended June 30, 2011 $1.1 million and $2.1 million, respectively. Pre-tax increase in non-cash interest expense on our consolidated statements of operations and comprehensive income to be recognized until 2013, the maturity date of the Convertible Senior Notes, amounts to $1.9 million.

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

As of June 30, 2012 and December 31, 2011 the Company had accrued interest of $6.9 million and $7.0 million, respectively related to the Senior Secured Notes due 2016, with the next coupon due for payment on December 1, 2012.

	June 30, 2012	December 31, 2011

Senior Secured Notes due 2016	$920,767	$935,296
Unamortized debt discount	(2,919)	(3,207)

Total	$917,848	$932,089

Senior notes due March 18, 2013 (“Debt Security”)

As described in Note 4 above, on May 4, 2012, the Company issued $70 million principal amount of senior notes due March 18, 2013, bearing an interest rate of 3.00% to JSC Russian Standard Bank, an affiliate of Russian Standard Corporation. Pursuant to the Amended SPA, as described in Note 18 below, upon approval of the Company’s shareholders, and after the satisfaction of certain other conditions including the receipt of certain Polish regulatory waivers, Roust Trading will purchase such number of shares of common stock at a purchase price of $5.25 per share sufficient to repay the then-outstanding principal amount of the Debt Security, totaling approximately 13.3 million shares of common stock and sell to CEDC the entire principal amount of the Debt Security. In addition, interest payable on the Debt Security prior to the Second Closing may, at the option of Roust Trading and after the Second Closing, be effectively paid in shares of common stock at a price $3.44 per share of common stock. Pursuant to the Amended SPA, the final maturity date for the Debt Security will be extended to July 31, 2016.

	June 30, 2012	December 31, 2011

Senior Notes due 2013	$70,000	$0

Total	$70,000	$0

As of June 30, 2012, the Company had accrued interest of $0.3 million, related to the Senior Notes due March 18, 2013, with the next coupon due for payment on September 18, 2012.

Total accumulated unamortized debt discount related to the Company’s debt was $18.9 million and $16.5 million as of June 30, 2012 and December 31, 2011, respectively.

The following is a schedule by years of the future principal repayments for borrowings as of June 30, 2012:

	June 30, 2012	December 31, 2011
Principal repayments for the following years
2012	$53,996	$78,504
2013	342,817	304,645
2014	0	0
2015	0	0
2016 and beyond	917,848	932,089

Total	$1,314,661	$1,315,238

8.	INVENTORIES

The following table summarizes our inventories:

	June 30, 2012	December 31, 2011
Raw materials and supplies	$18,510	$22,237
In-process inventories	6,873	2,655
Finished goods and goods for resale	111,443	92,798

Total	$136,826	$117,690

Because of the nature of the products supplied by the Company, great attention is paid to inventory rotation. The number of days in inventory increased from approximately 81 days as of December 31, 2011 to approximately 111 days as of June 30, 2012. As a comparison, the number of days in inventory as of June 30, 2011 amounted to 109 days with total balance of $150.2 million.

9.	INCOME TAXES

Our tax charge for the six months ended June 30, 2012 was $2.0 million which represents an effective tax rate for this period of -6.5%. The underlying tax rates in our key jurisdictions are 19% in Poland, 20% in Russia, 21% in Ukraine, 16% in Hungary and 35% in the United States. Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, for the six-month period ended June 30, 2012 result from additions to accruals for current and prior year tax positions. There were no reductions for prior year tax positions, settlements or lapses in statutes of limitations. As of June 30, 2012 and December 31, 2011, the uncertain income tax position balance was $6.9 million and $7.1 million, respectively.

10.	OPERATING SEGMENTS

The Company operates and manages its business based upon three primary geographic segments: Poland, Russia and Hungary. Selected financial data split based upon this segmentation assuming elimination of intercompany revenues and profits is shown below: Segment information represents only continuing operations.

	Segment Net Sales		Segment Net Sales
	Three months ended June 30,		Six months ended June 30
	2012	2011 (Restated, see Note 2)	2012	2011 (Restated, see Note 2)
Segment
Poland	$56,172	$58,612	$103,307	$105,229
Russia	125,354	132,191	218,780	218,770
Hungary	5,675	7,553	11,103	12,711

Total Net Sales	$187,201	$198,356	$333,190	$336,710

	Operating income / (loss)		Operating income / (loss)
	Three months ended June 30,		Six months ended June 30,
	2012	2011 (Restated, see Note 2)	2012	2011 (Restated, see Note 2)
Segment
Poland before fair value adjustments	$9,112	$8,242	$15,592	$13,035
Gain on remeasurement of previously held equity interests	0	0	0	7,898

Poland after fair value adjustments	9,112	8,242	15,592	20,933
Russia	3,090	3,063	(5,373)	(3,156)
Hungary	762	1,280	1,482	1,941
Corporate Overhead
General corporate overhead	(5,002)	(1,049)	(6,694)	(2,292)
Option Expense	(725)	(644)	(1,589)	(1,337)

Total Operating income / (loss)	$7,237	$10,892	$3,418	$16,089

	Identifiable Operating Assets
	June 30, 2012	December 31, 2011
Segment
Poland	$540,450	$600,940
Russia	1,217,340	1,369,744
Hungary	19,724	20,265
Corporate	91,011	25,769

Total Identifiable Assets	$1,868,525	$2,016,718

	Goodwill
	June 30, 2012	December 31, 2011
Segment
Poland	$254,230	$252,080
Russia	403,401	412,105
Hungary	6,161	6,109

Total Goodwill	$663,792	$670,294

11.	INTEREST EXPENSE, NET

The following items are included in Interest expense, net:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Interest income	$575	$356	$820	$881
Interest expense	(26,181)	(28,717)	(52,728)	(56,094)

Total interest expense, net	$(25,606)	$(28,361)	$(51,908)	$(55,213)

12.	OTHER FINANCIAL INCOME, NET

The following items are included in Other financial income, net:

	Three months ended June 30,		Six months ended June 30,
	2012	2011 (Restated, see Note 2)	2012	2011 (Restated, see Note 2)

Foreign exchange impact related to foreign currency financing	$(77,810)	$19,341	$20,537	$50,468
Gain on debt extinguishment	1,309	0	1,309	0
Other gains / (losses)	1,071	(333)	312	(938)

Total other financial income / (expense), net	$(75,430)	$19,008	$22,158	$49,530

13.	OTHER NON-OPERATING EXPENSE

The following items are included in Other Non-Operating Expense:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Factoring costs and bank fees	$(1,879)	$(1,408)	$(4,141)	$(2,079)
Other gains / (losses)	(622)	(1,253)	(958)	(1,558)

Total other non operating income / (expense), net	$(2,501)	$(2,661)	$(5,099)	$(3,637)

14.	STOCK BASED COMPENSATION PLANS AND WARRANTS

During the six months ended June 30, 2012, the range of exercise prices for outstanding options was $2.00 to $60.92. During the six months ended June 30, 2012, the weighted average remaining contractual life of options outstanding is 4.7 years. Exercise prices for options exercisable as of June 30, 2012 ranged from $2.00 to $60.92. The Company has also granted 401,915 restricted stock at an average price of $4.40 and 84,586 restricted stock units at an average price of $4.39 during the six months ended June 30,2012.

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of June 30, 2012, the Company has not changed the terms of any outstanding awards.

During the six months ended June 30, 2012, the Company recognized compensation cost of $1.59 million.

As of June 30, 2012, there was $2.8 million of total unrecognized compensation cost related to non-vested stock options, restricted stock units and restricted stock granted under the Company’s Stock Incentive Plan. The costs are expected to be recognized over the 2012 to 2015 period.

The following weighted-average assumptions were used in the calculation of fair value for options granted during 2011. For the six months ended June 30, 2012 the Company did not grant any options to its employees.

December 31, 2011
Fair Value	$7.60
Dividend Yield	0%
Expected Volatility	66.1%
Weighted Average Volatility	66.1%
Risk Free Interest Rate	3%
Expected Life of Options from Grant	3.2

15.	COMMITMENTS AND CONTINGENT LIABILITIES

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

Russian Alcohol signed a guarantee line agreement with multiple banks pursuant to which it was provided with a guarantee limit of 19.3 billion Russian rubles (approximately $586.7 million) for a period from 1 to 4 years, Bravo Premium signed a guarantee line agreement with multiple banks pursuant to which it was provided with a guarantee limit of 720.0 million Russian rubles (approximately $21.9 million) for a period from 1 to 2 years and Whitehall signed a guarantee line agreement with multiple banks pursuant to which it was provided with a guarantee limit of 1.2 billion Russian rubles (approximately $36.5 million) as insurance against the illegal usage of excise stamps.

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

As of June 30, 2012, the Company has bank guarantees related to customs duties on imported goods in Poland of 6.2 million Polish zlotys (approximately $1.8 million).

Operating Leases and Rent Commitments

The Company makes rental payments for real estate, vehicles, office, computer, and manufacturing equipment under operating leases. The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of June 30, 2012:

2012	$5,835
2013	9,130
2014	8,722
2015	8,148
2016	5,536
Thereafter	2,976

Total	$40,347

During 2012, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease as of June 30, 2012 are as follows:

2012	$801
2013	604
2014	236

Gross payments due	$1,641
Less interest	(115)

Net payments due	$1,526

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

On October 24, 2011, a class action complaint titled Steamfitters Local 449 Pension Fund vs. Central European Distribution Corporation, et al., was filed in the United States District Court, District of New Jersey on behalf of a putative class of all purchasers of our common stock from August 5, 2010 through February 28, 2011 against us and certain of our officers. The complaint seeks unspecified money damages and alleges violations of federal securities law in connection with alleged materially false and misleading statements and/or omissions regarding our business, financial results and prospects in our public statements and public filings with the U.S. Securities & Exchange Commission for the second and third quarters of 2010, relating to declines in our vodka portfolio, our need to take an impairment charge relating to the deterioration in fair value of certain of our brands in Poland and negative financial results from the launch of Żubrówka Biała. Subsequent to the above complaint, a second, substantially similar class action complaint titled Tim Schuler v. Central European Distribution Corporation, et al., was filed in the same court. By Order dated August 22, 2012, the Steamfitters action and the Schuler action were consolidated and are now proceeding in the District of New Jersey under the caption In re Central European Distribution Corp. Securities Litigation.

On June 8, 2012, a purported securities fraud class action titled Grodko v. Central European Distribution Corporation, et al., was filed against the Company in the United States District Court for the Southern District of New York. The plaintiff in the lawsuit, who is suing purportedly on behalf of a class of all purchasers of the Company’s common stock between March 1, 2010 and June 4, 2012, alleges that the Company made false and/or misleading statements related to and/or failed to disclose that (1) the Company’s reported net sales in the years ended December 31, 2010 and 2011 were materially inflated; (2) as a result of a failure to account for retroactive trade rebates provided to the customers of Russian Alcohol, the Company anticipates restating its reported consolidated net sales, operating profit and related accounts for these periods; and (3) as a result of the foregoing, the Company’s statements were materially false and misleading at all relevant times. On August 7, 2012 a second, substantially similar class action complaint titled Puerto Rico System of Annuities and Pension for Teachers v. Central European Distribution Corporation, et al., was filed in the same court. By Orders dated September 4, 2012, the Grodko action and the Puerto Rico System of Annuities and Pension for Teachers action were transferred to the United States District Court for the District of New Jersey, where the actions have been consolidated with the prior-pending cases in New Jersey and are proceeding under the caption In re Central European Distribution Corp. Securities Litigation. Objections by certain plaintiffs to the consolidation of these actions are pending.

The Company intends to mount a vigorous defense to the claims asserted. Although we believe the allegations in the class action complaints are without merit, these types of lawsuits can be protracted, time-consuming, distracting to management and expensive and, whether or not the claims are ultimately successful, could ultimately have an adverse effect on our business, operating results and cash flows.

In connection with the Restatement, the Audit Committee of the Company’s Board of Directors voluntarily notified the SEC of the internal investigation. The Company is fully cooperating with the SEC. Any action by the SEC or other government agency could result in sanctions against the Company and/or certain of its current or former officers, directors or employees. Any such action could ultimately have an adverse effect on our business, operating results and cash flows.

16.	FAIR VALUE MEASUREMENTS

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

As of June 30, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The monetary assets represented by these financial instruments are primarily located in Poland, Hungary and Russia. Consequently, they are subject to currency translation risk when reporting in U.S. Dollars. The fair values of the cash and cash equivalents, Convertible Senior Notes and Secured Senior Notes is determined based on quoted market prices in public markets and is categorized as Level 1. Fair value of Debt Security is determined based on the principal face value and accrued interest and is categorized as Level 3. Apart from assets held for sale, the Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2012.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring and nonrecurring basis (cash and cash equivalents as well as assets held for sale) and fair values of financial assets accounted for at their carrying values (Convertible Senior Notes, Senior Secured Notes and Debt Security) as of June 30, 2012 and December 31, 2011.

		Assets at Fair Value Using
		Quoted Prices in Activated Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2012

Recurring items
Cash and cash equivalents	$138,680	$138,680	$0	$0
Convertible Senior Notes	$232,390	$232,390	$0	$0
Secured Senior Notes	$518,400	$518,400	$0	$0
Debt Security	$70,338	$0	$0	$70,338
Nonrecurring items
Assets held for sale	$675	$0	$0	$675

December 31, 2011
Recurring items
Cash and cash equivalents	$94,410	$94,410	$0	$0
Convertible Senior Notes	$248,000	$248,000	$0	$0
Secured Senior Notes	$702,700	$702,700	$0	$0
Nonrecurring items
Assets held for sale	$675	$0	$0	$675

The Company has other financial instruments, such as receivables, accounts payable, overdrafts, short term bank loans and other liabilities which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value approximate their fair values. The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of June 30, 2012.

17.	EFFECTS OF FOREIGN CURRENCY MOVEMENTS

Substantially all of the Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations and comprehensive income. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the statement of operations is by the movement of the average exchange rate used to restate the statement of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statements of operations relate only to realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint. Table below presents the exchange rates used for translation of our balance sheet and statement of operations and comprehensive income balances as of and for the three months ended June 30, 2012:

	Balance sheet rate as of June 30, 2012	Balance sheet rate as of December 31, 2011	Average rate for the three months ended June 30, 2012	Average rate for the three months ended June 30, 2011
PLN / US$	3.3885	3.4174	3.3255	2.7500
RUR / US$	32.8981	32.2092	31.1085	27.9756
HUF / US$	228.9527	240.6620	229.3448	184.5638

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$459 million	$4.6 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $541 million	$5.4 million gain/loss

18.	SUBSEQUENT EVENTS

Amended agreement with Russian Standard

On July 9, 2012, the Company entered into an amended and restated securities purchase agreement (the “Amended SPA”) with Roust Trading, which amended and restated the entirety of the SPA described in Note 4. The material amendments to the terms of the SPA as set forth in the Amended SPA include:

•

the Company will, within five business days of a request by Roust Trading, issue to Roust Trading, as an adjustment to the issue price of the Initial Shares and Exchange Shares, up to the following amount of shares of common stock at any time after the following dates: (i) 3 million shares of common stock after the execution of the Amended SPA; (ii) 5 million shares of common stock after receipt of Company Stockholder Approval (as defined in the Amended SPA); and (iii) 2 million shares following the Backstop Escrow Release Date (as defined in the Amended SPA) (the shares of common stock in clauses (i), (ii) and (iii) above collectively the “Additional Shares”);

•

interest payable (i) on the Debt Security prior to the Second Closing (as defined in the Amended SPA) may, at the option of Roust Trading and after the Second Closing, be effectively paid in shares of common stock at a price of $3.44 per share of common stock, (ii) on the Rollover Notes through June 30, 2014, will be effectively paid in a number of shares of common stock, determined by dividing the amount of interest payable over such period by the 5-day volume weighted average price (the “VWAP”) of the common stock (as traded on NASDAQ), provided that the VWAP may never exceed $4.13 or be lower than $2.75 (the “VWAP Amount”), and (iii) on the Backstop Notes through December 31, 2013, will be effectively paid in a number of shares of common stock, determined by dividing the amount of interest payable over such period by the VWAP Amount;

•	the final maturity date for the Debt Security will be extended to July 31, 2016; and

•

the Company’s board of directors authorized (subject to applicable blackout periods and regulatory limitations) Roust Trading to purchase an amount of shares of common stock in the market that, when added to the shares currently owned by Roust Trading, the Exchange Shares, the Additional Shares and the shares that Roust Trading would receive in connection with interest payments under notes issued and to be issued to Roust Trading, would not exceed an amount of outstanding share capital of the Company that would require Roust Trading to make a tender offer for the Company’s common stock under Polish law. Upon receipt of certain Polish regulatory waivers if and to the extent received, the Company’s board of directors has agreed that the threshold will be raised to 42.9%.

In consideration of the above terms, and subject to the fulfillment of certain conditions, Roust Trading has agreed to waive certain contractual claims it may have under the Original SPA and under certain other agreements arising from the accounting errors announced on the Company’s Form 8-K filed with the SEC on June 4, 2012.

The cash proceeds from the Rollover Notes will be used by the Company to repurchase the Convertible Notes held by Roust Trading or its affiliates with a face value of approximately $102.6 million, at par. The remaining proceeds (net of transaction fees and expenses) received by the Company from the issuance of the Initial Shares, Debt Security and Backstop Notes will be used to repurchase or repay the outstanding amount of Convertible Notes.

The Company restated its consolidated financial statements as of and for the periods ended December 31, 2011 September 30, 2011 and March 30, 2012 primarily due to the fact that certain retroactive trade rebates and trade marketing refunds were not properly recorded by CEDC’s principle operating subsidiary in Russia, the Russian Alcohol Group. The cumulative impact of restatements for the years ended December 31, 2011 and 2010, exceeded certain thresholds as set out in the Amended SPA dated July 9, 2012, with Roust Trading related to CEDC’s strategic alliance with Russian Standard

Corporation. As a result, CEDC and Russian Standard Corporation have begun discussions regarding this matter and remain committed to moving forward with their strategic alliance. The Company expects to provide an update on this transaction in due course.

Notification Letter from NASDAQ

On August 10, 2012, the Company received a notification letter from a representative of the Listing Qualifications Department of The NASDAQ OMX Group (“NASDAQ”) stating that due to the Company’s inability to timely file its Form 10-Q for the period ended June 30, 2012 (the “2nd Quarter Form 10-Q”), the Company was not in compliance with NASDAQ Listing Rule 5250(c)(1). This notification was issued in accordance with standard NASDAQ procedures, in connection with the Company’s announcement on August 10, 2012, on Form 12b-25 that the Company would not be able to timely file its 2nd Quarter Form 10-Q. The NASDAQ notification letter noted that the Company has until October 9, 2012 to submit to NASDAQ a plan to regain compliance with the applicable listing rule. Upon acceptance of the Company’s compliance plan, NASDAQ may grant the Company an exception of up to 180 calendar days from the 2nd Quarter Form 10-Q’s initial due date, or until February 5, 2013, for the Company to regain compliance with NASDAQ’s filing requirements for continued listing. If necessary, the Company will submit a plan to regain compliance with NASDAQ’s filing requirements within the 60 day deadline. As the Form 10-Q for the three and six months periods ended June 30, 2012 has been filed with the SEC before October 9, 2012, no further action should be required.

Suspension of Trading Shares on the Warsaw Stock Exchange

On September 4, 2012, trading in the shares of Central European Distribution Corporation on the Warsaw Stock Exchange (the “WSE”) was suspended. The WSE trading suspension was implemented at the request of the Polish Financial Supervision Commission (the “PFSC”) because CEDC has not filed its unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2012 as required under the relevant Polish regulations. It is practice in Poland to suspend trading in the shares of issuers that are not in compliance with the Polish periodic reporting obligations. Pursuant to a press release issued by the PFSC, the suspension is to remain in effect until either October 4, 2012 or such time as CEDC files its unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2012, whichever occurs earlier. The Company expects to resume trading on the WSE following the filing of its 2nd Quarter Form 10-Q dated October 4, 2012.

Consent Solicitation

On August 10, 2012, the Company successfully completed a consent solicitation from the holders of the 2016 Notes. As a result of this consent solicitation the Company received a waiver from the 2016 Noteholders up to and including November 12, 2012, of any and all defaults and events of default, and the consequences thereof that may have occurred or may occur under the SEC Reporting Covenants contained in the indenture for the 2016 Notes.

The Company paid a consent fee of $2.50 in cash for each $1,000 in principal amount of its 9.125% Secured Senior Notes for which it received and accepted consents and €2.50 in cash for each €1,000 in principal amount of its 8.875% Secured Senior Notes for which it received and accepted consents.

19.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

•	statements about the expected level of our costs and operating expenses, and about the expected composition of the Company’s revenues;

•	information about the impact of governmental regulations on the Company’s businesses;

•	statements about local and global credit markets, currency exchange rates and economic conditions;

•	other statements about the Company’s plans, objectives, expectations and intentions including with respect to its credit facility and other outstanding indebtedness;

•	statements relating to shareholder approval of the transaction with Roust Trading and Roust Trading’s ability or intention to fund some or all of its investment in the Company; and

•	other statements that are not historical facts.

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

We urge you to read and carefully consider the items of this and other reports and documents that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect our future performance and the industry in which we operate, including the risk factors described in this report and in the Company’s Annual Report on Form 10-K/A dated October 4, 2012. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur as described, or at all.

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

Overview

        The Company is one of the world’s largest vodka producers and Central and Eastern Europe’s largest integrated spirit beverages business with its primary operations in Poland, Russia and Hungary. In Poland, the Company was able to see year on year domestic sales volume and value growth for the quarter ending June 30, 2012 primarily due to the continued success of Żubrówka Biała and the higher margin flavored segment including Soplica. In Russia, although our sales volumes for the first six month were down by 3.3%, sales were flat in the second quarter, following the change of the management team in Russia. Nonetheless, Russia continues to be a challenging environment with excise taxes increasing by 18% in July 2012 (the second increase of the year) and overall difficult consumer market.

Restatement

The Company is restating its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011. The Restatement corrects certain accounting errors primarily related to the accounting for retroactive rebates provided to customers during those periods, accounting for revenue transactions, assets write-offs, cut off errors and income taxes. The Restatement also includes reclassifications of accounts payable for periods prior to 2011 to conform to the current presentation. All amounts in the following Management’s Discussion and Analysis of Financial Conditions and Results of Operations have been adjusted, as appropriate, for the effects of the Restatement. For a more detailed description of the Restatement, see Note 2, “Restatement of unaudited condensed consolidated financial statements”, to the accompanying unaudited condensed consolidated financial statements.

Significant factors affecting our consolidated results of operations

Effect of Exchange Rate and Interest Rate Fluctuations

Substantially all of Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the statement of operations is due to the movement of the average exchange rate used to restate the statements of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statements of operations relate only to realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint. The table below presents the exchange rates used for translation of our balance sheet and statement of operations balances as of and for the quarter ended June 30, 2012:

	Balance sheet rate as of June 30, 2012	Average rate for the three months ended June 30, 2012
PLN / US$	3.3885	3.3255
RUR / US$	32.8981	31.1085
HUF / US$	228.9527	229.3448

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$459 million	$4.6 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $541 million	$5.4 million gain/loss

Results of Operations:

Three months ended June 30, 2012 compared to three months ended June 30, 2011

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Three months ended June 30,
	2012	2011 (Restated)
Sales	$402,750	$425,838
Excise taxes	(215,549)	(227,482)

Net sales	187,201	198,356
Cost of goods sold	111,864	123,708

Gross profit	75,337	74,648

Selling, general and administrative expenses	68,100	63,756

Operating income	7,237	10,892

Non operating income / (expense), net
Interest income / (expense), net	(25,606)	(28,361)
Other financial income / (expense), net	(75,430)	19,008
Other non operating income / (expense), net	(2,501)	(2,661)

Income / (loss) before taxes and equity in net income from unconsolidated investments	(96,300)	(1,122)

Income tax expense	2,651	(2,211)

Net loss attributable to the company	(93,649)	(3,333)

Net loss from operations per share of common stock, basic	$(1.23)	$(0.05)
Net loss from operations per share of common stock, diluted	$(1.23)	$(0.05)

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(39,869)	30,428

Comprehensive income / (loss) attributable to the company	$(133,518)	$27,095

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and imports, and value added tax. Total net sales decreased by approximately 5.6%, or $11.2 million, from $198.4 million for the three months ended June 30, 2011 to $187.2 million for the three months ended June 30, 2012. This decrease was driven by the impact of foreign exchange translation of $24.9 million partially offset by higher local currency sales revenue of $13.9 million.

	Segment Net Sales Three months ended June 30,
	2012	2011 (Restated)
Segment
Poland	$56,172	$58,612
Russia	125,354	132,191
Hungary	5,675	7,553

Total Net Sales	$187,201	$198,356

Sales for Poland decreased by $2.4 million from $58.6 million for the three months ended June 30, 2011 to $56.2 million for the three months ended June 30, 2012. This decrease was mainly a combination of a volume growth of domestic vodkas of 6%, resulting in a net sales value increase of $7.7 million, or 9% in local currency terms, offset by weaker Polish zloty against the U.S. dollar which accounted for approximately $10.1 million of sales in U.S. dollar terms. The Company continued to see strong demand for its Żubrówka Biała as well as higher margin flavored vodkas including Soplica.

Sales for Russia decreased by $6.8 million from $132.2 million for the three months ended June 30, 2011 to $125.4 million for the three months ended June 30, 2012. The sales decline in Russia resulted from the impact of foreign exchange translation of $13.3 million, offset by increased export sales of $1.0 million and domestic sales value increase of $5.5 million. Domestic vodka sales volumes were flat for the quarter however improved pricing and lower trade spend resulted in sales value growth.

Sales for Hungary decreased by $1.9 million from $7.6 million for the three months ended June 30, 2011 to $5.7 million for the three months ended June 30, 2012, which resulted in a $0.4 million decrease in volumes on local currency terms, as well as a weaker Hungarian forint against the U.S. dollar which accounted for approximately $1.5 million of sales in U.S. dollar terms.

Gross Profit

Total gross profit increased by approximately 0.9%, or $0.7 million, to $75.3 million for the three months ended June 30, 2012, from $74.6 million for the three months ended June 30, 2011. The decline in margin was driven primarily by the lower sales value in Russia. Although absolute gross margin declined, gross profit margins as a percentage of net sales increased by 2.9 percentage points from 37.6% to 40.2% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The improvement in gross margin percentage was driven by a number of factors including improved product and channel mix in Poland and price increases taken in Russia. Part of the improvement in pricing coming from the Russian market was offset by the year on year growth of spirit pricing which resulted in approximately $4.5 million of additional cost in the second quarter of 2012.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “SG&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses increased by $4.3 million, from $63.8 million for the three months ended June 30, 2011 to $68.1 million for the three months ended June 30, 2012. This increase was primarily driven by additional legal costs of $4.5 million, redundancy payments of $1.0 million and other restructuring costs of $6.0 million offset by a $7.2 million decrease resulting from weaker local currencies against U.S. dollar.

The table below sets forth the items of operating expenses.

	Operating Expenses Three Months Ended June 30,
	2012	2011 (Restated)
	($ in thousands)
SG&A	$58,997	$55,176
Marketing	6,817	5,622
Depreciation and amortization	2,286	2,958

Total operating expense	$68,100	$63,756

SG&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. SG&A expenses increased by $3.8 million, from $55.2 million for the three months ended June 30, 2011 to $59.0 million for the three months ended June 30, 2012. The increase in SG&A expenses results primarily from additional legal costs incurred in the three months ended June 30, 2012 related to the restatement of financial statements of $4.5 million, $1.0 million of redundancy costs in Russia and additional bad debt provision in Russia of $2.1 million, offset by cost savings achieved on integration of businesses in Russia and Poland and an effect of weaker local currencies against U.S. dollar.

Depreciation and amortization decreased by $0.7 million, from $3.0 million for the three months ended June 30, 2011 to $2.3 million for the three months ended June 30, 2012.

Operating Income

Total operating income decreased by $3.7 million, from $10.9 million income for the three months ended June 30, 2011 to $7.2 million loss for the three months ended June 30, 2012, primarily driven by lower domestic sales and higher spirit costs in the Russian market. The table below summarizes the segmental split of operating profit.

	Operating Income/(Loss) Three months ended June 30,
	2012	2011 (Restated)
Segment
Poland	$9,112	$8,242
Russia	3,090	3,063
Hungary	762	1,280
Corporate Overhead
General corporate overhead	(5,002)	(1,049)
Option Expense	(725)	(644)

Total Operating Profit/(Loss)	$7,237	$10,892

Underlying operating income in Poland increased by approximately 11.0%, or $0.9 million, from $8.2 million for the three months ended June 30, 2011 to $9.1 million for the three months ended June 30, 2012. The operating income in Russia remains stable at $3.1 million for the three months ended June 30, 2011 and for the three months ended June 30, 2012. The changes in operating income in both of these segments were driven by all of the factors described above.

Non Operating Income and Expenses

Total interest expense decreased by approximately 9.9%, or $2.8 million, from $28.4 million for the three months ended June 30, 2011 to $25.6 million for the three months ended June 30, 2012. This decrease was primarily driven by the euro exchange rate as compared to the Polish zloty.

The Company recognized $77.8 million of non-cash unrealized foreign exchange rate loss in the three months ended June 30, 2012, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $19.3 million of gain in the three months ended June 30, 2011. During three months ended June 30, 2012, the Company recognized $1.3 million gain on debt extinguishment related to repurchased part of Convertible Senior Notes due 2013.

Total other non-operating expenses decreased by $0.2 million, from a loss of $2.7 million for the three months ended June 30, 2011 to a loss of $2.5 million for the three months ended June 30, 2012.

	Three months ended June 30,
	2012	2011
Factoring costs and bank fees	(1,879)	(1,408)
Other gains / (losses)	(622)	(1,253)

Total other non operating income / (expense), net	($2,501)	($2,661)

Income Tax

Our effective tax rate for the three months ended June 30, 2012 was 2.8% as compared to an average blended statutory rate of 21%. The difference between the statutory and effective tax rates was due primarily to permanent tax differences related to valuation allowances recorded against tax loss carry forwards that the Company believes will not be utilized in the future.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Six months ended June 30,
	2012	2011 (Restated)
Sales	$724,506	$743,919
Excise taxes	(391,316)	(407,209)
Net sales	333,190	336,710
Cost of goods sold	202,738	209,393

Gross profit	130,452	127,317

Selling, general and administrative expenses	127,034	119,126
Gain on remeasurement of previously held equity interests	0	(7,898)

Operating income	3,418	16,089

Non operating income / (expense), net
Interest income / (expense), net	(51,908)	(55,213)
Other financial income / (expense), net	22,158	49,530
Other non operating income / (expense), net	(5,099)	(3,637)

Income / (loss) before income taxes and equity in net losses from unconsolidated investments	(31,431)	6,769

Income tax benefit / (expense)	(2,034)	(4,190)
Equity in net losses of affiliates	0	(7,946)

Net loss attributable to the company	(33,465)	(5,367)

Net loss from operations per share of common stock, basic	$(0.45)	$(0.07)
Net loss from operations per share of common stock, diluted	$(0.45)	$(0.07)

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(17,345)	164,600

Comprehensive income / (loss) attributable to the company	$(50,810)	$159,233

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and imports and value added tax. Total net sales decreased by approximately 1.0%, or $3.5 million, from $336.7 million for the six months ended June 30, 2011 to $333.2 million for the six months ended June 30, 2012.

The decrease was driven by the impact of foreign exchange translation of $33.1 million, partially offset by the consolidation of Whitehall only for five months in 2011 comparing to full two quarters in 2012 of $6.5 million and higher local currency sales value of $23.1 million. In Russia although sales volumes were lower, this was offset by improved pricing and lower trade marketing spend in the quarter.

Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Sales
	Six months ended June 30,
	2012	2011 (Restated)
Segment
Poland	$103,307	$105,229
Russia	218,780	218,770
Hungary	11,103	12,711

Total Net Sales	$333,190	$336,710

Sales for Poland decreased by $1.9 million from $105.2 million for the six months ended June 30, 2011 to $103.3 million for the six months ended June 30, 2012. This decrease was driven mainly by a weaker Polish zloty against the U.S. dollar which accounted for approximately $15.1 million of sales in U.S. dollar terms offset by higher volume sales of $13.2 million. In 2012, the Company continued to see strong demand for its Żubrówka Biała, as well as higher margin flavored vodkas including Soplica.

Sales for Russia remains stable at $218.8 million for the six months ended June 30, 2012 and for the six months ended June 30, 2011. There was a decline in sales in Russia driven by the weakening of the Russian ruble against the U.S. dollar which accounted for approximately $15.9 million of sales in U.S. dollar terms offset by increased export sales of $1.3 million, domestic sales value increase of $8.1 million and consolidation of Whitehall only for five months in 2011 comparing to two full quarters in 2012 of $6.5 million. Lower sales volumes in Russia during first quarter of 2012 were primarily due to an overall weak vodka market in Russia, with total sales volumes in the industry down during the quarter, as well as continued lower inventory levels in the wholesale trade and reduced sales to key accounts during our renegotiations in the first quarter of 2012.

Sales for Hungary decreased by $1.6 million from $12.7 million for the six months ended June 30, 2011 to $11.1 million for the six months ended June 30, 2012 resulting primarily from weakening of the Hungarian forint against the U.S. dollar.

Gross Profit

Total gross profit increased by approximately 2.5%, or $3.2 million, to $130.5 million for the six months ended June 30, 2012, from $127.3 million for the six months ended June 30, 2011. Gross profit margins as a percentage of net sales increased by 1.4 percentage points from 37.8% to 39.2% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The improvement in gross margin percentage was driven by a number of factors including improved product and channel mix in Poland and price increases taken in Russia. Part of the improvement in pricing coming from the Russian market was offset by the year on year growth of spirit pricing which resulted in approximately $7.7 million of additional cost in the six months period of 2012.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses increased by approximately 14.2%, or $15.8 million, from $111.2 million for the six months ended June 30, 2011 to $127.0 million for the six months ended June 30, 2012. This change includes a one-time gain in the six month period ended June 30, 2011, amounting to $7.9 million in operating income based on the remeasurement of previously held equity interests in Whitehall to fair value. For comparability of costs between periods, items of operating expenses after excluding this fair value adjustment are shown separately in the table below. Operating expenses, excluding fair value adjustments as a percent of net sales increased from 35.4% for the six months ended June 30, 2011 to 38.1% for the six months ended June 30, 2012. Operating expenses, net of fair value adjustments increased by $7.9 million, from $119.1 million for the six months ended June 30, 2011 to $127.0 million for the six months ended June 30, 2012.

The table below sets forth the items of operating expenses.

	Operating Expenses Six Months Ended June 30,
	2012	2011 (Restated)
S,G&A	$109,085	$103,429
Marketing	13,307	9,888
Depreciation and amortization	4,642	5,809

Sub-Total	127,034	119,126
Fair value adjustments	0	(7,898)

Total operating expense	$127,034	$111,228

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A expenses increased by $5.7 million, from $103.4 million for the six months ended June 30, 2011 to $109.1 million for the six months ended June 30, 2012. The increase in SG&A is primarily due to the inclusion of full two quarters of the Whitehall Group in 2012 of $4.0 million, redundancy costs in Russia of $3.2 million, $4.5 million of additional legal costs incurred in the second quarter 2012 related to restatement of financial statements for 2010 and 2011 and additional bad debt provision in Russia of $3.2 million offset by impact of weaker local currencies against U.S. dollar.

Marketing expenses increased by $3.4 million, from $9.9 million for the six months ended June 30, 2011 to $13.3 million for the six months ended June 30, 2012 mainly due to higher marketing spending primarily in Russia and Ukraine.

Depreciation and amortization decreased by $1.2 million, from $5.8 million for the six months ended June 30, 2011 to $4.6 million for the six months ended June 30, 2012.

Operating Income

Total operating income decreased by approximately 78.9%, or $12.7 million, from $16.1 million for the six months ended June 30, 2011 to $3.4 million for the six months ended June 30, 2012, primarily driven by lower domestic sales and higher spirit costs in the Russian market. The table below summarizes the segmental split of operating profit.

	Operating Income Six months ended June 30,
	2012	2011 (Restated)
Segment
Poland before fair value adjustments	$15,592	$13,035
Gain on remeasurement of previously held equity interests	0	7,898

Poland after fair value adjustments	15,592	20,933
Russia	(5,373)	(3,156)
Hungary	1,482	1,941
Corporate Overhead
General corporate overhead	(6,694)	(2,292)
Option Expense	(1,589)	(1,337)

Total Operating Profit	$3,418	$16,089

Underlying operating income in Poland excluding fair value adjustments increased by approximately 20.0%, or $2.6 million, from $13.0 million for the six months ended June 30, 2011 to $15.6 million for the six months ended June 30, 2012. The operating loss in Russia decreased by $2.2 million from $3.2 million for the six months ended June 30, 2011 to $5.4 million for the six months ended June 30, 2012. The changes in operating income in both of these segments were driven by all of the factors described above.

Non Operating Income and Expenses

Total interest expense decreased by approximately 6.0%, or $3.3 million, from $55.2 million for the six months ended June 30, 2011 to $51.9 million for the six months ended June 30, 2012. This decrease is mainly a result of the weaker euro as compared to the U.S. dollar, as a significant portion of the long-term borrowings are denominated in euro’s.

The Company recognized $22.2 million of unrealized foreign exchange rate gains in the six months ended June 30, 2012, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $49.5 million of income in the six months ended June 30, 2011. These gains resulted mainly from the appreciation of the Polish zloty and Russian ruble against the U.S. dollar and euro. During the six months ended June 30, 2012, the Company recognized $1.3 million gain on debt extinguishment related to repurchased part of Convertible Senior Notes due 2013.

Total other non operating expenses increased by $1.5 million, from $3.6 million for the six months ended June 30, 2011 to $5.1 million for the six months ended June 30, 2012. This increase is mainly a result of the higher costs related to factoring of receivables in 2012 which represent $4.1 million of expense for the six months ended June 30, 2012 comparing to $2.1 million for the six months ended June 30, 2011.

	Six months ended June 30,
	2012	2011
Factoring costs and bank fees	(4,141)	(2,079)
Other gains / (losses)	(958)	(1,558)

Total other non operating income / (expense), net	$(5,099)	$(3,637)

Income Tax

Our effective tax rate for the six months ended June 30, 2012 was -6.5% as compared to an average blended statutory rate of 21%. The difference between the statutory and effective tax rates was due primarily to permanent tax differences related to valuation allowances recorded against tax loss carry forwards that the Company believes will not be utilized in the future.

Equity in Net Earnings

Equity in net losses for the six months ended June 30, 2011 include the Company’s proportional share of net income from its investment in the Moet Hennessey Russia Joint Venture for the period from January 1, 2011 to March 30, 2011 and Whitehall for the period from January 1, 2011 to February 7, 2011.

Statement of Liquidity and Capital Resources

During the six months ended June 30, 2012, the Company’s primary sources of liquidity were cash flows generated from operations. The Company’s primary uses of cash were to fund its working capital requirements, service indebtedness and finance capital expenditures. The following table sets forth selected information concerning the Company’s consolidated cash flow during the periods indicated.

	Six months ended June 30, 2012	Six months ended June 30, 2011 (Restated)
Cash flow from operating activities	$8,319	$43,334
Cash flow from investing activities	$(4,547)	$(45,459)
Cash flow from financing activities	$41,393	$(3,623)

Management views and performs analysis of financial and non financial performance indicators of the business by segments that are split by countries. The extensive analysis of indicators such as sales value in local currencies, gross margin and operating expenses by segment is included in the MD&A section of this Form 10-Q.

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Overall cash flow from operating activities decreased from cash generation of $43.3 million for the six months ended June 30, 2011 to cash generation of $8.3 million for the six months ended June 30, 2012. The primary factors contributing to this lower cash generation in 2012 are due to the fact that in the first quarter of 2011, the Company entered into factoring arrangements in Poland for the first time which resulted in higher cash collection during this quarter. In 2011, the Polish operations received the cash inflow from the peak in the fourth quarter of 2010 sales as well as the cash from the factored receivables of the quarter, resulting in a one-off benefit in cash flow for the period. During the same period in 2012, the Polish operations only received the normal factored cash flow from the first quarter of 2012.

Overall working capital movements of accounts receivable, inventory and accounts payable provided approximately $53.3 million of cash during the six months ended June 30, 2012. Days sales outstanding (“DSO”) as of June 30, 2012 amounted to 39 days as compared to 43 days as of June 30, 2011. The number of days in inventory as of June 30, 2012 amounted to 111 days as compared to 109 days as of June 30, 2011. In addition, the ratio of our current assets to current liabilities, net of inventories, was 0.59 as of June 30, 2012.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets. Net cash outflow for the six months ended June 30, 2012 was $4.5 million.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities. Net cash inflow in financing activities was $41.4 million for the six months ended June 30, 2012 as compared to an outflow of $3.6 million for the six months ended June 30, 2011. The primary inflow in the six months ended June 30, 2012 was $100 million of cash invested by Roust Trading Limited and its affiliates offset by cash used for repayment of part of Convertible Senior Notes and loans by the Company.

The Company’s Future Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As discussed further in Note 7, certain credit and factoring facilities are coming due in 2012, which the Company expects to renew. Furthermore, our Convertible Senior Notes (the “Convertible Notes”) are due on March 15, 2013. Our current cash on hand, estimated cash from operations and available credit facilities will not be sufficient to make the repayment of principal on the Convertible Notes and, unless the transaction with Russian Standard Corporation, described in Note 4, is completed the Company may default on them. The Company’s cash flow forecasts include the assumption that certain credit and factoring facilities that are coming due in 2012 will be renewed to manage working capital needs. Moreover, the Company had a net loss and significant impairment charges in 2011 and current liabilities exceed current assets at June 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Russian Standard transaction is subject to certain risks, including shareholder approval which may not be obtained. The Company’s board of directors, along with senior management, continue to review the timing of the Company’s 2012 Annual Meeting of Stockholders (the “AGM”) previously scheduled to be held on June 29, 2012 in light of the need to restate the Company’s accounts and expects to hold the AGM as soon as practicable. We believe that if the transaction is completed as scheduled, the Convertible Notes will be repaid by their maturity date which would substantially reduce doubts about the Company’s ability to continue as a going concern. Under the terms of the Indenture for our Senior Secured Notes due 2016, we expect that any indebtedness we incur in exchange for, or to redeem or refinance, all or a portion of the Convertible Notes will be required to be incurred as permitted refinancing indebtedness (a term defined in the Indenture); as a result, the terms of the indenture may limit our ability to enter into agreements that contain limitations on dividends (and certain payments having similar effects) payable to the Company (or its subsidiaries) by its subsidiaries. Any failure to pay the Convertible Notes would also be an event of default under our Senior Secured Notes due 2016 and the terms of our other indebtedness. Such events would jeopardize our ability to continue as a going concern. Notwithstanding the foregoing, we believe that cash on hand, cash from operations and available credit facilities will be sufficient to fund our anticipated cash requirements for working capital purposes and normal capital expenditures, and that we will remain in compliance with the financial covenants contained in our debt agreements, for at least the next twelve months. The Company’s cash flow forecasts used in making this determination include the assumption that certain credit and factoring facilities that are coming due in 2012 will be renewed to manage the Company’s working capital needs.

For additional information, see also “Risk Factors—Risks Relating to Our Indebtedness”—included in Item 8 of our Annual Report on Form 10-K/A dated October 4, 2012.

Financing Arrangements

Bank Facilities

As of June 30, 2012, the Company has outstanding liability of €22.5 million ($28.3 million) from the term loans from Alfa Bank and Raiffeisen Bank drawn by Whitehall:

•

The loan agreement with Alfa Bank, dated July 22, 2008, matures on October 18, 2014. The credit limit under this agreement is €20.0 million ($25.2 million) and the loan is released in tranches maturing within three, six or nine months, depending if they are pledged by inventory. The loan was released in seven tranches between March 13, 2012 and June 28, 2012, and is repayable between September 13, 2012 and December 28, 2012. As of June 30, 2012, the Company had outstanding liability of €20 million ($25.2 million) from this term loan meaning that the loan was fully drawn as of that date;

•

The loan agreement with Raiffeisen Bank, dated July 6, 2010, matures on July 6, 2012. The credit limit under this agreement is €10.0 million ($12.6 million) and the loan was released in tranches maturing within one to 12 months, not later than July 6, 2012. The loan was released in three tranches between October 12, 2011 and October 27, 2011. As of June 30, 2012, the Company had outstanding liability of €2.5 million ($3.1 million) from this term loan. This loan was fully repaid on July 6, 2012.

The aforementioned loans drawn by Whitehall are guaranteed by Whitehall companies. The loan from Alfa Bank is secured by the Company’s inventory.

As of June 30, 2012, the Company has outstanding term loans of 845.5 million Russian rubles ($25.7 million) from Unicredit and JSC Grand Invest Bank, both drawn by Russian Alcohol, as well as, an overdraft facility from Sberbank drawn by Bravo Premium:

•

The loan agreement with Unicredit, dated May 24, 2011, matures on November 23, 2012. This loan has no financial covenants and is secured by inventory of up to 720 million Russian rubles ($21.9 million) and guarantees given by companies of Russian Alcohol. As of June 30, 2012, the Company has outstanding liability of 600.0 million Russian rubles ($18.2 million) from this term loan;

•

The loan agreement with JSC Grand Invest Bank, dated November 25, 2011, matures on November 23, 2012. This loan has no financial covenants that need to be met. As of June 30, 2012, the Company has outstanding liability of 245.5 million Russian rubles ($7.5 million) from this term loan;

•

The overdraft agreement with Sberbank, dated February 6, 2012, matures on February 5, 2013. The credit limit under this agreement is 60.0 million Russian rubles ($1.8 million). This loan is secured by fixed assets. As of June 30, 2012, the loan was fully utilized.

As of June 30, 2012, the Company had available to use under existing overdraft facility in Hungary 100.0 million Hungarian forints ($0.4 million). This facility was terminated by the Company as of September 11, 2012.

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

In May 2012, the Company repurchased $36.6 million principal amount of Convertible Notes in four tranches for $35.3 million.

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

Senior notes due March 18, 2013 (“Debt Security”)

As described in Note 4 to the accompanying consolidated financial statements, on May 4, 2012, the Company issued $70 million principal amount of senior notes due March 18, 2013, bearing an interest rate of 3.00% to JSC Russian Standard Bank, an affiliate of Russian Standard Corporation. Pursuant to the Amended SPA, as described in Note 18 to the accompanying consolidated financial statements, upon approval of the Company’s shareholders, and after the satisfaction of certain other conditions including the receipt of certain Polish regulatory waivers, Roust Trading will purchase such number of shares of common stock at a purchase price of $5.25 per share sufficient to repay the then-outstanding principal amount of the Debt Security, totaling approximately 13.3 million shares of common stock and sell to the Company the entire principal amount of the Debt Security. In addition, interest payable on the Debt Security prior to the Second Closing may, at the option of Roust Trading and after the Second Closing, be effectively paid in shares of common stock at a price $3.44 per share of common stock. Pursuant to the Amended SPA, the final maturity date for the Debt Security will be extended to July 31, 2016.

Effects of Inflation and Foreign Currency Movements

Inflation in Poland is projected at 3.9% for 2012, compared to actual inflation of 4.6% in 2011. In Russia, Hungary and Ukraine, inflation for 2012 is projected at 5.0%, 5.6% and 7.9% respectively, compared to actual inflation of 6.1%, 4.1% and 8.0% in 2011.

Substantially all of the Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the statement of operations is by the movement of the average exchange rate used to restate the statement of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statements of operations relate only to realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint. Table below presents the exchange rates used for translation of our balance sheet and statement of operations balances as of and for the quarter ended June 30, 2012:

	Balance sheet rate as of June 30, 2012	Average rate for the three months ended June 30, 2012
PLN / US$	3.3885	3.3255
RUR / US$	32.8981	31.1085
HUF / US$	228.9527	229.3448

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$459 million	$4.6 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $541 million	$5.4 million gain/loss

Significant Accounting Policies and Estimates

For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our restated 2011 Annual Report on Form 10-K/A.

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$459 million	$4.6 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $541 million	$5.4 million gain/loss

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Since December 31, 2011, we have begun the restructuring of our corporate finance and reporting department in Poland and Russia to implement more effective internal controls over financial reporting. However, our evaluation has disclosed material weaknesses still exist in our internal control over financial reporting as noted in Management’s Assessment on Internal Control over Financial Reporting located in Item 9A, Financial Statements and Supplementary Data, of our restated 2011 Annual Report on Form 10-K/A dated October 4, 2012.

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

There has been no material change in internal control over financial reporting in the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Please refer to Note 15 of the accompanying Condensed Consolidated Financial Statements attached herein for a discussion of certain legal proceedings.

Item 1A.	Risk Factors.

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011, dated October 4, 2012.

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Quarterly Report on Form10-Q filed with the SEC on November 9, 2011 and incorporated herein by reference).

10.63(a)	Amended and Restated Securities Purchase Agreement, dated July 9, 2012 by and among Central European Distribution Corporation and Roust Trading Ltd. (filed as Exhibit 10.1 to the Periodic Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

10.63(b)	Amended and Restated Governance Agreement, dated July 9, 2012 by and among Central European Distribution Corporation and Roust Trading Ltd. (filed as Exhibit 10.2 to the Periodic Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

10.63(c)	Amended and Restated Registration Rights Agreement, dated July 9, 2012, by and among Central European Distribution Corporation and Roust Trading Ltd. (filed as Exhibit 10.3 to the Periodic Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

10.63(d)	Amended and Restated Voting Agreement, dated July 9, 2012, by and among Central European Distribution Corporation and Roust Trading Ltd. (filed as Exhibit 10.4 to the Periodic Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

10.64*	Transition Agreement dated July 9, 2012 between Central European Distribution Corporation and William V. Carey.

31.1*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(a)	Amended and Restated Voting Agreement, dated July 9, 2012, by and among Central European Distribution Corporation, Mr. David Bailey and Roust Trading Ltd. (filed as Exhibit 99.1 to the Periodic Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

99.1(b)	Amended and Restated Voting Agreement, dated July 9, 2012, by and among Central European Distribution Corporation, Mr. N. Scott Fine and Roust Trading Ltd. (filed as Exhibit 99.2 to the Periodic Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

99.1(c)	Amended and Restated Voting Agreement, dated July 9, 2012, by and among Central European Distribution Corporation, Mr. William Shanahan and Roust Trading Ltd. (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

99.1(d)	Amended and Restated Voting Agreement, dated July 9, 2012, by and among Central European Distribution Corporation, Mr. Robert Koch and Roust Trading Ltd. (filed as Exhibit 99.4 to the Periodic Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

99.1(e)	Amended and Restated Voting Agreement, dated July 9, 2012, by and among Central European Distribution Corporation, Mr. Markus Sieger and Roust Trading Ltd. (filed as Exhibit 99.5 to the Periodic Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

99.1(f)	Amended and Restated Voting Agreement, dated July 9, 2012, by and among Central European Distribution Corporation, Mr. Marek Forysiak and Roust Trading Ltd. (filed as Exhibit 99.6 to the Periodic Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

99.1(g)	Amended and Restated Voting Agreement, dated July 9, 2012, by and among Central European Distribution Corporation, Mr. William Carey and Roust Trading Ltd. (filed as Exhibit 99.7 to the Periodic Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

101*	The following financial statements from Central European Distribution Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

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