Form 10-Q/A
period 2012-06-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2012-11-19
CIK 1046880

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

EXPLANATORY NOTE

Central European Distribution Corporation (“we”,”us”,”our,” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, initially filed with the United States Securities and Exchange Commission (the “SEC”) on October 5, 2012 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to restate the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012 (the “Restatement”).

As previously disclosed, on November 10, 2012, upon the recommendation of senior management, the Audit Committee of the board of directors of the Company concluded that the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012, as presented in the Original Filing, should no longer be relied upon. The Company is hereby restating the Original Filing to correct an excess write-off of accounts receivable previously recorded to account for promotional compensation granted to one customer at the Russian Alcohol Group (“RAG”), its main operating subsidiary in Russia. The excess write-off resulted in an inadvertent understatement of the Company’s accounts receivable. The identified adjustments to the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012 represent a partial reversal of the selling, general and administrative expenses, and associated adjustments to the accounts receivable reported in the Original Filing. For a more detailed description of the Restatement, see Note 2, “Restatement of unaudited condensed consolidated financial statements”, to the accompanying unaudited condensed consolidated financial statements.

While the Company has begun restructuring its corporate finance and reporting departments in Poland and Russia to implement more effective internal controls over financial reporting, management’s evaluation of its internal control over financial reporting has disclosed material weaknesses still exist as noted in Management’s Annual Report on and Changes in Internal Control over Financial Reporting located in Item 9A, Controls and Procedures, of the Company’s Form 10-K/A for the year ended December 31, 2011, filed with the SEC on October 5, 2012. The Company is in the process of implementing the remediation steps listed in that Item 9A.

This Amendment amends and restates only Items 1 and 2 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement and no other information in the Original Filing is amended hereby. Except as required to reflect the effects of the Restatement, no additional modifications or updates in this Amendment have been made to the Original Filing. Information not affected by the Restatement remains unchanged and reflects the disclosures made at the time of the Original Filing. This Amendment does not describe other events occurring after the original filing, including exhibits, or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

INDEX

		PAGE
PART I FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and as of December 31, 2011	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three and six month periods ended June 30, 2012 and June 30, 2011	4
	Condensed Consolidated Statements of Cash Flow (unaudited) for the six month periods ended June 30, 2012 and June 30, 2011	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4	Controls and Procedures	37
PART II OTHER INFORMATION		38
Item 1	Legal Proceedings	38
Item 1A	Risk Factors	38
Item 6	Exhibits	38

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

All amounts are expressed in thousands

(except share information)

	June 30, 2012 (unaudited) (Restated, see Note 2)	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$138,680	$94,410
Accounts receivable, net of allowance for doubtful accounts at June 30, 2012 of $ 27,387 and at December 31, 2011 of $24,510	210,280	410,866
Inventories	136,826	117,690
Prepaid expenses	21,127	16,538
Other current assets	25,471	23,020
Deferred income taxes	2,217	4,717
Debt issuance costs	6,797	2,962

Total Current Assets	541,398	670,203
Intangible assets, net	457,598	463,848
Goodwill	663,792	670,294
Property, plant and equipment, net	173,446	176,660
Deferred income taxes, net	23,254	21,488
Debt issuance costs	12,100	13,550
Non-current assets held for sale	675	675

Total Non-Current Assets	1,330,865	1,346,515

Total Assets	$1,872,263	$2,016,718

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$83,066	$144,797
Bank loans and overdraft facilities	57,194	85,762
Obligations under Convertible Senior Notes	270,993	0
Obligations under Debt Security	70,000	0
Income taxes payable	7,363	9,607
Taxes other than income taxes	124,908	189,515
Other accrued liabilities	59,001	48,208
Current portions of obligations under capital leases	956	1,109

Total Current Liabilities	673,481	478,998
Long-term obligations under capital leases	684	532
Long-term obligations under Convertible Senior Notes	0	304,645
Long-term obligations under Senior Secured Notes	917,848	932,089
Long-term accruals	1,978	2,000
Deferred income taxes	84,970	91,128
Commitments and contingent liabilities (Note 15)

Total Long-Term Liabilities	1,005,480	1,330,394
Temporary equity	29,558	0
Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 73,129,194 and 72,740,302 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	731	727
Preferred Stock ($0.01 par value, 1,000,000 shares authorized, none issued and outstanding)	0	0
Additional paid-in-capital	1,371,059	1,369,471
Accumulated deficit	(1,225,389)	(1,197,884)
Accumulated other comprehensive income	17,493	35,162
Less Treasury Stock at cost (246,037 shares at June 30, 2012 and December 31, 2011)	(150)	(150)

Total Stockholders’ Equity	163,744	207,326

Total Liabilities and Equity	$1,872,263	$2,016,718

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

All amounts are expressed in thousands

(except per share information)

	Three months ended June 30,		Six months ended June 30,
	2012 (Restated, see Note 2)	2011	2012 (Restated, see Note 2)	2011
Sales	$402,750	$425,838	$724,506	$743,919
Excise taxes	(215,549)	(227,482)	(391,316)	(407,209)
Net sales	187,201	198,356	333,190	336,710
Cost of goods sold	111,864	123,708	202,738	209,393

Gross profit	75,337	74,648	130,452	127,317

Selling, general and administrative expenses	62,140	63,756	121,074	119,126
Gain on remeasurement of previously held equity interests	0	0	0	(7,898)

Operating income	13,197	10,892	9,378	16,089

Non operating income / (expense), net
Interest income / (expense), net	(25,606)	(28,361)	(51,908)	(55,213)
Other financial income / (expense), net	(75,430)	19,008	22,158	49,530
Other non operating income / (expense), net	(2,501)	(2,661)	(5,099)	(3,637)

Income / (loss) before income taxes and equity in net losses from unconsolidated investments	(90,340)	(1,122)	(25,471)	6,769

Income tax benefit / (expense)	2,651	(2,211)	(2,034)	(4,190)
Equity in net losses of affiliates	0	0	0	(7,946)

Net loss attributable to the company	(87,689)	(3,333)	(27,505)	(5,367)

Net loss from operations per share of common stock, basic	$(1.15)	$(0.05)	$(0.37)	$(0.07)
Net loss from operations per share of common stock, diluted	$(1.15)	$(0.05)	$(0.37)	$(0.07)
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(40,193)	30,428	(17,669)	164,600

Comprehensive income / (loss) attributable to the company	$(127,882)	$27,095	$(45,174)	$159,233

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

All amounts are expressed in thousands

	Six months ended June 30,
	2012 (Restated, see Note 2)	2011
Cash flows from operating activities
Net income/(loss)	$(27,505)	$(5,367)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,843	10,765
Deferred income taxes	(3,809)	(5,671)
Unrealized foreign exchange gains	(20,196)	(50,940)
Stock options fair value expense	1,589	1,336
Equity loss in affiliates	0	7,946
Gain on fair value remeasurement of previously held equity interest	0	(6,397)
Other non cash items	1,042	2,794
Changes in operating assets and liabilities:
Accounts receivable	204,167	274,861
Inventories	(19,190)	(17,033)
Prepaid expenses and other current assets	(13,643)	(13,868)
Trade accounts payable	(69,031)	(59,551)
Other accrued liabilities and payables (including taxes)	(54,948)	(95,541)

Net cash provided by operating activities	8,319	43,334
Cash flows from investing activities
Purchase of fixed assets	(4,781)	(3,169)
Proceeds from the disposal of fixed assets	234	0
Purchase of intangibles	0	(693)
Purchase of trademarks	0	(17,473)
Acquisitions of subsidiaries, net of cash acquired	0	(24,124)

Net cash used in investing activities	(4,547)	(45,459)
Cash flows from financing activities
Borrowings on bank loans and overdraft facility	14,987	30,983
Debt security, net of debt issuance cost of $838	69,162	0
Repayment of Convertible Senior Notes	(35,532)	0
Payment of bank loans, overdraft facility and other borrowings	(37,214)	(34,401)
Issuance of shares in private placement	30,000	0
Decrease in short term capital leases payable	(10)	(277)
Proceeds from options exercised	0	72

Net cash provided by / (used in) financing activities	41,393	(3,623)

Currency effect on brought forward cash balances	(895)	10,166
Net increase in cash	44,270	4,418
Cash and cash equivalents at beginning of period	94,410	122,116

Cash and cash equivalents at end of period	$138,680	$126,534

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$0	$23,175

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

On November 10, 2012, upon the recommendation of senior management, the Audit Committee of the board of directors of the Company concluded that the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012, as presented in the Original Filing, should no longer be relied upon. The Company is hereby restating the Original Filing to correct an excess write-off of accounts receivable previously recorded to account for promotional compensation granted to one customer at the Russian Alcohol Group (“RAG”), its main operating subsidiary in Russia. The excess write-off resulted in an inadvertent understatement of the Company’s accounts receivable.

As a result of the errors identified, accounts receivable as at June 30, 2012 were understated by $5.8 million, taxes other than income taxes were understated by $0.1 million, foreign currency translation adjustment was overstated by $0.3 million and selling, general and administrative expenses for the three and six months ended June 30, 2012 were overstated by $6.0 million, resulting in an understatement of the net income for the three and six months ended June 30, 2012 of $6.0 million. These amounts reflect the fact that certain accounts receivable from one customer of RAG that had been written off in the Company’s unaudited condensed consolidated financial statements for the three and six month period ended June 30, 2012, were recovered before the Original Filing with the SEC and therefore the associated accounts receivable should have been higher. The adjustments have no impact on previously reported net cash provided by operating activities reported in the cash flow statements during the period.

In addition to the error in recognition of accounts receivable in previously issued financial statements due to oversight of facts that existed at the time the financial statements were prepared, as described above, in the restated unaudited condensed consolidated financial statements the Company also corrected the presentation of non-trade receivables from accounts receivable and accrued liabilities to other current assets, and as a result accounts receivable decreased by $8.6 million, other accrued liabilities decreased by $2.0 million and other current assets increased by $6.6 million. The unaudited condensed consolidated statement of operations for the three and six month period ended June 30, 2012 and the unaudited condensed consolidated statement of cash flow for the six months then ended were not affected by this presentation error.

The impact of the corrections of the errors discussed above on the unaudited condensed consolidated balance sheet, consolidated statements of operations and comprehensive income, consolidated statement of cash flow and consolidated statement of changes in stockholders’ equity is shown in the accompanying tables (in thousands, except for per share data).

Condensed Consolidated Balance Sheet—June 30, 2012 (unaudited)

	Balance as at June 30, 2012 As Reported	Adjustments	Balance as at June 30, 2012 Restated
Current Assets
Cash and cash equivalents	$138,680	$0	$138,680
Accounts receivable, net of allowance for doubtful accounts of $27,387	213,140	(2,860)	210,280
Inventories	136,826	0	136,826
Prepaid expenses	21,127	0	21,127
Other current assets	18,873	6,598	25,471
Deferred income taxes	2,217	0	2,217
Debt issuance cost	6,797	0	6,797

Total Current Assets	537,660	3,738	541,398
Intangible assets, net	457,598	0	457,598
Goodwill, net	663,792	0	663,792
Property, plant and equipment, net	173,446	0	173,446
Deferred income taxes	23,254	0	23,254
Debt issuance costs	12,100	0	12,100
Non-current assets held for sale	675	0	675
Total Non-Current Assets	1,330,865	0	1,330,865

Total Assets	$1,868,525	3,738	1,872,263

Current Liabilities
Trade accounts payable	83,066	0	83,066
Bank loans and overdraft facilities	57,194	0	57,194
Obligations under Convertible Senior Notes	270,993	0	270,993
Obligations under Debt Security	70,000	0	70,000
Income taxes payable	7,363	0	7,363
Taxes other than income taxes	124,773	135	124,908
Other accrued liabilities	61,034	(2,033)	59,001
Current portions of obligations under capital leases	956	0	956

Total Current Liabilities	675,379	(1,898)	673,481
Long-term debt, less current maturities	684	0	684
Long-term obligations under capital leases	0	0	0
Long-term obligations under Senior Notes	917,848	0	917,848
Long-term accruals	1,978	0	1,978
Deferred income taxes	84,970	0	84,970

Total Long-Term Liabilities	1,005,480	0	1,005,480
Stockholders’ Equity	29,558	0	29,558
Common Stock ($0.01 par value, 120,000,000 shares authorized, 73,129,194 shares issued and outstanding)	731	0	731
Preferred Stock ($0.01 par value, 1,000,000 shares authorized, none issued and outstanding)	0		0
Additional paid-in-capital	1,371,059	0	1,371,059
Accumulated deficit	(1,231,349)	5,960	(1,225, 389)
Accumulated other comprehensive income	17,817	(324)	17,493
Less Treasury Stock at cost (246,037 shares)	(150)	0	(150)

Total Stockholder’s Equity	158,108	5,636	163,744

Total Liabilities and Stockholders’ Equity	$1,868,525	3,738	1,872,263

Condensed Consolidated Statement of Operations—Six months ended June 30, 2012 (unaudited)

	Six months ended June 30, 2012 As reported	Adjustments	Six months ended June 30, 2012 Restated
Sales	$724,506	$0	$724,506
Excise taxes	(391,316)	0	(391,316)
Net sales	333,190	0	333,190
Cost of goods sold	202,738	0	202,738

Gross profit	130,452	0	130,452

Selling, general and administrative expenses	127,034	(5,960)	121,074

Operating income	3,418	5,960	9,378

Non operating income / (expense), net
Interest income / (expense), net	(51,908)	0	(51,908)
Other financial income / (expense), net	22,158	0	22,158
Other non operating income / (expense), net	(5,099)	0	(5,099)

Income / (loss) before taxes and equity in net income from unconsolidated investments	(31,431)	5,960	(25,471)

Income tax benefit / (expense)	(2,034)	0	(2,034)

Net income / (loss)	$(33,465)	$5,960	$(27,505)

Net income / (loss) from operations per share of common stock, basic	$(0.45)	$0.08	$(0.37)
Net income / (loss) from operations per share of common stock, diluted	$(0.45)	$0.08	$(0.37)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(17,345)	(324)	(17,669)

Comprehensive income/(loss) attributable to the company	$(50,810)	$5,636	$(45,174)

Condensed Consolidated Statement of Operations—Three months ended June 30, 2012 (unaudited)

	Three months ended June 30, 2012 As reported	Adjustments	Three months ended June 30, 2012 Restated
Sales	$402,750	$0	$402,750
Excise taxes	(215,549)	0	(215,549)
Net sales	187,201	0	187,201
Cost of goods sold	111,864	0	111,864

Gross profit	75,337	0	75,337

Selling, general and administrative expenses	68,100	(5,960)	62,140

Operating income	7,237	5,960	13,197

Non operating income / (expense), net
Interest income / (expense), net	(25,606)	0	(25,606)
Other financial income / (expense), net	(75,430)	0	(75,430)
Other non operating income / (expense), net	(2,501)	0	(2,501)

Income / (loss) before taxes and equity in net income from unconsolidated investments	(96,300)	5,960	(90,340)

Income tax benefit / (expense)	2,651	0	2,651
Net income / (loss)	$(93,649)	$5,960	$(87,689)

Net income / (loss) from operations per share of common stock, basic	$(1.23)	$0.08	$(1.15)
Net income / (loss) from operations per share of common stock, diluted	$(1.23)	$0.08	$(1.15)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(39,869)	(324)	(40,193)

Comprehensive income/(loss) attributable to the company	$(133,518)	$5,636	$(127,882)

Condensed Consolidated Statement of Cash Flow—Six months ended June 30, 2012 (unaudited)

	Six months ended June 30, 2012 As reported	Adjustments	Six months ended June 30, 2012 Restated
Cash flows from operating activities of continuing operations
Net income / (loss)	$(33,465)	$5,960	$(27,505)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	9,843	0	9,843
Deferred income taxes	(3,809)	0	(3,809)
Unrealized foreign exchange (gains) / losses	(20,196)	0	(20,196)
Stock options fair value expense	1,589	0	1,589
Other non cash items	1,042	0	1,042
Changes in operating assets and liabilities:
Accounts receivable	201,151	3,016	204,167
Inventories	(19,190)	0	(19,190)
Prepaid expenses and other current assets	(6,686)	(6,957)	(13,643)
Trade accounts payable	(69,031)	0	(69,031)
Other accrued liabilities and payables	(52,929)	(2,019)	(54,948)

Net cash provided by operating activities from continuing operations	8,319	0	8,319
Cash flows from investing activities of continuing operations
Purchase of fixed assets	(4,781)	0	(4,781)
Proceeds from the disposal of fixed assets	234	0	234
Net cash provided by / (used in) investing activities from continuing operations	(4,547)	0	(4,547)

Cash flows from financing activities of continuing operations
Borrowing on banks loans, overdraft facility and other borrowings	14,987	0	14,987
Debt security, net of debt issuance cost of $838	69,162	0	69,162
Repayment of Convertible Senior Notes	(35,532)	0	(35,532)
Payment of bank loans, overdraft facility and other borrowings	(37,214)	0	(37,214)
Issuance of shares in private placement	30,000	0	30,000
Decrease in short term capital leases payable	(10)	0	(10)
Net cash used in financing activities from continuing operations	41,393	0	41,393

Currency effect on brought forward cash balances	(895)	0	(895)
Net increase in cash	44,270	0	44,270
Cash and cash equivalents at beginning of period	94,410	0	94,410

Cash and cash equivalents at end of period	$138,680	0	$138,680

Condensed Consolidated Statement of Changes in Stockholders’ Equity—June 30, 2012 (unaudited)
	Balance as at June 30, 2012 As Reported	Adjustments	Balance as at June 30, 2012 Restated
Common Stock	$731	$0	$731
Preferred Stock ($0.01 par value, 1,000,000 shares authorized, none issued and outstanding)	0		0
Additional Paid-in Capital	1,371,059	0	1,371,059
Accumulated deficit	(1,231,349)	5,960	(1,225,389)
Accumulated other comprehensive income	17,817	(324)	17,493
Less Treasury Stock at cost	(150)	0	(150)

Total	$158,108	$5,636	$163,744

3.	SALE OF ACCOUNTS RECEIVABLE

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

On April 23, 2012, the Company entered into a Securities Purchase Agreement (“SPA”) with Roust Trading Limited (“Roust Trading”), for a strategic transaction. Pursuant to this SPA, Roust Trading has agreed to make an investment in the Company in three stages, subject to typical closing conditions. In the first stage, on May 7, 2012, Roust Trading acquired 5,714,286 newly issued shares of the Company’s common stock for an aggregate purchase price of $30 million, or $5.25 per share (the “Initial Shares”). The Initial Shares were accounted for as temporary equity in the balance sheet. Also on May 7, 2012, JSC Russian Standard Bank, a subsidiary of Roust Trading, purchased $70 million aggregate principal amount of senior notes due March 18, 2013, bearing an interest rate of 3.00% (the “Debt Security”) issued by the Company. The SPA also contemplated the following transactions:

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

As of June 30, 2012, our functional currencies exchange rates used to translate the balance sheet weakened against the U.S. dollar as compared to the exchange rates as of December 31, 2011, and as a result $17.7 million of foreign currency translation adjustment was recognized as part of total comprehensive income, which mainly related to a decrease in goodwill and intangible assets.

6.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2012 (Restated, see Note 2)	2011	2012 (Restated, see Note 2)	2011
Net loss	$(87,689)	$(3,333)	$(27,505)	$(5,367)
Weighted average shares of common stock outstanding (used to calculate basic EPS)	76,210	72,479	74,547	71,846
Net effect of dilutive employee stock options based on the treasury stock method	234	116	226	129

Weighted average shares of common stock outstanding (used to calculate diluted EPS)	76,444	72,595	74,773	71,975
Net income / (loss) per common share—basic	$(1.15)	$(0.05)	$(0.37)	$(0.07)
Net income / (loss) per common share—diluted	$(1.15)	$(0.05)	$(0.37)	$(0.07)

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

Senior notes due March 18, 2013 (“Debt Security”)

As described in Note 4 above, on May 7, 2012, the Company issued $70 million principal amount of senior notes due March 18, 2013, bearing an interest rate of 3.00% to JSC Russian Standard Bank, an affiliate of Russian Standard Corporation. Pursuant to the Amended SPA, as described in Note 18 below, upon approval of the Company’s shareholders, and after the satisfaction of certain other conditions including the receipt of certain Polish regulatory waivers, Roust Trading will purchase such number of shares of common stock at a purchase price of $5.25 per share sufficient to repay the then-outstanding principal amount of the Debt Security, totaling approximately 13.3 million shares of common stock and sell to CEDC the entire principal amount of the Debt Security. In addition, interest payable on the Debt Security prior to the Second Closing may, at the option of Roust Trading and after the Second Closing, be effectively paid in shares of common stock at a price $3.44 per share of common stock. Pursuant to the Amended SPA, the final maturity date for the Debt Security will be extended to July 31, 2016.

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

9. INCOME TAXES

Our tax charge for the six months ended June 30, 2012 was $2.0 million which represents an effective tax rate for this period of 8.0%. The underlying tax rates in our key jurisdictions are 19% in Poland, 20% in Russia, 21% in Ukraine, 16% in Hungary and 35% in the United States. Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, for the six-month period ended June 30, 2012 result from additions to accruals for current and prior year tax positions. There were no reductions for prior year tax positions, settlements or lapses in statutes of limitations. As of June 30, 2012 and December 31, 2011, the uncertain income tax position balance was $6.9 million and $7.1 million, respectively.

10. OPERATING SEGMENTS

The Company operates and manages its business based upon three primary geographic segments: Poland, Russia and Hungary. Selected financial data split based upon this segmentation assuming elimination of intercompany revenues and profits is shown below: Segment information represents only continuing operations.

	Segment Net Sales		Segment Net Sales
	Three months ended June 30,		Six months ended June 30
	2012	2011	2012	2011
Segment
Poland	$56,172	$58,612	$103,307	$105,229
Russia	125,354	132,191	218,780	218,770
Hungary	5,675	7,553	11,103	12,711

Total Net Sales	$187,201	$198,356	$333,190	$336,710

	Operating income / (loss)		Operating income / (loss)
	Three months ended June 30,		Six months ended June 30,
	2012 (Restated, see Note 2)	2011	2012 (Restated, see Note 2)	2011
Segment
Poland before fair value adjustments	$9,112	$8,242	$15,592	$13,035
Gain on remeasurement of previously held equity interests	0	0	0	7,898

Poland after fair value adjustments	9,112	8,242	15,592	20,933
Russia	9,050	3,063	587	(3,156)
Hungary	762	1,280	1,482	1,941
Corporate Overhead
General corporate overhead	(5,002)	(1,049)	(6,694)	(2,292)
Option Expense	(725)	(644)	(1,589)	(1,337)

Total Operating income / (loss)	$13,197	$10,892	$9,378	$16,089

	Identifiable Operating Assets
	June 30, 2012	December 31, 2011
Segment
Poland	$540,450	$600,940
Russia	1,221,078	1,369,744
Hungary	19,724	20,265
Corporate	91,011	25,769

Total Identifiable Assets	$1,872,263	$2,016,718

	Goodwill
	June 30, 2012	December 31, 2011
Segment
Poland	$254,230	$252,080
Russia	403,401	412,105
Hungary	6,161	6,109

Total Goodwill	$663,792	$670,294

11. INTEREST EXPENSE, NET

The following items are included in Interest expense, net:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest income	$575	$356	$820	$881
Interest expense	(26,181)	(28,717)	(52,728)	(56,094)

Total interest expense, net	$(25,606)	$(28,361)	$(51,908)	$(55,213)

12. OTHER FINANCIAL INCOME, NET

The following items are included in Other financial income, net:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Foreign exchange impact related to foreign currency financing	$(77,810)	$19,341	$20,537	$50,468
Gain on debt extinguishment	1,309	0	1,309	0
Other gains / (losses)	1,071	(333)	312	(938)

Total other financial income / (expense), net	$(75,430)	$19,008	$22,158	$49,530

13. OTHER NON-OPERATING EXPENSE

The following items are included in Other Non-Operating Expense:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Factoring costs and bank fees	$(1,879)	$(1,408)	$(4,141)	$(2,079)
Other gains / (losses)	(622)	(1,253)	(958)	(1,558)

Total other non operating income / (expense), net	$(2,501)	$(2,661)	$(5,099)	$(3,637)

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

Overview

The Company is one of the world’s largest vodka producers and Central and Eastern Europe’s largest integrated spirit beverages business with its primary operations in Poland, Russia and Hungary. In Poland, the Company was able to see year on year domestic sales volume and value growth for the quarter ended June 30, 2012 primarily due to the continued success of Żubrówka Biała and the higher margin flavored segment including Soplica. In Russia, although our sales volumes for the first six months were down by 3.3%, sales were flat in the second quarter, following the change of the management team in Russia. Nonetheless, Russia continues to be a challenging environment with excise taxes increasing by 18% in July 2012 (the second increase of the year) and overall difficult consumer market.

Restatement

The Company is restating its unaudited condensed consolidated financial statements for the three and six months period ended June 30, 2012. The Restatement corrects errors caused by a failure to properly account for promotional compensation granted to customers of its main operating subsidiary in Russia, the Russian Alcohol Group (“RAG”), which resulted in excessive write-off for accounts receivable. All amounts in Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Restated) have been adjusted, as appropriate, for the effects of the Restatement. For a more detailed description of the Restatement, see Note 2, “Restatement of unaudited condensed consolidated financial statements”, to the accompanying unaudited condensed consolidated financial statements.

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

Results of Operations:

Three months ended June 30, 2012 compared to three months ended June 30, 2011

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Three months ended June 30,
	2012 (Restated)	2011
Sales	$402,750	$425,838
Excise taxes	(215,549)	(227,482)

Net sales	187,201	198,356
Cost of goods sold	111,864	123,708

Gross profit	75,337	74,648

Selling, general and administrative expenses	62,140	63,756

Operating income	13,197	10,892

Non operating income / (expense), net
Interest income / (expense), net	(25,606)	(28,361)
Other financial income / (expense), net	(75,430)	19,008
Other non operating income / (expense), net	(2,501)	(2,661)

Income / (loss) before taxes and equity in net income from unconsolidated investments	(90,340)	(1,122)

Income tax expense	2,651	(2,211)

Net loss attributable to the company	(87,689)	(3,333)

Net loss from operations per share of common stock, basic	$(1. 15)	$(0.05)
Net loss from operations per share of common stock, diluted	$(1.15)	$(0.05)
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(40, 193)	30,428

Comprehensive income / (loss) attributable to the company	$(127,882)	$27,095

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

Operating Expenses

Operating expenses consist of selling, general and administrative, or “SG&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses decreased by $1.7 million, from $63.8 million for the three months ended June 30, 2011 to $62.1 million for the three months ended June 30, 2012. This decrease was primarily driven by a $7.2 million decrease resulting from weaker local currencies against U.S. dollar, offset by additional legal costs of $4.5 million and redundancy payments of $1.0 million.

The table below sets forth the items of operating expenses.

	Operating Expenses Three Months Ended June 30,
	2012 (Restated)	2011
	($ in thousands)
SG&A	$53,037	$55,176
Marketing	6,817	5,622
Depreciation and amortization	2,286	2,958

Total operating expense	$62,140	$63,756

SG&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. SG&A expenses decreased by $2.2 million, from $55.2 million for the three months ended June 30, 2011 to $53.0 million for the three months ended June 30, 2012. The decrease in SG&A expenses results primarily from cost savings achieved on integration of businesses in Russia and Poland and an effect of weaker local currencies against U.S. dollar offset by additional legal costs incurred in the three months ended June 30, 2012 related to the restatement of financial statements of $4.5 million, $1.0 million of redundancy costs in Russia and additional bad debt provision in Russia of $2.1 million.

Depreciation and amortization decreased by $0.7 million, from $3.0 million for the three months ended June 30, 2011 to $2.3 million for the three months ended June 30, 2012.

Operating Income

Total operating income increased by $2.3 million, from $10.9 million income for the three months ended June 30, 2011 to $13.2 million income for the three months ended June 30, 2012, primarily driven by lower selling, general and administrative expenses in the Russian segment. The table below summarizes the segmental split of operating profit.

	Operating Income/(Loss) Three months ended June 30,
	2012 (Restated)	2011
Segment
Poland	$9,112	$8,242
Russia	9,050	3,063
Hungary	762	1,280
Corporate Overhead
General corporate overhead	(5,002)	(1,049)
Option Expense	(725)	(644)

Total operating income	$13,197	$10,892

Underlying operating income in Poland increased by approximately 11.0%, or $0.9 million, from $8.2 million for the three months ended June 30, 2011 to $9.1 million for the three months ended June 30, 2012. The operating income in Russia increased by approximately 193.5%, or $6.0 million, from $3.1 million for the three months ended June 30, 2011 to $9.1 million for the three months ended June 30, 2012. The changes in operating income in both of these segments were driven by all of the factors described above.

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

Income Tax

Our effective tax rate for the three months ended June 30, 2012 was 2.9% as compared to an average blended statutory rate of 21%. The difference between the statutory and effective tax rates was due primarily to permanent tax differences related to valuation allowances recorded against tax loss carry forwards that the Company believes will not be utilized in the future.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Six months ended June 30,
	2012 (Restated)	2011
Sales	$724,506	$743,919
Excise taxes	(391,316)	(407,209)
Net sales	333,190	336,710
Cost of goods sold	202,738	209,393

Gross profit	130,452	127,317

Selling, general and administrative expenses	121,074	119,126
Gain on remeasurement of previously held equity interests	0	(7,898)

Operating income	9,378	16,089

Non operating income / (expense), net
Interest income / (expense), net	(51,908)	(55,213)
Other financial income / (expense), net	22,158	49,530
Other non operating income / (expense), net	(5,099)	(3,637)

Income / (loss) before income taxes and equity in net losses from unconsolidated investments	(25,471)	6,769

Income tax benefit / (expense)	(2,034)	(4,190)
Equity in net losses of affiliates	0	(7,946)

Net loss attributable to the company	(27,505)	(5,367)

Net loss from operations per share of common stock, basic	$(0.37)	$(0.07)
Net loss from operations per share of common stock, diluted	$(0.37)	$(0.07)
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(17, 669)	164,600

Comprehensive income / (loss) attributable to the company	$(45,174)	$159,233

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

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses increased by approximately 8.9%, or $9.9 million, from $111.2 million for the six months ended June 30, 2011 to $121.1 million for the six months ended June 30, 2012. This change includes a one-time gain in the six month period ended June 30, 2011, amounting to $7.9 million in operating income based on the remeasurement of previously held equity interests in Whitehall to fair value. For comparability of costs between periods, items of operating expenses after excluding this fair value adjustment are shown separately in the table below. Operating expenses, excluding fair value adjustments as a percent of net sales increased from 35.4% for the six months ended June 30, 2011 to 36.3% for the six months ended June 30, 2012. Operating expenses, net of fair value adjustments increased by $2.0 million, from $119.1 million for the six months ended June 30, 2011 to $121.1 million for the six months ended June 30, 2012.

The table below sets forth the items of operating expenses.

	Operating Expenses Six Months Ended June 30,
	2012 (Restated)	2011
S,G&A	$103,125	$103,429
Marketing	13,307	9,888
Depreciation and amortization	4,642	5,809

Sub-Total	121,074	119,126
Fair value adjustments	0	(7,898)

Total operating expense	$121,074	$111,228

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A expenses decreased by $0.3 million, from $103.4 million for the six months ended June 30, 2011 to $103.1 million for the six months ended June 30, 2012. The decrease in SG&A is primarily due to the inclusion of full two quarters of the Whitehall Group in 2012 of $4.0 million, redundancy costs in Russia of $3.2 million, $4.5 million of additional legal costs incurred in the second quarter 2012 related to restatement of financial statements for 2010 and 2011 and additional bad debt provision in Russia of $3.2 million offset by impact of weaker local currencies against U.S. dollar and lower other S,G&A costs in Russia.

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

Operating Income

Total operating income decreased by approximately 41.6%, or $6.7 million, from $16.1 million for the six months ended June 30, 2011 to $9.4 million for the six months ended June 30, 2012, primarily driven by lower domestic sales and higher spirit costs in the Russian market. The table below summarizes the segmental split of operating profit.

	Operating Income Six months ended June 30,
	2012 (Restated)	2011
Segment
Poland before fair value adjustments	$15,592	$13,035
Gain on remeasurement of previously held equity interests	0	7,898

Poland after fair value adjustments	15,592	20,933
Russia	587	(3,156)
Hungary	1,482	1,941
Corporate Overhead
General corporate overhead	(6,694)	(2,292)
Option Expense	(1,589)	(1,337)

Total Operating Profit	$9,378	$16,089

Underlying operating income in Poland excluding fair value adjustments increased by approximately 20.0%, or $2.6 million, from $13.0 million for the six months ended June 30, 2011 to $15.6 million for the six months ended June 30, 2012. The operating income in Russia increased by $3.8 million from $3.2 million loss for the six months ended June 30, 2011 to $0.6 million income for the six months ended June 30, 2012. The changes in operating income in both of these segments were driven by all of the factors described above.

Non Operating Income and Expenses

Total interest expense decreased by approximately 6.0%, or $3.3 million, from $55.2 million for the six months ended June 30, 2011 to $51.9 million for the six months ended June 30, 2012. This decrease is mainly a result of the weaker euro as compared to the U.S. dollar, as a significant portion of the long-term borrowings are denominated in euro.

The Company recognized $20.5 million of unrealized foreign exchange rate gains in the six months ended June 30, 2012, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $50.5 million of income in the six months ended June 30, 2011. These gains resulted mainly from the appreciation of the Polish zloty and Russian ruble against the U.S. dollar and euro. During the six months ended June 30, 2012, the Company recognized $1.3 million gain on debt extinguishment related to repurchased part of Convertible Senior Notes due 2013.

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

Income Tax

Our effective tax rate for the six months ended June 30, 2012 was 8.0% as compared to an average blended statutory rate of 21%. The difference between the statutory and effective tax rates was due primarily to permanent tax differences related to valuation allowances recorded against tax loss carry forwards that the Company believes will not be utilized in the future.

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

Overall working capital movements of accounts receivable, inventory and accounts payable provided approximately $47.4 million of cash during the six months ended June 30, 2012. Days sales outstanding (“DSO”) as of June 30, 2012 amounted to 39 days as compared to 43 days as of June 30, 2011. The number of days in inventory as of June 30, 2012 amounted to 111 days as compared to 109 days as of June 30, 2011. In addition, the ratio of our current assets to current liabilities, net of inventories, was 0.6 as of June 30, 2012 as compared to 1.74 as of June 30, 2011.

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

Senior notes due March 18, 2013 (“Debt Security”)

As described in Note 4 to the accompanying consolidated financial statements, on May 7, 2012, the Company issued $70 million principal amount of senior notes due March 18, 2013, bearing an interest rate of 3.00% to JSC Russian Standard Bank, an affiliate of Russian Standard Corporation. Pursuant to the Amended SPA, as described in Note 18 to the accompanying consolidated financial statements, upon approval of the Company’s shareholders, and after the satisfaction of certain other conditions including the receipt of certain Polish regulatory waivers, Roust Trading will purchase such number of shares of common stock at a purchase price of $5.25 per share sufficient to repay the then-outstanding principal amount of the Debt Security, totaling approximately 13.3 million shares of common stock and sell to the Company the entire principal amount of the Debt Security. In addition, interest payable on the Debt Security prior to the Second Closing may, at the option of Roust Trading and after the Second Closing, be effectively paid in shares of common stock at a price $3.44 per share of common stock. Pursuant to the Amended SPA, the final maturity date for the Debt Security will be extended to July 31, 2016.

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

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Quarterly Report on Form10-Q filed with the SEC on November 9, 2011 and incorporated herein by reference).

10.63(a)	Amended and Restated Securities Purchase Agreement, dated July 9, 2012 by and among Central European Distribution Corporation and Roust Trading Ltd. (filed as Exhibit 10.1 to the Periodic Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

10.63(b)	Amended and Restated Governance Agreement, dated July 9, 2012 by and among Central European Distribution Corporation and Roust Trading Ltd. (filed as Exhibit 10.2 to the Periodic Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

10.63(c)	Amended and Restated Registration Rights Agreement, dated July 9, 2012, by and among Central European Distribution Corporation and Roust Trading Ltd. (filed as Exhibit 10.3 to the Periodic Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

10.63(d)	Amended and Restated Voting Agreement, dated July 9, 2012, by and among Central European Distribution Corporation and Roust Trading Ltd. (filed as Exhibit 10.4 to the Periodic Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

10.64*	Transition Agreement dated July 9, 2012 between Central European Distribution Corporation and William V. Carey.

31.1*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(a)	Amended and Restated Voting Agreement, dated July 9, 2012, by and among Central European Distribution Corporation, Mr. David Bailey and Roust Trading Ltd. (filed as Exhibit 99.1 to the Periodic Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

99.1(b)	Amended and Restated Voting Agreement, dated July 9, 2012, by and among Central European Distribution Corporation, Mr. N. Scott Fine and Roust Trading Ltd. (filed as Exhibit 99.2 to the Periodic Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

99.1(c)	Amended and Restated Voting Agreement, dated July 9, 2012, by and among Central European Distribution Corporation, Mr. William Shanahan and Roust Trading Ltd. (filed as Exhibit 99.3 to the Periodic Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

99.1(d)	Amended and Restated Voting Agreement, dated July 9, 2012, by and among Central European Distribution Corporation, Mr. Robert Koch and Roust Trading Ltd. (filed as Exhibit 99.4 to the Periodic Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

Exhibit Number	Exhibit Description

99.1(e)	Amended and Restated Voting Agreement, dated July 9, 2012, by and among Central European Distribution Corporation, Mr. Markus Sieger and Roust Trading Ltd. (filed as Exhibit 99.5 to the Periodic Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

99.1(f)	Amended and Restated Voting Agreement, dated July 9, 2012, by and among Central European Distribution Corporation, Mr. Marek Forysiak and Roust Trading Ltd. (filed as Exhibit 99.6 to the Periodic Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

99.1(g)	Amended and Restated Voting Agreement, dated July 9, 2012, by and among Central European Distribution Corporation, Mr. William Carey and Roust Trading Ltd. (filed as Exhibit 99.7 to the Periodic Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

101*	The following financial statements from Central European Distribution Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION (registrant)

Date: November 19, 2012	By:	/s/ David Bailey
David Bailey
Interim Chief Executive Officer

Date: November 19, 2012	By:	/s/ Bartosz Kołaciński
Bartosz Kołaciński
Interim Chief Financial Officer