Form 10-Q
period 2012-09-30
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2012-11-19
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

The number of shares outstanding of each class of the issuer’s common stock as of November 14, 2012: Common Stock ($.01 par value) 78,761,652

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

All amounts are expressed in thousands

(except share information)

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$102,713	$94,410
Accounts receivable, net of allowance for doubtful accounts at September 30, 2012 of $26,512 and at December 31, 2011 of $24,510	220,802	410,866
Inventories	160,061	117,690
Prepaid expenses	27,472	16,538
Other current assets	48,780	23,020
Deferred income taxes	5,173	4,717
Debt issuance costs	7,389	2,962

Total Current Assets	572,390	670,203

Intangible assets, net	486,787	463,848
Goodwill	706,924	670,294
Property, plant and equipment, net	178,871	176,660
Deferred income taxes, net	23,195	21,488
Debt issuance costs	11,324	13,550
Non-current assets held for sale	675	675

Total Non-Current Assets	1,407,776	1,346,515

Total Assets	$1,980,166	$2,016,718

LIABILITIES AND EQUITY

Current Liabilities
Trade accounts payable	$78,735	$144,797
Bank loans and overdraft facilities	115,196	85,762
Obligations under Convertible Senior Notes	257,122	0
Obligations under Debt Security	70,000	0
Income taxes payable	9,421	9,607
Taxes other than income taxes	101,820	189,515
Other accrued liabilities	75,357	48,208
Current portions of obligations under capital leases	832	1,109

Total Current Liabilities	708,483	478,998

Long-term obligations under capital leases	674	532
Long-term obligations under Convertible Senior Notes	0	304,645
Long-term obligations under Senior Secured Notes	933,871	932,089
Long-term accruals	2,093	2,000
Deferred income taxes	94,815	91,128
Commitments and contingent liabilities (Note 15)

Total Long-Term Liabilities	1,031,453	1,330,394

Temporary equity	29,443	0

Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 73,045,992 and 72,740,302 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	730	727
Preferred Stock ($0.01 par value, 1,000,000 shares authorized, none issued and outstanding)	0	0
Additional paid-in-capital	1,371,389	1,369,471
Accumulated deficit	(1,189,620)	(1,197,884)
Accumulated other comprehensive income	28,438	35,162
Less Treasury Stock at cost (246,037 shares at September 30, 2012 and December 31, 2011)	(150)	(150)

Total Stockholders’ Equity	210,787	207,326

Total Liabilities and Equity	$1,980,166	$2,016,718

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

All amounts are expressed in thousands

(except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Sales	$401,113	$432,942	$1,125,619	$1,176,861
Excise taxes	(209,782)	(223,304)	(601,098)	(630,513)
Net sales	191,331	209,638	524,521	546,348
Cost of goods sold	109,317	131,427	312,055	340,820

Gross profit	82,014	78,211	212,466	205,528

Selling, general and administrative expenses	66,835	61,710	187,909	180,836
Gain on remeasurement of previously held equity interests	0	0	0	(7,898)
Impairment charge	0	674,515	0	674,515

Operating income	15,179	(658,014)	24,557	(641,925)

Non operating income / (expense), net
Interest income / (expense), net	(26,231)	(28,123)	(78,139)	(83,336)
Other financial income / (expense), net	58,490	(170,337)	80,648	(120,807)
Other non operating income / (expense), net	(5,883)	(10,683)	(10,982)	(14,320)

Income / (loss) before income taxes and equity in net losses from unconsolidated investments	41,555	(867,157)	16,084	(860,388)

Income tax benefit / (expense)	(5,786)	18,422	(7,820)	14,232
Equity in net losses of affiliates	0	0	0	(7,946)

Net income / (loss) attributable to the company	35,769	(848,735)	8,264	(854,102)

Net income / (loss) from operations per share of common stock, basic	$0.46	($11.71)	$0.11	($11.85)
Net income / (loss) from operations per share of common stock, diluted	$0.44	($11.71)	$0.10	($11.85)

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	10,945	(215,010)	(6,724)	(50,410)

Comprehensive income / (loss) attributable to the company	$46,714	($1,063,745)	$1,540	($904,512)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

All amounts are expressed in thousands

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities
Net income / (loss)	$8,264	$(854,102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,075	15,328
Deferred income taxes	(1,948)	(5,138)
Unrealized foreign exchange gains	(77,591)	118,366
Stock options fair value expense	1,919	1,998
Equity loss in affiliates	0	7,946
Gain on fair value remeasurement of previously held equity interest	0	(6,397)
Impairment charge	0	674,515
Impairments related to assets held for sale	0	7,355
Other non cash items	849	6,170
Changes in operating assets and liabilities:
Accounts receivable	211,483	246,153
Inventories	(33,969)	(9,183)
Prepayments and other current assets	(42,447)	(7,701)
Trade accounts payable	(78,804)	(42,518)
Other accrued liabilities and payables (including taxes)	(71,829)	(106,396)

Net cash provided by / (used in) operating activities	(68,998)	46,396

Cash flows from investing activities
Purchase of fixed assets	(8,017)	(5,422)
Proceeds from the disposal of fixed assets	381	0
Purchase of intangibles	0	(693)
Purchase of trademarks	0	(17,473)
Acquisitions of subsidiaries, net of cash acquired	0	(24,125)

Net cash used in investing activities	(7,636)	(47,713)

Cash flows from financing activities
Borrowings on bank loans and overdraft facility	78,177	36,027
Payment of bank loans, overdraft facility and other borrowings	(45,439)	(37,892)
Issuance of Debt Security, net of debt issuance cost of $838	69,162	0
Repayment of Convertible Senior Notes	(50,392)	0
Issuance of shares in private placement	29,885	0
Decrease in short term capital leases payable	(252)	(34)
Proceeds from options exercised	0	72

Net cash provided by / (used in) financing activities	81,141	(1,827)

Currency effect on brought forward cash balances	3,796	(7,781)
Net increase / (decrease) in cash	8,303	(10,925)
Cash and cash equivalents at beginning of period	94,410	122,116

Cash and cash equivalents at end of period	$102,713	$111,191

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$0	$23,175

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

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As described in Note 6, certain credit and factoring facilities are coming due in fourth quarter of 2012, which the Company expects to renew. Furthermore, our Convertible Senior Notes (the “Convertible Notes”) are due on March 15, 2013. Our current cash on hand, estimated cash from operations and available credit facilities will not be sufficient to make the repayment of principal on the Convertible Notes and, unless the transaction with Russian Standard Corporation, described in Note 3, is completed the Company may default on them. The Company’s cash flow forecasts include the assumption that certain credit and factoring facilities that are coming due in fourth quarter of 2012 will be renewed to manage working capital needs. Moreover, the Company had a net loss and significant impairment charges in 2011 and current liabilities exceed current assets at September 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies. The subsidiaries’ financial statements have been adjusted to reflect U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and comprehensive income and cash flows for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

The balance sheet at December 31, 2011 has been derived from the restated audited consolidated financial statements at that date, filed with the SEC on October 5, 2012 as Amendment No. 2 on Form 10-K/A to the Company’s Annual Report for the fiscal year ended December 31, 2011, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the restated consolidated financial statements and related notes included in Amendment No. 2 on Form 10-K/A to the Company’s Annual Report for the fiscal year ended December 31, 2011, filed with the SEC on October 5, 2012.

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

On February 24, 2011, two subsidiaries of the Company, namely CEDC International Sp. z o.o. (“CEDC International”) and Polmos Białystok S.A. (“Polmos Bialystok”), entered into factoring arrangements (“Factoring Agreements”) with ING Commercial Finance Polska (“ING Polska”) for the sale up to 290.0 million Polish zlotys (approximately $91.3 million) of receivables. On January 1, 2012, the total limit under the Factoring Agreements was reduced from 290.0 million Polish zlotys ($91.3 million) to 250.0 million Polish zlotys ($78.7 million) and from March 1, 2012 it was further reduced to 220.0 million Polish zlotys ($69.2 million). The Factoring Agreements were to mature on April 30, 2012, however on April 25, 2012 the Company extended these agreements until September 30, 2012 with further decrease of the total limit to 200.0 million Polish zlotys (approximately $62.9 million). On September 28, 2012 the Company further extended these agreements until December 31, 2012 with decrease of the total limit to 170.0 million Polish zlotys (approximately $53.5 million).

As of September 30, 2012, the total balance of receivables under factoring amounted to 95.9 million Polish zlotys (approximately $30.2 million) of the 170.0 million Polish zlotys limit available.

For the three and nine months ended September 30, 2012, the Company sold receivables in the amount of 282.3 million Polish zlotys ($88.8 million) and 979.7 million Polish zlotys ($308.3 million), respectively and recognized a loss on the sale in the statement of operations and comprehensive income in the amount of 2.8 million Polish zlotys ($0.8 million) and 9.1 million Polish zlotys ($2.7 million), respectively in respect of the non-recourse factoring.

Furthermore, the Company signed in June 2011 and in January 2012 factoring agreements with ING Polska and with Bank Handlowy w Warszawie Spółka Akcyjna (“Bank Handlowy”), respectively. These agreements allow the Company to sale to the banks receivable of three Company’s distributors named in these agreements. There is no financing limit in any of the two agreements. As a result of the agreement with ING Polska, in three and nine month periods ended September 30, 2012 the Company sold receivables in the amount of 20.9 million Polish zlotys ($6.6 million) and 76.6 million Polish zlotys ($24.1 million), respectively and recognized a loss on the sale in the statement of operations and comprehensive income in the amount of 0.14 million Polish zlotys ($0.04 million) and 0.50 million Polish zlotys ($0.15 million). As a result of the agreement with Bank Handlowy, in three and nine month periods ended September 30, 2012 the Company sold receivables in the amount of 21.1 million Polish zlotys ($6.6 million) and 65.3 million Polish zlotys ($20.5 million), respectively and recognized a loss on the sale in the statement of operations and comprehensive income in the amount of 0.10 million Polish zlotys ($0.03 million) and 0.3 million Polish zlotys ($0.09 million).

Additionally, in August 2012, the Company signed agreements with its distributor and Bank Zachodni WBK S.A. for non-recourse factoring of the receivables from the distributor and its related parties. There is no financing limit fixed in these agreements. As a result of these agreement, in the three and nine month period ended September 30, 2012 the Company sold receivables in the amount of 129.9 million Polish zlotys ($40.9 million) and recognized a loss on the sale in the statement of operations and comprehensive income in the amount of 1.3 million Polish zlotys ($0.4 million). The Company has no continuing involvement with the sold non-recourse receivables.

As of September 30, 2012, the liabilities from factoring with recourse amounted to $1.7 million and are included in the short term bank loans in the balance sheet. Corresponding receivables from factoring with recourse are presented under accounts receivable in the balance sheet.

3.	AGREEMENT WITH ROUST TRADING

On April 23, 2012, the Company entered into a Securities Purchase Agreement (“SPA”) with Roust Trading Limited (“Roust Trading”), for a strategic transaction. Pursuant to this SPA, Roust Trading agreed to make an investment in the Company in three stages, subject to typical closing conditions. In the first stage, on May 7, 2012, Roust Trading acquired 5,714,286 newly issued shares of the Company’s common stock for an aggregate purchase price of $30 million, or $5.25 per share (the “Initial Shares”). The Initial Shares were accounted for as temporary equity in the balance sheet. Also on May 7, 2012, JSC Russian Standard Bank (“Russian Standard Bank”), a subsidiary of Roust Trading, purchased $70 million aggregate principal amount of senior notes due March 18, 2013, bearing an interest rate of 3.00% (the “Debt Security”) issued by the Company. The SPA also contemplated the following transactions:

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

On July 9, 2012, the Company entered into an amended and restated securities purchase agreement (the “Amended SPA”) with Roust Trading, which amended and restated the entirety of the SPA described above. The material amendments to the terms of the SPA as set forth in the Amended SPA include:

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

In consideration of the above terms, and subject to the fulfillment of certain conditions, Roust Trading agreed to waive certain contractual claims it may have under the Original SPA and under certain other agreements arising from the accounting errors announced on the Company’s Form 8-K filed with the SEC on June 4, 2012.

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

As described in Amendment No. 2 on Form 10-K/A to the Company’s Annual Report for the year ended December 31, 2011, filed with SEC on October 5, 2012, the Company restated its consolidated financial statements as of and for the years ended December 31, 2011 and 2010, primarily due to the fact that certain retroactive trade rebates and trade marketing refunds were not properly recorded by CEDC’s principle operating subsidiary in Russia, the Russian Alcohol Group. The cumulative impact of restatements for the years ended December 31, 2011 and 2010, exceeded certain thresholds as set out in the Amended SPA. As a result, Roust Trading may no longer be obliged to consummate the associated funding transaction and may have other claims against the Company, including potential event of default under the New Debt. Roust Trading has reserved its rights and therefore it is uncertain at this stage whether Roust Trading will consummate the funding transaction agreed with the Company or if Roust Trading will propose new terms to an amended transaction or propose an alternative transaction. Discussions have commenced between the Company and Roust Trading regarding of the impact of the restatement on our strategic alliance.

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

As of September 30, 2012, our functional currencies exchange rates used to translate the balance sheet strengthened against the U.S. dollar as compared to the exchange rates as of December 31, 2011, and as a result $6.7 million of foreign currency translation adjustment was recognized as part of total comprehensive income.

5.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income / (loss)	$35,769	$(848,735)	$8,264	$(854,102)

Weighted average shares of common stock outstanding (used to calculate basic EPS)	78,582	72,490	75,902	72,063

Shares issuable according to Amended SPA (See Note 3)	3,000	0	3,000	0
Net effect of dilutive employee stock options based on the treasury stock method	209	104	202	115

Weighted average shares of common stock outstanding (used to calculate diluted EPS)	81,791	72,594	79,104	72,178

Net income / (loss) per common share - basic	$0.46	$(11.71)	$0.11	$(11.85)
Net income / (loss) per common share - diluted	$0.44	$(11.71)	$0.10	$(11.85)

Employee stock options granted have not been included in the above calculations of diluted earnings per share where the exercise price is less than the average market price of the common stock during the three and nine months ended September 30, 2012 and 2011. In addition there is no adjustment to fully diluted shares related to the Convertible Senior Notes as the average market price was below the conversion price for the periods.

6.	BORROWINGS

Bank Facilities

As of September 30, 2012, the Company has outstanding liability of €22.5 million ($29.1 million) from the term loans from Alfa Bank and Zenith Bank drawn by Whitehall:

•

The loan agreement with Alfa Bank, dated July 22, 2008, matures on October 18, 2014. The credit limit under this agreement is €20.0 million ($25.9 million). The loan as of September 30, 2012 consists of seven open tranches released between March 30, 2012 and September 26, 2012, and is repayable between September 30, 2012 and December 28, 2012. As of September 30, 2012, the Company had outstanding liability of €17.0 million ($22.0 million) from this term loan;

•

The loan agreement with Zenith Bank, dated March 29, 2011, matured on June 6, 2012. The original loan was repaid at maturity date. A new loan agreement was signed on August 16, 2012 with maturity date of April 25, 2014. The credit limit under this agreement is €10.0 million ($12.9 million). The loan was released in two tranches on August 16, 2012 and September 10, 2012. As of September 30, 2012, the Company had outstanding liability of €5.5 million ($7.1 million) from this term loan.

The aforementioned loans drawn by Whitehall are guaranteed by Whitehall companies. The both loans are secured by the Company’s inventory.

As of September 30, 2012, the Company has outstanding term loans of 2,371.4 million Russian rubles ($76.6 million) from MKB Bank, Unicredit, Alfabank and JSC Grand Invest Bank, all drawn by Russian Alcohol, as well as, an overdraft facility from Nomos-Bank drawn by Russian Alcohol and an overdraft facility from Sberbank drawn by Bravo Premium:

•

The loan agreement with MKB Bank, dated July 19, 2012, matures on February 25, 2013. This loan has no financial covenants that need to be met. As of September 30, 2012, the Company has outstanding liability of 1,000.0 million Russian rubles ($32.3 million) from this term loan;

•

The loan agreement with Alfabank, dated July 25, 2012, matures on December 31, 2012. This loan has no financial covenants that need to be met. As of September 30, 2012, the Company has outstanding liability of 560.0 million Russian rubles ($18.1 million) from this term loan;

•

The loan agreement with Unicredit, dated May 24, 2011, matures on November 25, 2012. This loan has no financial covenants and is secured by inventory of up to 720 million Russian rubles ($23.3 million) and guarantees given by companies of Russian Alcohol. As of September 30, 2012, the Company has outstanding liability of 600.0 million Russian rubles ($19.4 million) from this term loan;

•

The loan agreement with JSC Grand Invest Bank, dated November 25, 2011, matures on November 23, 2012. This loan has no financial covenants that need to be met. As of September 30, 2012, the Company has outstanding liability of 211.4 million Russian rubles ($6.8 million) from this term loan;

•

The overdraft agreement with Nomos-Bank, dated July 6, 2012, matures on December 29, 2012. The credit limit under this agreement is 500.0 million Russian rubles ($16.2 million). This loan has no collateral. As of September 30, 2012, the loan was utilized in the amount of 173.4 million Russian rubles ($5.6 million).

•

The overdraft agreement with Sberbank, dated February 6, 2012, matures on February 5, 2013. The credit limit under this agreement is 60.0 million Russian rubles ($1.9 million). This loan is secured by fixed assets. As of September 30, 2012, the loan was fully utilized.

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

In the period from May to September of 2012, the Company repurchased $52.1 million principal amount of Convertible Notes in six tranches for $50.2 million.

As of September 30, 2012 and December 31, 2011, the Company had accrued interest of $0.5 million and $2.7 million, respectively, related to the Convertible Senior Notes, with the next coupon due for payment on March 15, 2013. Total obligations under the Convertible Senior Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	September 30, 2012	December 31, 2011

Convertible Senior Notes	$257,858	$310,000
Unamortized debt discount	(320)	(1,070)
Debt discount related to ASC 470-20	(416)	(4,285)

Total	$257,122	$304,645

For the three and nine months ended September 30, 2012, the additional pre-tax non-cash interest expense recognized in the condensed consolidated statement of operations was $1.5 million and $4.1 million, respectively and for three and nine months ended September 30, 2011 $1.1 million and $3.2 million, respectively. Pre-tax increase in non-cash interest expense on our condensed consolidated statements of operations and comprehensive income to be recognized until 2013, the maturity date of the Convertible Senior Notes, amounts to $0.4 million.

Senior Secured Notes due 2016

On December 2, 2009, the Company issued $380 million 9.125% Senior Secured Notes due 2016 and €380 million ($491.9 million) 8.875% Senior Secured Notes due 2016 (the “2016 Notes”) in an unregistered offering to institutional investors. The Company used a portion of the net proceeds from the 2016 Notes to redeem the Company’s outstanding 2012 Notes, having an aggregate principal amount of €245.4 million ($317.7 million) on January 4, 2010. The remainder of the net proceeds from the 2016 Notes was used to (i) purchase Lion Capital’s remaining equity interest in Russian Alcohol by exercising the Lion Option and the Co-Investor Option, pursuant to the terms and conditions of the Lion Option Agreement and the Co-Investor Option Agreement, respectively (ii) repay all amounts outstanding under Russian Alcohol credit facilities; and (iii) repay certain other indebtedness.

On December 9, 2010, the Company issued an additional €50.0 million ($64.7 million) 8.875% Senior Secured Notes due 2016 (the “2016 Notes”) in an unregistered offering to institutional investors. The Company used the net proceeds from the additional 2016 Notes to repay its term loans and overdraft facilities with Bank Handlowy w Warszawie S.A and Bank Zachodni WBK S.A.

As of September 30, 2012 and December 31, 2011 the Company had accrued interest of $28.0 million and $7.0 million, respectively related to the Senior Secured Notes due 2016, with the next coupon due for payment on December 1, 2012.

	September 30, 2012	December 31, 2011

Senior Secured Notes due 2016	$936,635	$935,296
Unamortized debt discount	(2,764)	(3,207)

Total	$933,871	$932,089

Senior notes due March 18, 2013 (“the Debt Security”)

As described in Note 3 above, on May 7, 2012, the Company issued $70 million principal amount of senior notes due March 18, 2013, bearing an interest rate of 3.00% to Russian Standard Bank. Pursuant to the Amended SPA, upon approval of the Company’s shareholders, and after the satisfaction of certain other conditions including the receipt of certain Polish regulatory waivers, Roust Trading will purchase such number of shares of common stock at a purchase price of $5.25 per share sufficient to repay the then-outstanding principal amount of the Debt Security, totaling approximately 13.3 million shares of common stock and sell to CEDC the entire principal amount of the Debt Security. In addition, interest payable on the Debt Security prior to the Second Closing may, at the option of Roust Trading and after the Second Closing, be effectively paid in shares of common stock at a price $3.44 per share of common stock. Pursuant to the Amended SPA, the final maturity date for the Debt Security will be extended to July 31, 2016.

	September 30, 2012	December 31, 2011

Senior Notes due 2013	$70,000	$0

Total	$70,000	$0

As of September 30, 2012, the Company had accrued interest of $0.7 million, related to the Debt Security, with the next coupon due for payment on March 18, 2013.

Total accumulated unamortized debt discount related to the Company’s debt was $18.7 million and $16.5 million as of September 30, 2012 and December 31, 2011, respectively.

The following is a schedule by years of the future principal repayments for borrowings as of September 30, 2012:

	September 30, 2012	December 31, 2011
Principal repayments for the following years
2012	$53,203	$78,504
2013	389,114	304,645
2014	0	0
2015	0	0
2016 and beyond	933,871	932,089

Total	$1,376,188	$1,315,238

7.	INVENTORIES

The following table summarizes our inventories:

	September 30, 2012	December 31, 2011
Raw materials and supplies	$34,510	$22,237
In-process inventories	4,714	2,655
Finished goods and goods for resale	120,837	92,798

Total	$160,061	$117,690

Because of the nature of the products supplied by the Company, great attention is paid to inventory rotation. The number of days in inventory increased from approximately 81 days as of December 31, 2011 to approximately 135 days as of September 30, 2012. As a comparison, the number of days in inventory as of September 30, 2011 amounted to 85 days with total balance of $121.4 million.

8.	INCOME TAXES

Our tax charge for the nine months ended September 30, 2012 was $7.8 million which represents an effective tax rate for this period of 48.6%. The underlying tax rates in our key jurisdictions are 19% in Poland, 20% in Russia, 21% in Ukraine, 16% in Hungary and 35% in the United States. Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, for the nine-month period ended September 30, 2012 result from additions to accruals for current and prior year tax positions. There were no reductions for prior year tax positions, settlements or lapses in statutes of limitations. As of September 30, 2012 and December 31, 2011, the uncertain income tax position balance was $8.0 million and $7.1 million, respectively.

9.	OPERATING SEGMENTS

The Company operates and manages its business based upon three primary geographic segments: Poland, Russia and Hungary. Selected financial data split based upon this segmentation assuming elimination of intercompany revenues and profits is shown below: Segment information represents only continuing operations.

	Segment Net Sales
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Segment
Poland	$56,471	$58,234	$159,778	$163,463
Russia	128,895	143,623	$347,675	$362,393
Hungary	5,965	7,781	$17,068	$20,492

Total Net Sales	$191,331	$209,638	$524,521	$546,348

	Operating income / (loss)
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Segment
Poland before fair value adjustments	$11,905	$8,120	$27,497	$21,155
Gain on remeasurement of previously held equity interests	0	$0	0	7,898

Impairment charge	0	$(213,687)	0	$(213,687)

Poland after fair value adjustments	11,905	(205,567)	27,497	(184,634)
Russia before fair value adjustments	19,634	$9,167	20,221	6,011
Impairment charge	0	$(460,828)	0	(460,828)

Russia after fair value adjustments	19,634	(451,661)	20,221	(454,817)

Hungary	987	$1,446	2,469	3,387
Corporate Overhead
General corporate overhead	(17,017)	$(1,570)	(23,711)	(3,862)
Option Expense	(330)	$(662)	(1,919)	(1,999)

Total Operating income / (loss)	$15,179	$(658,014)	$24,557	$(641,925)

	Identifiable Operating Assets
	September 30, 2012	December 31, 2011
Segment
Poland	$560,792	$600,940
Russia	1,316,088	1,369,744
Hungary	20,349	20,265
Corporate	82,937	25,769

Total Identifiable Assets	$1,980,166	$2,016,718

	Goodwill
	September 30, 2012	December 31, 2011
Segment
Poland	$271,069	$252,080
Russia	429,286	412,105
Hungary	6,569	6,109

Total Goodwill	$706,924	$670,294

10.	INTEREST EXPENSE, NET

The following items are included in Interest expense, net:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest income	$578	$127	$1,398	$1,008
Interest expense	(26,809)	(28,250)	(79,537)	(84,344)

Total interest expense, net	$(26,231)	$(28,123)	$(78,139)	$(83,336)

11.	OTHER FINANCIAL INCOME / (EXPENSE), NET

The following items are included in Other financial income / (expense), net:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Foreign exchange impact related to foreign currency financing	$62,145	$(173,664)	$82,682	$(123,196)
Gain on debt extinguishment	640	0	1,949	0
Other gains / (losses)	(4,295)	3,327	(3,983)	2,389

Total other financial income / (expense), net	$58,490	$(170,337)	$80,648	$(120,807)

12.	OTHER NON-OPERATING EXPENSE

The following items are included in Other non-operating income / (expense):

	Three months ended September 30		Nine months ended September 30,
	2012	2011	2012	2011

Write-off of assets held for sale	0	(7,355)	0	(7,355)
Factoring costs and bank fees	$(2,781)	$(1,651)	$(6,501)	$(3,662)
Bank waiver costs	(1,867)	0	(1,867)	0
Other gains / (losses)	(1,235)	(1,677)	(2,614)	(3,303)

Total other non operating income / (expense), net	$(5,883)	$(10,683)	$(10,982)	$(14,320)

13.	STOCK BASED COMPENSATION PLANS AND WARRANTS

During the nine months ended September 30, 2012, the range of exercise prices for outstanding options was $2.00 to $60.92. During the nine months ended September 30, 2012, the weighted average remaining contractual life of options outstanding is 4.5 years. Exercise prices for options exercisable as of September 30, 2012 ranged from $2.00 to $60.92.

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of September 30, 2012, the Company has not changed the terms of any outstanding awards.

During the nine months ended September 30, 2012, the Company recognized compensation cost of $1.92 million.

As of September 30, 2012, there was $1.2 million of total unrecognized compensation cost related to non-vested stock options, restricted stock units and restricted stock granted under the Company’s Stock Incentive Plan. The costs are expected to be recognized over the 2012 to 2014 period.

The following weighted-average assumptions were used in the calculation of fair value for options granted during 2011. For the nine months ended September 30, 2012 the Company did not grant any options to its employees.

December 31, 2011
Fair Value	$7.60
Dividend Yield	0%
Expected Volatility	66.1%
Weighted Average Volatility	66.1%
Risk Free Interest Rate	3%
Expected Life of Options from Grant	3.2

14.	RELATED PARTY TRANSACTIONS

Pursuant to the SPA and the Amended SPA as described in Note 3, on May 7, 2012, Roust Trading acquired 5,714,286 shares of the Company’s common stock. Roust Trading directly controls Russian Standard Corporation and indirectly controls other Russian Standard entities. Mr. Roustam Tariko who indirectly controls Roust Trading has been appointed to CEDC’s Board of Directors as a non-Executive Chairman of the Board. Effectively all entities controlled by Mr. Tariko are as of now related parties of CEDC, including Russian Standard Bank, Russian Standard Corporation and Roust Inc. (“Roust”).

As disclosed in Note 3 and Note 6 above, on May 7, 2012, the Company issued $70 million principal amount of senior notes due March 18, 2013, bearing on interest rate of 3% to Russian Standard Bank. The details of this transaction are described in Note 6 above.

In the ordinary course of business, the Company is involved in transactions with entities controlled by Mr. Tariko that resulted in recognition of revenues, expenses, assets and liabilities by the Company. There were no significant transactions with the entities controlled by Mr. Tariko in prior periods.

The following table summarizes the transactions with Roust as included in the Company’s Consolidated Financial Statements:

Related Party Transactions with Roust (in thousands)
Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three and nine month periods ended September 30, 2012 and September 30, 2011	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Sales	$1,473	$0	$1,473	$0
Selling, general and administrative expenses	83	0	83	0

Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and as of December 31, 2011 (in thousands)	September 30, 2012 (unaudited)	December 31, 2011

Current Assets
Accounts receivable	1,798	0
Other current assets	1,034	0

Total due from Roust	2,832	0

Current Liabilities
Other accrued liabilities	95	0

Total due to Roust	95	0

15.	FINANCING COMMITMENTS AND CONTINGENT LIABILITIES

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

Russian Alcohol has in place a guarantee line agreement with multiple banks pursuant to which it was provided with a guarantee limit of 22.7 billion Russian rubles (approximately $735.5 million) for a period from 1 to 4 years, Bravo Premium signed a guarantee line agreement with multiple banks pursuant to which it was provided with a guarantee limit of 820.0 million Russian rubles (approximately $26.5 million) for a period from 1 to 2 years and Whitehall has in place a guarantee line agreement with multiple banks pursuant to which it was provided with a guarantee limit of 1.2 billion Russian rubles (approximately $37.5 million) as insurance against the illegal usage of excise stamps.

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

As of September 30, 2012, the Company has bank guarantees related to customs duties on imported goods in Poland of 4.4 million Polish zlotys (approximately $1.4 million).

Operating Leases and Rent Commitments

The Company makes rental payments for real estate, vehicles, office, computer, and manufacturing equipment under operating leases. The following is a schedule by years of the future rental payments under the non-cancelable operating lease as of September 30, 2012:

2012	$2,918
2013	9,130
2014	8,722
2015	8,148
2016	5,536
Thereafter	2,976

Total	$37,430

During 2012, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital lease as of September 30, 2012 are as follows:

2012	$594
2013	593
2014	236

Gross payments due	$1,423
Less interest	(100)

Net payments due	$1,323

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

On October 24, 2011, a class action complaint titled Steamfitters Local 449 Pension Fund vs. Central European Distribution Corporation, et al., was filed in the United States District Court, District of New Jersey on behalf of a putative class of all purchasers of our common stock from August 5, 2010 through February 28, 2011 against us and certain of our officers. The complaint seeks unspecified money damages and alleges violations of federal securities law in connection with alleged materially false and misleading statements and/or omissions regarding our business, financial results and prospects in our public statements and public filings with the U.S. Securities & Exchange Commission for the second and third quarters of 2010, relating to declines in our vodka portfolio, our need to take an impairment charge relating to the deterioration in fair value of certain of our brands in Poland and negative financial results from the launch of Żubrówka Biała. Subsequent to the above complaint, a second, substantially similar class action complaint titled Tim Schuler v. Central European Distribution Corporation, et al., was filed in the same court. By court orders dated August 22, 2012, the Steamfitters action and the Schuler action were consolidated and are now proceeding in the District of New Jersey under the caption In re Central European Distribution Corp. Securities Litigation.

On June 8, 2012, a purported securities fraud class action titled Grodko v. Central European Distribution Corporation, et al., was filed against the Company in the United States District Court for the Southern District of New York. The plaintiff in the lawsuit, who is suing purportedly on behalf of a class of all purchasers of the Company’s common stock between March 1, 2010 and June 4, 2012, alleges that the Company made false and/or misleading statements related to and/or failed to disclose that (1) the Company’s reported net sales in the years ended December 31, 2010 and 2011 were materially inflated; (2) as a result of a failure to account for retroactive trade rebates provided to the customers of Russian Alcohol, the Company anticipates restating its reported consolidated net sales, operating profit and related accounts for these periods; and (3) as a result of the foregoing, the Company’s statements were materially false and misleading at all relevant times. On August 7, 2012 a second, substantially similar class action complaint titled Puerto Rico System of Annuities and Pension for Teachers v. Central European Distribution Corporation, et al., was filed in the same court. By court orders dated September 4, 2012, the Grodko action and the Puerto Rico System of Annuities and Pension for Teachers action were transferred to the United States District Court for the District of New Jersey, where the actions have been consolidated with the prior-pending cases in New Jersey, described above, and are proceeding under the caption In re Central European Distribution Corp. Securities Litigation. Objections by certain plaintiffs to the consolidation of these actions are pending.

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

As noted in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011, filed with the SEC on October 5, 2012, the Audit Committee, through its counsel, voluntarily notified the SEC of its internal investigation regarding the Company’s retroactive trade rebates, trade marketing refunds and related accounting issues. The Company has subsequently been contacted by the Fraud Division of the Criminal Division of the US Department of Justice (“DOJ”) regarding the disclosure in the Form 10-K/A for the year ended December 31, 2011, filed with the SEC on October 5, 2012 that there has been a breach of the books and records provisions of the Foreign Corrupt Practices Act (“FCPA”) of the United States and potentially other breaches of the FCPA. The Company has been asked to provide information about these matters on a voluntary basis to the SEC and DOJ. The Company is fully cooperating with the SEC and DOJ. Any action by the SEC or DOJ could result in criminal or civil sanctions against the Company and/or certain of its current or former officers, directors or employees.

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

As of September 30, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The monetary assets represented by these financial instruments are primarily located in Poland, Hungary and Russia. Consequently, they are subject to currency translation risk when reporting in U.S. dollars. The fair values of the cash and cash equivalents, Convertible Senior Notes and Secured Senior Notes is determined based on quoted market prices in public markets and is categorized as Level 1. Fair value of Debt Security is determined based on the principal face value and accrued interest and is categorized as Level 3. Apart from assets held for sale, the Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2012.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring and nonrecurring basis (cash and cash equivalents as well as assets held for sale ) and fair values of financial assets accounted for at their carrying values (Convertible Senior Notes, Secured Senior Notes and Debt Security) as of September 30, 2012, and December 31, 2011.

		Assets at Fair Value Using
		Quoted Prices in Activated Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2012

Recurring items
Cash and cash equivalents	$102,713	$102,713	$0	$0
Convertible Senior Notes	$240,450	$240,450	$0	$0
Secured Senior Notes	$649,199	$649,199	$0	$0
Debt Security	$70,722	$0	$0	$70,722
Nonrecurring items
Assets held for sale	$675	$0	$0	$675

December 31, 2011
Recurring items
Cash and cash equivalents	$94,410	$94,410	$0	$0
Convertible Senior Notes	$248,000	$248,000	$0	$0
Secured Senior Notes	$702,700	$702,700	$0	$0
Nonrecurring items
Assets held for sale	$675	$0	$0	$675

The Company has other financial instruments, such as receivables, accounts payable, overdrafts, short term bank loans and other liabilities which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value approximate their fair values. The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of September 30, 2012.

17.	EFFECTS OF FOREIGN CURRENCY MOVEMENTS

Substantially all of the Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations and comprehensive income. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the statement of operations is by the movement of the average exchange rate used to restate the statement of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statements of operations relate only to realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint. Table below presents the exchange rates used for translation of our balance sheet and statement of operations and comprehensive income balances as of and for the three months ended September 30, 2012:

	Balance sheet rate as of September 30, 2012	Balance sheet rate as of December 31, 2011	Average rate for the three months ended September 30, 2012	Average rate for the three months ended September 30, 2011
PLN / US$	3.1780	3.4174	3.3107	2.9400
RUR / US$	30.9144	32.2092	31.9874	29.1667
HUF / US$	219.1724	240.6620	226.7603	194.7020

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$444 million	$4.4 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $557 million	$5.6 million gain/loss

18.	SUBSEQUENT EVENTS

In October 2012 Russian Alcohol signed new agreements with multiple banks, related to its bank guarantees. As a result of new agreements signed, guaranteed limit decreased by 1.2 billion Russian rubles ($39.9 million) to 21.5 billion Russian rubles ($695.6 million).

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

We urge you to read and carefully consider the items of this and other reports and documents that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect our future performance and the industry in which we operate, including the risk factors described in this report and in the Company’s Annual Report on Form 10-K/A filed with the SEC on October 5, 2012. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur as described, or at all.

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

Overview

The Company is one of the world’s largest vodka producers and Central and Eastern Europe’s largest integrated spirit beverages business with its primary operations in Poland, Russia and Hungary. In Poland, the Company was able to see year on year domestic sales volume and value growth for the quarter ending September 30, 2012 primarily due to the continued success of Żubrówka Biała and the higher margin flavored segment including Soplica. In Russia, although our sales volumes for the nine months were down by 8.4%, sales were flat in the third quarter, following the change of the management team in Russia. Nonetheless, Russia continues to be a challenging environment with excise taxes increasing by 18% in July 2012 (the second increase of the year) and overall difficult consumer market.

Significant factors affecting our consolidated results of operations

Effect of Exchange Rate and Interest Rate Fluctuations

Substantially all of Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the statement of operations is due to the movement of the average exchange rate used to restate the statements of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statements of operations relate only to realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint. The table below presents the exchange rates used for translation of our balance sheet and statement of operations balances as of and for the quarter ended September 30, 2012:

	Balance sheet rate as of September 30, 2012	Average rate for the three months ended September 30, 2012
PLN / US$	3.1780	3.3107
RUR / US$	30.9144	31.9874
HUF / US$	219.1724	226.7603

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$444 million	$4.4 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $557 million	$5.6 million gain/loss

Results of Operations:

Three months ended September 30, 2012 compared to three months ended September 30, 2011

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Three months ended September 30,
	2012	2011
Sales	$401,113	$432,942
Excise taxes	(209,782)	(223,304)

Net sales	191,331	209,638
Cost of goods sold	109,317	131,427

Gross profit	82,014	78,211

Selling, general and administrative expenses	66,835	61,710
Impairment charge	0	674,515

Operating income / (loss)	15,179	(658,014)

Non operating income / (expense), net
Interest income / (expense), net	(26,231)	(28,123)
Other financial income / (expense), net	58,490	(170,337)
Other non operating income / (expense), net	(5,883)	(10,683)

Income / (loss) before taxes and equity in net income from unconsolidated investments	41,555	(867,157)

Income tax expense	(5,786)	18,422

Net income / (loss) attributable to the company	35,769	(848,735)

Net income / (loss) from operations per share of common stock, basic	$0.46	$(11.71)
Net income / (loss) from operations per share of common stock, diluted	$0.44	$(11.71)
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	10,945	(215,010)

Comprehensive income / (loss) attributable to the company	$46,714	$(1,063,745)

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and imports, and value added tax. Total net sales decreased by approximately 8.7%, or $18.3 million, from $209.6 million for the three months ended September 30, 2011 to $191.3 million for the three months ended September 30, 2012. This decrease was driven by the impact of foreign exchange translation of $20.3 million partially offset by higher local currency sales revenue of $2.0 million.

	Segment Net Sales Three months ended September 30,
	2012	2011
Segment
Poland	$56,471	$58,234
Russia	128,895	143,623
Hungary	5,965	7,781

Total Net Sales	$191,331	$209,638

Sales for Poland decreased by $1.7 million from $58.2 million for the three months ended September 30, 2011 to $56.5 million for the three months ended September 30, 2012. This decrease was mainly a combination of a volume decrease of domestic vodkas of 2.5%, resulting in a net sales value increase of $4.8 million, offset by weaker Polish zloty against the U.S. dollar which accounted for approximately $6.5 million of sales in U.S. dollar terms. The Company continued to see strong demand for its Żubrówka Biała as well as higher margin flavored vodkas including Soplica.

Sales for Russia decreased by $14.7 million from $143.6 million for the three months ended September 30, 2011 to $128.9 million for the three months ended September 30, 2012. The sales decline in Russia resulted from the impact of foreign exchange translation of $12.7 million, higher value of export sales of $4.9 million due to the increased lower value sales to the Ukraine partially offset by domestic sales value decrease of $6.9 million. Domestic vodka sales volumes were flat for the quarter however improved pricing and lower trade spend resulted in sales value growth.

Sales for Hungary decreased by $1.8 million from $7.8 million for the three months ended September 30, 2011 to $6.0 million for the three months ended September 30, 2012, which resulted in a $0.7 million decrease in volumes on local currency terms, as well as a weaker Hungarian forint against the U.S. dollar which accounted for approximately $1.1 million of sales in U.S. dollar terms.

Gross Profit

Total gross profit increased by approximately 4.9%, or $3.8 million, to $82.0 million for the three months ended September 30, 2012, from $78.2 million for the three months ended September 30, 2011. Absolute gross margin increased, gross profit margins as a percentage of net sales increased by 5.6 percentage points from 37.3% to 42.9% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The improvement in gross margin percentage was driven by a number of factors including improved product and channel mix in Poland and price increases taken in Russia. Part of the improvement in pricing coming from the Russian market was offset by the year on year growth of spirit pricing which resulted in approximately $3.5 million of additional cost in the third quarter of 2012.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “SG&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses decreased by $669.4 million, from $736.2 million for the three months ended September 30, 2011 to $66.8 million for the three months ended September 30, 2012. This decrease was primarily driven by the impairment charges for Poland and Russia recorded as of September 30, 2011 of $674.5 million and $5.6 million decrease resulting from weaker local currencies against U.S. dollar, offset by additional costs related to the restatement of financial statements of $8.9 million and redundancy payments of $4.4 million.

The table below sets forth the items of operating expenses.

	Operating Expenses Three Months Ended September 30,
	2012	2011
SG&A	$59,800	$52,596
Marketing	4,756	6,472
Depreciation and amortization	2,279	2,642

Sub-total	66,835	61,710
Impairment charge	$0	$674,515
Total operating expense	$66,835	$736,225

SG&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. SG&A expenses increased by $7.2 million, from $52.6 million for the three months ended September 30, 2011 to $59.8 million for the three months ended September 30, 2012. The increase in SG&A expenses results primarily from additional legal costs incurred in the three months ended September 30, 2012 related to the restatement of financial statements of $8.9 million, $4.4 million of redundancy costs, offset by cost savings achieved on integration of businesses in Russia and Poland and effect of weaker local currencies against U.S. dollar.

Marketing expenses decreased by $1.7 million, from $6.5 million for the three months ended September 30, 2011 to $4.8 million for the three months ended September 30, 2012. Decrease mainly was as a result of postponed marketing activities to fourth quarter, 2012 in Russia.

Depreciation and amortization decreased by $0.3 million, from $2.6 million for the three months ended September 30, 2011 to $2.3 million for the three months ended September 30, 2012.

Operating Income

Total operating income increased by $673.2 million, from $658.0 million loss for the three months ended September 30, 2011 to $15.2 million profit for the three months ended September 30, 2012, primarily driven by impairment charge for the three months ended September 30, 2011 in Russia and Poland and offset by higher spirit costs in the Russian market. The table below summarizes the segmental split of operating profit.

	Operating Income/(Loss) Three months ended September 30,
	2012	2011
Segment
Poland before fair value adjustments	$11,905	$8,120
Impairment charge	0	(213,687)
Poland after fair value adjustments	11,905	(205,567)
Russia before fair value adjustments	19,634	9,167
Impairment charge	0	(460,828)
Russia after fair value adjustments	19,634	(451,661)
Hungary	987	1,446
Corporate Overhead
General corporate overhead	(17,017)	(1,570)
Option Expense	(330)	(662)

Total Operating Profit/(Loss)	$15,179	$(658,014)

Underlying operating income in Poland excluding fair value adjustments increased by approximately 46.9%, or $3.8 million, from $8.1 million for the three months ended September 30, 2011 to $11.9 million for the three months ended September 30, 2012. The operating income in Russia before fair value adjustment increased by $10.4 million from $9.2 million the three months ended September 30, 2011 to $19.6 million for the three months ended September 30, 2012. The changes in operating income in both of these segments were driven by all of the factors described above.

General corporate overheads increased by $15.4 million from $1.6 million for the three months ended September 30, 2011 to $17.0 million for the three months ended September 30, 2012. The increase mainly was driven by $9.8 million of additional costs related to restatement and $4.4 million of redundancy costs.

Non Operating Income and Expenses

Total interest expense decreased by approximately 6.8%, or $1.9 million, from $28.1 million for the three months ended September 30, 2011 to $26.2 million for the three months ended September 30, 2012. This decrease was primarily driven by the euro exchange rate as compared to the Polish zloty.

The Company recognized $58.5 million of non-cash unrealized foreign exchange rate gain in the three months ended September 30, 2012, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities by $62.1 million, as compared to $170.3 million of loss in the three months ended September 30, 2011. During three months ended September 30, 2012, the Company recognized $0.6 million gain on debt extinguishment related to repurchased part of Convertible Senior Notes due 2013.

Total other non-operating expenses decreased by $4.8 million, from a loss of $10.7 million for the three months ended September 30, 2011 to a loss of $5.9 million for the three months ended September 30, 2012.

	Three months ended September 30,
	2012	2011
Write-off assets held for sale	0	(7,355)
Factoring costs and bank fees	(2,781)	(1,651)
Bank waiver costs	(1,867)	0
Other gains / (losses)	(1,235)	(1,677)

Total other non operating income / (expense), net	$(5,883)	$(10,683)

Income Tax

Our effective tax rate for the three months ended September 30, 2012 was 13.9% as compared to an average blended statutory rate of 21%. The difference between the statutory and effective tax rates was due primarily to permanent tax differences related to valuation allowances recorded against tax loss carry forwards that the Company believes will not be utilized in the future.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Nine months ended September 30,
	2012	2011
Sales	$1,125,619	$1,176,861
Excise taxes	(601,098)	(630,513)
Net sales	524,521	546,348
Cost of goods sold	312,055	340,820

Gross profit	212,466	205,528

Selling, general and administrative expenses	187,909	180,836
Gain on re-measurement of previously held equity interests	0	(7,898)
Impairment charge	0	674,515

Operating income / (loss)	24,557	(641,925)

Non operating income / (expense), net
Interest income / (expense), net	(78,139)	(83,336)
Other financial income / (expense), net	80,648	(120,807)
Other non operating income / (expense), net	(10,982)	(14,320)

Income / (loss) before income taxes and equity in net losses from unconsolidated investments	16,084	(860,388)

Income tax benefit / (expense)	(7,820)	14,232
Equity in net losses of affiliates	0	(7,946)

Net income / (loss) attributable to the company	$8,264	$(854,102)

Net income / (loss) from operations per share of common stock, basic	$0.11	$(11.85)
Net income / (loss) from operations per share of common stock, diluted	$0.10	$(11.85)
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(6,724)	(50,410)

Comprehensive income / (loss) attributable to the company	$1,540	$(904,512)

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and imports and value added tax. Total net sales decreased by approximately 4.0%, or $21.8 million, from $546.3 million for the nine months ended September 30, 2011 to $524.5 million for the nine months ended September 30, 2012.

The decrease was driven by the impact of foreign exchange translation of $53.4 million and lower local currency sales value of $26.1 million. Decrease was partially offset by the consolidation of Whitehall only for eight months in 2011 comparing to full three quarters in 2012 of $6.5 million, increase in export sales of $6.3 million and increase of $44.8 due to price mix. In Russia although sales volumes were lower, this was offset by improved pricing and lower trade marketing spend in the quarter.

Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Sales
	Nine months ended September 30,

	2012	2011

Segment
Poland	$159,778	$163,463
Russia	347,675	362,393
Hungary	17,068	20,492

Total Net Sales	$524,521	$546,348

Sales for Poland decreased by $3.7 million from $163.5 million for the nine months ended September 30, 2011 to $159.8 million for the nine months ended September 30, 2012. This decrease was driven mainly by a weaker Polish zloty against the U.S. dollar which accounted for approximately $21.6 million of sales in U.S. dollar terms offset by higher volume sales of $18.0 million. In 2012, the Company continued to see strong demand for its Żubrówka Biała, as well as higher margin flavored vodkas including Soplica.

Sales for Russia decreased by $14.7 million from $362.4 for the nine months ended September 30, 2011 to $347.7 for the nine months ended September 30, 2012. For the first half of the year sales for Russia remained stable and in the third quarter sales for Russia decreased by $14.7 million. This decline resulted from the impact of foreign exchange translation of $12.7 million, higher value of export sales of $4.9 million due to the increased lower value sales to the Ukraine partially offset by domestic sales value decrease of $6.9 million.

Sales for Hungary decreased by $3.4 million from $20.5 million for the nine months ended September 30, 2011 to $17.1 million for the nine months ended September 30, 2012 resulting primarily from weakening of the Hungarian forint against the U.S. dollar.

Gross Profit

Total gross profit increased by approximately 3.4%, or $7.0 million, to $212.5 million for the nine months ended September 30, 2012, from 205.5 million for the nine months ended September 30, 2011. Gross profit margins as a percentage of net sales increased by 2.9 percentage points from 37.6% to 40.5% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The improvement in gross margin percentage was driven by a number of factors including improved product and channel mix in Poland and price increases taken in Russia. Part of the improvement in pricing coming from the Russian market was offset by the year on year growth of spirit pricing which resulted in approximately $11.3 million of additional cost in the nine months period of 2012.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses decreased by approximately 77.8%, or $659.6 million, from $847.5 million for the nine months ended September 30, 2011 to $187.9 million for the nine months ended September 30, 2012. This change includes a one-time gain in the nine month period ended September 30, 2011, amounting to $7.9 million in operating income based on the remeasurement of previously held equity interests in Whitehall to fair value and $674.5 of impairment charge. For comparability of costs between periods, items of operating expenses excluding this fair value adjustment and impairment charge are shown separately in the table below. Operating expenses, excluding fair value adjustments and impairment charge as a percent of net sales increased from 33.1% for the nine months ended September 30, 2011 to 35.8% for the nine months ended September 30, 2012. Operating expenses, net of fair value adjustments and impairment charge increased by $7.1 million, from $180.8 million for the nine months ended September 30, 2011 to $187.9 million for the nine months ended September 30, 2012.

The table below sets forth the items of operating expenses.

	Operating Expenses Nine Months Ended September 30,
	2012	2011
S,G&A	$162,925	$156,025
Marketing	18,063	16,360
Depreciation and amortization	6,921	8,451

Sub-Total	187,909	180,836
Impairment charge	0	674,515
Fair value adjustments	0	(7,898)

Total operating expense	$187,909	$847,453

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A expenses increased by $6.9 million, from $156.0 million for the nine months ended September 30, 2011 to $162.9 million for the nine months ended September 30, 2012. The increase in SG&A is primarily due to the inclusion of full three quarters of the Whitehall Group in 2012 of $4.0 million, redundancy costs of $7.5 million, $13.5 million of additional legal costs incurred in the third quarter 2012 related to restatement of financial statements for 2010 and 2011 and additional bad debt provision in Russia of $3.2 million offset by impact of weaker local currencies against U.S. dollar.

Marketing expenses increased by $1.7 million, from $16.4 million for the nine months ended September 30, 2011 to $18.1 million for the nine months ended September 30, 2012 mainly due to higher marketing spending in Russia and Ukraine.

Depreciation and amortization decreased by $1.6 million, from $8.5 million for the nine months ended September 30, 2011 to $6.9 million for the nine months ended September 30, 2012.

Operating Income

Total operating income increased by approximately 103.8%, or $666.5 million, from $641.9 million loss for the nine months ended September 30, 2011 to $24.6 million income for the nine months ended September 30, 2012, which is primarily driven by impairment charge of $674.5 million charged in 2011. The table below summarizes the segmental split of operating profit.

	Operating Income Nine months ended September 30,
	2012	2011
Segment
Poland before fair value adjustments	$27,497	$21,155
Gain on remeasurement of previously held equity interests	0	7,898
Impairment charge	0	(213,687)

Poland after fair value adjustments	27,497	(184,634)
Russia before fair value adjustments	20,221	6,011
Impairment charge	0	(460,828)

Russia after fair value adjustments	20,221	(454,817)
Hungary	2,469	3,387
Corporate Overhead
General corporate overhead	(23,711)	(3,862)
Option Expense	(1,919)	(1,999)

Total Operating Income / (Loss)	$24,557	$(641,925)

Underlying operating income in Poland excluding fair value adjustments increased by approximately 29.7%, or $6.3 million, from $21.2 million for the nine months ended September 30, 2011 to $27.5 million for the nine months ended September 30, 2012. The operating income in Russia excluding fair value adjustments increased by $14.2 million from $6.0 million for the nine months ended September 30, 2011 to $20.2 million for the nine months ended September 30, 2012. The changes in operating income in both of these segments were driven by all of the factors described above.

General corporate overheads increased by $19.8 million, from $3.9 million for the nine months ended September 30, 2011 to $23.7 million for the nine months ended September 30, 2012. This increase mainly was driven by $12.6 million of additional costs related to restatement and $4.4 million of redundancy costs.

Non Operating Income and Expenses

Total interest expense decreased by approximately 6.2%, or $5.2 million, from $83.3 million for the nine months ended September 30, 2011 to $78.1 million for the nine months ended September 30, 2012. This decrease is mainly a result of the weaker euro as compared to the U.S. dollar, as a significant portion of the long-term borrowings are denominated in euro’s.

The Company recognized $80.6 million of unrealized foreign exchange rate gains in the nine months ended September 30, 2012, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $120.8 million of expense in the nine months ended September 30, 2011. These gains resulted mainly from the appreciation of the Polish zloty and Russian ruble against the U.S. dollar and euro. During the nine months ended September 30, 2012, the Company recognized $1.9 million gain on debt extinguishment related to repurchased part of Convertible Senior Notes due 2013.

Total other non operating expenses decreased by $3.3 million, from $14.3 million for the nine months ended September 30, 2011 to $11.0 million for the nine months ended September 30, 2012. This decrease is mainly a result of write-off of assets held for sale in 2011, which represent $7.4 million of the decrease. The decrease was offset by higher costs related to factoring of receivables in 2012, which represent $6.5 million of expense for the nine months ended September 30, 2012 comparing to $3.7 million for the nine months ended September 30, 2011

	Nine months ended September 30,
	2012	2011
Write-off assets held for sale	0	(7,355)
Factoring costs and bank fees	(6,501)	(3,662)
Bank waiver costs	(1,867)	0
Other gains / (losses)	(2,614)	(3,303)

Total other non operating income / (expense), net	$(10,982)	$(14,320)

Income Tax

Our effective tax rate for the nine months ended September 30, 2012 was 48.6% as compared to an average blended statutory rate of 21%. The difference between the statutory and effective tax rates was due primarily to permanent tax differences related to valuation allowances recorded against tax loss carry forwards that the Company believes will not be utilized in the future.

Equity in Net Earnings

Equity in net losses for the nine months ended September 30, 2011 include the Company’s proportional share of net income from its investment in the Moet Hennessey Russia Joint Venture for the period from January 1, 2011 to March 30, 2011 and Whitehall for the period from January 1, 2011 to February 7, 2011.

Statement of Liquidity and Capital Resources

During the nine months ended September 30, 2011, the Company’s primary sources of liquidity were cash flows generated from operations. The Company’s primary uses of cash were to fund its working capital requirements, service indebtedness and finance capital expenditures. The following table sets forth selected information concerning the Company’s consolidated cash flow during the periods indicated.

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash flow from operating activities	$(68,998)	$46,396
Cash flow from investing activities	$(7,636)	$(47,713)
Cash flow from financing activities	$81,141	$(1,827)

Management views and performs analysis of financial and non financial performance indicators of the business by segments that are split by countries. The extensive analysis of indicators such as sales value in local currencies, gross margin and operating expenses by segment is included in the MD&A section of this Form 10-Q.

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Overall cash flow from operating activities decreased from cash generation of $46.4 million for the nine months ended September 30, 2011 to cash utilization of $69.0 million for the nine months ended September 30, 2012. The primary factors contributing to this lower cash generation in 2012 are due to the fact that in the first quarter of 2011, the Company entered into factoring arrangements in Poland for the first time which resulted in higher cash collection during this quarter. In 2011, the Polish operations received the cash inflow from the peak Q4 2010 sales as well as the cash from the factored receivables of the quarter, resulting in a one-off benefit in cash flow for the period. During the same period in 2012, the Polish operations only received the normal factored cash flow from the first quarter of 2012.

Overall working capital movements of accounts receivable, inventory and accounts payable resulted in cash outflow approximately $15.6 million of cash during the nine months ended September 30, 2012. Days sales outstanding (“DSO”) as of September 30, 2012 amounted to 39 days as compared to 44 days as of September 30, 2011. The number of days in inventory as of September 30, 2012 amounted to 135 days as compared to 85 days as of September 30, 2011. In addition, the ratio of our current assets to current liabilities, net of inventories, was 0.58 as of September 30, 2012 as compared to 1.54 as of September 30, 2011.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire subsidiaries and fixed assets. Net cash outflow for the nine months ended September 30, 2012 was $7.6 million as compared to $47.7 million for the nine months ended September 30, 2011.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities. Net cash inflow in financing activities was $81.1 million for the nine months ended September 30, 2012 as compared to an outflow of $1.8 million for the nine months ended September 30, 2011. The primary inflow in the nine months ended September 30, 2012 was $100 million of cash invested by Roust Trading Limited and its affiliates offset by cash used for repayment of part of Convertible Senior Notes and loans by the Company.

Changes in working capital as recorded in Condensed Consolidated Balance Sheet

Inventories increased by $ 42.4 million, from $117.7 million as of December 31, 2011 to $160.1 million as of September 30, 2012. This results from the normal course of the business as inventory is always build up in the third quarter of the year in order to prepare for coming season of the highest sale.

Trade accounts payable decreased by $66.1 million, from $144.8 million as of December 31, 2011 to $78.7 million as of September 30, 2012. The change results from the seasonality in the Company’s business. The Company has the highest turnover in the fourth quarter of the year. Inventory is build up during the third quarter and sold in the fourth and resulting accounts payable are paid during following months. Additionally in December, 2011 one of the Russian subsidiaries of the Company realized a one-off distribution contract. Trade accounts payable resulting from this contract of 768.8 million Russian rubles (approx. $23.4 million) were settled after year end.

Accounts receivable, net of allowance for doubtful debts, decreased by $190.1 million from $410.9 million as of December 31, 2011 to $220.8 million as of September 30, 2012. A decrease results from the fact that in the fourth quarter of the year the Company generates the highest turnover and significant part of payments is collected in the following year.

The Company’s Future Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As discussed further in Note 6, certain credit and factoring facilities are coming due in fourth quarter of 2012, which the Company expects to renew. Furthermore, our Convertible Senior Notes (the “Convertible Notes”) are due on March 15, 2013. Our current cash on hand, estimated cash from operations and available credit facilities will not be sufficient to make the repayment of principal on the Convertible Notes and, unless the transaction with Russian Standard Corporation, described in Note 3, is completed the Company may default on them. The Company’s cash flow forecasts include the assumption that certain credit and factoring facilities that are coming due in fourth quarter of 2012 will be renewed to manage working capital needs. Moreover, the Company had a net loss and significant impairment charges in 2011 and current liabilities exceed current assets at September 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Russian Standard transaction is subject to certain risks, including shareholder approval which may not be obtained. The Company’s board of directors, along with senior management, continue to review the timing of the Company’s 2012 Annual Meeting of Stockholders (the “AGM”) and expects to hold the AGM as soon as practicable. We believe that if the transaction is completed as scheduled, the Convertible Notes will be repaid by their maturity date which would substantially reduce doubts about the Company’s ability to continue as a going concern. Under the terms of the Indenture for our Senior Secured Notes due 2016, we expect that any indebtedness we incur in exchange for, or to redeem or refinance, all or a portion of the Convertible Notes will be required to be incurred as permitted refinancing indebtedness (a term defined in the Indenture); as a result, the terms of the indenture may limit our ability to enter into agreements that contain limitations on dividends (and certain payments having similar effects) payable to the Company (or its subsidiaries) by its subsidiaries. Any failure to pay the Convertible Notes would also be an event of default under our Senior Secured Notes due 2016 and the terms of our other indebtedness. Such events would jeopardize our ability to continue as a going concern. Notwithstanding the foregoing, we believe that cash on hand, cash from operations and available credit facilities will be sufficient to fund our anticipated cash requirements for working capital purposes and normal capital expenditures, and that we will remain in compliance with the financial covenants contained in our debt agreements, for at least the next twelve months. The Company’s cash flow forecasts used in making this determination include the assumption that certain credit and factoring facilities that are coming due in forth quarter of 2012 will be renewed to manage the Company’s working capital needs.

For additional information, see also “Risk Factors—Risks Relating to Our Indebtedness”—included in Item 8 of our Annual Report on Form 10-K/A filed with the SEC on October 5, 2012.

Financing Arrangements

Bank Facilities

As of September 30, 2012, the Company has outstanding liability of €22.5 million ($29.1 million) from the term loans from Alfa Bank and Zenith Bank drawn by Whitehall:

•

The loan agreement with Alfa Bank, dated July 22, 2008, matures on October 18, 2014. The credit limit under this agreement is €20.0 million ($25.9 million). The loan as of September 30, 2012 consists of seven open tranches released between March 30, 2012 and September 26, 2012, and is repayable between September 30, 2012 and December 28, 2012. As of September 30, 2012, the Company had outstanding liability of €17 million ($22.0 million) from this term loan;

•

The loan agreement with Zenith Bank, dated March 29, 2011, matured on June 6, 2012. The original loan was repaid at maturity date. A new loan agreement was signed on August 16, 2012 with maturity April 25, 2014. The credit limit under this agreement is €10.0 million ($12.9 million). The loan was released in two tranches on August 16, 2012 and September 10, 2012. As of September 30, 2012, the Company had outstanding liability of €5.5 million ($7.1 million) from this term loan.

The aforementioned loans drawn by Whitehall are guaranteed by Whitehall companies. The both loans are secured by the Company’s inventory.

As of September 30, 2012, the Company has outstanding term loans of 2,371.4 million Russian rubles ($76.7 million) from MKB Bank, Unicredit, Alfabank and JSC Grand Invest Bank, all drawn by Russian Alcohol, as well as, an overdraft facility from Nomos-Bank and an overdraft facility from Sberbank drawn by Bravo Premium:

•

The loan agreement with MKB Bank, dated July 19, 2012, matures on February 25, 2013. This loan has no financial covenants that need to be met. As of September 30, 2012, the Company has outstanding liability of 1,000.0 million Russian rubles ($32.3 million) from this term loan;

•

The loan agreement with Alfabank, dated July 25, 2012, matures on December 31, 2012. This loan has no financial covenants that need to be met. As of September 30, 2012, the Company has outstanding liability of 560.0 million Russian rubles ($18.1 million) from this term loan;

•

The loan agreement with Unicredit, dated May 24, 2011, matures on November 25, 2012. This loan has no financial covenants and is secured by inventory of up to 720 million Russian rubles ($23.3 million) and guarantees given by companies of Russian Alcohol. As of September 30, 2012, the Company has outstanding liability of 600.0 million Russian rubles ($19.4 million) from this term loan;

•

The loan agreement with JSC Grand Invest Bank, dated November 25, 2011, matures on November 23, 2012. This loan has no financial covenants that need to be met. As of September 30, 2012, the Company has outstanding liability of 211.4 million Russian rubles ($6.8 million) from this term loan;

•

The overdraft agreement with Nomos-Bank, dated July 6, 2012, matures on December 29, 2012. The credit limit under this agreement is 500.0 million Russian rubles ($16.2 million). This loan has no collateral. As of September 30, 2012, the loan was utilized in the amount of 173.4 million Russian rubles ($5.6 million).

•

The overdraft agreement with Sberbank, dated February 6, 2012, matures on February 5, 2013. The credit limit under this agreement is 60.0 million Russian rubles ($1.9 million). This loan is secured by fixed assets. As of September 30, 2012, the loan was fully utilized.

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

In May 2012, the Company repurchased $36.6 million principal amount of Convertible Notes in four tranches for $35.3 million. Additionally, in July and September 2012, the Company repurchased $15.0 million and $0.5 million principal amount of Convertible Notes for $14.4 million and $0.46 million, respectively.

Senior Secured Notes due 2016

On December 2, 2009, the Company issued $380 million 9.125% Senior Secured Notes due 2016 and €380 million ($491.9 million) 8.875% Senior Secured Notes due 2016 (the “2016 Notes”) in an unregistered offering to institutional investors. The Company used a portion of the net proceeds from the 2016 Notes to redeem the Company’s outstanding 2012 Notes, having an aggregate principal amount of €245.4 million ($317.7 million) on January 4, 2010. The remainder of the net proceeds from the 2016 Notes was used to (i) purchase Lion Capital’s remaining equity interest in Russian Alcohol by exercising the Lion Option and the Co-Investor Option, pursuant to the terms and conditions of the Lion Option Agreement and the Co-Investor Option Agreement, respectively (ii) repay all amounts outstanding under Russian Alcohol credit facilities; and (iii) repay certain other indebtedness.

On December 9, 2010, the Company issued an additional €50.0 million ($64.7 million) 8.875% Senior Secured Notes due 2016 (the “2016 Notes”) in an unregistered offering to institutional investors. The Company used the net proceeds from the additional 2016 Notes to repay its term loans and overdraft facilities with Bank Handlowy w Warszawie S.A and Bank Zachodni WBK S.A.

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

Senior notes due March 18, 2013 (“Debt Security”)

As described in Note 3 to the accompanying condensed consolidated financial statements, on May 7, 2012, the Company issued $70 million principal amount of senior notes due March 18, 2013, bearing an interest rate of 3.00% to JSC Russian Standard Bank, an affiliate of Russian Standard Corporation. Pursuant to the Amended SPA, as described in Note 3 to the accompanying condensed consolidated financial statements, upon approval of the Company’s shareholders, and after the satisfaction of certain other conditions including the receipt of certain Polish regulatory waivers, Roust Trading will purchase such number of shares of common stock at a purchase price of $5.25 per share sufficient to repay the then-outstanding principal amount of the Debt Security, totaling approximately 13.3 million shares of common stock and sell to the Company the entire principal amount of the Debt Security. In addition, interest payable on the Debt Security prior to the Second Closing may, at the option of Roust Trading and after the Second Closing, be effectively paid in shares of common stock at a price $3.44 per share of common stock. Pursuant to the Amended SPA, the final maturity date for the Debt Security will be extended to July 31, 2016.

Effects of Inflation and Foreign Currency Movements

Inflation in Poland is projected at 3.8% for 2012, compared to actual inflation of 4.6% in 2011. In Russia, Hungary and Ukraine, inflation for 2012 is projected at 5.2%, 5.7% and 2.1% respectively, compared to actual inflation of 6.1%, 4.1% and 8.0% in 2011.

Substantially all of the Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the statement of operations is by the movement of the average exchange rate used to restate the statement of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statements of operations relate only to realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint. Table below presents the exchange rates used for translation of our balance sheet and statement of operations balances as of and for the quarter ended September 30, 2012:

	Balance sheet rate as of September 30, 2012	Average rate for the three months ended September 30, 2012
PLN / US$	3.1780	3.3107
RUR / US$	30.9144	31.9874
HUF / US$	219.1724	226.7603

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$444 million	$4.4 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $557 million	$5.6 million gain/loss

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

Exchange Rate	Value of notional amount	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$444 million	$4.4 million gain/loss
USD-Russian ruble	$264 million	$2.6 million gain/loss
EUR-Polish zloty	€430 million or approximately $557 million	$5.6 million gain/loss

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Since December 31, 2011, we have begun the restructuring of our corporate finance and reporting department in Poland and Russia to implement more effective internal controls over financial reporting. However, our evaluation has disclosed material weaknesses still exist in our internal control over financial reporting as noted in Management’s Assessment on Internal Control over Financial Reporting located in Item 9A, Financial Statements and Supplementary Data, of our restated 2011 Annual Report on Form 10-K/A filed with the SEC on October 5, 2012.

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

There has been no material change in internal control over financial reporting in the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In response to the identified material weaknesses in our internal control over financial reporting, we are in the process of implementing the remediation steps listed in Item 9A of our Form 10-K/A for the year ended December 31, 2011, filed with the SEC on October 5, 2012.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

Please refer to Note 15 of the accompanying Condensed Consolidated Financial Statements attached herein for a discussion of certain legal proceedings.

Item 1A.	Risk Factors.

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011, filed with the SEC on October 5, 2012.

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010 and incorporated herein by reference).

3.2*	Amended and Restated Bylaws.

10.65*	Employment Agreement dated July 9, 2012 between Central European Distribution Corporation and David Bailey.

10.66*	Separation Agreement dated September 14, 2012 between Central European Distribution Corporation and Christopher Biedermann.

31.1*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from Central European Distribution Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

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