Form 10-K
period 2012-12-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2013-06-18
CIK 1046880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Not Applicable

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

There is no public market for the Company’s Common Stock. As of June 5, 2013, the Company had 10,000 shares of Common Stock outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Central European Distribution Corporation (“we”, ”us”, ”our,” or the “Company”) is restating its historical financial statements for the year ended December 31, 2011 and the year ended December 31, 2010, filed with the United States Securities and Exchange Commission (the “SEC”) on October 5, 2012 (the “Original Filing”). The Company is presenting this restatement in its 2012 Annual Report on Form 10-K.

On May 9, 2013, the senior management of the Company following consultation with the audit committee and the board of directors of the Company, concluded that the Company would restate its consolidated financial statements for the periods from and after October 1, 2010 (“Restatement Periods”) to correct accounting errors resulting from a failure to properly account for certain deferred tax assets and liabilities relating to the acquisition of the Russian Alcohol Group (“RAG”) in 2009. As a result, the Company’s consolidated financial statements for the Restatement Periods should no longer be relied upon. The restatement does not have any impact on previously reported operating income or loss or cash flows reported for any of the periods covered.

As previously announced, the Company changed its senior management during January 2013, including the appointment of a new Chief Executive Officer and Chief Financial Officer of the Company. Following these changes, the Company’s new officers continued and completed a thorough review of the Company’s business operations, internal controls and financial statement consolidation procedures, which had started in the fourth quarter of 2012. Through the process of reviewing the Company’s financial statement consolidation procedures and during the preparation of the consolidated financial statements, certain errors were identified relating to the recognition of deferred tax assets and liabilities relating to the acquisition of RAG in the fourth quarter of 2009.

During the Restatement Periods, the Company erroneously recognized a deferred tax asset relating to certain transaction costs incurred by the Company on behalf of its subsidiary in the acquisition of RAG, based on the assumption that the costs were temporary differences and that the related deferred tax asset would be realized in the future. The costs represent a difference in the accounting and tax basis of the Company in the subsidiaries (an “outside basis difference”). Because the recognition criteria for a deferred tax asset relating to such differences were not met, the deferred tax asset should not have been recognized.

Furthermore, during the Restatement Periods, the Company recognized a deferred tax liability related to a gain on the re-measurement of a previously held interest in RAG, based on the assumption that related income tax would be payable in the future. However, the recognition did not consider the fact that the ownership of RAG was structured in such a way that this gain could be recovered tax free. As a result the deferred tax liability should not have been recognized.

The aggregate effect of the adjustments identified resulted in a reduction of the Company’s consolidated net income by $2.2 million, $12.9 million and $8.0 million for the years ended December 31, 2011, 2010, and 2009 respectively. The Company concluded that there is no material effect of the adjustments on the periods prior to September 30, 2010. The adjustments do not have any impact on previously reported operating income or loss or cash flows reported during any of the periods covered.

In addition to the adjustments described above the Company identified certain presentation errors. As of December 31, 2011, a $4.2 million deferred tax liability calculated on retained earnings of certain subsidiaries was erroneously decreasing the deferred tax asset instead of being presented as a liability. This presentation error was also repeated in the first, second and third quarter of 2012 and amounted to $2.9 million, $2.5 million and $2.5 million respectively. As of December 31, 2010 a $29.3 million valuation allowance which related to the deferred tax asset on net operating losses (“NOL”) was presented as a decrease of a long term deferred tax asset instead of a short term deferred tax asset. This presentation error was also repeated in the first, second and third quarter of 2011 and amounted to $30.7 million, $31.5 million and $10.6 million respectively.

For a more detailed description of the Restatement, see Note 2 “Restatement of consolidated financial statements”, to the accompanying consolidated financial statements.

The Company believes that a thorough review of the Company’s financial statement consolidation procedures was a key and necessary step in addressing the material weaknesses in its internal control over financial reporting previously disclosed in the Company’s 2011 Annual Report on Form 10-K/A, and the Company’s new management team is working diligently to change the control environment and strengthen the Company’s internal control system over financial reporting.

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

•	statements about the expected level of the Company’s costs and operating expenses relative to its revenues, and about the expected composition of its revenues;

•	information about the impact of governmental regulations on the Company’s businesses;

•	statements about local and global credit markets, currency exchange rates and economic conditions;

•	other statements about the Company’s plans, objectives, expectations and intentions, including with respect to its credit facilities and other outstanding indebtedness; and

•	other statements that are not historical facts.

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

We urge you to read and carefully consider the items of this and other reports and documents that we have filed with or furnished to the Securities and Exchange Commission (“SEC”) for a more complete discussion of the factors and risks that could affect our future performance and the industry in which we operate, including the risk factors described in this Annual Report on Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur as described, or at all.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks the Company describes in the reports it files from time to time with the SEC.

In this Form 10-K and any amendment or supplement hereto, unless otherwise indicated, the terms “CEDC”, the “Company”, “we”, “us”, and “our” refer and relate to Central European Distribution Corporation, a Delaware corporation, and, where appropriate, its subsidiaries.

PART I

Item 1.	Business

Central European Distribution Corporation (“CEDC”), a Delaware corporation incorporated on September 4, 1997, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. We are one of the largest producers of vodka in the world and are Central and Eastern Europe’s largest integrated spirit beverages business, measured by total volume, with approximately 29.9 million nine-liter cases produced and sold in 2012. Our business primarily involves the production and sale of our own spirit brands (principally vodka), and the importation on an exclusive basis of a wide variety of spirits, wines and beers. Our primary operations are conducted in Poland and Russia and we also have operations in Hungary and Ukraine. CEDC has a total work force of approximately 4,100 employees.

In Poland, we are one of the largest vodka producers with a brand portfolio that includes Absolwent, Żubrówka, Żubrówka Biała, Soplica, Bols and Palace brands, each of which we produce at our Polish distilleries. Soplica, which we relaunched at the end of 2011 and extended the line with new flavor brands, was one of the fastest growing brands in our portfolio in Poland with flavor brands doubling its sales on the Polish market during 2012. We produce and sell vodkas primarily in three vodka sectors: premium, mainstream and economy. One of our vodkas we produce in Poland is Royal, which was the top-selling vodka in Hungary during 2012 according to trade statistics.

In Russia, the world’s largest vodka market, trade statistics for 2012 show that we were the largest vodka producer in the country, that our Green Mark brand was the top-selling mainstream vodka in the country and that our Talka, Parliament and Zhuravli brands were among top-selling sub-premium vodkas in the country.

Our brands in Poland and Russia are well-represented in all vodka sectors. Our production capacity in both countries gives us the ability to introduce new brands to both markets. The best recent examples from Poland are Żubrówka Biała, which we introduced in November of 2010, Soplica Pigwowa introduced in 2011 and Żubrówka Palona launched in 2012. In Russia we introduced Talka in July of 2011 and Parliament Honey & Pepper in 2012. We believe our ability to introduce new brands to market in an ever changing economic and consumer preference environment gives us a distinct advantage over most of our competitors.

For the year ended December 31, 2012, our Polish and Russian operations accounted for 29.1% and 67.5% of our revenues respectively and, excluding impairment and certain unallocated corporate charges, 40.7% and 53.8% of our operating profit, respectively.

We are a leading importer of spirits and wines in Poland, Russia and Hungary, and we generally seek to develop a complete portfolio of premium imported wines and spirits in each of the markets we serve. In Poland we maintain exclusive import contracts for a number of internationally recognized brands, including Jim Beam Bourbon, Grant’s Whisky, Campari, Jägermeister, Remy Martin Cognac, Corona, Budweiser (Budvar), E&J Gallo wines, Carlo Rossi wines, Metaxa Brandy, Sierra Tequila, Teacher’s Whisky, Cinzano, Old Smuggler, and Concha y Toro wines. In Russia our import portfolio includes E&J Gallo wines, Concha y Toro wines, Paul Masson wines, Jose Cuervo tequila, Great Valley brandy, Label 5 and Glen Clyde whiskies among others. In Russia we are also producing ready-to-drink alcoholic beverages: Elle, gin-based Bravo Classic, and wine-based Amore.

In addition to our operations in Poland, Russia, and Hungary we have a sales office in Ukraine and distribution agreements for our vodka brands in a number of key export markets including the United Kingdom, Ukraine, the Baltics and the CIS for Green Mark, Zhuravli, Parliament and Żubrówka, the United States, Japan, the United Kingdom, France for Żubrówka and many other Western European countries. In 2012, exports represented 4.2% of our sales by value.

Reorganization and Emergence from Chapter 11

Chapter 11 Filing

On April 7, 2013, CEDC and its subsidiaries CEDC Finance Corporation International, Inc. and CEDC Finance Corporation, LLC (together with CEDC, the “Debtors”) filed voluntary petitions for reorganization (the “Chapter 11 Cases”) under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to effectuate the Debtors’ prepackaged Chapter 11 Plan of Reorganization described below. The Chapter 11 Cases were jointly administered under the caption “In re: Central European Distribution Corporation, et al.” Case No. 13-10738. The Plan of Reorganization was confirmed by the Bankruptcy Court on May 13, 2013. The Effective Date of the Plan was June 5, 2013.

The Company believes that this successful restructuring will improve its financial strength and flexibility and enable it to focus on maximizing the value of its strong brands and market position. The Chapter 11 Cases and the Plan of Reorganization, which were approved by the Bankruptcy Court, eliminated approximately $665.2 million in debt from the Company’s balance sheet, did not involve the Company’s operating subsidiaries in Poland, Russia, Ukraine or Hungary and had no impact on their business operations. Operations in these countries are independently funded and continued to generate revenue during this process. All obligations to employees, vendors, credit support providers and government authorities were honored in the ordinary course without interruption.

Background to Chapter 11 Filing

Prior to filing the Chapter 11 Cases, the management of the Company, in consultation with the Board and with the assistance of financial and legal advisors, reviewed the Company’s alternatives in light of its financial obligations, in particular the Company’s 3.00% Convertible Senior Notes due 2013 (“2013 Notes”). The Board and the management of the Company evaluated all available alternatives and the Company and its advisors worked to further develop those alternatives to address the maturity of the 2013 Notes, including a strategic alliance with Mr. Roustam Tariko, other possible strategic investments, the sale of certain assets and an exchange for the 2013 Notes.

Following this work and in light of the impending maturity of the 2013 Notes, on February 25, 2013, the Company launched (i) exchange offers in respect of its 2013 Notes and CEDC Finance International, Inc.’s (“CEDC FinCo”) Senior Secured Notes due 2016 (the “2016 Notes”), (ii) a solicitation of consents to amendments to the indenture governing the 2016 Notes, and (iii) a solicitation of votes on a pre-packaged Chapter 11 Plan of Reorganization relating to the 2013 Notes and the 2016 Notes. These transactions were launched by the Company to begin a process of consensual restructuring of the Company’s obligations with the participation of Roust Trading Ltd. (“RTL”), a significant equity and debt holder in the Company, a Steering Committee of holders of approximately 30% of the outstanding principal amount of the 2016 Notes (the “2016 Steering Committee”) and beneficial owners holding an aggregate of approximately $85.7 million in outstanding principal amount of the 2013 Notes (the “2013 Steering Committee”), however none of RTL, the 2016 Steering Committee or the 2013 Steering Committee supported these transactions as launched by the Company. Following the launch of these transactions on February 25, 2013, these stakeholders continued to negotiate the terms of a mutually agreeable restructuring of the Company’s obligations.

On March 11, 2013, the Company announced amended terms to these exchange offers, and the consent and vote solicitations to reflect terms agreed to and supported by the Company, RTL and the 2016 Steering Committee. On March 19, 2013, the Company announced the termination of its exchange offer in respect of the 2013 Notes and continued to solicit votes from the holders of the 2013 Notes on an amended pre-packaged Chapter 11 plan of reorganization (the “Plan of Reorganization”) included in a supplement (the “Supplement”) filed by the Company with the SEC on Form 8-K on March 19, 2013, to the Restated Offering Memorandum Consent Solicitation Statement and Disclosure Statement filed with the SEC on March 11, 2013 (the “Offering Memorandum”). The exchange offer in respect of the 2016 Notes was also subsequently terminated. After extensive discussion with representatives of RTL, the 2016 Steering Committee and the 2013 Steering Committee and deliberation regarding the Company’s alternatives, the Board resolved unanimously to support the transactions described in the Offering Memorandum and Supplement (the “Restructuring Transactions”).

Voting on the Plan of Reorganization closed on April 4, 2013. According to the official vote tabulation prepared by CEDC’s voting and information agent, impaired creditors voted overwhelmingly to accept the Plan of Reorganization. In particular, approximately 95% of the 2013 Notes were voted. The Plan of Reorganization was accepted by 99.13% in number and 99.00% in amount of those 2013 Notes that were voted on the Plan of Reorganization. Approximately 95% of all 2016 Notes were voted, and of those, 97.26% in number and 97.34% in amount voted to accept the Plan of Reorganization.

On April 7, 2013, CEDC announced that the Debtors had received overwhelming support from creditors for the Restructuring Transactions and the CEDC Board of Directors resolved to implement the Restructuring Transactions through the prepackaged Plan of Reorganization. Accordingly, the Company filed the Chapter 11 Cases in the Bankruptcy Court in order to effectuate the Plan of Reorganization.

CEDC and CEDC FinCo also announced the successful completion of the consent solicitation conducted with respect to the indenture governing the 2016 Notes, as the requisite consents were obtained to approve the Covenant Amendments, the Collateral and Guarantee Amendments and the Bankruptcy Waiver Amendments, each as defined in the Amended and Restated Offering Memorandum, Consent Solicitation Statement and Disclosure Statement dated March 8, 2013. Approximately 95% of the 2016 Notes by principal amount voted to approve those waivers and amendments.

Finally, CEDC and CEDC FinCo announced the termination of the exchange offer for the 2016 Notes. The exchange offer failed to meet the minimum tender condition necessary for the consummation of the offer.

On May 13, 2013, the Bankruptcy Court entered an order confirming the Plan. The Effective Date of the Plan was June 5, 2013.

Description of the Plan of Reorganization

The Plan of Reorganization included the following:

•

RTL made a $172.0 million cash investment and exchanged the $50 million secured credit facility provided by RTL to CEDC (the “RTL Investment”) pursuant to the facility agreement dated March 1, 2013 (the “RTL Credit Facility”) for new shares of common stock of the Company, with the proceeds of the RTL Investment used to fund the cash consideration in the exchange offer for 2016 Notes described below;

•

all 2016 Notes were exchanged for (i) an aggregate principal amount of new Senior Secured Notes due 2018 (the “New Secured Notes”) equal to $450 million plus the aggregate interest accrued but unpaid on the outstanding 2016 Notes not accepted for tender in the reverse “Dutch Auction” available to 2016 Noteholders (as described in the Offering Memorandum) in accordance with their existing terms in respect of the period from March 16, 2013 to the earlier of June 1, 2013 and the date preceding the date of issuance of the New Secured Notes, (ii) $200 million aggregate principal amount of new 10% Convertible Junior Secured Notes due 2018 (the “New Convertible Secured Notes“ and, together with the New Secured Notes, the “New Notes”) and (iii) $172 million in cash (together, the “Exchange Offer”). This consideration afforded holders of 2016 Notes an estimated recovery of approximately 83.7%;

•

all 2013 Notes and the $20.0 million principal amount of CEDC Senior Notes due March 18, 2013 (the “RTL Notes”) were exchanged for their pro rata share (based upon the approximate $282.0 million sum of aggregate principal amount of 2013 Notes and the RTL Notes outstanding and accrued interest calculated through March 15, 2013) of $16.9 million in cash, which was also funded by RTL; and

•

in exchange for the RTL Investment and funding the cash distribution to 2013 Noteholders, RTL and its affiliates received new shares of common stock of the Company representing 100% of reorganized CEDC. All of the Company’s shares of common stock outstanding prior to the Effective Date of the Plan were cancelled.

In addition, RTL made an offer (i) outside the United States in “offshore transactions” in compliance with Regulation S under US Securities Act of 1933 (the “Securities Act”); and (ii) to “accredited investors” as defined under Regulation D of the Securities Act (“Accredited Investors”) to exchange (the “RTL Offer”), subject to certain conditions, 2013 Notes not held by RTL in exchange for an aggregate of $25.0 million in cash (the “Cash Payment”) and securities issued by RTL (the “RTL Offer Notes”). Each accepting holder assigned to RTL all of its rights under such 2013 Notes, including the right to its distribution under the Plan of Reorganization included in the Supplement.

Holders of 2013 Notes other than RTL who participated in the RTL Offer received an estimated recovery of 34.9%. Holders of 2013 Notes that did not participate in the RTL Offer received their proportionate share of $16.9 million in cash under the Plan of Reorganization (shared with the RTL Notes). Holders of 2013 Notes that participated in the RTL Offer did not receive a distribution from CEDC or its U.S. subsidiaries under the Plan of Reorganization.

Our Competitive Strengths as a Group

Leading Brand Portfolio in Poland, Russia and Hungary—In Poland, Russia and Hungary, we have a leading portfolio of domestic vodkas covering all key sectors. In addition to our domestic vodka portfolio we have a complementary import portfolio of leading import wines and spirits. This combined portfolio gives us a distinct advantage in the market by allowing us to provide a full spectrum portfolio of top domestic and import brands.

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

Solid platform for further expansion in the fragmented Russian spirits market—In 2012, we were the largest vodka producer in Russia, producing approximately 15 million nine-liter cases. Our large portfolio of alcoholic beverages consists of our own brands, including Green Mark, which for 2012 was the top-selling mainstream vodka brand in Russia, Parliament, Zhuravli and Talka, one of the top-selling sub-premium vodka brands in Russia and imported products. These vodka and import brands are supported by a combined sales force of approximately 2,100 people. We believe our combined size and the geographic coverage of our sales force enable us to benefit from the ongoing consolidation in the Russian spirits market. Furthermore, we believe we have the necessary infrastructure to introduce new brands to the market place in the segments where consumer demand is strongest.

Our sales force in Russia includes people allocated to Exclusive Sales Teams, or ESTs. ESTs are employed by distributors that carry our vodka products but focus exclusively on the merchandising, marketing and sale of our portfolio. Because spirits advertising is heavily regulated in Russia, we believe that this structure provides us with meaningful marketing benefits as it allows us to maintain direct relationships with retailers and to ensure that our products receive prominent shelf space. Distributors who employ our ESTs are solely compensated through a rebate on purchases of our vodka brands. This arrangement enables us to maintain an expansive and exclusive sales force covering almost all regions of Russia with limited associated fixed overhead costs.

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

Business Strategies

Capitalize on the Russian market consolidation—The Russian vodka market is currently fragmented, and we believe we will be able to take market share from smaller competitors in the near and long-term. We estimate that the top five vodka producers in Russia accounted for estimated 56% of the total market share in 2012 as compared to 26% estimated in 2006. We believe, based on our experience of consolidation trends in Poland, that the combined market share of the top five vodka producers in Russia could increase from 56% as the Russian market continues to consolidate. We intend to capitalize on our leading brand position, our breadth of portfolio, our ability to bring new brands to market and our expansive sales and distribution network to expand our market share in Russia.

Develop our portfolio of exclusive import brands—In addition to the development of our own brands, our strategy is to be the leading importer of wines and spirits in the markets where we operate. We have already developed an extensive wine and spirit import portfolio within Poland. In Russia, we intend to capitalize on the well-developed import platform and our sales and marketing strength by developing new import opportunities and capitalizing on the overall growth in imports. We also plan to utilize the platform we have developed in Ukraine for import wine, spirit and ready-to-drink alcoholic beverages opportunities.

Continue to focus on sales of our domestic and export brands and exclusive import brands—Within Poland we intend to continue our marketing efforts behind Żubrówka Bison Grass and Żubrówka Biała, as well as Żubrówka Palona launched in May 2012. We will also continue to develop extension for our other vodka brands such as Soplica which was repackaged with new flavors during 2012. We are also in the process of completing an extensive program to introduce new variant of Bols vodka and develop new packaging and flavors of Absolwent vodka in our core markets. Within Russia we concentrate our efforts in upcoming months on development of new flavors and restyling of our core brands such as Green Mark, Zhuravli, Talka, Parliament and Urozhay. Moreover our plans include introducing new brand of mainstream vodka and new mainstream brandy.

Develop export opportunities for our vodka brands—We also intend to seek new export opportunities for our vodka brands, such as Żubrówka Bison Grass, Green Mark, Soplica, Kauffman, Talka, Parliament and Royal vodka, through new export package launches and product extensions. During 2012 we continued to develop a new export structure within the group to leverage the portfolio strength of our brands to develop further export opportunities.

Industry Overview

Poland

The total value of the alcoholic beverage market in Poland (including beer, wine and spirits) was estimated to be approximately $8.8 billion in 2012. Total sales value of alcoholic beverages at current prices increased by approximately 6.0% from December 2011 to December 2012. Beer and vodka account for approximately 87% of the value of sales of all alcoholic beverages.

Spirits

We are one of the leading producers of vodka in Poland. We compete primarily with four other major spirit producers in Poland, most of which are privately-owned. The spirit market in Poland is dominated by the vodka market. Domestic vodka consumption dominates the Polish spirits market with over 90% market share, as Poland is the fourth largest market in the world for the consumption of vodka and one of the top 25 markets for total alcohol consumption worldwide. The Polish vodka market is divided into four segments based on quality and price (*):

•	Top premium and imported vodkas, with such brands as Finlandia, Absolut, Chopin;

•	Premium segment, with such brands as Bols Vodka, Sobieski, Wyborowa, Smirnoff, Maximus and Palace Vodka;

•	Mainstream segment, with such brands as Absolwent, Batory, Złota Gorzka, Soplica, Żubrówka Bison Grass, Żubrówka Biała, Żołądkowa Gorzka, Krupnik, Luksusowa, Polska, Czysta de Luxe; and

•	Economy segment, with such brands as Starogardzka, Krakowska, Żytniówka, Boss, Niagara, Śląska, 1906, Z Czerwoną Kartką, and Ludowa.

(*)	Brands in bold face type are produced by the Company.

We produce vodka in key market segments and have our largest market share in the mainstream and premium segments. Though vodka brands compete against each other from segment to segment, the most competition is found within each segment. As we have a number of top-selling vodka brands in Poland, and have approximately a 23.2% market share measured by value, we are in a good position to compete effectively in all three segments.

In terms of value, the top premium and imported segment accounts for approximately 3.7% of total sales volume of vodka, while the premium segment accounts for approximately 11.3% of total sales volume. The mainstream segment, which is the largest, now represents 64.1% of total sales volume. Sales in the economy segment currently represent 20.7% of total sales volume.

Brown spirits

Whisky market in Poland has been growing dynamically over the last few years. Sales by volume increased in 2012 by 27.1% as compared to 2011. With our brands such as Grant’s, Tullamore Dew and Jim Beam bourbon we have 12.3% share by volume in the whisky market. We aim to have 13.4% by the end of 2013. Our plans include intensifying marketing and promotional activities for Grant’s and introducing new brands from Beam portfolio .

Wine

The Polish wine market, which grew to an estimated 110 million liters in 2012, is represented primarily by two categories: table wines, which account for 2.2% of the total alcohol market, and sparkling wines, which account for 0.6% of the total alcohol market. As Poland has almost no local wine production, the wine market has traditionally been dominated by imports, with lower priced Bulgarian wines representing the bulk of sales. We believe that there is space for category growth in long term perspective, as average wine consumption per capita in Poland is only 2.7 liters per year. In 2012, our exclusive agency brand, Carlo Rossi, continued to be the number one selling wine in Poland by value with 9.3% market share in table wine market. For 2013 we plan further portfolio line extension and development of Carlo Rossi Sweet Red, introduced in 2012.

Moreover, we believe that consumer preference is trending towards higher priced table wines. Premium and super premium wine category grew by 17% by volume over last 5 years. The best-selling wines in Poland previously retailed for under $3 per bottle. Currently, the best-selling wines retail in the $3-$6 range.

Beer

Sales of beer remained stable in volume in 2012 but still account for 51% of the total sales value of alcoholic beverages in Poland. Three major international producers, Heineken, SAB Miller and Carlsberg, control 82% of the market through their local brands.

Russia

Russia, with its official production of approximately 1,064 million liters of vodka in 2012, is by far the largest vodka market worldwide. The Russian vodka market is fragmented with, in our estimation, the top five producers having a combined volume market share of approximately 54.3% in 2012. This number is up from 2006 when the top five producers only had an estimated 26% market share. Further sector consolidation has been ongoing in recent years, with the potential to continue in the near term despite the market being down approximately by 2.8% in 2012. We believe we are well-positioned to participate in the consolidation of the Russian vodka market in 2013 as we have the leading brands by volume and value in the mainstream and sub-premium categories together with a dedicated sales force and ESTs. In addition, the Russian government has put in place very restrictive policies on the advertising of spirits. We believe these policies make it difficult for any competitor to buy market share by out-spending its rivals.

We believe that a key factor that will impact the Russian vodka market will be the continued role of the Russian government in the form of further controls to reduce the black market as well as planned excise tax increases. On one hand the government has continued to develop policies to reduce the number of players who operate in the black market. This was evidenced in recent years through the overall industry re-licensing process which left a number of producers and distributors unable to operate as their licenses were not renewed. We believe a continuation of this policy will be to the benefit of the larger legitimate vodka producers in the market including our Russian operations. At the same time, the government has taken steps to increase excise taxes which in turn will increase the shelf price of vodka in the market. Compared to annual average historical increases of 9%-10% during the last five years, the indexation from 2012-2015 will be 100 rubles per liter of 100% spirit per year.

The Russian spirit market has also been impacted by higher spirit pricing, since the beginning of 2010, spirits prices in the market have increased by 115% which has impacted our production cost by $18.1 million in 2011 and $13.8 million in 2012. As the supply of spirit in Russia is generally controlled by a small number of producers and we purchase spirits primarily from a single source, we do not expect to see reductions in spirit pricing in the upcoming periods, and we may see further increases in spirit pricing. We cannot assure you that we will be able to offset the effects of higher spirit prices or excise taxes through price or volume increases or whether the recent declines in the vodka market will impact our ability to do so. We believe however, that producers who operate in higher priced segments of the markets will have less negative impact as a result of lower consumer demand from higher shelf prices as the excise tax is fixed per liter of spirit and thus the percent increase will impact higher priced brands less. Additionally, as the largest producer of vodka in Russia, we believe we have the purchasing power to obtain the most competitive spirit prices in the market. Therefore although prices may increase we believe that given our purchasing power we will have advantageous spirit pricing vis-à-vis some of our competitors. Our strategy over the last few years in Russia has been focused on the mainstream and sub-premium price points and we believe we have a well-placed vodka portfolio, together with higher priced import brands, to best weather these upcoming challenges.

Spirits

The Russian vodka market is generally divided into five segments based on quality and price: premium, sub-premium, mainstream, economy and cheap. The premium segment accounts for approximately 2.8% of total sales volume of vodka, while the sub-premium segment accounts for approximately 14.6% of total sales volume. The mainstream segment now represents 32.0% of total sales volume. Sales in the economy and cheap segment currently represent 50.3% of total sales volume. We believe that price increase due to excise increase in July 2012 forced the consumers to switch towards mainstream and sub-premium products.

Vodka represented about 90% of the total Russian spirits market in 2012. The vodka market decreased by approximately 2.8% in 2012 versus 2011, and we believe that the market will continue to see volume declines in the next few years. However as before, we believe the premiumization process should most benefit the mainstream and sub-premium brands, particularly in light of the planned excise tax increases and thus we would expect overall value in the market to grow. We believe we are well-positioned for this with the bestselling brands in both the sub-premium and mainstream sectors. In addition, with our current capacity and relatively little capitalization expense, we plan to introduce new brands to the market to capture sales in any sector that we believe will have the most dynamic growth potential.

The Russian vodka market is quite fragmented, with the top five producers only having an estimated 54.3% market share in 2012 as compared to an estimated 88.5% market share in Poland and an estimated 84.4% market share in Ukraine. We believe that the Russian market will experience trends similar to those experienced in the Polish market and will continue to see further consolidation of the market as the retail infrastructure further consolidates and develops and the effects of the economic crisis stabilize and diminish. We believe that this consolidation post crisis will increase significantly over the next 5 years.

Wine

Wine market in Russia is expected to remain stable during the years 2013-2014. Currently the fastest growing category in the Russian wine market is sparkling wine. In 2012, sparkling wine sales grew by 5.3% by volume and 17.9% by value terms, according to Gosstat. Despite the fact that domestic wines prevail on the market, the share of imported higher quality wines has been constantly growing. We believe we can benefit in the future from the growing Russian wine market through the import and distribution of high-value wines and the addition of new wines to our import and distribution portfolio in Russia. Through Whitehall, we import wines from Constellation and Concha y Toro among others.

Ready to Drink (RTD)

The ready to drink (or long drink) market in Russia consists of pre-mixed beverages with 9% or less alcohol content. The key segments of the market are gin-based drinks, alco-energy drinks and fruit-based drinks. Over the last few years, we have focused our portfolio away from lower margin PET packaging into higher margin trendy glass packaging. Our portfolio includes the gin-based Bravo Classic brand, which accounts for approximately 39% of our long drinks sales volume, and the higher end brands: wine-based Amore which continued to grow in 2012 to 43% of our sales volume and Elle which we plan to develop in 2013. As of year-end 2012, we held a 7.34% market share in the RTD category. We have focused over the last two years on improving the profitability of these products through a combination of more targeted selling and mix improvement. The long drinks business continues to show significant margin and operating profit improvement over prior years.

In 2012 the Government has implemented changes in the legislation for low alcohol content products affecting the market for RTD’s, including significant limitations on press advertising and ban on retail sales of RTD in particular regions in Russia. We believe we are well positioned to address these changes and where required move to a wine based RTD which will be allowed to be promoted in press. This is evidenced by a number of toll filling contracts we entered into at the end of 2012 for production of other parties’ brands due to the limited number of producers in the market who are positioned to address these regulatory changes.

Hungary

Spirits

The Hungarian spirit market is dominated primarily by fruit-based eau-de-vie, brown spirits and bitters. According to trade statistics, the most popular spirit drinks during 2012 were Royal Vodka, Unicum, Jägermeister, Kalinka Vodka, Hubertus liqueur, Futyulos fruit eau-de-vie, Ballantine’s, Jim Beam, Johnnie Walker, Finlandia and Metaxa. The current significant trends in the Hungarian spirit market are the overall decrease in total spirit consumption and a pronounced move by the consumer to branded VFM imported spirits and home-distilled spirits. Our Royal Vodka brand is the number one selling vodka in Hungary. In addition, Hungary is the fifth largest market in the world for sales of our exclusive agency brand, Jägermeister.

We believe that the total size of the spirit market in Hungary is approximately 59 million liters which has slightly declined in 2012 by approximately 0.5%. However, despite the decreasing total sales volume of spirits, we believe that the share of imported spirits, the segment in which we operate, is stable, while the consumption of local spirits is in decline. The increased share of imported spirits was a result of eliminated custom duty and the improving purchasing power since the European Union accession, as well as the continuous marketing and advertising activities of the imported spirit brands. Since the economic crisis hit the market, the increase of the share of imported spirits stopped.

The spirit market is split into two major segments in Hungary: local producers and importers. The local producers are primarily dealing with low-cost, mainstream or below, local products, as well as, with premium fruit-based spirits (Palinka). CEDC introduced in 2011 its own Palinka-like brand—EstiKornel—to participate in this important segment of the market. The import spirit market is more competitive and relatively fragmented. The major players are the market leader ZwackUnicumZrt (with an interest in both the local and import spirit segment), CEDC as the largest spirit importer, Duna Pro (Bacardi-Martini portfolio), Pernod Ricard Hungary, Heinemann and Coca-Cola (the distributor of Brown-Forman brands). Our advantage in Hungary is the combination of our wide portfolio which has the number one leading brands in the vodka, bitter and imported brandy categories, and our experienced sales and marketing team which offers premium service and builds strong brand equities.

Operating Segments

We operate and manage our business based upon three primary geographic segments: Poland, Russia and Hungary.

Segment revenue and profit information and additional financial data for our operating segments is provided in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 25 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplemental Data” of this Annual Report on Form 10-K.

Poland

We are one of the leading producers of vodka by value and volume in Poland. We own two production sites in Poland, one in Oborniki and one in Białystok. In the Oborniki distillery, we produce the Bols and Soplica vodka brands, among other spirit brands. In Białystok we produce Absolwent and Żubrówka Biała which have been two of the leading vodkas in Poland. Absolwent and Soplica have consistently been two of the top ten mainstream selling vodkas in Poland. Żubrówka Biała showed significant growth in 2012 and had a market share of 10.7% at the end of 2012. Our Żubrówka Bison Grass is exported out of Poland to many markets around the world, including France, United Kingdom and Japan. In 2012 we also introduced new flavor—Żubrówka Palona being unique alternative for flavor vodka and whiskey consumers, with no direct competitors.

We are the leading importer of spirits, wine and beer in Poland. We currently import on an exclusive basis approximately 40 leading brands of spirits, wine from over 30 producers and 2 brands of beer.

Brands

We sold approximately 11.2 million nine-liter cases of vodka, wine and spirits through our Polish business in 2012 including both our own produced vodka brands as well as our exclusive agency import brands.

Our mainstream vodkas are represented by the Absolwent, Soplica, Żubrówka Bison Grass and Żubrówka Biała brands among others. Of our brands, in 2012 Żubrówka Biała was the top selling brand with over 3.0 million nine-liter cases sold in 2012 together with Absolwent being one of the top-selling brands in Poland for over 8 years. Soplica clear and flavor has been a fixture in the mainstream category over the last several years. Successful launch of new flavor Soplica Pigwowa and Soplica Orzech Laskowy distinctive marketing campaign allowed us to increase its sales by 58% in volume. Our Żubrówka Bison Grass brand is the second best-selling flavored and colored vodka in Poland and is exported to markets around the world. In 2012, we sold approximately 143 thousand nine-liter cases of Żubrówka Bison Grass outside of Poland.

Bols vodka continues to be our best-selling premium vodka both in Poland and Hungary. For 2013 we plan to launch completely new variant of Bols which we believe will help us to rebuild brand quality perception and recruit new consumers.

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

Our exclusive import brands in Poland include the following:

LIQUEURS	WHITE SPIRITS	BROWN SPIRITS	VERMOUTH & BITTERS	WINE & CHAMPAGNES	BEER
Sambuca	Patron Tequila	Jim Beam	Cinzano	Miguel Torres	Budweiser-Budvar
Amaretto Florence	Tequila Sierra	Camus	Campari	Concha y Toro
Amaretto Venice	Cana Rio Cachaca	Remy Martin	Jaegermeister	Gallo	Corona
Cointreau	Gin Finsbury	Metaxa		Carlo Rossi
Passoa	Nostalgia Ouzo	Torres		B. P. Rothschild
Bols Liqueurs	Grappa Primavera	Teacher’s		Frescobaldi
	Tequila Sauza	Old Smuggler		Codorniu
	Rum Old Pascas	Grant’s		Piper Heidsieck
	Gin Hendricks	Glenfiddich		Penfolds
		Balvenie		Trivente
		Tullamore Dew		Rosemount
Trinity Oaks
Terra d’oro
M.Chapoutier
BoireManoux
Faustino
J.Moreau & Fils
Kressmann
Laroche

The following table illustrates the breakdown of our sales in Poland in the Year ended December 31, 2012, 2011 and 2010:

Volume Sales Mix by Product Category	2012	2011	2010
Domestic Vodka	75%	75%	73%
Vodka Export	5%	5%	3%
Imports Beer	6%	5%	7%
Wine	10%	10%	8%
Spirits other than vodka	3%	3%	5%
Other	1%	2%	4%

Total	100%	100%	100%

Export activities

We have a number of Polish and Russian brands that we believe have export potential. In the second half of 2012, we restructured our export operations to create one business unit offering a portfolio of Polish and Russian brands for export markets. We believe that this focus together with a strong core export portfolio will allow us to increase sales of our exports over the upcoming years.

During 2012, our core export brand from Poland, Żubrówka, which was primarily exported to the United Kingdom, France, and Japan, was also introduced to the Ukrainian market.

We are continuing to develop our third party private label export business in which we produce vodka to be sold under labels other than our own. Customers range from major retail chains in Europe to premium brand owners in the United States. For example, we currently produce Ultimat vodka (ultra-luxury vodka sold primarily in the United States) for Patron as well as other similar agreements.

Employees

As of December 31, 2012, we employed 880 individuals in Poland.

Polish labor laws require that certain benefits be provided to employees, such as a certain number of vacation days, maternity leave and retirement bonuses. The law also restricts us from terminating employees without cause and, in most instances, requires a severance payment of one to three months’ salary. Additionally, we are required to contribute monthly payments to the governmental health and pension system. Most of our employees are not unionized, and we have had no significant employee relations issues. In addition to the required Polish labor law requirements, we maintained an employee incentive stock option plan for key management and provide supplemental health insurance for qualified employees. The incentive stock option plan was terminated in June 2013 as a result of the Plan of Reorganization

Trademarks

With the acquisitions of Polish distilleries, we became the owners of vodka brand trademarks. The major trademarks we have acquired are: the Bols vodka brand (we have franchise rights to the Bols vodka brand in Poland, Russia and Hungary), the Soplica brand, Absolwent and Żubrówka brands. We also have the trademark for Royal Vodka which is produced in Poland and which we currently sell in Hungary through our Bols Hungary subsidiary. See “Risk Factors—We may not be able to protect our intellectual property rights.”

Russia

We are the leading integrated spirits beverages business in Russia with an approximate 14.7% market share by volume in vodka production. We produce Green Mark, the leading mainstream vodka in Russia and as well as the leading sub-premium vodkas in Russia, Parliament, Zhuravli and Talka. We also produce Yamskaya under contract manufacturing by Tartspiritprom, an economy vodka in Russia, and premixed alcohol drinks (or long drinks).

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

We also own Whitehall, which holds the exclusive rights to the import of such leading premium wine and spirit brands as Concha y Toro, Paul Masson, Robert Mondavi, DeKuyper, Jose Cuervo, Label 5 and Glen Clyde. In addition to these import activities, Whitehall has distribution centers in Moscow, Saint Petersburg, and Rostov as well as a wine and spirits retail network located in Moscow.

Brands

We produced and sold approximately 15.0 million nine-liter cases of vodka through our Russian business in 2012 in the main vodka segments in Russia: premium, sub-premium, mainstream, economy and cheap. In addition we produced and sold approximately 2.4 million nine-liter cases of long drinks.

In the mainstream segment we produce Green Mark, the leading mainstream vodka in Russia, as well as Talka, Zhuravli and Parliament which are among the leading sub-premium brands. In October of 2010, we introduced Black Sail brandy in 3, 4 and 5 star versions. In 2011 we introduced a new brand to the Russian market: Talka. Moreover, we launched 6 new variants of vodka, including new flavor Parliament Honey & Pepper.

Import Portfolio

We are one of the leading importers of wine and spirits in Russia. Whitehall, our main import company, has exclusive rights to import and distribute a number of brands of spirits and wines into Russia. Through Whitehall, we have one of the leading platforms for importing and distributing faster growing imported brown spirits and wines in Russia. Exclusively imported brands include the following:

SPIRITS	WINES
Cortel Brandy	Concha y Toro
DeKuyper	Robert Mondavi
Great Valley	Paul Masson
Jose Cuervo	Nobilo
Label 5	Trivento
PascualToso
Janneau
Kumala&Flagstone
Pere Magloire

Export activities

We are the leading exporter of vodka in Russia with our key export markets of Ukraine (where we have set up our own import and distribution company), the Baltics and other CIS countries. In January 2012 CEDC has signed an exclusive distribution agreement with First Drinks Brands, part of William Grant & Sons, on distribution of Green Mark, Żubrówka and Kauffman Vodka in the United Kingdom. The agreement will strengthen presence of CEDC brands in the UK market, as First Drinks Brands is the leading distributor on the market, with expertise in development of premium spirit brands, cooperating with both of trade and on trade segment.

Sales Organization and Distribution

In Russia, we have a strong sales team that sells directly to the key retail accounts and primarily relies on third-party distribution through wholesalers to reach the small to medium sized outlets. For sales of our vodka brands we also have ESTs that were introduced in 2006. We staff ESTs that currently cover the majority of Russia. The mission of these teams is to maintain direct relationships with retailers and ensure that the Company’s products are properly positioned on the shelf. Members of ESTs are generally on the distributors’ payrolls, which are indirectly remunerated by us via discounts granted to distributors. ESTs exclusively deal with our vodka products and currently control deliveries to approximately 45,000 points-of-sale (which is about 37% of all points-of-sale in Russia).

The following table illustrates the breakdown of our sales in Russia:

Volume Sales Mix by Product Category	2012	2011
Vodka domestic	69.0%	68.0%
Vodka export	13.0%	11.0%
Ready to drink products	12.0%	14.0%
Wine and spirits other than vodka	6.0%	7.0%

Total	100%	100%

Employees

As of December 31, 2012 we directly employed 3,138 individuals in Russia.

Trademarks

With the acquisition of Parliament and Russian Alcohol we became the owners of vodka brand trademarks in Russia. The main trademarks we have are Parliament, Green Mark and Zhuravli vodka brands. We also have trademarks with other brands we own in Russia. See “Risk Factors—We may not be able to protect our intellectual property rights.”

Hungary

Brands

In July of 2006, we acquired the trademark for Royal Vodka, which we produce in Poland and which we currently sell in Hungary through our Bols Hungary subsidiary. Royal Vodka is the number one selling vodka in Hungary with market share of approximately 50.9%.

Our exclusive import brands in Hungary include the following:

CEDC BRANDS	VERMOUTH & BITTERS	LIQUEURS	WHITE SPIRITS	BROWN SPIRITS
Bols Vodka	Campari	Jaegermeister	Jose Cuervo	Remy Martin

Żubrówka	Cinzano	Bols Liqueurs	Calvados Boulard	Metaxa

Royal Vodka		Cointreau		St Remy

		Carolans		Grant’s

		Galliano		Glenfiddich

		Irish Mist		Tullamore Dew

Old Smuggler

Sales Organization and Distribution

In Hungary, we employ approximately 23 sales people who cover primarily on-trade and key account customers throughout the country.

Employees

As of December 31, 2012, we employed 51 employees in Hungary including 49 persons employed on a full time basis.

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

We have several suppliers for each raw material in order to minimize the effect on our business if a supplier terminates its agreement with us or if disruption in the supply of raw materials occurs for any other reason. We have not experienced difficulty in satisfying our requirements with respect to any of the products needed for our spirit production and consider our sources of supply to be adequate at the present time. We do not believe that we are dependent on any one supplier in our production activities. In certain instances, primarily spirit in Russia, we purchase raw materials primarily from a single source which increases our risks for price increases and supply disruptions. See “Risk Factors—Reliance on single source suppliers could have a material adverse effect on our business and our financial results”.

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

On January 1, 2012, the Russian government increased excise taxes for spirits from 231 Ruble per liter of 100% spirit to 254 Ruble per liter of 100% spirit, a 10% increase. This was further increased to 300 Ruble per liter of 100% spirit on July 1, 2012, representing a total increase of 29.8% in excise during the year. The Russian government has drafted a proposal that this increase of 100 rubles per liter of 100% spirit will be at least repeated in January 2013 (400 Rubles per liter of 100% spirit), 2014 (500 Rubles per liter of 100% spirit) and 2015 (600 Rubles per liter of 100% spirit). This excise tax increase has also been matched by other government’s regulations imposed to curb the black market for spirits in Russia. Actions included the changing of the payment structure for excise taxes as well as requiring a bank guarantee for the excise value when purchasing spirits.

On January 1, 2013, the Russian government made two significant changes to laws that affect vodka sales. Firstly, sales in retail outlets was forbidden between the hours of 11pm and 8am. Secondly, the minimum shelf price of vodka increased from 125 Ruble per 0.5 liter bottle to 170 Ruble per 0.5 liter bottle, a 36% increase. This increase in one year was greater than the cumulative rise from years 2010-2012 and can be seen as a strong stance from the government in order to halve the vodka consumption by year 2020.

However, it should be noted that in Russia in 2012, vodka and liquor combined production increased by 13.0% and vodka and liquor retail sales increased by 0.9%. The RTD business is also impacted in 2012 by changes in the Russian government regulation which restrict the possibilities of advertising particular RTD products. As such, the Company plans to move to a wine based formulation for the majority of the RTD products which will be allowed to be advertised and sold in existing packaging formats.

We believe we are in material compliance with all applicable governmental laws and regulations in the countries in which we operate and expect all material governmental permits and consents to be renewed by the relevant governmental authorities upon expiration, other than was already disclosed in Restatement on Form 10-K/A filed on October 5, 2012. We believe that the administration and compliance costs with the applicable laws and regulations, and our liability thereunder, do not and are not expected to have a material adverse impact on our financial condition, results of operations or cash flows.

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

Environmental Matters

We are subject to a variety of laws and regulations relating to land use and environmental protection, including the Polish Environmental Protection Law of April 27, 2001 (Dz.U. 2006. 129.902, as amended), the Polish Waste Law of April 27, 2001 (Dz.U. 2001. 62.628 as amended), the Polish Water Management Law of April 18, 2001 (Dz.U.2005.239. 2019, as amended) and the Polish Act on Entrepreneurs’ obligations regarding the management of some types of waste and product charges of May 11, 2001 (Dz.U. 2001.63.639, as amended). We are not required to receive an integrated permit to operate our Białystok and Oborniki production plants. However, we receive certain permits for the economic use of the environment, including water permits, permits for production and storage of waste and permits for discharge of pollutants into the atmosphere. In addition, we have entered into certain agreements related to the servicing and disposal of our waste, including raw materials and products unsuitable for consumption or processing, paper, plastic, metal, glass and cardboard packaging, filtration materials (used water filter refills), used computer parts, unsegregated (mixed) residential waste, damaged thermometers and alcohol meters, used engine and transmission oils, batteries and other waste containing hazardous substances. In addition, we pay required environmental taxes and charges related primarily to packaging materials and fuel consumption and we believe we are in material compliance with our regulatory requirements in this regard. While we may be subject to possible costs, such as clean-up costs, fines and third-party claims for property damage or personal injury due to violations of or liabilities under environmental laws and regulations, we believe we are in material compliance with applicable requirements and are not aware of any material breaches of said laws and regulations.

Corporate Operations and Other

The Corporate Operations and Other division includes traditional corporate-related items including executive management, corporate finance, human resources, internal audit, investor relations, legal and public relations.

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

Excise taxes comprise significant portions of the price of alcohol and their calculations differ by country. In Poland and Russia, where our production takes place, the value of excise tax rates as at 31 December, 2012 amounted to PLN 49.6 ($15.63) and RUB 300 ($9.65) per liter of 100% alcohol.

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

Geographic Data

Geographic data is reported in Note 27 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplemental Data” of this Annual Report on Form 10-K.

Available Information

We maintain a website at http://www.cedc.com. Please note that our Internet address is included in this annual report as an inactive textual reference only. The information contained on our website is not incorporated by reference into this Annual Report and should not be considered part of this report.

We currently file annual, quarterly and current reports with the SEC. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and most of our other SEC filings available free of charge through our website as soon as reasonably practicable after we electronically file these materials with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C.20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. These filings are also available to the public at the SEC’s website at http://www.sec.gov. In addition, we provide paper copies of our SEC filings free of charge upon request. Please contact the Corporate Secretary of the Company at 1-856-273-6980 or at our address set forth on the cover page of this annual report.

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

Risks Related to Our Business

The Plan of Reorganization and the transactions related thereto, which included transactions that modified our capital structure, were based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution and we may be unable to continue as a going concern.

The Plan of Reorganization and the transactions related thereto, included transactions that modified our capital structure, which were based upon assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we considered appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to: (i) our ability to obtain adequate liquidity and financing sources and establish an appropriate level of debt, (ii) our ability to restore customers’ confidence in our viability as a continuing entity and to attract and retain sufficient customers; (iii) our ability to retain key employees in those businesses that we intend to continue to emphasize; (iv) our ability to obtain local credit support for our non-U.S. operating subsidiaries, and (v) the overall strength and stability of general economic conditions, both in the United States and in global markets and the other matters referred to under “Forward Looking Statements”. The failure of any of these factors could materially adversely affect the successful execution of the restructuring of our businesses.

In addition, the Plan of Reorganization relied upon financial forecasts, including with respect to revenue growth, improved earnings before interest, taxes, depreciation and amortization, improved interest margins, and growth in cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by the Plan of Reorganization will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of the transactions contemplated by the Plan of Reorganization.

We operate in highly competitive industries.

The alcoholic beverages production and distribution industries in our markets are intensely competitive. The principal competitive factors in these industries include product range, pricing, distribution capabilities and responsiveness to consumer preferences, with varying emphasis on these factors depending on the market and the product.

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

Prices for raw materials used for vodka production may take place in the future, and our inability to pass on these increases to our customers could reduce our margins and profits and have a material adverse effect on our business. We cannot assure you that the price of raw spirits will not continue to increase and cannot assure you that we will not lose the ability to maintain our inventory of raw spirits, either of which would have a material adverse effect on our financial condition and results of operations, as we may not be able to pass this cost on to the consumers. Over the last two years spirit prices have increased significantly in Russia resulting in approximately $16.0 million of higher annual cost of goods sold.

Reliance on single source suppliers could have a material adverse effect on our business and our financial results.

In Russia, because we purchase spirits primarily from a single source, we have increased risks for supply disruptions and price increases. If we experience supply disruptions, we may not be able to develop alternative sourcing in a timely manner. Any disruption of our production schedule caused by a shortage of raw materials could adversely affect our business. If raw material suppliers increase prices, we may not be able to find an economically feasible alternative. Any increased cost caused by an increase in raw materials could adversely affect our financial results.

If we are not able to hire and retain managers with the experience we need to run our businesses, it could have a material adverse effect on our financial condition and results of operations.

We have a management team that is limited in size, and in the event our financial condition does not improve, we may not have sufficient expertise or depth to address the issues that may arise in a timely manner or at all. In addition, we are seeking to fill important management vacancies in our Russian operations and we cannot assure you that we will be able to hire and retain managers and executives with the requisite experience and skills. Our inability to retain key management or fill important management vacancies, or to possess or obtain the requisite depth and experience necessary to confront the challenges we may face, would have a material adverse effect on our financial condition and our ability to run our business and execute our business plan.

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

In addition, our senior secured notes, our convertible senior notes as well as certain borrowings are denominated in euros and U.S. dollars and the proceeds of the note issuances have been on-lent to certain of our operating subsidiaries that have the Polish zloty and Russian ruble as their functional currency. Movements in the exchange rate of the euro and U.S. dollar to Polish zloty and Russian ruble could therefore increase the amount of cash, in Polish zloty and Russian ruble, that must be generated in order to pay principal and interest on our notes.

The impact of translation of our notes could have a material adverse effect on our reported earnings. The table below summarizes the pre-tax impact of a one percent movement in each of the exchange rates which could result in a significant impact in the results of our operations as of December 31, 2012.

Exchange Rate	Value of notional amount with accrued interests	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$386.9 million	$3.9 million gain/loss
USD-Russian ruble	$267.3 million	$2.7 million gain/loss
EUR-USD	€433.2 million or approximately $571.3 million	$5.7 million gain/loss
EUR-Russian ruble	€29.6 million or approximately $39.0 million	$0.4 million gain/loss

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

Our business of producing, importing and distributing alcoholic beverages in Poland and Hungary is subject to regulation by national and local governmental agencies and European Union authorities. In addition, our business in Russia is subject to extensive regulation by Russian authorities. These regulations and laws address such matters as licensing and permit requirements, regarding the production, storage and import of alcoholic products; competition and anti-trust matters; trade and pricing practices; taxes; distribution methods and relationships; required labeling and packaging; advertising; sales promotion; and relations with wholesalers and retailers. Loss of production capacity due to regulatory issues can negatively affect our sales and increase our operating costs as we attempt to increase production at other facilities during that time to offset the lost production. It is possible that these and other similar issues will adversely impact our sales and operating costs. Additionally, new or revised regulations or requirements or increases in excise taxes, customs duties, income taxes, or sales taxes could materially adversely affect our business, financial condition and results of operations.

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

We are subject to Russian regulatory requirements that we obtain bank guarantees for the payment of statutory excise duties, the loss of which would have a material adverse impact on our business and financial condition.

Under Russian law, Russian manufacturers of alcohol and excisable ethanol containing products, prior to purchasing the ethanol for the purposes of manufacturing of alcohol and excisable ethanol containing products, are required to make an advance payment of the applicable statutory excise duty to the state budget in the Russian Federation. The statutory excise duty is to be made on the basis of the total volume of the alcohol / ethanol containing products to be purchased (transferred) by the manufacturers within the tax period following the current tax period.

In order to be exempted from making an advance payment of the applicable statutory excise duty, the manufacturers shall submit to the tax authority of the place of registration of the manufacturers a bank guarantee issued by the relevant bank on behalf of the manufacturer and notify such tax authority of the exemption from the obligation to make the advance payment of the applicable statutory excise duty. A bank guarantee and a notice of exemption from making an advance payment of excise duty, must be submitted to the tax authority not later than on the 18th day of the current tax period.

A bank guarantee must satisfy the following requirements:

1.	must be irrevocable and non-transferable;

2.	the duration of a bank guarantee must expire, at the earliest, three to six months following the tax period in which ethyl alcohol was purchased. If the duration of a bank guarantee ends before the expiry of the above time period, (i) exemption from the payment of an advance payment of excise duty shall not be granted, (ii) a note proving exemption from making an advance payment of excise duty shall not be made by the tax authority on the notice, and (iii) a notice of exemption from making an advance payment of excise duty shall not be forwarded by the manufacturer of alcoholic and/or excisable alcohol-containing products to the producer of ethyl alcohol. In the event of the discharge by a taxpayer that has presented a bank guarantee the duty of paying excise duty on the alcoholic and/or alcohol-containing products sold in Russia in the amount of the advance payment of excise duty mentioned in the submitted bank guarantee, the tax authority at the latest on the date following the end day of a desk audit of the tax declaration for excise tax shall notify the bank that has issued the guarantee of exemption thereof from the obligations under this guarantee;

3.	the amount for which a bank guarantee is granted must secure the discharge of the obligation to pay in full the amount of excise duty in the amount of an advance payment; and

4.	a bank guarantee must allow for direct debiting of monetary assets from the guarantor’s account in case of its failure to satisfy in due time the demand for paying the monetary sum under the bank guarantee (in full or in part) forwarded before the end of the bank guarantee’s validity.

The loss of a bank guarantee to pay the statutory excise duty will prevent our ability to purchase ethanol, a key component of our manufactured products and, thus, would have a material adverse impact on our business operations and future prospects.

We may lose excise guarantee exemption in Poland

In order to be exempted from making an advance payment of the applicable statutory excise duty, the manufacturers shall submit to the tax authority a bank guarantee issued by the relevant bank on behalf of the manufacturer. We are currently exempt from providing bank guarantees up to the limit of 700 million PLN. To retain the exemption we are obliged to timely submit to the tax authority statutory financial statements of CEDC International Sp. z o.o. If we do not submit the financial statements on time we may have difficulties in obtaining required bank guarantees.

We may not be able to protect our intellectual property rights.

We own and license trademarks (for, among other things, our product names and packaging) and other intellectual property rights that are important to our business and competitive position, and we endeavor to protect them. However, we cannot assure you that the steps we have taken or will take will be sufficient to protect our intellectual property rights or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, we cannot assure you that third parties will not infringe on or misappropriate our rights, imitate our products, or assert rights in, or ownership of, trademarks and other intellectual property rights of ours or in marks that are similar to ours or marks that we license or market. In some cases, there may be trademark owners who have prior rights to our marks or to similar marks. Moreover, Russia generally offers less intellectual property protection than in Western Europe or North America. We are currently involved in opposition and cancellation proceedings with respect to trademarks similar to some of our brands and other proceedings, both in the Poland and elsewhere. If we are unable to protect our intellectual property rights against infringement or misappropriation, or if others assert rights in or seek to invalidate our intellectual property rights, this could materially harm our future financial results and our ability to develop our business.

We have incurred, and may in the future incur, impairment charges on our other trademarks and goodwill

At December 31, 2012, the Company had goodwill and other intangible assets of $842.9 million which constituted 48% of our total assets. While we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that future impairment charges will not be required if the expected cash flow estimates as projected by management do not occur, especially if an economic recession occurs and continues for a lengthy period or becomes severe, or if acquisitions made by the Company fail to achieve expected returns. We incurred impairment charges in 2011 and each of the preceding two years and we recognized a significant impairment of goodwill and of other intangible assets for the fourth quarter of 2012. Additional impairment charges related to our goodwill and other intangible assets could have a material adverse effect on our financial position and results of operations.

Our import contracts and agency brands contracts and licenses may be terminated.

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

Although we believe we are currently in compliance with the terms and conditions of our import and distribution agreements, there is no assurance that all our import agreements will continue to be renewed on a regular basis, or that, if they are terminated, we will be able to replace them with alternative arrangements with other suppliers. Moreover, our ability to continue to distribute imported products on an exclusive basis depends on some factors which are out of our control, such as ongoing consolidation in the wine, beer and spirit industry worldwide, or producers’ decisions from time to time to change their distribution channels, including in the markets in which we operate. Additionally, following the effectiveness of the Plan of Reorganization and the resulting change in control of the Company, import contract counterparties with our subsidiaries may seek to terminate such contracts due to such change of control.

Further, following effectiveness of the Plan of Reorganization and the resulting change in control of the Company our agency brand contracts and licenses may be subject to termination by the counterparties. The termination of these agency brands contracts or licenses would have a material adverse impact on our business and results of operations.

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

Acquisitions involve numerous risks and uncertainties. If we complete one or more acquisitions, our results of operations and financial condition may be affected by a number of factors, including the failure of the acquired businesses to achieve the financial results we have projected in either the near or long term; the assumption of unknown liabilities; the fair value of assets acquired and liabilities assumed; the difficulties of imposing adequate financial and operating controls on the acquired companies and their management and the potential liabilities that might arise pending the imposition of adequate controls; the challenges of preparing and consolidating financial statements of acquired companies in a timely manner; the difficulties in integration of the operations, technologies, services and products of the acquired companies; and the failure to achieve the strategic objectives of these acquisitions. In addition, we may acquire a significant, but non-controlling, stake in a business, which could expose us to the risk of decisions taken by the acquired business’ controlling shareholder. Acquisitions in developing economies, such as Russia, involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political, and regulatory risks associated with specific countries.

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

The developing legal system in Russia creates a number of uncertainties that could have a materially adverse effect on our business

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

•	poorly developed bankruptcy procedures that are subject to abuse; and

•	incidents of crime or corruption that could disrupt our ability to conduct our business effectively.

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

Russian companies are subject to a broad range of taxes imposed at the federal, regional and local levels, including but not limited to value added taxes, excise duties, profit taxes, payroll-related taxes, property taxes, and taxes or other liabilities related to transfer pricing and other taxes. Russia’s federal and local tax laws and regulations are subject to frequent change, varying interpretations and inconsistent or unclear enforcement. During the peak of our 2010 Christmas production season, we were unable to obtain excise stamps from Russian authorities to be used at our largest production plant in Russia due to an administrative issue, over usage of old stamps, that blocked us from obtaining new excise stamps. Excise stamps are typically purchased every two to three weeks from the Russian authorities and are required to be purchased prior to the production of any vodka. Without these stamps, which must be affixed to each container of an alcoholic beverage exceeding 9% alcohol by volume produced in Russia, this plant was unable produce vodka during the peak of our production season. This loss of production capacity negatively affected our sales and increased our costs as we attempted to increase production at other facilities to offset the lost production. It is possible that we could have similar issues in the future that will adversely impact our sales and costs.

In addition, it is not uncommon for differing opinions regarding legal interpretation to exist between companies subject to such taxes, ministries and organizations of the Russian government and different branches of the Russian government such as the Federal Tax Service and its various local tax inspectorates, resulting in uncertainties and areas of conflict. Tax declarations are subject to review and investigation by a number of tax authorities, which are enabled by law to impose penalties and interest charges. The fact that a tax declaration has been audited by tax authorities does not bar that declaration, or any other tax declaration applicable to that year, from a further tax review by a superior tax authority during a three-year period. As previous audits do not exclude subsequent claims relating to the audited period, the statute of limitations is not entirely effective. In some instances, even though it may potentially be considered unconstitutional, Russian tax authorities have applied certain taxes retroactively. Within the past few years the Russian tax authorities appear to be taking a more aggressive position in their interpretation of the legislation and assessments, and it is possible that transactions and activities that have not been challenged in the past may be challenged. As a result, significant additional taxes, penalties and interest may be assessed. In addition, our Russian business is and will be subject to periodic tax inspections that may result in tax assessments and additional amounts owed by us for prior tax periods. Uncertainty relating to Russian transfer pricing rules could lead tax authorities to impose significant additional tax liabilities as a result of transfer pricing adjustments or other similar claims, and could have a material adverse effect on our Russian businesses and our company as a whole.

Frequent changes in Polish tax regulations may have an adverse effect on our results of operations and financial conditions.

The Polish tax system is characterized by instability. Tax regulations are frequently amended, often to the disadvantage of taxpayers. Tax laws in Poland may also need to be amended in order to implement new European Union legislation. These frequent changes in tax regulations have had and may in the future have negative effects on our business, financial condition, results of operations and prospects. Further, the lack of stability in the Polish tax regulations may hinder our ability to effectively plan for the future and to implement our business plan. The instability of the Polish tax system stems not only from changes in law but also from reliance by tax regulators on court implementations, which are also subject to potential changes and reversal.

Continued significant increases in excise tax in Russia may either reduce overall demand for vodka or reduce our margins.

In January 2013, excise taxes for above 9% alcohol in Russia were increased by 33%. Excise taxes are scheduled to be increased by an additional 25% in July 2014. Excise tax increases require us to raise prices which could in turn reduce demand for our products as price-sensitive consumers shift to lower cost products. In addition, because our rebates to customers are based on a percentage of gross sales revenue, an increase in excise tax without a corresponding price increase will negatively impact our gross margins.

We may be required to seek additional financing to meet our future capital needs and our failure to raise capital when needed could harm our competitive position, business, financial condition and results of operations.

From time to time, our business may require additional capital. In the future, it is possible that we will be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. Global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil, characterized by the bankruptcy, failure or sale of various financial institutions and an unprecedented level of intervention from the U.S. and other governments. These events have led to unparalleled levels of volatility and disruption to the capital and credit markets and have significantly adversely impacted global economic conditions, resulting in additional, significant recessionary pressures and further declines in investor confidence and economic growth. Despite significant government intervention, global investor confidence remains low and credit remains relatively scarce. These disruptions in the financial markets, including the bankruptcy and restructuring of certain financial institutions, may adversely impact the current availability of credit and the availability and cost of credit in the future. Accordingly, if we need to seek additional funding, we may be significantly reduced in our ability to attract public or private financings or financial partners or relationships as a source of additional capital. In addition, this additional funding, if needed, may not be available on terms attractive to us, if at all. Furthermore, any additional debt financing, if available, may involve restrictive covenants that could restrict our ability to raise additional capital or operate our business. Our failure to raise capital when needed could harm our competitive position, business, financial condition and results of operations.

The Company and certain of its former officers and directors were named as parties in class action lawsuits which could be costly,  protracted and divert management’s attention, and harm our business.

On October 24, 2011, a class action complaint titled Steamfitters Local 449 Pension Fund vs. Central European Distribution Corporation, et al., was filed in the United States District Court, District of New Jersey on behalf of a putative class of all purchasers of our common stock from August 5, 2010 through February 28, 2011 against us and certain of our officers. The complaint seeks unspecified money damages and alleges violations of federal securities law in connection with alleged materially false and misleading statements and/or omissions regarding our business, financial results and prospects in our public statements and public filings with the SEC for the second and third quarters of 2010, relating to declines in our vodka portfolio, our need to take an impairment charge relating to the deterioration in fair value of certain of our brands in Poland and negative financial results from the launch of Żubrówka Biała. Subsequent to the above complaint, a second, substantially similar class action complaint titled Tim Schuler v. Central European Distribution Corporation, et al., was filed in the same court. By court orders dated August 22, 2012, the Steamfitters action and the Schuler action were consolidated and are now proceeding in the District of New Jersey under the caption In re Central European Distribution Corp. Securities Litigation, 11-cv-6247 (JBS-KMW). The Arkansas Public Employees Retirement System and the Fresno County Employees’ Retirement Association have been named lead plaintiffs in this action. Pursuant to an Order of the Court, on February 19, 2013, Lead Plaintiffs filed a consolidated complaint on behalf of a purported class of all purchasers of the Company’s common stock between March 1, 2010, and February 28, 2011, advancing similar allegations to those contained in the original complaints concerning purported materially false and misleading statements and/or omissions relating principally to the purported negative financial results from the launch of Żubrówka Biała. On April 10, 2013, the Court stayed the action as to CEDC pursuant to section 362 of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) as a result of its April 7, 2013 filing of a voluntary petition (the “Petition”) for relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

On May 13, 2013, the Bankruptcy Court conducted a hearing (the “Confirmation Hearing”) on (i) the adequacy of the Amended and Restated Offering Memorandum, Consent Solicitation Statement and Disclosure Statement Soliciting Acceptances of a Prepackaged Plan of Reorganization, dated March 8, 2013, as supplemented by Supplement No. 1 to the Amended and Restated Offering Memorandum, Consent Solicitation, and Disclosure Statement Soliciting Acceptances of a Prepackaged Plan of Reorganization, dated March 18, 2013 (Docket No. 10) (the “Disclosure Statement”), and (ii) confirmation of the Company’s Second Amended and Restated Joint Prepackaged Chapter 11 Plan of Reorganization (Docket No. 126) (the “Plan”). After the Confirmation Hearing the Bankruptcy Court entered its Findings of Fact, Conclusions of Law and Order (I) Approving (A) the Disclosure Statement Pursuant to Sections 1125 and 1126(c) of the Bankruptcy Code, (B) the Prepetition Solicitation Procedures, and (C) the Forms of Ballots, and (II) Confirming the Second Amended and Restated Joint Prepackaged Chapter 11 Plan of Reorganization of Central European Distribution Corporation et al. (Docket No. 166) (the “Confirmation Order”). Upon entry of the Confirmation Order by the Bankruptcy Court, the Company’s obligations with respect to this action were discharged and pursuant to the Plan (as modified by the Confirmation Order) and section 524 of the Bankruptcy Code, continuation of this action is permanently enjoined as to the Company.

On June 8, 2012, a purported securities fraud class action titled Grodko v. Central European Distribution Corporation, et al., was filed against the Company in the United States District Court for the Southern District of New York. The plaintiff in the lawsuit, who is suing purportedly on behalf of a class of all purchasers of the Company’s common stock between March 1, 2010 and June 4, 2012, alleges that the Company made false and/or misleading statements related to and/or failed to disclose that (1) the Company’s reported net sales in the years ended December 31, 2010 and 2011 were materially inflated; (2) as a result of a failure to account for retroactive trade rebates provided to the customers of Russian Alcohol, the Company anticipates restating its reported consolidated net sales, operating profit and related accounts for these periods; and (3) as a result of the foregoing, the Company’s statements were materially false and misleading at all relevant times. On August 7, 2012 a second, substantially similar class action complaint titled Puerto Rico System of Annuities and Pension for Teachers v. Central European Distribution Corporation, et al., was filed in the same court. By court orders dated September 4, 2012, the Grodko action and the Puerto Rico System of Annuities and Pension for Teachers action were transferred to the United States District Court for the District of New Jersey, where the actions have been consolidated and are proceeding under the caption Grodko v. Central European Distribution Corporation, et. al, No. 12-cv-5530 (JBS-KMW). The Puerto Rico System of Annuities and Pensions for Teachers has been named Lead Plaintiff in this Action. On February 15, 2013, the Lead Plaintiff filed a consolidated amended complaint on behalf of a purported class of all purchasers of the Company’s common stock between March 1, 2010, and November 13, 2012, advancing similar allegations to those contained in the original complaints concerning purported materially false and misleading statements and/or omissions relating principally to accounting practices at CEDC’s Russian subsidiary Russian Alcohol Group, and the Company’s related restatements. On April 10, 2013, the Court stayed the action as to CEDC pursuant to section 362 the Bankruptcy Code, as a result of its April 7, 2013 filing of the Petition for relief under the Bankruptcy Code in the Bankruptcy Court.

Upon entry of the Confirmation Order by the Bankruptcy Court, the Company’s obligations with respect to this action were discharged and pursuant to the Plan (as modified by the Confirmation Order) and section 524 of the Bankruptcy Code, continuation of this action is permanently enjoined as to the Company.

By complaints dated December 13, 2012, a single plaintiff filed two separate “derivative” actions against seven current and former CEDC directors, and against CEDC as a “nominal” defendant. The seven current and former directors named as defendants are: William Carey, Christopher Biedermann, David Bailey, Marek E. Forysiak, Markus Sieger, N. Scott Fine, Robert P. Koch and William S. Shanahan. These two actions were filed in the Superior Court of New Jersey, Burlington County, Chancery Division. Both complaints allege breaches of fiduciary duty, waste of corporate assets, and unjust enrichment. One complaint deals with alleged violations of the Foreign Corrupt Practices Act. The other complaint deals with alleged GAAP violations resulting from the Russian Alcohol Group trade rebate issue. Plaintiff is still in the process of attempting to effectuate service of the complaints by defendants. By orders dated April 30, 2013, the Court dismissed these derivative actions without prejudice and subject to reinstatement if the bankruptcy proceedings do not fully dispose of the issues between the parties.

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

        As noted in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011, filed with the SEC on October 5, 2012, the Audit Committee, through its counsel, voluntarily notified the SEC of its internal investigation regarding the Company’s retroactive trade rebates, trade marketing refunds and related accounting issues. The Company has subsequently been contacted by the Fraud Division of the Criminal Division of the US Department of Justice (“DOJ”) regarding the disclosure in the Form 10-K/A for the year ended December 31, 2011, filed with the SEC on October 5, 2012 that there has been a breach of the books and records provisions of the Foreign Corrupt Practices Act (“FCPA”) of the United States and potentially other breaches of the FCPA. The Company has been asked to provide information about these matters on a voluntary basis to the SEC and DOJ. The Company is fully cooperating with the SEC and DOJ. Any action by the SEC or DOJ could result in criminal or civil sanctions against the Company and/or certain of its current or former officers, directors or employees. The Company cannot predict the duration, scope or ultimate outcome of the investigations and is unable to estimate the financial impact they may have, or predict the reporting periods in which any such financial impacts may be recorded.

Our results are linked to economic conditions and shifts in consumer preferences, including a reduction in the consumption of alcoholic beverages, which could have an adverse effect on our financial performance.

Our results of operations are affected by the overall economic trends in Poland, Russia, Hungary and other regions in which we operate and sell our products, including the level of consumer spending, the rate of taxes levied on alcoholic beverages and consumer confidence in future economic conditions. The current market environment including consumer trends, raw spirit price increases, excise increases, volatility in energy costs, diminished liquidity and credit availability, weakened consumer confidence and falling consumer demand, have contributed to lower levels of consumer spending, including consumption of alcoholic beverages. The effects of the global recession in many countries, including Russia and Hungary, have been quite severe, and it is possible that an economic recovery in those countries, and a related increase in consumer spending, will take longer to develop. While Poland’s GDP has increased in each of 2011 and 2012, the Polish economy as well as the global economy continues to be volatile and forecasted growth in Poland may fail to materialize.

During the current period of volatility, reduced consumer confidence and spending may result in continued reduced demand for our products and may limit our ability to increase prices and finance marketing and promotional activities. These factors could have an adverse effect on our results of operations. For example, during 2012 the Company observed an overall market environment of declining vodka consumption and significant price sensitivities in its core markets of Poland and Russia. Additionally the Company experienced other key changes in market conditions, including changing of sales channel and product mix. As such, the Company updated its goodwill impairment testing during the fourth quarter of 2012 and took a charge of $327.8 million for goodwill impairment in Poland and Russia for the year. We also experienced the related underperformance of certain brands in Russia, primarily Kaufman, Zhuravli and Parliament. As a result, the Company also took an impairment charge for certain Russian trademarks, due to the continued lower performance as compared to our expectations in 2012. We cannot assure you that we will not recognize further asset impairments or experience further declines in our financial performance in connection with continued market instability. A continued recessionary environment would likely make it more difficult to forecast operating results and to make decisions about future investments, and a major shift in consumer preferences or a large reduction in sales of alcoholic beverages could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to seasonality that may affect our quarterly operating results.

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

Risks related to Our Financial Reporting

We have identified material weaknesses in our internal controls over financial reporting.

As a result of management’s assessment of our internal control over financial reporting as of December 31, 2012, management concluded that there were nine material weaknesses in our internal control over financial reporting, specifically in relation to our financial statement closing process, the development of certain management estimates, our internal controls with respect to the recording of retroactive trade rebates and trade marketing refunds at Russian Alcohol Group, our internal control over financial reporting regarding the implementation of our policy on compliance with applicable laws, our internal control over the design of IT segregation of duties, our internal control over the proper design and communication of policies and procedures, our internal control over accounting for certain material executive compensations and over the contract management, controls over completeness and accuracy of the income tax calculation, tax provision and deferred income tax. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. While we have identified nine material weaknesses, we believe that our consolidated audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

While we are taking action to remediate our identified material weaknesses, the decentralized nature of our operations and the manual nature of many of our controls increases our risk of control deficiencies. No evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within our company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments. We may in the future identify material weaknesses or significant deficiencies in connection with our internal controls over financial reporting. Any future material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements. Moreover, any future disclosures of additional material weaknesses, or errors as a result of those weaknesses, could result in a negative reaction in the financial markets if there is a loss of confidence in the reliability of our financial reporting. Management continues to devote significant time and attention to improving our internal controls, and we will continue to incur costs associated with implementing appropriate processes, which could include fees for additional audit and consulting services, which could negatively affect our financial condition and operating results.

The Public Company Accounting Oversight Board, or PCAOB, is currently unable to inspect the audit work and practices of auditors operating in Poland, including our auditor.

Auditors of U.S. public companies are required by law to undergo periodic PCAOB inspections that assess their compliance with U.S. law and professional standards in connection with performance of audits of financial statements filed with the SEC. Certain European Union, or EU, countries do not permit the PCAOB to conduct inspections of accounting firms established and operating in

EU countries, even if they are part of major international firms. Accordingly, because our auditor is located in Poland, the PCAOB is prevented from inspecting our auditor. As a result, unlike the stockholders of most U.S. public companies, our stockholders are deprived of the possible benefits of such inspections, including an evaluation of our auditor’s performance of audits and its quality control procedures.

Following the effectiveness of the Plan of Reorganization, our remaining indebtedness may impair our financial condition and our ability to grow and compete; we may also incur additional debt.

As of December 31, 2012, our total consolidated debt was approximately $1.4 billion. After giving effect to the Plan of Reorganization, our total consolidated debt is approximately $798.7 million on a pro forma basis as of September 30, 2012. Though the Plan of Reorganization significantly lowered our consolidated debt, we still have substantial debt upon consummation of the Plan of Reorganization. Our debt has important consequences for our financial condition, including:

•	making it more difficult for us to satisfy the obligations under the New Notes;

•	making it more difficult to refinance our obligations as they come due;

•	having an inefficient tax structure;

•	increasing our vulnerability to general adverse economic, competitive and industry conditions;

•

limiting our ability to obtain additional financing to fund future working capital, capital expenditures, execute our business strategy, acquisitions, operations and other general corporate requirements;

•	limiting our ability to make strategic acquisitions or causing us to make non-strategic divestitures;

•

requiring a substantial portion of our cash flow from operations for the payment of principal and interest on our debt and reducing our ability to use our cash flow to fund working capital, capital expenditures, execution of our business strategy, acquisitions, operations, working capital and general corporate requirements;

•	limiting our ability to purchase raw materials on satisfactory credit terms, thereby limiting our sources of supply or increasing cash required to fund operations;

•	limiting our ability to retain and attract customers;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	limiting our ability to receive trade credit from our vendors or otherwise placing us at a competitive disadvantage to other less-leveraged competitors.

We may incur additional debt in the future. The terms of the indentures that govern the New Notes restrict our ability to incur, but will not prohibit us from incurring, additional debt. If we were to incur additional debt, the related risks we now face could become greater.

Servicing our debt will require a significant amount of cash, and our ability to generate sufficient cash depends upon many factors, some of which are beyond our control.

Our ability to make payments on and refinance our debt, fund planned capital expenditures and execute our business strategy depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive and other factors that are beyond our control. There can be no assurance that our business will continue to generate cash flows at or above current levels or that we will be able to meet our cash needs, including with respect to the repayment of our indebtedness, including any cash payments due upon the maturity of such indebtedness, including the New Notes. If we are unable to service our debt or experience a significant reduction in our liquidity, we could be forced to reduce or delay planned capital expenditures and other initiatives, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner, or at all. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have a materially adverse effect on our results of operations and financial condition. Our existing debt agreements, and the indentures governing the New Notes, limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flows to pay our debts or refinance our indebtedness could have a material adverse effect on our results of operations and financial condition. If we cannot make scheduled payments on our debt, including the New Notes, we would be in default, and as a result, holders of such debt could declare all outstanding principal and interest to be due and payable and our existing and future lenders could, under certain circumstances, terminate their commitments to lend us money and foreclose against the assets securing our borrowings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

We may not be able to raise additional capital in the future.

We may need to obtain additional financing to fund our business, and we cannot assure you that such financing will be available in amounts or on terms acceptable to us, or at all. The current recessionary global market and economic conditions, as well as the continuing difficulties in the credit and capital markets, may make it even more difficult for companies to obtain additional financing in the future or refinance their obligations, particularly for companies with a credit profile similar to ours. The Plan of Reorganization, and the potential effects of this on our reputation could make it difficult or more expensive for us to raise additional funds. If we raise funds by incurring further debt, our operations and finances may become subject to further restrictions and we may be required to limit or cease our operations or capital expenditure activities, or otherwise modify our business strategy. If we fail to comply with financial or other covenants required in connection with any such financing or refinancing, our lenders may be able to exercise remedies that could substantially impair our ability to operate or have a material adverse effect on our results of operations or financial condition.

We have incurred significant costs in conducting the Plan of Reorganization.

The Plan of Reorganization will result in significant costs to us, including advisory and professional fees paid in connection with evaluating our alternatives with respect to our capital structure and pursuing the Plan of Reorganization.

RTL is the controlling stockholder in CEDC.

Upon effectiveness of the Plan of Reorganization, RTL became the beneficial owner of 100% of our outstanding common stock. As a result, RTL will possess significant influence, giving it the ability, among other things, to control the composition of our board of directors. RTL’s ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

The Topaz, distiller is the main vodka plant in Russia and is one of the most advanced enterprises in Russia. It is certified to be in compliance with ISO 9001 and HACCP. The factory has ten, modern, hi-tech filling lines, its own rectifying equipment for processing raw spirit, and a unique “stream” processor. The Topaz distillery produces, among others, the Green Mark, Zhuravli, Yamskaya and Kalinov Lug brands. The plant, which was founded in 1995, is located on 65,400 square meters and has a production capacity of over 136 million liters annually. Currently we use about 55% of the plant’s production capacity.

The Siberia facility is a modern vodka plant located in Novosibirsk. Due to the strategic location of the plant the Company is able to obtain transport costs efficiencies in order to serve the eastern part of Russia. The Siberia facility has the ability to produce almost all of the vodka brands in the CEDC portfolio. It is located on 55,000 square meters. The production capacity of the Siberia facility is 114 million liters per year, at the moment its usage is about 20%. The Siberia plant has been pledged as part of the collateral to our Senior Secured Notes due 2016.

The Parliament production plant uses an unique biological milk purification method. Milk, added at a certain stage of production, absorbs all impurities and harmful substances. The milk is then removed in a multistage filtration process, leaving pure vodka of the highest quality. The Parliament plant is located on the area of 25,400 square meters. It has a production capacity of 44 million liters of 100% alcohol annually, currently we use 47% of its capacity. The building is a security for a loan from Grand Invest Bank.

The Tula facility was shut down on July 28, 2011. The Company committed to look for a buyer or keep the plant idle as part of the ongoing restructuring process in Russia, in order to optimize efficiency. Starting in August 2011, all production activity has been suspended and all of the employees were terminated. In the year ended December 31, 2011 the Company recognized a RUR 221.6 million (approximately $7.4 million) loss, related to the classifications of the assets at the lower of carrying amount or estimated fair value less costs to sell. The Company started to look for a buyer of Tula’s assets. In the consolidated balance sheet we presented in a separate line fixed assets of Tula as of December 31, 2011 of $0.7 million as assets held for sale. The Company was unsuccessful in looking for a buyer of Tula’s assets. The Company’s management expects no future benefits from these assets and as a result the impairment loss was recognized in the amount of RUR 21.7 million ($0.7 million). The value of the assets in the consolidated balance sheet as of December 31, 2012 is $0 million. The Tula facility has been pledged as part of the collateral to our Senior Secured Notes due 2016.

The Bravo Premium distillery was the first in Russia to bottle alcoholic cocktails, beer and non-alcoholic beverages in aluminum cans. The company has been affiliated with Russian Alcohol since 2005 and became part of the CEDC Group in 2008. In recent years Bravo Premium has gone through an intensive modernization of the manufacturing process, purchased new pouring lines, built new plant facilities and expanded its distribution network. Today, Bravo Premium is a premier facility for the production of alcoholic cocktails, with three pouring lines for cans, plastic bottles and glass containers. The factory produces such cocktails as Amore, Elle and Bravo Classic. The factory is certified to be in compliance with ISO 9001. It is located on 12,061 square meters. We use about 36% of its 80 million liters production capacity.

Office, distribution, warehousing and retail facilities. We own three warehousing and distribution sites located in various regions of Poland as well as three retail facilities located in various regions of Poland. In Russia we own properties in the Balashika, Moscow region where the Parliament production site is located, the Mitishi, Moscow region where the Topaz production site is located, and Novosibirsk where the Siberian production site is located. In Ukraine we rent one warehouse and one office.

Leased Facilities. Our primary corporate office is located in Warsaw, Poland, and we have a rented corporate office in Budapest, Hungary. In addition we operate over three warehousing and distribution sites and four retail facilities located in various regions of Poland. In Russia we lease over 50 office, warehouse and retail locations primarily related to the RAG and Parliament business. The lease terms expire at various dates and are generally renewable.

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

On October 24, 2011, a class action complaint titled Steamfitters Local 449 Pension Fund vs. Central European Distribution Corporation, et al., was filed in the United States District Court, District of New Jersey on behalf of a putative class of all purchasers of our common stock from August 5, 2010 through February 28, 2011 against us and certain of our officers. The complaint seeks unspecified money damages and alleges violations of federal securities law in connection with alleged materially false and misleading statements and/or omissions regarding our business, financial results and prospects in our public statements and public filings with the SEC for the second and third quarters of 2010, relating to declines in our vodka portfolio, our need to take an impairment charge relating to the deterioration in fair value of certain of our brands in Poland and negative financial results from the launch of Żubrówka Biała. Subsequent to the above complaint, a second, substantially similar class action complaint titled Tim Schuler v. Central European Distribution Corporation, et al., was filed in the same court. By court orders dated August 22, 2012, the Steamfitters action and the Schuler action were consolidated and are now proceeding in the District of New Jersey under the caption In re Central European Distribution Corp. Securities Litigation, 11-cv-6247 (JBS-KMW). The Arkansas Public Employees Retirement System and the Fresno County Employees’ Retirement Association have been named Lead Plaintiffs in this action. Pursuant to an Order of the Court, on February 19, 2013, Lead Plaintiffs filed a consolidated complaint on behalf of a purported class of all purchasers of the Company’s common stock between March 1, 2010 and February 28, 2011, advancing similar allegations to those contained in the original complaints concerning purported materially false and misleading statements and/or omissions relating principally to the purported negative financial results from the launch of Żubrówka Biała. On April 10, 2013, the Court stayed the action as to CEDC pursuant to section 362 of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) as a result of its April 7, 2013 filing of a voluntary petition (the “Petition”) for relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

On May 13, 2013, the Bankruptcy Court conducted a hearing (the “Confirmation Hearing”) on (i) the adequacy of the Amended and Restated Offering Memorandum, Consent Solicitation Statement and Disclosure Statement Soliciting Acceptances of a Prepackaged Plan of Reorganization, dated March 8, 2013, as supplemented by Supplement No. 1 to the Amended and Restated Offering Memorandum, Consent Solicitation, and Disclosure Statement Soliciting Acceptances of a Prepackaged Plan of Reorganization, dated March 18, 2013 (Docket No. 10) (the “Disclosure Statement”), and (ii) confirmation of the Company’s Second Amended and Restated Joint Prepackaged Chapter 11 Plan of Reorganization (Docket No. 126) (the “Plan”). After the Confirmation Hearing the Bankruptcy Court entered its Findings of Fact, Conclusions of Law and Order (I) Approving (A) the Disclosure Statement Pursuant to Sections 1125 and 1126(c) of the Bankruptcy Code, (B) the Prepetition Solicitation Procedures, and (C) the Forms of Ballots, and (II) Confirming the Second Amended and Restated Joint Prepackaged Chapter 11 Plan of Reorganization of Central European Distribution Corporation et al. (Docket No. 166) (the “Confirmation Order”). Upon entry of the Confirmation Order by the Bankruptcy Court, the Company’s obligations with respect to this action were discharged and pursuant to the Plan (as modified by the Confirmation Order) and section 524 of the Bankruptcy Code, continuation of this action is permanently enjoined as to the Company.

On June 8, 2012, a purported securities fraud class action titled Grodko v. Central European Distribution Corporation, et al., was filed against the Company in the United States District Court for the Southern District of New York. The plaintiff in the lawsuit, who is suing purportedly on behalf of a class of all purchasers of the Company’s common stock between March 1, 2010 and June 4, 2012, alleges that the Company made false and/or misleading statements related to and/or failed to disclose that (1) the Company’s reported net sales in the years ended December 31, 2010 and 2011 were materially inflated; (2) as a result of a failure to account for retroactive trade rebates provided to the customers of Russian Alcohol, the Company anticipates restating its reported consolidated net sales, operating profit and related accounts for these periods; and (3) as a result of the foregoing, the Company’s statements were materially false and misleading at all relevant times. On August 7, 2012 a second, substantially similar class action complaint titled Puerto Rico System of Annuities and Pension for Teachers v. Central European Distribution Corporation, et al., was filed in the same court. By court orders dated September 4, 2012, the Grodko action and the Puerto Rico System of Annuities and Pension for Teachers action were transferred to the United States District Court for the District of New Jersey, where the actions have been consolidated and are proceeding under the caption Grodko v. Central European Distribution Corporation, et. al, No. 12-cv-5530 (JBS-KMW). The Puerto Rico System of Annuities and Pensions for Teachers has been named Lead Plaintiff in this action. On February 15, 2013, the Lead Plaintiff filed a consolidated amended complaint on behalf of a purported class of all purchasers of the Company’s common stock between March 1, 2010 and November 13, 2012, advancing similar allegations to those contained in the original complaints concerning purported materially false and misleading statements and/or omissions relating principally to accounting practices at CEDC’s Russian subsidiary, Russian Alcohol Group, and the Company’s related restatements. On April 10, 2013, the Court stayed the action as to CEDC pursuant to section 362 the Bankruptcy Code, as a result of its April 7, 2013 filing of the Petition for relief under the Bankruptcy Code in the Bankruptcy Court.

Upon entry of the Confirmation Order by the Bankruptcy Court, the Company’s obligations with respect to this action were discharged and pursuant to the Plan (as modified by the Confirmation Order) and section 524 of the Bankruptcy Code, continuation of this action is permanently enjoined as to the Company.

By complaints dated December 13, 2012, a single plaintiff filed two separate “derivative” actions against seven current and former CEDC directors, and against CEDC as a “nominal” defendant. The seven current and former directors named as defendants are: William Carey, Christopher Biedermann, David Bailey, Marek E. Forysiak, Markus Sieger, N. Scott Fine, Robert P. Koch and William S. Shanahan. These two actions were filed in the Superior Court of New Jersey, Burlington County, Chancery Division. Both complaints allege breaches of fiduciary duty, waste of corporate assets, and unjust enrichment. One complaint deals with alleged violations of the Foreign Corrupt Practices Act. The other complaint deals with alleged GAAP violations resulting from the Russian Alcohol Group trade rebate issue. Plaintiff is still in the process of attempting to effectuate service of the complaints on defendants. By orders dated April 30, 2013, the Court dismissed these derivative actions without prejudice and subject to reinstatement if the bankruptcy proceedings do not fully dispose of the issues between the parties.

The Company intends to mount a vigorous defense to the claims asserted. Although we believe the allegations in the above complaints are without merit, these types of lawsuits can be protracted, time-consuming, distracting to management and expensive and, whether or not the claims are ultimately successful, could ultimately have an adverse effect on our business, operating results and cash flows.

As noted in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011, filed with the SEC on October 5, 2012, the Audit Committee, through its counsel, voluntarily notified the SEC of its internal investigation regarding the Company’s retroactive trade rebates, trade marketing refunds and related accounting issues. The Company has subsequently been contacted by the Fraud Division of the Criminal Division of the US Department of Justice (“DOJ”) regarding the disclosure in the Form 10-K/A for the year ended December 31, 2011, filed with the SEC on October 5, 2012 that there has been a breach of the books and records provisions of the Foreign Corrupt Practices Act (“FCPA”) of the United States and potentially other breaches of the FCPA. The Company has been asked to provide information about these matters on a voluntary basis to the SEC and DOJ. The Company is fully cooperating with the SEC and DOJ. Any action by the SEC or DOJ could result in criminal or civil sanctions against the Company and/or certain of its current or former officers, directors or employees. The Company cannot predict the duration, scope or ultimate outcome of the investigations and is unable to estimate the financial impact they may have, or predict the reporting periods in which any such financial impacts may be recorded.

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

Following the effectiveness of our Plan of Reorganization our existing equity holders received no recovery under the Plan of Reorganization and the ordinary shares of CEDC were cancelled pursuant to the Plan of Reorganization. Following the effectiveness of our Plan of Reorganization RTL received new shares of common stock of the Company representing 100% of reorganized CEDC.

Prior to April 12, 2013 the Company’s stock was traded on the NASDAQ Global Select Market under the ticker symbol CEDC. The following table sets forth the high and low bid prices for the common stock, as reported on the NASDAQ Global Select Market, for each of the Company’s fiscal quarters in 2011 and 2012. These prices represent inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

	High	Low
2011
First Quarter	$26.25	$10.77
Second Quarter	13.13	10.00
Third Quarter	12.01	5.21
Fourth Quarter	7.50	2.75

2012
First Quarter	$6.38	$3.70
Second Quarter	5.77	2.52
Third Quarter	3.95	2.49
Fourth Quarter	3.04	1.46

On April 12, 2013, the last reported sales price of our common stock was $0.09 per share.

Holders

As of April 12, 2013, there were approximately 45 shareholders of record of common stock.

Dividends

CEDC has never declared or paid any dividends on its capital stock. The Company currently intends to retain future earnings for use in the operation and expansion of its business. Future dividends, if any, will be subject to approval by the Company’s board of directors and will depend upon, among other things, the results of the Company’s operations, capital requirements, surplus, general financial condition and contractual restrictions and such other factors as the board of directors may deem relevant. In addition, the indentures for the Company’s outstanding New Notes limit the payment amount of cash dividends on its common stock to amounts calculated in accordance with a formula based upon our net income and other factors.

The Company earns the majority of its cash in non-USD currencies and any potential future dividend payments would be impacted by foreign exchange rates at that time. Additionally the ability to pay dividends may be limited by local equity requirements, therefore retained earnings are not necessarily the same as distributable earnings of the Company.

Equity Compensation Plans

The following table provides information with respect to our equity compensation plans as of December 31, 2012:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,397,333	$17.65	363,411
Equity Compensation Plans Not Approved by Security Holders	0	$0.00	0
Total	1,397,333	$17.65	363,411

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for the periods indicated and should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements, the notes thereto and the other financial data contained in Items 7 and 8 of this report on Form 10-K.

	2008	2009	2010 (Restated, see Note 2)	2011 (Restated, see Note 2)	2012
Statement of Operations and Comprehensive Income / Loss data:
Net sales	$571,242	$689,414	$702,131	$829,566	$815,673
Cost of goods sold	321,274	340,482	392,461	530,495	488,281

Gross profit	249,968	348,932	309,670	299,071	327,392
Operating expenses	114,607	164,467	367,261	1,312,096	655,747

Operating income / (loss)	135,361	184,465	(57,591)	(1,013,025)	(328,355)
Non-operating income / (expense), net
Interest expense, net	(47,810)	(73,468)	(101,325)	(110,158)	(106,584)
Other financial income / (expense), net	(123,801)	25,193	3,024	(139,069)	99,273
Amortization of deferred charges	0	(38,501)	0	0	0
Other income / (expense), net	(488)	(934)	(13,879)	(17,910)	(15,875)

Income/(loss) before taxes and equity in net income from unconsolidated investments	(36,738)	96,755	(169,771)	(1,280,162)	(351,541)

Income tax (expense)/benefit	(1,382)	(18,495)	13,861	(37,512)	(11,697)
Equity in net earnings/(losses) of affiliates	1,168	(5,583)	13,386	(7,946)	0

Net income / (loss) from continuing operations	$(36,952)	$72,677	$(142,524)	$(1,325,620)	$(363,238)

Discontinued operations
Income / (loss) from operations of distribution business	27,203	9,410	(8,442)	0	0
Income tax benefit / (expense)	(5,169)	(1,050)	37	0	0

Income / (loss) on discontinued operations	22,034	8,360	(8,405)	0	0
Net income / (loss)	$(14,918)	$81,037	$(150,929)	$(1,325,620)	$(363,238)

Less: Net income attributable to non-controlling interests in subsidiaries	3,680	2,708	0	0	0

Net income /(loss) attributable to the company	$(18,598)	$78,329	$(150,929)	$(1,325,620)	$(363,238)

Net income / (loss) from continuing operations per share of common stock, basic	$(0.84)	$1.35	$(2.03)	$(18.37)	$(4.74)

Net income / (loss) from discontinued operations per share of common stock, basic	$0.50	$0.16	$(0.12)	$0.00	$0.00

Net income / (loss) from operations per share of common stock, basic	$(0.34)	$1.51	$(2.15)	$(18.37)	$(4.74)

Net income / (loss) from continuing operations per share of common stock, diluted	$(0.84)	$1.35	$(2.03)	$(18.37)	$(4.74)

Net income / (loss) from discontinued operations per share of common stock, diluted	$0.49	$0.15	$(0.12)	$0.00	$0.00

Net income / (loss) from operations per share of common stock, diluted	$(0.34)	$1.50	$(2.15)	$(18.37)	$(4.74)

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(192,619)	129,182	(61,155)	(32,514)	(18,225)

Comprehensive income / (loss)	$(207,537)	$210,219	$(212,084)	$(1,358,134)	$(381,463)

Average number of outstanding shares of common stock at year end	44,088	53,772	70,058	72,172	76,649

	2008	2009	2010 (Restated, See note 2)	2011 (Restated, See note 2)	2012
Balance Sheet Data:
Cash and cash equivalents	$84,639	$126,439	$122,116	$94,410	$84,729
Restricted cash	0	481,419	0	0	0
Working capital	169,061	357,078	345,424	191,205	(1,078,125)
Total assets	2,436,138	4,439,100	3,280,470	1,995,230	1,767,552
Long-term debt and capital lease obligations, excluding current portion	804,941	1,331,815	1,251,933	1,237,266	499
Stockholders’ equity	993,511	1,685,162	1,513,897	181,614	(196,909)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in this report. All amounts presented in tables are expressed in thousands.

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

Polish vodka market stabilized after decline in previous years, which resulted in Company’s sales volume growth by 6% for the year ending December 31, 2012. Soplica vodka and Soplica flavoured vodka strengthening, supported with launching Soplica Pigwowa, resulted in over 64% volume and sales value of Soplica brand growth in comparison to year ended December 31, 2011. Żubrówka Biała brand continued its success from 2011 and noted increase in volume by 19% comparing to year ended December 31, 2011 and increase in sales value by 21% respectively. This brought the brand to the third place on the market in its segment.

Total Russian volumes were down which was driven by lower domestic volumes partially offset by higher export volumes. On the domestic front, sales volumes for the year 2012 in Russia were down by 2.0% as compared to 2011. This was due to several factors including an overall weak spirit market. Spirit, which is the main ingredient in vodka production, continued to see higher price levels, average spirit price increased by 27% as compared to 2011 however significant price increases in Russia, especially for vodka, covered the above mentioned decreases. Total gross margin in Russia increased by $19.7 million in 2012 as compared to the prior year.

Reorganization and Emergence from Chapter 11

Chapter 11 Filing

On April 7, 2013, the Debtors filed Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court in order to effectuate the Debtors’ prepackaged Plan of Reorganization. The Chapter 11 Cases were jointly administered under the caption “In re: Central European Distribution Corporation, et al.” Case No. 13-10738. The Plan of Reorganization was confirmed by the Bankruptcy Court on May 13, 2013. The Effective Date of the Plan was June 5, 2013.

The Company believes that this successful restructuring will improve its financial strength and flexibility and enable it to focus on maximizing the value of its strong brands and market position. The Chapter 11 Cases and the Plan of Reorganization which were approved by the Bankruptcy Court, eliminated approximately $665.2 million in debt from the Company’s balance sheet, did not involve the Company’s operating subsidiaries in Poland, Russia, Ukraine or Hungary and had no impact on their business operations. Operations in these countries are independently funded and continued to generate revenue during this process. All obligations to employees, vendors, credit support providers and government authorities were honored in the ordinary course without interruption.

Background to Chapter 11 Filing

Prior to filing the Chapter 11 cases, the management of the Company, in consultation with the Board and with the assistance of financial and legal advisors, reviewed the Company’s alternatives in light of its financial obligations, in particular the 2013 Notes. The Board and the management of the Company evaluated all available alternatives and the Company and its advisors worked to further develop those alternatives to address the maturity of the 2013 Notes, including a strategic alliance with Mr. Roustam Tariko and the Russian Standard Corporation, other possible strategic investments, the sale of certain assets and an exchange for the 2013 Notes.

Following this work and in light of the impending maturity of the 2013 Notes, on February 25, 2013, the Company launched (i) exchange offers in respect of its 2013 Notes and the 2016 Notes, (ii) a solicitation of consents to amendments to the indenture governing the 2016 Notes, and (iii) a solicitation of votes on a pre-packaged Chapter 11 Plan of Reorganization relating to the 2013 Notes and the 2016 Notes. These transactions were launched by the Company to begin a process of consensual restructuring of the Company’s obligations with the participation of RTL, the 2016 Steering Committee and the 2013 Steering Committee, however none of RTL, the 2016 Steering Committee or the 2013 Steering Committee supported these transactions as launched by the Company. Following the launch of these transactions on February 25, 2013, these stakeholders continued to negotiate the terms of a mutually agreeable restructuring of the Company’s obligations.

On March 11, 2013, the Company announced amended terms to these exchange offers, consent and vote solicitations to reflect terms agreed to and supported by the Company, RTL and the 2016 Steering Committee. Thereafter, on March 19, 2013, the Company announced the termination of its exchange offer in respect of the 2013 Notes and continued to solicit votes from the holders of the 2013 Notes on the Plan of Reorganization included in the Supplement. After extensive discussion with representatives of RTL, the 2016 Steering Committee and the 2013 Steering Committee and deliberation regarding the Company’s alternatives, the Board resolved unanimously to support the Restructuring Transactions.

Voting on the Plan of Reorganization closed on April 4, 2013. According to the official vote tabulation prepared by CEDC’s voting and information agent, impaired creditors voted overwhelmingly to accept the Plan of Reorganization. In particular, approximately 95% of all 2013 Notes were voted. The Plan of Reorganization was accepted by 99.13% in number and 99.00% in amount of those 2013 Notes that were voted on the Plan of Reorganization. Approximately 95% of all 2016 Notes were voted, and of those, 97.26% in number and 97.34% in amount voted to accept the Plan of Reorganization.

On April 7, 2013, CEDC announced that the Debtors had received overwhelming support from creditors for the Restructuring Transactions and the CEDC Board of Directors resolved to implement the Restructuring Transactions through the prepackaged Plan of Reorganization. Accordingly, the Company filed the Chapter 11 Cases in the Bankruptcy Court in order to effectuate the Plan of Reorganization.

CEDC and CEDC FinCo also announced the successful completion of the consent solicitation conducted with respect to the indenture governing the 2016 Notes, as the requisite consents were obtained to approve the Covenant Amendments, the Collateral and Guarantee Amendments and the Bankruptcy Waiver Amendments, each as defined in the Amended and Restated Offering Memorandum, Consent Solicitation Statement and Disclosure Statement dated March 8, 2013. Approximately 95% of the 2016 Notes by principal amount voted to approve those waivers and amendments.

Finally, CEDC and CEDC FinCo announced the termination of the exchange offer for the 2016 Notes. The exchange offer failed to meet the minimum tender condition necessary for the consummation of the offer.

On May 13, 2013, the Bankruptcy Court entered an order confirming the Plan. The Effective Date of the Plan was June 5, 2013.

Description of the Plan of Reorganization

The Plan of Reorganization included the following:

•

RTL made a $172.0 million cash investment and exchanged the RTL Credit Facility for new shares of common stock of the Company, with the proceeds of the RTL Investment used to fund the cash consideration in the exchange offer for 2016 Notes described below;

•

all 2016 Notes were exchanged for (i) the New Secured Notes equal to $450 million plus the aggregate interest accrued but unpaid on the outstanding 2016 Notes not accepted for tender in the reverse “Dutch Auction” available to 2016 Noteholders (as described in the Offering Memorandum) in accordance with their existing terms in respect of the period from March 16, 2013 to the earlier of June 1, 2013 and the date preceding the date of issuance of the New Secured Notes, (ii) the New Convertible Secured Notes and (iii) $172 million in cash. This consideration afforded holders of 2016 Notes an estimated recovery of approximately 83.7%;

•

all 2013 Notes and the RTL Notes were exchanged for their pro rata share (based upon the approximate $282.0 million sum of aggregate principal amount of 2013 Notes and the RTL Notes outstanding and accrued interest calculated through March 15, 2013) of $16.9 million in cash, which was also funded by RTL; and

•

in exchange for the RTL Investment and funding the cash distribution to 2013 Noteholders, RTL and its affiliates received new shares of common stock of the Company representing 100% of reorganized CEDC. All of the Company’s shares of common stock outstanding prior to the Effective Date of the Plan were cancelled.

In addition, RTL made an offer (i) outside the United States in “offshore transactions” in compliance with Regulation S under the Securities Act; and (ii) to Accredited Investors to exchange, subject to certain conditions, 2013 Notes not held by RTL in exchange for the Cash Payment and RTL Offer Notes. Each accepting holder assigned to RTL all of its rights under such 2013 Notes, including the right to its distribution under the Plan of Reorganization included in the Supplement.

Holders of 2013 Notes other than RTL who participated in the RTL Offer received an estimated recovery of 34.9%. Holders of 2013 Notes that did not participate in the RTL Offer received their proportionate share of $16.9 million in cash under the Plan of Reorganization (shared with the RTL Notes). Holders of 2013 Notes that participated in the RTL Offer did not receive a distribution from CEDC or its U.S. subsidiaries under the Plan of Reorganization.

Significant factors affecting our consolidated results of operations

Effect of Exchange Rate and Interest Rate Fluctuations

Substantially all of Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the statement of operations results from to the movement of the average exchange rate used to translate the statements of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statements of operations relate only to realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint.

Because the Company’s reporting currency is the U.S. dollar, the translation effects of fluctuations in the exchange rate of our functional currencies have impacted the Company’s financial condition and results of operations and have affected the comparability of our results between financial periods.

As of December 31, 2012 the Company had borrowings including its Convertible Notes due 2013 and Senior Secured Notes due 2016 that are denominated in U.S. dollars and euros, which have been lent to its operations where the functional currency is the Polish zloty and Russian ruble. The effect of having debt denominated in currencies other than the Company’s functional currencies is to increase or decrease the value of the Company’s liabilities on that debt in terms of the Company’s functional currencies when those functional currencies depreciate or appreciate in value, respectively. As a result of this, the Company is exposed to gains and losses on the re-measurement of these liabilities. The table below summarizes the pre-tax impact of a one percent movement in each of the exchange rate which could result in a significant impact in the results of the Company’s operations.

Exchange Rate	Value of notional amount with accrued interest as of December 31, 2012	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$386.9 million	$3.9 million gain/loss
USD-Russian ruble	$267.3 million	$2.7 million gain/loss
EUR-USD	€433.2 million or approximately $571.3 million	$5.7 million gain/loss
EUR-Russian ruble	€29.6 million or approximately $39.0 million	$0.4 million gain/loss

Effect of Impairment Testing

        The Company continued to observe an overall market environment of declining vodka consumption and significant price sensitivities in its core markets of Poland and Russia. Additionally the Company experienced other key changes in market conditions, including changing of sales channel and product mix as well as alcohol excise increases in Russia. Resulting from the annual impairment test performed as of December 31, 2012, the Company has taken an impairment charge of $327.8 million that was required in relation to its core business in Poland and Russia Import unit. We also experienced related underperformance of certain brands in Russia, primarily Kaufman, Zhuravli and Urozhay. Therefore, the Company also took an impairment charge for trademarks during the fourth quarter of 2012 of $39.2 million. Moreover, the Company took an impairment charge for customer relationships during the fourth quarter of 2012 of $5.8 million.

We also have experienced impairment charges in prior periods, which affect our prior period to period comparability. The total impairment charges taken in prior periods are presented in the table below:

Year	Trademarks impairment	Goodwill impairment
2011	$127.7	$930.1
2010	131.8	0
2009	20.3	0

	$279.8	$930.1

We cannot assure you that we will not recognize further asset impairments or experience declines in our financial performance in connection with the ongoing challenges that we are facing in our core markets.

Year ended December 31, 2012 compared to year ended December 31, 2011

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Year ended December 31,
	2012	2011 Restated
Sales	$1,745,315	$1,737,996
Excise taxes	(929,642)	(908,430)
Net sales	815,673	829,566
Cost of goods sold	488,281	530,495

Gross profit	327,392	299,071

Selling, general and administrative expenses	282,848	262,175
Gain on remeasurement of previously held equity interests	0	(7,898)
Impairment charges(1)	372,899	1,057,819

Operating income / (loss)	(328,355)	(1,013,025)

Non-operating income / (expense), net
Interest expense, net	(106,584)	(110,158)
Other financial income / (expense), net	99,273	(139,069)
Other non-operating expenses, net	(15,875)	(17,910)

Loss before taxes, equity in net income from unconsolidated investments	(351,541)	(1,280,162)

Income tax benefit/(expense)	(11,697)	(37,512)
Equity in net earnings/(losses) of affiliates	0	(7,946)

Loss from continuing operations	(363,238)	(1,325,620)

Loss from continuing operations per share of common stock, basic	$(4.74)	$(18.37)

Loss from continuing operations per share of common stock, diluted	$(4.74)	$(18.37)

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(18,225)	(32,514)

Comprehensive income / (loss) attributable to the Company	$(381,463)	$(1,358,134)

(1)	Impairment Charges for the year ended December 31, 2012 in this Annual Report are lower than those previously provided by the Company as preliminary unaudited estimates.

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and imports and value added tax. Total net sales decreased by approximately 1.7%, or $13.9 million, from $829.6 million for the year ended December 31, 2011 to $815.7 million for the year ended December 31, 2012.

The decrease was driven by the impact of foreign exchange translation of $49.9 million and lower local currency sales value of $15.1 million. Decrease was partially offset by the consolidation of Whitehall only for eleven months in 2011 comparing to full year 2012 of $6.5 million, increase in export sales in Russia of $5.2 million and increase of $39.4 million due to price mix. Our business split by segment, which represents our primary geographic locations of operations, Poland, Russia and Hungary, is shown below:

	Segment Net Sales Twelve months ended December 31,
	2012	2011
Segment
Poland	$237,602	$226,411
Russia	550,316	572,148
Hungary	27,755	31,007

Total Net Sales	$815,673	$829,566

Sales for Poland increased by $11.2 million from $226.4 million for the year ended December 31, 2011 to $237.6 million for the year ended December 31, 2012. This increase was driven mainly by sales volume growth which increased our domestic sales by $14.6 million. The main drivers of our sales volume growth was the continued success of the Żubrówka Biała brand which grew by 19% from 2011 to reach 27 million liters as well as 122% increase in sales volume of Soplica flavored vodkas. Additionally improved product and channel mix contributed $16.1 million to the overall growth. Offsetting some of this growth was decline in Absolwent sales volume which was down by 37% and FX effect from weakening of the Polish zloty against the U.S. dollar which accounted for approximately $19.5 million reduction of sales in U.S. dollar terms.

Sales for Russia decreased by $21.8 million from $572.1 million for the year ended December 31, 2011 to $550.3 million for the year ended December 31, 2012. This decline resulted mainly from lower domestic sales by $29.3 million, which was due to decrease in vodka sales volume of 8% and RTD sales volume of 15%. Moreover weakening of the Russian ruble against the U.S. dollar accounted for $27.5 million decline. Offsetting this was mainly export sales which grew by of $5.2 million and price/channel mix which represents $23.3 million of the growth. Also consolidation of Whitehall in the twelve months in 2012 versus eleven months in 2011 resulted in $6.5 million growth.

Sales for Hungary decreased by $3.2 million from $31.0 million for the year ended December 31, 2011 to $27.8 million for the year ended December 31, 2012 which results from a $0.3 million decrease in volumes in domestic sales as well as decrease resulting from weakening of the Hungarian forint against the U.S. dollar which accounted for approximately $2.9 million of sales in U.S. dollar terms.

Gross Profit

Total gross profit increased by approximately 9.5%, or $28.3 million, to $327.4 million for the year ended December 31, 2012, from $299.1 million for the year ended December 31, 2011. Gross profit margins as a percentage of net sales increased by 4.0 percentage points from 36.1% to 40.1% for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Increase of gross profit was mainly due to better price/channel mix which contributed $64.5 million of growth. Consolidation of Whitehall brought additional $2.0 million and export sales $1.4 million. Those increases were offset by higher spirit costs in Russia which resulted in a $13.7 million impact on gross margins for the year ended December 31, 2012 compared to the same period in 2011. Additionally the decline was driven by the lower domestic sales of $7.4 million driven mainly by decrease in Russia. Finally, influence of FX rates decreased gross profit by $18.5 million.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, provision for bad debts, fair value adjustments. Total operating expenses decreased by $656.4 million, from $1,312.1 million for the year ended December 31, 2011 to $655.7 million for the year ended December 31, 2012. This change is primarily driven by a lower non-cash impairment charge for Poland and Russia recorded as of December 31, 2012 of $372.9 million while as of December 31, 2011 impairment charge amounted to $1,057.8 million. Decrease in impairment charge was partially offset by one-time gain which was recognized in the year ended December 31, 2011, amounting to $7.9 million based on the remeasurement of previously held equity interests in Whitehall to fair value. For comparability of costs between periods, items of operating expenses after excluding these fair value adjustments are shown separately in the table below.

Operating expenses, excluding fair value adjustments, as a percent of net sales increased from 31.6% for the year ended December 31, 2011 to 34.7% for the year ended December 31, 2012. Operating expenses, net of fair value adjustments increased by $20.6 million, from $262.2 million for the year ended December 31, 2011 to $282.8 million for the year ended December 31, 2012. The increase resulted primarily from the restatement and restructuring process, conducted in the Company in 2012 giving additional $37.6 million and from the consolidation of the results of Whitehall of $4.0 million of costs. This was offset by weakening of our functional currencies against U.S. dollar which gave $14.5 million decrease and savings on costs, mainly in Russia, of $6.5 million. They included $2.5 million decrease in costs of provision for doubtful debts which were significantly higher in 2011 due to numerous bankruptcies of our contractors and weaker credit control. Transports and logistics costs decreased by $5.3 million as a result of lower volume sold. Whitehall’s and RAG’s redundancy in staff resulted in $3.0 million of savings. Those decreases were offset by increase in legal and professional costs of $2.0 million resulting from professionals engaged to help to improve operational activity of the Company and increase in other costs of $2.3 million.

The table below sets forth the items of operating expenses.

	Year Ended December 31,
	2012	2011
S,G&A, excluding marketing, depreciation and amortization	$244,919	$220,510
Marketing	28,932	30,828
Depreciation and amortization	8,997	10,837

Sub-Total	282,848	262,175
Impairment charges	372,899	1,057,819
Gain on remeasurement of previously held equity interest	0	(7,898)

Total operating expense	$655,747	$1,312,096

S,G&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. S,G&A expenses increased by $24.4 million, from $220.5 million for the year ended December 31, 2011 to $244.9 million for the year ended December 31, 2012. This increase was primarily a result of restatement and restructuring costs which amounted to $37.6 million which were offset by cost savings described above and foreign exchange impact.

Marketing costs decreased by $1.9 million, from $30.8 million for the year ended December 31, 2011 to $28.9 million for the year ended December 31, 2012.

Depreciation and amortization decreased by $1.8 million, from $10.8 million for the year ended December 31, 2011 to $9.0 million for the year ended December 31, 2012, mainly due to reduction of investments in non-productive fixed assets.

As described further in Note 8 and Note 9 the Company performed an annual impairment test of goodwill and other intangible assets on December 31, 2012 which resulted in total impairment charge in the year of $327.8 million for goodwill and $45.1 million for intangible assets.

Operating Income/(loss)

Total operating loss decreased by $684.6 million, from $1,013.0 million loss for the year ended December 31, 2011 to $328.4 million loss for the year ended December 31, 2012, primarily driven by a lower impairment charge for Poland and Russia recorded as of December 31, 2012 by $684.9 million. The table below summarizes the segmental split of operating loss. Excluding the impact of fair value adjustments incurred in 2012 and corporate overheads, underlying operating income increased from $43.8 million to $83.5 million.

	Year ended December 31,
	2012	2011
Segment
Poland	$33,995	$27,334
Russia	$44,935	10,982
Hungary	$4,604	5,448

Sub-Total	$83,534	43,764
Impairment charges	(372,899)	(1,057,819)
Gain on remeasurement of previously held equity interest	0	7,898
Corporate overhead
General corporate overhead	(36,036)	(4,263)
Option expense	(2,954)	(2,605)

Total operating loss	$(328,355)	$(1,013,025)

The overall increase in operating income, excluding fair value adjustments and corporate overheads results primarily from better results in Russia and Poland as compared to last year offset by advisory costs incurred during restatement and restructuring process in 2012. Underlying operating income in Poland excluding fair value adjustments and corporate overheads, increased by approximately 24.5%, or $6.7 million, from $27.3 million for the year ended December 31, 2011 to $34.0 million for the year ended December 31, 2012. The operating income in Russia, excluding fair value adjustments and corporate overheads increased by 308.2%, or $33.9 million from the income of $11.0 million for the year ended December 31, 2011 to $44.9 million for the year ended December 31, 2012. The changes in operating income in both of these segments were driven by all of the factors described above.

Non-Operating Income and Expenses

Total interest expense decreased by approximately 3.3%, or $3.6 million, from $110.2 million for the year ended December 31, 2011 to $106.6 million for the year ended December 31, 2012. This decrease is mainly a result of a weaker euro as compared to the U.S. dollar, as a significant portion of the long-term borrowings are denominated in euros.

The Company recognized $99.3 million of other financial income in the year ended December 31, 2012, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $139.1 million of loss in the year ended December 31, 2011.

Total other non-operating expenses decreased by $2.0 million, from $17.9 million for the year ended December 31, 2011 to $15.9 million for the year ended December 31, 2012. Expenses in 2011 consisted of $7.4 million representing write-off of assets related to Tula facility to net realizable value. Additionally it included $5.7 million of other losses which primarily related to the costs of factoring in Poland and bank guarantees in Poland and Russia for customs and excise taxes. The Company began to factor receivables in 2011 which represent $2.9 million of expense for the year ended December 31, 2011. In Russia due to changes in legislation in 2011, the Russian business is required to have a bank guarantee to cover the excise tax related to six months of production at the time of spirit purchase, which resulted in $2.0 million of cost in 2011. In 2012 total balance primarily consists of $4.9 million costs of factoring in Poland and $6.0 million which is bank guarantees costs in Russia. Moreover $1.9 million represents cost of consent fee relating to late filing of Q2 2012 reporting, and $0.7 million represents write-off of assets related to Tula facility.

	Year ended December 31,
	2012	2011
Impairments related to assets held for sale	(675)	(7,355)
Factoring costs and bank fees	(10,869)	(5,652)
Bank waiver costs	(1,867)	0
Other gains / (losses)	(2,464)	(4,903)

Total other non-operating income / (expense), net	$(15,875)	$(17,910)

Income Tax

Our tax charge for 2012 was $11.7 million which represents an effective tax rate for the year ended December 31, 2012 of (3.3%). The statutory tax rates in our key jurisdictions are 19% in Poland, 20% in Russia and 35% in the US. The net increase in the Company’s uncertain income tax position, excluding the related accrual for interest and penalties, for 2012 resulted from additions for prior year tax positions of $8.5 million and for current year tax positions of $5.6 while for 2011 resulted from additions for prior year tax positions of $5.0 million. As of December 31, 2012 and as of December 31, 2011, the uncertain income tax position balance was $18.9 million and $7.1 million respectively. Due to underperformance of certain of the Company’s subsidiaries the Company recognized in 2012 an additional impairment of goodwill amounting to $327.8, which has no impact on tax. This resulted in a net tax charge even though on a consolidated basis the Company incurred a pre-tax loss. Additionally in 2012, the Company recognized additional valuation allowance of $13.5 million related to tax losses and other deferred tax assets. In 2011 due to underperformance of certain of the Company’s subsidiaries the Company determined that an additional non cash valuation allowance for deferred tax assets of $61.3 million was required and took the charge during the year. Additionally in 2011, the Company did not recognize a tax asset for losses at these subsidiaries therefore the tax expense for the profitable entities was not offset by a tax benefit at loss making entities.

Year ended December 31, 2011 compared to year ended December 31, 2010

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Year ended December 31,
	2011 Restated	2010 Restated
Sales	$1,737,996	$1,563,100
Excise taxes	(908,430)	(860,969)
Net sales	829,566	702,131
Cost of goods sold	530,495	392,461

Gross profit	299,071	309,670

Selling, general and administrative expenses	262,175	235,412
Gain on remeasurement of previously held equity interests	(7,898)	0
Impairment charges	1,057,819	131,849

Operating loss	(1,013,025)	(57,591)

Non-operating income / (expense), net
Interest expense, net	(110,158)	(101,325)
Other financial income / (expense), net	(139,069)	3,024
Other non-operating expenses, net	(17,910)	(13,879)

Loss before taxes, equity in net income from unconsolidated investments	(1,280,162)	(169,771)

Income tax benefit / (expense)	(37,512)	13,861
Equity in net earnings / (losses) of affiliates	(7,946)	13,386

Loss from continuing operations	(1,325,620)	(142,524)

Discontinued operations
Loss from operations of distribution business	0	(8,442)
Income tax benefit	0	37

Loss on discontinued operations	0	(8,405)

Net loss	$(1,325,620)	$(150,929)

Loss from continuing operations per share of common stock, basic	$(18.37)	$(2.03)
Loss from discontinued operations per share of common stock, basic	$0.00	$(0.12)

Loss from operations per share of common stock, basic	$(18.37)	$(2.15)

Loss from continuing operations per share of common stock, diluted	$(18.37)	$(2.03)
Loss from discontinued operations per share of common stock, diluted	$0.00	$(0.12)

Loss from operations per share of common stock, diluted	$(18.37)	$(2.15)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(32,514)	(61,155)

Comprehensive loss	$(1,358,134)	$(212,084)

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

	Segment Net Sales Year ended December 31,
	2011	2010
Segment
Poland	$226,411	$225,281
Russia	572,148	446,329
Hungary	31,007	30,521

Total Net Sales	$829,566	$702,131

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

Sales for Hungary increased by $0.5 million from $30.5 million for the year ended December 31, 2010 to $31.0 million for the year ended December 31, 2011 which results in a $1.5 million decrease in volumes in local currency terms as well as an increase resulting from strengthening of the Hungarian forint against the U.S. dollar which accounted for approximately $2.0 million of sales in U.S. dollar terms.

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

Operating Expenses

Operating expenses consist of selling, general and administrative, or “S,G&A” expenses, advertising expenses, non-production depreciation and amortization, provision for bad debts and, fair value adjustments. Total operating expenses increased by $944.8 million, from $367.3 million for the year ended December 31, 2010 to $1,312.1 million for the year ended December 31, 2011. This change is primarily driven by a non-cash impairment charge for Poland and Russia recorded as of December 31, 2011 of $1,057.8 million, and one-time gain recognized in the year ended December 31, 2011, amounting to $7.9 million based on the remeasurement of previously held equity interests in Whitehall to fair value.

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

	Year Ended December 31,
	2011	2010
S,G&A	$220,510	$192,261
Marketing	30,828	35,149
Depreciation and amortization	10,837	8,002

Sub-Total	262,175	235,412
Impairment charges	1,057,819	131,849
Gain on remeasurement of previously held equity interest	(7,898)	0

Total operating expense	$1,312,096	$367,261

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

Operating Income

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

	Year ended December 31,
	2011	2010
Segment
Poland	$27,334	$28,478
Russia	10,982	48,805
Hungary	5,448	5,442

Sub-Total	43,764	82,725

	Year ended December 31,
	2011	2010
Impairment charges	(1,057,819)	(131,849)
Gain on remeasurement of previously held equity interest	7,898	0
Corporate overhead
General corporate overhead	(4,263)	(5,261)
Option expense	(2,605)	(3,206)

Total operating loss	$(1,013,025)	$(57,591)

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

Non-Operating Income and Expenses

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

Total other non-operating expenses increased by $4.0 million, from $13.9 million for the year ended December 31, 2010 to $17.9 million for the year ended December 31, 2011. Expenses in 2010 consisted of a one-time charge of $14.1 million related to the early call premium when the Senior Secured Notes due 2012 were repaid early in January 2010. Moreover they included the write-off of the unamortized offering costs related to the Senior Secured Notes due 2012 of $4.1 million. This was offset by a final dividend of $7.6 million received prior to disposal of the distribution business. In 2011 total balance primarily consists of $7.4 million representing write-off of assets related to Tula facility to net realizable value. Additionally it includes $5.7 million of other losses which primarily related to the costs of factoring in Poland and bank guarantees in Poland and Russia for customs and excise taxes. The Company began to factor receivables in 2011 which represent $2.9 million of expense for the year ended December 31, 2011. In Russia due to changes in legislation in 2011, the Russian business is required to have a bank guarantee to cover the excise tax related to six months of production at the time of spirit purchase, which resulted in $2.0 million of cost in 2011.

	Year ended December 31,
	2011	2010
Early redemption call premium	$0	$(14,115)
Write-off of unamortized offering costs	0	(4,076)
Dividend received	0	7,642
Professional service expenses related to the sale of the distribution	0	(2,000)
Impairment related to assets held for sale	(7,355)	0
Factoring costs and bank fees	(5,652)	(2,267)
Other gains / (losses)	(4,903)	937

Total other non-operating income / (expense), net	$(17,910)	$(13,879)

Income Tax

Our tax charge for 2011 was $37.5 million which represents an effective tax rate for the year ended December 31, 2011 of (2.9%). The statutory tax rates in our key jurisdictions are 19% in Poland, 20% in Russia and 35% in the US. However due to underlying performance of certain of the Company’s subsidiaries the Company determined that an additional non cash valuation allowance for deferred tax assets of $61.3 million was required and took the charge during the year. Additionally, the Company did not recognize a tax asset for losses at these subsidiaries therefore the tax expense for the profitable entities was not offset by a tax benefit at loss making entities. The net increase in the Company’s uncertain income tax position, excluding the related accrual for interest and penalties, for 2011 resulted from additions for prior year tax positions of $5.0 million. As of December 31, 2011, the uncertain income tax position balance was $7.1 million. This resulted in a net tax charge even though on a consolidated basis the Company incurred a pre-tax loss.

Equity in Net Earnings

Equity in net losses for the year ended December 31, 2011 include the Company’s proportional share of net income from its investment in the Moet Hennessey Russia Joint Venture for the period from January 1, 2011 to March 30, 2011 and Whitehall for the period from January 1, 2011 to February 7, 2011.

Statement of Liquidity and Capital Resources

During the year ended December 31, 2012, the Company’s primary sources of liquidity were credit facilities. The Company’s primary uses of cash were to fund its working capital requirements, service indebtedness and finance capital expenditures. The following table sets forth selected information concerning the Company’s consolidated cash flow during the periods indicated.

	Twelve months ended December 31, 2012	Twelve months ended December 31, 2011 Restated	Twelve months ended December 31, 2010 Restated
Cash flow from / (used) in operating activities	$(98,952)	$29,986	$(28,117)
Cash flow from / (used) in investing activities	(8,715)	(56,873)	464,921
Cash flow from / (used) in financing activities	93,225	10,091	(426,840)

Management views and performs analysis of financial and non-financial performance indicators of the business by segments that are split by countries. The extensive analysis of indicators such as sales value in local currencies, gross margin and operating expenses by segment is included in the MD&A section of this Form 10-K.

Fiscal year 2012 cash flow

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Overall cash flow from operating activities decreased from cash generation of $30.0 million for the year ended December 31, 2011 to cash outflow of $99.0 million for the year ended December 31, 2012. For the year ended December 31, 2012 the Company had $82.7 million of cash inflows from accounts receivable collection as compared to an inflow of $74.6 million for the year ended December 31, 2011.

Overall working capital movements of accounts receivable, inventory, prepayments, other current assets, other accrued liabilities and payables and trade accounts payable used approximately $43.4 million of cash during the year ended December 31, 2012. Days sales outstanding (“DSO”) as of December 31, 2012 amounted to 54 days. The number of days in inventory as of December 31, 2012 amounted to 45 days. As of December 31, 2011 inventory days amounted to 81 days. However, in 2012 we changed methodology of calculating inventory rotation, so that it is more adequate to the nature of our business. Using new methodology days of inventory as at 31 December, 2011 amounted to 30 days. In addition, the ratio of our current assets to current liabilities, net of inventories, amounted to 0.32 as of December 31, 2012.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire fixed assets. Net cash outflows for the year ended December 31, 2012 was $8.7 million as compared to an outflow of $56.9 million for the year ended December 31, 2011. Outflow for the year ended December 31, 2011 represented the cash obligations paid as a result of the February 2011 acquisition of Whitehall of $36.8 million, net of cash acquired on consolidation, payment for the acquisition of the Kauffman Vodka trademark of $17.5 million, and payment of the remaining part of deferred consideration for Russian Alcohol Group of $5 million offset by proceeds received from disposal of the Moet Hennessy Joint Venture of $17.7 million.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash provided by financing activities was $93.2 million for the year ended December 31, 2012 as compared to an inflow of $10.1 million for the year ended December 31, 2011. The primary inflow in the year ended December 31, 2012 was $100 million of cash invested by Roust Trading Limited and its affiliates offset by cash used for repayment of part of Convertible Senior Notes and loans by the Company.

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

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness, borrowings under credit facilities and cash inflows from private placements and exercise of options. Net cash generated in financing activities was $10.1 million for the year ended December 31, 2011 as compared to an outflow of $426.8 million for the year ended December 31, 2010. The primary use in the year ended December 31, 2011 was repayment of loans by the Company offset by certain loans drawn in Russia. For details see Note 13 to the Condensed Consolidated Financial Statements.

The Company’s Future Liquidity and Capital Resources

CEDC’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As discussed further in Note 13 to CEDC’s consolidated financial statements, the Company failed to pay $257.9 million principal due on the 2013 Convertible Senior Notes (“2013 Notes”). Under the terms of the 2013 Notes Indenture, the failure to pay principal when due constituted an Event of Default.

Chapter 11 Filing

On April 7, 2013, the Debtors filed Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court in order to effectuate the Debtors’ prepackaged Plan of Reorganization. The Chapter 11 Cases were jointly administered under the caption “In re: Central European Distribution Corporation, et al.” Case No. 13-10738. The Plan of Reorganization was confirmed by the Bankruptcy Code on May 13, 2013. The Effective Date of the Plan was June 5, 2013.

The Company believes that this successful restructuring will improve its financial strength and flexibility and enable it to focus on maximizing the value of its strong brands and market position. The Chapter 11 Cases and the Plan of Reorganization which were approved by the Bankruptcy Court, eliminated approximately $665.2 million in debt from the Company’s balance sheet, did not involve the Company’s operating subsidiaries in Poland, Russia, Ukraine or Hungary and had no impact on their business operations. Operations in these countries are independently funded and continued to generate revenue during this process. All obligations to employees, vendors, credit support providers and government authorities were honored in the ordinary course without interruption.

Maturity of 2013 Notes and defaults under the 2016 Notes

On March 15, 2013, the Company failed to pay $257.9 million principal due on the 2013 Notes. Under the terms of the 2013 Notes Indenture, the failure to pay principal when due constituted an Event of Default (as defined in the 2013 Notes Indenture).

On March 18, 2013, the Company failed to pay $20.0 million due under the RTL Notes. As described above, the exchange of the RTL Notes for cash constituted an integral part of the proposed Plan of Reorganization.

Under Section 6.1(5)(a) of the 2016 Notes Indenture, the failure to pay principal when due on the 2013 Notes constituted an Event of Default under the 2016 Notes Indenture. Under Section 6.2 of the 2016 Notes Indenture, if an Event of Default occurs and is continuing, then the Trustee or holders of not less than 25% of the aggregate principal amount of the outstanding 2016 Notes may, and the Trustee upon request of such holders shall, declare the principal plus any accrued and unpaid interest on the 2016 Notes to be immediately due and payable. As of December 31, 2012, the Company had $380 million and €430 million (or approximately $567.1 million) of 2016 Notes outstanding.

Under Section 6.1(11)(a)(i) of the 2016 Notes Indenture, the commencement of a voluntary case to be adjudicated bankrupt under the bankruptcy laws constituted an Event of Default. Under Section 6.2 of the 2016 Notes Indenture, if such an Event of Default occurs and is continuing, then the principal plus any accrued and unpaid interest on the 2016 Notes shall be immediately due and payable. On April 4, 2013, the Company and CEDC FinCo completed their solicitation of consents to the Covenant Amendments, the Collateral and Guarantee Amendments and the Bankruptcy Waiver Amendments, each as defined the Amended and Restated Offering Memorandum, Consent Solicitation Statement and Disclosure Statement, dated March 8, 2013, filed as an exhibit to a tender offer statement on Schedule TO-I/A on March 11, 2013, as amended and supplemented by Supplement No. 1 to the Offering Memorandum, dated March 18, 2013, filed as an exhibit to the Form 8-K filed on March 19, 2013. Holders of the requisite principal amount of 2016 Notes approved the Covenant Amendments, the Collateral and Guarantee Amendments and the Bankruptcy Waiver Amendments. The Bankruptcy Waiver Amendments provided that a Chapter 11 filing by the Debtors would not result in automatic acceleration of the obligations of the Subsidiary Guarantors of the 2016 Notes.

While the filing of the Chapter 11 Cases resulted in the automatic acceleration of payment of accrued interest and principal by the Company and CEDC FinCo, any efforts to enforce the payment obligations against the Debtors under the Accelerated Financial Obligations were stayed under the Bankruptcy Code as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court. Further, as a result of the Bankruptcy Waiver Amendments, the filing of the Chapter 11 Cases did not result in the automatic acceleration of payment obligations by the Subsidiary Guarantors. Following the effectiveness of the Plan of Reorganization, the 2013 Notes and the 2016 Notes have been cancelled by order of the Bankruptcy Court and no amounts remain outstanding.

Future Liquidity and Capital Resources

Notwithstanding the foregoing, we believe that cash on hand, cash from operations and available credit facilities will be sufficient to fund our anticipated cash requirements for working capital purposes and normal capital expenditures, and that we will remain in compliance with the financial covenants contained in our debt agreements, for at least the next twelve months. The Company’s cash flow forecasts used in making this determination include the assumption that certain credit and factoring facilities that are coming due in 2013 will be renewed to manage the Company’s working capital needs.

Financing Arrangements

Bank Facilities

As of December 31, 2012, the Company has outstanding liability of € 28.1 (€29.6 including accrued interest) million ($37.1 million) from the term loans from Alfa-Bank, Bank Zenit and Raiffeisenbank drawn by Whitehall:

•

The loan agreement with Alfa-Bank, dated July 22, 2008, matures on October 18, 2014. The credit limit under this agreement is €20.0 million ($26.4 million). The loan as of December 31, 2012 consists of eleven open tranches released between September 26, 2012 and December 27, 2012, and are repayable between March 26, 2013 and September 27, 2013. As of December 31, 2012, the Company had outstanding liability of €13.1 (€14.0 including accrued interest) million ($17.3 million) from this term loan.

•

The loan agreement with Bank Zenit, dated August 16, 2012, matures on April 25, 2014. The credit limit under this agreement is €10.0 million ($13.2 million). The loan as of December 31, 2012 consists of four open tranches released between August 16, 2012 and October 26, 2012, and are repayable between January 25, 2013 and March 15, 2013. These tranches were repaid and new tranches were released after year end. As of December 31, 2012, the Company had outstanding liability of €10.0 (€10.3 including accrued interest) million ($13.2 million) from this term loan.

•

The loan agreement with Raiffeisenbank, dated October 26, 2012, matures on September 30, 2013. The credit limit under this agreement is €5.0 million ($6.6 million). This loan has financial covenants that need to be met. These financial covenants will be calculated once statutory financial statements are completed. There is a risk that financial covenants related to this loan have not been met as of December 31, 2012. The loan as of December 31, 2012 consists of four open tranches released between October 26, 2012 and November 20, 2012, and are repayable on September 30, 2013. As of December 31, 2012, the Company had outstanding liability of €5.0 (€5.3 including accrued interest) million ($6.6 million) from this term loan.

The aforementioned loans drawn by Whitehall are guaranteed by Whitehall companies. The loan agreement with Alfa-Bank and with Bank Zenit are secured by the Company’s inventory. Total limit of bank debt for Whitehall companies under those loans is €28.0 ($36.9) million for Alfa-Bank and €30.0 ($39.6) for Raiffeisenbank. Limit for Alfa-Bank was exceeded by €0.1 ($0.13) million, however Alfa-Bank has not requested for payment of any part of this loan and the outstanding balance was reduced by Whitehall below the maximum allowable amount subsequent to December 31, 2012.

As of December 31, 2012, the Company has outstanding term loans of 2,696.1 (2,702.0 including accrued interest) million Russian rubles ($88.7 million) from MKB Bank, Alfa-Bank, Sberbank and Grand Invest Bank, all drawn by Russian Alcohol Group, as well as, an overdraft facility from Nomos-Bank and an overdraft facility from Sberbank drawn by Bravo Premium:

•

The loan agreement with MKB Bank, dated July 19, 2012, matured on February 25, 2013 and was fully repaid. As of December 31, 2012, the Company had outstanding liability of 900.0 (903.5 including accrued interest) million Russian rubles ($29.6 million) from this term loan. This loan was secured by inventory.

•

The loan agreement with Alfa-Bank, dated July 25, 2012, matured on February 28, 2013 and was fully repaid. As of December 31, 2012, the Company has outstanding liability of 724.0 (725.6 including accrued interest) million Russian rubles ($23.8 million) from this term loan.

•

The two loan agreements with Grand Invest Bank, dated November 25, 2011 and December 19, 2012, mature on November 22, 2013. These loans have turnover clauses that need to be met. As of December 31, 2012, the Company has outstanding liability of 350.0 million Russian rubles ($11.5 million) from these term loans. Production plant of Parliament is a security for these loans.

•

The loan agreement with Sberbank dated November 23, 2012, matures on November 22, 2013. As of December 31, 2012 outstanding debt is 248.0 (248.8 including accrued interest) million Russian rubles ($8.2 million). This loan is secured by property, equipment, land, guarantees and inventory. There are financial covenants related to this loan, and they were all met.

•

The overdraft agreement with Nomos-Bank, dated December 24, 2012, matured on March 7, 2013 and was repaid. The credit limit under this agreement was 500.0 million Russian rubles ($16.4 million). As of December 31, 2012, the loan was utilized in the amount of 459.1 million Russian rubles ($15.1 million).

•

The overdraft agreement with Sberbank, dated February 6, 2012, matured on February 5, 2013 and was fully paid. The credit limit under this agreement is 60.0 million Russian rubles ($2.0 million). This loan is secured by fixed assets. As of December 31, 2012, the Company has outstanding liability in the amount of 15.0 million Russian rubles ($0.5 million).

As of December 31, 2012 Bols Hungary had overdraft facility dated August 2, 2012, matures on August 1, 2013. The credit limit under this agreement is 500.0 million Hungarian forint ($2.3 million). As of December 31, 2012, the loan was utilized in the amount 449.9 million Hungarian forint ($2.1 million). The loan is secured by inventory and receivables.

As of December 31, 2012, the liabilities from factoring with recourse amount to $8.6 million Polish zlotys ($2.8 million) and are included in the short term bank loan in the balance sheet described in Note 4.

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

Under Section 6.1(5)(a) of the 2016 Notes Indenture, the failure to pay principal when due on the 2013 Notes constituted an Event of Default under the 2016 Notes Indenture. Under Section 6.2 of the 2016 Notes Indenture, if an Event of Default occurs and is continuing, then the Trustee or holders of not less than 25% of the aggregate principal amount of the outstanding 2016 Notes may, and the Trustee upon request of such holders shall, declare the principal plus any accrued and unpaid interest on the 2016 Notes to be immediately due and payable.

Under Section 6.1(11)(a)(i) of the 2016 Notes Indenture, the commencement of a voluntary case to be adjudicated bankrupt under the bankruptcy laws constituted an Event of Default. Under Section 6.2 of the 2016 Notes Indenture, if such an Event of Default occurs and is continuing, then the principal plus any accrued and unpaid interest on the 2016 Notes shall be immediately due and payable. On April 4, 2013, the Company and CEDC FinCo completed their solicitation of consents to the Covenant Amendments, the Collateral and Guarantee Amendments and the Bankruptcy Waiver Amendments. Holders of the requisite principal amount of 2016 Notes approved the Covenant Amendments, the Collateral and Guarantee Amendments and the Bankruptcy Waiver Amendments. The Bankruptcy Waiver Amendments provided that a Chapter 11 filing by the Debtors would not result in automatic acceleration of the obligations of the Subsidiary Guarantors of the 2016 Notes.

While the filing of the Chapter 11 Cases resulted in the automatic acceleration of payment of accrued interest and principal by the Company and CEDC FinCo, any efforts to enforce the payment obligations against the Debtors under the Accelerated Financial Obligations were under the Bankruptcy Code as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court. Further, as a result of the Bankruptcy Waiver Amendments, the filing of the Chapter 11 Cases did not result in the automatic acceleration of payment obligations by the Subsidiary Guarantors.

The Company addressed this default under the 2016 Notes Indenture through the Plan of Reorganization, which cancelled all outstanding 2016 Notes.

Convertible Senior Notes due 2013

On March 15, 2013, the Company failed to pay $257.9 million principal due on the 2013 Notes. Under the terms of the 2013 Notes Indenture, the failure to pay principal when due constituted an Event of Default (as defined in the 2013 Notes Indenture). The Company addressed the maturity of the 2013 Notes through the Plan of Reorganization, which cancelled all outstanding 2013 Notes.

RTL Notes

On May 7, 2012, the Company issued $70 million principal amount of senior notes due March 18, 2013, bearing an interest rate of 3.00% to Russian Standard Bank, an affiliate of Russian Standard Corporation. The RTL Notes were not secured or guaranteed. Pursuant to the terms of the RTL Credit Facility $50 million of the $70 million of RTL Notes was converted into the RTL Credit Facility. Following conversion, $20 million remained outstanding under the remaining RTL Notes, which matured on March 18, 2013. The Company addressed the maturity of the RTL Notes through the Plan of Reorganization, which cancelled all outstanding RTL Notes.

RTL Credit Facility

CEDC and RTL entered into the RTL Credit Facility on March 1, 2013, with effect from February 25, 2013. Pursuant to the terms of the RTL Credit Facility, $50 million aggregate principal amount of the RTL Notes was converted into a new term loan from RTL to CEDC in an aggregate principal amount of $50 million.

The RTL Credit Facility was cancelled by the effectiveness of the Plan of Reorganization.

Capital Expenditure

Our net capital expenditure on tangible fixed assets for the year ended December 31, 2012, 2011, and 2010 was $9.4 million, $15.1 million and $6.2 million, respectively. Capital expenditures during the year ended December 31, 2012, 2011 and 2010 were used primarily for production equipment and fleet.

We have estimated that capital expenditure for 2013 will be approximately $20 million, for 2014 approximately $15 million and approximately $9 million per year for next 3 years. Capital expenditure in 2013-2014 is expected to be used for SAP implementation and current maintenance of tangible fixed assets. A substantial portion of these future capital expenditure amounts are discretionary, and we may adjust spending in any period according to our needs. We currently intend to finance all of our capital expenditure through cash generated from operating activities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012:

	Payments due by period*
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(unaudited)
	($ in thousands)
Long-term debt obligations	$0	$0	$0	$0	$0
Interest on long-term debt	0	0	0	0	0
Short-term debt obligations	1,405,640	1,405,640	0	0	0
Interest on short-term debt	26,473	26,473	0	0	0
Operating leases	63,046	14,882	26,782	18,602	2,780
Capital leases	1,228	729	499	0	0
Contracts with suppliers	8,274	8,274	0	0	0
Short-term FIN 48 liabilities	4,195	4,195	0	0	0

Total	$1,508,856	$1,460,193	$27,281	$18,602	$2,780

* Does not affect the cancellation of debt and issuance of New Notes pursuant to the Plan of Reorganization.

Remaining FIN 48 liabilities are excluded from the contractual obligations table because the Company cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

Effects of Inflation and Foreign Currency Movements

Actual inflation in Poland was 2.4% in 2012, compared to inflation of 4.6% in 2011. In Russia and Hungary respectively, the actual inflation for 2012 was at 6.6% and 5.0%, compared to actual inflation of 6.1% and 4.1% in 2011.

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

As at December 31, 2012 the Company had borrowing including its Convertible Notes due 2013 and Senior Secured Notes due 2016 that are denominated in U.S. dollars and euros, which have been lent to its operations where the functional currency is the Polish zloty and Russian ruble. The effect of having debt denominated in currencies other than the Company’s functional currencies is to increase or decrease the value of the Company’s liabilities on that debt in terms of the Company’s functional currencies when those functional currencies depreciate or appreciate in value respectively. As a result of this, the Company is exposed to gains and losses on the remeasurement of these liabilities. The table below summarizes the pre-tax impact of a one percent movement in each of the exchange rate which could result in a significant impact in the results of the Company’s operations.

Exchange Rate	Value of notional amount with accrued interests as at December 31, 2012	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$386.9 million	$3.9 million gain/loss
USD-Russian ruble	$267.3 million	$2.7 million gain/loss
EUR-USD	€433.2 million or approximately $571.3 million	$5.7 million gain/loss
EUR-Russian ruble	€29.6 million or approximately $39.0 million	$0.4 million gain/loss

The 2013 Notes and 2016 Notes were cancelled pursuant to the Plan of Reorganization. The New Notes are denominated in U.S. dollars.

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

Sales are stated net of sales tax (VAT) and reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional listing fees and advertising allowances, cash discounts and rebates. Net sales revenue is presented net of excise tax.

Accounts Receivable

Accounts receivables are recorded based on the invoice price, inclusive of VAT (sales tax), and where a delivery note has been signed by the customer and returned to the Company. The allowances for doubtful accounts are based on our experience with past due accounts, collectability, history of write-offs, aging of accounts receivable, our analysis of customer data and our relationships with and the economic status of our customers. Individual trade receivables are provided against when management deems them not to be fully collectable. The Company typically does not provide for past due amounts due from large international retail chains (hypermarkets and supermarkets) as there have historically not been any issues with collectability of these amounts. When a trade account receivable is deemed uncollectible, the balance is charged off against the allowance for doubtful accounts.

Revenue Dilution

As part of normal business terms with customers, the Company provides for additional discounts and rebates off our standard list price for all of the products we sell. These revenue reductions are typically associated with annual or quarterly purchasing levels as well as payment terms. These rebates are divided into on-invoice and off-invoice discounts. The on-invoice reductions are presented on the sales invoice and deducted from the invoice gross sales value. The off-invoice reductions are calculated based on the analysis performed by management and are provided for in the same period the related sales are recorded. Discounts or fees that are subject to contractual based term arrangements are amortized over the term of the contract. For the years ended December 31, 2012, 2011 and 2010, the Company recognized $112.1 million, $149.9 million and $184.2 million of off invoice rebates as a reduction to net sales, respectively.

Certain sales contain customer acceptance provisions that grant a right of return on the basis of either subjective criteria or specified objective criteria. Where appropriate a provision is made for product return, based upon a combination of historical data as well as depletion information received from our larger clients. The Company’s policy is to closely monitor inventory levels with key distribution customers to ensure that we do not create excess stock levels in the market which would result in a return of sales in the future. Historically sales returns from customers have averaged less than 1% of our net sales revenue.

Goodwill

Goodwill and certain intangible assets having indefinite lives are not subject to amortization. Their book values are tested annually for impairment, or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired, which could result from significant adverse changes in the business climate and declines in the value of our business. Such indicators may include a sustained decline in our stock price; a decline in our expected future cash flows; adverse change in the economic or business environment; the testing for recoverability of a significant asset group, among others. Fair value measurement techniques, such as the discounted cash flow methodology, are utilized to assess potential impairments. The testing of goodwill is performed at each reporting unit level. The Company performs a two-step test to compare the carrying amount of an asset to its fair value. If the first stage does not indicate that the carrying values of the reporting unit exceed its fair values, the second stage is not required. When the first stage indicates potential impairment, the Company completes the second stage of the impairment test and compares the implied fair value of the reporting units’ goodwill to the corresponding carrying value of goodwill. See Note 9 to the Consolidated Financial Statements for further details.

Intangible assets other than goodwill

Intangible assets with an indefinite life are not amortized but are reviewed at least annually for impairment or more frequently, if facts and circumstances indicate such need. Intangible assets consist primarily of acquired trademarks. The Company has acquired trademark rights to various brands, which were capitalized as part of the purchase price allocation process in connection with acquisitions of Bols, Polmos Bialystok, Parliament and Russian Alcohol. These trademarks include Soplica, Żubrówka, Absolwent, Royal, Palace, Parliament, Green Mark, Zhuravli, Kauffman Vodka, Urozhay and the trademark rights to Bols Vodka in Poland and Hungary. Management considers trademarks associated with high or market-leader brand recognition within their market segments to be indefinite-lived assets, based on the length of time they have existed, the comparatively high volumes sold and their general market positions relative to other products in their respective market segments.

Based on this and together with the evidence provided by analyses of vodka products life cycles, market studies, competitive and environmental trends, we believe that these trademarks will continue to generate cash flows for an indefinite period of time, and that the useful lives of these trademarks are therefore indefinite.

In order to support value of trademarks the Company calculates the fair value of trademarks using a discounted cash flow approach based on five year forecast discounted to present value. See Note 8 for further details.

Additional intangible assets include the valuation of customer contracts arising as a result of acquisitions, these intangible assets are amortized over their estimated useful life.

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

Legal Contingencies

We are involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and updated information. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows. See Note 16 to the Consolidated Financial Statements for a further discussion of litigation and contingencies.

Accounting for Business Combinations

Effective January 1, 2009, all business combinations are accounted for in accordance with ASC Topic 805 “Business Combinations.”

Assets and liabilities of business held for sale

On July 28, 2011, the Company committed to sell First Tula Distillery (“Tula”), a production plant in Russia. As part of the ongoing restructuring process in Russia, in order to optimize the efficiency of the Russian segment of the Company’s operations, the Company decided to shut down Tula’s operations. Starting in August 2011, all production activity was suspended and all of the employees were terminated. In 2011 the Company recognized a RUR 221.6 million (approximately $7.4 million) loss, related to the classifications of the assets at the lower of carrying amount or estimated fair value less costs to sell. In the consolidated balance sheet as of December 31, 2011 the fixed assets of Tula of $0.7 million were presented separately as assets held for sale.

The Company was unsuccessful in looking for a buyer of Tula’s assets. The Company’s management expects no future benefits from these assets and as a result the impairment loss was recognized in the amount of RUR 21.7 million ($0.7 million) The value of the assets in the consolidated balance sheet as of December 31, 2012 is $0 million.

Involvement of the Company in variable interest entities (“VIEs”) and continuing involvement with transferred financial assets.

As of 31 December, 2012 and 31 December 2011, the Company was not involved in any variable interest entities.

Share Based Payments

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

Recently Issued Accounting Pronouncements

In March 2013 the FASB issued two Accounting Standards Updates (ASUs) on EITF consensuses it ratified at its 31 January 2013 meeting. ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, requires a reporting entity that is jointly and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of a co-obligor. ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, specifies that a cumulative translation adjustment (CTA) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings upon sale of the investment. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. CTA would be recognized in earnings in a business combination achieved in stages (i.e., a step acquisition). The both ASU will be effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company will analyze and implement requirements of ASU 2013-04 and 2013-05 for the first quarter of 2014.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income to improve the reporting of reclassifications out of AOCI. The ASU sets requirements for presentation for significant items reclassified to net income in their entirety during the period and for items not reclassified to net income in their entirety during the period (e.g., pension amounts that are capitalized in inventory). It requires companies to present information about reclassifications out of AOCI in one place because the FASB believes it’s important for users of the financial statements to have a road map about the effect of reclassifications on the financial statements. It also requires companies to present reclassifications by component when reporting changes in AOCI balances. The new guidance does not change the requirement to present for annual periods items of net income and other comprehensive income, and totals for net income, OCI and comprehensive income in a single continuous statement or two consecutive statements. It also does not change the requirement to report a total for comprehensive income in a single continuous statement or two consecutive statements in interim periods. Public companies must make the disclosures prospectively in fiscal years and interim periods within those years beginning after December 15, 2012. The Company will analyze and implement requirements of ASU 2013-02 for the first quarter of 2013.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The ASU makes certain technical corrections and clarifications and improvements to the Codification. Additionally, the ASU includes amendments that identify when the use of fair value should be linked to the definition of fair value in Topic 820. ASU 2012-04 is effective for fiscal periods beginning after December 15, 2012. The Company will analyze and implement requirements of ASU 2012-04 for the first quarter of 2013.

In December 2011, the FASB issued ASU 2011-11—Disclosures about Offsetting Assets and Liabilities (ASC 210). It requires new disclosures for recognized financial instruments and derivative instruments that are either: (1) offset on the balance sheet in accordance with the offsetting guidance in ASC 210-20-45 or ASC 815-10-45 (collectively, the offsetting guidance) or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the offsetting guidance. Recognized assets and liabilities within the scope of the ASU include financial instruments such as derivatives, repurchase agreements, reverse repurchase agreements and securities lending and borrowing arrangements subject to master netting arrangements. Financial instruments outside the scope of the ASU include loans and customer deposits at the same institution (unless they are offset in the statement of financial position) and financial instruments that are subject only to a collateral agreement (e.g., collateralized loans). Furthermore, in January 2013 the FASB issued ASU 2013-01 that clarifies provisions of ASU 2011-11. The Update clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Both, ASU 2011-11 and ASU 2013-01 are effective for interim and annual reporting periods beginning after 1 January 2013. The Company does not expect the adoption to have a material impact on its results of operations, financial condition or disclosures.

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

In April 2011, the FASB issued ASU 2011-03 Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. It changes the rules for determining when these transactions should be accounted for as financings. The new rules eliminate from the assessment of effective control the requirement that the transferor has the ability to repurchase or redeem the financial asset that was transferred. Under the new rules, the amount of cash collateral received by the transferor will be irrelevant when determining if the repo should be accounted for as a sale. ASU 2011-03 is effective for annual reporting periods beginning after December 15, 2011. The Company adopted ASU 2011-03 during the current fiscal year. The adoption of ASU 2011-03 did not have a material impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Foreign currency exchange rate risk

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

As at December 31, 2012 the Company borrowings including its Convertible Notes due 2013 and Senior Secured Notes due 2016 that are denominated in U.S. dollars and euros, which have been lent to its operations where the functional currency is the Polish zloty and Russian ruble. The effect of having debt denominated in currencies other than the Company’s functional currencies is to increase or decrease the value of the Company’s liabilities on that debt in terms of the Company’s functional currencies when those functional currencies depreciate or appreciate in value respectively. As a result of this, the Company is exposed to gains and losses on the remeasurement of these liabilities. The table below summarizes the pre-tax impact of a one percent movement in each of the exchange rate which could result in a significant impact in the results of the Company’s operations.

Exchange Rate	Value of notional amount with accrued interest as at December 31, 2012	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty	$386.9 million	$3.9 million gain/loss
USD-Russian ruble	$267.3 million	$2.7 million gain/loss
EUR-USD*	€433.2 million or approximately $571.3 million	$5.7 million gain/loss
EUR-Russian ruble	€29.6 million or approximately $39.0 million	$0.4 million gain/loss

*	Reflects debt outstanding prior to giving effect to the Plan of Reorganization.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Central European Distribution Corporation

We have audited the accompanying consolidated balance sheets of Central European Distribution Corporation (“CEDC”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, consolidated statement of changes in stockholders’ equity, and consolidated statements of cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central European Distribution Corporation as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements included in the Form 10-K/A dated October 4, 2012 have been restated to correct certain errors resulting from improper accounting for deferred tax assets and liabilities relating to the acquisition of the Russian Alcohol Group in 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Central European Distribution Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 17, 2013 expressed an adverse opinion thereon.

/s/ Ernst & Young Audit sp. z o.o.
Warsaw, Poland

June 17, 2013

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Central European Distribution Corporation

We have audited Central European Distribution Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Central European Distribution Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to the company’s financial statement close process, development of certain management estimates, controls over recording retroactive trade rebates and trade marketing refunds, implementation of the company’s policy on compliance with applicable laws, design of its segregation of users’ access to IT systems, controls over the communication of anti-fraud policies and procedures, controls over contract management, controls over tracking, maintaining and reconciling of executive compensation and controls over completeness and accuracy of the income tax calculations, tax provision and deferred income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 and 2011 consolidated financial statements of Central European Distribution Corporation. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2012 and 2011 consolidated financial statements and this report does not affect our report dated June 17, 2013, which expressed an unqualified opinion on the 2011 financial statements and included an explanatory paragraph regarding Central European Distribution Corporation’s ability to continue as a going concern in 2012 and 2011.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Central European Distribution Corporation has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ Ernst & Young Audit sp. z o.o.

Warsaw, Poland

June 17, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Central European Distribution Corporation

In our opinion, the consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for year ended December 31, 2010 present fairly, in all material respects, the results of operations and cash flows of Central European Distribution Corporation (“CEDC” or the “Company”) and its subsidiaries, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

As discussed in Note 2, the Company has restated its 2010 financial statements to correct for errors.

/s/ PricewaterhouseCoopers Sp. z o.o.
Warsaw, Poland

March 1, 2011, except for the effects of the restatement discussed in Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2011 amended annual report on Form 10-K/A, as to which the date is October 4, 2012, and except for the effects of the restatement discussed in Note 2 to the consolidated financial statements presented herein, as to which the date is June 17, 2013.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED BALANCE SHEETS

Amounts in columns expressed in thousands

(except share and per share information)

	December 31, 2012	December 31, 2011 (Restated see Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$84,729	$94,410
Accounts receivable, net of allowance for doubtful accounts at December 31, 2012 of $25,250 and at December 31, 2011 of $24,510	352,089	410,866
Inventories	174,714	117,690
Prepaid expenses	18,099	16,538
Income taxes receivable	13,828	10,035
Other current assets	92,421	12,985
Deferred income taxes	2,298	4,717
Debt issuance costs	13,645	2,962

Total Current Assets	751,823	670,203

Intangible assets, net	454,563	463,848
Goodwill	388,385	670,294
Property, plant and equipment, net	169,744	176,660
Deferred income taxes	3,037	0
Debt issuance costs	0	13,550
Non-current assets held for sale	0	675

Total Non-Current Assets	1,015,729	1,325,027

Total Assets	$1,767,552	$1,995,230

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$126,489	$144,797
Bank loans and overdraft facilities	130,655	85,762
Obligations under Convertible Senior Notes	256,922	0
Obligations under Senior Secured Notes	944,499	0
Obligations under Debt Security	70,000	0
Deferred income taxes	4,907	0
Income taxes payable	10,039	9,607
Taxes other than income taxes	197,135	189,515
Other accrued liabilities	88,573	48,208
Current portions of obligations under capital leases	729	1,109

Total Current Liabilities	1,829,948	478,998

Long-term obligations under capital leases	499	532
Long-term obligations under Convertible Senior Notes	0	304,645
Long-term obligations under Senior Secured Notes	0	932,089
Long-term accruals	700	2,000
Long-term income taxes payable	9,837	0
Deferred income taxes	94,034	95,352
Commitments and contingent liabilities (Note 16)

Total Long-Term Liabilities	105,070	1,334,618

Temporary equity	29,443	0
Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 76,047,506 and 72,740,302 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively)	760	727

Preferred Stock ($0.01 par value, 1,000,000 shares authorized, none issued and outstanding)	0	0

Additional paid-in-capital	1,372,378	1,369,471
Accumulated deficit	(1,584,222)	(1,220,984)
Accumulated other comprehensive income	14,325	32,550
Less Treasury Stock at cost (246,037 shares at December 31, 2012 and December 31, 2011, respectively)	(150)	(150)

Total Stockholders’ Equity	(196,909)	181,614

Total Liabilities and Equity	$1,767,552	$1,995,230

The accompanying notes are an integral part of the consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Amounts in columns expressed in thousands

(except per share information)

	Year ended December 31,
	2012	2011 (Restated See Note 2)	2010 (Restated See Note 2)

Sales	$1,745,315	$1,737,996	$1,563,100
Excise taxes	(929,642)	(908,430)	(860,969)
Net sales	815,673	829,566	702,131
Cost of goods sold	488,281	530,495	392,461

Gross profit	327,392	299,071	309,670

Selling, general and administrative expenses	282,848	262,175	235,412
Gain on remeasurement of previously held equity interests	0	(7,898)	0
Impairment charge	372,899	1,057,819	131,849

Operating loss	(328,355)	(1,013,025)	(57,591)

Non-operating income / (expense), net
Interest income / (expense), net	(106,584)	(110,158)	(101,325)
Other financial income / (expense), net	99,273	(139,069)	3,024
Other non-operating income / (expense), net	(15,875)	(17,910)	(13,879)

Loss before income taxes and equity in net losses from unconsolidated investments	(351,541)	(1,280,162)	(169,771)

Income tax benefit / (expense)	(11,697)	(37,512)	13,861
Equity in net income / (losses) of affiliates	0	(7,946)	13,386

Net loss from continuing operations	(363,238)	(1,325,620)	(142,524)

Discontinued operations
Loss from operations	0	0	(8,442)
Income tax benefit	0	0	37

Loss on discontinued operations	0	0	(8,405)

Net loss attributable to the company	(363,238)	(1,325,620)	(150,929)

Net loss from operations per share of common stock, basic	$(4.74)	$(18.37)	$(2.03)
Net loss from discontinued operations per share of common stock, basic	$0.00	$0.00	$(0.12)

Net loss from operations per share of common stock, basic	$(4.74)	$(18.37)	$(2.15)

Net loss from operations per share of common stock, diluted	$(4.74)	$(18.37)	$(2.03)
Net loss from discontinued operations per share of common stock, diluted	$0.00	$0.00	$(0.12)

Net loss from operations per share of common stock, diluted	$(4.74)	$(18.37)	$(2.15)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(18,225)	(32,514)	(61,155)

Comprehensive loss attributable to the company	$(381,463)	$(1,358,134)	$(212,084)

The accompanying notes are an integral part of the consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Amounts in columns expressed in thousands

(except per share information)

					Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income of continuing operations	Accumulated other comprehensive income of discontinued operations	Total
	Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount
Balance at December 31, 2009 (As previously reported)	69,412	$694	246	$(150)	$1,296,391	$264,917	$82,994	$40,316	$1,685,162
Cumulative effect of restatement of opening balance (see Note 2)	0	0	0	0	0	(9,352)	2,909	0	(6,443)
Balance at December 31, 2009 (Restated)	69,412	$694	246	$(150)	$1,296,391	$255,565	$85,903	$40,316	$1,678,719

Net loss for 2010	0	0	0	0	0	(150,929)	0	0	(150,929)
Foreign currency translation adjustment	0	0	0	0	0	0	(20,839)	(40,316)	(61,155)

Comprehensive loss for 2010	0	0	0	0	0	(150,929)	(20,839)	(40,316)	(212,084)
Common stock issued in connection with equity awards	263	3	0	0	5,915	0	0	0	5,918
Common stock issued in connection with acquisitions	1,078	11	0	0	41,333	0	0	0	41,344
Balance at December 31, 2010 (restated)	70,753	$708	246	$(150)	$1,343,639	$104,636	$65,064	$0	$1,513,897

Net loss for 2011	0	0	0	0	0	(1,325,620)	0	0	(1,325,620)
Foreign currency translation adjustments	0	0	0	0	0	0	(32,514)	0	(32,514)

Comprehensive loss for 2011	0	0	0	0	0	(1,325,620)	(32,514)	0	(1,358,134)
Common stock issued in connection with equity awards	90	1	0	0	2,676	0	0	0	2,677
Common stock issued in connection with acquisitions	1,897	18	0	0	23,156	0	0	0	23,174
Balance at December 31, 2011 (restated)	72,740	$727	246	$(150)	$1,369,471	$(1,220,984)	$32,550	$0	$181,614

Net loss for 2012	0	0	0	0	0	(363,238)	0	0	(363,238)
Foreign currency translation adjustments	0	0	0	0	0	0	(18,225)	0	(18,225)

Comprehensive loss for 2012	0	0	0	0	0	(363,238)	(18,225)	0	(381,463)
Common stock issued to Roust Trading Limited (see Note 3)	3,000	30	0	0	0	0	0	0	30
Common stock issued in connection with equity awards	308	3	0	0	2,907	0	0	0	2,910
Balance at December 31, 2012	76,048	$760	246	$(150)	$1,372,378	$(1,584,222)	$14,325	$0	$(196,909)

The accompanying notes are an integral part of the consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Amounts in columns expressed in thousands

	Year ended December 31,
	2012	2011 (Restated see Note 2)	2010 (Restated see Note 2)
Cash flows from operating activities of continuing operations
Net loss	$(363,238)	$(1,325,620)	$(150,929)
Adjustments to reconcile net loss to net cash provided by operating activities:

Net loss from discontinued operations	0	0	8,405
Depreciation and amortization	20,377	19,718	16,947
Deferred income taxes	(3,605)	39,042	(27,944)
Unrealized foreign exchange (gains)/losses	(93,772)	138,845	(2,911)
Cost of debt extinguishment	0	0	14,114
Stock options fair value expense	2,953	2,605	3,206
Dividends received	0	0	10,859
Equity (income) / loss in affiliates	0	7,946	(13,386)
Gain on fair value remeasurement of previously held equity interest	0	(7,898)	0
Impairment charge	372,899	1,057,819	131,849
Impairments related to assets held for sale	675	7,355	0
Other non-cash items	8,191	4,345	25,343
Changes in operating assets and liabilities:
Accounts receivable	82,651	74,606	25,399
Inventories	(46,155)	(7,413)	(4,024)
Prepayments and other current assets	(51,821)	(2,357)	1,966
Trade accounts payable	(32,526)	16,519	(16,874)
Other accrued liabilities and payables (including taxes)	4,419	4,474	(50,137)

Net cash (used in) / provided by operating activities from continuing operations	(98,952)	29,986	(28,117)

Cash flows from investing activities of continuing operations
Purchase of fixed assets	(9,374)	(15,094)	(6,194)
Proceeds from the disposal of fixed assets	659	511	0
Purchase of intangibles	0	(693)	0
Changes in restricted cash	0	0	481,419
Purchase of trademarks	0	(17,473)	(6,000)
Disposal of subsidiaries	0	0	124,160
Acquisitions of subsidiaries, net of cash acquired	0	(24,124)	(128,464)

Net cash (used in) / provided by investing activities from continuing operations	(8,715)	(56,873)	464,921

Cash flows from financing activities of continuing operations
Borrowings on bank loans and overdraft facility	122,803	57,512	63,853
Repayment of bank loans, overdraft facility and other borrowings	(77,652)	(47,417)	(174,251)
Repayment of long-term borrowings	0	0	(19,098)
Net borrowings of Senior Secured Notes	0	0	67,561
Repayment of Senior Secured Notes	0	0	(367,954)
Debt security, net of debt issuance cost of $838	69,162	0	0
Repayment of Convertible Senior Notes	(50,392)	0	0
Issuance of shares in private placement	29,870	0	0
Decrease in short term capital leases payable	(566)	(76)	(501)
Proceeds from options exercised	0	72	3,550

Net cash (used in) / provided by financing activities from continuing operations	93,225	10,091	(426,840)

Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	0	0	2,806
Net cash provided by investing activities of discontinued operations	0	0	(330)
Net cash used in, provided by financing activities of discontinued operations	0	0	100

Net cash used in discontinued operations	0	0	2,576

Adjustment to reconcile the change in cash balances of discontinued operations	0	0	(2,576)

Currency effect on brought forward cash balances	4,761	(10,910)	(14,287)
Net decrease in cash	(9,681)	(27,706)	(4,323)
Cash and cash equivalents at beginning of period	94,410	122,116	126,439

Cash and cash equivalents at end of period	$84,729	$94,410	$122,116

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	$0	$23,174	$41,344

Supplemental disclosures of cash flow information
Interest paid net of amount capitalized	$101,633	$103,836	$111,535
Income tax paid	$5,750	$5,139	$29,544

The accompanying notes are an integral part of the consolidated financial statements.

1.	Organization and Significant Accounting Policies

Organization and Description of Business

Central European Distribution Corporation (“CEDC”), a Delaware corporation incorporated on September 4, 1997, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. We are one of the largest producers of vodka in the world and are Central and Eastern Europe’s largest integrated spirit beverages business, measured by total volume, with approximately 34.5 million nine-liter cases produced and distributed in 2012. Our business primarily involves the production and sale of our own spirit brands (principally vodka), and the importation on an exclusive basis of a wide variety of spirits, wines and beers. Our primary operations are conducted in Poland, Russia and Hungary. Additionally in 2010, we opened up a new operation in Ukraine to import and sell our vodkas, primarily Green Mark. We have six operational manufacturing facilities located in Poland and Russia.

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

Liquidity

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As discussed further in Note 13 to CEDC’s consolidated financial statements, on March 15, 2013, the Company failed to pay $257.9 million principal due on the 2013 Convertible Senior Notes (“2013 Notes”). Under the terms of the 2013 Notes Indenture, the failure to pay principal when due constituted an Event of Default.

Under Section 6.1(5)(a) of the 2016 Notes Indenture, the failure to pay principal when due on the 2013 Notes constituted an Event of Default under the 2016 Senior Secured Notes (the “2016 Notes”) Indenture. Under Section 6.2 of the 2016 Notes Indenture, if an Event of Default occurs and is continuing, then the Trustee or holders of not less than 25% of the aggregate principal amount of the outstanding 2016 Notes may, and the Trustee upon request of such holders shall, declare the principal plus any accrued and unpaid interest on the 2016 Notes to be immediately due and payable.

On March 18, 2013, the Company failed to pay $20.0 million due under the RTL Notes (the “RTL Notes”).

Following the effectiveness of the Plan of Reorganization all amounts due by the Company under the 2013 Notes, the 2016 Notes, the RTL Notes and also $50.0 million of secured credit facility provided by RTL to CEDC pursuant to facility agreement dated March 1, 2013 (the “RTL Credit Facility”) were cancelled and are no longer due.

Chapter 11 Filing

On April 7, 2013, the Company and its two wholly owned subsidiaries, CEDC Finance Corporation International Inc. and CEDC Finance Corporation LLC (the “Debtors”) filed Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court in Delaware in order to effectuate the Debtors’ prepackaged Plan of Reorganization. The Chapter 11 Cases were jointly administered under the caption “In re: Central European Distribution Corporation, et al.” Case No. 13-10738. The Plan of Reorganization was confirmed by the Bankruptcy Court on May 13, 2013. The Effective Date of the Plan was June 5, 2013.

The Company believes that this successful restructuring will improve its financial strength and flexibility and enable it to focus on maximizing the value of its strong brands and market position. The Chapter 11 Cases and the Plan of Reorganization which were approved by the Bankruptcy Court, eliminated approximately $665.2 million in debt from the Company’s balance sheet. The Plan of Reorganization did not involve the Company’s operating subsidiaries in Poland, Russia, Ukraine or Hungary and had no impact on their business operations. Operations in these countries are independently funded and continued to generate revenue during this process. Under the proposed Plan of Reorganization, obligations to employees, vendors, credit support providers and government authorities were not affected and were honored in the ordinary course without interruption.

Background to Chapter 11 Filing

Prior to filing, the Chapter 11 cases the management of the Company, in consultation with the Board of Directors and with the assistance of financial and legal advisors, reviewed the Company’s alternatives in light of its financial obligations, in particular the 2013 Notes. The Board and the management of the Company evaluated various alternatives and the Company and its advisors worked to further develop those alternatives to address the maturity of the 2013 Notes, including a strategic alliance with Mr. Roustam Tariko other possible strategic investments, the sale of certain assets and an exchange for the 2013 Notes.

Following this work and in light of the impending maturity of the 2013 Notes, on February 25, 2013, the Company launched (i) exchange offers in respect of its 2013 Notes and the 2016 Notes, (ii) a solicitation of consents to amendments to the indenture governing the 2016 Notes, and (iii) a solicitation of votes on a pre-packaged Chapter 11 Plan of Reorganization relating to the 2013 Notes and the 2016 Notes. These transactions were launched by the Company to begin a process of consensual restructuring of the Company’s obligations with the participation of Roust Trading Limited (“RTL”), an entity controlled by Mr. Roustam Tariko, the 2016 Steering Committee and the 2013 Steering Committee, however none of RTL, the 2016 Steering Committee or the 2013 Steering Committee supported these transactions as launched by the Company. Following the launch of these transactions on February 25, 2013, these stakeholders continued to negotiate the terms of a mutually agreeable restructuring of the Company’s obligations.

On March 11, 2013, the Company announced amended terms to these exchange offers, consent and vote solicitations to reflect terms agreed to and supported by the Company, RTL and the 2016 Steering Committee (the “Plan of Reorganization”). Thereafter, on March 19, 2013, the Company announced the termination of its exchange offer in respect of the 2013 Notes and continued to solicit votes from the holders of the 2013 Notes on the Plan of Reorganization included in the amended terms. After extensive discussion with representatives of RTL, the 2016 Steering Committee and the 2013 Steering Committee and deliberation regarding the Company’s alternatives, the Board resolved unanimously to support the Plan of Reorganization.

Voting on the Plan of Reorganization closed on April 4, 2013. According to the official vote tabulation prepared by CEDC’s voting and information agent, impaired creditors voted overwhelmingly to accept the Plan of Reorganization. Specifically, approximately 95% of all 2013 Notes were voted. The Plan of Reorganization was accepted by 99.13% in number and 99.00% in amount of those 2013 Notes that were voted on the Plan of Reorganization. Approximately 95% of all 2016 Notes were voted, and of those, 97.26% in number and 97.34% in amount voted to accept the Plan of Reorganization.

On April 7, 2013, CEDC announced that the Debtors had received overwhelming support from creditors for the Plan of Reorganization and the CEDC Board of Directors resolved to implement the exchange offers through the prepackaged Plan of Reorganization. Accordingly, the Company filed the Chapter 11 Cases in the Bankruptcy Court in order to effectuate the Plan of Reorganization.

CEDC and CEDC Finance Corporation International, Inc. also announced the successful completion of the consent solicitation conducted with respect to the indenture governing the 2016 Notes, as the requisite consents were obtained to approve the amendments to covenants, collateral and guarantees and bankruptcy waiver. Approximately 95% of the 2016 Notes by principal amount voted to approve those waivers and amendments.

Finally, CEDC and CEDC Finance Corporation International, Inc. announced the termination of the exchange offer for the 2016 Notes. The exchange offer failed to meet the minimum tender condition necessary for the consummation of the offer.

On May 13, 2013, the Bankruptcy Court entered an order confirming the Plan. The Effective Date of the Plan was June 5, 2013.

Description of the Plan of Reorganization

The Plan of Reorganization included the following:

•

RTL made a $172.0 million cash investment and exchanged the $50.0 million RTL Credit Facility for new shares of common stock of the Company, with the proceeds of $172.0 million used to fund the cash consideration in the exchange offer for 2016 Notes described below;

•

all 2016 Notes of approximately $982.2 million, including interest, were exchanged for (i) the New Secured Notes equal to $450 million plus $35.0 million of the aggregate interest accrued but unpaid on the outstanding 2016 Notes not accepted for tender in the reverse “Dutch Auction” available to 2016 Notes in accordance with their existing terms in respect of the period from March 16, 2013 to the earlier of June 1, 2013 and the date preceding the date of issuance of the New Secured Notes, (ii) the New Convertible Secured Notes equal to $200.0 million and (iii) $172 million in cash;

•

all 2013 Notes and the $20.0 million RTL Notes (the “RTL Notes”) were exchanged for their pro rata share (based upon the approximate $282.0 million sum of aggregate principal amount of 2013 Notes and the RTL Notes outstanding and accrued interest calculated through March 15, 2013) of $16.9 million in cash, which was also funded by RTL; and

•

in exchange for the RTL Investment and funding the cash distribution to 2013 Noteholders, RTL and its affiliates received new shares of common stock of the Company representing 100% of reorganized CEDC. All of the Company’s shares of common stock outstanding prior to the Effective Date of the Plan were cancelled.

In addition, RTL made an offer (i) outside the United States in “offshore transactions” in compliance with Regulation S under the Securities Act; and (ii) to Accredited Investors to exchange, subject to certain conditions, 2013 Notes not held by RTL in exchange for the Cash Payment and RTL Offer Notes. Each accepting holder assigned to RTL all of its rights under such 2013 Notes, including the right to its distribution under the Plan of Reorganization included in the amended terms.

Holders of 2013 Notes other than RTL who participate in the RTL Offer received an estimated recovery of 34.9%. Holders of 2013 Notes that did not participate in the RTL Offer received their proportionate share of $16.9 million in cash under the Plan of Reorganization (shared with the RTL Notes). Holders of 2013 Notes that participated in the RTL Offer did not receive a distribution from CEDC or its U.S. subsidiaries under the Plan of Reorganization.

The Plan of Reorganization enabled the Company to restructure its debt as described above. Furthermore, the Bilateral Facility Agreement of up to $100 million entered into on April 8, 2013 with an affiliate of the Alfa Group, cash on hand, cash from operations and pending successful renewal of available credit and factoring facilities will be sufficient to fund the Company’s anticipated cash requirements for working capital purposes and normal capital expenditures, for at least the next twelve months.

Significant Accounting Policies

The significant accounting policies and practices followed by the Company are as follows:

Basis of Presentation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company consolidates all entities in which it has a controlling interest. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Foreign Currency Translation and Transactions

For all of the Company’s subsidiaries the functional currency is the local currency. Assets and liabilities of these operations are translated to the reporting currency at the exchange rate in effect at each year-end. The Statements of Operations are translated at the average rate of exchange prevailing during the respective year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of comprehensive income. Transaction adjustments arising from operations as well as gains and losses from any specific foreign currency transactions are included in the reported net income/(loss) for the period.

The accompanying consolidated financial statements have been presented in U.S. dollars.

Fair value measurements

The Company measures certain assets and liabilities at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses a fair value hierarchy, which gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of inputs used to measure fair value are:

Level 1	—	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	—	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of substantially all of the Company’s assets is based on observable inputs, including readily available quoted market prices, which meet the definition of a Level 1 or Level 2 input.

Cash and Cash Equivalents

Short-term investments which have a maturity of three months or less from the date of purchase are classified as cash equivalents.

Accounts Receivable

Accounts receivables are recorded based on the invoice price, inclusive of VAT (sales tax), and where a delivery note has been signed by the customer and returned to the Company. The allowances for doubtful accounts are based on our experience with past due accounts, collectability, history of write-offs, aging of accounts receivable, our analysis of customer data and our relationships with and the economic status of our customers. Individual trade receivables are provided against when management deems them not to be fully collectable. The Company typically does not provide for past due amounts due from large international retail chains (hypermarkets and supermarkets) as there have historically not been any issues with collectability of these amounts. When a trade account receivable is deemed uncollectible, the balance is charged off against the allowance for doubtful accounts.

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

Goodwill

Goodwill and certain intangible assets having indefinite lives are not subject to amortization. Their book values are tested annually for impairment, or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired, which could result from significant adverse changes in the business climate and declines in the value of our business. Such indicators may include a sustained decline in our stock price; a decline in our expected future cash flows; adverse change in the economic or business environment; the testing for recoverability of a significant asset group, among others. Fair value measurement techniques, such as the discounted cash flow methodology, are utilized to assess potential impairments. The testing of goodwill is performed at each reporting unit level. The Company performs a two-step test to compare the carrying amount of an asset to its fair value. If the first step does not indicate that the carrying values of the reporting unit exceeds its fair values, the second step is not required. When the first step indicates potential impairment, the Company completes the second step of the impairment test and compares the implied fair value of the reporting units’ goodwill to the corresponding carrying value of goodwill. See Note 9 for further details.

Intangible assets other than goodwill

Intangible assets with an indefinite life are not amortized but are reviewed at least annually for impairment or more frequently, if facts and circumstances indicate such need. Intangible assets consist primarily of acquired trademarks. The

Company has acquired trademark rights to various brands, which were capitalized as part of the purchase price allocation process in connection with acquisitions of Bols, Polmos Bialystok, Parliament and Russian Alcohol Group (“RAG”). These trademarks include Soplica, Żubrówka, Absolwent, Royal, Parliament, Green Mark, Zhuravli, Kauffman Vodka, Urozhay and the trademark rights to Bols Vodka in Poland, Hungary and Russia. Management considers trademarks associated with high or market-leader brand recognition within their market segments to be indefinite-lived assets, based on the length of time they have existed, the comparatively high volumes sold and their general market positions relative to other products in their respective market segments.

Based on this and together with the evidence provided by analyses of vodka products life cycles, market studies, competitive and environmental trends, we believe that these trademarks will continue to generate cash flows for an indefinite period of time, and that the useful lives of these trademarks are therefore indefinite.

In order to support value of trademarks the Company calculates the fair value of trademarks using a discounted cash flow approach based on five year forecast discounted to present value. See Note 8 for further details.

Additional intangible assets include the valuation of customer contracts arising as a result of acquisitions, these intangible assets are amortized over their estimated useful life.

Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line method over the following useful lives:

Type	Depreciation life in years
Transportation equipment including capital leases	5
Production equipment	10-30
Software	5
Computers and IT equipment	3
Other equipment	2-10
Freehold land	Not depreciated
Freehold buildings	40

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

Sales are stated net of sales tax (VAT) and reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional listing fees and advertising allowances, cash discounts and rebates. Net sales revenue is presented net of excise tax.

Revenue Dilution

As part of normal business terms with customers, the Company provides for additional discounts and rebates off our standard list price for all of the products we sell. These revenue reductions are typically associated with annual or quarterly purchasing levels as well as payment terms. These rebates are divided into on-invoice and off-invoice discounts. The on-invoice reductions are presented on the sales invoice and deducted from the invoice gross sales value. The off-invoice reductions are calculated based on the analysis performed by management and are provided for in the same period the related sales are recorded. Discounts or fees that are subject to contractual based term arrangements are amortized over the term of the contract. For the years ended December 31, 2012, 2011 and 2010, the Company recognized $112.1 million, $149.9 million and $184.2 million of off invoice rebates as a reduction to net sales, respectively.

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

Shipping and Handling

Costs related to shipping and handling are classified within selling, general and administrative expenses for all periods presented.

Non-direct advertising costs

Non-direct-response advertising costs are expensed as incurred.

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

Legal Contingencies

We are involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and updated information. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows. See Note 16 to the Consolidated Financial Statements for a further discussion of litigation and contingencies.

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

As of December 31, 2012, the Polish zloty and Russian ruble exchange rates used to translate the balance sheet strengthened compared to the exchange rate as of December 31, 2011, and as a result a loss to comprehensive income was recognized.

Segment Reporting

The Company primarily operates in one industry segment, the production and sale of alcoholic beverages. The Company operates on several geographic areas, namely Russia, Poland, Hungary and USA, so the Company has implemented a segmental approach to the business based upon geographic locations.

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

Accounting changes

There were no changes in accounting principles nor in reporting entity.

Recently Issued Accounting Pronouncements

In March 2013, the FASB issued two Accounting Standards Updates (ASUs) on EITF consensuses it ratified at its 31 January 2013 meeting. ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, requires a reporting entity that is jointly and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of a co-obligor. ASU 2013-05, Foreign Currency Matters (Topic

830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, specifies that a cumulative translation adjustment (CTA) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings upon sale of the investment. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. CTA would be recognized in earnings in a business combination achieved in stages (i.e., a step acquisition). The both ASU will be effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company will analyze and implement requirements of ASU 2013-04 and 2013-05 for the first quarter of 2014.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income to improve the reporting of reclassifications out of AOCI. The ASU sets requirements for presentation for significant items reclassified to net income in their entirety during the period and for items not reclassified to net income in their entirety during the period (e.g., pension amounts that are capitalized in inventory). It requires companies to present information about reclassifications out of AOCI in one place because the FASB believes it’s important for users of the financial statements to have a road map about the effect of reclassifications on the financial statements. It also requires companies to present reclassifications by component when reporting changes in AOCI balances. The new guidance does not change the requirement to present for annual periods items of net income and other comprehensive income, and totals for net income, OCI and comprehensive income in a single continuous statement or two consecutive statements. It also does not change the requirement to report a total for comprehensive income in a single continuous statement or two consecutive statements in interim periods. Public companies must make the disclosures prospectively in fiscal years and interim periods within those years beginning after December 15, 2012. The Company will analyze and implement requirements of ASU 2013-02 for the first quarter of 2013.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The ASU makes certain technical corrections and clarifications and improvements to the Codification. Additionally, the ASU includes amendments that identify when the use of fair value should be linked to the definition of fair value in Topic 820. ASU 2012-04 is effective for fiscal periods beginning after December 15, 2012. The Company will analyze and implement requirements of ASU 2012-04 for the first quarter of 2013.

In December 2011, the FASB issued ASU 2011-11—Disclosures about Offsetting Assets and Liabilities (ASC 210). It requires new disclosures for recognized financial instruments and derivative instruments that are either: (1) offset on the balance sheet in accordance with the offsetting guidance in ASC 210-20-45 or ASC 815-10-45 (collectively, the offsetting guidance) or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the offsetting guidance. Recognized assets and liabilities within the scope of the ASU include financial instruments such as derivatives, repurchase agreements, reverse repurchase agreements and securities lending and borrowing arrangements subject to master netting arrangements. Financial instruments outside the scope of the ASU include loans and customer deposits at the same institution (unless they are offset in the statement of financial position) and financial instruments that are subject only to a collateral agreement (e.g., collateralized loans). Furthermore, in January 2013 the FASB issued ASU 2013-01 that clarifies provisions of ASU 2011-11. The Update clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Both, ASU 2011-11 and ASU 2013-01 are effective for interim and annual reporting periods beginning after January 1,2013. The Company does not expect the adoption to have a material impact on its results of operations, financial condition or disclosures.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. However, in December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The Company adopted both ASU 2011-05 and ASU 2011-12 during the first quarter of the current fiscal year. The adoption of ASU 2011-05 and ASU 2011-12 did not have a material impact on the Company’s consolidated financial statements, other than presentation of comprehensive income.

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

In April 2011, the FASB issued ASU 2011-03 Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. It changes the rules for determining when these transactions should be accounted for as financings. The new rules eliminate from the assessment of effective control the requirement that the transferor has the ability to repurchase or redeem the financial asset that was transferred. Under the new rules, the amount of cash collateral received by the transferor will be irrelevant when determining if the repo should be accounted for as a sale. ASU 2011-03 is effective for annual reporting periods beginning after December 15, 2011. The Company adopted ASU 2011-03 during the current fiscal year. The adoption of ASU 2011-03 did not have a material impact on the Company’s consolidated financial statements.

2.	Restatement of consolidated financial statements

On May 9, 2013, the senior management of the Company following consultation with the Audit Committee and the Board of Directors of the Company, concluded that the Company would restate its consolidated financial statements for the periods from and after October 1, 2010 (“Restatement Periods”) to correct accounting errors resulting from a failure to properly account for certain deferred tax assets and liabilities relating to the acquisition of the Russian Alcohol Group (“RAG”) in 2009. As a result, the Company’s consolidated financial statements for the Restatement Periods are being restated in these consolidated financial statements. The restatement does not have any material impact on previously reported operating income or loss or cash flows reported for any of the periods covered.

During the Restatement Periods, the Company erroneously recognized a deferred tax asset relating to certain transaction costs incurred by the Company on behalf of its subsidiary in the acquisition of RAG, based on the assumption that the costs were temporary differences and that the related deferred tax asset would be realized in the future. The costs represent a difference in the accounting and tax basis of the Company in the subsidiaries (an “outside basis difference”). Because the recognition criteria for a deferred tax asset relating to such differences were not met, the deferred tax asset should not have been recognized.

Furthermore, during the Restatement Periods, the Company recognized a deferred tax liability related to a gain on the re-measurement of a previously held interest in RAG, based on the assumption that related income tax would be payable in the future. However, the recognition did not consider the fact that the ownership of RAG was structured in such a way that this gain could be recovered tax free. As a result the deferred tax liability should not have been recognized.

The aggregate effect of the adjustments identified resulted in a reduction of the Company’s consolidated net income by $2.2 million, $12.9 million and $8.0 for the years ended December 31, 2011, 2010 and 2009, respectively. The adjustments have also resulted in overstatement of the net deferred tax asset by $25.7 million, $66,7 million and $12,9 million and overstatement of deferred tax liability by $0.0 million, $47.4 million and $6.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Accumulated other comprehensive income was overstated by $2.6 million for the year ended December 31, 2011, and understated by $1.6 million for the years ended December 31, 2010 and 2009. The Company concluded that there is no material effect of the adjustment on the periods prior to September 30, 2010.

In addition to the adjustments described above the Company identified certain presentation errors. As of December 31, 2011, a deferred tax liability in the amount of $ 4.2 million related to retained earnings of other subsidiaries was erroneously presented as a decrease of deferred tax asset. This presentation error was also repeated in the first, second and third quarter of 2012 and amounted to $2.9 million, $2.5 million and $2.5 million, respectively.

As of December 31, 2010 a $29.3 million valuation allowance relating to the deferred tax asset on net operating losses (“NOL”) was presented as a decrease of a long term deferred tax asset instead of a decrease of a short term deferred tax asset. A similar presentation error was repeated in the first, second and third quarter of 2011 and amounted to $30.7 million, $31.5 million and $10.6 million, respectively.

The impact of the corrections of the errors discussed above on consolidated balance sheet, consolidated statements of operations and comprehensive loss, consolidated statement of cash flow and consolidated statement of changes in stockholders’ equity for years ended December 31, 2011 and December 31, 2010 is shown in the accompanying tables (in thousands, except for per share data).

Consolidated Statement of Operations – year ended December 31, 2011

	Year ended December 31, 2011 As reported	Adjustments	Year ended December 31, 2011 Restated
Sales	$1,737,996	$0	$1,737,996
Excise taxes	(908,430)	0	(908,430)
Net sales	829,566	0	829,566
Cost of goods sold	530,495	0	530,495

Gross profit	299,071	0	299,071

Selling, general and administrative expenses	262,175	0	262,175
Gain on remeasurement of previously held equity interests	(7,898)	0	(7,898)
Impairment charge	1,057,819	0	1,057,819

Operating income / (loss)	(1,013,025)	0	(1,013,025)

Non operating income / (expense), net
Interest income / (expense), net	(110,158)	0	(110,158)
Other financial income / (expense), net	(139,069)	0	(139,069)
Other non operating income / (expense), net	(17,910)	0	(17,910)

Income / (loss) before taxes and equity in net income from unconsolidated investments	(1,280,162)	0	(1,280,162)

Income tax benefit /(expense)	(35,276)	(2,236)	(37,512)
Equity in net income / (losses) of affiliates	(7,946)	0	(7,946)

Net income / (loss)	(1,323,384)	(2,236)	(1,325,620)

Net income / (loss) from operations per share of common stock, basic	(18.34)	(0.03)	(18.37)

Net income / (loss) from operations per share of common stock, diluted	$(18.34)	$(0.03)	$(18.37)

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(28,337)	(4,177)	(32,514)

Comprehensive income/(loss)	$(1,351,721)	$(6,413)	$(1,358,134)

Consolidated Balance Sheet – December 31, 2011

	Balance as at December 31, 2011 As reported	Adjustments	Balance as at December 31, 2011 Restated
Current Assets
Cash and cash equivalents	$94,410	$0	$94,410
Accounts receivable, net of allowance for doubtful accounts at December 31, 2011 of $24,510	410,866	0	410,866
Inventories	117,690	0	117,690
Prepaid expenses	16,538	0	16,538
Income taxes receivable	10,035	0	10,035
Other current assets	12,985	0	12,985
Deferred income taxes	4,717	0	4,717
Debt issuance costs	2,962	0	2,962

Total Current Assets	670,203	0	670,203
Intangible assets	463,848	0	463,848
Goodwill	670,294	0	670,294
Property, plant and equipment, net	176,660	0	176,660
Deferred income taxes, net	21,488	(21,488)	0
Debt issuance costs	13,550	0	13,550
Non-current assets held for sale	675	0	675

Total Non-Current Assets	1,346,515	(21,488)	1,325,027

Total Assets	2,016,718	(21,488)	1,995,230

Current Liabilities
Trade accounts payable	144,797	0	144,797
Bank loans and overdraft facilities	85,762	0	85,762
Income taxes payable	9,607	0	9,607
Taxes other than income taxes	189,515	0	189,515
Other accrued liabilities	48,208	0	48,208
Current portions of obligations under capital leases	1,109	0	1,109

Total Current Liabilities	478,998	0	478,998
Long-term obligations under capital leases	532	0	532
Long-term obligations under Convertible Senior Notes	304,645	0	304,645
Long-term obligations under Senior Secured Notes	932,089	0	932,089
Long-term accruals	2,000	0	2,000
Deferred income taxes	91,128	4,224	95,352
Commitments and contingencies

Total Long-Term Liabilities	1,330,394	4,224	1,334,618
Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 72,740,302 shares issued and outstanding)	727	0	727
Additional paid-in-capital	1,369,471	0	1,369,471
(Accumulated deficit) / Retained earnings	(1,197,884)	(23,100)	(1,220,984)
Accumulated other comprehensive income	35,162	(2,612)	32,550
Less Treasury Stock at cost (246,037 shares at December 31, 2011 and December 31, 2010, respectively)	(150)	0	(150)

Total Stockholders’ Equity	207,326	(25,712)	181,614

Total Liabilities and Stockholders’ Equity	2,016,718	(21,488)	1,995,230

Consolidated Statements of Cash Flow – year ended December 31, 2011

	Year ended December 31, 2011 As reported	Adjustment	Year ended December 31, 2011 Restated
Cash flows from operating activities of continuing operations
Net income / (loss)	$(1,323,384)	$(2,236)	$(1,325,620)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	19,718	0	19,718
Deferred income taxes	36,806	2,236	39,042
Unrealized foreign exchange (gains) / losses	138,845	0	138,845
Stock options fair value expense	2,605	0	2,605
Equity (income)/loss in affiliates	7,946	0	7,946
Gain on fair value remeasurement of previously held equity interest	(7,898)	0	(7,898)
Impairment charge	1,057,819	0	1,057,819
Impairments related to assets held for sale	7,355	0	7,355
Other non cash items	4,345	0	4,345
Changes in operating assets and liabilities:
Accounts receivable	74,606	0	74,606
Inventories	(7,413)	0	(7,413)
Prepayments and other current assets	(2,357)	0	(2,357)
Trade accounts payable	16,519	0	16,519
Other accrued liabilities and payables (including taxes)	4,474	0	4,474

Net cash provided by operating activities from continuing operations	29,986	0	29,986
Cash flows from investing activities of continuing operations
Purchase of fixed assets	(15,094)	0	(15,094)
Proceeds from the disposal of fixed assets	511	0	511
Purchase of intangibles (licenses)	(693)	0	(693)
Purchase of trademarks	(17,473)	0	(17,473)
Acquisitions of subsidiaries, net of cash acquired	(24,124)	0	(24,124)

Net cash provided by / (used in) investing activities from continuing operations	(56,873)	0	(56,873)
Cash flows from financing activities of continuing operations
Borrowings on bank loans and overdraft facility	57,512	0	57,512
Payment of bank loans, overdraft facility and other borrowings	(47,417)	0	(47,417)
Decrease in short term capital leases payable	(76)	0	(76)
Options exercised	72	0	72

Net cash provided by / (used in) financing activities from continuing operations	10,091	0	10,091

Currency effect on brought forward cash balances	(10,910)	0	(10,910)
Net increase / (decrease) in cash	(27,706)	0	(27,706)
Cash and cash equivalents at beginning of period	122,116	0	122,116

Cash and cash equivalents at end of period	94,410	0	94,410

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	23,174	0	23,174

Supplemental disclosures of cash flow information
Interest paid	103,836	0	103,836
Income tax paid	$5,139	0	$5,139

Consolidated Statements of Changes in Stockholder’s Equity — December 31, 2011

	Balance as at December 31, 2011 As reported	Adjustments	Balance as at December 31, 2011 Restated
Common Stock	$727	$0	$727
Treasury Stock	(150)	0	(150)
Additional Paid-in Capital	1,369,471	0	1,369,471
Accumulated deficit	(1,197,884)	(23,100)	(1,220,984)
Accumulated other comprehensive income	35,162	(2,612)	32,550

Total	$207,326	$(25,712)	$181,614

Consolidated Statement of Operations – year ended December 31, 2010

	Year ended December 31, 2010 As reported	Adjustment	Year ended December 31, 2010 Restated
Sales	$1,563,100	$0	$1,563,100
Excise taxes	(860,969)	0	(860,969)
Net Sales	702,131	0	702,131
Cost of goods sold	392,461	0	392,461

Gross Profit	309,670	0	309,670

Selling, general and administrative expenses	235,412	0	235,412
Impairment charges	131,849	0	131,849

Operating Income / (loss)	(57,591)	0	(57,591)

Non operating income / (expense), net
Interest expense, net	(101,325)	0	(101,325)
Other financial income / (expense), net	3,024	0	3,024
Other non operating expenses, net	(13,879)	0	(13,879)

Income/(loss) before taxes, equity in net income from unconsolidated investments	(169,771)	0	(169,771)

Income tax benefit/(expense)	26,717	(12,856)	13,861
Equity in net earnings /(losses) of affiliates	13,386	0	13,386

Income / (loss) from continuing operations	(129,668)	(12,856)	(142,524)

Discontinued operations
Income / (loss) from operations of distribution business	(8,442)	0	(8,442)
Income tax benefit / (expense)	37	0	37

Income / (loss) on discontinued operations	(8,405)	0	(8,405)

Net income / (loss)	(138,073)	(12,856)	(150,929)

Income / (loss) from continuing operations per share of common stock, basic	(1.85)	(0.18)	(2.03)
Income / (loss) from discontinued operations per share of common stock, basic	(0.12)	0.00	(0.12)

Net income / (loss) from operations per share of common stock, basic	(1.97)	(0.18)	(2.15)

Income / (loss) from continuing operations per share of common stock, diluted	(1.85)	(0.18)	(2.03)
Income / (loss) from discontinued operations per share of common stock, diluted	(0.12)	0.00	(0.12)

Net income / (loss) from operations per share of common stock, diluted	$(1.97)	$(0.18)	$(2.15)

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(61,155)	0	(61,155)

Comprehensive income/(loss)	$(199,228)	$(12,856)	$(212,084)

Consolidated Balance Sheet – December 31, 2010

	Balance as at December 31, 2010 As reported	Adjustments	Balance as at December 31, 2010 Restated
Current Assets
Cash and cash equivalents	$122,116	$0	$122,116
Accounts receivable, net of allowance for doubtful accounts of $20,863	433,168	0	433,168
Inventories	91,874	0	91,874
Prepaid expenses	9,536	0	9,536
Other current assets	24,218	0	24,218
Deferred income taxes	80,956	(29,274)	51,682
Debt issuance cost	2,739	0	2,739

Total Current Assets	764,607	(29,274)	735,333
Intangible assets, net	627,342	0	627,342
Goodwill, net	1,452,986	0	1,452,986
Property, plant and equipment, net	189,880	0	189,880
Deferred income taxes	44,028	(37,379)	6,649
Equity method investment in affiliates	243,010	0	243,010
Debt issuance costs	16,656	0	16,656
Non-current assets held for sale	8,614	0	8,614

Total Non-Current Assets	2,582,516	(37,379)	2,545,137

Total Assets	3,347,123	(66,653)	3,280,470

Current Liabilities
Trade accounts payable	92,840	0	92,840
Bank loans and overdraft facilities	45,359	0	45,359
Income taxes payable	5,708	0	5,708
Taxes other than income taxes	182,343	0	182,343
Other accrued liabilities	57,901	0	57,901
Current portions of obligations under capital leases	758	0	758
Deferred consideration	5,000	0	5,000

Total Current Liabilities	389,909	0	389,909
Long-term obligations under capital leases	1,175	0	1,175
Long-term obligations under Convertible Senior Notes and Senior Secured Notes	1,250,758	0	1,250,758
Long-term accruals	2,767	0	2,767
Deferred income taxes	169,318	(47,354)	121,964

Total Long Term Liabilities	1,424,018	(47,354)	1,376,664
Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 70,752,670 and 69,411,845 shares issued at December 31, 2010 and December 31, 2009, respectively)	708	0	708
Additional paid-in-capital	1,343,639	0	1,343,639
Retained earnings	125,500	(20,864)	104,636
Accumulated other comprehensive income of continuing operations	63,499	1,565	65,064
Less Treasury Stock at cost (246,037 shares at December 31, 2010 and December 31, 2009, respectively)	(150)	0	(150)

Total Equity	1,533,196	(19,299)	1,513,897

Total Liabilities and Stockholders’ Equity	$3,347,123	$(66,653)	$3,280,470

Consolidated Statements Of Cash Flow – year ended December 31, 2010

	Year ended December 31, 2010 As reported	Adjustment	Year ended December 31, 2010 Restated
Cash flows from operating activities of continuing operations
Net income / (loss)	$(138,073)	$(12,856)	$(150,929)
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Net (income) / loss from discontinued operations	8,405	0	8,405
Depreciation and amortization	16,947	0	16,947
Deferred income taxes	(40,800)	12,856	(27,944)
Unrealized foreign exchange (gains) / losses	(2,911)	0	(2,911)
Cost of debt extinguishment	14,114	0	14,114
Stock options fair value expense	3,206	0	3,206
Dividends received	10,859	0	10,859
Equity (income)/loss in affiliates	(13,386)	0	(13,386)
Impairment charge	131,849	0	131,849
Other non cash items	25,343	0	25,343
Changes in operating assets and liabilities:
Accounts receivable	25,399	0	25,399
Inventories	(4,024)	0	(4,024)
Prepayments and other current assets	1,966	0	1,966
Trade accounts payable	(16,874)	0	(16,874)
Other accrued liabilities and payables	(50,137)	0	(50,137)

Net cash provided by / (used in) operating activities from continuing operations	(28,117)	0	(28,117)
Cash flows from investing activities of continuing operations
Purchase of fixed assets	(6,194)	0	(6,194)
Purchase of trademarks	(6,000)	0	(6,000)
Changes in restricted cash	481,419	0	481,419
Disposal of subsidiaries	124,160	0	124,160
Acquisitions of subsidiaries, net of cash acquired	(128,464)	0	(128,464)

Net cash provided by / (used in) investing activities from continuing operations	464,921	0	464,921
Cash flows from financing activities of continuing operations
Borrowings on bank loans and overdraft facility	63,853	0	63,853
Payment of bank loans, overdraft facility and other borrowings	(174,251)	0	(174,251)
Payment of long-term borrowings	(19,098)	0	(19,098)
Net borrowings of Senior Secured Notes	67,561	0	67,561
Payment of Senior Secured Notes	(367,954)	0	(367,954)
Decrease in short term capital leases payable	(501)	0	(501)
Increase in short term capital leases payable	0	0	0
Transactions with equity holders	0	0	0
Options exercised	3,550	0	3,550

Net cash provided by / (used in) financing activities from continuing operations	(426,840)	0	(426,840)
Cash flows from discontinued operations
Net cash provided by / (used in) operating activities of discontinued operations	2,806	0	2,806
Net cash (used in) investing activities of discontinued operations	(330)	0	(330)
Net cash provided by / (used in) financing activities of discontinued operations	100	0	100

Net cash provided by/(used in) discontinued operations	2,576	0	2,576
Adjustment to reconcile the change in cash balances of discontinued operations	(2,576)	0	(2,576)
Currency effect on brought forward cash balances	(14,287)	0	(14,287)
Net increase / (decrease) in cash	(4,323)	0	(4,323)
Cash and cash equivalents at beginning of period	126,439	0	126,439

Cash and cash equivalents at end of period	122,116	0	122,116

Supplemental Schedule of Non-cash Investing Activities
Common stock issued in connection with investment in subsidiaries	41,344	0	41,344

Supplemental disclosures of cash flow information
Interest paid	111,535	0	111,535
Income tax paid	$29,544	$0	$29,544

Consolidated Statements of Changes in Stockholder’s Equity — December 31, 2010

	Balance as at December 31, 2010 As Reported	Adjustments	Balance as at December 31, 2010 Restated
Common Stock	$708	$0	$708
Treasury Stock	(150)	0	(150)
Additional Paid-in Capital	1,343,639	0	1,343,639
Retained Earnings	125,500	(20,864)	104,636
Accumulated other comprehensive income of continuing operations	63,499	1,565	65,064

Total	$1,533,196	$(19,299)	$1,513,897

The impact of the corrections of the errors discussed above on consolidated balance sheets as of September 30, 2012, June 30, 2012, March 31, 2012, September 30, 2011, June 30, 2011 and March 31, 2011 is shown in the accompanying tables (in thousands). Consolidated statements of operations and comprehensive income, consolidated statement of cash flow and consolidated statement of changes in stockholders’ equity for the periods ended at the dates presented are not materially impacted.

Condensed Consolidated Balance Sheet – September 30, 2012, June 30, 2012 and March 31, 2012 (unaudited)

	Sept. 30, 2012 As reported	Adjustment	Sept 30, 2012 Restated	June 30, 2012 As reported	Adjustment	June 30, 2012 Restated	Mar. 31, 2012 As reported	Adjustment	Mar. 31, 2012 Restated
Current Assets
Cash and cash equivalents	$102,713	$0	$102,713	$138,680	$0	$138,680	$107,798	$0	$107,798
Accounts receivable, net of allowance for doubtful accounts	220,802	0	220,802	210,280	0	210,280	220,257	0	220,257
Inventories	160,061	0	160,061	136,826	0	136,826	120,785	0	120,785
Prepaid expenses	27,472	0	27,472	21,127	0	21,127	23,169	0	23,169
Other current assets	48,780	0	48,780	25,471	0	25,471	21,722	0	21,722
Deferred income taxes	5,173	0	5,173	2,217	0	2,217	2,646	0	2,646
Debt issuance cost	7,389	0	7,389	6,797	0	6,797	2,959	0	2,959

Total Current Assets	572,390	0	572,390	541,398	0	541,398	499,336	0	499,336
Intangible assets, net	486,787	0	486,787	457,598	0	457,598	508,605	0	508,605
Goodwill	706,924	0	706,924	663,792	0	663,792	735,572	0	735,572
Property, plant and equipment, net	178,871	0	178,871	173,446	0	173,446	190,742	0	190,742
Deferred income taxes, net	23,195	(23,195)	0	23,254	(23,254)	0	22,811	(22,810)	1
Debt issuance costs	11,324	0	11,324	12,100	0	12,100	12,789	0	12,789
Non-current assets held for sale	675	0	675	675	0	675	675	0	675

Total Non-Current Assets	1,407,776	(23,195)	1,384,581	1,330,865	(23,254)	1,307,611	1,471,194	(22,810)	1,448,384

Total Assets	1,980,166	(23,195)	1,956,971	1,872,263	(23,254)	1,849,009	1,970,530	(22,810)	1,947,720

Current Liabilities
Trade accounts payable	78,735	0	78,735	83,066	0	83,066	69,868	0	69,868
Bank loans and overdraft facilities	115,196	0	115,196	57,194	0	57,194	66,708	0	66,708
Short-term obligations under Convertible Senior Notes	257,122	0	257,122	270,993	0	270,993	305,977	0	305,977
Obligations under Debt Security	70,000	0	70,000	70,000	0	70,000	0	0	0
Income taxes payable	9,421	0	9,421	7,363	0	7,363	8,391	0	8,391
Taxes other than income taxes	101,820	0	101,820	124,908	0	124,908	101,323	0	101,323
Other accrued liabilities	75,357	0	75,357	59,001	0	59,001	73,441	0	73,441
Current portions of obligations under capital leases	832	0	832	956	0	956	1,159	0	1,159

Total Current Liabilities	708,483	0	708,483	673,481	0	673,481	626,867	0	626,867
Long-term obligations under capital leases	674	0	674	684	0	684	728	0	728
Long-term obligations under Senior Secured Notes	933,871	0	933,871	917,848	0	917,848	950,643	0	950,643
Long-term accruals	2,093	0	2,093	1,978	0	1,978	2,191	0	2,191
Deferred income taxes	94,815	2,517	97,332	84,970	2,458	87,428	99,199	2,902	102,101

Total Long-Term Liabilities	1,031,453	2,517	1,033,970	1,005,480	2,458	1,007,938	1,052,761	2,902	1,055,663
Temporary equity	29,443	0	29,443	29,558	0	29,558	0	0	0
Stockholders’ Equity
Common Stock	730	0	730	731	0	731	731	0	731
Additional paid-in-capital	1,371,389	0	1,371,389	1,371,059	0	1,371,059	1,370,335	0	1,370,335
Accumulated deficit	(1,189,620)	(23,100)	(1,212,720)	(1,225,389)	(23,100)	(1,248,489)	(1,137,700)	(23,100)	(1,160,800)
Accumulated other comprehensive income	28,438	(2,612)	25,826	17,493	(2,612)	14,881	57,686	(2,612)	55,074
Less Treasury Stock at cost	(150)	0	(150)	(150)	0	(150)	(150)	0	(150)

Total Stockholder’s Equity	210,787	(25,712)	185,075	163,744	(25,712)	138,032	290,902	(25,712)	265,190

Total Liabilities and Stockholders’ Equity	$1,980,166	$(23,195)	$1,956,971	$1,872,263	$(23,254)	$1,849,009	$1,970,530	$(22,810)	$1,947,720

Condensed Consolidated Balance Sheet – September 30, 2011, June 30, 2011 and March 31, 2011 (unaudited)

	Sept. 30, 2011 As reported	Adjustment	Sept. 30, 2011 Restated	June 30, 2011 As reported	Adjustment	June 30, 2011 Restated	Mar. 31, 2011 As reported	Adjustment	Mar. 31, 2011 Restated
Current Assets
Cash and cash equivalents	$111,191	$0	$111,191	$126,534	$0	$126,534	$168,112	$0	$168,112
Accounts receivable, net of allowance for doubtful accounts	236,486	0	236,486	250,453	0	250,453	251,835	0	251,835
Inventories	121,441	0	121,441	150,160	0	150,160	146,966	0	146,966
Prepaid expenses and other current assets	46,092	0	46,092	58,571	0	58,571	69,436	0	69,436
Deferred income taxes	45,660	(10,644)	35,016	93,063	(31,509)	61,554	87,172	(30,727)	56,445
Debt issuance cost	2,972	0	2,972	2,884	0	2,884	2,748	0	2,748

Total Current Assets	563,842	(10,644)	553,198	681,665	(31,509)	650,156	726,269	(30,727)	695,542
Intangible assets, net	471,695	0	471,695	699,127	0	699,127	684,844	0	684,844
Goodwill	1,068,378	0	1,068,378	1,873,604	0	1,873,604	1,836,866	0	1,836,866
Property, plant and equipment, net	181,185	0	181,185	221,503	0	221,503	218,382	0	218,382
Deferred income taxes, net	57,056	(57,056)	0	42,625	(36,191)	6,434	43,805	(37,754)	6,051
Debt issuance costs	14,283	0	14,283	15,110	0	15,110	16,042	0	16,042
Non-current assets held for sale	676	0	676	0	0	0	0	0	0

Total Non-Current Assets	1,793,273	(57,056)	1,736,217	2,851,969	(36,191)	2,815,778	2,799,939	(37,754)	2,762,185

Total Assets	2,357,115	(67,700)	2,289,415	3,533,634	(67,700)	3,465,934	3,526,208	(68,481)	3,457,727

Current Liabilities
Trade accounts payable	87,724	0	87,724	82,403	0	82,403	90,094	0	90,094
Bank loans and overdraft facilities	54,213	0	54,213	65,375	0	65,375	72,496	0	72,496
Income taxes payable	1,070	0	1,070	1,190	0	1,190	3,325	0	3,325
Taxes other than income taxes	89,644	0	89,644	111,924	0	111,924	97,081	0	97,081
Other accrued liabilities	54,519	0	54,519	43,032	0	43,032	98,201	0	98,201
Current portions of obligations under capital leases	931	0	931	916	0	916	838	0	838

Total Current Liabilities	288,101	0	288,101	304,840	0	304,840	362,035	0	362,035
Long-term debt, less current maturities	18,738	0	18,738	21,592	0	21,592	0	0	0
Long-term obligations under capital leases	838	0	838	892	0	892	1,096	0	1,096
Long-term obligations under Senior Notes	1,262,087	0	1,262,087	1,301,942	0	1,301,942	1,288,564	0	1,288,564
Long-term accruals	1,963	0	1,963	2,336	0	2,336	2,290	0	2,290
Deferred income taxes	131,459	(42,996)	88,463	185,021	(50,970)	134,051	183,000	(49,705)	133,295

Total Long-Term Liabilities	1,415,085	(42,996)	1,372,089	1,511,783	(50,970)	1,460,813	1,474,950	(49,705)	1,425,245
Stockholders’ Equity
Common Stock	728	0	728	727	0	727	727	0	727
Additional paid-in-capital	1,368,864	0	1,368,864	1,368,202	0	1,368,202	1,367,509	0	1,367,509
Accumulated deficit	(728,602)	(20,864)	(749,466)	120,133	(20,864)	99,269	123,466	(20,864)	102,602
Accumulated other comprehensive income	13,089	(3,840)	9,249	228,099	4,134	232,233	197,671	2,088	199,759
Less Treasury Stock at cost	(150)	0	(150)	(150)	0	(150)	(150)	0	(150)

Total Stockholder’s Equity	653,929	(24,704)	629,225	1,717,011	(16,730)	1,700,281	1,689,223	(18,776)	1,670,447

Total Liabilities and Stockholders’ Equity	$2,357,115	$(67,700)	$2,289,415	$3,533,634	$(67,700)	$3,465,934	$3,526,208	$(68,481)	$3,457,727

3.	Agreement with Roust Trading

On April 23, 2012, the Company entered into a Securities Purchase Agreement (“SPA”) with Roust Trading Limited (“Roust Trading”), for a strategic transaction. Pursuant to this SPA, Roust Trading agreed to make an investment in the Company in three stages, subject to typical closing conditions. In the first stage, on May 7, 2012, Roust Trading acquired 5,714,286 newly issued shares of the Company’s common stock for an aggregate purchase price of $30 million, or $5.25 per share (the “Initial Shares”). Under certain circumstances the Initial Shares could be put back to the Company for $30 million. The Initial Shares were accounted for as temporary equity in the balance sheet. Also on May 7, 2012, JSC Russian Standard Bank (“Russian Standard Bank”), a subsidiary of Roust Trading, purchased $70 million aggregate principal amount of senior notes due March 18, 2013, bearing an interest rate of 3.00% (the “Debt Security”) issued by the Company. The SPA also contemplated the following transactions:

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

On July 9, 2012, the Company entered into an amended and restated securities purchase agreement (the “Amended SPA”) with Roust Trading, which amended and restated the entirety of the SPA described above. The material amendments to the terms of the SPA as set forth in the Amended SPA include:

•

the Company will, within five business days of a request by Roust Trading, issue to Roust Trading, as an adjustment to the issue price of the Initial Shares and Exchange Shares, up to the following amount of shares of common stock at any time after the following dates: (i) 3 million shares of common stock after the execution of the Amended SPA; (ii) 5 million shares of common stock after receipt of Company Stockholder Approval (as defined in the Amended SPA); and (iii) 2 million shares following the Backstop Escrow Release Date (as defined in the Amended SPA) (the shares of common stock in clauses (i), (ii) and (iii) above collectively the “Additional Shares”); the put option relating to Initial Shares is retained in the Amended SDA;

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

•	the final maturity date for the Debt Security was to be extended to July 31, 2016; and

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

Pursuant to the Amended SPA, CEDC issued 3 millions shares of common stock, par value $0.01 per share to Roust Trading on December 20, 2012.

As described in Amendment No. 2 on Form 10-K/A to the Company’s Annual Report for the year ended December 31, 2011, filed with SEC on October 5, 2012, the Company restated its consolidated financial statements as of and for the years ended December 31, 2011 and 2010, primarily due to the fact that certain retroactive trade rebates and trade marketing refunds were not properly recorded by CEDC’s principle operating subsidiary in Russia, the Russian Alcohol Group. The cumulative impact of restatements for the years ended December 31, 2011 and 2010, exceeded certain thresholds as set out in the Amended SPA. As a result it became uncertain whether Roust Trading would consummate the funding transaction agreed with the Company or if Roust Trading would propose new terms to an amended transaction or would propose an alternative transaction.

On December 28, 2012, the Company entered into the Term Sheet, pursuant to which the SPA and the related Governance Agreement and the Amended and Restated Voting Agreement dated July 9, 2012, between the Company and Roust Trading terminated on January 21, 2013.

Under the Term Sheet, Russian Standard:

•	released restrictions on $50 million in cash previously invested in CEDC, making such funds available for working capital and general corporate purposes,

•	agreed to provide a new $15 million revolving credit facility to CEDC, and

•

agreed to provide up to $107 million in new capital to CEDC (reduced by the commitment under the new revolving credit facility) subject to and conditional upon an overall restructuring of CEDC’s capital structure that is acceptable to CEDC and Russian Standard.

In turn, CEDC:

•	created an Operational Management Committee of the CEDC Board of Directors to be led by Mr. Tariko,

•	created a Restructuring Committee of the CEDC Board of Directors to be led by non-Russian Standard directors,

•	appointed Grant Winterton as Chief Executive Officer of CEDC, effective January 10, 2013, and

•

agreed to call an annual shareholders’ meeting as soon as practicable to vote on a slate of directors agreed between CEDC and Russian Standard and to decide if Russian Standard nominees will comprise a majority of the CEDC Board of Directors.

Pursuant to signing the Term Sheet CEDC was permitted to have restructuring discussions and negotiations with the holders of CEDC’s outstanding debt obligations. These revised terms also represented a settlement of the issues between CEDC and Russian Standard that stemmed from, among other things, the restatement of CEDC’s financial statements for its 2010 and 2011 fiscal years in October 2012, with CEDC and RTL agreeing to mutually release all claims and causes of action and not to bring any legal action against the other under either agreement for matters arising prior to signing the Term Sheet.

On January 29, 2013 the Company received from Roust Trading a notice that Roust Trading sought to exercise its claimed put right under Section 8.13 of the Amended SPA. On February 6, 2013, the Special Committee of the Board of Directors of the Company sent a formal response to the notice. CEDC asserted that the put right reflected in Section 8.13 of the Amended SPA (and all other provisions in the Amended SPA and all related agreements) had been terminated and could no longer be exercised by Roust Trading.

CEDC and Roust Trading subsequently entered into a forbearance agreement dated February 6, 2013, to the effect that neither party would pursue any further action in respect of the put right notice for a period to April 30, 2013, after which either party would have been able to assert any and all remedies available to it. This agreement was without prejudice to the claims or rights of either party and both parties fully reserved their rights in this respect.

RTL Investment Agreement

On March 8, 2013, CEDC, RTL and JSC “Russian Alcohol Group” entered into a Securities Purchase Agreement (the “RTL Investment Agreement”). RTL agreed, on the terms and subject to the conditions set forth in the RTL Investment Agreement, to invest $172 million in CEDC and terminate the RTL Credit Facility in exchange for shares of New Common Stock constituting at least 85% of the issued and outstanding New Common Stock immediately following consummation of the Plan of Reorganization (the “RTL Investment”).

The RTL Investment Agreement contained a limited number of customary representations and warranties from CEDC, including, among others, with respect to incorporation, authority, authorization and broker’s fees and customary representations and warranties from RTL.

The RTL Investment Agreement contained a mutual release of certain claims between CEDC and RTL and certain of their related parties (including RTL’s exercise of its put right under the Amended SPA) which became effective upon the consummation of the transactions contemplated thereby.

On April 26, 2013, CEDC, RTL and JSC “Russian Alcohol Group” entered into an Amended and Restated Securities Purchase Agreement (the “Amended Investment Agreement”). The Amended Investment Agreement amended and restated the RTL Investment Agreement.

The Amended Investment Agreement amended the RTL Investment Agreement to reflect the terms of the agreement reached between RTL and certain holders of CEDC’s 3.00% Convertible Notes due 2013 (the “2013 Notes”) as provided for in the amended and restated plan support agreement, dated as of March 20, 2013 (the “2013 PSA”), among RTL and certain holders of the 2013 Notes, previously filed on Amendment No. 16 to Schedule 13D by RTL on March 21, 2013. Among the changes to the RTL Investment Agreement reflected in the Amended Investment Agreement were amendments to reflect the withdrawal of the CEDC exchange offer to 2013 Noteholders, the tender offer by RTL (the “RTL Offer”) to holders of the 2013 Notes, and the issuance of all newly issued shares of CEDC common stock to RTL pursuant to CEDC’s prepackaged plan of reorganization.

The RTL Investment Agreement, as amended and restated by the Amended Investment Agreement, was consummated as part of the Plan of Reorganization on June 5, 2013. As a result 100% of the common stock of CEDC is now owned by RTL.

4.	Sale of accounts receivable

On February 24, 2011, two subsidiaries of the Company, namely CEDC International Sp. z o.o. (“CEDC International”) and Polmos Białystok S.A. (“Polmos Bialystok”), entered into factoring arrangements (“Factoring Agreements”) with ING Commercial Finance Polska SA (“ING Polska”) for the sale up to 290.0 million Polish zlotys (approximately $84.9 million) of receivables. On January 1, 2012, the total limit under the Factoring Agreements was reduced from 290.0 million Polish zlotys ($93.6 million) to 250.0 million Polish zlotys ($80.7 million) and from March 1, 2012 it was further reduced to 220.0 million Polish zlotys ($71.0 million). The Factoring Agreements were to mature on April 30, 2012, however on April 25, 2012 the Company extended these agreements until September 30, 2012 with further decrease of the total limit to 200.0 million Polish zlotys (approximately $64.5 million). On September 28, 2012 the total limit under the Factoring Agreements was reduced to 170.0 million Polish zlotys (approximately $54.8 million). On December 24, 2012 the Company further extended the Factoring Agreements with decrease the total limit to 130.0 million Polish zloty (approximately $41.9 million). The extension assumed financing of receivables to be continued till end of February 2013, and thereafter the Factoring Agreements were terminated.

As of December 31, 2012 and 2011, the total balance of financing obtained through factoring amounted to 126.1 and 279.3 million Polish zlotys, respectively (approximately $40.7 million and $81.7 million) of the 130.0 and 290.0 million Polish zlotys limit available, respectively.

For the twelve months ended December 31, 2012 and 2011, the Company sold receivables in the amount of 1,272.0 and 1,364.6 million Polish zlotys ($410.4 and $399.3 million) and recognized a loss on the sale in the statement of operations and comprehensive income in the amount of 10.7 and 9.2 million Polish zlotys ($3.4 and $2.8 million), respectively.

Furthermore, in June 2011 and in January 2012 the Company signed factoring agreement with ING Polska and Bank Handlowy w Warszawie Spółka Akcyjna (“Bank Handlowy”), respectively. These agreements allow the Company to sell receivable of three of Company’s distributors named in these agreements. There is no financing limit in any of the two agreements. As a result of the agreement with ING Polska, during the period ended December 31, 2012 the Company sold receivables in the amount of 128.8 million Polish zlotys ($41.6 million) and recognized a loss on the sale in the statement of operations and comprehensive income in the amount of 0.8 million Polish zlotys ($0.3 million). As a result of the agreement with Bank Handlowy, during the period ended December 31, 2012 the Company sold receivables in the amount of 96.5 million Polish zlotys ($31.1 million) and recognized a loss on the sale in the statement of operations and comprehensive income in the amount of 0.4 million Polish zlotys ($0.1 million).

Additionally, in August 2012, the Company signed an agreement with its distributor and Bank Zachodni WBK S.A. for non-recourse factoring of the receivables from the distributor and its related parties. There is no financing limit in this agreement. As a result of this agreement, during the year ended December 31, 2012 the Company sold receivables in the amount of 399.0 million Polish zlotys ($128.7 million), and recognized a loss on the sale in the statement of operations and comprehensive income in the amount of 4.0 million Polish zlotys ($1.3 million). The Company has no continuing involvement with the sold non-recourse receivables.

As of December 31, 2012, the liabilities from factoring with recourse amounted to 8.6 million Polish zlotys ($2.8 million) and are included in the short term bank loans in the balance sheet. Corresponding receivables from factoring with recourse are presented under accounts receivable in the balance sheet.

5.	Allowances for Doubtful Accounts

Changes in the allowance for doubtful accounts during each of the three years in the period ended December 31, were as follows:

	Year ended December 31,
	2012	2011	2010
Balance, beginning of year	$24,510	$20,863	$10,066
Effect of foreign exchange movement on opening balance	2,513	(2,725)	1,770
Change in provision for bad debts—reported in statement of operations	6,436	6,372	9,027
Other, including charge-offs	(8,209)	0	0

Balance, end of year	$25,250	$24,510	$20,863

6.	Inventory

The following table summarizes our inventories:

	December 31,
	2012	2011
Raw materials and supplies	$19,598	$22,237
In-process inventories	5,039	2,655
Finished goods and goods for resale	152,973	95,105
Reserve for stock obsolescence	(2,896)	(2,307)

Total	$174,714	$117,690

Because of the nature of the products supplied by the Company, great attention is paid to inventory rotation. As of December 31, 2011 inventory days amounted to 81 days. In 2012 we changed methodology of calculating inventory rotation, so that it is more adequate to the nature of our business. Using new methodology days of inventory as at 31 December, 2011 amounted to 30 days. As of 31 December, 2012 it increased to 45 days. Where goods are estimated to be obsolete or unmarketable they are written down to a value reflecting the net realizable value in their relevant condition.

7.	Other current assets

Other current assets as of December 31, 2012 include $39.6 million of CEDC inventories sold at market prices and held by external parties and Roust (as defined in Note 19) under an arrangement to repurchase these inventories with storage and logistic cost mark-up. As of December 31, 2011 the respective amount was $0.0 million.

Other current assets, other than inventories sold and held by external parties, amount to $52.8 million as at December 31, 2012 and of $13.0 million as at December 31, 2011.

	December 31,
	2012	2011
Short term securities (for resale)	$1,034	$863
VAT	16,707	4,458
Other taxes and duties	14,827	(524)
Other short-term receivables	20,279	8,188

Total	$52,847	$12,985

8.	Intangible Assets other than Goodwill

	2012	2011
Trademarks and trademark rights:
Trademarks as at January 1, net	$457,381	$627,221
Impairment charge	(39,224)	(127,692)
Acquisitions during the period	0	17,473
Depreciation charge for the year	(1,137)	0
Foreign exchange impact	37,543	(59,621)

Trademarks as at December 31, net	$454,563	$457,381

Other amortizable intangible assets:
Customer relationship as at January 1, net	$6,467	$121
Acquisitions during the period	0	8,200
Depreciation charge for the year	(1,059)	(1,139)
Impairment charge	(5,828)	0
Foreign exchange impact	420	(715)

Customer relationships as at December 31, net	$0	$6,467

Intangible assets as at December 31, net	$454,563	$463,848

The impairment charge for the years ended December 31, 2012 and December 31, 2011 amounts to $45 million (including $39.2 million for trademarks and $5.8 million for customer relationship) and $127.7 million, respectively.

Accumulated impairment related to trademarks as of December 31, 2012 and December 31, 2011 amounts to $319.0 million and $279.8 million, respectively.

Impairment test on trademarks performed as of December 31, 2012

At December 31, 2012, the Company performed its annual impairment test of trademarks, and in order to support its value the Company calculated the fair value of trademarks using a discounted cash flow approach based on the following assumptions:

•

Risk free rates for Poland, Russia and Hungary used for calculation of discount rate were based on the yield of long term bonds denominated in U.S. dollars issued by Polish, Russian and Hungarian governments as of December 31, 2012. When estimating discount rates to be used for the calculation we have taken into account current market conditions in Poland, Russia and Hungary separately. As a result of our assumptions and calculations, discount rates of 9.32%, 9.86% and 11.41% for Poland, Russia and Hungary, respectively have been determined. These inputs were determined utilizing primarily Level 1 inputs.

•

The Company estimated the growth rates in projecting cash flows for each of trademarks separately, based on five year plan related to each trademark. These inputs were determined utilizing primarily Level 2 inputs.

•

The Company estimated the terminal value growth rates of 2.5% for Polish trademarks, from 0.0% to 4.0% for Russian trademarks and at 2.7% in relation to Hungarian trademark. These inputs were determined utilizing primarily Level 2 inputs.

Based upon the above analysis performed and due to the continued lower performance of certain Russian brands, the Company has determined that the fair market value of these trademarks is below its carrying value. As a result, the Company recorded an impairment charge of $39.2 million on the following trademarks: Zhuravli, Parliament, Marusya, Urozhay and Kauffman.

The change in the recorded book value of trademarks between December 31, 2012 and December 31, 2011 resulted mainly from the recognized impairment charge described above and foreign exchange translation differences of $37.5 million caused by appreciation of the Polish zloty and Russian ruble against the U.S. dollar.

Based on sensitivity analysis of Green Mark, the increase of WACC by 1 p.p. would result in no impairment charge. If the EBITDA is lower than budgeted by 1 p.p. this would not change our impairment test results as well.

Based on sensitivity analysis of Absolwent and Bols trademarks, the increase of WACC by 1 p.p. would result in no impairment charge. If the EBITDA was lower by 1 p.p. this would no change our impairment test results as well.

Estimated future amortization expense related to amortizable intangible assets at December 31, 2012 amounts to $3.0 million of which $1.1 will be charged in 2013, $0.9 in 2014, $0.5 in 2015 and $0.5 in subsequent years.

9.	Goodwill

Goodwill results from the Company’s acquisitions of Bols, Polmos Bialystok, Parliament, Russian Alcohol, Whitehall and Bols Hungary.

	2012	2011
Goodwill as at January 1, gross	$1,600,421	$1 452 986
Acquisitions during the period	0	270,631
Foreign exchange impact	97,139	(123,196)

Goodwill as at December 31, gross	$1,697,560	$1,600,421

Accumulated impairment losses as at January 1	(930,127)	0
Foreign exchange impact	(51,201)	0
Impairment charges recognized during the period	(327,847)	(930,127)

Accumulated impairment losses as at December 31	(1,309,175)	(930 127)

Goodwill as at January 1, net	$670,294	$1,452,986

Goodwill as at December 31, net	$388,385	$670,294

The impairment charge for the years ended December 31, 2012 and December 31, 2011 amounts to $327.8 million and $930.1 million, respectively. Impairment Charges for the year ended December 31, 2012 in this Annual Report are lower than those previously provided by the Company as preliminary unaudited estimates.

Accumulated impairment related to goodwill as of December 31, 2012 and December 31, 2011 amounts to $1,257.9 million excluding revaluation and $930.1 million respectively.

Impairment test on goodwill performed as of December 31, 2012

At December 31, 2012, the Company performed its annual impairment test of goodwill. The Company tested fair value of the following reporting units: Poland Core Business Unit, Russia Core Business Unit, Poland Fine Wines Unit, Russia Import Unit and Hungary Unit. In order to support its value, the Company calculated the fair value of the reporting units using a discounted cash flow approach based on the following assumptions:

•

Risk free rates for Poland, Russia and Hungary used for calculation of discount rate were based on the yield of long term bonds denominated in U.S. dollars issued by Polish, Russian and Hungarian governments as of December 31, 2012. When estimating discount rates to be used for the calculation we have taken into account current market conditions in Poland, Russia and Hungary separately. As a result of our assumptions and calculations, discount rates of 9.32%, 9.86% and 11.41% for Poland, Russia and Hungary, respectively have been determined. These inputs were determined utilizing primarily Level 1 inputs.

•

The Company estimated the growth rates in projecting cash flows for each of reporting group separately, based on a detailed five year plan related to each reporting unit. These inputs were determined utilizing primarily Level 2 inputs.

•

The Company estimated the terminal value growth rates of 2.5% for Polish reporting units, 3.0% for Russian reporting units and 2.7% for its Hungarian unit. These inputs were determined utilizing primarily Level 2 inputs.

Based on goodwill impairment test as of December 31, 2012, it was determined that the carrying value of our Core Business unit in Poland and Russia Import Unit exceeded their fair value. The primary reasons for this was the continuous decline in spirits market, changes in consumer behavior, loss of suppliers and increasing discount pressures from customers both in Russia and in Poland. As a result, the Company completed step two of the impairment test, and compared the implied fair value of the reporting unit’s goodwill to the carrying amount of the reporting unit’s goodwill. As the carrying amount of the reporting unit’s goodwill for both Core Business unit in Poland and Russia Import Unit was greater than the implied fair value of the underlying reporting units’ goodwill values, an impairment loss was recognized for the excess amounting to $64.0 million and $263.8 million for Core Business unit in Poland and Russia Import Unit, respectively.

As a result of tests performed during 2012 described above total impairment charge recognized for the year ended December 31, 2012 amounts to $327.8 million (the charge recognized for the year ended December 31, 2011 amounted to $930.1 million).

The impairment was accumulated assuming 100% realization of budgeted operating income in the period of prognosis. Based on sensitivity analysis of Russia Core Business unit the increase of WACC by 1 p.p. would result in no impairment charge. If the operating profit was lower by 10 p.p. the reporting unit’s fair value would still exceed its book value. Based on our sensitivity analysis the operating income would have to be lower than budgeted by more than 16 p.p. to result in goodwill impairment charge.

Based on sensitivity analysis of Poland Core Business unit the increase of WACC by 1 p.p. would result in impairment charge higher by $49.9m while decrease of WACC by 1 p.p. would result in no impairment charge. Reduction of the operating profit by 10 p.p. would result in higher impairment charge by $19.1 m, while increase by 10 p.p. would result in lower impairment charge by $19.1 m.

10.	Property, plant and equipment

Property, plant and equipment, presented net of accumulated depreciation in the consolidated balance sheets, consists of:

	December 31,
	2012	2011
Land and buildings	$109,752	$102,615
Equipment	112,346	111,144
Motor vehicles	16,962	15,671
Motor vehicles under lease	2,362	3,008
Computer hardware and software	19,699	17,476
Other	10,128	8,010

Total gross book value	271,249	257,924

Less—Accumulated depreciation	(100,854)	(80,333)
Less—Accumulated depreciation of leases	(651)	(931)

Total	$169,744	$176,660

Depreciation expense relating to property, plant and equipment for the year ended December 31, 2012 and 2011 amounts to $18.2 million and $18.6 million, respectively.

The following assets are subject to pledges:

•	The Bialystok facility is located on 78,665 square meters of land that has been pledged as part of the collateral to 2016 Notes.

•	The Oborniki facility is located on 80,519 square meters that has been pledged as part of the collateral to 2016 Notes.

•	The Siberia plant has been pledged as part of the collateral to 2016 Notes.

•	The Tula facility has been pledged as part of the collateral to 2016 Notes.

•	The Parliament production plant is a security for a loan from Grand Invest Bank.

11.	Assets and liabilities of business held for sale

On July 28, 2011, the Company committed to sell First Tula Distillery (“Tula”), a production plant in Russia. As part of the ongoing restructuring process in Russia, in order to optimize the efficiency of the Russian segment of the Company’s operations, the Company decided to shut down Tula’s operations. Starting in August 2011, all production activity was suspended and all of the employees were terminated. In 2011, the Company recognized a 221.6 million Russian rubles (approximately $7.4 million) loss, related to the classifications of the assets at the lower of carrying amount or estimated fair value less costs to sell. In the consolidated balance sheet as of December 31, 2011, the fixed assets of Tula of $0.7 million were presented separately as assets held for sale.

The Company was unsuccessful in looking for a buyer of Tula’s assets. The Company’s management expects no future benefits from this assets and as a result the impairment loss was recognized in the amount of 21.7 million Russian rubles ($0.7 million). The value of the assets in the consolidated balance sheet as of December 31, 2012 is $0 million.

12.	Equity method investments in affiliates

As of December 31, 2012, Company does not hold investments in unconsolidated affiliates.

In February 2011 , the Company finalized acquisition of Whitehall. Before the transaction the Company’s interest was accounted for under equity method. As a result of this transaction, the Company acquired full voting and economic control over Whitehall Group and changed the accounting treatment for its interest in Whitehall from the equity method of accounting to consolidation beginning on February 7, 2011. On March 30, 2011, the Company through its ownership of Whitehall sold its stake in MH to Moet Hennessy. As of the completion of this transaction, Whitehall no longer has any direct ownership stake in MH. The Company received $7.6 million of dividends from Whitehall from January 1, 2011 through February 7, 2011, when Whitehall was consolidated under the equity method. The results from operations of the investments shown below for the year ended December 31, 2011 include the results of Whitehall from January 1, 2011 to February 7, 2011 and MH from January 1, 2011 to March 30, 2011.

Total Year ended December 31, 2011
Net sales	$6,494
Gross margin	1,995
Operating profit	(9,975)
Income from continuing operations	(9,933)
Net income	(9,933)
Net income/(loss) attributable to CEDC	(7,946)

13.	Borrowings

Bank Facilities

As of December 31, 2012, the Company has outstanding liabilities of €28.1 (€29.6 including accrued interest) million ($37.1 million) from the term loans from Alfa-Bank, Bank Zenit and Raiffeisenbank drawn by Whitehall:

•

The loan agreement with Alfa-Bank, dated July 22, 2008, matures on October 18, 2014. The credit limit under this agreement is €20.0 million ($26.4 million). The loan, as of December 31, 2012, consists of eleven open tranches released between September 26, 2012 and December 27, 2012, and are repayable between March 26, 2013 and September 27, 2013. As of December 31, 2012, the Company had outstanding liability of €13.1 (€14.0 including accrued interest) million ($17.3 million) from this term loan.

•

The loan agreement with Bank Zenit, dated August 16, 2012, matures on April 25, 2014. The credit limit under this agreement is €10.0 million ($13.2 million). The loan as of December 31, 2012 consists of four open tranches released between August 16, 2012 and October 26, 2012, and are repayable between January 25, 2013 and March 15, 2013. These tranches were repaid and new tranches were released after year end. As of December 31, 2012, the Company had outstanding liability of €10.0 (€10.3 including accrued interest) million ($13.2 million) from this term loan.

•

The loan agreement with Raiffeisenbank, dated October 26, 2012, matures on September 30, 2013. The credit limit under this agreement is €5.0 million ($6.6 million). This loans has financial covenants that need to be met. These financial covenants will be calculated once statutory financial statements are completed. There is a risk that financial covenants related to this loan have not been met as of December 31, 2012. The loan as of December 31, 2012 consists of four open tranches released between October 29, 2012 and November 20, 2012, and are repayable on September 30, 2013. As of December 31, 2012, the Company had outstanding liability of €5.0 (€5.3 including accrued interest) million ($6.6 million) from this term loan.

The aforementioned loans drawn by Whitehall are guaranteed by Whitehall companies. The loan agreement with Alfa-Bank and with Bank Zenit are secured by the Whitehall’s inventory. Total limit of bank debt for Whitehall companies under those loans is €28.0 ($36.9) million for Alfa-Bank and €30.0 ($39.6) for Raiffeisenbank. Limit for Alfa-Bank was exceeded by €0.1 ($0.13) million, however Alfa-Bank has not requested for payment of any part of this loan and the outstanding balance was reduced by Whitehall below the maximum allowable amount subsequent to December 31, 2012.

As of December 31, 2012, the Company has outstanding term loans of 2,696.1 (2,702.0 including accrued interest) million Russian rubles ($88.7 million) from MKB Bank, Alfa-Bank, Sberbank and Grand Invest Bank, all drawn by Russian Alcohol Group, as well as, an overdraft facility from Nomos-Bank and an overdraft facility from Sberbank drawn by Bravo Premium:

•

The loan agreement with MKB Bank, dated July 19, 2012, matured on February 25, 2013 and was fully paid. As of December 31, 2012, the Company had outstanding liability of 900.0 (903.5 including accrued interest) million Russian rubles ($29.6 million) from this term loan. This loan was secured by inventory.

•

The loan agreement with Alfa-Bank, dated July 25, 2012, matured on February 28, 2013 and was fully repaid. This loan has turnover clause that need to be met. As of December 31, 2012, the Company has outstanding liability of 724.0 (725.6 including accrued interest) million Russian rubles ($23.8 million) from this term loan.

•

The two loan agreements with Grand Invest Bank, dated November 25, 2011 and December 19, 2012, mature on November 22, 2013. These loans have turnover clauses that need to be met. As of December 31, 2012, the Company has outstanding liability of 350.0 million Russian rubles ($11.5 million) from these term loans. Production plant of Parliament is a security for these loans.

•

The loan agreement with Sberbank dated November 23, 2012, matures on November 22, 2013. As of December 31, 2012 outstanding debt is 248.0 (248.8 including accrued interest) million Russian rubles ($8.2 million). This loan is secured by property, land, guarantees and inventory. There are financial covenants related to this loan, and they were all met.

•

The overdraft agreement with Nomos-Bank, dated December 24, 2012 which matured on March 7, 2013 and was repaid. The credit limit under this agreement was 500.0 million Russian rubles ($16.4 million). As of December 31, 2012, the loan was utilized in the amount of 459.1 million Russian rubles ($15.1 million).

•

The overdraft agreement with Sberbank, dated February 6, 2012, which matured on February 5, 2013 and was fully paid. The credit limit under this agreement is 60.0 million Russian rubles ($2.0 million). This loan is secured by fixed assets. As of December 31, 2012, the Company has outstanding liability in the amount of 15.0 million Russian rubles ($0.5 million).

As of December 31, 2012, Bols Hungary had overdraft facility dated August 2, 2012, which matures on August 1, 2013. The credit limit under this agreement is 500.0 million Hungarian forint ($2.3 million). As of December 31, 2012, the loan was utilized in the amount 449.9 million Hungarian forint ($2.1 million). The loan is secured by inventory and receivables.

The table below presents the amount of outstanding lines of credit for short-term financing and the weighted average interest rate on those short term borrowings:

	December 31, 2012		December 31, 2011
	Amount outstanding	Weighted average interest rate	Amount outstanding	Weighted average interest rate

Overdraft facilities	$17,585	10.8%	$13,616	6.7%

Other short-term borrowings	$110,270	10.3%	$64,683	8.6%

As of December 31, 2012 and 2011, the liabilities from factoring with recourse amounted to 8.6 million Polish zlotys ($2.8 million) and 23.0 million Polish zlotys ($7.5 million), respectively and are included in the short term bank loan in the balance sheet as described in Note 4.

2013 Notes

On March 7, 2008, the Company completed the issuance of $310 million aggregate principal amount of 3% Convertible Senior Notes due 2013. Interest is due semi-annually on the 15th of March and September, beginning on September 15, 2008. The 2013 Notes are convertible in certain circumstances into cash and, if applicable, shares of our common stock, based on an initial conversion rate of 14.7113 shares per $1,000 principal amount, subject to certain adjustments. Upon conversion of the notes, the Company will deliver cash up to the aggregate principal amount of the notes to be converted and, at the election of the Company, cash and/or shares of common stock in respect to the remainder, if any, of the conversion obligation. The proceeds from the 2013 Notes were used to fund the cash portions of the acquisition of Copecresto Enterprises Limited and Whitehall.

In the period from May to December of 2012, the Company repurchased $52.1 million principal amount of Convertible Notes in six tranches for $50.2 million.

As of December 31, 2012 the Company had accrued interest of $2.1 million related to the 2013 Notes, with the next coupon due for payment on March 15, 2013, which was not settled. Total obligations under the 2013 Notes are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	December 31, 2012	December 31, 2011
2013 Notes	$257,858	$310,000
Unamortized debt discount	(148)	(1,070)
Debt discount	(788)	(4,285)

Total	$256,922	$304,645

The fair value of the 2013 Notes as of December 31, 2012 and 2011 was $138.1 million and $248.0 million, respectively.

The ASC Topic 470-20 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability ($290.3 million as of the date of the issuance of the 2013 Notes) and equity components ($19.7 million as of the date of the issuance of the 2013 Notes) of the instrument. The debt component was recognized at the present value of its cash flows discounted using a 4.5% discount rate, borrowing rate at the date of the issuance of the 2013 Notes for a similar debt instrument without the conversion feature. The equity component, recorded as additional paid-in capital, was $12.8 million, which represents the difference between the proceeds from the issuance of the 2013 Notes and the fair value of the liability, net of deferred taxes of $6.9 million as of the date of the issuance of the 2013 Notes. ASC Topic 470-20 also requires an accretion of the debt discount over the expected life of the 2013 Notes, which is March 7, 2008 to March 15, 2013. For the year ended December 31, 2012, December 31, 2011 and December 31, 2010, the additional pre-tax non-cash interest expense recognized in the consolidated statement of operations was $3.5 million, $4.3 million and $4.1 million, respectively. Accumulated amortization related to the debt discount was $18.9 million and $15.4 million as of December 31, 2012 and December 31, 2011, respectively. The annual pre-tax increase in non-cash interest expense on consolidated statements of operations and comprehensive loss to be recognized until 2013, the maturity date of the 2013 Notes, amounts to $0.8 million. On March 15, 2013 the Company failed to pay $257.9 million principal due on its 2013 Notes. The 2013 Notes are governed by an Indenture (the “2013 Notes Indenture”) dated March 7, 2008 between the Company and The Bank of New York, as Trustee, as amended and supplemented by the First Supplemental Indenture dated March 7, 2008. Under the terms of the 2013 Notes Indenture, the failure to pay principal when do constitutes an Event of Default (as defined in the 2013 Notes Indenture). The Company addressed the default under 2013 Notes through the Plan of Reorganization as described in Note 1.

2016 Notes

On December 2, 2009, the Company issued $380.0 million 9.125% 2016 Notes and €380.0 million ($491.1 million) 8.875% 2016 Notes in an unregistered offering to institutional investors. The Company used a portion of the net proceeds from the 2016 Notes to redeem the Company’s outstanding 2012 Notes, having an aggregate principal amount of €245.4 million ($323.7 million) on January 4, 2010. The remainder of the net proceeds from the 2016 Notes was used to (i) purchase Lion Capital’s remaining equity interest in Russian Alcohol by exercising the Lion Option and the Co-Investor Option, pursuant to the terms and conditions of the Lion Option Agreement and the Co-Investor Option Agreement, respectively (ii) repay all amounts outstanding under Russian Alcohol credit facilities; and (iii) repay certain other indebtedness.

On December 9, 2010, the Company issued an additional €50.0 million ($65.9 million) 8.875% 2016 Notes in an unregistered offering to institutional investors. The Company used the net proceeds from the additional 2016 Notes to repay its term loans and overdraft facilities with Bank Handlowy w Warszawie S.A and Bank Zachodni WBK S.A.

As of December 31, 2012 and December 31, 2011 the Company had accrued interest of $7.1 million and $7.0 million respectively, related to the Senior Secured Notes due 2016, with the next coupon due for payment on June 1, 2013.

Under Section 6.1(5)(a) of the Indenture (as amended, the “2016 Notes Indenture”) between, inter alia, CEDC Finance Corporation International, Inc. (“CEDC FinCo”), as Issuer, Deutsche Bank AG, London Branch, as Trustee, the Company and certain subsidiary guarantors of the Company, as amended and supplemented by the First Supplemental Indenture dated

December 29, 2009, and the Second Supplemental Indenture dated December 8, 2010, the failure to pay principal when due on the 2013 Notes constitutes an Event of Default under the 2016 Notes Indenture. Under Section 6.2 of the 2016 Notes Indenture, if an Event of Default occurs and is continuing, then the Trustee or holders of not less than 25% of the aggregate principal amount of the outstanding 9.125% Senior Secured Notes due 2016 and 8.875% Senior Secured Notes due 2016 (together, the “2016 Notes”) may, and the Trustee upon request of such holders shall, declare the principal plus any accrued and unpaid interest on the 2016 Notes to be immediately due and payable. As a result the default on 2013 Notes caused the 2016 Notes to become callable on demand. The Company addressed the default under 2016 Notes through the Plan of Reorganization as described in Note 1.

	December 31, 2012	December 31, 2011
2016 Notes	$947,127	935,296
Unamortized debt discount	(2,628)	(3,207)

Total	$944,499	$932,089

The fair value of the 2016 Notes as of December 31, 2012 and 2011 was $590.9 million and $702.7 million, respectively.

The list of assets serving as collateral for 2016 Notes is described in Note 10.

Debt Security

As described in Note 3 above, on May 7, 2012, the Company issued $70 million principal amount of senior notes due March 18, 2013, bearing an interest rate of 3.00% to Russian Standard Bank. Pursuant to the Amended SPA, upon approval of the Company’s shareholders, and after the satisfaction of certain other conditions including the receipt of certain Polish regulatory waivers, Roust Trading would have purchased such number of shares of common stock at a purchase price of $5.25 per share sufficient to repay the then-outstanding principal amount of the Debt Security, totaling approximately 13.3 million shares of common stock and sold to CEDC the entire principal amount of the Debt Security. In addition, interest payable on the Debt Security prior to the Second Closing would have, at the option of Roust Trading and after the Second Closing, been effectively paid in shares of common stock at a price $3.44 per share of common stock. Pursuant to the Amended SPA, the final maturity date for the Debt Security was to be extended to July 31, 2016. The final maturity date was not extended, but the Company did not settle the obligations under Debt Security on the original due date, as described in Note 1.

	December 31, 2012	December 31, 2011
Debt Security	$70,000	0

Total	$70,000	$0

The fair value of the Debt Security as of December 31, 2012 was $70.4 million.

As of December 31, 2012, the Company had accrued interest of $0.6 million, related to the Debt Security, with the next coupon due for payment on March 18, 2013, which was not settled. The Company addressed this default through the Plan of Reorganization as described in Note 1.

Debt issuance cost and future principal repayments

Debt issuance cost balance related to the Company’s debt was $13.6 million and $16.5 million as of December 31, 2012 and December 31, 2011, respectively.

The following is a schedule by years of the future principal repayments for borrowings as of December 31, 2012:

December 31, 2012
Principal repayments for the following years
2013	$1,402,076
2014	0
2015	0
2016	0
2017 and beyond	0

Total	$1,402,076

14.	Accrued liabilities

The major components of accrued liabilities are:

	December 31,
	2012	2011
Employees related accruals—current	$14,214	$6,088
Other operating accruals	64,570	32,409
Accrued interest	9,789	9,711
Retirement benefits and other accruals	700	2,000

Total accrued liabilities	$89,273	$50,208

Total short-term accrued liabilities	$88,573	$48,208
Total long-term accrued liabilities	$700	$2,000

15.	Income Taxes

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

Statutory rate reconciliation for continuing operations:

	Year ended December 31,
	2012	2011 (Restated, see Note 2)	2010 (Restated, see Note 2)
Tax at US statutory rate of 35%	$(123,039)	$(445,922)	$(56,582)
Tax rate differences	43,142	201,837	22,293
Valuation allowance	13,538	61,293	29,675
Permanent differences	86,906	220,304	(9,247)
Other	(8,850)	0	0

Income tax (benefit)/expense	$11,697	$37,512	$(13,861)

The jurisdictions with lower tax rates that have the most significant effective tax rate impact in the periods presented include Russia and Poland, where the income tax rates are 20% and 19% respectively.

The permanent differences for 2012 and for 2011 are primarily the result of goodwill impairment charges recognized during the year of $327.8 million and $930.1 million respectively. The permanent differences related to goodwill impairment amounted to $63.3 million and $202.5 million for 2012 and 2011 respectively.

The Company’s significant components of the provision for income taxes from continuing operations were as follows:

	2012	2011 (Restated, see Note 2)	2010 (Restated, see Note 2)
Current (domestic)	$483	$0	$0
Current (foreign)	12,797	14,687	17,391
Deferred (domestic)	(1,680)	1,499	(3,367)
Deferred (foreign)	97	21,326	(27,885)

Income tax (benefit)/expense	$11,697	$37,512	$(13,861)

The Company is headquartered in the US. Pre-tax book loss earned from continuing operations in the US (domestic) and outside the US (foreign) in 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Pre-tax income/(loss)—domestic	$(44,928)	$(9,394)	$(21,068)
Pre-tax income/(loss)—foreign	(306,613)	(1,278,714)	(135,317)

	$(351,541)	$(1,288,108)	$(156,385)

Total income tax payments during 2012, 2011 and 2010 were $5.7 million, $5.1 million and $29.5 million respectively. CEDC has paid no U.S. income taxes and has net operating loss carry-forward for U.S. federal tax purposes totaling $19.4 million.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011 (Restated, see Note 2)	2010 (Restated, see Note 2)
Deferred tax assets
Accrued expenses, deferred income and prepaid	$18,275	$20,149	$11,163
Allowance for doubtful accounts receivable	7,083	3,050	6,493
Unrealized foreign exchange losses	14,473	29,224	8,510
Net operating loss carry-forward benefit	55,834	54,708	70,596
Receivables	8,289	0	0
Property, plant & equipment, intangibles	5,775	0	0
Other	7,810	1,664	144
Valuation allowance	(99,656)	(86,118)	(35,778)

Deferred tax asset, net of valuation allowance	$17,883	$22,677	$61,128

	December 31,
	2012	2011 (Restated, see Note 2)	2010 (Restated, see Note 2)
Deferred tax liability
Trademarks	81,546	78,956	110,832
Unrealized foreign exchange gains	184	13,320	535
Investments in subsidiaries	3,335	4,135	0
Property, plant and equipment	14,868	6,735	0
Customer relationships	0	1,425	0
Timing differences in finance type leases	0	339	349
Deferred income	0	1,265	276
ASC 470 impact	276	1,500	2,998
Payables	7,770	0	0
Receivables	2,572	0	0
Other	938	5,637	9,771

Deferred tax liability	$111,489	$113,312	$124,761

Total deferred tax asset, net of valuation allowance	17,883	22,677	61,128
Total deferred tax liability	111,489	113,312	124,761

Total net deferred tax	(93,606)	(90,635)	(63,633)

Classified as
Current deferred tax asset	2,298	4,717	51,682
Non-current deferred tax asset	3,037	0	6,649
Current deferred tax liability	(4,907)	0	0
Non-current deferred tax liability	(94,034)	(95,352)	(121,964)

Total net deferred tax	$(93,606)	$(90,635)	$(63,633)

The Company’s valuation allowance relates primarily to losses carried forward in Poland and Russia, that we believe it is more likely than not will not be utilized in the future.

During 2012 and 2011 due to deteriorating performance of certain of the Company’s subsidiaries, the Company determined that an additional non cash valuation allowance for deferred tax asset of $13.5 million and $61.3 million respectively was required and took the charge during the year. Additionally, the Company did not recognize a tax asset for losses at these subsidiaries therefore the tax expense for the profitable entities was not offset by a tax benefit at loss making entities.

Tax losses can be carried forward for the following periods:

Hungary*	Unrestricted period
U.S.	20 years
Russia	10 years
Poland	5 years

*	In some circumstances the Tax Office’s permission to carry the loss forward is required.

The amounts and expiration dates of operating loss carryforwards for tax purposes

Expiration date	Amount of operating loss carried forward
31 December 2013	$32,326
31 December 2014	94,305
31 December 2015	87,016
31 December 2016	14,026
31 December 2017	4,493
Afterwards	64,821

$296,987

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

The following table summarizes the changes in the accrual for unrecognized income tax benefits and related interest and penalties for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Unrecognized income tax benefits	Interest and penalties	Unrecognized income tax benefits	Interest and penalties	Unrecognized income tax benefits	Interest and penalties
Balance, beginning of the period	$5,044	$2,093	$3,000	$0	$0	$0
Additions based on tax positions related to the current year	5,606	457	0	0	0	0
Additions of tax positions of prior years	8,474	806	5,044	2,093	3,000	0
Reductions of tax positions of prior year	(1,415)	(20)	(3,000)	0	0	0
Reductions of tax positions relating to settlements with taxing authorities	(1,831)	(977)	0	0	0	0
Foreign currency translation adjustment	574	117	0	0	0	0

Balance, end of period	$16,452	$2,476	$5,044	$2,093	$3,000	$0

The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expenses.

The Company files income tax returns in the U.S., Poland, Hungary, Russia and Ukraine, as well as in various other countries throughout the world in which we conduct our business. The major tax jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2007 in the U.S., Poland and Hungary and 2009 in Russia and Ukraine.

Tax liabilities (including corporate income tax, Value Added Tax (VAT), social security and other taxes) of the Company’s subsidiaries may be subject to examinations by the tax authorities for up to certain period from the end of the year the tax is payable, as follows:

Poland	5 years
Hungary	5 years
Russia	3 years

CEDC’s state and federal income tax returns are also subject to examination by the U.S. tax authorities. The IRS is in the process of auditing the Company’s 2009, 2010 and 2011 federal income tax returns. The tax examinations were also carried in 2012 in Russia, Poland and Cyprus. As the application of tax laws and regulations, and transactions are susceptible to varying interpretations, amounts reported in the consolidated financial statements could be changed at a later date upon final determination by the tax authorities. Due to uncertainties about the timing of existing tax examinations being settled and about potential tax examinations being started, it is impossible to project the amount of liability that will reverse in the upcoming 12 months.

16.	Commitments and Contingent Liabilities

The Company is involved in litigation from time to time and has claims against it in connection with matters arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company’s operations.

Operating Leases and Rent Commitments

Total rental expenses related to operating leases for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 are $13.4 million, $12.5 million, $11.3 million respectively. The Company makes rental payments for real estate, vehicles, office, computer, and manufacturing equipment under operating leases. The following is a schedule by years of the future rental payments under the non-cancelable operating leases as of December 31, 2012:

2013	$14,882
2014	14,451
2015	12,331
2016	9,482
2017	9,120
Thereafter	2,780

Total	$63,046

During the fourth quarter of 2012, the Company continued its policy of renewing its transportation fleet by way of capital leases. The future minimum lease payments for the assets under capital leases as of December 31, 2012 are as follows:

2013	$729
2014	450
2015	49

Gross payments due	$1,228
Less interest	(78)

Net payments due	$1,150

Supply contracts

The Company has various agreements covering its sources of supply, which, in some cases, may be terminated by either party on relatively short notice. Thus, there is a risk that a portion of the Company’s supply of products could be curtailed at any time.

Bank Guarantees

In accordance with current legislation in Russia each producer of spirit beverages must acquire excise stamps and pay excise tax in full before buying spirit for production purposes. For each lot of stamps purchased, the alcohol producer must provide the relevant body with a bank guarantee in the full amount of payment for the excise tax to secure the legality of usage of the excise stamps. This bank guarantee serves as insurance against the illegal usage of excise stamps by an alcohol producer.

In addition, under new legislation effective since August 1, 2011 the producer purchasing spirit alcohol must a) prepay the excise tax in full or b) provide the relevant tax body with a bank guarantee for the full amount of the excise tax before purchasing to secure payment of the excise tax. This bank guarantee serves as insurance that the excise tax is paid in time.

Russian Alcohol has in place guarantee line agreement with multiple banks pursuant to which it was provided with a guarantee limit of 29.0 billion Russian rubles (approximately $951.2 million) for a period from 1 to 5 years, Bravo Premium signed a guarantee line agreement with multiple banks pursuant to which it was provided with a guarantee limit of 618.4 million Russian rubles (approximately $20.3 million) for a period from 1 to 2 years and Whitehall has in place a guarantee line agreement with multiple banks pursuant to which it was provided with a guarantee limit of 1.7 billion Russian rubles (approximately $55.8 million) as insurance against the illegal usage of excise stamps.

According to the agreements, companies have the right to obtain bank guarantees during the agreement term for each purchase of excise stamps and spirits. The guarantees for excise stamps are held by Rosalkoregulirovanie (the Federal Service for Alcohol Market Regulation), during the whole production period for which the excise stamps were purchased. The guarantee for excise tax is held by the beneficiary (the tax body) for 6 months after the end of month the spirit was purchased.

In Poland in order to be exempted from making an advance payment of the applicable statutory excise duty, the manufacturers shall submit to the tax authority a bank guarantee issued by the relevant bank on behalf of the manufacturer. The Company is currently exempt from providing bank guarantees up to the limit of 700 million PLN. To retain the exemption the Company is obliged to timely submit to the tax authority statutory financial statements of CEDC International Sp. z o.o.

As of December 31, 2012, the Company has bank guarantees related to customs duties on imported goods in Poland of 4.9 million Polish zlotys (approximately $1.6 million).

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

On October 24, 2011, a class action complaint titled Steamfitters Local 449 Pension Fund vs. Central European Distribution Corporation, et al., was filed in the United States District Court, District of New Jersey on behalf of a putative class of all purchasers of our common stock from August 5, 2010 through February 28,2011 against us and certain of our officers. The complaint seeks unspecified money damages and alleges violations of federal securities law in connection with alleged materially false and misleading statements and/or omissions regarding our business, financial results and prospects in our public statements and public filings with the SEC for the second and third quarters of 2010, relating to declines in our vodka portfolio, our need to take an impairment charge relating to the deterioration in fair value of certain of our brands in Poland and negative financial results from the launch of Żubrówka Biała. Subsequent to the above complaint, a second, substantially similar class action complaint titled Tim Schuler v. Central European Distribution Corporation, et al., was filed in the same court. By court orders dated August 22, 2012, the Steamfitters action and the Schuler action were consolidated and are now proceeding in the District of New Jersey under the caption In re Central European Distribution Corp. Securities Litigation, 11-cv-6247 (JBS-KMW). The Arkansas Public Employees Retirement System and the Fresno County Employees’ Retirement Association have been named Lead Plaintiffs in this action. Pursuant to an Order of the Court, on February 19, 2013, Lead Plaintiffs filed a consolidated complaint on behalf of a purported class of all purchasers of the Company’s common stock between March 1, 2010, and February 28, 2011, advancing similar allegations to those contained in the original complaints concerning purported materially false and misleading statements and/or omissions relating principally to the purported negative financial results from the launch of Żubrówka Biała. On April 10, 2013, the Court stayed the action as to CEDC pursuant to Section 362 of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) as a result of its April 7, 2013 filing of a voluntary petition (the “Petition”) for relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

On May 13, 2013, the Bankruptcy Court conducted a hearing (the “Confirmation Hearing”) on (i) the adequacy of the Amended and Restated Offering Memorandum, Consent Solicitation Statement and Disclosure Statement Soliciting Acceptances of a Prepackaged Plan of Reorganization, dated March 8, 2013, as supplemented by Supplement No. 1 to the Amended and Restated Offering Memorandum, Consent Solicitation, and Disclosure Statement Soliciting Acceptances of a Prepackaged Plan of Reorganization, dated March 18, 2013 (Docket No. 10) (the “Disclosure Statement”), and (ii) confirmation of the Company’s Second Amended and Restated Joint Prepackaged Chapter 11 Plan of Reorganization (Docket No. 126) (the “Plan”). After the Confirmation Hearing the Bankruptcy Court entered its Findings of Fact, Conclusions of Law and Order (I) Approving (A) the Disclosure Statement Pursuant to Sections 1125 and 1126(c) of the Bankruptcy Code, (B) the Prepetition Solicitation Procedures, and (C) the Forms of Ballots, and (II) Confirming the Second Amended and Restated Joint Prepackaged Chapter 11 Plan of Reorganization of Central European Distribution Corporation et al. (Docket No. 166) (the “Confirmation Order”). Upon entry of the Confirmation Order by the Bankruptcy Court, the Company’s obligations with respect to this action were discharged and pursuant to the Plan (as modified by the Confirmation Order) and section 524 of the Bankruptcy Code, continuation of this action is permanently enjoined as to the Company.

On June 8, 2012, a purported securities fraud class action titled Grodko v. Central European Distribution Corporation, et al., was filed against the Company in the United States District Court for the Southern District of New York. The plaintiff in the lawsuit, who is suing purportedly on behalf of a class of all purchasers of the Company’s common stock between March 1, 2010 and June 4, 2012, alleges that the Company made false and/or misleading statements related to and/or failed to disclose that (1) the Company’s reported net sales in the years ended December 31, 2010 and 2011 were materially inflated; (2) as a result of a failure to account for retroactive trade rebates provided to the customers of Russian Alcohol, the Company anticipates restating its reported consolidated net sales, operating profit and related accounts for these periods; and (3) as a result of the foregoing, the Company’s statements were materially false and misleading at all relevant times. On August 7, 2012 a second, substantially similar class action complaint titled Puerto Rico System of Annuities and Pension for Teachers v. Central European Distribution Corporation, et al., was filed in the same court. By court orders dated September 4, 2012, the Grodko action and the Puerto Rico System of Annuities and Pension for Teachers action were transferred to the United States District Court for the District of New Jersey, where the actions have been consolidated and are proceeding under the caption Grodko v. Central European Distribution Corporation, et. al, No. 12-cv-5530 (JBS-KMW). The Puerto Rico System of Annuities and Pensions for Teachers has been named lead plaintiff in this action. On February 15, 2013, the Lead Plaintiff filed a consolidated amended complaint on behalf of a purported class of all purchasers of the Company’s common stock between March 1, 2010, and November 13, 2012, advancing similar allegations to those contained in the original complaints concerning purported materially false and misleading statements and/or omissions relating principally to accounting practices at CEDC’s Russian subsidiary, Russian Alcohol Group, and the Company’s related restatements. On April 10, 2013, the Court stayed the action as to CEDC pursuant to Section 362 the Bankruptcy Code, as a result of its April 7, 2013 filing of the Petition for relief under the Bankruptcy Code in the Bankruptcy Court.

Upon entry of the Confirmation Order by the Bankruptcy Court, the Company’s obligations with respect to this action were discharged and pursuant to the Plan (as modified by the Confirmation Order) and section 524 of the Bankruptcy Code, continuation of this action is permanently enjoined as to the Company.

By complaints dated December 13, 2012, a single plaintiff filed two separate “derivative” actions against seven current and former CEDC directors, and against CEDC as a “nominal” defendant. The seven current and former directors named as defendants are: William Carey, Christopher Biedermann, David Bailey, Marek E. Forysiak, Markus Sieger, N. Scott Fine, Robert P. Koch and William S. Shanahan. These two actions were filed in the Superior Court of New Jersey, Burlington County, Chancery Division. Both complaints allege breaches of fiduciary duty, waste of corporate assets, and unjust enrichment. One complaint deals with alleged violations of the Foreign Corrupt Practices Act. The other complaint deals with alleged GAAP violations resulting from the Russian Alcohol Group trade rebate issue. Plaintiff is still in the process of attempting to effectuate service of the complaints on defendants. By orders dated April 30, 2013, the Court dismissed these derivative actions without prejudice and subject to reinstatement of the bankruptcy proceedings do not fully dispose of the issues between the parties.

The Company intends to mount a vigorous defense to the claims asserted. Although we believe the allegations in the above complaints are without merit, these types of lawsuits can be protracted, time-consuming, distracting to management and expensive and, whether or not the claims are ultimately successful, could ultimately have an adverse effect on our business, operating results and cash flows.

        As noted in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011, filed with the SEC on October 5, 2012, the Audit Committee, through its counsel, voluntarily notified the SEC of its internal investigation regarding the Company’s retroactive trade rebates, trade marketing refunds and related accounting issues. The Company has subsequently been contacted by the Fraud Division of the Criminal Division of the US Department of Justice (“DOJ”) regarding the disclosure in the Form 10-K/A for the year ended December 31, 2011, filed with the SEC on October 5, 2012 that there has been a breach of the books and records provisions of the Foreign Corrupt Practices Act (“FCPA”) of the United States and potentially other breaches of the FCPA. The Company has been asked to provide information about these matters on a voluntary basis to the SEC and DOJ. The Company is fully cooperating with the SEC and DOJ. Any action by the SEC or DOJ could result in criminal or civil sanctions against the Company and/or certain of its current or former officers, directors or employees. The Company cannot predict the duration, scope or ultimate outcome of the investigations and is unable to estimate the financial impact they may have, or predict the reporting periods in which any such financial impacts may be recorded.

17.	Stock Option Plans and Warrants

The Company recognizes the cost of all employee stock awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.

The Company’s 2007 Stock Incentive Plan (“Incentive Plan”) provided for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, executives, and other employees (“employees”) of the Company and to non-employee service providers of the Company. Following a shareholder resolution in April 2003 and the stock splits of May 2003, May 2004 and June 2006, the Incentive Plan authorized, and the Company reserved for future issuance, up to 1,397,333 shares of Common Stock (subject to an anti-dilution adjustment in the event of a stock split, re-capitalization, or similar transaction). On the Effective Date of the Plan of Reorganization on June 5, 2013, all of the Company’s shares of common stock outstanding prior to the Effective Date of the Plan of Reorganization were cancelled. In addition, the Incentive Plan was terminated and all outstanding awards were cancelled.

A summary of the Company’s stock option and restricted stock units activity, and related information for the twelve month periods ended December 31, 2012, 2011 and 2010 is as follows:

Total Options	Number of Options	Weighted- Average Exercise Price

Outstanding at January 1, 2010	1,481,550	$27.85
Granted	82,000	$28.70
Exercised	(194,650)	$18.83
Forfeited	(28,500)	$38.60
Expired	(40,000)	$26.25

Outstanding at December 31, 2010	1,300,400	$29.06
Exercisable at December 31, 2010	970,450	$30.78

Outstanding at January 1, 2011	1,300,400	$29.06
Granted	161,250	$17.14
Exercised	(18,125)	$3.93
Forfeited	(27,833)	$28.80
Expired	(93,325)	$26.85

Outstanding at December 31, 2011	1,322,367	$27.81
Exercisable at December 31, 2011	1,044,125	$29.27

Outstanding at January 1, 2012	1,322,367	$27.81
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	(238,937)	$27.66
Expired	(98,750)	$32.58

Outstanding at December 31, 2012	984,680	$27.36
Exercisable at December 31, 2012	956,784	$27.77

Nonvested restricted stock units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2010	79,074	$44.63
Granted	49,752	$27.34
Vested	(22,100)	$34.66
Forfeited	(27,576)	$46.81

Nonvested at December 31, 2010	79,150	$35.82

Nonvested at January 1, 2011	79,150	$35.82
Granted	125,678	$9.82
Vested	(31,267)	$43.20

Nonvested restricted stock units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Forfeited	(10,604)	$16.61

Nonvested at December 31, 2011	162,957	$15.15

Nonvested at January 1, 2012	162,957	$15.15
Granted	448,152	$4.45
Vested	(1,458)	$46.96
Forfeited	(85,275)	$10.87

Nonvested at December 31, 2012	524,376	$6.96

Nonvested restricted stock	Number of Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2010	0	$0.00
Granted	46,001	$29.84
Vested	0	$0.00
Forfeited	0	$0.00

Nonvested at December 31, 2010	46,001	$29.84

Nonvested at January 1, 2011	46,001	$29.84
Granted	47,618	$21.01
Exercised	(1,000)	$35.01
Forfeited	(7,501)	$29.73

Nonvested at December 31, 2011	85,118	$24.85

Nonvested at January 1, 2012	85,118	$24.85
Granted	405,915	$4.36
Exercised	(35,815)	$25.51
Forfeited	(139,087)	$9.75

Nonvested at December 31, 2012	316,131	$5.11

During the year ended December 31, 2012, the range of exercise prices for outstanding options was $2.00 to $60.92. During 2012, the weighted average remaining contractual life of options outstanding was 4.6 years. Exercise prices for options exercisable as of December 31, 2012 ranged from $2.00 to $60.92.

The Company has previously issued stock awards to employees under stock based compensation plans. Under the Plan of Reorganization all existing company stock awards were cancelled as of the Effective Date on June 5, 2013.

During the year ended December 31, 2012 and the year ended December 2011, the Company recognized compensation cost of $3.0 million and $2.6 million and a related deferred tax asset of $0.1 million and $0.5 million, respectively.

As of December 31, 2012, there was $1.3 million of total unrecognized compensation cost related to non-vested stock options, restricted stock and restricted stock units granted under the Plan.

Total cash received from exercise of stock awards during the year ended December 31, 2012 amounted to $15.

During the year ended December 31, 2012 no options were granted. For the year ended December 31, 2012, the compensation expense related to all options granted prior to 2012 was calculated based on the fair value of each option grant using the binomial distribution model. The Company has never paid cash dividends and does not currently have plans to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on average of implied and historical volatility projected over the remaining term of the options. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when calculating stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

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

On the Effective Date of the Plan on June 5, 2013, all of the Company’s shares of common stock along with all Rights associated therewith, were cancelled. As a result, the Rights Agreement was terminated.

19.	Related party transactions

Pursuant to the SPA and the Amended SPA as described in Note 3, on May 7, 2012, Roust Trading acquired 5,714,286 shares of the Company’s common stock. Mr. Roustam Tariko who indirectly controls Roust Trading has been appointed to CEDC’s Board of Directors as a non-Executive Chairman of the Board. Effectively all entities controlled by Mr. Tariko are as of now related parties of CEDC, including Russian Standard Bank, Russian Standard Corporation, Roust Inc., Russian Standard Vodka (USA), Inc., Russian Standard Vodka, Union Trust Story and F.Lli Gancia.

As disclosed in Note 3 and Note 13 above, on May 7, 2012, the Company issued $70 million principal amount of senior notes due March 18, 2013, bearing on interest rate of 3% to Russian Standard Bank. The details of this transaction are described in Note 13 above.

In the ordinary course of business, the Company is involved in transactions with entities controlled by Mr. Tariko (“Roust”) that resulted in recognition of revenues, expenses, assets and liabilities by the Company.

The following table summarizes the transactions with Roust as included in the Company’s Consolidated Financial Statements:

Related party transactions (in thousands)
Consolidated Statement of Operations and Comprehensive Loss for the period	Period from May 7 till December 31, 2012

Net Sales	$1,518
Cost of goods sold	1,863
Selling, general and administrative expenses	$1,059

Consolidated Balance Sheet (in thousands)	December 31, 2012

Current Assets
Accounts receivable	$57
Other current assets	2,291

Total due from Roust	$2,348

Current Liabilities
Trade accounts payable	$1,946
Other accrued liabilities	317

Total due to Roust	$2,263

Net sales revenue comprises revenue from sales of Gancia products to Roust, SG&A constitutes mainly of: $0.2 million for holding inventory under the purchase agreement with Roust described in Note 7, $0.4 million for rent of office premises from Union Trust Story and Russian Standard Vodka, and $0.2 million for the cost of bank guarantees from Russian Standard Bank.

20.	Interest income / (expense), net

For the years ended December 31, 2012, 2011 and 2010 respectively, the following items are included in Interest income / (expense), net:

	Year ended December 31,
	2012	2011	2010
Interest income	$2,868	$1,380	$4,450
Interest expense	(109,452)	(111,538)	(105,775)

Total interest/(expense), net	$(106,584)	$(110,158)	$(101,325)

Interest expense includes amortization of debt discounts, premises and debt issuance costs.

21.	Other financial income / (expense), net

For the year ended December 31, 2012, 2011 and 2010, the following items are included in Other financial income / (expense):

	Year ended December 31,
	2012	2011	2010
Foreign exchange impact related to foreign currency financing	$98,863	$(144,407)	$1,297
Gain on debt extinguishment	1,949	0	0
Other gains / (losses)	(1,539)	5,338	1,727

Total other financial income / (expense), net	$99,273	$(139,069)	$3,024

22.	Other non-operating income / (expense), net

For the years ended December 31, 2012, 2011 and 2010, respectively, the following items are included in Other financial income / (expense):

	Year ended December 31,
	2012	2011	2010
Early redemption call premium	$0	$0	$(14,115)
Write-off of unamortized offering costs	0	0	(4,076)
Dividend received	0	0	7,642
Professional service expense related to the sale of the distribution	0	0	(2,000)
Impairments related to assets held for sale	(675)	(7,355)	0
Factoring costs and bank fees	(10,869)	(5,652)	(2,267)
Bank waiver costs	(1,867)	0	0
Other gains / (losses)	(2,464)	(4,903)	937

Total other non-operating income / (expense), net	$(15,875)	$(17,910)	$(13,879)

23.	Earnings/(loss) per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Year ended December 31,
	2012	2011 (Restated, see Note 2)	2010 (Restated, see Note 2)
Basic:
Loss from continuing operations, net of non-controlling interests in subsidiaries	$(363,238)	$(1,325,620)	$(142,524)
Loss on discontinued operations	0	0	(8,405)

Net loss	$(363,238)	$(1,325,620)	$(150,929)

Weighted average shares of common stock outstanding (used to calculate basic EPS)	76,649	72,172	70,058
Net effect of dilutive employee stock options based on the treasury stock method	411	136	270

Weighted average shares of common stock outstanding (used to calculate diluted EPS)	77,060	72,308	70,328

	Year ended December 31,
	2012	2011	2010
Net income / (loss) per common share—basic:
Continuing operations	$(4.74)	$(18.37)	$(2.03)
Discontinued operations	$0.00	$0.00	$(0.12)

	$(4.74)	$(18.37)	$(2.15)

Net income / (loss) per common share—diluted:
Continuing operations	$(4.74)	$(18.37)	$(2.03)
Discontinued operations	$0.00	$0.00	$(0.12)

	$(4.74)	$(18.37)	$(2.15)

For the twelve months ended December 31, 2012, 2011 and 2010, stock-based awards, primarily stock options, which could result in the issuance of 1.0 million, 1.3 million and 1.3 million shares, respectively, were outstanding, but were not included in the computation of earnings per common share – diluted, because the effect of including such awards would have been antidilutive. In addition there is no adjustment to fully diluted shares related to the Convertible Senior Notes as the average market price was below the conversion price for the period.

24.	Fair value measurements

Financial Instruments and Their Fair Values

As of December 31, 2012 and 2011, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The monetary assets represented by these financial instruments are primarily located in Poland, Hungary and Russia. Consequently, they are subject to currency translation risk when reporting in U.S. dollars.

The Company does not have any financial assets measured at fair value on a recurring basis as Level 3. The Company has certain financial liabilities which are measured at fair value on recurring basis for disclosure purposes only, namely, Convertible Senior Notes, Secured Senior Notes and Debt Security. The fair value of Convertible Senior Notes and Secured Senior Notes is determined based on quoted market prices in public markets and is categorized as Level 1. Fair value of Debt Security is determined based on the principal face value and accrued interest and is categorized as Level 3. The fair value of Convertible Senior Notes, Secured Senior Notes and Debt Security as of December 31, 2012 and 2011 is disclosed in Note 13 “Borrowings.” There were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2012 and 2011.

Non-financial assets and liabilities, such as goodwill, indefinite-lived trademarks and other long-lived assets, are accounted for at fair value on a non-recurring basis. These items are tested for impairment on the occurrence of a triggering event i.e. whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment exists, the long-lived asset is written down to its fair value. Refer to the Note 8, 9 and 10 for the carrying value of the Company’s long-lived assets and amount of recognized impairment.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring and non-recurring basis (cash and cash equivalents, goodwill, trademarks and customer relationships) as of December 31, 2012, and December 31, 2011:

		Fair value measurement on a recurring basis
	Total	Quoted Prices in Activated Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2012
Cash and cash equivalents	$84,729	$84,729	$0	$0

December 31, 2011
Cash and cash equivalents	$94,410	$94,410	$0	$0

		Fair value measurement on a non-recurring basis
	Total	Quoted Prices in Activated Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total loss
December 31, 2012
Trademarks and Customer Relationship (1)	$174,242	$0	$0	$174,242	$45,052
Goodwill (2)	$213,629	$0	$0	$213,629	$327,847

December 31, 2011
Trademarks (3)	$52,090	$0	$0	$52,090	$127,692
Goodwill (4)	$413,231	$0	$0	$413,231	$930,127

(1)	In 2012 trademarks and customer relationships with a carrying amount of $219.3 million were written down to their fair value of $174.2 million, resulting in an impairment charge of $45.1 million, which was included in earnings for the period.
(2)	In 2012 goodwill with a carrying amount of $ 541.4 million was written down to its fair value of $213.6 million, resulting in an impairment charge of $327.8 million, which was included in earnings for the period.
(3)	In 2011 trademarks with a carrying amount of $174.0 million (excluding currency translation adjustment of $5.8 million) were written down to their fair value of $52.1 million, resulting in an impairment charge of $127.7 million, which was included in earnings for the period.
(4)	In 2011 goodwill with a carrying amount of $1,338.2 million (excluding currency translation adjustment of $5.1 million) was written down to its fair value of $413.2 million, resulting in an impairment charge of $930.1 million, which was included in earnings for the period.

The Company has other financial instruments, such as receivables, accounts payable, overdrafts, short term bank loans and other liabilities. Due to the short-term nature of these instruments, the carrying value approximate their fair values. The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of December 31, 2012 and 2011.

25.	Operating segments

The Company operates and manages its business based upon three primary geographic segments: Poland, Russia and Hungary. Selected financial data split based upon this segmentation assuming elimination of intercompany revenues and profits is shown below. Segment information represents only continuing operations.

	Segment Net Sales
	Year ended December 31,
	2012	2011	2010
Segment
Poland	$237,602	$226,411	$225,281
Russia	550,316	572,148	446,329
Hungary	27,755	31,007	30,521

Total Net Sales	$815,673	$829,566	$702,131

	Operating income / (loss)
	Year ended December 31,
	2012	2011	2010
Segment
Poland before fair value adjustments	$33,995	$27,334	$28,478
Gain on remeasurement of previously held equity interests	0	7,898	0
Impairment charge	(64,028)	(213,687)	(131,849)

Poland after fair value adjustments	(30,033)	(178,455)	(103,371)

Russia before fair value adjustments	44,935	10,982	48,805
Impairment charge	(308,871)	(844,132)	0

Russia after fair value adjustments	(263,936)	(833,150)	48,805

Hungary	4,604	5,448	5,442
Corporate Overhead
General corporate overhead	(36,036)	(4,263)	(5,261)
Option Expense	(2,954)	(2,605)	(3,206)

Total Operating loss	$(328,355)	$(1,013,025)	$(57,591)

	Equity in the net income/(loss) of investees accounted for by the equity method Year ended December 31,
	2012	2011	2010
Segment
Poland	$0	$0	$0
Russia	0	(7,946)	13,386
Hungary	0	0	0

Total equity in the net income / (losses) of investees accounted for by the equity method	$0	$(7,946)	$13,386

	Depreciation / amortization and depletion expense Year ended December 31,
	2012	2011	2010
Segment
Poland	$2,264	$2,276	$2,123
Russia	6,499	8,187	5,467
Hungary	229	361	406
General corporate overhead	2	13	6

Total depreciation	$8,994	$10,837	$8,002

	Income tax
	Year ended December 31,
	2012	2011 (Restated, see Note 2)	(Restated, see Note 2) 2010
Segment
Poland	$(1,113)	$(593)	$35,098
Russia	(10,566)	(27,607)	(17,570)
Hungary	(1,082)	(606)	(785)
General corporate overhead	1,064	(8,706)	(2,882)

Total income tax (expense)/benefit	$(11,697)	$(37,512)	$13,861

	Identifiable Operating Assets
	December 31, 2012	December 31, 2011
Segment
Poland	$532,038	$579,452
Russia	1,131,009	1,369,744
Hungary	28,832	20,265
Corporate	75,673	25,769

Total Identifiable Assets	$1,767,552	$1,995,230

	Goodwill
	December 31, 2012	December 31, 2011
Segment
Poland	$213,897	$252,080
Russia	167,848	412,105
Hungary	6,640	6,109

Total Goodwill	$388,385	$670,294

26.	Quarterly financial information (Unaudited)

The Company’s net sales, gross profit, operating income and net income for 2012 and 2011 have been allocated to quarters using the same proportion as our previously reported data. The table below demonstrates the movement and significance of seasonality in the statements of operations. For further information, please refer to Item 6. Selected Financial Data.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$145,989	$138,354	$187,201	$198,356	$191,331	$209,638	$291,152	$283,218
Seasonality	17.9%	16.7%	23.0%	23.9%	23.5%	25.3%	35.6%	34.1%
Gross profit	55,115	52,669	75,337	74,648	82,014	78,211	114,926	93,543
Gross profit %	37.8%	38.1%	40.2%	37.6%	42.9%	37.3%	39.5%	33.0%
Operating income / (loss)	(3,819)	5,197	13,197	10,892	15,179	(658,014)	(352,912)	(371,100)
Net income / (loss)	$60,184	$(2,034)	(87,689)	(3,333)	35,769	(848,735)	(371,502)	(471,518)

For the quarters where net loss was recognized, the “net income / (loss) from operations per share of common stock, diluted” was calculated without the net effect of dilutive employee stock option based on the treasury stock method, while it would have had antidilutive impact.

Seasonality is calculated as a percent of full year sales recognized in the relevant quarter.

27.	Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
(In thousands)	2012	2011 (Restated, See Note 2)	2010 (Restated, See Note 2)
Net Sales to External Customers (a):
United States	$2,838	$2,794	$1,847
International
Poland	227,097	214,889	213,719
Russia	526,879	487,832	400,138
Hungary	28,043	31,370	30,818
Other	30,816	92,681	55,609

Total international	812,835	826,772	700,284

Total	$815,673	$829,566	$702,131

Long-lived assets (b):
United States	$2,949	$6	$17
International
Poland	193,234	183,266	594,305
Russia	430,390	457,180	480,211
Hungary	771	731	962

Total international	624,395	641,177	1,075,478

Total consolidated long-lived assets	$627,344	$641,183	$1,075,495

(a)	Net sales to external customers based on the location to which the sale was delivered.
(b)	Long-lived assets primarily consist of property, plant and equipment and trademarks.

28.	Subsequent events

Plan of Reorganization

As described in Note 1, on March 15, 2013, the Company failed to pay $257.9 million principal due on the 2013 Notes. Under the terms of the 2013 Notes Indenture, the failure to pay principal when due constitutes an Event of Default (as defined in the 2013 Notes Indenture).

On April 7, 2013, CEDC and its subsidiaries CEDC Finance Corporation International, Inc. and CEDC Finance Corporation, LLC filed voluntary petitions for reorganization under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to effectuate the Debtors’ prepackaged Chapter 11 Plan of Reorganization, which become effective June 5, 2013.

On June 5, 2013, the Company along with CEDC Finance Corporation International, Inc., an indirect wholly-owned subsidiary of the Company (the “Issuer”), entered into an Indenture (the “Senior Secured Notes Indenture”), between the Company, the Issuer, certain subsidiary guarantors named therein, and US Bank, N.A., as Trustee (the “Trustee”). In connection with the Senior Secured Notes Indenture, the Issuer will issue $465 million Senior Secured Notes due 2018 (the “Senior Secured Notes”) to holders of the Issuer’s 2016 Notes, which were cancelled pursuant to the Company and the Issuer’s plan of reorganization. The issuance of the Senior Secured Notes to holders of 2016 Notes is expected to take place on or about June 19, 2013. The Senior Secured Notes will be secured by, among other things, (a) a first-priority pledge over the shares of the Issuer and certain subsidiaries of the Company, (b) a first-priority assignment of rights under certain bank accounts of the Company, (c) certain intercompany loans, and (d) a first-priority mortgage over certain real property and fixtures.

On June 5, 2013, the Company and the Issuer, entered into an Indenture (the “Convertible Notes Indenture”), between the Company, the Issuer, certain subsidiary guarantors named therein, and US Bank, N.A., as Trustee (the “Trustee”). In connection with the Convertible Notes Indenture, the Issuer will issue $200 million Convertible Junior Secured Notes due 2018 (the “Convertible Notes” and, together with the Senior Secured Notes, the “New Notes”) to holders of 2016 Notes, which were cancelled pursuant to the Company and the Issuer’s plan of reorganization. The issuance of the Convertible Notes to holders of Existing 2016 Notes is expected to take place on or about June 19, 2013. The Convertible Notes will be secured by, among other things, (a) a first-priority pledge over the shares of the Issuer and certain subsidiaries of the Company, (b) a first-priority assignment of rights under certain bank accounts of the Company, (c) certain intercompany loans, and (d) a first-priority mortgage over certain real property and fixtures.

Other material terms of the indentures can be found in the Company’s Form T-3/As, filed with the SEC on March 11, 2013 and May 20, 2013.

On June 5, 2013, in connection with the consummation of the exchange offers, the Company issued an aggregate of 10,000 shares of New Common Stock. The issuance of the New Notes and the common stock under the Plan of Reorganization was made pursuant to an exemption from the registration requirements of the Securities Act contained in Section 1145(a) of the Bankruptcy Code.

Pursuant to the Plan, all of the Company’s pre-emergence Common Stock were cancelled on the Effective Date. Holders of such Shares did not and will not receive any distributions under the Plan. In accordance with the terms of the Plan of Reorganization, RTL and its affiliates have acquired control of 100% of the voting securities of the Company. As a result of the Company’s emergence from Chapter 11 and in accordance with the Plan of Reorganization, the following persons have been named as directors of the Company:

•	Mr. Roustam Tariko

•	Mr. N. Scott Fine

•	Mr. Jose L. Aragon

•	Judge Joseph Farnan

•	Mr. Alessandro Picchi

•	Mr. Pavel Merkul

•	Mr. Eberhard von Löhneysen

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

Pursuant to the Plan, the Company has filed an Amended and Restated Certificate of Incorporation (the “New Charter”) with the Secretary of State of the State of Delaware and has adopted Amended and Restated By-Laws (the “New By-Laws”), each of which became effective as of June 5, 2013. Changes implemented by the New Charter and New By-Laws include the following:

•	The authorized share capital of the Company is 90,000 shares of common stock of $0.01 par value per share and 10,000 shares of preferred stock of $0.01 par value per share.

•

The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority in voting power of the stock of the Company entitled to vote, without the separate vote of the holders of the preferred stock as a class, unless a vote of any such holders is required pursuant to the terms of any certificate of designation. In case the number of shares of any series shall be decreased in accordance with the foregoing sentence, the shares constituting such decrease shall resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series.

•

A director may be removed with or without cause, but in any case such removal shall only be effective if accomplished by the affirmative vote of holders of not less than a majority of the shares of the capital stock the Company issued and outstanding and entitled to vote generally in the election of directors cast at a meeting of the stockholders called for that purpose, notwithstanding the fact that a lesser percentage may be specified by law.

•	Certain provisions have been added to provide stockholder protections to Minority Stockholders (as defined in the New Charter), including:

•	Minority Stockholders have the right to nominate one director and such director’s successor.

•

The jurisdiction of incorporation and domicile of the Company will be Delaware until such time as (a) all of the Senior Secured Notes and all of the Convertible Notes have been redeemed, repaid or converted in their entirety, as applicable, and (b) no Minority Shares remain outstanding.

•	Certain registration rights as provided in Sections 6.3 and 6.4 of the New Charter.

•	Approval over certain significant transactions as provided in Section 6.5 of the New Charter.

•	Minority Stockholders have been provided tag along rights, drag along rights and preemptive rights in respect of share transfers by RTL.

The New Charter and the New By-Laws are attached as Exhibit 3.1 and Exhibit 3.2 of our 8-K Form filed with the SEC on June 11, 2013.

The Company is the party to the License Agreement dated August 17, 2005 concluded with LUCAB BOLS B.V., that gives the Company the right to use BOLS Vodka trademark in Poland and Russia. The License Agreement includes the provisions authorizing Lucas Bols B.V. to terminate the license upon change of control or bankruptcy occurring at the level of Central European Distribution Corporation. The Company’s representatives discussed the License Agreement with Lucas Bols B.V. and there seems to be a risk that Lucas Bols B.V. may be willing to exercise their right to terminate the license as the result of the restructuring process of Central European Distribution Corporation. At the date of these financial statements, no further details with regard to Lucas Bols B.V’s intentions to terminate or to renegotiate the License Agreement are known to the Company’s representatives. Similar license contract was concluded by the Company with Lucas Bols B.V. in respect of the use of license for Bols Vodka trademark in Hungary and this contract represent similar risk. However currently the Company believes that the risk that the license will be terminated is relatively low and there is no risk of negative cash outflow.

Nasdaq Delisting

On April 10, 2013, the Company received a letter from the NASDAQ Office of General Counsel, Hearings, informing the Company that the NASDAQ Hearings Panel has affirmed the decision of the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) to delist the shares of the Company from NASDAQ. As a result, the Company’s shares were suspended from trading on NASDAQ, effective at the open of business on Friday, April 12, 2013.

Other events

        In January 2013 and in March 2013, the Company signed agreements with its distributors and RBS Bank (Polska) S.A. for non-recourse factoring of the receivables from the distributors. The financing limit is fixed in one agreement at level of 82.0 million Polish zloty (approximately $26.5 million) and there is no limit fixed in second agreement. The Company has no continuing involvement with the sold non-recourse receivables.

In February 2013 the Company signed factoring agreement with ING.

On March 22, 2013 the Company received a notice from Sutter Home Winery, Inc. on immediate termination of cooperation. Sutter Home wines have been distributed by the Company for a number of years. The Company replied to Sutter Home Winery, Inc. on March 26, 2013, questioning, among others, the basis for termination and informed Sutter Home Winery, Inc. that the Company undertook examination of its exposure on potential losses resulting from the termination. At the date of this letter, the Company intends to consult the matter with the US legal counsel to estimate its potential legal claim or claims against Sutter Home Winery, Inc. relating to the termination.

Existing loan agreements

In accordance with the loan agreement with Sberbank dated November 23, 2012 additional drawn was made. As a result outstanding amount was increased to 520 million Russian rubles (approximately $15 million).

New Loans

On February 27, 2013 the Company signed new related party loan agreement with Russian Standard Bank for amount of 465 million Russian rubles which was subsequently fully repaid.

On June 7, 2013 the Company signed new loan agreement with MKB Bank for a billion Russian rubles (approximately $30 million). Loan is partially secured by pledge on goods. There are no financial covenants related to this loan.

Credit lines with Alfa-Bank

On May 28, 2013 Alfa-Bank resumed lending to CEDC by providing access to previously established credit lines with the bank of 2 billion Russian rubles (approximately $60 million). CEDC was able to draw down 1 billion Russian rubles (approximately $30 million) under these credit lines.

Bank guarantees

Up to date of these financial statements guarantees of 25.4 billion Russian rubles (approximately $765 million) have been issued with following banks: Alfa-Bank, Bank of Moscow, Rossgostrakh, Nomos Bank, Sudostroitelny Bank, Stroykredit Bank, Morskoy Bank.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A	Controls and Procedures

Evaluation of Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012, because of the material weaknesses set forth below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Annual Report on and Changes in Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.”

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

As a result of management’s assessment of our internal control over financial reporting as of December 31, 2012, management concluded that there were nine material weaknesses in our internal control over financial reporting set forth below, of which the first four were reported in our Form 10-K/A in October 2012, and existed at both December 31, 2011 and 2012.

Our financial statement closing process, including transformation of our statutory financial statements into US GAAP consolidated financial statements, contained design and operating deficiencies causing material errors in one or more of the line items in our financial statements which were not detected on a timely basis by management in the normal course of the business.

The Company did not maintain effective controls over the analysis and review of complex and judgmental accounting issues, primarily because it did not have a sufficient number of accounting personnel with an appropriate level of accounting knowledge, experience and training in the application of US GAAP commensurate with the Company’s financial reporting requirements. These control deficiencies, which constituted a material weakness in our internal control over financial reporting, resulted in material misstatements of the Company’s consolidated financial statements, which were identified and corrected.

The Company did not maintain effective controls over the accuracy and completeness of the data used for the purposes of developing certain management estimates, and reviews of data used proved ineffective, which constituted an additional material weakness in our internal control over financial reporting. Specifically, management determined that its controls were not designed and in place to ensure that estimates were properly developed and calculated . In particular, data used in the development of management estimates for the purposes of calculating impairment charges for goodwill and trademarks were not accurate and complete, and reviews of these estimates did not detect these deficiencies which resulted in material misstatements of the consolidated financial statements, which, were identified and corrected.

The Company did not maintain effective internal controls over the recording of retroactive trade rebates and trade marketing refunds at RAG. Specifically, during the second quarter of 2012, it was discovered that certain senior executives responsible for the accounting and finance function at RAG had the ability to and did override controls in order to conceal the full amount of retroactive trade rebates and trade marketing refunds provided to RAG’s customers in Russia. Due to this deficiency, management has concluded that the controls in the reconciliation and review process within RAG’s finance department did not operate effectively to ensure that retroactive trade rebate and trade marketing refund transactions were valid, complete and accurately recorded in the Company’s books and records. These control deficiencies, which, in the aggregate constituted a material weakness, resulted in the material misstatement of the Company’s consolidated financial statements for the year ended 2010 and 2011 and were restated during the third quarter of 2012.

It has also been determined that payments or gifts were made in a foreign jurisdiction in which the Company operates, which appear to have been directed to former shareholders that were or are also government officials through nominees and which were incorrectly characterized in the books and records, and that there was a control failure to maintain documentation in respect of certain of these payments or gifts adequate to establish whether there was a valid business purpose in making the payments or gifts. Furthermore, there was a control deficiency in our internal control over financial reporting regarding the implementation of our policy on compliance with applicable laws. We have concluded that these deficiencies constitute a material weakness. Our conclusion is not based on misstatements in our historical consolidated financial statements or our consolidated financial statements as of and for the period ended December 31, 2012, but instead on the determination that we did not design or maintain sufficient policies, procedures, controls, communications or training to deter or prevent the risk of violations of law, including the Foreign Corrupt Practices Act (“FCPA”) of the United States.

Management determined that the design of its segregation of IT duties is deficient which results in excessive and sometimes conflicting user access rights to the Company’s financial applications. Specifically, the Company has a design deficiency in internal controls to monitor, detect and document (i) transactional postings made in accounting systems by IT administrators (ii) changes made by IT administrators in standing data, such as vendor and customer master files credit limits, prices and sales orders, and (iii) direct changes by IT administrators in the accounting systems data tables, (iv) access to financial applications and data.

The Company did not maintain effective controls over the proper design and communication of policies and procedures. Specifically, controls were not designed and in place to ensure design and effective communication of the Company’s Code of Conduct and whistleblower program. Effective communication and training were not delivered to personnel across the Company.

The Company has a design deficiency in internal controls to ensure effective controls over tracking, maintaining and reconciling of executive compensation. Specifically, the Company did not have controls designed and in operation to ensure that (i) accounting personnel review and evaluate executive contracts to ensure executive compensation is properly accounted for in the financial statements, (ii) stock based compensations granted to executives are recorded timely, completely and property in the financial statements, and (iii) the forfeiture rate is updated timely. These control deficiencies, which constituted a material weakness in our internal control over financial reporting, resulted in material misstatements of the Company’s consolidated financial statements, which were identified and corrected.

The Company has design deficiencies in its controls over contract management to ensure that (i) all contracts are reviewed by in-house legal, (ii) all contracts are reviewed by the finance department, (iii) all contracts are reviewed and evaluated from a financial reporting and US GAAP perspective and (iv) all transactions and disclosures required related to contracts entered by the Company were appropriately addressed in the financial statements. These control deficiencies, which constituted a material weakness in our internal control over financial reporting, resulted in material misstatements of the Company’s consolidated financial statements, which were identified and corrected.

The Company did not maintain effective controls over the completeness and accuracy of its income tax calculations, tax provision, deferred income tax balances and calculating of valuation allowances for deferred taxes in accordance with accounting principles generally accepted in the United States. Specifically, the Company did not have controls designed and in operation to ensure that tax accounts are properly included and reviewed in the reporting packages, calculation of deferred taxes, including classification between deductible and non-deductible expenses, controls over valuation of deferred tax assets. This resulted in material misstatements of the consolidated financial statements and a restatement. The Company also did not maintain adequate controls over the process of identification and evaluation of tax related contingencies. Finally, the Company did not maintain appropriate controls over the measurement of FIN 48 provisions.

As a result of management’s assessment of the Company’s internal control over financial reporting as of December 31, 2012, management has concluded that the Company’s internal control over financial reporting, was not effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting has been audited by our independent registered public accounting firm as stated in their report appearing in Item 8, which expresses an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

Remediation Initiatives

In response to the identified material weaknesses, our management, with oversight from the Company’s Audit Committee, has dedicated significant in-house and external resources to implement enhancements to the Company’s internal control over financial reporting so as to remediate all material weaknesses described above. These ongoing efforts are focused on (i) expanding our organization capabilities to improve our monitoring, communications, training and governance processes over our financial statement closing process, (ii) implementing process improvements to strengthen our internal control and monitoring activities over retroactive trade rebates and trade marketing refunds, (iii) analyzing the impact of improper design of IT segregation of duties on financial statements as of December 31, 2012 and implementing adequate controls and (iv) the placement of additional qualified personnel to timely complete the Company’s financial reports, thus allowing for proper review and oversight.

In particular, in the course of the past year, we have:

•	Changed senior management at the parent company level;

•	Changed RAG’s senior management and made other management changes in RAG;

•	Reorganized RAG’s finance function, with eight departments separately reporting to RAG’s chief financial officer; and

•	Established a new commercial finance department for RAG, for which we plan to hire additional personnel.

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

Improvements in internal controls over retroactive trade rebates and trade marketing refunds were placed into operation in the third and fourth quarter of 2012, and their operational effectiveness has been tested in October 2012 and January 2013. Before we confirm that these controls are effective, we will perform additional testing of their operational effectiveness, and further refine them as appropriate. In view of the progress that has been made through the date of this report, management believes that in the near future it will be able to determine that internal controls over retroactive trade rebates and trade marketing are operating effectively.

Audit Committee

During the year, the Audit Committee held a number of meetings with management to evaluate management’s assessment of internal controls over financial reporting. Specifically, on March 22, 2013, the Audit Committee evaluated the assessment of effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 presented by management. As an outcome of this assessment, the Audit Committee requested that management to prepare a detailed remediation plan for the 2013 and the following years addressing the remaining material weaknesses described above as well as to allocate the resources necessary to remedy these weaknesses.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses identified in respect of the design of the segregation of our IT duties; controls over the proper design and communication of policies and procedures; our controls over tracking, maintaining and reconciling of executive compensation; our controls over contract management; and, controls over the completeness and accuracy of our income tax calculations, tax provision, deferred income tax balances and calculating of valuation allowances for deferred taxes, the development of certain management estimates and our internal controls over the recording of retroactive trade rebates and trade marketing refunds at RAG and the material weaknesses related to compliance with applicable laws, including the FCPA, there have not been any changes in our internal control over financial reporting for the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The current directors and executive officers of the Company are as follows:

Name	Age	Position(s)
Roustam Tariko	51	Chairman of the Board
Jose Aragon	64	Director
Joseph Farnan	67	Director
N. Scott Fine	56	Vice Chairman and Lead Director
Ryan Lee	44	Chief Financial Officer
Eberhard von Löhneysen	64	Director
Pavel Merkul	32	Director
Alessandro Picchi	56	Director
Grant Winterton	42	Chief Executive Officer

Roustam Tariko was appointed Chairman of the board of directors on July 9, 2012 and, from October 23, 2012 to January 10, 2013, served as Interim President of the Company. Mr. Tariko is the founder of Russian Standard, one the largest Russian privately owned companies working in the consumer market. Russian Standard has leading positions in banking, premium vodka, sparkling wines and spirits distribution. Dating back to 1992, the Russian Standard family of companies today includes Russian Standard Vodka (a number one premium vodka in Russia, present in over 75 countries), Roust Inc. (a leading Russian distributor of alcoholic beverages), Gancia (a legendary Italian producer of sparkling wines and vermouths founded in 1850), Russian Standard Bank (a leading consumer lender and credit card issuer in Russia) and Russian Standard Insurance. Mr. Tariko is a graduate of the Moscow Institute for Railway Engineering with a degree in economics, which he supplemented with courses at INSEAD Executive School. We believe that Mr. Tariko’s extensive experience in the alcohol production and distribution business in Russia and globally will make a significant and valuable contribution to the Company as it seeks to improve its operational performance in Russia and expand globally.

Jose L. Aragon has been a director of the Company since May 16, 2012. Since January 2001, Mr. Aragon has been president of Aragon Consulting Corporation. In 2006, he was President of Russian Standard Vodka USA, and between 2000 and 2005, he was a member of the board of directors of Russian Standard Vodka. From 1999 to 2000, he was the vice president of marketing for Spherion Corporation. Mr. Aragon has also held several positions at Bacardi, including, from 1997 to 1999 the North American vice president of marketing and a member of the board of directors of Bacardi USA, from 1993 to 1997 the European vice president and director of marketing for Bacardi-Martini B.V., and from 1980 to 1997 the assistant vice president of marketing and then vice president of human resources for Bacardi USA. From 1975 to 1980, Mr. Aragon worked in brand management at Procter & Gamble Spain and USA. Mr. Aragon was designated as a nominee to the board of directors by Roust Trading pursuant to the Amended Governance Agreement. We believe that Mr. Aragon’s experience in global marketing as well as his familiarity with the spirits industry allows him to make valuable contributions as a member of our board of directors.

Judge Joseph Farnan has been a director of the Company since February 4, 2013. From September 1970 until June 1973, Judge Farnan was Dean of Students and Director of the Criminal Justice Program at Wilmington University. After leaving the University as an administrator and faculty member, he continued as an adjunct faculty member until 1981. From December 1971 until December 1976, Judge Farnan was engaged in the private practice of law in Wilmington, Delaware. During this time he also served as a part-time Assistant Public Defender. In December 1976, he was appointed the County Attorney for New Castle County, Delaware. He served in this position until January 1979, when he was appointed Chief Deputy Attorney General for the State of Delaware. In August 1981, he was appointed the United States Attorney for the District of Delaware by President Ronald Reagan. In July 1985, Judge Farnan was appointed to the United States District Court for the District of Delaware by President Reagan. Judge Farnan served as Chief Judge of the District Court from July 1997 until July 2000. Judge Farnan is admitted to practice in New Jersey and Delaware and is now engaged in the private practice of law with Farnan LLP. Judge Farnan received his Bachelor of Arts degree in Political Science from King’s College, Wilkes-Barre, Pennsylvania, in June 1967. Judge Farnan received his Juris Doctor degree from the University of Toledo College of Law in June 1970. We believe that Judge Farnan’s experience as a legal practitioner, in particular relating to commercial and restructuring matters, enables him to make valuable contributions as a member of our board of directors.

N. Scott Fine has been a director of the Company since January 2003, and was previously a director in 2001. Mr. Fine was appointed Lead Director of the board of directors on July 9, 2012 and Vice Chairman of the board of directors on October 23, 2012. Mr. Fine is an investment banker at Scarsdale Equities, a New York based investment-banking firm. Mr. Fine has been involved in corporate finance for over 35 years. Previously, Mr. Fine was an investment banker at Fine Equities, focusing on small- to medium-cap companies and managing high net worth individuals and small institutions. Mr. Fine was a member of the team of underwriters that co-managed the Company’s initial public offering. He has also worked on a series of transactions domestically and internationally in the healthcare and consumer products area. Mr. Fine currently sits on the Deans Advisory

Board for The University of Connecticut’s Neag School of Education at Storrs, Connecticut. We believe that Mr. Fine’s relationships within the financial community in New York and around the world, as well as his significant experience with equity and debt offerings, have made and will continue to make him a valuable contributor as our Lead Director.

Ryan Lee joined the Company as Chief Financial Officer of the Russian Alcohol Group in April 2012 and has been Chief Financial Officer of the Company since January 22, 2013. Mr. Lee has over 23 years of international work experience including 13 years in Russia, 5 years in Switzerland, and 2 years in each of the UK and the Netherlands. From November 2008 to March 2012, Mr. Lee worked for Eldorado as Vice President Finance. From November 1999 to November 2008, Mr. Lee worked for Japan Tobacco International, Geneva as Vice President Finance, Business Service Centres & Integration, Vice President Finance, Financial Planning & Analysis, and Vice President Corporate Tax, and for Japan Tobacco International, Russia as Chief Financial Officer, Vice President Finance and Financial Controller. From August 1989 to October 1999, Mr. Lee held accounting, finance and commercial positions at Unilever PLC and its group subsidiaries. Mr. Lee graduated in 1990 from the University of Wales Cardiff with a BA joint honors in Law and Italian, and has been a Chartered Accountant since 1992.

Eberhard von Löhneysen has been a director of the Company since June 5, 2013. Mr. von Löhneysen has built an extensive career in business consulting and corporate management. After working at the World Bank with a focus on Latin America for eight years, Mr. von Löhneysen spent more than two decades with McKinsey & Co. in different fields and countries. He was responsible for the German financial institutions practice and managed the McKinsey office in Berlin for several years; later he moved to Moscow, where he was responsible for the Eastern European office complex. After leaving McKinsey, Mr. von Löhneysen worked as group CEO of Russian Standard. Currently, Mr. von Löhneysen serves as the Chairman and Director for Strategy in 10EQS, an online knowledge utility that organizes the collaboration of independent experts. We believe that Mr. von Löhneysen’s experience in business consulting and management enables him to make valuable contributions as a member of our board of directors.

Pavel Merkul has been a director of the Company since June 5, 2013. Mr. Merkul has been Chief of Staff of Russian Standard Corporation since 2009, and a director since 2010. He is responsible for the key corporate projects of Russian Standard Group, including mergers and acquisitions and post-merger integration, as well as Russian Standard Group’s finances. He has been actively involved in the negotiations between RTL and CEDC since 2011. He began his career in 2001 working on mergers and acquisitions projects in Russia, and then worked with Boston Consulting Group from 2004 through 2009, focusing on strategy development and corporate restructuring projects for leading banking and telecom companies throughout Russia and Ukraine. He received his BA in economics from Moscow State University, and his MBA from INSEAD in France and Singapore. We believe that Mr. Merkul’s experience in corporate restructuring and mergers and acquisitions makes him a valuable member of our board of directors.

Alessandro Picchi has been a director of the Company since April 23, 2012. He is a lawyer enrolled on the Bar of Milan and the Bar of the Italian Highest Court. From December 2011 to April 15, 2012 he was General Counsel of Russian Standard Corporation. From 2006 to 2011 he was a partner of Morri, Cornelli & Associates, a Tax and Law Firm with offices in Milan and Rome. From 2000 to 2006 he was Chairman of the Board of Directors of Globalfin International with headquarters in Switzerland and director of Motorel Investments BV. From 1996 to 2000 he was General Counsel of Globalfin International SA and a member of the Board of Directors. Mr. Picchi was designated as a nominee to the board of directors by Roust Trading pursuant to the Amended Governance Agreement. We believe that Mr. Picchi’s legal experience in international contracts and trade, mergers and acquisitions and corporate governance allows him to make valuable contributions as a member of our board of directors.

Grant Winterton joined the Company as General Manager of the Russian Alcohol Group in April 2012 and has been Chief Executive Officer of the Company since January 10, 2013. Mr. Winterton has over 20 years of experience working in marketing, sales and general management positions for Campbell Soup (Australia), The Coca-Cola Company (Australia, Russia, Ukraine, China), Wimm Bill Dann (Russia) and Red Bull (Russia). Mr. Winterton has lived in Russia for over 10 years, working in the consumer goods industry, and has extensive working experience across the Russia, Ukraine, Belarus and CIS markets. Mr. Winterton has a Bachelor of Commerce Degree in Marketing/Finance from the University of New South Wales, Australia.

In addition, the following persons also served as directors and executive officers during 2012:

Name	Position	Date of Resignation
William V. Carey	Chairman, President and Chief Executive Officer	July 9, 2012

David Bailey	Interim Chief Executive Officer	January 10,2013

David Bailey	Director	June 5, 2013

Robert Koch	Director	February 4, 2013

William Shanahan	Director	July 27, 2012

Markus Sieger	Director	June 5, 2013

Marek Forsyiak	Director	December 10, 2012

Evangelos Evangelou	Vice President and Chief Operating Officer	December 31, 2012

James Archbold	Vice President and Director of Investor Relations	February 22, 2013

Christopher Biedermann	Vice President and Chief Financial Officer	September 14, 2012

Bartosz Kolacinski	Vice President and Interim Chief Financial Officer	January 22, 2013

Board Leadership Structure

Mr. Tariko is Chairman of the board of directors. Mr. Grant Winterton serves as our Chief Executive Officer with responsibility for the day-to-day operations of the Company. The board of directors believes that it is currently appropriate to have the positions of Chairman and Chief Executive Officer separated to ensure adequate oversight of management. Mr. Fine is the board of directors’ Lead Director.

Director Independence

Our common stock is not listed on any national securities exchange or inter-dealer quotation system with a requirement that a majority of our board of directors be independent, and therefore, we are not subject to any director independent requirements. As a result, our board of directors has not made any formal determination of whether any of the current members of our board of directors are independent.

As we were listed on the NASDAQ Stock Market until April 2013, to make any determination of director independence, our board of directors would use the NASDAQ Listing Rules in order to make such determination. Were we to be subject to these rules, however, we would be able to utilize an exemption to the requirement that a majority of the directors be independent, because we would be deemed a “controlled company” pursuant to NASDAQ Listing Rule 5615(c). A “controlled company” is a company of which more than 50% of the voting power is held by an individual, a group or another company. Based on the ownership of 100% of our common stock by Roust Trading and its affiliates, we would be considered a controlled company under the NASDAQ Listing Rules and could rely upon this exemption in having less than a majority of independent directors on our board of directors.

Prior to the reconstitution of our board of directors pursuant to the Plan on June 5, 2013, the board of directors had determined each of the following directors to be an “independent director” as such term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules: N. Scott Fine, Jose Aragon, Joseph Farnan, and Alessandro Picchi. In addition, the board of directors determined that Mr. William Shanahan, who served as a director in 2012, until his resignation from the board of directors on July 27, 2012, Mr. Marek Forysiak, who served as a director in in 2012, until his resignation from the board of directors on December 10, 2012, Mr. Robert Koch, who served as a director in 2012, until his resignation from the board of directors on February 4, 2013, Mr. Markus Sieger, who served as a director in 2012 until his resignation from the board of directors on June 4, 2013, were “independent directors” as such term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules. The board of directors had also determined that each member of the audit, compensation and nominating and corporate governance committees met the independence requirements applicable to those committees prescribed by the NASDAQ Listing Rules and the Securities and Exchange Commission, or SEC.

In determining the independence of Messrs. Aragon and Picchi, the board of directors considered, in particular, the Company’s relationship with, Roust Trading. The board of directors concluded that Messrs. Aragon and Picchi each to be an “independent director” under Rule 5605(a)(2) of the NASDAQ Listing Rules notwithstanding their relationship with Roust Trading because:

•

neither Messrs. Aragon nor Picchi were, upon their election as directors of the Company, employed by Roust Trading or any entity affiliated with Roust Trading nor did either of them serve as a director of Roust Trading or any entity affiliated with Roust Trading, excluding the Company;

•

additional procedures had been put in place to mitigate any conflict of interest between Messrs. Aragon and Picchi’s position at the Company and their relationship with Roust Trading, including the establishment of the Russian Standard relationship committee and the special committee of the board of directors; and

•	Messrs. Aragon and Picchi each otherwise qualified as an “independent director” under the standards set forth under Rule 5605(a)(2) of the NASDAQ Listing Rules.

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

The board believes that establishing the right “tone at the top” and that full and open communication between management and the board of directors are essential for effective risk management and oversight. Our executive management team meets regularly with our board of directors to discuss strategy and risks facing the company. Members of senior management attend board meetings and are available to address any questions or concerns raised by the board on risk management-related and any other matters. The board of directors receives regular presentations from senior management on strategic matters involving our operations. The board holds executive sessions at which members of the management team are not present.

While the board is ultimately responsible for risk oversight, the board committees assist the board in fulfilling its oversight responsibilities in certain areas of risk. The audit committee assists the board in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements, and discusses policies with respect to risk assessment and risk management. The compensation committee assists the board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. The governance committee assists the board in fulfilling its oversight responsibilities with respect to the management of risks associated with board organization, membership and structure, succession planning and corporate governance.

Narrative Disclosure of our Compensation Policies and Practices as They Relate to Risk Management

The Compensation Committee reviews the Company’s executive compensation program and its executive compensation policies and practices to assess whether any aspect of the program or the policies and practices would encourage any of the Company’s named executive officers to take any unnecessary or inappropriate risks that could threaten the value of the Company or create or increase risks that are reasonably likely to have a material adverse effect on the Company. As a result of our review, we concluded that any risks arising from our policies and programs are not reasonably likely to have a material adverse effect on the Company.

Board Meetings and Board Committees

During 2012, the board of directors held over 30 meetings and each director attended at least 75% of the total number of board meetings.

The board of directors has three standing committees: an audit committee, a compensation committee and a governance committee.

Audit Committee. The audit committee operates under a written charter adopted by the board of directors that may be amended by the board of directors at any time. A current copy of the audit committee’s charter is available in the ‘Investor Relations’ section of the Company’s website at http://www.cedc.com, under the heading ‘Corporate Governance.’ Messrs. Fine, Picchi and Farnan currently constitute the audit committee. Mr. Fine currently serves as the chairman of the audit committee. Our board of directors has not affirmatively determined whether any of the members of the current audit committee is an “audit committee financial expert” or whether any such person is independent under the applicable standards of the NASDAQ Stock Market. As described above, our common stock is not listed on any stock exchange or inter-dealer quotation system, and we are not required to have a separately designated audit committee whose members are independent. Therefore our board has not made a formal determination of whether the members of our audit committee are independent or whether that committee includes at least one audit committee financial expert. Prior to the reconstitution of our board of directors pursuant to the Plan on June 5, 2013, the board of directors had determined that Mr. Fine qualified as an “audit committee financial expert” as defined in Items 401(h) and 407(d)(5) of Regulation S-K, and that each of the members of the audit committee was independent in accordance with NASDAQ standards and SEC rules and regulations. The audit committee oversees our corporate financial reporting process, internal accounting controls, audit plans and results and financial reports. In addition, the audit committee appoints, compensates, retains and oversees the work of the firm of independent auditors employed by the Company to conduct the annual audit of the Company’s financial statements. The members meet with the independent auditors and financial management to review the scope of the proposed audit for the year, the audit procedures to be utilized, audit fees, and, at the conclusion of the audit, the audit reports. In addition, the audit committee reviews the financial statements, the related footnotes and independent auditors’ report, and makes recommendations to the board of directors as the audit committee deems appropriate. The audit committee met over 25 times during 2012.

Compensation Committee. The compensation committee operates under a written charter adopted by the board of directors that may be amended by the board of directors at any time. A current copy of the compensation committee’s charter is available in the ‘Investor Relations’ section of the Company’s website at http://www.cedc.com, under the heading ‘Corporate Governance.’ The compensation committee’s responsibilities include (i) making recommendations to the board of directors on salaries, bonuses and other forms of compensation for the Company’s officers and other key management and executive employees, (ii) consulting with independent outside compensation consultants regarding the Company’s executive officer and director compensation policies, and (iii) reviewing any proposed plans or practices of the Company relating to compensation of its employees or directors. Messrs. Aragon and Farnan currently constitute the compensation committee. Our board of directors has not affirmatively determined whether any of the members of the current compensation committee is independent under the applicable standards of the NASDAQ Stock Market. As described above, our common stock is not listed on any stock exchange or inter-dealer quotation system, and we are not required to have a separately designated compensation committee whose members are independent. Therefore our board has not made a formal determination of whether the members of our compensation committee are independent. The compensation committee held 10 meetings during 2012.

Governance Committee. The governance committee operates under a written charter adopted by the board of directors that may be amended by the board of directors at any time. A current copy of the governance committee’s charter is available in the Investor Relations section of the Company’s website at http://www.cedc.com, under the heading Corporate Governance. The governance committee reviews and assesses the adequacy of the Company’s corporate governance principles and, if appropriate, develops and recommends to the board of directors additional corporate governance principles. The responsibilities of the governance committee include oversight of the process of evaluating the performance of the board of directors, its committees and individuals directors, maintenance of the Company’s succession plan, convening executive sessions of the board of directors at which no members of management or other representatives of the company are present and recommending to the board of directors a candidate for Lead Director. The current Lead Director is Mr. Fine. The members of the governance committee are Mr. Fine (Chair) and Mr. Picchi. The governance committee held 4 meetings in 2012.

Board Diversity

The governance committee believes that, in order to be effective, a board of directors should consist of directors with varying experiences and personal backgrounds. In particular, for a company that has operations around the world, the board of directors should include representatives from different industries and regions that are relevant to the company’s business. To this end, the governance committee values diversity of professional experience and geographic background among its members. This diversity contributes significantly to the insight that our board of directors has into the challenges facing the Company.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee has been an officer or employee of the Company. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our board of directors or the compensation committee.

Communications with the Board of Directors

Communications to the board of directors can be mailed to the attention of the Company’s Corporate Secretary at 3000 Atrium Way, Suite 265, Mt. Laurel, New Jersey 08054. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stakeholder—Board Communication”. All such letters must identify the author as a stakeholder and clearly state whether the intended recipients are all members of the board of directors or certain specified individual directors. The Corporate Secretary will circulate the letter to the appropriate director or directors, unless the communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the Corporate Secretary has the authority to discard it.

Code of Conduct

The Company has adopted a Code of Conduct that applies to the Company’s employees, officers and directors. The Company’s Code of Conduct is available in the ‘Investor Relations’ section of the Company’s website at http://www.cedc.com, under the heading ‘Corporate Governance.’ Any changes or waivers to the Code of Conduct for the Company’s principal executive officer, principal financial officer or principal accounting officer or persons performing similar functions will be disclosed on the Company’s website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act which requires directors, officers and more than 10% beneficial owners to file ownership reports with the SEC does not apply to the Company because it is privately-held.

Item 11.	Executive Compensation.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report. Based on this review and discussion, the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for its 2012 fiscal year.

Respectfully submitted,

Compensation Committee

Jose Aragon
Joseph Farnan

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis discusses the objectives, policies and elements of our executive compensation program and analyzes our decisions concerning compensation for the individuals named below who served as executive officers during 2012:

•	David Bailey—Former Interim Chief Executive Officer

•	William V. Carey—Former Chairman, President and Chief Executive Officer

•	Bartosz Kolacinski—Former Interim Chief Financial Officer

•	Christopher Biedermann—Former Vice President and Chief Financial Officer

•	Evangelos Evangelou—Former Vice President and Chief Operating Officer

•	James Archbold—Former Vice President and Director of Investor Relations

Our Chairman, Roustam Tariko, served as Interim President from October 23, 2012 to January 10, 2013 for no compensation. Because he received no compensation for his services, Mr. Tariko is not included in the compensation tables.

Compensation Philosophy

The primary purpose of our compensation philosophy is to attract and retain a qualified, talented team of executive officers in a way that is aligned with the long-term interests of our stakeholders. Therefore, a significant portion of our compensation program is not fixed and instead, in an attempt to align overall compensation with performance, is variable based on the actual performance of the Company. This performance is measured against annual and long-term goals established by the board of directors and the Compensation Committee. During 2012, the goals for our executive compensation program were to:

•	attract and retain a qualified, talented team of executive officers to provide leadership for the Company’s success in competitive markets,

•	accomplish the above objective in a way that is aligned with the long-term interests of our stakeholders,

•	increase the overall performance of the Company,

•	increase stakeholder value, and

•	incentivize the executive officers to prudently achieve the highest level of Company annual and long-term financial performance.

We believe that our executive compensation policies must remain competitive with those of our peer companies and that they should be structured in a way that rewards consistently high performance. During 2012 and in prior years, a substantial portion of the compensation packages for executive officers was in the form of equity which was intended to incentivize executive officers to achieve long-term growth in the price of the Company’s common stock, and annual cash bonus opportunities intended to reward executive officers for meeting annual financial performance goals.

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

During 2012, we engaged Hay Group to assist with the annual review of our executive compensation program. Hay Group presented a comprehensive assessment of the competitiveness of our executive compensation program relative to the following peer groups:

B&G Foods Inc.	Hain Celestial Group Inc.
Boston Beer Inc.	J&J Snack Foods Corp.
Brown Forman	Lancaster Colony Corp.
Cal-Maine Foods Inc.	Monster Beverage
Coca-Cola Bottling Cons	National Beverage Corp.
Constellation Brands	Seneca Foods Corp.
Cott Corp.	Snyders-Lance Inc.
Diamond Foods Inc.	Tootsie Roll Industries Inc.

The Compensation Committee reviewed the findings of Hay Group and considered its recommendations in the context of its annual review of executive compensation policies. Compensation for our former Interim Chief Executive Officer and our former Interim Chief Financial Officer was determined primarily in light of their interim status as executive officers of the Company and, as such, was not compared to the abovementioned peer groups.

Executive Compensation Components

Our executive compensation for 2012 consisted of three basic elements outlined below.

Compensation Element	Objectives	Key Features
Base Salary	Attracts, retains and rewards named executive officers by providing a fixed level of cash compensation to reward demonstrated experience, skills and competencies relative to the market value of the job. Can be periodically reevaluated based on (a) individual performance, and (b) changes in the median level of salary of peer companies.

Annual cash compensation which assuming acceptable performance is not at risk.

Targeted at or near average base salaries of similarly situated executives of peer groups.

Adjustments are considered as the Compensation Committee sees fit, usually in consultation with independent compensation consultants.

Annual Performance Based Incentive Awards (Bonus)

Focuses named executive officers on our annual results by being directly linked to the Company’s financial performance.

Aligns each executive officer’s interests with those of our stockholders by promoting strong annual results through revenue growth and operating efficiency.

Retains named executive officers by providing market-competitive compensation.

Annual awards are paid in cash are at risk because they are based on financial targets.

Each annual award can vary from 0% to 150% of the target amount with goals set high and difficult to achieve.

Our former Vice President and Director of Investor Relations received a non-variable year-end bonus that was not based on company performance.

Long-Term Incentive Awards (Equity)

Aligns each executive officer’s interests with long-term stockholder interests by linking part of each executive officer’s compensation to long-term corporate performance that benefits our stockholders.

Provides opportunities for wealth creation and ownership, which promotes retention and enables us to attract and motivate our executive officers.

Retains executive officers through multi-year vesting of equity grants and annual performance periods.

Long-term equity based compensation which is at risk due to vesting requirements and stock price variations.

Targeted at a level approximating the median of our peer groups’ equity compensation.

A mix of stock options, time-based restricted stock or performance shares to accomplish different objectives.

Options and restricted shares generally vest in full at the end of one or two year periods (i.e., cliff vesting). Performance shares, if earned, vest over a three year period in equal annual installments.

The following describes in more specific terms the elements of compensation that implement the compensation philosophy and objectives described above.

Base Salaries

Base salaries of executive officers are determined at the time a person initially becomes an executive officer by evaluating the responsibilities of the position, the experience and knowledge of the individual and the competitive marketplace at that time for executive talent, including a comparison to base salaries for comparable positions (considered in the context of the total compensation paid by such companies). Salaries are reviewed from time to time thereafter, generally in connection with the expiration of employment agreements or when other considerations warrant such consideration in the discretion of the Compensation Committee and board of directors, considering the foregoing factors as well as the executive’s performance and the other factors considered in setting total compensation described above.

When salary adjustments are considered, they are made in the context of the total compensation for executive officers, consistent with the core principles discussed earlier in this Compensation Discussion and Analysis. In each case, the participants involved in recommending and approving salary adjustments consider the performance of each executive officer. Individual performance evaluations take into account such factors as new responsibilities, the previous year’s corporate performance and the achievement of specific individual objectives. The factors impacting base salary levels are not assigned specific weights but are considered as a totality, against the backdrop of our overall compensation philosophy and knowledge of market conditions.

The annualized base salaries for our executive officers during 2012 were as follows:

Executive Officer	Position(s)	Annual Base Salary
David Bailey	Former Interim Chief Executive Officer	$750,000
William V. Carey	Former Chairman, President and Chief Executive Officer	$750,000
Bartosz Kolacinski	Former Interim Chief Financial Officer	600,000 PLN
Christopher Biedermann	Former Vice President and Chief Financial Officer	$410,000
Evangelos Evangelou	Former Vice President and Chief Operating Officer	$450,000
James Archbold	Former Vice President and Director of Investor Relations	$400,000

Bonuses

We have historically paid annual cash bonuses to our executive officers based on corporate performance, as measured by reference to factors which the Compensation Committee believes reflect objective performance criteria over which management generally has the ability to exert some degree of control. The Company establishes a cash bonus pool for each year and the interest in such pool, if earned, for each of the executive officers. The proportionate interest of each officer participating in the cash bonus pool is based upon, among other things, assessment by the Committee and the board of directors of each officer’s level of responsibility within the Company, expertise and ability to influence improvements in the Company’s financial results, and tenure. The factors impacting the determination of an officer’s proportionate interest in the cash bonus pool are not assigned specific weights but are considered as a totality, against the backdrop of the Company’s overall compensation philosophy and knowledge of market conditions.

For the year 2012, the potential cash bonus pool for achieving 100% of all targets was $1,670,000. The potential payout levels varied from 0% to 150%. The bonus plan participants in 2012 were Messrs. Carey, Evangelou and Biedermann. Any payouts from the bonus pool were to be allocated as follows:

		Potential Payout at
Participant	Percentage of Pool	100% Achievement
William Carey	56.9%	$950,230
Evangelos Evangelou	27.0%	$450,900
Christopher Biedermann	16.1%	$268,870

The potential pay-outs from the 2012 bonus pool were intended to recognize, on an annual basis, the level of responsibility and potential contribution of each officer to our results. For example, Mr. Carey, our former Chief Executive

Officer, would have received the highest percentage payout from the bonus pool. Conversely, because his job responsibilities were less connected to the day-to-day operations of the company, Mr. Archbold did not participate in the cash bonus pool and instead received a non-variable year-end bonus of $95,000 that was not based on Company performance.

The Compensation Committee set targets for 2012 that reflected its desire to incentivize our executive officers to maximize operational performance while also prudently managing the balance sheet. The Compensation Committee believed that the use of financial measures as performance targets appropriately balanced incentives to reward strong performance without encouraging undue risk-taking that the 2012 targets represented an appropriate balance of management priorities

The performance targets were set by the board of directors upon the recommendation of the Compensation Committee. In the beginning of 2012, the board of directors established a budget EBITDA target of $141.5 million and a budget net sales target of $929 million. The Company does not disclose future performance targets because we believe this information is not material to understanding our executive compensation. The board of directors and the Compensation Committee set performance targets at levels they consider to be reasonably attainable but challenging.

Due to their status as interim officers, Messrs. Bailey and Mr. Kolacinski did not participate in the cash bonus pool. However, each were entitled to cash bonuses in accordance with their employment agreements. Mr Bailey was entitled to receive a cash bonus of $300,000, subject to certain targets including: an EBITDA target for the 2nd half of 2012, successful management of the Restatement, and certain organizational matters, including selection of a new General Manager in Poland, active operation of the Russia Advisory Committee, and coordination of internal control activities. Mr. Kolacinski was entitled to receive a non-variable cash bonus of PLN 40,000 at the end of the term of the employment agreement not subject to Company performance.

Equity

A third component of our executive officers’ compensation during 2012 was in the form of equity grants. Part of the shares granted in 2012 were subject to time-based “cliff” vesting and part were subject to performance-based vesting. The performance-based stock awards would have vested in three equal annual installments if performance targets for the 2012, 2013 and 2014 fiscal years were achieved. The targets were established based on projections agreed to by our board of directors at the time the stock awards were granted.

As it did when setting the targets for cash bonuses, with respect to equity awards, the board of directors and Compensation Committee set targets for 2012 that reflected its desire to incentivize the Company’s executives to continue to maximize operational performance while also prudently managing the balance sheet. The Compensation Committee believed that the use of the performance targets appropriately balanced incentives to reward strong performance without encouraging undue risk-taking and that the 2012 targets represented an appropriate balance of management priorities.

On the effective date of the Plan, on June 5, 2013 (the “Effective Date”), all of the Company’s common stock outstanding prior to the Effective Date of the Plan was cancelled. In addition, the Company’s 2007 Incentive Plan was terminated and all existing Company stock awards were cancelled.

Stock Ownership Guidelines

During 2012, the stock ownership guidelines for our executive officers were five times (5x) base salary for our Chief Executive Officer and three times (3x) base salary for other officer and directors. Depending on when they were hired, officers and directors were given between two to three years to meet these requirements.

Employment Agreements

Each of the executive officers of the Company is party to an employment agreement. The Company currently enters into employment agreements with its executive officers because it generally believes that, in respect of key executive officers, there is a significant value in its competitive markets to setting out compensation and fringe benefit expectations in writing, maintaining appropriate non-competition, non-solicitation of employees and confidentiality agreements with key executives, and agreeing to post-termination payments and other obligations. These employment agreements are described below in more detail under the caption “Employment Agreements.”

Section 162(m)

The Compensation Committee considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that certain compensation of more than $1,000,000 that is paid to certain individuals may not be deductible. Generally, the Company expects that compensation paid to its executive officers will be fully deductible for federal income tax purposes. However, in certain situations, the Company may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers.

Summary Compensation Table

The following table summarizes the total compensation awarded to or earned by our executive officers for the years ended December 31, 2010, 2011 and 2012 (the “named executive officers”).

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan	All Other Compensation		Total
William V. Carey	2012	489,800	0	886,950	0	0	4,065,588	(3)	$5,442,338
Former Chairman,	2011	688,093	0	0	801,862	0	232,350		$1,722,305
President and Chief	2010	676,307	0	0	801,040	0	229,649		$1,706,996
Executive Officer
David Bailey	2012	471,643	0	0	0	0	8,000	(4)	$479,643
Former Interim
Chief Executive
Officer
Evangelos Evangelou	2012	439,941	0	337,500	0	0	326,287	(5)	$1,103,728
Former Vice President	2011	446,089	0	324,424	0	0	28,794		$799,307
and Chief Operating	2010	441,002	0	402,484	0	0	28,794		$872,280
Officer
Christopher Biedermann	2012	325,100	0	300,000	0	0	1,181,759	(6)	$1,806,859
Former Vice President	2011	380,714	0	305,348	0	0	18,115		$704,177
and Chief Financial	2010	354,955	0	378,819	0	0	18,115		$751,889
Officer
Bartosz Kolacinski	2012	110,448	0	8,440	0	0	1,213	(7)	$120,101
Former Interim
Chief Financial
Officer
James Archbold	2012	366,666	0	225,000	0	95,000	40,662	(8)	$727,328
Former Vice President	2011	356,000	0	213,748	0	95,000	41,052		$610,800
and Director of	2010	312,000	0	265,179	0	95,000	33,470		705,649
Investor Relations

(1)	Includes fees paid for serving on Company or subsidiary boards.
(2)	Amounts reflect the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards. Pursuant to the Plan, on the Effective Date, all existing stock awards were cancelled
(3)	Represents $201,899 for perquisites (e.g., housing related expenses, company car, medical insurance, school fees, travel), $3,238,693 in severance and $624,996 paid to Mr. Carey in consulting fees.
(4)	Represents perquisites (e.g., company car) provided to Mr. Bailey.
(5)	Represents $23,231 for perquisites (e.g., company car, medical insurance) and $303,056 paid to Mr. Evangelou for termination of his employment as Chief Operating Officer.
(6)	Represents $27,737 for perquisites (e.g., company car, medical insurance), $1,073,022 in severance and $81,000 paid to Mr. Biedermann in consulting fees.
(7)	Represents perquisites (e.g., medical insurance) provided to Mr. Kolacinski.
(8)	Represents perquisites (e.g., company car, medical insurance) provided to Mr. Archbold.

Grants of Plan-Based Awards During 2012

The following table sets forth information regarding all grants of plan-based awards made to our named executive officers during the fiscal year ended December 31, 2012:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Options Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
William Carey	1/1/2012	202,500			$886,950
David Bailey	—	—			—
Evangelos Evangelou	1/1/2012	77,053			$337,500
Christopher Biedermann	1/1/2012	68,493			$300,000
Bartosz Kolacinki	11/9/2012	4,000			$8,440
James Archbold	1/1/2012	51,369			$225,000

(1)	Pursuant to the Plan, on the Effective Date, all existing equity awards were cancelled.

Outstanding Equity Awards At Fiscal Year-End (December 31, 2012)

The following table presents information about outstanding equity awards held by the named executive officers at December 31, 2012:

	Option Awards (1)				Stock Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares that have not vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares that have not vested
William Carey(2)	67,500		$29.70	31-Dec-12
	12,500		$30.74	30-Apr-12
	50,000		$58.08	1-Jan-18
	12,500		$60.92	1-May-18
	50,000		$19.70	1-Jan-19
	12,500		$20.24	30-Apr-19
	64,167		$28.41	1-Jan-20
	20,833		$35.66	29-Apr-20
	77,000		$22.90	1-Jan-21
	25,000		$11.02	19-May-21
David Bailey(3)							$250,000
Chris Biedermann(4)
Bartosz Kolacinski(5)					4,000		$8,680
Evangelos Evangelou(6)	39,375		$26.76	31-Dec-16
	39,375		$29.70	31-Dec-17
	30,000		$58.08	1-Jan-18
	30,000		$19.70	1-Jan-19
					14,167	(7)	$62,051
					77,053	(8)	$167,205
James Archbold	3,000		$5.49	31-Dec-13
	33,750		$14.05	31-Dec-14
	33,750		$7.85	29-Apr-13
	25,312		$14.05	1-Jan-14
	28,125		$19.69	31-Dec-15
	28,125		$26.76	31-Dec-16
	28,125		$29.70	31-Dec-17
	22,125		$58.08	1-Jan-18
	22,125		$19.70	1-Jan-19
					9,334	(7)	$40,882
					51,369	(8)	$111,470

(1)	Pursuant to the Plan, on the Effective Date, all existing equity awards were cancelled.
(2)	Pursuant to the transition agreement between Mr. Carey and the Company effective July 9, 2012, (the “Transition Agreement”) and filed as Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2012, filed with the SEC on October 5, 2012, all unvested equity awards to Mr. Carey vested immediately and all stock options given to Mr. Carey became fully exercisable.
(3)	Pursuant to his employment agreement, Mr. Bailey upon shareholder approval was entitled to receive restricted stock units having an aggregate value of $250,000. Because shareholder approval was not obtained, the restricted stock units were not granted.
(4)	Pursuant to the separation agreement between Mr. Biedermann and the Company effective September 14, 2012, (the “Separation Agreement”) Mr. Biedermann was no longer entitled to any equity awards granted by the Company.
(5)	Pursuant to his employment agreement, Mr. Kolacinski was entitled to an equity award of 4,000 shares of the Company’s common stock at the end of the term of the employment as Interim CFO.
(6)	Pursuant to the letter agreement dated December 31, 2012 between the Company and Mr. Evangelou (the “Letter Agreement”), all equity awards granted to Mr. Evangelou continued to vest in accordance with the respective plans or agreements under which such awards were granted.
(7)	This restricted stock was awarded on January 1, 2011 and had a vesting schedule based partly on time elapsed from the date of grant and partly on the performance of the Company.
(8)	This restricted stock was awarded on January 1, 2012 and had a vesting schedule based partly on time elapsed from the date of grant and partly on the performance of the Company.

Option Exercises and Stock Vested in 2012

The following table presents information about option exercises by and stock vesting to our named executive officers during the fiscal year ended December 31, 2012:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
William V. Carey	0	N/A	202,500	$558,900
David Bailey	0	N/A	0	N/A
Evangelos Evangelou	0	N/A	7,083	$31,023
Christopher Biedermann	0	N/A	6,667	$29,201
Bartosz Kolacinski	0	N/A	0	N/A
James Archbold	0	N/A	4,667	$20,441

Employment Agreements

William V. Carey

Mr. Carey served as the President and Chief Executive Officer of the Company until July 9, 2012. Pursuant to his employment agreement, Mr. Carey was paid an annual base salary of $750,000 and was entitled to receive 56.9% of the aggregate cash bonus pool payable to all participants under the Company’s executive bonus plan for the fiscal year. The executive bonus plan is described in detail under “Compensation Discussion and Analysis” above. In addition, Mr. Carey was entitled to up to $144,000 annually as special benefits to help cover the cost of housing, school fees for his child, home leave, security and family flight tickets. As part of his participation in the benefit plans and fringe benefits available to the Company’s senior executives, Mr. Carey received health insurance coverage, a company mobile phone and the use of a company car.

David Bailey

Mr. Bailey served as Interim Chief Executive Officer of the Company from July 9, 2012 until January 9, 2013. Pursuant to his employment agreement, Mr. Bailey was paid base salary for the term of the employment agreement at the rate of $62,500 per month and was entitled to receive a cash bonus of $300,000, subject to certain targets including: an EBITDA target for the 2nd half of 2012, successful management of the Restatement, and certain organizational matters, including selection of a new General Manager in Poland, active operation of the Russia Advisory Committee, and coordination of internal control activities. Subject to shareholder approval of amendments to the Company’s 2007 Stock Incentive Plan, Mr. Bailey was entitled to restricted stock units having an aggregate value of $250,000. Because shareholder approval was not obtained, the restricted stock units were not granted. Mr. Bailey also received health insurance coverage and the use of a company car.

Evangelos Evangelou

Mr. Evangelou served as the Chief Operating Officer of the Company until December 31, 2012. Mr. Evangelou continues to serve the Company as managing director of its operations in Poland. Pursuant to his executive officer employment agreement, Mr. Evangelou was paid an annual base salary of $450,000 and was entitled to receive 27% of the aggregate cash bonus pool payable to all participants in the Company’s executive bonus plan for the fiscal year. As part of his participation in the benefit plans and fringe benefits available to the Company’s senior executives, Mr. Evangelou received health insurance coverage, a company mobile phone and the use of a company car.

Christopher Biedermann

Mr. Biedermann served as the Chief Financial Officer of the Company until September 14, 2012. Pursuant to the terms of his employment agreement, Mr. Biedermann was paid an annual base salary of $410,000 per year and was entitled to receive 16.1% of the aggregate cash bonus pool payable to all participants in the Company’s executive bonus plan for the fiscal year. As part of his participation in the benefit plans and fringe benefits available to the Company’s senior executives, Mr. Biedermann received health insurance coverage, a company mobile phone and the use of a company car.

Bartosz Kolacinski

Mr. Kolacinski served as Interim Chief Financial Officer of the Company from September 14, 2012 until January 22, 2013 when the Company appointed a new Chief Financial Officer. Mr. Kolacinski continues to serve as the Company’s Deputy Chief Financial Officer. Pursuant to his employment agreement, Mr. Kolacinski was paid a base salary for the term of his employment agreement at the rate of PLN 50,000 per month and was entitled to receive a cash bonus of PLN 40,000 at the end of the term of his employment agreement. In addition, Mr. Kolacinski was entitled to an equity award of 4,000 shares of the Company’s common stock at the end of the term of the employment agreement. Mr. Kolacinski also received health insurance coverage and the use of a company car.

James Archbold

Mr. Archbold served as the Company’s Corporate Secretary until April 2012 and as Vice President and Director of Investor Relations, until February 22, 2013. Pursuant to the terms of his employment agreement, Mr. Archbold was paid an annual base salary at the rate of $400,000 per year (reduced to $350,000 per year after April 2012) and was entitled to $95,000 as an annual cash bonus. As part of his participation in the benefit plans and fringe benefits available to the Company’s senior executives, Mr. Archbold received health insurance coverage, a company mobile phone and the use of a company car.

Potential Payments Upon Termination of Employment

The Company’s agreements with its executive officers provide for certain payments upon termination. Generally, the material terms and payment provisions under the agreements, including those that relate to payments upon termination of employment, were the result of individual negotiations with the relevant officer over the terms of his employment, and the potential payments under these arrangements were not separately considered from the entire compensation package contemplated by the employment agreement. The Compensation Committee considers these potential payments upon termination of employment as one portion of total potential compensation, but such payments do not materially and directly influence the decisions made regarding other aspects of compensation.

On July 9, 2012, Mr. Carey’s employment agreement was terminated. His transition agreement provided for the following payments: (i) a $2,327,000 cash payment, (ii) a non-prorated bonus of $855,200 or greater, (iii) a $352,000 cash payment in lieu of the Company not having granted Mr. Carey additional equity awards in January 2012; and (iv) for a period of up to 18 months the continued receipt of certain fringe benefits under Mr. Carey’s employment agreement. Mr. Carey agreed to serve as an independent consultant to the Company through December 31, 2012, for which the Company paid Mr. Carey consulting fees of $625,000.

On December 31, 2012, Mr. Evangelou’s executive officer employment agreement was terminated. Mr. Evangelos received approximately $303,000 in 2012 for the change in his executive officer status. All equity granted to Mr. Evangelou continued to vest in accordance with the respective plans or agreements under which they were granted.

On September 14, 2012, Mr. Biedermann’s employment agreement was terminated. Pursuant to his separation agreement, Mr. Biedermann received a $1,073,022 cash payment, accrued salary, paid time off and, for a period of up to 18 months following the date of the Separation Agreement, the continued receipt of certain fringe benefits under Mr. Biedermann’s employment agreement. Mr. Biedermann agreed to serve as an independent consultant to the Company through December 14, 2012, for which the Company paid Mr. Biedermann a consulting fee of $27,000 per month.

On February 22, 2013, Mr. Archbold’s employment with the Company was terminated. Pursuant to his General Release and Waiver Agreement, Mr. Archbold received (i) a cash payment of $1,426,696, (ii) a cash payment of $87,500 representing three months base salary and (iii) reimbursement of up to $20,000 for legal fees, costs and expenses incurred during the negotiation of the General Release and Waiver Agreement.

Messrs. Bailey and Kolacinski did not receive any additional payments as a result of their resignation from the positions of Interim Chief Executive Officer and Interim Chief Financial Officer, respectively.

Director Compensation

The following table sets forth information regarding the compensation of the non-employee directors of the Company for the year ended December 31, 2012. Fees paid to William Carey and David Bailey are disclosed above in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Jose Aragon	61,733	0	0	$61,733
Scott Fine	124,680	0	0	$124,680
Marek Forysiak	101,515	0	0	$101,515
Robert Koch	96,658	0	0	$96,658
Alessandro Picchi	63,809	0	0	$63,809
William Shanahan	60,170	0	0	$60,170
Markus Sieger	107,993	0	0	$107,993
Roustam Tariko	0	0	0	$0

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Pursuant to the Company’s Chapter 11 Plan of Reorganization, all of the Company’s pre-emergence common stock was cancelled as of June 5, 2013 and Roust Trading Limited and its affiliates acquired control of 100% of the Company’s new common stock.

Item 13.	Certain Relationships and Related Transactions.

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

It is the Company’s policy that directors, officers and any other related persons are required to report any related party transactions to the Chief Executive Officer. All such transactions also are required to be reported to the audit committee, which, with the assistance of legal counsel and such other advisors as it deems appropriate, is responsible for reviewing and approving or ratifying any related party transaction. The audit committee intends to approve only those related party transactions that it believes are in, or not inconsistent with, the best interests of the Company. A written policy to this effect has been adopted by the board of directors.

In addition, every quarter, a report maintained by the Company’s accounting staff is reviewed and approved by the Chief Executive Officer and Chief Financial Officer. The audit committee of the board of directors conducts an annual review of all transactions between related parties and the Company.

During 2012 and prior to the Effective Date of the Plan, the board of directors recognized that actual or potential conflicts of interest may have arisen from time to time resulting from Mr. Roustam Tariko’s position on the board of directors and management of the Company, on the one hand, and his position as controlling stockholder of Roust Trading and as a major stockholder in the Company and as a significant holder of the Company’s then-outstanding debt securities. The board of directors sought to mitigate any potential conflict of interest in the following manners: (i) the board of directors formed the Russian Standard Relationship Committee to negotiate and evaluate future transactions with Roust Trading. Messrs. Fine and Sieger, neither of whom had any prior relationship with Roust Trading, served on the Russian Standard relationship committee, and (ii) the board of directors also formed a special committee to advise in instances where a conflict of interest between the Company and Roust Trading may have existed.

Transactions with Roust Trading

Amended Securities Purchase Agreement

On July 9, 2012, the Company entered into the Amended Securities Purchase Agreement with Roust Trading, which amended and restated, in its entirety, the securities purchase agreement, dated April 23, 2012 between the Company and Roust Trading (the “Original Securities Purchase Agreement”). The Amended Securities Purchase Agreement was terminated on January 21, 2013.

Pursuant to the Amended Securities Purchase Agreement, at the initial closing (the “Initial Closing”), which occurred on May 4, 2012 and was concluded on May 7, 2012, Roust Trading purchased for cash (i) 5,714,286 shares (the “Initial Shares”) of common stock, par value $0.01 per share, of the Company (the “Common Stock”) for an aggregate purchase price of $30 million, or $5.25 per share, and (ii) an aggregate principal amount of $70 million RTL Notes. The Company paid an aggregate amount of $1.05 million of interest on the RTL Notes. The proceeds (net of fees and expenses) of the issuance of the Initial Shares and the RTL Notes was to be used by the Company over a period of time to repurchase a portion of the Company’s Convertible Notes. In accordance with the Amended Securities Purchase Agreement, on December 19, 2012, the Company issued 3 million shares of Common Stock to Roust Trading for no additional purchase price.

Pursuant to the terms of the RTL Credit Facility, $50 million aggregate principal amount of the $70 million RTL Notes was converted into a new term loan to the Company in an aggregate principal amount of $50 million for working capital and general corporate purposes. The remaining $20 million principal amount of RTL Notes remained outstanding until the Effective Date of the Plan. See “—RTL Credit Facility” below.

Amended Governance Agreement

Concurrently with the Amended Securities Purchase Agreement, the Company also entered into the Amended Governance Agreement, which amended and restated, in its entirety, the governance agreement, dated April 23, 2012 between the Company and Roust Trading. Under the Amended Governance Agreement, Roust Trading obtained various governance, veto and other rights related to its investment in the Company. The Amended Governance Agreement was terminated on January 21, 2013.

Amended Voting Agreement

Concurrently with the Amended Securities Purchase Agreement, the Company also entered into the Amended Voting Agreement (the “Amended Voting Agreement”), which reaffirmed the obligations of Roust Trading and each member of the board of directors, respectively, to vote in favor of certain financing transactions. The Amended Voting Agreement was terminated on January 21, 2013.

Term Sheet

On December 28, 2012, the Company and Roust Trading entered into a Term Sheet. The Term Sheet terminated the Amended Securities Purchase Agreement, Amended Governance Agreement and the Amended Voting Agreement, and both the Company and Roust Trading agreed to release certain claims and causes of action arising under circumstances existing prior to the date of the Term Sheet. In addition, the Term Sheet released $50 million of funds Roust Trading invested in the Company at the Initial Closing, constituting the remaining funds held by the Company after the repurchase of Existing 2013 Notes, for general corporate purposes. The Company also agreed to convert $50 million in RTL Notes held by Roust Trading into a term loan under the RTL Credit Facility. Additionally, in accordance with the Term Sheet, Sibirsky LVZ, as borrower, and Russian Standard Bank, as lender, entered into the Sibirsky Credit Facility.

The Term Sheet also addressed certain matters regarding management of the Company, including the following: (1) the formation of an operational management committee of the board of directors of the Company to oversee the day-to-day business and operations of the Company (including operational finance); (2) the formation of a restructuring committee of the board of directors responsible for all matters related to any restructuring of the Company’s capital; (3) the appointment of Grant Winterton as Chief Executive Officer of the Company, effective as of January 10, 2013; and (4) the Company would use its best efforts to hold an annual general meeting of stockholders as soon as practicable, and the directors nominated for election at the meeting would include three directors not affiliated with Roust Trading, three directors nominated by Roust Trading, and two directors, one not affiliated with Roust Trading and one nominated by Roust Trading, only one of which would be elected by the Company’s stockholders. Notwithstanding the provisions in the Term Sheet related to the election of one of two alternative directors at the annual general meeting, the Company and Roust Trading mutually agreed instead to appoint Judge Joseph Farnan as director of the Company.

Roust Trading also agreed to forbear from exercising any remedies with respect to any event of default under the RTL Notes relating to or arising out of circumstances existing prior to the date of the Term Sheet. Roust Trading was permitted to exercise its remedies and the forbearance automatically terminated upon the earliest to occur of (i) any acceleration of any other indebtedness of the Company, (ii) the maturity of the Company’s Convertible Notes due 2013 or (iii) the occurrence of any other default under the RTL Notes.

In addition, in light of the termination of the Amended Governance Agreement, Roust Trading and the Company agreed to maintain the corporate opportunity provisions that had been included in the Amended Governance Agreement. Consequently, Roust Trading and the Company agreed that the doctrine of corporate opportunity would not apply to Roust Trading, any director nominated by Roust Trading or any affiliate of Roust Trading. If Roust Trading (or an affiliate) acquired knowledge of a potential transaction, agreement, arrangement or other matter that might be an opportunity for the Company, Roust Trading would not (A) have had a duty to communicate or offer such opportunity to the Company and (B) to the fullest extent permitted by law, would not have been liable to the Company or to the Company’s stockholders for breach of any fiduciary or other duty by reason of the fact that Roust Trading or any affiliate, including directors nominated by Roust Trading, pursued or acquired for, or directed such opportunity to itself or another person or did not communicate such opportunity or information to the Company.

Exercise of RTL’s Claimed Put Right Under the Amended Securities Purchase Agreement

On January 29, 2013, Roust Trading sought to exercise its claimed put right under Section 8.13 of the Amended Securities Purchase Agreement. The Company asserted that this put right, and all other provisions in the Amended SPA and all related agreements, had been terminated and could no longer be exercised by Roust Trading. Roust Trading, through its beneficial ownership report filed on Schedule 13D/A, expressed disagreement with the Company’s position. The Company and Roust Trading subsequently entered into a forbearance agreement dated February 6, 2013, pursuant to which the parties agreed that neither would pursue any further action in respect of the put right notice for a period ending April 30, 2013, after which either party could have asserted any and all remedies available to it.

RTL Credit Facility

The Company and Roust Trading entered into a credit facility with an aggregate principal amount of $50 million pursuant to the Term Sheet.

Most of the Company’s subsidiaries were guarantors under the RTL Credit Facility. The RTL Credit Facility benefited from security granted by certain of the Company’s subsidiaries in Russia over inventory of specified brands with an aggregate value of goods in circulation at any time not less than 2,170,000,000 Russian rubles (approximately $70 million) calculated by reference to the balance sheet value of the goods (excluding VAT).

Pursuant to the terms of the RTL Credit Facility, $50 million aggregate principal amount of the RTL Notes was converted on the date of execution of the RTL Credit Facility into a new term loan from Roust Trading to the Company in an aggregate principal amount of $50 million.

The RTL Credit Facility had a final maturity date falling 12 months after the date on which Conversion occurred (the “Final Maturity Date”). Subject to certain conditions, CEDC could have voluntarily prepaid the whole or any part of the RTL Credit Facility by giving not less than 5 business days’ notice to Roust Trading.

The RTL Credit Facility had an interest rate of 3.00% per annum and accrued interest under the RTL Credit Facility was payable by the Company on March 18, 2013, September 18, 2013 and the Final Maturity Date. On the last day of the first interest period under the RTL Credit Facility, the Company was to pay Roust Trading an amount equal to the interest accrued on $50 million of the RTL Notes between September 18, 2012 and the day falling immediately prior to the conversion.

The RTL Credit Facility was terminated on the Effective Date of the Plan.

Sibirsky Credit Facility

One of the Company’s subsidiaries, Sibirsky LVZ, and Russian Standard Bank, an affiliate of Roust Trading, executed a 465 million Russian ruble (approximately $15 million) credit facility. The Sibirsky Credit Facility provided for a commitment of 465 million Russian rubles and had a maturity date of one year with an interest rate fixed at 12% per annum, to be paid quarterly.

The Sibirsky Credit Facility contained common representations and warranties and common undertakings, as well as common negative covenants such as no reorganization of the borrower. The Sibirsky Credit Facility also contained certain events of default linked to the breach of undertakings and covenants, an inability to service debts and insolvency of the borrower with a default interest rate of 30% per annum.

The Sibirsky Credit Facility was secured by certain pledges of inventory, Russian-law suretyship agreements entered into with certain Russian entities and an agreement to allow Russian Standard Bank to debit funds from the borrower’s account.

The Sibirsky Credit Facility has been repaid in full.

Plan Support Agreement

The Company, CEDC FinCo, Roust Trading Limited and certain beneficial owners (the “2016 Steering Committee”) of the $380 million 9.125% senior secured notes and €430 million 8.875% senior secured notes, each due 2016 (the “2016 Notes”), issued by CEDC FinCo entered into a Plan Support Agreement (the “PSA”).

Pursuant to the PSA, each member of the 2016 Steering Committee made, subject to the terms and conditions of the PSA, a binding commitment to support the restructuring transactions described in the Amended and Restated Offering Memorandum, Consent Solicitation Statement and Disclosure Statement, dated March 8, 2013 (the “Offering Memorandum”), filed as an exhibit to a tender offer statement on Schedule TO-I/A on March 8, 2013, as amended and supplemented by Supplement No. 1 to the Offering Memorandum, dated March 18, 2013 (the “Supplement”), filed as an exhibit to the Form 8-K filed on March 19, 2013. Such commitment includes submitting votes in support of the Plan attached as an annex to the Supplement, and not withdrawing such votes, and to deliver consents in the consent solicitation, each as further described in the Offering Memorandum and in the Supplement.

Amended and Restated Securities Purchase Agreement

The Company, Roust Trading Limited and JSC “Russian Alcohol Group”, an indirect wholly-owned subsidiary of the Issuer (“RAG”), entered into a securities purchase agreement (the “RTL Investment Agreement”), pursuant to which Roust Trading agreed to invest $172 million in the Company and terminate the RTL Credit Facility in exchange for common shares issued pursuant to the Plan and constituting at least 85% of the outstanding common stock of the Company immediately following consummation of the Plan. The RTL Investment Agreement was subsequently amended and restated to provide that Roust Trading invest $172 million in the Company, contribute Plan consideration up to $16.9 million for distribution by the Company to its unsecured creditors under the Plan and terminate the RTL Credit Facility in exchange for common shares issued pursuant to the Plan constituting 100% of the outstanding common stock of the Company immediately following consummation of the Plan The RTL Investment Agreement provides for an indemnity by the Company in favor of Roust Trading Limited for third party claims arising out of any breaches of the Issuer’s representations, warranties, or covenants. RAG is jointly and severally liable with the Company with respect to certain payment obligations of the Company thereunder. The RTL Investment Agreement also contains a mutual release of certain claims between the Company and Roust Trading and certain of their related parties.

Item 14.	Principal Accountant Fees and Services.

The audit committee of the board of directors selected and appointed Ernst & Young to serve as the Company’s independent public accountants for the years ending December 31, 2012 and December 31, 2011 to audit the consolidated financial statements of the Company.

Fees Paid to Independent Auditors and Other Information

The following table presents the aggregate amounts billed for audit fees, audit-related fees, tax fees and other fees by Ernst & Young for the fiscal years ended December 31, 2012 and December 31, 2011:

	2012	2011
Audit fees	4,428,000	4,564,000
Audit related fees (1)	—	7,319
Tax fees (2)	18,000	—
All other fees (3)	8,530	4,830
Total fees	$4,454,530	$4,576,149

(1)	Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported under “Audit fees.”
(2)	Tax fees include fees for professional services related to tax compliance, tax advice and tax planning.
(3)	All other fees include fees for professional services rendered in connection with translation services.

During 2012 and 2011, the audit committee pre-approved all audit and permissible non-audit services prior to commencement of services and approved the total fees paid to Ernst & Young. The audit committee determined that the rendering of certain non-audit services by Ernst & Young was compatible with maintaining the auditor’s independence. During 2011 and 2012, the financial audit services were provided by full-time, permanent employees of Ernst & Young.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) The following consolidated financial statements of the Company and report of independent auditors are included in Item 8 of this Annual Report on Form 10-K.

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION
(Registrant)

By:	/S/ GRANT WINTERTON
Grant Winterton
Chief Executive Officer

Date:	June 17, 2013

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Grant Winterton and Ryan Lee, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Roustam Tariko Roustam Tariko	Chairman of the Board	June 17, 2013

/s/Jose Aragon Jose Aragon	Director	June 17, 2013

/s/Joseph Farnan Joseph Farnan	Director	June 17, 2013

/s/N. Scott Fine N. Scott Fine	Lead Director	June 17, 2013

/s/Ryan Lee Ryan Lee	Chief Financial Officer (principal financial and accounting officer)	June 17, 2013

/s/Eberhard von Löhneysen Eberhard von Löhneysen	Director	June 17, 2013

/s/Pavel Merkul Pavel Merkul	Director	June 17, 2013

/s/Alessandro Picchi Alessandro Picchi	Director	June 17, 2013

/s/Grant Winterton Grant Winterton	Chief Executive Officer	June 17, 2013

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference.

Exhibit Number	Exhibit Description

2.1	Amended and Restated Offering Memorandum, Consent Solicitation and Disclosure Statement Soliciting Acceptances of a Prepackaged Plan of Reorganization, dated March 8, 2013 (filed as Exhibit 99.(a)(1)(i) to the Schedule TO-I-A filed with the SEC on March 11, 2013 and incorporated herein by reference).

2.2	Supplement No. 1 to the Amended and Restated Offering Memorandum, Consent Solicitation Statement and Disclosure Statement Soliciting Acceptances of a Prepackaged Plan of Reorganization, dated March 18, 2013 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on March 19, 2013 and incorporated herein by reference).

2.3	Findings of Fact, Conclusions of Law and Order (I) Approving (A) the Disclosure Statement Pursuant to Sections 1125 and 1126(c) of the Bankruptcy Code, (B) the Prepetition Solicitations Procedures, and (C) Forms of Ballots, and (II) Confirming the Second Amended and Restated Joint Prepackaged Chapter 11 Plan of Reorganization of Central European Distribution Corporation, et al. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 11, 2013 and incorporated herein by reference).

2.4	Second Amended and Restated Joint Prepackaged Chapter 11 Plan of Reorganization of Central European Distribution Corporation, et al. (filed as Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC on June 11, 2013 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 11, 2013 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on June 11, 2013 and incorporated herein by reference).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on September 7, 2011 (filed as Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on September 7, 2011 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the 1997 Registration Statement and incorporated herein by reference).

4.2	Base Indenture dated as of March 7, 2008 by and between Central European Distribution Corporation, as Issuer and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.6 to the Annual Report on Form 10-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

4.3	Indenture dated as of December 2, 2009 by and between Central European Distribution Corporation, CEDC Finance Corporation International, Inc., as Issuer and Deutsche Trustee Company Limited, as Trustee (including the respective forms of the $380,000,000 9.125% Senior Secured Note and the €380,000,000 8.875% Senior Secured Note, each due December 1, 2016) (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 3, 2009 and incorporated herein by reference).

4.4(a)	First Supplemental Indenture dated December 29, 2009 by and among Bravo Premium LLC, JSC Distillery Topaz, JSC “Russian Alcohol Group,” Latchey Limited, Limited Liability Company “The Trading House Russian Alcohol,” Lion/Rally Cayman 6, Lion/Rally Lux 1 S.A., Lion/Rally Lux 2 S.àr.l., Lion/Rally Lux 3 S.àr.l., Mid-Russian Distilleries, OOO First Tula Distillery, OOO Glavspirttirest, Pasalba Limited, Premium Distributors sp. z o.o., Sibirsky LVZ, as Additional Guarantors, CEDC Finance Corporation International, Inc., as Issuer, the entities listed on Schedule I thereto, as the existing Guarantors, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Polish Security Agent and TMF Trustee Limited, as Security Agent (filed as Exhibit 4.26 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

4.4(b)	Second Supplemental Indenture dated December 8, 2010 by and among CEDC Finance Corporation International, Inc., as Issuer, Central European Distribution Corporation and the entities listed on Schedule I thereto, as Guarantors, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Polish Security Agent and TMF Trustee Limited, as Security Agent (filed as Exhibit 4.22 to the Annual Report on Form 10-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

4.5	Rights Agreement dated September 6, 2011 between Central European Distribution Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2011 and incorporated herein by reference).

4.6	Amended and Restated Registration Rights Agreement, dated July 9, 2012, by and among Central European Distribution Corporation and Roust Trading Ltd. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

4.7	Indenture for the Senior Secured Notes due 2018, dated June 5, 2013, by and among, CEDC Finance Corporation International, Inc., Central European Distribution Corporation, Bols Hungary Kft., Bravo Premium LLC, CEDC Finance Corporation, LLC, CEDC International Sp. z o.o., Jelegat Holdings Limited, JSC “Distillery Topaz”, JSC “Russian Alcohol Group”, Latchey Limited, LLC “The Trading House Russian Alcohol”, Lion/Rally Lux 1 S.A., Lion/Rally Lux 2 S.à.r.l., Lion/Rally Lux 3 S.à.r.l., Mid-Russian Distilleries, OOO “First Tula Distilleries”, OOO “Glavspirttirest”, Pasalba Limited, PWW Sp. z.o.o., ZAO Sibirsky LVZ, U.S. Bank National Association, Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch, and TMF Trustee Limited (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 11, 2013 and incorporated herein by reference).

4.8	Indenture for the 10% Convertible Junior Secured Notes due 2018, dated June 5, 2013, by and among, CEDC Finance Corporation International, Inc., Central European Distribution Corporation, Bols Hungary Kft., Bravo Premium LLC, CEDC Finance Corporation, LLC, CEDC International Sp. z o.o., Jelegat Holdings Limited, JSC “Distillery Topaz”, JSC “Russian Alcohol Group”, Latchey Limited, LLC “The Trading House Russian Alcohol”, Lion/Rally Lux 1 S.A., Lion/Rally Lux 2 S.à.r.l., Lion/Rally Lux 3 S.à.r.l., Mid-Russian Distilleries, OOO “First Tula Distilleries”, OOO “Glavspirttirest”, Pasalba Limited, PWW Sp. z.o.o., ZAO Sibirsky LVZ, U.S. Bank National Association, Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch, and TMF Trustee Limited (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 11, 2013 and incorporated herein by reference).

10.1	Loan Agreement dated December 2, 2009 by and between CEDC Finance Corporation International, Inc., as Lender and Carey Agri International—Poland Sp. z o.o., as Borrower (filed as Exhibit 10.53 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.2	Loan Agreement dated December 2, 2009 by and between CEDC Finance Corporation International, Inc., as Lender and Jelegat Holdings Limited, as Borrower (filed as Exhibit 10.54 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.3	On-Loan Facility Agreement dated December 1, 2009 by and between Jelegat Holdings Limited, as Lender, and Joint Stock Company “Distillery Topaz,” OOO “First Tula Distillery,” Bravo Premium LLC, Limited Liability Company “The Trading House Russian Alcohol,” Joint Stock Company “Russian Alcohol Group,” ZAO “Sibersky LVZ,” and Closed Joint Stock Company “Mid Russian Distilleries,” as Borrowers (filed as Exhibit 10.55 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.4	Form of Restricted Stock Award Agreement under 2007 Stock Incentive Plan (filed as Exhibit 10.56 to the Annual Report on Form 10-K/A filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.5	Form of Restricted Stock Award Agreement under 2007 Stock Incentive Plan (filed as Exhibit 10.56 to the Annual Report on Form 10-K filed with the SEC on March 1, 2010 and incorporated herein by reference).

10.6(a)	Term and Overdraft Facilities Agreement dated December 17, 2010 among Central European Distribution Corporation, as Original Guarantor, CEDC International sp. z o.o., Przedsiebiorstwo “Polmos” Bialystok S.A. and PWW sp. z o.o., as Borrowers, Bank Handlowy w Warszawie S.A., as Agent, Original Lender and Security Agent, and Bank Zachodni WBK S.A., as Original Lender (filed as Exhibit 10.54 to the Annual Report on Form 10-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.6(b)	Letter Agreement dated February 28, 2011 among Central European Distribution Corporation, CEDC International sp. z o.o., Przedsiebiorstwo “Polmos” Bialystok S.A. and PWW sp. z o.o., the additional guarantors party thereto, Bank Handlowy w Warszawie S.A. and Bank Zachodni WBK S.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.6(c)	Amendment Agreement to the PLN 330,000,000 Term and Overdraft Facilities Agreement, dated April 21, 2011, among Central European Distribution Corporation, CEDC International sp. z o.o., Przedsiebiorstwo “Polmos” Bialystok S.A., PWW sp. z o.o., Bank Handlowy w Warszawie S.A. and Bank Zachodni WBK S.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 27, 2011 and incorporated herein by reference).

10.7	Loan Agreement dated December 9, 2010 by and between CEDC Finance Corporation International, Inc., as Lender and CEDC International—Poland Sp. z o.o., as Borrower (filed as Exhibit 10.55 to the Annual Report on Form 10-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.8	First Amendment to Loan Agreement dated December 21, 2010 by and between CEDC Finance Corporation International, Inc., as Lender and CEDC International—Poland Sp. z o.o., as Borrower (filed as Exhibit 10.56 to the Annual Report on Form 10-K filed with the SEC on March 1, 2011 and incorporated herein by reference).

10.9	Amended and Restated Employment Agreement dated October 13, 2011 by and between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

10.10	Amended and Restated Employment Agreement dated October 13, 2011 by and between Central European Distribution Corporation and Christopher Biedermann (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

10.11	Amended and Restated Employment Agreement dated October 13, 2011 by and between Central European Distribution Corporation and Evangelos Evangelou (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

10.12	Amended and Restated Employment Agreement, dated October 13, 2011, by and between Central European Distribution Corporation and James Archbold (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by reference).

10.13	Amended and Restated Executive Bonus Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 25, 2011 and incorporated herein by reference).

10.14	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 30, 2011 and incorporated herein by reference).

10.15(a)	Amended and Restated Securities Purchase Agreement, dated July 9, 2012 by and among Central European Distribution Corporation and Roust Trading Ltd. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

10.15(b)	Amended and Restated Governance Agreement, dated July 9, 2012 by and among Central European Distribution Corporation and Roust Trading Ltd. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

10.15(c)	Amended and Restated Voting Agreement, dated July 9, 2012, by and among Central European Distribution Corporation and Roust Trading Ltd. (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on July 11, 2012 and incorporated herein by reference).

10.16	Transition Agreement dated July 9, 2012 between Central European Distribution Corporation and William V. Carey (filed as Exhibit 10.64 to the Quarterly Report on Form 10-Q/A filed with the SEC on November 19, 2012 and incorporated herein be reference).

10.17	Employment Agreement dated July 9, 2012 between Central European Distribution Corporation and David Bailey (filed as Exhibit 10.65 to the Quarterly Report on Form 10-Q filed with the SEC on November 19, 2012 and incorporated herein by reference).

10.18	Separation Agreement dated September 14, 2012 between Central European Distribution Corporation and Christopher Biedermann (filed as Exhibit 10.66 to the Quarterly Report on Form 10-Q filed with the SEC on November 19, 2012 and incorporated herein by reference).

10.19	Corporate Governance Framework approved by the board of directors of Central European Distribution Corporation on September 13, 2012 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on September 18, 2012 and incorporated herein by reference).

10.20	Interim Employment Agreement entered into as of September 14, 2012 between Central European Distribution Corporation and Bartosz Kolacinski (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 9, 2012 and incorporated herein by reference).

10.21	Binding Term Sheet dated December 28, 2012 by and among Central European Distribution Corporation and Roust Trading Ltd. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 28, 2012 and incorporated herein by reference).

10.22	Forbearance Agreement dated February 6, 2013 by and between Roust Trading and Central European Distribution Corporation (filed as Exhibit 99.35 to the Schedule 13D/A filed with the SEC on February 7, 2013 and incorporated herein by reference).

10.23	Employment Agreement entered into as of January 10, 2013 between Central European Distribution Corporation and Grant Winterton (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2012 and incorporated herein by reference).

10.24*	Employment Agreement entered into as of January 22, 2013 between Central European Distribution Corporation and Ryan Lee.

10.25	Amended and Restated Securities Purchase Agreement dated April 26, 2013 by and between Central European Distribution Corporation, Roust Trading Ltd. and JSC “Russian Alcohol Group” (filed as Exhibit 99.46 to the Schedule 13D/A filed with the SEC on April 29, 2013 and incorporated herein by reference)

10.26	Plan Support Agreement dated March 25, 2013 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 26, 2013).

10.27*	USD50,000,000 Facility Agreement dated March 1, 2013 between Central European Distribution Corporation and Roust Trading Ltd.

21.*	Subsidiaries of the Company.

24.*	Power of Attorney (contained on signature page).

31.1*	Rule 13a-14(a) Certification of the CEO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the CFO in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from Central European Distribution Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.