Form 10-Q
period 2013-03-31
CENTRAL EUROPEAN DISTRIBUTION CORP
filed 2013-06-28
CIK 1046880

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of each class of the issuer’s common stock as of June 5, 2013: Common Stock ($0.01 par value) 10,000.

INDEX

		PAGE

	PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and as of December 31, 2012	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three month periods ended March 31, 2013 and March 31, 2012	4

	Condensed Consolidated Statements of Cash Flow (unaudited) for the three month periods ended March 31, 2013 and March 31, 2012	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

	1. Organization and Significant Accounting Policies	6
	2. Sale of accounts receivable	8
	3. Inventories	9
	4. Borrowings	9
	5. Income Taxes	13
	6. Commitments and contingent liabilities	13
	7. Stock Option Plans and Warrants	15
	8. Comprehensive income / (loss)	15
	9. Related party transactions	15
	10. Interest income / (expense), net	16
	11. Other financial income / (expense), net	16
	12. Other non-operating income / (expense), net	17
	13. Earnings/(loss) per share	17
	14. Fair value measurements	17
	15. Effects of foreign currency movements	18
	16. Operating segments	19
	17. Subsequent events	20
	18. Recently issued accounting pronouncements	20

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4	Controls and Procedures	33

	PART II OTHER INFORMATION	33

Item 1	Legal Proceedings	33

Item 1A	Risk Factors	33

Item 6	Exhibits	34

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

All amounts are expressed in thousands

(except share information)

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$44,012	$84,729
Accounts receivable, net of allowance for doubtful accounts at March 31, 2013 of $18,159 and at December 31, 2012 of $25,250	201,614	352,089
Inventories	152,113	174,714
Prepaid expenses	18,988	18,099
Income taxes receivable	12,637	13,828
Other current assets	101,583	92,421
Deferred income taxes	1,092	2,298
Debt issuance costs	12,673	13,645

Total Current Assets	544,712	751,823
Intangible assets, net	441,469	454,563
Goodwill	374,434	388,385
Property, plant and equipment	163,456	169,744
Deferred income taxes	3,035	3,037

Total Non-Current Assets	982,394	1,015,729

Total Assets	$1,527,106	$1,767,552

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$80,985	$126,489
Bank loans and overdraft facilities	81,463	130,655
Obligations under RTL Credit Facility	50,000	0
Obligations under Convertible Senior Notes	257,858	256,922
Obligations under Senior Secured Notes	928,658	944,499
Obligations under RTL Notes	20,000	70,000
Deferred income taxes	2,998	4,907
Income taxes payable	4,755	10,039
Taxes other than income taxes	91,108	197,135
Other accrued liabilities	128,757	88,573
Current portions of obligations under capital leases	810	729

Total Current Liabilities	1,647,392	1,829,948
Long-term obligations under capital leases	519	499
Long-term accruals	665	700
Long-term income taxes payable	9,194	9,837
Deferred income taxes	92,559	94,034
Commitments and contingent liabilities (Note 6)

Total Long-Term Liabilities	102,937	105,070
Temporary equity	29,443	29,443
Stockholders’ Equity
Common Stock ($0.01 par value, 120,000,000 shares authorized, 76,107,506 and 76,047,506 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	761	760
Preferred Stock ($0.01 par value, 1,000,000 shares authorized, none issued and outstanding)	0	0
Additional paid-in-capital	1,372,670	1,372,378
Accumulated deficit	(1,663,679)	(1,584,222)
Accumulated other comprehensive income	37,732	14,325
Less Treasury Stock at cost (246,037 shares at March 31, 2013 and December 31, 2012)	(150)	(150)

Total Stockholders’ Equity	(252,666)	(196,909)

Total Liabilities and Equity	$1,527,106	$1,767,552

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

All amounts are expressed in thousands

(except per share information)

	Three months ended March 31,
	2013	2012

Sales	$328,073	$321,756
Excise taxes	(171,826)	(175,767)
Net sales	156,247	145,989
Cost of goods sold	88,374	90,874

Gross profit	67,873	55,115

Operating expenses	74,468	58,934

Operating loss	(6,595)	(3,819)

Non operating income / (expense), net
Interest income / (expense), net	(28,134)	(26,302)
Other financial income / (expense), net	(37,553)	97,588
Other non operating income / (expense), net	(4,108)	(2,598)

Income / (loss) before income taxes and equity in net losses from unconsolidated investments	(76,390)	64,869

Income tax expense	(3,066)	(4,685)

Net income / (loss) attributable to the company	(79,456)	60,184

Net income / (loss) from operations per share of common stock, basic	$(0.97)	$0.83
Net income / (loss) from operations per share of common stock, diluted	$(0.97)	$0.82

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	23,406	22,524

Comprehensive income / (loss) attributable to the company	$(56,050)	$82,708

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

All amounts are expressed in thousands

	Three months ended March 31,
	2013	2012
Cash flows from operating activities
Net income / (loss)	$(79,456)	$60,184
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,526	4,815
Deferred income taxes	719	1,488
Unrealized foreign exchange losses/(gains)	34,726	(98,006)
Stock options fair value expense	293	864
Other non cash items	2,102	221
Changes in operating assets and liabilities:
Accounts receivable	138,026	226,070
Inventories	18,534	8,413
Prepayments and other current assets	(15,932)	(2,318)
Trade accounts payable	(41,642)	(89,358)
Other accrued liabilities and payables (including taxes)	(52,069)	(88,607)

Net cash provided by operating activities	9,827	23,766

Cash flows from investing activities
Purchase of fixed assets	(2,814)	(1,329)
Proceeds from the disposal of fixed assets	302	127

Net cash used in investing activities	(2,512)	(1,202)

Cash flows from financing activities
Borrowings on bank loans and overdraft facility	30,628	8,594
Payment of bank loans, overdraft facility and other borrowings	(77,686)	(26,872)
Decrease in short term capital leases payable	163	90

Net cash used in financing activities	(46,895)	(18,188)

Currency effect on brought forward cash balances	(1,137)	9,012
Net increase / (decrease) in cash	(40,717)	13,388
Cash and cash equivalents at beginning of period	84,729	94,410

Cash and cash equivalents at end of period	$44,012	$107,798

The accompanying notes are an integral part of the condensed consolidated financial statements.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in tables expressed in thousands, except share and per share information

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and description of business

Central European Distribution Corporation (“CEDC”), a Delaware corporation incorporated on September 4, 1997, and its subsidiaries (collectively referred to as “we,” “us,” “our,” or the “Company”) operate primarily in the alcohol beverage industry. We are one of the largest producers of vodka in the world and are Central and Eastern Europe’s largest integrated spirit beverages business, measured by total volume, with approximately 29.9 million nine-liter cases produced and distributed in 2012. Our business primarily involves the production and sale of our own spirit brands (principally vodka), and the importation on an exclusive basis of a wide variety of spirits, wines and beers. Our primary operations are conducted in Poland, Russia, Ukraine and Hungary. We have six operational manufacturing facilities located in Poland and Russia.

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

Liquidity

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As discussed in the Annual Report on Form 10-K for the year ended December 31, 2012 filed on June 18, 2013 with the U.S. Securities and Exchange Commission (the “SEC”), on March 15, 2013, the Company failed to pay $257.9 million principal due on the 2013 Convertible Senior Notes (the “CSN”). The CSN were governed by an Indenture (the “CSN Indenture”) dated March 7, 2008 between the Company and The Bank of New York, as Trustee, as amended and supplemented by the first Supplemental Indenture dated March 7, 2008. Under the terms of the CSN Indenture, the failure to pay principal when due constituted an Event of Default.

Under the Indenture (the “SSN Indenture”) governing CEDC Finance Corporation International Inc.’s 2016 Senior Secured Notes (the “SSN”), the failure to pay principal when due on the CSN constituted an Event of Default under the SSN Indenture.

As described in Note 4 “Borrowings”, on March 18, 2013, the Company failed to pay $20.0 million due under the $20 million principal amount of Notes issued by CEDC to RTL (the “RTL Notes”).

Following the effectiveness of the Plan of Reorganization, as described in the Annual Report on Form 10-K for the year ended December 31, 2012, all amounts due by the Company under the CSN, the SSN, the RTL Notes and also $50.0 million of secured credit facility provided by RTL to CEDC pursuant to facility agreement dated March 1, 2013 (the “RTL Credit Facility”) were cancelled and are no longer outstanding. The Company issued new debt instruments in connection with the Plan, comprising (i) $465 million principal amount of new Senior Secured Notes due 2018 and (ii) $200 million principal amount of Junior Secured Notes due 2018.

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

The Company believes that this successful restructuring improved its financial strength and flexibility and will enable it to focus on maximizing the value of its strong brands and market position. The Chapter 11 Cases and the Plan of Reorganization which were approved by the Bankruptcy Court, eliminated approximately $665.2 million in debt from the Company’s balance sheet. The Plan of Reorganization did not involve the Company’s operating subsidiaries in Poland, Russia, Ukraine or Hungary and had no impact on their business operations. Operations in these countries are independently funded and continued to generate revenue during this process. Under the Plan of Reorganization, obligations to employees, vendors, credit support providers and government authorities were not affected and were honored in the ordinary course without interruption.

Background to Chapter 11 Filing

Prior to filing, the Chapter 11 cases the management of the Company, in consultation with the Board of Directors and with the assistance of financial and legal advisors, reviewed the Company’s alternatives in light of its financial obligations, in particular the CSN. The Board and the management of the Company evaluated various alternatives and the Company and its advisors worked to further develop those alternatives to address the maturity of the CSN, including a strategic alliance with Mr. Roustam Tariko other possible strategic investments, the sale of certain assets and an exchange the CSN.

Following this work and in light of the impending maturity of the CSN, on February 25, 2013, the Company launched (i) exchange offers in respect of its CSN and the SSN, (ii) a solicitation of consents to amendments to the SSN Indenture, and (iii) a solicitation of votes on a pre-packaged Chapter 11 Plan of Reorganization relating to the CSN and the SSN. These transactions were launched by the Company to begin a process of consensual restructuring of the Company’s obligations with the participation of Roust Trading Limited (“RTL”), an entity controlled by Mr. Roustam Tariko, the 2016 Steering Committee and the 2013 Steering Committee; however none of RTL, the 2016 Steering Committee or the 2013 Steering Committee supported these transactions as launched by the Company. Following the launch of these transactions on February 25, 2013, these stakeholders continued to negotiate the terms of a mutually agreeable restructuring of the Company’s obligations.

On March 11, 2013, the Company announced amended terms to these exchange offers, consent and vote solicitations to reflect terms agreed to and supported by the Company, RTL and the 2016 Steering Committee (the “Plan of Reorganization”). Thereafter, on March 19, 2013, the Company announced the termination of its exchange offer in respect of the CSN and continued to solicit votes from the holders of the CSN and the SSN on the Plan of Reorganization on the amended terms. After extensive discussion with representatives of RTL, the 2016 Steering Committee and the 2013 Steering Committee and deliberation regarding the Company’s alternatives, the Board resolved unanimously to support the Plan of Reorganization.

Voting on the Plan of Reorganization closed on April 4, 2013. According to the official vote tabulation prepared by CEDC’s voting and information agent, impaired creditors voted overwhelmingly to accept the Plan of Reorganization. Specifically, approximately 95% of all CSN were voted. The Plan of Reorganization was accepted by 99.13% in number and 99.00% in amount of those CSN that were voted on the Plan of Reorganization. Approximately 95% of all SSN were voted, and of those, 97.26% in number and 97.34% in amount voted to accept the Plan of Reorganization.

On April 7, 2013, CEDC announced that the Debtors had received overwhelming support from creditors for the Plan of Reorganization and the CEDC Board of Directors resolved to implement the exchange offers through the prepackaged Plan of Reorganization. Accordingly, the Company filed the Chapter 11 Cases in the Bankruptcy Court in order to effectuate the Plan of Reorganization.

CEDC and CEDC Finance Corporation International, Inc. also announced the successful completion of the consent solicitation conducted with respect to the indenture governing the SSN, as the requisite consents were obtained to approve the amendments to covenants, and to release collateral and guarantees for the SSN. Approximately 95% of the SSN by principal amount voted to approve those waivers and amendments.

Finally, CEDC and CEDC Finance Corporation International, Inc. announced the termination of the exchange offer for the SSN. The exchange offer failed to meet the minimum tender condition necessary for the consummation of the offer.

On May 13, 2013, the Bankruptcy Court entered an order confirming the Plan. The Effective Date of the Plan was June 5, 2013.

Description of the Plan of Reorganization

The Plan of Reorganization included the following:

•

RTL made a $172.0 million cash investment and exchanged the $50.0 million RTL Credit Facility for new shares of common stock of the Company, with the proceeds of $172.0 million used to fund the cash consideration in the exchange offer for SSN described below;

•

all SSN representing approximately $982.2 million, including interest, were exchanged for (i) New Secured Notes in aggregate principal amount equal to $465 million (ii) New Convertible Secured Notes in aggregate principal amount equal to $200.0 million and (iii) $172 million in cash;

•

all CSN and the $20.0 million aggregate principal amount of RTL Notes were exchanged for their pro rata share (based upon the approximate $282.0 million sum of aggregate principal amount of CSN and the RTL Notes outstanding and accrued interest calculated through March 15, 2013) of $16.9 million in cash, which was also funded by RTL; and

•

in exchange for the RTL Investment and funding the cash distribution to 2013 Noteholders, RTL and its affiliates received new shares of common stock of the Company representing 100% of reorganized CEDC. All of the Company’s shares of common stock outstanding prior to the Effective Date of the Plan were cancelled.

In addition, RTL made an offer (i) outside the United States in “offshore transactions” in compliance with Regulation S under the Securities Act of 1933; and (ii) to ”accredited investors” to exchange, subject to certain conditions, CSN not held by RTL in exchange for an aggregate of $25.0 million in cash (the “Cash Payment”) and securities offered by RTL (the “RTL Offer Notes”). Each accepting holder assigned to RTL all of its rights under such CSN, including the right to its distribution under the Plan of Reorganization included in the amended terms.

Holders of CSN that did not participate in the RTL Offer received their proportionate share of $16.9 million in cash under the Plan of Reorganization (shared with the RTL Notes). Holders of CSN that participated in the RTL Offer did not receive a distribution from CEDC or its U.S. subsidiaries under the Plan of Reorganization.

Basis of presentation

These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

CEDC’s subsidiaries maintain their books of account and prepare their statutory financial statements in their respective local currencies. The subsidiaries’ financial statements have been adjusted to reflect U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and comprehensive income and cash flows for the interim periods presented have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on June 18, 2013.

In interim periods, costs and expenses other than product costs are charged to income as incurred, or are allocated among interim periods based on an estimate of time expired, benefit received or activity associated with the periods. Income taxes are recognized using an estimated annual effective tax rate adjusted for tax amendments related to prior years and changes in estimates.

2	SALE OF ACCOUNTS RECEIVABLE

As of March 31, 2013 the Company was a party of the following Factoring Arrangements:

•	The agreement with ING Commercial Finance Polska (ING Polska) signed in June 2011. There is no financing limit in this agreement.

•	The agreement with Bank Handlowy w Warszawie Spółka Akcyjna (Bank Handlowy) signed in January 2012. There is no financing limit in this agreement.

•	The agreement with Bank Zachodni WBK S.A signed in August 2012. There is no financing limit in this agreement.

•	The agreement with RBS Bank signed in January 2013. There is no financing limit in this agreement.

•	The agreement with RBS Bank for the sale up to 60 million Polish zlotys signed in March 2013.

•	The agreement with ING Polska signed in February 2013. There is no financing limit in this agreement.

In addition, in the first quarter 2013 the Company was a party of the agreement with ING Polska signed in February 2011 for the sale up to 290.0 million Polish zlotys. The limit was finally reduced to 170 million Polish zloty. The agreement expired at the end of February 2013. Following the expiration of this factoring agreement, the Company signed a new factoring agreement with ING Polska in February 2013. As of March 31, 2013 there was no outstanding balance in relation to the expired agreement.

All of the above factoring arrangements, except for the agreement with ING Polska signed in February 2011, are factoring agreements without recourse. The Company has no continuing involvement with the sold no-recourse factoring.

For the three months ended March 31, 2013 and 2012, the Company sold receivables in the amount of 375.4 and 359.7 million Polish zlotys, respectively ($119.3 and $111.5 million), respectively and recognized a loss on the sale in the statement of operations and comprehensive income in the amount of 3.2 and 3.6 million Polish zlotys ($1.0 and $1.1 million), respectively. As of March 31, 2013, there was no balance of financing obtained through factoring. As of March 31, 2013, the Company did not use financing through factoring with recourse.

As of March 31, 2012 the Company was a party of the following Factoring Arrangements:

•	The agreement with ING Polska signed in February 2011 for the sale up to 290.0 million Polish zlotys. As of March 31, 2012 the limit was reduced to 220 million Polish zloty.

•	The agreement with ING Polska signed in June 2011. There is no financing limit in this agreement.

•	The agreement with Bank Handlowy signed in January 2012. There is no financing limit in this agreement.

All of the factoring arrangements existing as of March 31, 2012, except for the agreement with ING Polska signed in February 2011, were factoring agreements without recourse. The Company has no continuing involvement with the sold no-recourse factoring.

As of December 31, 2012 the Company was a party of the following Factoring Arrangements:

•	The agreement with ING Commercial Finance Polska (ING Polska) signed in February 2011 for the sale up to 290.0 million Polish zlotys. The limit was finally reduced to 170 million Polish zloty.

•	The agreement with ING Commercial Finance Polska (ING Polska) signed in June 2011. There is no financing limit in this agreement.

•	The agreement with Bank Handlowy signed in January 2012. There is no financing limit in this agreement.

•	The agreement with Bank Zachodni WBK S.A signed in August 2012. There is no financing limit in this agreement.

All of the factoring arrangements existing as of December 31, 2012, except for the agreement with ING Polska signed in February 2011, are factoring agreements without recourse. The Company has no continuing involvement with the sold no-recourse factoring.

As of December 31, 2012, the total balance of financing obtained through factoring amounted to 126.1 million Polish zlotys (approximately $40.7 million). As of December 31, 2012 the liabilities from factoring with recourse amounted to $8.6 million Polish zlotys ($2.8 million) and were included in the short term bank loans in the balance sheet. Corresponding receivables from factoring with recourse were presented under accounts receivable in the balance sheet.

3.	INVENTORIES

The following table summarizes our inventories:

	March 31, 2013	December 31, 2012
Raw materials and supplies	$23,934	$19,598
In-process inventories	8,011	5,039
Finished goods and goods for resale	122,283	152,973
Reserve for stock obsolescence	(2,115)	(2,896)

Total	$152,113	$174,714

Because of the nature of the products supplied by the Company, great attention is paid to inventory rotations. The number of days in inventory increased from approximately 45 days as of December 31, 2012 to approximately 53 days as of March 31, 2013. As a comparison, the number of days in inventory as of March 31, 2012 amounted to 41 days. Increase in inventory days in 2013 resulted primarily from general decline in Russian alcohol market.

4.	BORROWINGS

Bank Loans and Overdraft Facilities

As of March 31, 2013, the Company had outstanding liability of € 30.4 million ($39.0 million) from the term loans from Alfa-Bank, Bank Zenit and Raiffeisenbank drawn by Whitehall:

•

The loan agreement with Alfa-Bank, dated July 22, 2008, matures on October 18, 2014. The credit limit under this agreement is €20.0 million ($25.6 million). This loans has financial covenants that need to be met. The loan as of March 31, 2013 consists of sixteen open tranches released between October 12, 2012 and February 28, 2013, and are repayable between April 12, 2013 and October 28, 2013. As of March 31, 2013, the Company had outstanding liability of €19 million ($24.4 million) from this term loan. Further repayments were made after the balance sheet date. Only a quarter of the limit is currently utilized.

•

The loan agreement with Bank Zenit, dated August 16, 2012, matures on April 25, 2014. The credit limit under this agreement is €10.0 million ($12.8 million). This loan has financial covenants that need to be met. The loan as of March 31, 2013 consists of three open tranches released between January 28, 2013 and March 11, 2013, and are repayable between October 25, 2013 and March 7, 2014. As of March 31, 2013, the Company had outstanding liability of €6.4 million ($8.2 million) from this term loan. Further repayments were made after the balance sheet date. Only a half of the limit is currently utilized.

•

The loan agreement with Raiffeisenbank, dated October 26, 2012, matures on September 30, 2013. The credit limit under this agreement is €5.0 million ($6.4 million). This loan has financial covenants that need to be met. The loan as of March 31, 2013 consists of four open tranches released between October 29, 2012 and November 20, 2012, and are repayable on September 30, 2013. As of March 31, 2013, the Company had outstanding liability of €5.0 million ($6.4 million) from this term loan.

The aforementioned loans drawn by Whitehall are guaranteed by Whitehall companies. The loan agreement with Alfa-Bank and with Bank Zenit are secured by the Whitehall’s inventory.

As of March 31, 2013, the Company had outstanding term loans including accrued interest of 1,251 million Russian rubles ($40.3 million) from Grand Invest Bank, Sberbank and Russian Standard bank drawn by Russian Alcohol Group.

•

The loan agreement with Grand Invest Bank, dated November 25, 2011, matures on November 23, 2013. As of March 31, 2013, the Company has outstanding liability of 110 million Russian rubles ($3.5 million) from this term loan. This loan has the turnover clauses that need to be met. It was fully repaid after the balance sheet date.

•

The second loan agreement with Grand Invest Bank, dated December 19, 2012, matures on November 22, 2013. As of March 31, 2013, the Company has outstanding liability of 150 million Russian rubles ($4.9 million) from this term loan. This loan has the turnover clauses that need to be met. It was fully repaid after the balance sheet date.

•

The loan agreement with Sberbank dated November 23, 2012, matures on November 22, 2013. As of March 31, 2013 outstanding debt is 520 (521.4 including accrued interest) million Russian rubles ($16.8 million). This loan is secured by equipment, inventory and pledge on real estate. This loan has turnover clauses and financial covenants that need to be met.

•

The related party loan agreement with Russian Standard Bank dated February 27, 2013, matures on February 27, 2014. As of March 31, 2013 outstanding debt is 465 (469.7 including accrued interest) million Russian rubles ($15.1 million). This loan is secured by pledge of rights of claims. There are no financial covenants related to this loan.

As of March 31, 2013, Bols Hungary had an overdraft facility dated August 2, 2012, maturing on August 1, 2013. The credit limit under this agreement is 500 million Hungarian forint ($2.1 million). As of March 31, 2013, the loan was utilized in the amount 350.1 million Hungarian forint ($1.5 million). The loan is secured by inventory and receivables.

Bank loans and overdraft facilities include $0.8 million of interest on RTL Credit facility. Refer to Note 9 “Related Party Transactions”.

Following loan agreements were closed during the quarter ended March 31, 2013:

•	Loan agreements with Alfa Bank - in the amount of 724 million Russian rubles ($23.3 million) repaid together with all interest accrued;

•	Loan agreement with Moscow Credit Bank - in the amount of 900 million Russian rubles (29.0 million) repaid together with all interest accrued;

•	Overdraft facility with Nomos-Bank;

•	Overdraft facility with Sberbank.

Convertible Senior Notes (the “CSN”)

On March 7, 2008, the Company completed the issuance of $310 million aggregate principal amount of 3% Convertible Senior Notes due 2013 with an interest due semi-annually on the 15th of March and September, beginning on September 15, 2008. The CSN were to be convertible in certain circumstances into cash and, if applicable, shares of our common stock, based on an initial conversion rate of 14.7113 shares per $1,000 principal amount, subject to certain adjustments. The proceeds from the CSN were used to fund the cash portions of the acquisition of Copecresto Enterprises Limited and Whitehall.

In the period from May 2012 to March 2013, the Company repurchased $52.1 million principal amount of CSN in six tranches for $50.2 million.

The maturity period of the CSN was on March 15, 2013. On that day the Company failed to pay $257.9 million principal due on the CSN and accrued interest of $4.2 million related to these Notes.

Total obligations under the CSN are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	March 31, 2013	December 31, 2012

Convertible Senior Notes (CSN)	$257,858	$257,858
Unamortized debt discount	0	(148)
Debt discount related to ASC 470-20	0	(788)

Total	$257,858	$256,922

The fair value of the CSN as of March 31, 2013 and as of December 31, 2012 was $58.0 million and $138.1 million, respectively.

The ASC Topic 470-20 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability ($290.3 million as of the date of the issuance of the CSN) and equity components ($19.7 million as of the date of the issuance of the CSN) of the instrument. The debt component was recognized at the present value of its cash flows discounted using a 4.5% discount rate, our borrowing rate at the date of the issuance of the CSN for a similar debt instrument without the conversion feature. The equity component, recorded as additional paid-in capital, was $12.8 million, which represents the difference between the proceeds from the issuance of the CSN and the fair value of the liability, net of deferred taxes of $6.9 million as of the date of the issuance of the CSN. ASC Topic 470-20 also requires an accretion of the resultant debt discount over the expected life of the CSN, which was March 7, 2008 to March 15, 2013. For the period ended March 31, 2013 and March 31, 2012 the additional pre-tax non-cash interest expense recognized in the consolidated statement of operations was $0.8 million and $1.1 million, respectively. Accumulated amortization related to the debt discount was $19.7 million and $18.9 million as of March 31, 2013 and December 31, 2012, respectively.

Under the terms of the CSN Indenture, the failure to pay principal when done constituted an Event of Default. The Company addressed the default under CSN through the Plan of Reorganization as described in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on June 18, 2013. Effective June 5, 2013, the outstanding balance of CSN was cancelled.

Senior Secured Notes (the “SSN”)

On December 2, 2009, the Company issued $380 million 9.125% Senior Secured Notes due 2016 and €380 million ($487.1 million) 8.875% Senior Secured Notes due 2016 in an unregistered offering to institutional investors. The Company used a portion of the net proceeds from the SSN to redeem the Company’s outstanding 2012 Notes, having an aggregate principal amount of €245.4 million ($314.6 million) on January 4, 2010. The remainder of the net proceeds from the SSN was used to (i) purchase Lion Capital’s remaining equity interest in Russian Alcohol Group by exercising the Lion Option and the Co-Investor Option, pursuant to the terms and conditions of the Lion Option Agreement and the Co-Investor Option Agreement, respectively (ii) repay all amounts outstanding under Russian Alcohol Group credit facilities; and (iii) repay certain other indebtedness.

On December 9, 2010, the Company issued an additional €50.0 million ($64.1 million) 8.875% Senior Secured Notes due 2016 in an unregistered offering to institutional investors. The Company used the net proceeds from the additional 2016 Notes to repay its term loans and overdraft facilities with Bank Handlowy w Warszawie S.A and Bank Zachodni WBK S.A.

As of March 31, 2013 and December 31, 2012 the Company had accrued interest of $27.9 million and $7.1 million respectively, related to the SSN, with the next coupon due for payment on June 1, 2013, that was not paid.

The failure to pay principal when due on the CSN constituted an Event of Default under the SSN Indenture. Under the 2016 SSN Indenture, if an Event of Default occurs and is continuing, then the Trustee or holders of not less than 25% of the aggregate principal amount of the outstanding 9.125% Senior Secured Notes due 2016 and 8.875% Senior Secured Notes due 2016 may, declare the principal plus any accrued and unpaid interest on the SSN to be immediately due and payable. The default on CSN caused the SSN to become callable on demand. The Company addressed the default under SSN through the Plan of Reorganization as described in our Annual Report on Form 10-K for the year December 31, 2012 filed with the SEC on June 18, 2013. Effective June 5, 2013, all SSN were cancelled.

Total obligations under the SSN are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	March 31, 2013	December 31, 2012

Senior Secured Notes due 2016 (SSN)	$931,174	$947,127
Unamortized debt discount	(2,516)	(2,628)

Total	$928,658	$944,499

The fair value of the SSN as of March 31, 2013 and as of December 31, 2012 was $729.3 million and $590.9 million, respectively.

Debt Security (the “RTL Notes”)

On May 7, 2012, the Company issued $70 million principal amount of senior notes due March 18, 2013, bearing an interest rate of 3.00% to Russian Standard Bank. Pursuant to the Amended SPA, upon approval of the Company’s shareholders, and after the satisfaction of certain other conditions including the receipt of certain Polish regulatory waivers, RTL was to purchase such number of shares of common stock at a purchase price of $5.25 per share sufficient to repay the then-outstanding principal amount of the Debt Security, totaling approximately 13.3 million shares of common stock and sell to CEDC the entire principal amount of the Debt Security. In addition, interest payable on the Debt Security prior to the Second Closing was, at the option of RTL and after the Second Closing, to be effectively paid in shares of common stock at a price $3.44 per share of common stock. Pursuant to the Amended SPA, the final maturity date for the Debt Security was to be extended to July 31, 2016.

On March 1, 2013, with effect from February 25, 2013 the Company and RTL have entered into a credit facility with an aggregate principal amount of $50 million (the “RTL Credit Facility”). Pursuant to the terms of the RTL Credit Facility, $50 million aggregate principal amount of the RTL Notes was converted into a new term loan from RTL to the Company in an aggregate principal amount of $50 million.

As of March 31, 2013 the remaining balance of RTL Notes of $20 million was not paid and was overdue. The Company addressed the unsettled RTL Notes through the Plan of Reorganization as described in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on June 18, 2013.

Total obligations under Debt Security amortized over the life of the borrowings using the effective interest rate method as are shown in the table below:

	March 31, 2013	December 31, 2012

Debt Security (RTL Notes)	$20,000	$70,000

Total	$20,000	$70,000

The fair value of the Debt Security as of March 31, 2013 and December 31, 2012 was $21.1 million and $70.4 million, respectively.

As of March 31, 2013, the Company had accrued interest of $1.1 million, related to the Debt Security, with the coupon due for payment on March 18, 2013, which was not settled.

Total accumulated unamortized debt discount related to the Company’s debt was $12.7 million and $13.6 million as of March 31, 2013 and December 31, 2012, respectively. The Debt Security was cancelled by the effectiveness of the Plan of Reorganization.

Conversion of RTL Notes

As mentioned above, on March 1, 2013, with effect from February 25, 2013 the Company and Roust Trading Ltd. (“Roust Trading”) entered into a credit facility with an aggregate principal amount of $50 million (the “RTL Credit Facility”).

Pursuant to the terms of the RTL Credit Facility, $50 million aggregate principal amount of the 3% senior notes due 2013 issued by the Company to RTL in May, 2012, (the “RTL Notes”) was converted into a new term loan from Roust Trading to the Company in an aggregate principal amount of $50 million (the “Conversion”). The amounts owed under the RTL Credit Facility are to be used for working capital and general corporate purposes.

The RTL Credit Facility bears interest at 3.00% per annum. Accrued interest under the RTL Credit Facility should have been paid by the Company on March 18, 2013. On the last day of the first interest period under the RTL Credit Facility, the Company should have paid to Roust Trading an amount equal to the amount of interest accrued on $50 million of the RTL Notes between September 18, 2012 and the day falling immediately prior to the date on which the Conversion takes place. Both, the first interest payment and the additional interest were not paid as of March 31, 2013. As of March 31, 2013, total outstanding debt under RTL Credit Facility is $50.8 million.

The RTL Credit facility was cancelled by the effectiveness of the Plan of Reorganization.

5.	INCOME TAXES

Tax charge for the three months ended March 31, 2013 was $3.1 million which represents an effective tax rate for this period of (4.0%). The underlying tax rates in key jurisdictions are 20% in Russia, 19% in Poland and Ukraine, 19% in Hungary and 35% in the United States. The difference between the effective tax rate and statutory rates was primarily due to valuation allowance recorded against tax loss carryforwards that the Company believes will not be utilised in the future. Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, for the three-month period ended March 31, 2013 result from additions to accruals for current year tax positions and reductions for prior year tax positions. As of March 31, 2013 and December 31, 2012, the uncertain income tax position balance was $17.8 million and $18.9 million, respectively.

6.	COMMITMENTS AND CONTINGENT LIABILITIES

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

In addition, under new legislation effective since August 1, 2012 the producer purchasing spirit alcohol must a) prepay the excise tax in full or b) provide the relevant tax body with a bank guarantee in the full amount of the excise tax before purchasing to secure payment of the excise tax. This bank guarantee serves as insurance that the excise tax is paid in time.

Russian Alcohol has in place a guarantee line agreement with multiple banks pursuant to which it was provided with a guarantee limit of 23.2 billion Russian rubles (approximately $747.5 million) for a period from 1 to 4 years, Bravo Premium signed a guarantee line agreement with multiple banks pursuant to which it was provided with a guarantee limit of 837.8 million Russian rubles (approximately $27.0 million) for a period from 1 to 2 years and Whitehall has in place a guarantee line agreement with multiple banks pursuant to which it was provided with a guarantee limit of 1.9 billion Russian rubles (approximately $61.2 million) as insurance against the illegal usage of excise stamps.

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

As of March 31, 2013, the Company has bank guarantees related to customs duties on imported goods in Poland of 4.9 million Polish zlotys (approximately $1.5 million).

Leases and Rent Commitments

Total rental expense related to operating leases for the three months period ended March 31, 2013 and March 31, 2012 are $4.1 million and $3.2 million respectively. The Company makes rental payments for real estate, vehicles, office, computer, and manufacturing equipment under operating leases.

The following is a schedule by years of the future rental payments under the non-cancelable operating leases as of March 31, 2013:

2013	$10,902
2014	14,106
2015	12,026
2016	9,223
2017	8,862
Thereafter	2,634

Total	$57,753

During 2013, the Company continued its policy of renewing its transportation fleet by way of capital leases.

The following table presents gross amount of motor vehicles under capital lease and their accumulated depreciation:

	March 31, 2013	December 31, 2012

Motor vehicles gross amount	$2,516	$2,362

Less: accumulated depreciation	(668)	(651)

Motor vehicles net amount	$1,848	$1,711

The future minimum lease payments for the assets under capital leases as of March 31, 2013 are as follows:

2013	$810
2014	380
2015	139

Gross payments due	$1,329
Less interest	(73)

Net payments due	$1,256

Assets subject to pledges

The following assets are subject to pledges:

•	The Bialystok facility is located on 78,665 square meters of land that has been pledged as part of the collateral to 2016 Notes

•	The Oborniki facility is located on 80,519 square meters of land that has been pledged as part of the collateral to 2016 Notes

•	The Siberia plant has been pledged as part of the collateral to 2016 Notes

•	The Tula facility has been pledged as part of the collateral to 2016 Notes

•	The Parliament production plant had been pledged as a security for a loan from Grand Invest Bank

Legal proceedings

From time to time we are involved in legal proceedings arising in the normal course of our business, including opposition and cancellation proceedings with respect to trademarks similar to some of our brands, and other proceedings, both in the United States and elsewhere. Except as set forth below, we are not currently involved in or aware of any pending or threatened proceedings that we reasonably expect, either individually or in the aggregate, will result in a material adverse effect on our condensed consolidated financial statements.

On October 24, 2011, a class action complaint titled Steamfitters Local 449 Pension Fund vs. Central European Distribution Corporation, et al., was filed in the United States District Court, District of New Jersey on behalf of a putative class of all purchasers of our common stock from August 5, 2010 through February 28, 2011 against us and certain of our officers. The complaint seeks unspecified money damages and alleges violations of federal securities law in connection with alleged materially false and misleading statements and/or omissions regarding our business, financial results and prospects in our public statements and public filings with the SEC for the second and third quarters of 2010, relating to declines in our vodka portfolio, our need to take an impairment charge relating to the deterioration in fair value of certain of our brands in Poland and negative financial results from the launch of Żubrówka Biaĩa. Subsequent to the above complaint, a second, substantially similar class action complaint titled Tim Schuler v. Central European Distribution Corporation, et al., was filed in the same court. By court orders dated August 22, 2012, the Steamfitters action and the Schuler action were consolidated and are now proceeding in the District of New Jersey under the caption In re Central European Distribution Corp. Securities Litigation, 11-cv-6247 (JBS-KMW). The Arkansas Public Employees Retirement System and the Fresno County Employees’ Retirement Association have been named Lead Plaintiffs in this action. Pursuant to an Order of the Court, on February 19, 2013, Lead Plaintiffs filed a consolidated complaint on behalf of a purported class of all purchasers of the Company’s common stock between March 1, 2010 and February 28, 2011, advancing similar allegations to those contained in the original complaints concerning purported materially false and misleading statements and/or omissions relating principally to the purported negative financial results from the launch of Żubrówka Biaĩa. On April 10, 2013, the Court stayed the action as to CEDC pursuant to section 362 of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) as a result of its April 7, 2013 filing of a voluntary petition (the “Petition”) for relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

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

7.	STOCK OPTION PLANS AND WARRANTS

During the three months ended March 31, 2013, the range of exercise prices for outstanding options was $7.90 to $60.92. During the three months ended March 31, 2013, the weighted average remaining contractual life of options outstanding is 5.3 years. Exercise prices for options exercisable as of March 31, 2013 ranged from $7.90 to $60.92.

The Company has issued stock options to employees under stock based compensation plans. Stock options are issued at the current market price, subject to a vesting period, which varies from one to three years. As of March 31, 2013, the Company has not changed the terms of any outstanding awards.

During the three months ended March 31, 2013, the Company recognized compensation cost of $0.3 million.

As of March 31, 2013, there was $1.0 million of total unrecognized compensation cost related to non-vested stock options, restricted stock units and restricted stock granted under the Company’s Stock Incentive Plan. The costs are expected to be recognized over the 2013 to 2014 period.

During the year ended December 31, 2012 and for the three months ended March 31, 2013 the Company did not grant any options to its employees. All of the outstanding options and warrants were cancelled pursuant to the Plan of Reorganization.

8.	COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income/(loss) includes net income/(loss) adjusted by foreign currency translation adjustments. The foreign translation (losses)/gains on the re-measurements from foreign currencies to U.S. dollars are classified separately as foreign currency translation adjustment within accumulated other comprehensive income included in stockholders’ equity.

As of March 31, 2013, functional currencies exchange rates used to translate the balance sheet strengthened against the U.S. dollar as compared to the exchange rates as of December 31, 2012 and as a result $23.4 million of foreign currency translation adjustment was recognized as part of total comprehensive income.

9.	RELATED PARTY TRANSACTIONS

Pursuant to the SPA, the Amended SPA and the Plan of Reorganization, as described in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on June 18, 2013. Mr. Roustam Tariko became the sole shareholder of CEDC. Further, Mr. Roustam Tariko has been appointed to CEDC’s Board of Directors as a non-Executive Chairman of the Board. Given that Mr. Roustam Tariko indirectly controls Roust Trading and Roust Trading directly controls Russian Standard Corporation (and indirectly controls other Russian Standard entities), all entities controlled by Mr. Tariko have become related parties of CEDC, including Russian Standard Bank, Russian Standard Corporation, Roust Inc., Russian Standard Vodka (USA), Inc., Russian Standard Vodka, Union Trust Story, F.LLI GANCIA & C. SpA.

As disclosed in Note 4, on May 7, 2012, the Company issued the RTL Notes, bearing on interest rate of 3% to Russian Standard Bank. On March 1, 2013, with effect from February 25, 2013 the Company and Roust Trading entered into the RTL Credit Facility. Pursuant to the terms of the RTL Credit Facility, $50 million RTL Notes were converted into a new term loan from Roust Trading to the Company. The RTL Credit Facility of $50 million is disclosed below in the table.

The outstanding balance of RTL Notes of $20.0 million was addressed through the Plan of Reorganization as described in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on June 18, 2013. Effective June 5, 2013 the outstanding balance of RTL Notes was fully eliminated.

Accrued interest on RTL Credit Facility and RTL Notes in the amount of $0.8 million and $1.1 million, is included in bank loans and other accrued liabilities, respectively, as of March 31, 2013.

Russian Standard Bank loan of $15.1 million was described in details in Note 4.

In the ordinary course of business, the Company is involved in transactions with entities controlled by Mr. Tariko (“Roust”) that resulted in recognition of revenues, expenses, assets and liabilities by the Company. There were no significant transactions with the entities controlled by Mr. Tariko within the comparative quarter of prior year.

The following table summarizes the transactions with Roust as included in the Company’s Condensed Consolidated Financial Statements (unaudited):

Related Party Transactions (in thousands)
Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited)	Three months ended March 31,
	2013	2012

Net Sales	$204	$0
Cost of goods sold	160	0
Selling, general and administrative expenses	417	0
Interest expense	904	0

Condensed Consolidated Balance Sheets (unaudited) (in thousands)	March 31, 2013 (unaudited)	December 31, 2012

Current Assets
Accounts receivable	1,025	57
Other current assets	1,571	2,291

Total due from Roust	2,596	2,348

Current Liabilities
Trade accounts payable	3,873	1,946
Bank loans (Russian Standard)	15,946	0
RTL Credit Facility	50,000	0
RTL Notes	20,000	70,000
Other accrued liabilities	1,204	929

Total due to Roust	91,023	72,875

Accounts receivable and trade accounts payable result from sold and purchase transactions made primarily with Roust Inc. in the ordinary course of business. Other current assets comprise mainly of CEDC inventories sold at market prices and held by Roust Inc. under an arrangement to repurchase those inventories with storage and logistic cost mark-up.

Net sales and costs of goods sold comprise revenue and related costs from sales of Gancia products to Roust Inc. SG&A relate to costs of renting office premises from Union Trust Story and Russian Standard Vodka. Interest expense comprises $0.6 million of interest on RTL Notes and $0.3 million of interest on bank loans from Russian Standard Bank and Roust Trading Ltd., mentioned above.

10.	INTEREST INCOME / (EXPENSE), NET

The following items are included in Interest Income/ (expense), net:

	Three months ended March 31,
	2013	2012
Interest income	$543	$245
Interest expense	(28,677)	(26,547)

Total interest expense, net	$(28,134)	$(26,302)

11.	OTHER FINANCIAL INCOME / (EXPENSE), NET

The following items are included in Other financial income / (expense), net:

	Three months ended March 31,
	2013	2012
Foreign exchange impact related to foreign currency financing	$(34,726)	$98,347
Other gains / (losses)	(2,827)	(759)

Total other financial income / (expense), net	$(37,553)	$97,588

12.	OTHER NON-OPERATING INCOME / (EXPENSE), net

The following items are included in Other non-operating income / (expense):

	Three months ended March 31
	2013	2012

Factoring costs and bank fees	$(3,585)	$(2,262)
Other gains / (losses)	(523)	(336)

Total other non operating expense	$(4,108)	$(2,598)

13.	EARNINGS / (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended March 31,
	2013	2012

Net income / (loss)	$(79,456)	$60,184

Weighted average shares of common stock outstanding (used to calculate basic EPS)	81,538	72,885

Net effect of dilutive employee stock options based on the treasury stock method	465	217

Weighted average shares of common stock outstanding (used to calculate diluted EPS)	82,003	73,102

Net income / (loss) per common share - basic	$(0.97)	$0.83
Net income / (loss) per common share - diluted	$(0.97)	$0.82

Employee stock options granted have not been included in the above calculations of diluted earnings per share where the exercise price is less than the average market price of the common stock during the three months ended March 31, 2013 and 2012. In addition there is no adjustment to fully diluted shares related to the Convertible Senior Notes as the average market price was below the conversion price for the periods.

14.	FAIR VALUE MEASUREMENTS

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

As of March 31, 2013 and December 31, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The monetary assets represented by these financial instruments are primarily located in Poland, Hungary and Russia. Consequently, they are subject to currency translation risk when reporting in U.S. dollars.

The Company does not have any financial assets measured at fair value on a recurring basis as Level 3. The Company has also certain financial liabilities which are measured at fair value on recurring basis for disclosure purposes only, namely, Convertible Senior Notes, Senior Secured Notes and Debt Security. The fair value of Convertible Senior Notes and Secured Senior Notes is

determined based on quoted market prices in public markets and is categorized as Level 1. Fair value of Debt Security is determined based on the principal face value and accrued interest and is categorized as Level 3. The fair value of Convertible Senior Notes, Secured Senior Notes and Debt Security as of March 31, 2013 and December 31, 2012 is disclosed in Note 4 “Borrowings.” There were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2013 and during the annual period ended December 31, 2012.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring and nonrecurring basis (cash and cash equivalents, goodwill, trademarks and customer relationships) as of March 31, 2013, and December 31, 2012:

		Fair value measurement on recurring basis
	Total	Quoted Prices in Activated Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

March 31, 2013

Cash and cash equivalents	$44,012	$44,012	$0	$0

December 31, 2012

Cash and cash equivalents	$84,729	$84,729	$0	$0

		Fair value measurement on a non-recurring basis
	Total	Quoted Prices in Activated Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total loss

December 31, 2012

Trademarks and Customer Relationship (1)	$174,242	$0	$0	$174,242	$45,052

Goodwill (2)	$213,629	$0	$0	$213,629	$327,847

(1)	In 2012 trademarks and customer relationships with a carrying amount of $219.3 million were written down to their fair value of $174.2 million, resulting in an impairment charge of $45.1 million, which was included in earnings for the period.
(2)	In 2012 goodwill with a carrying amount of $ 541.4 million was written down to its fair value of $213.6 million, resulting in an impairment charge of $327.8 million, which was included in earnings for the period.

The Company has other financial instruments, such as receivables, accounts payable, overdrafts, short term bank loans and other liabilities which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value approximate their fair values. The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of March 31, 2013.

15.	EFFECTS OF FOREIGN CURRENCY MOVEMENTS

Substantially all of the Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations and comprehensive income. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the statement of operations is by the movement of the average exchange rate used to restate the statement of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statements of operations relate only to realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint. Table below presents the exchange rates used for translation of our balance sheet and statement of operations and comprehensive income balances as of and for the three months ended March 31, 2013:

	Balance sheet rate as of March 31, 2013	Balance sheet rate as of December 31, 2012	Average rate for the three months ended March 31, 2013	Average rate for the three months ended March 31, 2012
PLN / USD	3.2590	3.0996	3.1469	3.2249
RUR / USD	31.0381	30.4779	30.4048	30.1674
HUF / USD	237.8832	221.4000	224.7786	225.5175

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

Exchange Rate	Value of notional amount as of March 31, 2013	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty*	$376.7 million	$3.8 million gain/loss
USD-Russian ruble*	$272.2 million	$2.7 million gain/loss
EUR-USD*	€442.7 million or approximately $567.5 million	$5.7 million gain/loss
EUR-Russian ruble	€30.4 million or approximately $39.0 million	0.4 million gain/loss

*	Reflects debt outstanding prior to giving effect to the Plan of Reorganization.

16.	OPERATING SEGMENTS

The Company operates and manages its business based upon three primary geographic segments: Poland, Russia and Hungary. Selected financial data split based upon this segmentation assuming elimination of intercompany revenues and profits is shown below: Segment information represents only continuing operations.

	Segment Net Sales
	Three months ended March 31,
	2013	2012
Segment
Poland	$51,310	$47,135
Russia	100,616	93,426
Hungary	4,321	5,428

Total Net Sales	$156,247	$145,989

	Operating income / (loss)
	Three months ended March 31,
	2013	2012
Segment
Poland	$6,970	$6,480
Russia	2,600	(8,463)
Hungary	278	720
Corporate overhead
General corporate overhead	(16,150)	(1,692)
Option expense	(293)	(864)

Total Operating income / (loss)	$(6,595)	$(3,819)

	Identifiable Operating Assets
	March 31, 2013	December 31, 2012
Segment
Poland	$497,606	$532,038
Russia	978,630	1,131,009
Hungary	17,164	28,832
Corporate	33,706	75,673

Total Identifiable Assets	$1,527,106	$1,767,552

	Goodwill
	March 31, 2013	December 31, 2012
Segment
Poland	$203,436	$213,897
Russia	164,818	167,848
Hungary	6,180	6,640

Total Goodwill	$374,434	$388,385

17.	SUBSEQUENT EVENTS

Plan of Reorganization

As described in Note 1, on March 15, 2013, the Company failed to pay $257.9 million principal due on the 2013 Notes. Under the terms of the 2013 Notes Indenture, the failure to pay principal when due constituted an event of default (as defined under the CSN Indenture).

On April 7, 2013, CEDC and its subsidiaries CEDC Finance Corporation International, Inc. and CEDC Finance Corporation, LLC filed voluntary petitions for reorganization under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to effectuate the Debtors’ prepackaged Chapter 11 Plan of Reorganization, which became effective June 5, 2013.

On June 5, 2013, the Company along with CEDC Finance Corporation International, Inc., an indirect wholly-owned subsidiary of the Company (the “Issuer”), entered into an Indenture (the “Senior Secured Notes Indenture”), between the Company, the Issuer, certain subsidiary guarantors named therein, and US Bank, N.A., as Trustee. In connection with the Senior Secured Notes Indenture, the Issuer issued $465 million Senior Secured Notes due 2018 (the “Senior Secured Notes”) to holders of the SSN which were cancelled pursuant to the Plan of Reorganization. The issuance of the Senior Secured Notes to holders of the SSN is expected to take place on or about June 19, 2013. The Senior Secured Notes will be secured by, among other things, (a) a first-priority pledge over the shares of the Issuer and certain subsidiaries of the Company, (b) a first-priority assignment of rights under certain bank accounts of the Company, (c) certain intercompany loans, and (d) a first-priority mortgage over certain real property and fixtures.

On June 5, 2013, the Company and the Issuer, entered into an Indenture (the “Convertible Notes Indenture”), between the Company, the Issuer, certain subsidiary guarantors named therein, and US Bank, N.A., as Trustee (the “Trustee”). In connection with the Convertible Notes Indenture, the Issuer issued $200 million Convertible Junior Secured Notes due 2018 (the “Convertible Notes” and, together with the Senior Secured Notes, the “New Notes”) to holders of the SSN, which were cancelled pursuant to the Company and the Issuer’s plan of reorganization. The issuance of the Convertible Notes to holders of the SSN took place on or about June 19, 2013. The Convertible Notes will be secured by, among other things, (a) a first-priority pledge over the shares of the Issuer and certain subsidiaries of the Company, (b) a first-priority assignment of rights under certain bank accounts of the Company, (c) certain intercompany loans, and (d) a first-priority mortgage over certain real property and fixtures.

Other material terms of the indentures can be found in the Company’s Form T-3/As, filed with the SEC on March 11, 2013 and May 20, 2013.

On June 5, 2013, in connection with the consummation of the exchange offers, the Company issued an aggregate of 10,000 shares of New Common Stock to RTL. The issuance of the New Notes and the common stock under the Plan was made pursuant to an exemption from the registration requirements of the Securities Act contained in Section 1145(a) of the Bankruptcy Code.

Pursuant to the Plan, all of the Company’s shares of pre-emergence common stock (“Pre-Emergence Shares”) were cancelled on the Effective Date. Holders of such Pre-Emergence Shares did not and will not receive any distributions under the Plan. In accordance with the terms of the Plan, RTL and its affiliates have acquired control of 100% of the voting securities of the Company. As a result of the Company’s emergence from Chapter 11 and in accordance with the Plan, the following persons have been named as directors of the Company:

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

The New Charter and the New By-Laws are attached as Exhibit 3.1 and Exhibit 3.2 of our 8-K Form filed with the SEC on June 11, 2013.

License Agreement with LUCAS BOLS B.V.

The Company is party to a License Agreement dated August 17, 2005 with LUCAS BOLS B.V. that gives the Company the right to use the BOLS Vodka trademark in Poland and Russia. The License Agreement provides LUCAS BOLS B.V. with the right to terminate the agreement upon a change of control or bankruptcy event occurring at the level of Central European Distribution Corporation and may allow LUCAS BOLS B.V. to terminate the agreement following the filing of the Plan. The Company’s representatives have discussed the License Agreement with LUCAS BOLS B.V. and LUCAS BOLS B.V. continues to assess its options under the License Agreement. The Company also has a similar license contract with LUCAS BOLS B.V. in respect of the use of the license for the Bols Vodka trademark in Hungary and this contract contains a similar termination right. The Company currently believes that the risk that the license will be terminated is relatively low and there is no risk of a negative cash outflow following any such termination.

Bilateral Facility Agreement

On April 7, 2013, the Company’s Board of Directors approved the terms of a Bilateral Facility Agreement, to be entered into between JSC “Russian Alcohol Group” or one or more other Company subsidiaries (a “Borrower”) and Steb Holdings Ltd. (the “Lender”), an affiliate of the Alfa Group, pursuant to a term sheet agreed between the Lender, Roust Trading Ltd. (“RTL”) and Closed Joint Stock Company “Russian Standard Corporation” (“RSC”) (the “Term Sheet”). The Lender’s commitment to make loans pursuant to a Bilateral Facility Agreement will terminate on the earliest to occur of (x) the date of drawdown, (y) the six-month anniversary of the date of the Term Sheet and (z) the termination of the Term Sheet by RTL pursuant to the terms thereof.

Under the Term Sheet, Company subsidiaries may enter into up to five Bilateral Facility Agreements with the Lender in a principal amount up to $100 million for general corporate and business development purposes. The Bilateral Facility Agreements are subject to definitive documentation. Any amounts drawn by the Borrower under a Bilateral Facility Agreement shall be unsecured with an interest rate of 13.75% payable quarterly and shall be for a term of one year that may be extended upon the agreement of the Lender, RTL, RSC and the Company.

Each Borrower’s obligations with respect to the Bilateral Facility Agreements would be guaranteed by RTL and RSC. In addition, RTL, guaranteed by RSC, has agreed to pay the Lender an arrangement fee of $0.5 million, a commitment fee of $10.3 million that is payable in three installments and, in certain circumstances specified in the Term Sheet, a break-up fee of $15.0 million, minus any arrangement fee paid.

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

Sale of Receivable Arrangement

On April 18, 2013 CEDC International Sp. z o.o. (the CEDC subsidiary) entered into the agreement on sale of a receivable of one of its customer with Bank Handlowy w Warszawie Spółka Akcyjna (“Bank Handlowy”). There is no financing limit in this arrangement. The agreement is in nature the non-recourse factoring and the Company has no further involvement in receivable sold under terms of such arrangement.

Credit lines with Alfa-Bank

On May 28, 2013 Alfa-Bank, resumed lending to CEDC by providing access to previously established credit lines of 2 billion Russian rubles (approximately $60 million) with the bank.

New Loans

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

18.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Early adoption is permitted. The ASU is not applicable to CEDC.

In April 2013, the FASB issued ASU 2013-06, Services Received from Personnel of an Affiliate a consensus of the FASB Emerging Issues Task Force. This ASU relates to Not-for-Profit Entities (Topic 958) and is not applicable to CEDC.

In March 2013, the FASB issued two Accounting Standards Updates (ASUs) on EITF consensuses it ratified at its 31 January 2013 meeting. ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, requires a reporting entity that is jointly and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of a co-obligor. ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, specifies that a cumulative translation adjustment (CTA) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings upon sale of the investment. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. CTA would be recognized in earnings in a business combination achieved in stages (i.e., a step acquisition). The both ASU will be effective for fiscal years (and interim reporting periods within those years) beginning after December 15,2013. The Company will analyze and implement requirements of ASU 2013-04 and 2013-05 for the first quarter of 2014.

In February 2013, the FASB issued ASU 2013-03, Financial Instruments (Topic 825), Clarifying the Scope and Applicability of a Particular Disclosure to Nonpublic Entities. This ASU is not applicable to CEDC.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income to improve the reporting of reclassifications out of AOCI. The ASU sets requirements for presentation for significant items reclassified to net income in their entirety during the period and for items not reclassified to net income in their entirety during the period (e.g., pension amounts that are capitalized in inventory). It requires companies to present information about reclassifications out of AOCI in one place because the FASB believes it’s important for users of the financial statements to have a road map about the effect of reclassifications on the financial statements. It also requires companies to present reclassifications by component when reporting changes in AOCI balances. The new guidance does not change the requirement to present for annual periods items of net income and other comprehensive income, and totals for net income, OCI and comprehensive income in a single continuous statement or two consecutive statements. It also does not change the requirement to report a total for comprehensive income in a single continuous statement or two consecutive statements in interim periods. Public companies must make the disclosures prospectively in fiscal years and interim periods within those years beginning after December 15, 2012. The Company adopted ASU 2012-04 during the first quarter of current year. The adoption of ASU 2012-04 did not have impact on the Company’s condensed consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The ASU makes certain technical corrections and clarifications and improvements to the Codification. Additionally, the ASU includes amendments that identify when the use of fair value should be linked to the definition of fair value in Topic 820. ASU 2012-04 is effective for fiscal periods beginning after December 15, 2012. The Company adopted ASU 2012-04 during the first quarter of current year. The adoption of ASU 2012-04 did not have impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11 — Disclosures about Offsetting Assets and Liabilities (ASC 210). It requires new disclosures for recognized financial instruments and derivative instruments that are either: (1) offset on the balance sheet in accordance with the offsetting guidance in ASC 210-20-45 or ASC 815-10-45 (collectively, the offsetting guidance) or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the offsetting guidance. Recognized assets and liabilities within the scope of the ASU include financial instruments such as derivatives, repurchase agreements, reverse repurchase agreements and securities lending and borrowing arrangements subject to master netting arrangements. Financial instruments outside the scope of the ASU include loans and customer deposits at the same institution (unless they are offset in the statement of financial position) and financial instruments that are subject only to a collateral agreement (e.g., collateralized loans). Furthermore, in January 2013 the FASB issued ASU 2013-01 that clarifies provisions of ASU 2011-11. The Update clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Both, ASU 2011-11 and ASU 2013-01 are effective for interim and annual reporting periods beginning after January 1, 2013. The Company adopted ASU 2011-11 and ASU 2013-01 during the first quarter of current year. The Adoption of ASU 2011-11 and ASU 2013-01 did not have material impact on the Company’s condensed consolidated financial statements.

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

•	statements about the expected level of our costs and operating expenses, and about the expected composition of the Company’s revenues;

•	information about the impact of governmental regulations on the Company’s businesses;

•	statements about local and global credit markets, currency exchange rates and economic conditions;

•	other statements about the Company’s plans, objectives, expectations and intentions including with respect to its credit facility and other outstanding indebtedness;

•	statements relating to shareholder approval of the transaction with Mr. Roustam Tariko and Mr. Roustam Tariko’s ability or intention to fund some or all of its investment in the Company; and

•	other statements that are not historical facts.

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

We urge you to read and carefully consider the items of this and other reports and documents that we have filed with or furnished to the SEC for a more complete discussion of the factors and risks that could affect our future performance and the industry in which we operate, including the risk factors described in this report and in the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2013. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur as described, or at all.

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

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto found elsewhere in this report.

Overview

The Company is one of the world’s largest vodka producers and Central and Eastern Europe’s largest integrated spirit beverages business with its primary operations in Poland, Russia, Ukraine and Hungary. In the first quarter of 2013 the Company continued to improve its net sales, resulting in the increase of approximately 7.0% as compared to the first quarter of 2012. CEDC International and Russian Alcohol’s exports grew both by volume and by value for the first quarter of 2013 as compared to the relevant period last year. However, total CEDC’s volume was down by approximately 7% in the first quarter of 2013 due to significant declines in the Russian Alcohol domestic business. The entire vodka market in Russia dropped 14.8% percent in the first quarter of 2013 as compared to the first quarter of 2012 due to dramatic excise tax driven price increases of 25%, which affected consumer off take, and destocking of some fourth quarter distributor purchases.

Significant factors affecting our consolidated results of operations

Effect of Exchange Rate and Interest Rate Fluctuations

Substantially all of Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the statement of operations is due to the movement of the average exchange rate used to restate the statements of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statements of operations relate only to realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint. The table below presents the exchange rates used for translation of our balance sheet and statement of operations balances as of and for the quarter ended March 31, 2013:

	Balance sheet rate as of March 31, 2013	Average rate for the three months ended March 31, 2013
PLN / USD	3.2590	3.1469
RUR / USD	31.0381	30.4048
HUF / USD	237.8832	224.7786

Because the Company’s reporting currency is the U.S. dollar, the translation effects of fluctuations in the exchange rate of our functional currencies have impacted the Company’s financial condition and results of operations and have affected the comparability of our results between financial periods.

As of March 31, 2013 the Company also had borrowings including its Convertible Notes due 2013 and Senior Secured Notes due 2016 that are denominated in U.S. dollars and euros, which have been lent to its operations where the functional currency is the Polish zloty and Russian ruble. The effect of having debt denominated in currencies other than the Company’s functional currencies is to increase or decrease the value of the Company’s liabilities on that debt in terms of the Company’s functional currencies when those functional currencies depreciate or appreciate in value, respectively. As a result of this, the Company is exposed to gains and losses on the re-measurement of these liabilities. The table below summarizes the pre-tax impact of a one percent movement in each of the exchange rate which could result in a significant impact in the results of the Company’s operations.

Exchange Rate	Value of notional amount as of March 31, 2013	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty*	$ 376.7 million	$3.8 million gain/loss
USD-Russian ruble*	$ 272.2 million	$2.7 million gain/loss
EUR-USD*	€442.7 million or approximately $567.5 million	$5.7 million gain/loss
EUR-Russian ruble	€30.4 million or approximately $39.0 million	0.4 million gain/loss

*	Reflects debt outstanding prior to giving effect to the Plan of Reorganization.

Results of Operations:

Three months ended March 31, 2013 compared to three months ended March 31, 2012

A summary of the Company’s operating performance (expressed in thousands except per share amounts) is presented below.

	Three months ended March 31,
	2013	2012
Sales	$328,073	$321,756
Excise taxes	(171,826)	(175,767)

Net sales	156,247	145,989
Cost of goods sold	88,374	90,874

Gross profit	67,873	55,115

Operating expenses	74,468	58,934

Operating loss	(6,595)	(3,819)

Non operating income / (expense), net
Interest income / (expense), net	(28,134)	(26,302)
Other financial income / (expense), net	(37,553)	97,588
Other non operating income / (expense), net	(4,108)	(2,598)

Income / (loss) before taxes and equity in net income from unconsolidated investments	(76,390)	64,869

Income tax expense	(3,066)	(4,685)

Net income / (loss) attributable to the company	(79,456)	60,184

Net income / (loss) from operations per share of common stock, basic	$(0.97)	$0.83
Net income / (loss) from operations per share of common stock, diluted	$(0.97)	$0.82
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	23,406	22,524

Comprehensive income / (loss) attributable to the company	$(56,050)	$82,708

Net Sales

Net sales represent total sales net of all customer rebates, excise tax on production and imports, and value added tax. Total net sales increased by approximately 7.0%, or $10.2 million, from $146.0 million for the three months ended March 31, 2012 to $156.2 million for the three months ended March 31, 2013. The increase is primarily due to $23.3 million increase resulted substantially from improved price and volume mix in Russia and Poland, as well as an increase in Russian and Polish exports of $1.2 million. This increase was offset by lower domestic sales of $14.7 million in all segments.

	Segment Net Sales Three months ended March 31,
	2013	2012
Segment
Poland	$51,310	$47,135
Russia	100,616	93,426
Hungary	4,321	5,428

Total Net Sales	$156,247	$145,989

Sales for Poland increased by $4.2 million from $47.1 million for the three months ended March 31, 2012 to $51.3 million for the three months ended March 31, 2013. This increase was mainly a combination of a volume increase of domestic sales of 3%, domestic sales value increase of $1.2 million, stronger Polish zloty against the U.S. dollar which accounted for approximately $1.2 million of sales in U.S. dollar terms. Improved price mix contributed $1.5 million of growth and $0.3 million export sales. The Company continued to see strong demand for its Żubrówka and Żubrówka Biała as well as higher margin flavored vodkas including Soplica.

Sales for Russia increased by $7.2 million from $93.4 million for the three months ended March 31, 2012 to $100.6 million for the three months ended March 31, 2013. The increase is primarily due to sales increase of $21.6 million in Russia resulted from the price mix changes and increase of $0.9 million in export sales. Those increases were offset by lower domestic sales volume of $14.6 million and negative FX impact of $0.7 million.

Sales for Hungary decreased by $1.1 million from $5.4 million for the three months ended March 31, 2012 to $4.3 million for the three months ended March 31, 2013, which resulted mainly due to decrease in volumes on local currency terms.

Gross Profit

Total gross profit increased by approximately 23.2%, or $12.8 million, to $67.9 million for the three months ended March 31, 2013, from $55.1 million for the three months ended March 31, 2012. Gross profit margins as a percentage of net sales increased by 5.6 percentage points from 37.8% to 43.4% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The improvement in gross margin was driven by a number of factors including improved product and channel mix in Poland and price increases in Russia. Part of the improvement in pricing coming from the Russian market was offset by the year on year growth of spirit pricing which resulted in approximately $2.6 million of additional cost in the first quarter of 2013.

Operating Expenses

Operating expenses consist of selling, general and administrative, or “SG&A” expenses, advertising expenses, non-production depreciation and amortization, and provision for bad debts. Total operating expenses increased by $15.6 million, from $58.9 million for the three months ended March 31, 2012 to $74.5 million for the three months ended March 31, 2013. This increase was primarily driven by additional costs related to the restructuring of the Company of $15.6 million.

The table below sets forth the items of operating expenses.

	Operating Expenses Three Months Ended March 31,
	2013	2012
SG&A	$67,891	$50,088
Marketing	4,499	6,490
Depreciation and amortization	2,078	2,356

Total operating expense	$74,468	$58,934

SG&A consists of salaries, warehousing and transportation costs, administrative expenses and bad debt expense. SG&A expenses increased by $17.8 million, from $50.1 million for the three months ended March 31, 2012 to $67.9 million for the three months ended March 31, 2013. The increase in SG&A expenses results primarily from additional legal costs incurred in the three months ended March 31, 2013 related to restructuring process.

Marketing expenses decreased by $2.0 million, from $6.5 million for the three months ended March 31, 2012 to $4.5 million for the three months ended March 31, 2013. Decrease was mainly a result of lower trade marketing in Russia.

Depreciation and amortization decreased by $0.3 million, from $2.4 million for the three months ended March 31, 2012 to $2.1 million for the three months ended March 31, 2013.

Operating Income

Total operating loss increased by $2.8 million, from $3.8 million loss for the three months ended March 31, 2012 to $6.6 million loss for the three months ended March 31, 2013, primarily driven by restructuring costs incurred in the first quarter of 2013, offset by higher operating income in Russia. The table below summarizes the segmental split of operating profit.

	Operating Income/(Loss) Three months ended March 31,
	2013	2012
Segment
Poland	$6,970	$6,480
Russia	2,600	(8,463)
Hungary	278	720
Corporate overhead
General corporate overhead	(16,150)	(1,692)
Option Expense	(293)	(864)

Total operating loss	$(6,595)	$(3,819)

Underlying operating income in Poland increased by approximately 7.7% or $0.5 million, from $6.5 million for the three months ended March 31, 2012 to $7.0 million for the three months ended March 31, 2013. The operating income in Russia increased by $11.1 million from $8.5 million loss for the three months ended March 31, 2012 to $2.6 million income for the three months ended March 31, 2013. The changes in operating income in both of these segments were driven by all of the factors described above.

General corporate overheads increased by $14.5 million from $1.7 million for the three months ended March 31, 2012 to $16.2 million for the three months ended March 31, 2013. The increase mainly was driven by additional costs related to restructuring and redundancy.

Non Operating Income and Expenses

Total interest expense increased by approximately 6.8%, or $1.8 million, from $26.3 million for the three months ended March 31, 2012 to $28.1 million for the three months ended March 31, 2013. This increase was primarily driven by depreciation of euro versus Polish zloty.

The Company recognized $37.6 million of non-cash unrealized foreign exchange rate loss in the three months ended March 31, 2013, primarily related to the impact of movements in exchange rates on our U.S. dollar and euro denominated liabilities, as compared to $97.6 million of gain in the three months ended March 31, 2012.

Total other non-operating expenses increased by $1.5 million, from a loss of $2.6 million for the three months ended March 31, 2012 to a loss of $4.1 million for the three months ended March 31, 2013. Expenses for the first quarter of 2013 consists of $1.0 million of losses related to the cost of factoring in Poland and bank guarantees in Russia of $2.6 million.

	Three months ended March 31,
	2013	2012
Factoring costs and bank fees	(3,585)	(2,262)
Other gains / (losses)	(523)	(336)

Total other non operating income / (expense), net	$(4,108)	$(2,598)

Income Tax

Effective tax rate for the three months ended March 31, 2013 was (4.0%). The difference between the effective tax rate and the statutory rates (20% in Russia, 19% in Poland, Ukraine and Hungary and 35% in the United States) was primarily due to valuation allowance recorded against tax loss carry forwards that the Company believes will not be utilised in the future.

Statement of Liquidity and Capital Resources

During the three months ended March 31, 2013, the Company’s primary sources of liquidity were cash flows generated from operations. The Company’s primary uses of cash were to fund its working capital requirements, service indebtedness and finance capital expenditures. The following table sets forth selected information concerning the Company’s condensed consolidated cash flow during the periods indicated.

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash flow from operating activities	$9,827	$23,766
Cash flow from investing activities	$(2,512)	$(1,202)
Cash flow from financing activities	$(46,895)	$(18,188)

Management views and performs analysis of financial and non financial performance indicators of the business by segments that are split by countries. The extensive analysis of indicators such as sales value in local currencies, gross margin and operating expenses by segment is included in the MD&A section of this Form 10-Q.

Net cash flow from operating activities

Net cash flow from operating activities represents net cash from operations and interest. Overall cash flow from operating activities decreased from cash generation of $23.8 million for the three months ended March 31, 2012 to cash generation of $9.8 million for the three months ended March 31, 2013. The primary factors contributing to this lower cash generation in 2013 are due to the fact that in the first quarter of 2012, the Company entered into factoring arrangements in Poland for the first time which resulted in higher cash collection during this quarter.

Overall working capital movements of operating assets and liabilities resulted in cash inflow of approximately $46.9 million during the three months ended March 31, 2013. Days sales outstanding (“DSO”) as of March 31, 2013 amounted to 41 days as compared to 44 days as of March 31, 2012. The number of days in inventory as of March 31, 2013 amounted to 53 days as compared to 41 days as of March 31, 2012. Increase in inventory days in 2013 resulted primarily from the general decline in Russian alcohol market. In addition, the ratio of our current assets to current liabilities, net of inventories, was 0.24 as of March 31, 2013 as compared to 0.60 as of March 31, 2012. Change in quick ratio was due to movement of obligations under SSN to current liabilities.

Net cash flow used in investing activities

Net cash flows used in investing activities represent net cash used to acquire fixed assets. Net cash outflow for the three months ended March 31, 2013 was $2.5 million as compared to $1.2 million outflow for the three months ended March 31, 2012.

Net cash flow from financing activities

Net cash flow from financing activities represents cash used for servicing indebtedness under credit facilities. Net cash outflow in financing activities was $46.9 million for the three months ended March 31, 2013 as compared to an outflow of $18.2 million for the three months ended March 31, 2012.

Changes in working capital as recorded in Condensed Consolidated Balance Sheet

Inventories decreased by $ 22.6 million, from $174.7 million as of December 31, 2012 to $152.1 million as of March 31, 2013. This results from the normal course of the business as inventory is always build up in the second half of the year in order to prepare for coming season of the highest sales during Christmas and Carnival.

Trade accounts payable decreased by $45.5 million, from $126.5 million as of December 31, 2012 to $81.0 million as of March 31, 2013. The change results from the seasonality in the Company’s business. The Company has the highest turnover in the fourth quarter of the year. Inventory is build up during second half of the year and sales starts in the fourth quarter. As a result, accounts payable are paid during following months.

Accounts receivable, net of allowance for doubtful debts, decreased by $150.5 million from $352.1 million as of December 31, 2012 to $201.6 million as of March 31, 2013. A decrease results from the fact that in the fourth quarter of the year the Company generates the highest turnover and significant part of payments is collected in the following quarter.

The Company’s Future Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012 filed on June 18, 2013 with the U.S. Securities and Exchange Commission (the SEC), the Company failed to pay $257.9 million principal due on the 2013 Convertible Senior Notes (2013 Notes). Under the terms of the 2013 Notes Indenture, the failure to pay principal when due constituted an Event of Default.

Under Section 6.1(5)(a) of the 2016 Notes Indenture, the failure to pay principal when due on the 2013 Notes constituted an Event of Default under 2016 Senior Secured Notes (2016 Notes) Indenture. Under Section 6.2 of the 2016 Notes Indenture, if an Event of Default occurs and is continuing, then the Trustee or holders of not less than 25 % of the aggregate principal amount of the outstanding 2016 Notes may, and the Trustee upon request of such holders shall, declare the principal plus any accrued and unpaid interest on the 2016 Notes to be immediately due and payable.

The failure to pay principal when due on the 2013 Notes constituted also Event of default under the $50 million RTL Credit Facility.

On March 18, 2013, the Company failed to pay $20.0 million due under the RTL Notes.

On April 7, 2013, the Company and its subsidiaries, CEDC Finance Corporation International Inc. and CEDC Finance Corporation LLC (the Debtors) filed voluntary petitions for reorganization under Chapter 11 (the Chapter 11 Cases) of the United States Code in the Bankruptcy Court in Delaware in order to effectuate the Debtors’ prepackaged Chapter 11 Plan of Reorganization.

On May 13, 2013 the Company received approval of the Plan of Reorganization (the Plan) from the U.S. Bankruptcy Court for the District of Delaware.

Following the effectiveness of the Plan of Reorganization on June 5, 2013, all amounts due by the Company under the CSN, the SSN, the RTL Notes and also $50.0 million of secured credit facility provided by RTL to CEDC pursuant to facility agreement dated March 1, 2013 (the “RTL Credit Facility”) were cancelled and are no longer due.

The Company believes that this restructuring process will improve its financial strength and flexibility and enable it to focus on maximizing the value of its strong brands and market position. In our opinion, doubts about the Company’s ability to continue as a going concern were substantially reduced.

The Chapter 11 Cases and the Plan of Reorganization did not involve the Company’s operating subsidiaries in Poland, Russia, Ukraine and Hungary and have no impact on their business operations. Operations in these countries are independently funded and continued to generate revenue during this process. All obligations to employees, vendors, credit support providers and government authorities are honored in the ordinary course of without interruption.

Financing Arrangements

Bank Loans and Overdraft Facilities

As of March 31, 2013, the Company had outstanding liability of € 30.4 million ($39.0 million) from the term loans from Alfa-Bank, Bank Zenit and Raiffeisenbank drawn by Whitehall:

•

The loan agreement with Alfa-Bank, dated July 22, 2008, matures on October 18, 2014. The credit limit under this agreement is €20.0 million ($25.6 million). This loan has financial covenants that need to be met. The loan as of March 31, 2013 consists of sixteen open tranches released between October 12, 2012 and February 28, 2013, and are repayable between April 12, 2013 and October 28, 2013. As of March 31, 2013, the Company had outstanding liability of €19.0 million ($24.4 million) from this term loan. Further repayments were made after the balance sheet date. Only a quarter of the limit is currently utilized.

•

The loan agreement with Bank Zenit, dated August 16, 2012, matures on April 25, 2014. The credit limit under this agreement is €10.0 million ($12.8 million). This loans has financial covenants that need to be met. The loan as of March 31, 2013 consists of three open tranches released between January 28, 2013 and March 11, 2013, and are repayable between October 25, 2013 and March 7, 2014. As of March 31, 2013, the Company had outstanding liability of €6.4 million ($8.2 million) from this term loan. Further repayments were made after the balance sheet date. Only a half of the limit is currently utilized.

•

The loan agreement with Raiffeisenbank, dated October 26, 2012, matures on September 30, 2013. The credit limit under this agreement is €5.0 million ($6.4 million). This loan has financial covenants that need to be met. The loan as of March 31, 2013 consists of four open tranches released between October 29, 2012 and November 20, 2012, and are repayable on September 30, 2013. As of March 31, 2013, the Company had outstanding liability of €5.0 million ($6.4 million) from this term loan.

The aforementioned loans drawn by Whitehall are guaranteed by Whitehall companies. The loan agreement with Alfa-Bank and with Bank Zenit are secured by the Whitehall’s inventory.

As of March 31, 2013, the Company had outstanding term loans including accrued interest of 1,251.1 million Russian rubles ($40.3 million) from Grand Invest Bank, Sberbank and Russian Standard bank drawn by Russian Alcohol Group.

•

The loan agreement with Grand Invest Bank, dated November 25, 2011, matures on November 23, 2013. As of March 31, 2013, the Company has outstanding liability of 110 million Russian rubles ($3.5 million) from this term loan. This loan has turnover clauses that need to be met. It was fully repaid after the balance sheet date.

•

The second loan agreement with Grand Invest Bank, dated December 19, 2012, matures on November 22, 2013. This loan has turnover clauses that need to be met. As of March 31, 2013, the Company has outstanding liability of 150 million Russian rubles ($4.9 million) from this term loan. It was fully repaid after the balance sheet date.

•

The loan agreement with Sberbank dated November 23, 2012, matures on November 22, 2013. As of March 31, 2013 outstanding debt is 520 million Russian rubles (521.4 including accrued interest) ($16.8 million). This loan is secured by equipment, inventory and pledge on real estate. This loan has turnover clauses and financial covenants that need to be met.

•

The related party loan agreement with Russian Standard Bank dated February 27, 2013, matures on February 27, 2014. As of March 31, 2013 outstanding debt is 465 (469.7 including accrued interest) million Russian rubles ($15.1 million). This loan is secured by plegde of rights of claims. There are no financial covenants related to this loan.

As of March 31, 2013, Bols Hungary had an overdraft facility dated August 2, 2012, maturing on August 1, 2013. The credit limit under this agreement is 500 million Hungarian forint ($2.1 million). As of March 31, 2013, the loan was utilized in the amount 350.1 million Hungarian forint ($1.5 million). The loan is secured by inventory and receivables.

Bank loans and overdraft facilities include $0.8 million of interest on RTL Credit Facility. Refer to Note 9 “Related Party Transactions”.

Following loan agreements were closed during the quarter ended March 31, 2013:

•	Loan agreements with Alfa Bank - total amount 724 million Russian rubles ($23.3 million) repaid together with all interest accrued;

•	Loan agreement with Moscow Credit Bank - 900 million Russian rubles ($29.0 million) repaid together with all interest accrued;

•	Overdraft facility with Nomos-Bank;

•	Overdraft facility with Sberbank.

Convertible Senior Notes (the “CSN”)

On March 7, 2008, the Company completed the issuance of $310 million aggregate principal amount of 3% Convertible Senior Notes due 2013 with an interest due semi-annually on the 15th of March and September, beginning on September 15, 2008. The CSN were to be convertible in certain circumstances into cash and, if applicable, shares of our common stock, based on an initial conversion rate of 14.7113 shares per $1,000 principal amount, subject to certain adjustments. The proceeds from the Convertible Senior Notes were used to fund the cash portions of the acquisition of Copecresto Enterprises Limited and Whitehall.

In the period from May 2012 to March 2013, the Company repurchased $52.1 million principal amount of the CSN in six tranches for $50.2 million.

The maturity period of the CSN was on March 15, 2013. On that day the Company failed to pay $257.9 million principal due on the CSN and accrued interest of $4.2 million related to these Notes.

Total obligations under the CSN are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	March 31, 2013	December 31, 2012

Convertible Senior Notes (CSN)	$257,858	$257,858
Unamortized debt discount	0	(148)
Debt discount related to ASC 470-20	0	(788)

Total	$257,858	$256,922

The fair value of the CSN as of March 31, 2013 and as of December 31, 2012 was $58.0 million and $138.1 million, respectively.

The ASC Topic 470-20 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability ($290.3 million as of the date of the issuance of the CSN) and equity components ($19.7 million as of the date of the issuance of the CSN) of the instrument. The debt component was recognized at the present value of its cash flows discounted using a 4.5% discount rate, our borrowing rate at the date of the issuance of the CSN for a similar debt instrument without the conversion feature. The equity component, recorded as additional paid-in capital, was $12.8 million, which represents the difference between the proceeds from the issuance of the CSN and the fair value of the liability, net of deferred taxes of $6.9 million as of the date of the issuance of the CSN. ASC Topic 470-20 also requires an accretion of the resultant debt discount over the expected life of the CSN, which was March 7, 2008 to March 15, 2013. For the period ended March 31, 2013 and March 31, 2012 the additional pre-tax non-cash interest expense recognized in the consolidated statement of operations was $0.8 million and $1.1 million, respectively. Accumulated amortization related to the debt discount was $19.7 million and $18.9 million as of March 31, 2013 and December 31, 2012, respectively.

The CSN are governed by an Indenture (the “CSN Indenture”) dated March 7, 2008 between the Company and The Bank of New York, as Trustee, as amended and supplemented by the First Supplemental Indenture dated March 7, 2008. Under the terms of the CSN Indenture, the failure to pay principal when done constituted an Event of Default (as defined in the CSN Indenture). The Company addressed the default under CSN through the Plan of Reorganization as described in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on June 18, 2013. Effective June 5, 2013, the outstanding balance of the CSN was cancelled.

Senior Secured Notes (the “SSN”)

On December 2, 2009, the Company issued $380 million 9.125% Senior Secured Notes due 2016 and €380 million ($487.1 million) 8.875% Senior Secured Notes due 2016 (the “SSN”) in an unregistered offering to institutional investors. The Company used a portion of the net proceeds from the SSN to redeem the Company’s outstanding 2012 Notes, having an aggregate principal amount of €245.4 million ($314.6 million) on January 4, 2010. The remainder of the net proceeds from the SSN was used to (i) purchase Lion Capital’s remaining equity interest in Russian Alcohol by exercising the Lion Option and the Co-Investor Option, pursuant to the terms and conditions of the Lion Option Agreement and the Co-Investor Option Agreement, respectively (ii) repay all amounts outstanding under Russian Alcohol credit facilities; and (iii) repay certain other indebtedness.

On December 9, 2010, the Company issued an additional €50.0 million ($64.1 million) 8.875% Senior Secured Notes due 2016 (the “SSN”) in an unregistered offering to institutional investors. The Company used the net proceeds from the additional 2016 Notes to repay its term loans and overdraft facilities with Bank Handlowy w Warszawie S.A and Bank Zachodni WBK S.A.

As of March 31, 2013 and December 31, 2012 the Company had accrued interest of $27.9 million and $7.1 million respectively, related to the Senior Secured Notes due 2016, with the next coupon due for payment on June 1, 2013 that was not paid.

The failure to pay principal when due on the CSN constitutes an Event of Default under the SSN Indenture. Under the SSN Indenture, if an Event of Default occurs and is continuing, then the Trustee or holders of not less than 25% of the aggregate principal amount of the outstanding 9.125% Senior Secured Notes due 2016 and 8.875% Senior Secured Notes due 2016 (together, the “SSN”) could declare the principal plus any accrued and unpaid interest on the SSN to be immediately due and payable. The default on CSN caused the SSN to become callable on demand. The Company addressed the default under 2016 Notes through the Plan of Reorganization as described in our Annual Report on Form 10-K for the year December 31, 2012 filed with the SEC on June 18, 2013. Effective June 5, 2013, all SSN were cancelled.

Total obligations under the SSN are shown net of deferred finance costs, amortized over the life of the borrowings using the effective interest rate method as shown in the table below:

	March 31, 2013	December 31, 2012

Senior Secured Notes due 2016 (SSN)	$931,174	$947,127
Unamortized debt discount	(2,516)	(2,628)

Total	$928,658	$944,499

The fair value of the SSN as of March 31, 2013 and as of December 31, 2012 was $729.3 million and $590.9 million, respectively.

Debt Security (the “RTL Notes”)

On May 7, 2012, the Company issued $70 million principal amount of senior notes due March 18, 2013, bearing an interest rate of 3.00% to Russian Standard Bank. Pursuant to the Amended SPA, upon approval of the Company’s shareholders, and after the satisfaction of certain other conditions including the receipt of certain Polish regulatory waivers, Roust Trading was to purchase such number of shares of common stock at a purchase price of $5.25 per share sufficient to repay the then-outstanding principal amount of the Debt Security, totaling approximately 13.3 million shares of common stock and sell to CEDC the entire principal amount of the Debt Security. In addition, interest payable on the Debt Security prior to the Second Closing was, at the option of Roust Trading and after the Second Closing, to be effectively paid in shares of common stock at a price $3.44 per share of common stock. Pursuant to the Amended SPA, the final maturity date for the Debt Security was to be extended to July 31, 2016.

On March 1, 2013, with effect from February 25, 2013 the Company and Roust Trading Ltd. (“Roust Trading”) have entered into a credit facility with an aggregate principal amount of $50 million (the “RTL Credit Facility”). Pursuant to the terms of the RTL Credit Facility, $50 million aggregate principal amount of the RTL Notes was converted into a new term loan from Roust Trading to the Company in an aggregate principal amount of $50 million.

As of March 31, 2013 the remaining balance of RTL Notes of $20 million was not paid and was overdue. The Company addressed the unsettled RTL Notes through the Plan of Reorganization as described in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on June 18, 2013.

Total obligations under Debt Security amortized over the life of the borrowings using the effective interest rate method as are shown in the table below:

	March 31, 2013	December 31, 2012

Debt Security (RTL Notes)	$20,000	$70,000

Total	$20,000	$70,000

The fair value of the Debt Security as of March 31, 2013 and December 31, 2012 was $21.1 million and $70.4 million, respectively.

As of March 31, 2013, the Company had accrued interest of $1.1 million, related to the Debt Security, with the coupon due for payment on March 18, 2013, which was not settled.

Total accumulated unamortized debt discount related to the Company’s debt was $12.7 million and $13.6 million as of March 31, 2013 and December 31, 2012, respectively. The Debt Security was cancelled by the effectiveness of the Plan of Reorganization.

Conversion of RTL Notes

As mentioned above, on March 1, 2013, with effect from February 25, 2013 the Company and Roust Trading Ltd. (“Roust Trading”) entered into a credit facility with an aggregate principal amount of $50 million (the “RTL Credit Facility”).

Pursuant to the terms of the RTL Credit Facility, $50 million aggregate principal amount of the 3% senior notes due 2013 issued by the Company to RTL in May, 2012, (the “RTL Notes”) was converted into a new term loan from Roust Trading to the Company in an aggregate principal amount of $50 million (the “Conversion”). The amounts owed under the RTL Credit Facility are to be used for working capital and general corporate purposes.

The RTL Credit Facility bears interest at 3.00% per annum. Accrued interest under the RTL Credit Facility should have been paid by the Company on March 18, 2013. On the last day of the first interest period under the RTL Credit Facility, the Company should have paid to Roust Trading an amount equal to the amount of interest accrued on $50 million of the RTL Notes between September 18, 2012 and the day falling immediately prior to the date on which the Conversion takes place. Both, the first interest payment and the additional interest were not paid as of March 31, 2013. As of March 31, 2013, total outstanding debt under RTL Credit Facility is $50.8 million.

The RTL Credit Facility was cancelled by the effectiveness of the Plan of Reorganization.

Effects of Inflation and Foreign Currency Movements

Inflation in Poland is projected at 1.2% for 2013, compared to actual inflation of 3.7% in 2012. In Russia, Hungary and Ukraine, inflation for 2013 is projected at 6.5%, 2.7% and 2.3% respectively, compared to actual inflation of 5.1%, 5.7% and 0.6% respectively, in 2012.

Substantially all of the Company’s operating cash flows and assets are denominated in Polish zloty, Russian ruble and Hungarian forint. This means that the Company is exposed to translation movements both on its balance sheet and statement of operations. The impact on working capital items is demonstrated on the cash flow statement as the movement in exchange on cash and cash equivalents. The impact on the statement of operations is by the movement of the average exchange rate used to restate the statement of operations from Polish zloty, Russian ruble and Hungarian forint to U.S. dollars. The amounts shown as exchange rate gains or losses on the face of the statements of operations relate only to realized gains or losses on transactions that are not denominated in Polish zloty, Russian ruble or Hungarian forint. Table below presents the exchange rates used for translation of our balance sheet and statement of operations balances as of and for the quarter ended March 31, 2013:

	Balance sheet rate as of March 31, 2013	Average rate for the three months ended March 31, 2013
PLN / USD	3.2590	3.1469
RUR / USD	31.0381	30.4048
HUF / USD	237.8832	224.7786

Because the Company’s reporting currency is the U.S. dollar, the translation effects of fluctuations in the exchange rate of our functional currencies have impacted the Company’s financial condition and results of operations and have affected the comparability of our results between financial periods.

As of March 31, 2013 the Company had borrowings including its Convertible Notes due 2013 and Senior Secured Notes due 2016 that are denominated in U.S. dollars and euros, which have been lent to its operations where the functional currency is the Polish zloty and Russian ruble. The effect of having debt denominated in currencies other than the Company’s functional currencies is to increase or decrease the value of the Company’s liabilities on that debt in terms of the Company’s functional currencies when those functional currencies depreciate or appreciate in value respectively. As a result of this, the Company is exposed to gains and losses on the re-measurement of these liabilities. The table below summarizes the pre-tax impact of a one percent movement in each of the exchange rate which could result in a significant impact in the results of the Company’s operations.

Exchange Rate	Value of notional amount As of March 31, 2013	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty*	$ 376.7 million	$3.8 million gain/loss
USD-Russian ruble*	$ 272.2 million	$2.7 million gain/loss
EUR-USD*	€442.7 million or approximately $567.5 million	$5.7 million gain/loss
EUR-Russian ruble	€30.4 million or approximately $39.0 million	0.4 million gain/loss

*	Reflects debt outstanding prior to giving effect to the Plan of Reorganization.

Significant Accounting Policies and Estimates

For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

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

As of March 31, 2013 the Company had borrowings including its Convertible Notes due 2013 and Senior Secured Notes due 2016 that are denominated in U.S. dollars and euros, which have been lent to its operations where the functional currency is the Polish zloty and Russian ruble. The effect of having debt denominated in currencies other than the Company’s functional currencies is to increase or decrease the value of the Company’s liabilities on that debt in terms of the Company’s functional currencies when those functional currencies depreciate or appreciate in value respectively. As a result of this, the Company is exposed to gains and losses on the re-measurement of these liabilities. The table below summarizes the pre-tax impact of a one percent movement in each of the exchange rate which could result in a significant impact in the results of the Company’s operations.

Exchange Rate	Value of notional amount As of March 31, 2013	Pre-tax impact of a 1% movement in exchange rate
USD-Polish zloty*	$376.7 million	$3.8 million gain/loss
USD-Russian ruble*	$272.2 million	$2.7 million gain/loss
EUR-USD*	€442.7 million or approximately $567.5 million	$5.7 million gain/loss
EUR-Russian ruble	€30.4 million or approximately $39.0 million	0.4 million gain/loss

*	Reflects debt outstanding prior to giving effect to the Plan of Reorganization.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2013. Since December 2011 we have begun restructuring of our corporate finance and reporting department in Poland and in Russia to implement more effective internal controls over financial reporting. Further weaknesses were revealed during the 2012 restructuring process as disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on June 18, 2013 that still exist as of March 31, 2013.

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

Remediation Initiatives

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 in response to the identified material weakness, our management, with oversight from the Company’s Audit Committee, has dedicated significant in-house and external resources to implement enhancements to the Company’s internal control over financial reporting so as to remediate all material weakness. These ongoing efforts has been focused on (i) expanding our organization capabilities to improve our monitoring, communications, training and governance processes over our financial statement closing process, (ii) implementing process improvements to strengthen our internal control and monitoring activities over retroactive trade rebates and trade marketing refunds, (iii) analyzing the impact of improper design of IT segregation of duties on financial statements and implementing adequate controls and (iv) the placement of additional qualified personnel to timely complete the Company’s financial reports, thus allowing for proper review and oversight.

In the course of the past year, we undertook a number of remediation initiatives including the change of senior management at the parent company level. For more details, see the information in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on June 18, 2013.

Audit Committee

During the past year, the Audit Committee held a number of meetings with management to evaluate management’s assessment of internal controls over financial reporting. Specifically, on March 22, 2013, the Audit Committee evaluated the assessment of effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 presented by management. As an outcome of this assessment, the Audit Committee requested that management to prepare a detailed remediation plan for the 2013 and the following years addressing the remaining material weaknesses as well as to allocate the resources necessary to remedy these weaknesses.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting for the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Please refer to Note 6 of the accompanying Condensed Consolidated Financial Statements (unaudited) attached herein for a discussion of certain legal proceedings.

Item 1A.	Risk Factors.

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on June 18, 2013.

Item 5.	Other Information.

Pursuant to the Plan, the Company has filed an Amended and Restated Certificate of Incorporation (the “New Charter”) with the Secretary of State of the State of Delaware and has adopted Amended and Restated By-Laws (the “New By-Laws”), each of which became effective as of June 5, 2013, and which changed the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Pursuant to the New Charter, Minority Stockholders (as defined in the New Charter) have the right to nominate one director and such director’s successor. No person proposed to be nominated by the Requesting Stockholder Group shall be eligible for election as a director of the Corporation unless such person (i) satisfies the Independence Requirements delineated in the New Charter and (ii) is nominated in accordance with the procedures set forth in Section 6.1 of the New Charter.

Pursuant to the New Bylaws, vacancies and newly created directorships resulting from any increase in the authorized number of directors shall be filled by a majority of the directors then in office, whether or not a quorum, or by a sole remaining director. Whenever the holders of any class or classes of stock or series thereof are entitled to elect one or more directors by the provisions of the New Charter, vacancies and newly created directorships of such class or classes or series may be filled by a majority of the directors elected by such class or classes or series thereof then in office, or by the sole remaining director so elected. Each director so chosen shall hold office until the next election, and until such director’s successor is elected and qualified, or until such director’s earlier resignation or removal. In the event that one or more directors resigns from the Board of Directors, effective at a future date, subject to the terms of the New Charter, a majority of the directors then in office, including those who have so resigned, shall have power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective, and each director so chosen shall hold office until the next election, and until such director’s successor is elected and qualified, or until the director’s earlier resignation or removal.

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Exhibit Description

2.1	Amended and Restated Offering Memorandum, Consent Solicitation and Disclosure Statement Soliciting Acceptances of a Prepackaged Plan of Reorganization, dated March 8, 2013 (filed as Exhibit 99.(a)(1)(i) to the Schedule TO-I-A filed with the SEC on March 11, 2013 and incorporated herein by reference).

2.2	Supplement No. 1 to the Amended and Restated Offering Memorandum, Consent Solicitation Statement and Disclosure Statement Soliciting Acceptances of a Prepackaged Plan of Reorganization, dated March 18, 2013 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on March 19, 2013 and incorporated herein by reference).

2.3	Findings of Fact, Conclusions of Law and Order (I) Approving (A) the Disclosure Statement Pursuant to Sections 1125 and 1126(c) of the Bankruptcy Code, (B) the Prepetition Solicitations Procedures, and (C) Forms of Ballots, and (II) Confirming the Second Amended and Restated Joint Prepackaged Chapter 11 Plan of Reorganization of Central European Distribution Corporation, et al. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 11, 2013 and incorporated herein by reference).

2.4	Second Amended and Restated Joint Prepackaged Chapter 11 Plan of Reorganization of Central European Distribution Corporation, et al. (filed as Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC on June 11, 2013 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 11, 2013 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on June 11, 2013 and incorporated herein by reference).

31.1*	Certificate of the CEO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certificate of the CFO pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from Central European Distribution Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL EUROPEAN DISTRIBUTION CORPORATION (registrant)

Date: June 28, 2013	By:	/s/ Grant Winterton
Grant Winterton
Chief Executive Officer

Date: June 28, 2013	By:	/s/ Ryan Lee
Ryan Lee
Chief Financial Officer